Form 10-Q
period 1995-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1995-05-12
CIK 746514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 _
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -   Exchange Act of 1934

For the quarterly period ended    March 31, 1995       or
 _
|_| Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 0-12138



               New England Realty Associates Limited Partnership
             (Exact name of registrant as specified in its charter)


       Massachusetts                                             04-2619298
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


39 Brighton Ave., Allston, Massachusetts                             02134
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (617) 783-0039


                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes X         No

                                        INDEX


                           PART I - FINANCIAL INFORMATION



                                                                Page No.

         Item 1.   Financial Statements.

                   Balance Sheets - March 31, 1995                  3
                   and December 31, 1994

                   Statements of Operations - Three                 4
                   Months Ended March 31, 1995 and
                   March 31, 1994

                   Statements of Changes in Partners'               5
                   Capital - Three Months Ended
                   March 31, 1995 and March 31, 1994

                   Statements of Cash Flows - Three Months          6
                   Ended March 31, 1995 and March 31, 1994

                   Notes to Financial Statements                    8

         Item 2.   Management's Discussion and Analysis of         17
                   Financial Condition and Results of
                   Operations.


                             PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K.               21


         SIGNATURES                                                22

BALANCE SHEETS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                                                March 31,    December 31,
                                                  1995           1994
                                               (Unaudited)
                                              ____________   _____________
ASSETS
Rental Properties (Notes 1, 3 and 10)         $ 25,496,880   $ 23,782,167
Deposit on Acquisition (Note 3)                      --         1,898,200
Cash and Cash Equivalents (Notes 1 and 6)          864,368        996,353
Short-term Investments (Notes 1 and 5)              46,401         45,555
Rents Receivable (Note 10)                         565,362        643,104
Real Estate Tax Escrows                             41,714         23,558
Prepaid Expenses and Other Assets (Note 4)         490,648        488,783
Investment in Joint Venture (Notes 1 and 5)        157,197        165,340
Financing and Leasing Fees (Note 1)                282,688        278,756
                                              ____________   ____________
  TOTAL ASSETS                                $ 27,945,258   $ 28,321,816
                                              ============   ============
LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable (Note 6)                    $ 17,484,650   $ 17,567,909
Note Payable - Related Party (Note 3)            1,175,000      1,175,000
Accounts Payable  and Accrued
  Expenses (Note 5)                                630,700        620,989
Advance Rental Payments and Security
  Deposits (Notes 4 and 7)                         590,036        556,939
                                              ____________    ___________
  Total Liabilities                             19,880,386     19,920,837
Commitments and Contingent
  Liabilities (Note 9 and Note 12)
Partners' Capital (Note 8):
  177,152 units outstanding                      8,064,872      8,400,979
                                              ____________   ____________
TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 27,945,258   $ 28,321,816
                                              ============   ============

See notes to financial statements.

STATEMENTS OF OPERATIONS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
                                                  Three Months Ended
                                                      March 31,
                                                     (Unaudited)
                                                 1995           1994
                                             ___________    ___________
Revenues:
 Rental income (Notes 2 and 10)              $ 2,244,234    $ 2,040,736
 Laundry and sundry income                        34,253         24,191
                                             ___________    ___________
                                               2,278,487      2,064,927
                                             ___________    ___________
Expenses:
 Administrative (Note 4)                         143,609        110,554
 Depreciation and amortization                   421,288        404,460
 Interest                                        480,256        397,616
 Management fees (Note 4)                        102,201         86,125
 Operating                                       279,797        336,592
 Renting                                          29,949         34,054
 Repairs & maintenance                           322,999        263,476
 Taxes & insurance                               256,977        268,173
                                             ___________    ___________
                                               2,037,076      1,901,050
                                             ___________    ___________
Income from Operations                           241,411        163,877
                                             ___________    ___________
Other Income:
  Interest income                                 11,248         11,007
  Income from investments in
   partnerships and joint
    venture (Note 5)                               9,600          9,638
                                             ___________    ___________
                                                  20,848         20,645
                                             ___________    ___________
Net Income                                   $   262,259    $   184,522
                                             ===========    ===========
Net Income per Unit (Note 8)                 $      1.48    $       .96
                                             ===========    ===========
Weighted Average Number
  of Units outstanding
  (Note 8)                                       177,152        177,664
                                             ===========    ===========
See notes to financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)
                                          Partners' Capital
                           _______________________________________________
                                   Limited            General
                           ________________________  __________
                            Class A        Class B    Class C       Total
                           ___________  ___________  __________  ___________
Balance, January 1, 1994   $ 6,821,992  $ 1,648,030  $   86,736  $ 8,556,758
Distributions to
 Partners (Note 8)          (  481,085)  (  114,258)  (   6,013)  (  601,356)
Net Income                     147,618       35,059       1,845      184,522
                           ___________  ___________  __________  ___________
Balance, March 31, 1994    $ 6,488,525  $ 1,568,831  $   82,568  $ 8,139,924
                           ===========  ===========  ==========  ===========
Units authorized and
 issued, net of 2,561
 Treasury Units, at
 March 31, 1994                142,131       33,756       1,777      177,664
                               =======       ======       =====      =======
Balance, January 1, 1995   $ 6,717,849  $ 1,598,946  $   84,184  $ 8,400,979
Distributions to
 Partners (Note 8)          (  478,693)  (  113,690)  (   5,983)  (  598,366)
Net Income                     209,807       49,829       2,623      262,259
                           ___________  ___________  __________  ___________
Balance, March 31, 1995    $ 6,448,963  $ 1,535,085  $   80,824  $ 8,064,872
                           ===========  ===========  ==========  ===========
Units authorized and
 issued, net of 3,073
 Treasury Units at
 March 31, 1995                141,722       33,659       1,265      177,152
                               =======       ======       =====      =======

See notes to financial statements

STATEMENTS OF CASH FLOWS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
                                                        Three Months Ended
                                                             March 31,
                                                           (Unaudited)
                                                        1995         1994
                                                     __________   __________
Cash Flows from Operating Activities:
 Net income                                          $  262,259   $  184,522
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                        421,288      404,460
   (Income) on investment in ,
    partnerships & joint venture                     (    9,600)  (    9,638)
   Decrease in rents receivable                          77,742      218,225
   (Increase) in financing and
    leasing fees                                     (   27,108)  (    3,966)
   (Decrease) in accounts payable                    (    9,711)  (   34,952)
   Other items, net                                      31,675   (  177,744)
                                                     __________   __________
   Total Adjustments                                    484,286      396,385
                                                     __________   __________
   Net cash provided by operating
    activities                                          746,545      580,907
                                                     __________   __________
Cash Flows from Investing Activities:
 Distribution from joint venture                         17,743       25,037
 Payment for purchase of rental
  properties - net                                   (  214,648)  (  196,964)
                                                     __________   __________
   Net cash (used in) provided by
    investing activities                             (  196,905)  (  171,927)
                                                     __________   __________

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
                                                     Three Months Ended
                                                          March 31,
                                                          (Unaudited)
                                                      1995           1994
                                                  ___________     __________
Cash Flows from Financing Activities:
 Principal payments and early
  repayment of mortgages payable                   (   83,259)    (   74,146)
 Distributions to partners                         (  598,366)    (  601,356)
                                                  ___________    ___________
   Net cash (used in) financing
    activities                                     (  681,625)    (  675,502)
                                                  ___________    ___________
Net (Decrease) in Cash and
  Cash Equivalents                                 (  131,985)    (  266,522)
Cash and Cash Equivalents, Beginning                  996,353      1,571,964
                                                  ___________    ___________
Cash and Cash Equivalents, Ending                 $   864,368    $ 1,305,422
                                                  ===========    ===========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES ("NERA" OR THE "PARTNERSHIP")

Revenue Recognition: Certain leases of the commercial properties provide for increasing stepped minimum rents which are accounted for on a straight-line basis over the term of the lease.

Rental Properties: Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is included in income. Rental properties are depreciated on the straight-line method over their estimated useful lives.

Investment in Joint Venture: The Partnership accounts for investment in the joint venture on the equity method.

Financing and Leasing Fees: Financing fees are capitalized and amortized over the life of the related mortgages. Leasing fees are capitalized and amortized over the life of the related lease.

Income Taxes: The financial statements have been prepared under the basis that NERA is entitled to tax treatment as a partnership. Accordingly, no provision for income taxes on income has been recorded.

Cash Equivalents: The Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Short Term Investments: The Partnership considers short term investments as bank certificates of deposit, treasury obligations or commercial paper with maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value.

Concentration of Credit Risks and Financial Instruments: The Partnership's tenants are located in New England and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenue in 1995 and 1994. The Partnership invests its temporary cash investments with high credit quality financial institutions or purchases U.S. Government backed commercial paper.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the accompanying financial statements include all adjustments, consisting of

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 1--SIGNIFICANT  ACCOUNTING POLICIES ("NERA" OR THE "PARTNERSHIP")
(CONTINUED)

normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and changes in financial position for the periods presented.

Please refer to the audited financial statements and footnotes thereto included in the Partnership Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2--LINE OF BUSINESS

NERA was organized in Massachusetts during 1977. It owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut, New Hampshire and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate related activities primarily located in Massachusetts.

NOTE 3--RENTAL PROPERTIES

Rental properties consist of the following:

                           March 31,            December 31,      Useful
                              1995                  1994           Life
                         _____________          ___________    ____________
Land                     $ 4,538,599            $ 4,153,599        --
Buildings                 22,189,836             20,649,836     25-31 years
Building improvements      9,574,857              9,426,477     15-31 years
Kitchen cabinets           1,276,866              1,270,295      5-10 years
Carpets                    1,115,860              1,098,770      5-10 years
Air conditioning             135,455                135,455      7-10 years
Land improvements            427,143                423,414     10-31 years
Laundry equipment             80,592                 79,490       5-7 years
Elevators                     16,842                 16,842        20 years
Swimming pools                42,450                 42,450        10 years
Equipment                    147,872                140,909       5-7 years
Motor vehicles                79,816                 78,842         5 years
Fences                        96,988                 96,447      5-10 years
Furniture and fixtures       101,093                 98,594       5-7 years
Smoke alarms                  42,082                 42,083       5-7 years
                         ___________            ___________
                          39,866,351             37,753,503
Less accumulated
  depreciation            14,369,471             13,972,472
                         ___________            ___________
                         $25,496,880            $23,781,031
                         ===========            ===========

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 3--RENTAL PROPERTIES (CONTINUED)

Included in rental properties at March 31, 1995 is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units and 29 parking spaces. The purchase price of this property was $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's general partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction.

On December 29, 1994, to facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's general partner, loaned the Partnership $1,175,000. The Partnership then deposited a total of $1,898,200 with the closing attorneys. The $1,175,000 note payable to the Partnership's management company matures on December 31, 1995. Interest is payable monthly at the prime rate of 8 1/2% at date of acquisition, and the note is collateralized upon acquisiton, by a mortgage on the property. The Partnership is seeking to refinance the note with longer term financing.

NOTE 4--RELATED PARTY TRANSACTIONS

The Partnership properties are managed by an entity which is owned by the majority shareholder of the general partner (see Note 12). The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $102,201 and $86,125 for the three months ended March 31, 1995 and 1994, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 7). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1995 or 1994.

The Partnership Agreement also permits the general partner or management company to charge the costs of professional services (such as counsel, accountants, contractors) to NERA. Approximately $30,000 and $17,000 was charged to NERA for legal, maintenance, architectural services, and supervision of capital improvements for the three months ended March 31, 1995 and 1994, respectively. During the year ended December 31, 1994, approximately $74,000 was capitalized in leasehold improvements and the balance of $56,000 was included in administrative expense. Additionally in 1994, the Partnership paid to the management company $30,000 for accounting services previously provided by an outside company.

The Partnership Agreement entitles the general partner or the management company to receive commissions upon the sale of partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1995 or 1994.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 4--RELATED PARTY TRANSACTIONS (CONTINUED)

Included in prepaid expenses and other assets were amounts due from related parties of $52,639 at March 31, 1995 and $55,582 at December 31, 1994 representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnership by another entity also owned by one of the shareholders of the general partner (see Note 7).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnership and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $41,131 at March 31, 1995 and $39,212 at December 31, 1994.

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 5, the Partnership has interests in certain entitites in which the majority shareholder of the general partner is also involved.

See Note 13 for a subsequent event with a related party.

NOTE 5--INVESTMENTS

The short term investment totalling $46,401 at March 31, 1995 and $45,555 at December 31, 1994 is carried at cost which approximates fair value. Such investment at March 31, 1995 is a 6% certificate of deposit maturing in February 1996. The issuer and amount of this investment is as follows:

                                                    March 31,   December 31,
                                                     1995           1994
                                                 ___________    __________
Citizens Bank - Certificate of deposit           $   46,401     $   45,555
                                                 ==========     ==========

The carrying value of the Partnership's 50% interest in the Timpany Plaza Joint Venture, at equity, is $157,197 and $165,340 at March 31, 1995 and December 31, 1994, respectively.

The Partnership owns a 10% interest in four real estate partnerships accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. The Partnership recorded a $30,000 provision in 1990, representing the estimated liabilities allocable to NERA in those partnerships where NERA is the general partner. No amounts were paid as of December 31, 1994 and this provision was eliminated and included in other income in 1994.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 5--INVESTMENTS (CONTINUED)

The majority shareholder of the general partner is also the majority owner of these partnerships (see Note 12). There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.

NOTE 6--MORTGAGES PAYABLE

At March 31, 1995 and December 31, 1994, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages, on rental properties referred to in Note 3, with interest ranging from 8.5% to 10.99% and prime plus 1.5%, payable in monthly installments currently aggregating approximately $168,000, including interest, to various dates through 2002.

The Partnership has pledged tenant leases as additional collateral for certain of its mortgages.

Approximate annual maturities are as follows:

                 1996 - current maturities   $ 4,736,040
                 1997                            606,175
                 1998                          5,004,349
                 1999                            115,950
                 2000                            127,762
                 Thereafter                    6,894,374
                                             ___________
                                             $17,484,650
                                             ===========

In September 1994 the Partnership refinanced the mortgage on the shopping mall in Lewiston, Maine. The new loan of $5,060,000 is collateralized by the Lewiston Mall and the Clovelly apartments in Nashua, New Hampshire. The loan matures in February 1998. Interest is charged at 1.5% over the prime rate and principle payments are based on a fifteen year amortization. The mortgage calls for additional principle payments of $250,000 each in July 1995 and January 1996. This loan contains certain covenants, including an aggregate debt service coverage on the mortgaged properties of no less than 1.3 to 1, a loan to value ratio of no greater than 70%, or have on deposit funds at the lender bank which is adequate to cover any shortfall; a minimum partnership net worth of $7,000,000 and minimum partnership cash and cash equivalents of $700,000. As of March 31, 1995 the Partnership had on deposit the required funds and was in compliance with the loan covenants. Although there are no restrictions on the Partnership's ability to use its cash accounts, approximately $285,000 of cash on deposit at March 31, 1995 was considered as having been utilized to satisfy the covenants.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 6--MORTGAGES PAYABLE (CONTINUED)

Included in prepaid expense and other assets at March 31, 1995 is $140,000 not yet received on a previously refinanced mortgage. This amount was collected in April 1995 as a result of the completion of certain improvements to the property underlying the mortgage.

NOTE 7--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment and security deposits. The funds are held in escrow by another entity owned by the majority shareholder of the general partner (see Notes 4 and 12).

NOTE 8--PARTNERS' CAPITAL

The Partnership has two categories of limited partners (Classes A and B) and one category of general partner (Class C). Under the terms of the Partnership Agreement, Classes B and C must represent 19% and 1%, respectively of the total units outstanding. All classes have equal profit sharing and distribution rights in proportion to their ownership interests.

The Partnership declared distributions of $3.38 per unit in the first quarters of 1995 and 1994 respectively.

The Partnership has entered into a deposit agreement with a bank to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten depositary receipts. The following is information of the net income per depositary receipt:

                                                      Three Months Ended
                                                            March 31,
                                                         1995     1994
                                                         ----     ----
  Net Income Per Depositary Receipt                      $.15     $.10
                                                         ====     ====

In March 1993, the Partnership announced that it would offer to purchase Depositary Receipts from all holders of less than 100 Depositary Receipts. A total of 23,391 depositary receipts were purchased at $5 per receipt. In 1994 the Class A, B, and C units were restored to the required percentage relationship mentioned above by the purchase of B and C units at $50 per unit ($5 per receipt).

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership is not involved in any material pending legal proceedings.

NOTE 10--RENTAL INCOME

In 1994, approximately 74% of rental income is related to residential apartment and condominium units with leases of one year or less. The remaining 26% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

             Commercial
              Property
               Leases              Land Leases           Total
1996         $ 1,525,000           $  130,000         $ 1,655,000
1997           1,352,000              130,000           1,482,000
1998           1,200,000              130,000           1,330,000
1999             949,000              130,000           1,079,000
2000             709,000              130,000             839,000
Thereafter     4,564,000            1,625,833           6,189,833
             ___________           __________         ___________
             $10,299,000           $2,275,833         $12,574,833
             ===========           ==========         ===========

In August 1988, the Partnership entered into a land lease agreement, with an existing tenant, in the Timpany Shopping Plaza Center in Gardner, Massachusetts. As part of this lease, the tenant, at its cost, demolished approximately one-third of the mall and replaced it with a new store of comparable size. The minimum fixed term of this lease is for 20 years which commenced with the opening of the new store in December 1989. The minimum annual rents are $110,000 per year for the first five years and increase each subsequent five-year period with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at March 31, 1995 and December 31, 1994 is $144,375 and $137,500, respectively, representing the deferred rental income of $27,500 per year from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this new building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a 20-year period.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 10--RENTAL INCOME (CONTINUED)

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was $9,600 and $9,638 for the three months ended March 31, 1995 and 1994 respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals were approximately $170,456 and $166,124 for the three months ended March 31, 1995 and 1994 respectively.

NOTE 11--CASH FLOW INFORMATION

During the three months ended March 31, 1995 and 1994, cash paid for interest was $469,277 and $396,550, respectively.

NOTE 12--BANKRUPTCY OF RELATED PARTIES

As described in notes 4, 5 and 7, the Partnership had transactions with and has interests in certain entities in which the majority shareholder of the general partner is involved. Such shareholder had guaranteed certain notes receivable and had agreed to indemnify the Partnership for losses incurred from certain partnerships in which New England Realty Associates Limited Partnership is a general partner. During March 1991, this shareholder, the Partnership's management company, and other related entities filed for protection from their creditors under Chapter 11 of the Federal Bankruptcy Code.

In September 1992, the U.S. Bankruptcy Court confirmed a reorganization plan pursuant to which this shareholder was discharged of all liabilities including all guarantees and indemnifications.

Certain of the partnership investments described in Note 5 are subject to restructuring stipulations with their respective lenders. There can be no assurance that the investment partnerships will realize any future value.

As part of the restructuring, management of the NERA properties was transferred to a newly formed partnership owned 1% by the majority shareholder of NERA's general partner. In August 1993, this majority shareholder purchased the other 99% ownership interest.

The management of the Partnership believes that the proceedings described above will not adversely affect the Partnership's properties or operations.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 13--SUBSEQUENT EVENTS

In April 1995, the Partnership entered into an agreement to purchase
5 buildings located in Massachusetts. The properties consist of 809 residential units for a total purchase price of $30,000,000. The Partnership plans to finance the purchase with a mortgage of $23,000,000 on the new property and refinance the existing Partnership properties for a total of $9,000,000. The excess funds will be used in conjunction with a planned
5 year capital improvement program. These properties are part of a loan pool which is being sold by a national bank and are presently managed by an entity which is owned by the majority shareholder of the general partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Income from operations for the first quarter of 1995 was approximately $241,000, compared to approximately $164,000 for the same period in 1994, an increase of approximately $77,000. Net cash provided by operations during the three months ended March 31, 1995 was approximately $746,000 compared to approximately $581,000 during the same period in 1994, an increase of approximately $165,000. This increase in net cash provided by operations is due to an increase in income from operations, as well as an increase in advance rental payments and security deposits.

Rental income during the first quarter of 1995 was approximately $2,244,000 compared with approximately $2,041,000 for the same period in 1994, an increase of approximately $203,000. This increase is due to an increase in the rental rates at the residential properties, as well as the acquisition of the Linhart property in the first quarter of 1995.

Expenses for the first quarter of 1995 were approximately $2,037,000 compared to approximately $1,901,000 for the same period in 1994, an increase of approximately $136,000. This increase reflects an increase in interest expense of approximately $82,000 due the additional debt associated with the acquisition of the Linhart property; an increase in repairs and maintenance expenses of approximately $60,000 due to efforts to improve the properties and maintain the occupancy levels; an increase in administrative expenses of approximately $33,000 due to increases in professional fees; and an increase in the management fee of approximately $16,000 in relation to the increase in rental income. These increases are offset by a decrease in operating expenses of approximately $57,000 due to a decrease in the utility costs as well as snow removal due to a milder winter in 1995.

Interest income for each of the three months ended March 31, 1995 and 1994 was approximately $11,000. This reflects the slight decrease in cash available for investment, offset by the increase in the interest rates.

Investment in partnerships and the Timpany Plaza joint venture represents NERA's interest in commercial real estate not wholly-owned by the Partnership. NERA is not liable for losses in excess of its investment in limited partnerships in which it is a limited partner. NERA's investment in the partnerships has been reduced to zero due to losses incurred since the time of the investment. There has been no loss recorded on the investment in the partnerships since 1991. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of NERA's assets.

The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was approximately $9,600 for the first quarters of 1995 and 1994. This reflects a level of stability both with the occupancy levels as well as the operating expenses.

As a result of the changes discussed above, net income for the three months ended March 31, 1995 was $262,259 compared to $184,522 for the three months ended March 31, 1994.

Liquidity and Capital Resources

The Partnership's principal source of cash during the first quarter of 1995 and the year ended December 31, 1994 has been the collection of rents and the refinancing of a Partnership property. The majority of cash and cash equivalents totalling $864,368 at March 31, 1995 and $996,353 at December 31, 1994 is invested in commercial paper and certificates of deposit maturing in less than 90 days. Additionally, the Partnership has purchased a short term investment totalling $46,401 at March 31, 1995 and $45,555 at December 31, 1994. This investment is a certificate of deposit with a maturity one year from the date of purchase.

In January 1995, the Partnership acquired a property in Newton, Massachusetts. The purchase price was $1,925,000. The purchase price was funded from cash reserves as well as a loan of $1,175,000 from an entity owned by a majority shareholder of NERA's general partner. This property, referred to as Linhart, consists of a building with both commercial and residential units, as well as 29 outdoor parking spaces. The Partnership did not sell any properties in 1994 or 1995.

In April 1995, the Partnership entered into an agreement to purchase 5 buildings which consists of 809 residential units located in Massachusetts. The purchase price is $30,000,000. These properties are part of a loan pool which is being sold by a national bank and are presently managed by an entity which is owned by the majority shareholder of NERA's general partner. The Partnership intends to finance the purchase with a mortgage of $23,000,000 on the new property and refinance the existing Partnership properties for a total of $9,000,000. The excess funds will be used in conjunction with a planned 5 year capital improvement program.

In September 1994, the Partnership refinanced the mortgage on the shopping mall in Lewiston, Maine. The new loan of $5,060,000 is collateralized by the shopping mall in Lewiston, Maine and the Clovelly apartments in Nashua, New Hampshire. The new loan calls for principal payments of $250,000 in July 1995 and $250,000 in January 1996. Interest is charged at 1.5% over the prime rate and principal payments are amortized over 15 years. The loan also contains certain covenants with which the Partnership must comply. The Partnership is in compliance with these covenants at March 31, 1995 and December 31, 1994. The outstanding principal on the mortgage at March 31, 1995 is $4,973,187.

In connection with the refinancing of the mortgage on the Westgate apartments in July 1992, the bank is holding $140,000 in anticipation of repairs to the mortgaged property. The bank is satisfied that the required improvements were completed and the funds were released to the Partnership in April 1995.

During the first quarter of 1995, the Partnership completed certain improvements to its properties at a total cost of approximately $188,000. These improvements were funded from cash reserves. The most significant improvements were made at the Westgate apartments in Woburn, Massachusetts for a total cost of approximately $103,000, as well as approximately $17,000 at the shopping mall in Lewiston, Maine, and approximately $16,000 each at the Timpany Plaza in Gardner, Massachusetts and River Drive apartments in Danvers, Massachusetts.

The Partnership plans to invest an additional $300,000 in capital improvements at the Westgate apartments in Woburn, Massachusetts and approximately $180,000 at the shopping mall in Lewiston, Maine. These improvements will be funded from cash reserves.

The Partnership anticipates that available cash and interest-bearing investments, collection of rents, and proceeds from the sale and refinancing of Partnership properties will be sufficient to finance future routine improvements to properties, as well as overall operations for the remainder of 1994. Unanticipated increases in expenses or a loss of a significant tenant could have a negative impact on the Partnership's cash flow.

Since the Partnership's long term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If the cash required for such acquisition is not available as needed, the General Partner will consider refinancing mortgaged properties which have lower debt-to-equity ratios in order to raise the necessary cash. The General Partner will also consider refinancing mortgaged properties in the event there is insufficient cash available from cash reserves to repay such obligations as they mature. NERA's net income may fluctuate dramatically from year to year as a result of the acquisition or sale of properties.

The Partnership paid a distributions totaling $3.38 per Partnership unit ($0.34 per depository receipt) during each of the three months ended March 31, 1995 and 1994.

                             PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K.

                   a.   Exhibits.

                        Exhibit 27 - Financial Data Schedule

                   b.   Reports on Form 8-K.

                        No Current Reports on Form 8-K were filed during the quarter ended March 31, 1995

                                     SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEW ENGLAND REALTY ASSOCIATES
                                            LIMITED PARTNERSHIP

                                            By:  NEWREAL, INC.,
                                                 its General Partner*


         Date:  May 12, 1995                By:  /s/ Ronald Brown
                                                 Ronald Brown,
                                                 President



                                           *Functional equivalent of Chief
                                            Executive Officer, Principal
                                            Financial Officer and Principal
                                            Accounting Officer.

                                    EXHIBIT INDEX


         Exhibit Number and Title                               Page No.

         Exhibit 27 -- Financial Data Schedule