Form 10-Q
period 1995-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1995-08-14
CIK 746514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 _
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -   Exchange Act of 1934

For the quarterly period ended    June 30, 1995       or
 _
|_| Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

                                        INDEX


                           PART I - FINANCIAL INFORMATION



                                                                Page No.

         Item 1.   Financial Statements.

                   Balance Sheets - June 30, 1995                   3
                   and December 31, 1994

                   Statements of Operations - Three and             4
                   Six Months Ended June 30, 1995 and
                   June 30, 1994

                   Statements of Changes in Partners'               5
                   Capital - Three Months Ended
                   June 30, 1995 and June 30, 1994

                   Statements of Cash Flows - Six Months            6
                   Ended June 30, 1995 and June 30, 1994

                   Notes to Financial Statements                    8

         Item 2.   Management's Discussion and Analysis of         17
                   Financial Condition and Results of
                   Operations.


                             PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K.               21


         SIGNATURES                                                22

BALANCE SHEETS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
                                                June 30,     December 31,
                                                  1995           1994
                                               (Unaudited)
                                              ____________   _____________
ASSETS

Rental Properties (Notes 1, 3 and 10)         $ 55,256,969   $ 23,782,167
Deposit on Acquisition (Note 3)                     -           1,898,200
Cash and Cash Equivalents (Notes 1 and 6)          800,860        996,353
Short-term Investments (Notes 1 and 5)              47,399         45,555
Rents Receivable (Note 10)                         588,063        643,104
Real Estate Tax Escrows                            153,268         23,558
Prepaid Expenses and Other Assets (Note 4)       1,797,139        488,783
Investment in Joint Venture (Notes 1 and 5)        141,419        165,340
Financing and Leasing Fees (Note 1)                739,932        278,756
                                              ____________   ____________

  TOTAL ASSETS                                $ 59,525,049   $ 28,321,816
                                              ============   ============

LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable (Note 6)                    $ 50,388,784   $ 17,567,909
Note Payable - Related Party (Note 3)               -           1,175,000
Accounts Payable and Accrued
  Expenses                                         381,100        620,989
Advance Rental Payments and Security
  Deposits (Notes 4 and 7)                         586,909        556,939
                                              ____________    ___________

  Total Liabilities                             51,356,793     19,920,837

Commitments and Contingent
  Liabilities (Note 9 and Note 12)

Partners' Capital (Note 8):
  177,152 units outstanding                      8,168,256      8,400,979
                                              ____________   ____________

TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 59,525,049   $ 28,321,816
                                              ============   ============


See notes to financial statements.

STATEMENTS OF OPERATIONS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                            Three Months Ended         Six Months Ended
                                 June 30,                   June 30,
                             1995        1994          1995         1994
                                (Unaudited)               (Unaudited)
                         ________________________   ________________________
Revenues:
 Rental income (Notes 2
  and 10)                $ 2,274,773  $ 2,011,455   $ 4,519,007  $ 4,052,191
 Laundry income               34,273       34,427        68,526       58,618
                         -----------  -----------   -----------  -----------
                           2,309,046    2,045,882     4,587,533    4,110,809
                         -----------  -----------   -----------  -----------
Expenses:
 Administrative (Note 4)     171,080      170,261       314,689      280,815
 Depreciation and
  amortization               431,826      395,343       853,114      799,803
 Interest                    580,526      407,640     1,060,782      805,256
 Management fees (Note 4)     96,652       82,906       198,853      169,031
 Operating                   191,010      202,964       470,807      539,556
 Renting                      42,240       34,468        72,189       68,522
 Repairs & maintenance       422,013      376,784       745,012      640,260
 Taxes & insurance           283,342      265,081       540,319      533,254
                         -----------  -----------   -----------  -----------
                           2,218,689    1,935,447     4,255,765    3,836,497
                         -----------  -----------   -----------  -----------
Income from Operations        90,357      110,435       331,768      274,312
                         -----------  -----------   -----------  -----------
 Other income(loss):
  Interest income             13,775       13,677        25,023       24,684
  Income(loss) from
   investment in the joint
   venture (Note 5)            ( 748)      13,782         8,852       23,420
                         -----------  -----------   -----------  -----------
                              13,027       27,459        33,875       48,104
                         -----------  -----------   -----------  -----------
Net Income               $   103,384  $   137,894   $   365,643  $   322,416
                         ===========  ===========   ===========  ===========


Net Income per
 Unit                    $       .58  $       .78   $      2.06  $      1.81
                         ===========  ===========   ===========  ===========
Weighted Average Number
  of Units Issued and
  Outstanding (Note 8)       177,152      177,664       177,152      177,664
                         ===========  ===========   ===========  ===========


See notes to financial statements.

STATEMENTS OF CASH FLOWS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                                                          Six Months Ended
                                                              June 30,
                                                           (Unaudited)
                                                        1995         1994
                                                     __________   __________
Cash Flows from Operating Activities:
 Net income                                          $  365,643   $  322,416

 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                        853,114      799,803
   (Income) on investment in
    partnerships & joint venture                     (    8,852)  (   23,420)
   Decrease in rents receivable                          55,041      222,793
   (Increase) in financing and
    leasing fees                                     (  518,108)  (    8,017)
   (Decrease) in accounts payable                    (  239,889)  (  146,263)
   Other items, net                                  (1,407,139)  (  273,242)
                                                     __________   __________

   Total Adjustments                                 (1,265,833)     571,654
                                                     __________   __________
   Net cash provided by (used in)
    operating activities                             (  900,190)     894,070
                                                     __________   __________

Cash Flows from Investing Activities:
 Distribution from joint venture                         32,773       36,980
 Payment for purchase of rental
  properties                                        (30,375,585)  (  822,881)
 Maturity of short-term investments                       -          793,787
 Purchase of short-term investments                       -       (  395,555)
                                                     __________   __________
   Net cash (used in) investing
    activities                                      (30,342,812)  (  387,669)
                                                     __________   __________



See notes to financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                                                       Six Months Ended
                                                           June 30,
                                                          (Unaudited)
                                                      1995           1994
                                                  ___________     __________

Cash Flows from Financing Activities:
 Principal payments and early
  repayment of mortgages payable                  ( 3,256,125)    (  151,690)
 Proceeds from refinancing of
  Partnership properties                           13,450,000          -
 Decrease in notes payable to
  related party                                   ( 1,175,000)         -
 Distribution to partners                         (   598,366)    (  601,356)
 Increase in mortgages payable                     22,627,000          -
 Stock buyback (Note 8)                                -          (   33,520)
                                                   ___________    ___________

   Net cash provided by (used in)
    financing activities                           31,047,509     (  786,566)
                                                  ___________    ___________

Net (Decrease) in Cash and
  Cash Equivalents                                (   195,493)    (  280,165)

Cash and Cash Equivalents, Beginning                  996,353      1,571,964
                                                  ___________    ___________

Cash and Cash Equivalents, Ending                 $   800,860    $ 1,291,799
                                                  ===========    ===========


See notes to financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

(Unaudited)

                                          Partners' Capital
                           _______________________________________________

                                   Limited            General
                           ________________________  __________

                            Class A        Class B    Class C       Total
                           ___________  ___________  __________  ___________


Balance, January 1, 1994   $ 6,821,992  $ 1,648,030  $   86,736  $ 8,556,758

Distributions to
 Partners (Note 8)          (  481,085)  (  114,258)  (   6,013)  (  601,356)

Net Income                     257,933       61,259       3,224      322,416

Stock buyback (Note 8)            -      (   31,860)  (   1,660)  (   33,520)
                           ___________  ___________  __________  ___________

Balance, June 30, 1994     $ 6,598,840  $ 1,563,171  $   82,287  $ 8,244,298
                           ===========  ===========  ==========  ===========
Units authorized and
 issued, net of 2,561
 Treasury Units, at
 June 30, 1994                 142,131       33,756       1,777      177,664
                               =======       ======       =====      =======


Balance, January 1, 1995   $ 6,717,849  $ 1,598,946  $   84,184  $ 8,400,979

Distributions to
 Partners (Note 8)          (  478,693)  (  113,690)  (   5,983)  (  598,366)

Net Income                     292,514       69,472       3,657      365,643

                           ___________  ___________  __________  ___________

Balance, June 30, 1995     $ 6,531,670  $ 1,554,728  $   81,858  $ 8,168,256
                           ===========  ===========  ==========  ===========

Units authorized and
 issued, net of 3,073
 Treasury Units at
 June 30, 1995                 141,722       33,659       1,771      177,152
                               =======       ======       =====      =======




See notes to financial statements

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

NOTE 3--RENTAL PROPERTIES

Rental properties consist of the following:

                            June 30,            December 31,      Useful
                              1995                  1994           Life
                         _____________          ___________    ____________

Land                     $ 7,538,599            $ 4,153,599        --
Buildings                 49,499,354             20,649,836     25-31 years
Building improvements      9,372,675              9,426,477     15-31 years
Kitchen cabinets           1,294,555              1,270,295      5-10 years
Carpets                    1,139,561              1,098,770      5-10 years
Air conditioning             135,455                135,455      7-10 years
Land improvements            427,163                423,414     10-31 years
Laundry equipment             80,592                 79,490       5-7 years
Elevators                     16,842                 16,842        20 years
Swimming pools                42,450                 42,450        10 years
Equipment                    152,268                140,909       5-7 years
Motor vehicles                79,816                 78,842         5 years
Fences                        99,748                 96,447      5-10 years
Furniture and fixtures       106,127                 98,594       5-7 years
Smoke alarms                  42,083                 42,083       5-7 years
                         ___________            ___________

                          70,027,288             37,753,503
Less accumulated
  depreciation            14,770,319             13,972,472
                         ___________            ___________

                         $55,256,969            $23,781,031
                         ===========            ===========

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP


NOTE 3--RENTAL PROPERTIES (CONTINUED)

On June 30, 1995, the Partnership purchased for $30,376,000 five properties containing an aggregate of 809 residential apartments. The purchase was paid for in part with the proceeds of the refinancing of nine of the Partnership's properties and the issuance of new 8.375% mortgage notes payable aggregating $22,627,000 and maturing in ten years. The properties were acquired from a trust owned nominally by the majority shareholder of NERA's general partner. In substance the properties were owned by the trust's secured lender under a previous restructuring agreement whereby the lender received all of the operating income from the properties as well as the proceeds from the sale to NERA. The Partnership has recorded the purchase at the amount paid for the properties.

Included in rental properties at June 30, 1995 is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units and 29 parking spaces for a total purchase price of $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's general partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction. To facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's general partner, loaned the Partnership $1,175,000 in December 1994. In
May 1995, the Partnership refinanced this property and obtained a mortgage payable in 10 years with interest at 9.25%, and paid off the existing loan of $1,175,000 to the management company.

NOTE 4--RELATED PARTY TRANSACTIONS

The Partnership properties are managed by an entity which is owned by the majority shareholder of the general partner (see Note 12). The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $198,853 and $169,031 for the six months ended June 30, 1995 and 1994, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 7). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1995 or 1994.

The Partnership Agreement also permits the general partner or management company to charge the costs of professional services (such as counsel, accountants, contractors) to NERA. In the second quarter of 1995, approximately $42,000 was charged to NERA for legal, maintenance, architectural services, and supervision of capital improvements.

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

Included in prepaid expenses and other assets were amounts due from related parties of $55,744 at June 30, 1995 and $55,582 at December 31, 1994 representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnership by another entity also owned by one of the shareholders of the general partner (see Note 7).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnership and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $44,783 at June 30, 1995 and $39,212 at December 31, 1994.

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 5, the Partnership has interests in certain entitites in which the majority shareholder of the general partner is also involved.

NOTE 5--INVESTMENTS

The short term investment totalling $47,399 at June 30, 1995 and $45,555 at December 31, 1994 is carried at cost which approximates fair value. Such investment at June 30, 1995 is a 6% certificate of deposit maturing in February 1996. The issuer and amount of this investment is as follows:

                                                    June 30,    December 31,
                                                     1995           1994
                                                 ___________    __________

Citizens Bank - Certificate of deposit           $   47,399     $   45,555
                                                 ==========     ==========


The carrying value of the Partnership's 50% interest in the Timpany Plaza Joint Venture, at equity, is $141,419 and $165,340 at June 30, 1995 and December 31, 1994, respectively.

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

NOTE 6--MORTGAGES PAYABLE

At June 30, 1995 and December 31, 1994, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages, on rental properties referred to in Note 3, with interest ranging from 8.25% to 10.99% and prime plus 1.5%, payable in monthly installments currently aggregating approximately $422,000, including interest, to various dates through 2005.

The Partnership has pledged tenant leases as additional collateral for certain of its mortgages.

Approximate annual maturities are as follows:

                 1996 - current maturities   $ 3,056,638
                 1997                            912,219
                 1998                          4,715,863
                 1999                            510,637
                 2000                            557,329
                 Thereafter                   40,636,098
                                             ___________

                                             $50,388,784
                                             ===========

In September 1994 the Partnership refinanced the mortgage on the shopping mall in Lewiston, Maine. The new loan of $5,060,000 is collateralized by the Lewiston Mall and the Clovelly apartments in Nashua, New Hampshire. The loan matures in February 1998. Interest is charged at 1.5% over the prime rate and principal payments are based on a fifteen year amortization. The mortgage calls for additional principal payments of $250,000 each in July 1995 and January 1996. The Partnership did not make the principal payment of $250,000 in July 1995. The Partnership intends to refinance the shopping mall located in Lewiston, Maine in August 1995 and the bank granted the Partnership an extension on this principal payment.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP


NOTE 6--MORTGAGES PAYABLE (CONTINUED)

This loan contains certain covenants, including an aggregate debt service coverage on the mortgaged properties of no less than 1.3 to 1, a loan to value ratio of no greater than 70%, or have on deposit funds at the lender bank which is adequate to cover any shortfall; a minimum partnership net worth of $7,000,000 and minimum partnership cash and cash equivalents of $700,000. As of June 30, 1995 the Partnership had on deposit the required funds and was in compliance with the loan covenants.

Included in prepaid expense and other assets at December 31, 1994 is $140,000 not yet received on a previously refinanced mortgage. This amount was collected in April 1995 as a result of the completion of certain improvements to the property underlying the mortgage.


NOTE 7--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment and security deposit. The funds are held in escrow by another entity owned by the majority shareholder of the general partner (see Notes 4 and 12).

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

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten depositary receipts. The following is information of the net income per depositary receipt:

                                                        Six Months Ended
                                                             June 30,
                                                         1995    1994
                                                         ----    ----
  Net Income Per Depositary Receipt                      $.21     $.18
                                                         ====     ====

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP


NOTE 8--PARTNERS' CAPITAL (CONTINUED)

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

NOTE 10--RENTAL INCOME

In 1995, approximately 72% of rental income is related to residential apartment and condominium units with leases of one year or less. The remaining 28% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

             Commercial
              Property
               Leases              Land Leases           Total

1996          $1,347,168           $  130,000         $1,477,168
1997           1,192,310              130,000          1,322,310
1998           1,007,918              130,000          1,137,918
1999             754,555              130,000            884,555
2000             531,480              130,000            661,480
Thereafter     2,126,681            1,625,833          3,752,514
              __________           __________         __________

              $6,960,112           $2,275,833         $9,235,945
              ==========           ==========         ==========


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

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP


NOTE 10--RENTAL INCOME (CONTINUED)

The minimum annual rents are $110,000 per year for the first five years and increase each subsequent five-year period with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at June 30, 1995 and December 31, 1994 is $151,250 and $137,500, respectively, representing the deferred rental income of $27,500 per year from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this new building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a 20-year period.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was approximately $9,000 and $23,000 for the six months ended June 30, 1995 and 1994 respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals were approximately $401,000 and $371,000 for the six months ended June 30, 1995 and 1994 respectively.

NOTE 11--CASH FLOW INFORMATION

During the six months ended June 30, 1995 and 1994, cash paid for interest was $1,114,582 and $796,108, respectively.

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

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP


NOTE 12--BANKRUPTCY OF RELATED PARTIES

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

Results of Operations

     Income from operations for the second quarter of 1995 was approximately $90,000, compared to approximately $110,000 for the same period in 1994, a decrease of approximately $20,000. For the six months ended June 30, 1995, income from operations was approximately $332,000 compared to approximately $274,000 for the same period in 1994, an increase of approximately $58,000. Net cash used by operations during the six months ended June 30, 1995 was approximately $900,000 compared to cash provided by operations of approximately $894,000 during the same period in 1994, a decrease of approximately $1,794,000. This change is due to the acquisition of rental properties in June 1995 which required funding real estate tax escrow accounts and insurance reserves for these properties. The Partnership also refinanced 9 properties in May and June 1995 and the prepaid financing fees related to the refinancing have also affected the Partnership's cash flow.

     Rental income during the second quarter of 1995 was approximately $2,275,000 compared with approximately $2,011,000, for the same period in 1994, an increase of approximately $264,000. For the six months ended June 30, 1995, rental income was approximately $4,519,000 compared to approximately $4,052,000 for the same period in 1994, an increase of approximately $467,000. These rental income increases are due primarily to the acquisition of a commercial building in Newton, Massachusetts in January 1995, as well as increases in the occupancy levels at the Westgate apartments in Woburn, the shopping mall in Lewiston, Maine and the Timpany Plaza in Gardiner, Massachusetts.

     Expenses for the second quarter of 1995 were approximately $2,219,000 compared to approximately $1,935,000 for the same period in 1994, an increase of approximately $284,000. This increase reflects an increase in interest expense of approximately $173,000 due to the significant increase in the mortgages payable as a result of refinancing Partnership properties, as described above, resulting in additional debt; an increase of approximately $45,000 in repairs and maintenence expenses due to the ongoing repairs to the Partnership properties; an increase of approximately $36,000 in depreciation and amortization due to acquisitions and ongoing capital improvements to the Partnership properties; an increase in taxes and insurance of approximately $18,000 due to the additional real estate taxes and insurance on the Lincoln Street property which was acquired in January 1995; and an increase in the management fee of approximately $14,000 due to the increase in rental income.

     Expenses for the first six months of 1995 were approximately $4,256,000 compared with approximately $3,836,000 for the same period in 1994, an increase of approximately $420,000. This represents an increase in interest expense of approximately $256,000; an increase in repairs and maintenence expenses of approximately $105,000; an increase in depreciation and amortization of approximately $53,000; and an increase in the management fee of approximately $30,000. The reason for the increase in these expenses are discussed in the preceeding paragraph. These increases are offset by a decrease in operating expenses of approximately $69,000 due to lower utility and snow removal costs as a result of a milder winter in 1995.

     Interest income for each of the three months ended June 30, 1995 and 1994 was approximately $14,000. Interest income for each of the six months ended June 30, 1995 and 1994 was approximately $25,000. This represents a decrease in the cash available for investment offset by an increase in the interest rates.

     Investment in partnerships and the Timpany Plaza joint venture represents NERA's interest in commercial real estate not wholly-owned by the Partnership. NERA is not liable for losses in excess of its investment in limited partnerships in which it is a limited partner. NERA's investment in the partnerships has been reduced to zero due to losses incurred since the time of investment. There has been no loss recorded on the investment in the partnerships since 1991. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of NERA's assets.

     The Partnership's share of loss in the joint venture at the Timpany Plaza Shopping Center was approximately $1,000 for the second quarter of 1995 compared to income of approximately $14,000 for the second quarter of 1994. For the six months ended June 30, 1995, the Partnership's share of income from the joint venture at Timpany Plaza Shopping Center was approximately $9,000 compared to approximately $23,000 for the same period in 1994. These decreases in income represent an increase in the expenses, primarily the real estate taxes and the common area charges, in connection with the joint venture.

     As a result of the changes discussed above, net income for the three months ended June 30, 1995 was $103,384 compared to $137,894 for the same period in 1994, a decrease of $34,510.

Liquidity and Capital Resources

     The Partnership's principal source of cash during 1995 and 1994 has been the collection of rents and the refinancing of Partnerhip properties. The majority of cash and cash equivalents totalling $800,860 at June 30, 1995 and $996,353 at December 31, 1994 is invested in commercial paper and certificates of deposit maturing in less than 90 days. Additionally, the Partnership purchased a short term investment valued at $47,399 at June 30, 1995 and $45,555 at December 31, 1994. This investment is a certificate of deposit which matures in February 1996.

     In June 1995, the Partnership acquired 5 buildings consisting of 809 residential units. The buildings were purchased from an entity in which the majority shareholder of NERA's general partner had a substantial ownership interest. The total purchase price for the 5 buildings was $30,376,000. The Partnership obtained 5 individual mortgages which total $22,627,000. Each mortgage has a maturity of 10 years with an interest rate of 8.375%. The balance of $7,749,000 was paid in cash. In connection with this acquisition, the Partnership refinanced 9 other Partnership properties for which it incurred prepaid financing fees of approximately $498,000. The amount of this refinancing was $13,450,000 of which approximately $3,000,000 was used to pay off the existing debt and the remaining $10,450,000 was used in connection with the acquisition of the new buildings. These transactions have had, and are expected to continue to have, a negative impact on the Partnership's cash flow.

     In September 1994, the Partnership refinanced the mortgage on the shopping mall in Lewiston, Maine. The new loan of $5,060,000 is collateralized by the shopping mall in Lewiston, Maine and the Clovelly apartments in Nashua, New Hampshire. The new loan matures in February 1998. Interest is charged at 1.5% over the prime rate and principal payments are based on a fifteen year amortization. The mortgage calls for principal payments of $250,000 in July 1995 and January 1996. The Partnership did not make the principal payment in July 1995. The Partnership intends to refinance this property in August 1995 and the bank granted the Partnership an extension on this principal payment. The loan also contains certain covenants with which the Partnership must comply. The Partnership was in compliance with these covenants at June 30, 1995. The outstanding principal on the mortgage at June 30, 1995 was $4,935,303.

     During the second quarter of 1995, the Partnership completed certain improvements to its properties at a total cost of approximately $349,000. These improvements were funded from cash reserves. The most significant improvements were made at the Westgate apartments in Woburn, Massachusetts for a total cost of approximately $150,000, as well as improvements of approximately $26,000 at the shopping mall in Lewiston, Maine, approximately $23,000 at the River Drive apartments in Danvers, Massachusetts and approximately $17,000 at the Timpany Plaza Shopping Center in Gardiner, Massachusetts.

     The Partnership plans to invest an additional $186,000 in capital improvements at the Westgate apartments in Woburn, Massachusetts and an additional $210,000 at the shopping mall in Lewiston, Maine. These improvements will be funded from cash reserves.

     The Partnership anticipates that available cash and interest-bearing investments, collection of rents, and proceeds from the sale and refinancing of Partnership properties will be sufficient to finance future routine improvements to properties, as well as overall operations for the remainder of 1995. Unanticipated increases in expenses or a loss of a significant tenant could have a negative impact on the Partnership's cash flow.

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

     The Partnership paid a distribution of $3.38 per Partnership unit ($0.34 per depository receipt) during each of the six months ended June 30, 1995 and 1994.

                             PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K.

                   a.   Exhibits.

                        Exhibit 27 - Financial Data Schedule

                   b.   Reports on Form 8-K.

                        On July 14, 1995, the Registrant filed a Form 8-K Current Report dated June 30, 1995, including "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits," with respect to its acquisition of certain residential properties.

                                     SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEW ENGLAND REALTY ASSOCIATES
                                            LIMITED PARTNERSHIP

                                            By:  NEWREAL, INC.,
                                                 its General Partner*


         Date:  August 11, 1995             By:  /s/ Ronald Brown
                                                 Ronald Brown,
                                                 President



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