Form 10-Q
period 1995-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1995-11-13
CIK 746514

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ______________________

                         Commission file number 0-12138

New England Realty Associates Limited Partnership
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                                  04-2619298
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

39 Brighton Avenue, Allston, Massachusetts                        02134
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code           (617) 783-0039

Not Applicable
(Former Name, Former Address and
Former Fiscal Year, if Changed Since Last Report)


    Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]         No [ ]

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                   Page No.

Item 1.   Financial Statements.

          Balance Sheets - September 30, 1995
          and December 31, 1994                                       5

          Statements of Operations - Three and Nine
          Months Ended September 30, 1995
          and September 30, 1994                                      6

          Statements of Cash Flows - Nine Months
          Ended September 30, 1995                                    8

          Notes to Financial Statements                              10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 18

                          PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          a.  Exhibits                                               22

              Exhibit 27 - Financial Data Schedule                   24

          b.  Reports on Form 8-K.                                   22

SIGNATURES                                                           23

BALANCE SHEETS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                                              September 30,  December 31,
                                                  1995           1994
                                               (Unaudited)
                                              ------------   -------------

ASSETS

Rental Properties (Notes 1, 3 and 10)         $ 55,094,538   $ 23,782,167
Deposit on Acquisition (Note 3)                          -      1,898,200
Cash and Cash Equivalents (Notes 1 and 6)        1,727,778        996,353
Short-term Investments (Notes 1 and 5)              48,132         45,555
Rents Receivable (Note 10)                         787,289        643,104
Real Estate Tax Escrows                            440,142         23,558
Prepaid Expenses and Other Assets (Note 4)       2,520,836        488,783
Investment in Joint Venture (Notes 1 and 5)        139,358        165,340
Financing and Leasing Fees (Note 1)              1,475,682        278,756
                                              ------------   ------------
  TOTAL ASSETS                                $ 62,233,755   $ 28,321,816
                                              ============   ============

LIABILITIES AND PARTNERS` CAPITAL

Mortgages Payable (Note 6)                    $ 52,109,278   $ 17,567,909
Note Payable - Related Party (Note 3)                    -      1,175,000
Accounts Payable and Accrued Expenses              745,270        620,989
Advance Rental Payments and Security
  Deposits (Notes 4 and 7)                       1,641,927        556,939
                                              ------------    -----------
  Total Liabilities                             54,496,475     19,920,837

Commitments and Contingent
  Liabilities (Note 9 and Note 12)

Partners' Capital (Note 8):
  177,152 units outstanding                      7,737,280      8,400,979
                                              ------------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 62,233,755   $ 28,321,816
                                              ============   ============

See notes to financial statements.

STATEMENTS OF OPERATIONS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP


                            Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                             1995        1994          1995         1994
                                (Unaudited)               (Unaudited)
                         ------------------------   ------------------------
Revenues:
 Rental income (Notes 2
  and 10)                $ 3,816,626  $ 2,104,686   $ 8,335,633  $ 6,156,877
 Laundry income               45,227       32,432       113,753       91,050
                         -----------  -----------   -----------  -----------
                           3,861,853    2,137,118     8,449,386    6,247,927
                         -----------  -----------   -----------  -----------
Expenses:
 Administrative (Note 4)     164,961      112,165       479,650      392,980
 Depreciation and
  amortization               659,008      405,049     1,512,122    1,204,852
 Interest                  1,069,833      427,067     2,130,615    1,232,323
 Management fees (Note 4)    172,759       86,521       371,612      255,552
 Operating                   327,862      172,806       798,669      712,362
 Renting                     193,041       38,433       265,230      106,955
 Repairs & maintenance       757,377      374,413     1,502,389    1,014,673
 Taxes & insurance           434,684      267,798       975,003      801,052
                         -----------  -----------   -----------  -----------
                           3,779,525    1,884,252     8,035,290    5,720,749
                         -----------  -----------   -----------  -----------
Income from Operations        82,328      252,866       414,096      527,178
                         -----------  -----------   -----------  -----------

 Other income:
  Interest income              7,166       12,765        32,189       37,449
  Income from investment
   in the joint venture
   (Note 5)                    6,914        4,658        15,766       28,078
  Gain on the sale of
   property (Note 3)          69,064            -        69,064            -
                         -----------  -----------   -----------  -----------
                              83,144       17,423       117,019       65,527
                         -----------  -----------   -----------  -----------
Net Income               $   165,472  $   270,289   $   531,115  $   592,705
                         ===========  ===========   ===========  ===========
Net Income per
 Unit                    $       .93  $      1.52   $      3.00  $      3.34
                         ===========  ===========   ===========  ===========
Weighted Average Number
  of Units Issued and
  Outstanding (Note 8)       177,152      177,664       177,152      177,664
                         ===========  ===========   ===========  ===========

See notes to financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

(Unaudited)

                                          Partners' Capital
                           -----------------------------------------------
                                   Limited            General
                           ------------------------  ----------
                            Class A        Class B    Class C       Total
                           -----------  -----------  ----------  -----------
Balance, January 1, 1994   $ 6,821,992  $ 1,648,030  $   86,736  $ 8,556,758

Distributions to
 Partners (Note 8)            (962,178)    (228,517)    (12,027)  (1,202,722)

Net Income                     474,164      112,614       5,927      592,705

Stock buyback (Note 8)               -      (31,860)     (1,660)     (33,520)
                           -----------  -----------  ----------  -----------
Balance, Sept. 30, 1994    $ 6,333,978  $ 1,500,267  $   78,976  $ 7,913,221
                           ===========  ===========  ==========  ============
Units authorized and
 issued, net of 2,561
 Treasury Units, at
 Sept. 30, 1994                142,131       33,756       1,777      177,664
                           ===========  ===========  ==========  ============

Balance, January 1, 1995   $ 6,717,849  $ 1,598,946  $   84,184  $ 8,400,979

Distributions to
 Partners (Note 8)            (962,188)    (228,519)    (12,027)  (1,202,734)

Net Income                     424,892      100,912       5,311      531,115

Stock buyback (Note 8)               -        7,920           -        7,920
                           -----------  -----------  ----------  -----------
Balance, Sept. 30, 1995    $ 6,180,553  $ 1,479,259  $   77,468  $ 7,737,280
                           ===========  ===========  ==========  ============

Units authorized and
 issued, net of 3,073
 Treasury Units at
 Sept. 30, 1995                141,722       33,659       1,771      177,152
                           ===========  ===========  ==========  ============

See notes to financial statements

STATEMENTS OF CASH FLOWS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                                                        Nine Months Ended
                                                          September 30,
                                                           (Unaudited)
                                                        1995         1994
                                                     ----------   ----------
Cash Flows from Operating Activities:
 Net income                                         $   531,115   $  592,705

 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                      1,512,122    1,204,852
   (Income) on investment in
    partnerships & joint venture                        (15,766)     (28,078)
   (Gain) on the sale of property                       (69,064)           -
   Decrease (increase) in rents receivable             (144,185)      77,769
   (Increase) in financing and
    leasing fees                                     (1,344,556)     (66,332)
   (Decrease) increase in accounts payable              124,281      (99,284)
   (Increase) in prepaid and other expenses          (2,032,053)     (99,170)
   Increase in advance rental payments
    and security deposits                             1,084,988       37,233
   Other items, net                                    (418,144)    (219,000)
                                                    -----------   ----------
   Total Adjustments                                 (1,302,377)     807,990
                                                    -----------   ----------
   Net cash provided by (used in)
    operating activities                               (771,262)   1,400,695
                                                    -----------   ----------

Cash Flows from Investing Activities:
 Distribution from joint venture                         41,866       57,732
 Payment for purchase of rental
  properties                                        (30,808,861)  (1,230,373)
 Maturity of short-term investments                           -      793,787
 Purchase of short-term investments                           -      (45,555)
                                                    -----------   ----------
   Net cash (used in) investing
    activities                                      (30,766,995)    (424,409)
                                                    -----------   ----------

See notes to financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                                                      Nine Months Ended
                                                         September 30,
                                                          (Unaudited)
                                                      1995           1994
                                                  -----------     ----------
Cash Flows from Financing Activities:
 Principal payments and early
  repayment of mortgages payable                   (8,299,631)      (223,005)
 Proceeds from refinancing of
  Partnership properties                           20,214,000              -
 Decrease in notes payable to
  related party                                    (1,175,000)             -
 Distribution to partners                          (1,202,734)    (1,202,722)
 Increase in mortgages payable                     22,627,000              -
 Proceeds (payments) on stock
  buyback (Note 8)                                      7,920        (33,520)
 Proceeds from the sale of
  property (Note 3)                                    98,127              -
                                                 ------------    -----------

   Net cash provided by (used in)
    financing activities                           32,269,682     (1,459,247)
                                                  -----------    -----------

Net (Decrease) Increase in Cash
  Cash Equivalents                                    731,425       (482,961)

Cash and Cash Equivalents, Beginning                  996,353      1,571,964
                                                  -----------    -----------

Cash and Cash Equivalents, Ending                 $ 1,727,778    $ 1,089,003
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

NOTE 3--RENTAL PROPERTIES

Rental properties consist of the following:

                         September 30,          December 31,      Useful
                              1995                  1994           Life
                         -------------          -----------    ------------
Land                     $ 7,538,599            $ 4,153,599        --
Buildings                 49,476,002             20,649,836     25-31 years
Building improvements      9,675,293              9,426,477     15-31 years
Kitchen cabinets           1,334,311              1,270,295      5-10 years
Carpets                    1,181,928              1,098,770      5-10 years
Air conditioning             139,876                135,455      7-10 years
Land improvements            427,164                423,414     10-31 years
Laundry equipment             81,179                 79,490       5-7 years
Elevators                     16,842                 16,842        20 years
Swimming pools                42,450                 42,450        10 years
Equipment                    154,909                140,909       5-7 years
Motor vehicles                79,816                 78,842         5 years
Fences                        99,748                 96,447      5-10 years
Furniture and fixtures       111,844                 98,594       5-7 years
Smoke alarms                  42,083                 42,083       5-7 years
                         -----------            -----------
                          70,402,044             37,753,503
Less accumulated
  depreciation            15,307,506             13,972,472
                         -----------            -----------
                         $55,094,538            $23,781,031
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

Included in rental properties at September 30, 1995 is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units and 29 parking spaces for a total purchase price of $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's general partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction. To facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's general partner, loaned the Partnership $1,175,000 in December 1994. In
May 1995, the Partnership refinanced this property and obtained a mortgage payable in 10 years with interest at 9.25%, and paid off the existing loan of $1,175,000 to the management company.

In July 1995, the Partnership sold a condominium located in Stoneham, Massachusetts. The sale price was $98,127 and the gain of $69,064 is included in net income.

NOTE 4-RELATED PARTY TRANSACTIONS

The Partnership properties are managed by an entity which is owned by the majority shareholder of the general partner (see Note 12). The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $371,612 and $255,552 for the nine months ended September 30, 1995 and 1994, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 7). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1995 or 1994.

The Partnership Agreement also permits the general partner or management company to charge the costs of professional services (such as counsel, accountants, contractors) to NERA. In the third quarter of 1995, approximately $68,000 was charged to NERA for legal, maintenance, architectural services, and supervision of capital improvements.

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

Included in prepaid expenses and other assets were amounts due from related parties of $335,177 at September 30, 1995 and $55,582 at December 31, 1994 representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnership by another entity also owned by one of the shareholders of the general partner (see Note 7).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnership and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $90,514 at September 30, 1995 and $39,212 at December 31, 1994.

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 5, the Partnership has interests in certain entities in which the majority shareholder of the general partner is also involved.

NOTE 5--INVESTMENTS

The short term investment totalling $48,132 at September 30, 1995 and $45,555 at December 31, 1994 is carried at cost which approximates fair value. Such investment at September 30, 1995 is a 6% certificate of deposit maturing in February 1996. The issuer and amount of this investment is as follows:

                                                 September 30,  December 31,
                                                     1995           1994
                                                 -----------    ----------

Citizens Bank - Certificate of deposit           $   48,132     $   45,555
                                                 ==========     ==========

The carrying value of the Partnership's 50% interest in the Timpany Plaza Joint Venture, at equity, is $139,358 and $165,340 at September 30, 1995 and December 31, 1994, respectively.

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

NOTE 6--MORTGAGES PAYABLE

At September 30, 1995 and December 31, 1994, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages, on rental properties referred to in Note 3, with interest ranging from 8.25% to 9.25% and prime plus 1.5%, payable in monthly installments currently aggregating approximately $424,000, including interest, to various dates through 2005.

The Partnership has pledged tenant leases as additional collateral for certain of its mortgages.

Approximate annual maturities are as follows:

                 1996 - current maturities   $ 2,927,755
                 1997                            521,647
                 1998                            568,926
                 1999                            620,524
                 2000                            676,841
                 Thereafter                   46,793,585
                                             -----------
                                             $52,109,278
                                             ===========

During the third quarter of 1995, the Partnership refinanced the mortgages on four properties; the Clovelly apartments in Nashua, New Hampshire;
Willard apartments in Quincy, Massachusetts; the shopping mall in Lewiston, Maine; and the shopping mall in East Hampton, Connecticut. The total amount of the mortgages paid off was approximately $7,967,000 and the new mortgages issued were approximately $6,764,000. Each mortgage has a rate of 8.38%, and a maturity of 10 years.

Included in prepaid expense and other assets at December 31, 1994 is $140,000 which had not yet been received on a previously refinanced mortgage. This amount was collected in April 1995 as a result of the completion of certain improvements to the property underlying the mortgage.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

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

The Partnership declared distributions of $3.40 per unit in the first and third quarters of 1995 and 1994 for a total distribution of $6.80 for the nine months ended September 30, 1995 and 1994.

The Partnership has entered into a deposit agreement with a bank to facilitate public trading of limited partners' interests in Class A units.

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten depositary receipts. The following is information of the net income per depositary receipt:

                                                       Nine Months Ended
                                                         September 30,
                                                         1995      1994
                                                         ----      ----

  Net Income Per Depositary Receipt                      $.30     $.33
                                                         ====     ====

In March 1993, the Partnership announced that it would offer to purchase Depositary Receipts from all holders of less than 100 Depositary Receipts. A total of 23,391 depositary receipts were purchased at $5 per receipt. During 1994 and 1995, Class A, B, and C units were restored to the required percentage relationship mentioned above by the purchase of B and C units at $50 per unit ($5 per receipt).

NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership is not involved in any material pending legal proceedings.

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 10--RENTAL INCOME

In the first three quarters of 1995, approximately 77% of rental income is related to residential apartment and condominium units with leases of one year or less. The remaining 23% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

             Commercial
              Property
               Leases              Land Leases           Total

1996          $1,299,354           $  130,000         $1,429,354
1997           1,162,695              130,000          1,292,695
1998             945,337              130,000          1,075,337
1999             690,455              130,000            820,455
2000             484,043              130,000            614,043
Thereafter     1,985,030            1,625,833          3,610,863
              ----------           ----------         ----------
              $6,566,914           $2,275,833         $8,842,747
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

The minimum annual rents are $110,000 per year for the first five years and increase each subsequent five-year period with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at September 30, 1995 and December 31, 1994 is $103,125 and $137,500,
respectively, representing the deferred rental income of $137,500 per year from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

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

NOTES TO FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NOTE 10--RENTAL INCOME (CONTINUED)

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was approximately $16,000 and $28,000 for the nine months ended September 30, 1995 and 1994, respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals were approximately $589,000 and $612,000 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 11--CASH FLOW INFORMATION

During the nine months ended September 30, 1995 and 1994, cash paid for interest was $2,166,095 and $1,228,708, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

Results of Operations

     Income from operations for the third quarter of 1995 was approximately $82,000, compared to approximately $253,000 for the same period in 1994, a decrease of approximately $171,000. For the nine months ended September 30, 1995, income from operations was approximately $414,000 compared to approximately $527,000 for the same period in 1994, a decrease of approximately $113,000. Net cash used in operations during the nine months ended September 30, 1995 was approximately $717,000 compared to cash provided by operations of approximately $1,400,000 during the same period in 1994, a decrease of approximately $2,117,000. The decrease in income from operations and the increase in the level of cash used in operations is due both to the acquisition of new properties as well as the refinancing of existing Partnership properties. The level of rental income and operating expenses remained relatively stable at the existing Partnership properties. Interest expense on the existing Partnership properties has increased as the Partnership is servicing a higher level of debt. This increase will affect both cash flow and net income. Prepaid financing fees in connection with the acquisitions and the refinancings were approximately $616,000 and the increase in the real estate tax escrow balances were approximately $416,000.

     Rental income during the third quarter of 1995 was approximately $3,817,000 compared with approximately $2,105,000 for the same period in 1994, an increase of approximately $1,712,000. A significant portion of this increase, approximately $1,673,000, represents the rental income from the properties acquired in June 1995 for which there would not be any rental income for the comparable quarter in 1994. For the nine months ended September 30, 1995, rental income was approximately $8,336,000 compared to approximately $6,157,000 for the same period in 1994, an increase of approximately $2,179,000. The new properties represent approximately $1,936,000 of this increase. The Partnership has also seen increases in rental income at the existing residential properties due to improved occupancy levels, offset by a decrease in the rental income from the commercial properties, specifically the mall in East Hampton, Connecticut. The Partnership lost a tenant in December of 1994 and continues to seek a new tenant for the space.

     Expenses for the third quarter of 1995 were approximately $3,780,000 compared to approximately $1,884,000 for the same period in 1994, an increase of approximately $1,896,000. This increase represents expenses for six new properties acquired during the nine months ended September 30, 1995, one in January 1995 and five in June 1995. The expenses on the new properties represent approximately $1,694,000 of this increase. In addition, interest expense on the existing properties has increased approximately $100,000 in the third quarter of 1995 due to the higher level of debt compared to 1994.

     Expenses for the first nine months of 1995 were approximately $8,035,000 compared with approximately $5,720,000 for the same period in 1994, an increase of approximately $2,315,000. The majority of this increase represents the new acquisitions in 1995. Expenses for the new properties would not be reflected in the financial information for the nine months ended September 30, 1994, resulting in these fluctuations. Repairs and maintenance expenses on existing properties increased approximately $348,000 due to ongoing repairs and maintenance in an effort to maintain the properties, depreciation and amortization expense increased approximately $300,000 due to ongoing capital improvements as well as new acquisitions.

     Interest income for the three months ended September 30, 1995 was approximately $7,000 compared to approximately $13,000 for the same period in 1994, a decrease of approximately $6,000. Interest income for the nine months ended September 30, 1995 was approximately $32,000 compared to approximately $37,000 for the same period in 1994, a decrease of approximately $5,000. These decreases reflect a decline in the interest rates.

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

     The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was approximately $7,000 for the third quarter of 1995 compared to approximately $5,000 for the third quarter of 1994. For the nine months ended September 30, 1995, the Partnership's share of income from the joint venture at the Timpany Plaza Shopping Center was approximately $16,000 compared to approximately $28,000 for the same period in 1994. This decrease in income represents an increase in 1995 in the real estate taxes and the common area maintenance charges, in connection with the joint venture.

     In July 1995, the Partnerhsip sold a condominium located in Stoneham, Massachusetts. The sale price of the unit was approximately $98,000 and the gain of approximately $69,000 is included in net income.

     As a result of the changes discussed above, net income for the three months ended September 30, 1995 was $165,472 compared to $270,289 for the three months ended September 30, 1994, a decrease of $104,817; and the net income for the nine months ended September 30, 1995 was $531,115 compared to $592,705 for the nine months ended September 30, 1994, a decrease of $61,590.


Liquidity and Capital Resources

     The Partnership's principal source of cash during 1995 has been the collection of rents, the refinancing of Partnership properties, and the sale of a condominium. The majority of cash and cash equivalents totalling $1,727,778 at September 30, 1995 and $996,353 at December 31, 1994 is invested in commercial paper and certificates of deposit maturing in less than 90 days. Additionally, the Partnership has purchased a short term investment valued at $48,132 at September 30, 1995 and $45,555 at December 31, 1994. This investment is a certificate of deposit which matures in February 1996.

     In June 1995, the Partnership acquired 5 buildings consisting of 809 residential units. The buildings were purchased from an entity in which the majority shareholder of NERA'S general partner had a substantial ownership interest. The total purchase price for the 5 buildings was $30,376,000. The Partnership obtained 5 individual mortgages which total $22,627,000. Each mortgage has a maturity of 10 years with an interest rate of 8.375%. The balance of $7,749,000 was paid in cash. In connection with this acquisition, the Partnership refinanced 9 other properties during the second quarter of 1995 for which it incurred prepaid financing fees of approximately $498,000. The amount of this refinancing was $13,450,000 of which $3,000,000 was used to pay off the existing debt and the remaining $10,450,000 was used in connection with the acquisition of the new buildings. These transactions have had and are expected to have a negative impact on the Partnerships cash flow.

     During the third quarter of 1995, the Partnership refinanced 4 Partnership properties for which it incurred prepaid financing fees of approximately $118,000. The total amount of the 4 new mortgages is $6,764,000; the mortgages paid off were approximately $7,967,000, and the balance of approximately $1,203,000 was paid from cash reserves. These transactions had a negative impact on cash flow during the third quarter of 1995, however should have a positive impact in future quarters.

     During the third quarter of 1995, the Partnership completed certain improvements to its properties at a total cost of approximately $398,000. These improvements were funded from cash reserves. The most significant improvements were made at the shopping mall in Lewiston, Maine for a total cost of $101,000, and approximately $101,000 of improvements at the apartments on Boylston Street in Boston, Massachusetts. The Partnership also completed capital improvements of approximately $41,000 at the Westgate apartments in Woburn, Massachusetts and $28,000 at the Linhart apartments in Newton, Massachusetts.

     During the next 12 months, the Partnership plans to invest an additional $170,000 in capital improvements at the Westgate apartments in Woburn, Massachusetts; approximately $100,000 at the Redwood apartments in Worcester, Massachusetts; and approximatley $75,000 at the apartments on Boylston Street in Boston, Massachusetts. These improvements will be funded from cash reserves.

     The Partnership anticipates that available cash and interest bearing investments, collection of rents, and proceeds from the sale and refinancing of Partnership properties will be sufficient to finance future routine improvements to properties, as well as overall operations for the remainder of 1995. Unanticipated increases in expenses or a loss of a significant tenant could have a negative impact on the Partnership's cash flow.

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

     The Partnership paid distributions totalling $6.80 per Partnership unit ($0.68 per depository receipt) during each of the nine months ended September 30, 1995 and 1994.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


          a.  Exhibits

              Exhibit 27 - Financial Data Schedule

          b.  Reports on Form 8-K

              On July 14, 1995, the Registrant filed a
              Form 8-K Current Report dated June 30, 1995, including "Item 2. Acquisition or Disposition of Assets" with respect to its acquisition of certain residential properties.

              On September 13, 1995, the Registrant filed a Form 8-K/A Current Report dated June 30, 1995, including Item 7 which was amended to include combined historical summary of revenues and certain expenses and pro forma financial information.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      November 13, 1995

                                            NEW ENGLAND REALTY ASSOCIATES
                                            LIMITED PARTNERSHIP

                                            By:   NEWREAL, INC.,
                                                  its General Partner*


                                            By:   /s/ Ronald Brown
                                                  Ronald Brown,
                                                  President


                                          * Functional equivalent of Chief
                                            Executive Officer, Principal
                                            Financial Officer and Principal
                                            Accounting Officer.


65717@D/DD 11/06 Form 10-Q