Form 10-K405
period 1995-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1996-04-01
CIK 746514

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from __________ to ___________
Commission file number 0-12138

               New England Realty Associates Limited Partnership
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts             04-2619298
- ----------------------------  -----------------
(State or other jurisdiction
             of               (I.R.S. Employer
      incorporation or         Identification
       organization)                No.)

      39 Brighton Ave., Allston,
            Massachusetts                 02134
- --------------------------------------  ----------
   (Address of principal executive
               offices)                 (Zip Code)

       Registrant's telephone number, including area code (617) 783-0039

Securities registered pursuant to Section 12(b) of the Act:

  Title of each    Name of each exchange
      class         on which registered
- -----------------  ----------------------
      None                  None

Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
                          ----------------------------
                                (Title of class)

                              Depositary Receipts
                             ----------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 14, 1996, the aggregate market value of voting securities held by non-affiliates of the registrant was $8,099,709, based on the price at which the securities were sold.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), a Massachusetts limited partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the "Colonial Partnerships"), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984.

    The authorized capital of the Partnership is represented by three classes of partnership units ("Partnership Units"). There are two categories of limited partnership interests ("Class A Units" and "Class B Units"), and one category of general partnership interests (the "General Partnership Units"). The Class A Units were issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934. Each Class A Unit is exchangeable for ten publicly traded Depositary Receipts ("Receipts"). The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the "General Partner").

    The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. In connection with various new mortgages obtained in 1995 on certain properties, the lender required that the Partnership restructure its ownership interest in these properties into subsidiary limited partnerships. The Partnership directly or through 19 subsidiary limited partnerships (collectively, the "Subsidiary Partnerships" and individually, a "Subsidiary Partnership"), owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut, New Hampshire and Maine. The Partnership owns a 99.67% interest in each of the 19 Subsidiary Partnerships. The remaining .33% interest of each Subsidiary Partnership is held by an unaffiliated third party. The third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in such Subsidiary Partnerships will be returned to the Partnership. The Partnership has also made investments in other real estate limited partnerships. The Partnership acquired six residential and mixed-use properties and sold two residential properties in 1995. SEE "ITEM 1. RECENT DEVELOPMENTS."

    The long-term goals of the Partnership are to manage, rent and improve its properties and, as suitable opportunities arise, to acquire additional properties with income and capital appreciation potential. When appropriate, the Partnership may sell properties and may refinance selected properties with low debt-to-equity ratios. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, distributed to the partners, or used for operating expenses or reserves, as determined by the General Partner.

                         OPERATIONS OF THE PARTNERSHIP

    The Partnership is managed by the General Partner, which is a Massachusetts corporation wholly-owned by Harold Brown and Ronald Brown. The General Partner has employed the Hamilton Company Limited Partnership (the "Hamilton Partnership") to perform the management functions for the Partnership's properties. The Hamilton Partnership employs Harold Brown and Ronald Brown. The Partnership and its Subsidiary Partnerships currently employ 55 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no other employees except for Harold Brown and Ronald Brown.

    As of March 14, 1996, the Partnership and its Subsidiary Partnerships owned and leased to residential tenants 1,610 apartment units in 17 residential and mixed-use complexes (collectively, the "Apartment Complexes"), 19 condominium units retained by the Partnership as rental properties in a residential apartment complex formerly owned by the Partnership which has been converted into condominiums, one condominium unit in a separate condominium complex and one co-operative apartment (the condominium unit and co-operative apartment are collectively referred to as the "Condominium Units"). The Apartment Complexes and the Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

    Additionally, as of March 14, 1996, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut, Gardner, Massachusetts, and Lewiston, Maine and commercial space in mixed-use buildings in Boston and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." The Partnership also owns interests in real estate limited partnerships which own an office building in West Peabody, Massachusetts, a warehouse in Danvers, Massachusetts, and an industrial park in Woburn, Massachusetts, and is a party to a joint venture which leases space at the Timpany Plaza Shopping Center (the foregoing properties are referred to collectively as the "Investment Properties"). See Note 2 to Notes to Financial Statements included as a part of this Form 10-K.

    The Apartment Complexes, Condominium Units, Commercial Properties, and Investment Properties are referred to collectively as the "Properties."

    Harold Brown and, in certain cases, Ronald Brown, own or have owned interests in certain of the Properties. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

    In general, the Properties face no unusual competition. The Apartment Complexes and Condominium Units must compete for tenants with other residential apartments and condominium units in the areas in which they are located. The Commercial Properties and Investment Properties must compete for commercial tenants with other shopping malls and office buildings in the areas in which they are located.

    In the opinion of the General Partner, the Properties are adequately covered by insurance.

    The General Partner is not limited in the number or amount of mortgages which may be placed on any property, nor is there a policy limiting the percentage of Partnership assets which may be invested in any specific property.

    The Second Amended and Restated Contract of Limited Partnership of the Partnership (the "Partnership Agreement") authorizes the General Partner to acquire real estate and real estate related investments from or in participation with either or both of Harold Brown and Ronald Brown, or their affiliates, upon the satisfaction of certain terms and conditions, including the approval of the Partnership's Advisory Committee, and limitations on the price paid by the Partnership for such investments. The Partnership Agreement also permits the Partnership's limited partners and the General Partner to make loans to the Partnership, subject to certain limitations on the rate of interest which may be charged to the Partnership. Except for the foregoing, the Partnership does not have any policies prohibiting any limited partner, general partner, or any other person from having any direct or indirect pecuniary interest in any investment to be acquired or disposed of by the Partnership or in any transaction to which the Partnership is a party or has an interest in or from engaging for their own account in business activities of the types conducted or to be conducted by the Partnership.

    In March, 1993, the Partnership announced that it would offer to purchase depository receipts from all holders of less than 100 depository receipts. A total of 23,391 depository receipts were purchased at $5 per receipt. From time to time the Partnership's Advisory Committee may advise the Partnerhip on certain matters, including whether it would be in the best interest of the Partnership to repurchase additional depository receipts.

                              RECENT DEVELOPMENTS

    The Partnership believes it strengthened its portfolio by making significant acquisitions of residential and mixed-use properties in 1995. The Partnership acquired six properties for a total purchase price of approximately $32,123,000. The properties were acquired from trusts, of which the majority shareholder of the Partnership's General Partner was a substantial beneficial owner. In substance, the properties were owned by the trust's secured lender under a previous restructuring agreement whereby the lender received all of the operating income from the properties as well as the proceeds from the sale to the Partnership. The acquisitions were financed by mortgages on the acquired properties totaling $23,956,000. Additional funds totaling $22,446,000 were provided by 13 mortgages on refinanced or debt-free properties. Approximately $10,900,000 was used to repay existing mortgages and approximately $8,167,000 was used in the acquisition of the above properties. In connection with these above mortgages, a substantial number of the Partnership's properties were restructured into separate Subsidiary Partnerships.

    The Subsidiary Partnerships recorded these purchases at the amount paid for the properties. An entity owned by the majority shareholder of the Partnership's General Partner received fees of $311,000 from the sellers of these properties. See Note 2 to Notes to Financial Statements included as part of this Form 10-K.

    At December 31, 1994 the Partnership made a deposit of $1,898,000 on one of the properties it acquired in 1995. This deposit was funded from cash reserves as well as a loan of $1,175,000 from an entity owned by the majority shareholder of the Partnership's General Partner. In May, 1995 the Partnership repaid the $1,175,000 loan.

    In conjunction with these mortgages, the lender required that escrow accounts be established to fund projected capital improvements. Approximately $870,000 was used to establish these accounts. The Partnership is required to make additional monthly payments of approxiamtely $34,000 to fund these escrow accounts.

    During  the year,  the Partnership  sold two  unencumbered condominium units
located  in  Stoneham   and  Boston,   Massachusetts  for   total  proceeds   of
approximately $220,000 and recorded a gain of approximately $152,000.

    Other than such purchases described above, the Partnership has not acquired any new properties since February, 1989. See "ITEM 2. PROPERTIES." During 1995 the Partnership made certain improvements to its properties at a total cost of approximately $1,200,000. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

    In March, 1996, a major tenant in the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11. This tenant paid approximately $347,000 of rent in 1995 and was current through February, 1996. The effect of this bankruptcy filing on the Partnership cannot be determined.

                               ADVISORY COMMITTEE

    The Partnership has an Advisory Committee composed of three limited partners who are not general partners or affiliates of the Partnership. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates and to advise the General Partner on various other Partnership affairs. The Advisory Committee has no binding power except with respect to investments and acquisitions involving affiliates of the Partnership.

ITEM 2. PROPERTIES

    As of March 14, 1996, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties, and interests in real estate partnerships which own the Investment Properties.

    See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for further information concerning affiliated transactions.

    During 1995, limited partnerships were created to own each of the Apartment Complexes and the Commercial Properties listed below, exclusive of the Westgate Apartments and the Condominium Units.

                              APARTMENT COMPLEXES

    The table below lists the location of each Apartment Complex, the number and type of units in each complex, the range of rents and vacancies as of March 14, 1996, the principal amount outstanding under any mortgages as of December 31, 1995, and the maturity dates of such mortgages.

                                                                      MORTGAGE BALANCE AND
APARTMENT                    NUMBER AND          RENT                 INTEREST RATE AS OF    MATURITY DATE
COMPLEX                    TYPE OF UNITS        RANGE      VACANCIES   DECEMBER 31, 1995      OF MORTGAGE
- -----------------------  ------------------  ------------  ---------  --------------------   -------------
Coach LP                 48 units                              1
53-55 Brook St.          24 two-bedrooms     $    740-795                  $1,199,115             2005
Acton, MA                20 one-bedrooms     $    645-695                       8.25%
                         4 studios           $    540-585
Westgate Woburn          220 units                             9           $6,872,643             2000
2-20 Westgate Dr.        110 two-bedrooms    $    760-850                      10.99%
Woburn, MA               110 one-bedrooms    $    650-750
Avon Street Apts. LP     66 units                              4           $1,790,648             2005
130 Avon Street          30 two-bedrooms     $    727-800                      8.775%
Malden, MA               33 one-bedrooms     $    630-710
                         3 studios           $    550-570
Middlesex Apts. LP       18 units                              0           $1,105,933             2005
132-144 Middlesex Rd.    18 three-bedrooms   $1,150-1,500                      8.625%
Newton, MA
Clovelly Apts. LP        103 units                             2           $2,095,040             2005
160-170 Concord St.      53 two-bedrooms     $    600-720                      8.375%
Nashua, NH               50 one-bedrooms     $    525-580
Nashoba Apts. LP         32 units                              0           $1,094,126             2005
284 Great Road           32 two-bedrooms     $    775-915                      8.625%
Acton, MA
River Drive LP           72 units                              3           $1,550,900             2005
3-17 River Drive         60 two-bedrooms     $    655-715                      8.775%
Danvers, MA              5 one-bedrooms      $    610-620
                         7 studios           $    510-520
Executive Apts. LP       72 units                              2           $1,796,617             2005
545-561 Worcester Road   48 two-bedrooms     $    695-765                      8.775%
Framingham, MA           24 one-bedrooms     $    620-700
Willard Apts. LP         16 units                              4           $  294,826             2005
580 Willard St.          8 two-bedrooms      $    685-750                      8.375%
Quincy, MA               8 one-bedrooms      $    585-650
Olde English Apts. LP    84 units                              1           $1,411,383             2005
703-718 Chelmsford St.   47 two-bedrooms     $    585-645                        8.5%
Lowell, MA               30 one-bedrooms     $    540-585
                         7 studios           $    470-515
Oak Ridge Apts. LP       61 units                              4           $2,112,098             2005
Chestnut St.             41 three-bedrooms   $    765-870                        8.5%
Foxboro, MA              20 two-bedrooms     $    655-735

                                                                      MORTGAGE BALANCE AND
APARTMENT                    NUMBER AND          RENT                 INTEREST RATE AS OF    MATURITY DATE
COMPLEX                    TYPE OF UNITS        RANGE      VACANCIES   DECEMBER 31, 1995      OF MORTGAGE
- -----------------------  ------------------  ------------  ---------  --------------------   -------------
Linhart LP               9 units                               0           $1,320,853             2005
4-34 Lincoln St.         7 one-bedrooms      $    545-750                       9.25%
Newton, MA               2 studios           $    535-560
Commonwealth 1137 LP     35 units                              2           $1,273,889             2005
1131-1137 Comm. Ave.     1 studio            $        460                      8.375%
Allston, MA              1 one-bedrooms      $        395
                         5 two-bedrooms      $    775-925
                         28 three-bedrooms   $  893-1,225
Redwood Hills LP         180 units                             4           $4,604,910             2005
376-384 Sunderland Rd.   90 one-bedrooms     $    570-645                      8.375%
Worcester, MA            90 two-bedrooms     $    665-785
Commonwealth 1144 LP     261 units                             1           $5,322,468             2005
1144-1160 Comm. Ave.     11 two-bedrooms     $    585-850                      8.375%
Allston, MA              108 one-bedrooms    $    532-735
                         142 studios         $    345-650
Boylston Downtown LP     269 units                             8           $7,822,475             2005
62 Boylston St.          216 studios         $    410-775                      8.375%
Boston, MA               53 one-bedrooms     $  594-1,100
North Beacon 140 LP      64 units                              1
140-154 North Beacon
 St.                     54 two-bedrooms     $1,175-1,450                  $3,495,233             2005
Brighton, MA             10 two-bedrooms     $1,350-1,800                      8.375%

    See  Note 5 to Notes  to Financial Statements included  as part of this Form
10-K  for  information  relating  to   the  Partnership's  and  its   Subsidiary
Partnerships' mortgages payable.

                               CONDOMINIUM UNITS

    The Partnership owns and leases to residential tenants 21 Condominium Units in the greater Boston, Massachusetts area. All of the apartment complexes in which the Condominium Units are located, with the exception of the Riverside Apartments, were developed or partially owned by Harold Brown, and in certain cases by Ronald Brown.

    The table below lists the location of the Condominium Units, the number of units in each complex, the number and type of units owned by the Partnership in each complex, the range of rents received by the Partnership for such units, and the number of vacancies as of March 14, 1996. No Condominium Unit is subject to an existing mortgage.

                                                         NUMBER OF  NUMBER AND TYPE
                                                         UNITS IN   OF UNITS OWNED     RENT
APARTMENT COMPLEX                                         COMPLEX   BY PARTNERSHIP    RANGE    VACANCIES
- -------------------------------------------------------  ---------  ---------------  --------  ---------
Riverside Apartments                                         106    12 two-bedrooms  $775-900        0
8-20 Riverside Street                                               5 one-bedrooms   $725-750
Watertown, MA                                                       2 studios        $600-650
The Kenmore Tower(1)                                         111    1 one-bedroom    $  1,050        0
566 Commonwealth Avenue
Boston, MA
Chateaux Westgate                                            252    1 two-bedroom    $    800        0
Oak Lane
Brockton, MA

    (1) This is a co-operative apartment. The Kenmore Tower Corporation is subject to a debt secured by the apartment building, of which approximately $7,000 was allocated to the Partnership as of December 31, 1995.

                             COMMERCIAL PROPERTIES

    EAST HAMPTON MALL LP. In 1984, the Partnership acquired the East Hampton Mall in East Hampton, Connecticut ("East Hampton Mall"). The shopping center is set on 4.25 acres of land and consists of 52,500 square feet of rentable space, rented primarily to commercial retail establishments. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $1,435,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1995, the mortgage had an outstanding balance of $1,430,712. As of March 14, 1996, the shopping center had a vacancy rate of 9%, and the average rent per square foot was $4.87.

    TIMPANY PLAZA LP. In 1985, the Partnership acquired the Timpany Plaza Shopping Center in Gardner, Massachusetts ("Timpany Plaza"). The shopping center is set on 16 acres of land and consists of 184,600 square feet of rentable space. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $3,561,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1995, the mortgage had an outstanding balance of $3,553,931. As of March 14, 1996, the shopping center had a vacancy rate of 1%, and the average rent per square foot was $3.82.

    This Subsidiary Partnership has a ground lease with a major tenant of the Timpany Plaza Shopping Center. Pursuant to the ground lease, the tenant demolished the existing structure and constructed a new store of approximately 60,000 square feet. The tenant moved into the new store in 1989. The Partnership entered into a joint venture with this tenant to lease the space formerly occupied by the tenant. The joint venture pays this Subsidiary Partnership annual minimum rent of $84,546. The joint venture's "net income" (as defined in the ground lease) earned from leasing the tenant's former space is being split evenly between this Subsidiary Partnership and the tenant. This Subsidiary Partnership's share of the joint venture's "net income" in 1995 was $28,904.

    The term of the ground lease is 20 years, with automatic extension options for an additional 30 years. At the termination of the ground lease, this Subsidiary Partnership will retain sole title to the underlying property.

    LEWISTON MALL LP. In 1989, the Partnership acquired the Lewiston Mall in Lewiston, Maine ("Lewiston Mall"). The shopping center is set on 14 acres of land and consists of 181,000 square feet of rentable space. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $2,933,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1995, the mortgage had an outstanding balance of $2,924,237. As of March 14, 1996, the shopping center had a 6% vacancy rate, and the average rent per square foot was $4.00.

    LINHART LP. During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). The property consists of 21,200 square feet of rentable space. As of March 14, 1996, the commercial space had a 6% vacancy rate, and the average rent per square foot was $16.19.

    BOYLSTON DOWNTOWN LP. During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). The property consists of 17,400 square feet of rentable space. As of March 14, 1996, the commercial space was fully rented, and the average rent per square foot was $11.58.

    NORTH BEACON 140 LP. During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). The property consists of 1,000 square feet of rentable space. As of March 14, 1996, the commercial space was fully rented, and the average rent per square foot was $8.70.

    See Item 13 "Certain Relationships and Related Transactions" concerning ownership interest in the above properties.

                             INVESTMENT PROPERTIES

    The Partnership has investments in other real estate limited partnerships which own an office building in West Peabody, Massachusetts, a warehouse in Danvers, Massachusetts and an industrial park in Woburn, Massachusetts. As of December 31, 1995, the Partnership's investments in the real estate limited partnerships which own the Investment Properties and its interest in the joint venture with a Timpany Plaza tenant comprised less than 1% of the Partnership's total assets.

    COMMERCE WAY LIMITED PARTNERSHIP. The Partnership owns a 10% limited partnership interest in the Commerce Way Limited Partnership ("Commerce Way L.P."). Commerce Way L.P. owns the Woburn Industrial Center, a 507,000 square foot industrial park located in Woburn, Massachusetts. As of March 14, 1996, the center had a 32% vacancy rate. The Partnership's share of losses generated by the Commerce Way L.P. through the year ended December 31, 1995 exceeded the Partnership's investment by approximately $1,000,000. As a limited partner, the Partnership is not liable for amounts in excess of its investment and, accordingly, has not recorded any excess losses.

    WEST PEABODY LIMITED PARTNERSHIP. The Partnership owns a 10% limited partnership interest in the West Peabody Limited Partnership ("West Peabody L.P."). West Peabody L.P. owns a 125,000 square foot office and warehouse building in West Peabody, Massachusetts. As of March 14, 1996, the building had a 29% vacancy rate. The Partnership's share of losses generated by the West Peabody L.P. through the year ended December 31, 1995 exceeded the Partnership's investment by approximately $600,000. As a limited partner, the Partnership is not liable for amounts in excess of its investment and, accordingly, has not recorded any excess losses.

    125 WATER STREET REALTY ASSOCIATES. The Partnership owns a 10% general partnership interest in 125 Water Street Realty Associates, which owns a 120,000 square foot warehouse in Danvers, Massachusetts. As of March 14, 1996, the property was leased to a single tenant for use as a distribution center under a triple net lease. The lease expires in 1996.

    125 Water Street Realty Associates, together with two entities not affiliated with the Partnership, are jointly liable on a cross-collateralized, non-recourse loan from the Bank of Nova Scotia in the principal amount of approximately $22 million. Each of the three entities provided a note to the bank, as well as a mortgage. Each mortgage secures the full amount of the loan.

    The carrying values of the investment properties have been reduced to zero. There can be no assurance that these investments, which did not produce any income for the Partnership during 1995, will be realized in the future in excess of their carrying values.

ITEM 3. LEGAL PROCEEDINGS

    Except as described below, the Partnership and its Subsidiary Partnerships are not a party to, nor are any of their Properties the subject of, any material legal proceedings, other than routine litigation incidental to the business of the Partnership.

    A proceeding was commenced on March 11, 1986 by the Connecticut Department of Environmental Protection against the Partnership, as owner of the East Hampton Mall in East Hampton, Connecticut, one of the tenants of the mall, a solvent manufacturer, and the Connecticut Light & Power Company. The proceeding related to alleged contamination of ground water and/or water wells in the vicinity of the mall resulting from the alleged pouring of cleaning solvents by the mall tenant down certain drains approximately four years earlier. The proposed order set forth certain requests for or responses to providing a study, a program for monitoring wells, a program for remedial action and certain permits for any remedial action undertaken. The Partnership submitted a report of an independent engineer retained by the Partnership in connection with this proceeding. After reviewing the report, the Connecticut Department of Environmental Protection concluded in a letter dated

September 14, 1995 that the past usage of septic system additives at the site had not created a source of pollution to the waters of the state. The Connecticut Department of Environmental Protection further stated that Order No. WC4183 was thereby revoked.

    As described in Notes 3, 4, and 6 to Financials, the Partnership and its Subsidiary Partnerships had transactions with and have interests in certain entities in which the majority shareholder of the General Partner is involved. Such shareholder had guaranteed certain notes receivable and had agreed to indemnify the Partnership and its Subsidiary Partnerships for losses incurred from certain partnerships in which the Partnership is a General Partner. During March 1991, this shareholder, the Partnerships management company, and other related entities filed for protection from their creditors under Chapter 11 of the Federal Bankruptcy Code. In September 1992, the U.S. Bankruptcy Court for the District of Massachusetts confirmed a reorganization plan pursuant to which Harold Brown, the majority shareholder of the General Partner, and the Partnership's management company were discharged of all liabilities (including all guarantees and indemnifications) and emerged from Chapter 11 proceedings. The management of the Partnership believes that the proceedings described above will not adversely affect the Partnerships properties or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

    Each Class A Unit is exchangeable, through The First National Bank of Boston, as Deposit Agent, for ten Depositary Receipts ("Receipts"). The Receipts are publicly-traded on NASDAQ under the symbol "NEWRZ". There has never been an established public market for the Class B Units or General Partnership Units.

    In 1995, the high and low bid quotations for the Receipts were $6.75 and $5, respectively. The table below sets forth the high and low bids for each quarter of 1995 and 1994:

                                                                                 1995                 1994
                                                                          ------------------   ------------------
                                                                          LOW BID   HIGH BID   LOW BID   HIGH BID
                                                                          -------   --------   -------   --------

First Quarter...........................................................   $5 1/2      $6 1/8     $5         $6 3/4
Second Quarter..........................................................   $5 1/2      $6 3/8     $4 1/2     $5 3/4
Third Quarter...........................................................   $6          $6 5/8     $5 1/2     $6
Fourth Quarter..........................................................   $5 7/8      $6 5/8     $6         $6 1/4

    These   quotations  reflect  inter-dealer   prices  without  retail  markup,
markdown, or commission and do not necessarily represent actual transactions.

    Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners. The Partnership has made annual distributions to its Partners since 1978. In each of 1994 and 1995, the Partnership made a total distribution of $6.80 per Partnership Unit ($.68 per Receipt), which was paid in equal installments in March and September. The total value of the distribution in 1995 was $1,202,766, an amount determined by the General Partner and the Partnership's Advisory Committee. In March 1996, the Partnership made a distribution of $3.40 per Partnership Unit ($.34 per Receipt). Partnership has no present plans to change its dividend payment practices.

    In the past, assuming Partners hold Partnership Units or Receipts on the record date for a distribution, distributions have exceeded the amount of the individual income tax payable by Partners as a result of Partnership income allocated to them.

    In an effort to reduce the administrative costs associated with servicing shareholder accounts, in March 1993, the Partnership announced that it would offer to purchase Receipts from all holders of less than 100 Receipts at $5.00 per Receipt. Holders participating in this program were required to sell their entire holdings to the Partnership; the Partnership did not accept partial sales. The repurchase program was completed on September 30, 1993, at a total cost to the Partnership of $116,950, pursuant to which a total of 23,391 Receipts were repurchased. In order to restore the classes of Partnership Units to the required ratios, in June 1994 the Partnership repurchased from the General Partner 25 General Partnership Units and repurchased from Harold Brown and Ronald Brown 365 and 122 Class B Units, respectively, at an aggregate cost of $25,600.

    See  "ITEM  12.  SECURITY  OWNERSHIP   OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT" for certain information relating to the number of holders of each class of Partnership Units.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is included on page 18 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1995 AND 1994

    New England Realty Associates Limited Partnerships and its Subsidiaries incurred a loss from operations of $3,116,087 during the year ended December 31, 1995 compared to income from operations of $847,980 for the year ended December 31, 1994, a decrease of $3,964,067. This is principally a result of a special non-cash impairment loss of $3,250,000 on the Lewiston Mall in the fourth quarter of 1995, related to an early adoption of Statement of Financial Standards No. 121 (FAS No. 121). (See Note 2 to Financial Statements included as part of this Form 10-K.) Excluding depreciation and amortization and impairment loss, income from operations was approximately $2,474,000 in 1995, compared to $2,484,000 in 1994, a decrease of approximately $10,000.

    Rental income for the year ended December 31, 1995 was approximately $12,297,000, compared to approximately $8,385,000 for the year ended December 31, 1994, an increase of approximately $3,912,000. This increase was primarily due to rental income of $3,706,000 from the newly acquired properties. Rental income from the existing residential properties increased approximately $266,000, primarily due to increased rental rates; residential occupancy levels remained relatively stable. This increase was partially offset by decreased rental income at existing commercial properties of $60,000. This decrease was primarily due to a vacancy in the East Hampton Mall, a decrease in charges for common area maintenance expenses at the Lewiston Mall, and a decrease in percentage rents at the Timpany Plaza Shopping Center. Laundry and sundry income increased approximately $41,000 due to the newly acquired properties.

    Expenses for the year ended December 31, 1995 were approximately $15,576,000, compared to approximately $7,658,000 for the year ended December 31, 1994, an increase of approximately $7,918,000. The most significant component of this increase was the impairment loss of $3,250,000 recorded for the Lewiston Mall in the fourth quarter of 1995. Other significant changes were due to the acquisition of new properties. Interest expense increased to approximately $3,432,000 for the year ended December 31, 1995 from approximately $1,672,000 for the year ended December 31, 1994, an increase of approximately $1,760,000. The increase was directly related to the increase in outstanding mortgages. Other significant changes were also due to the acquisitions of new properties and consisted of an increase in depreciation and amortization expense of approximately $703,000; an increase in operating expenses of approximately $367,000; an increase in repairs and maintenance expenses of approximately $793,000; and increases in administrative expenses, management fees, renting expenses, and taxes and insurance of approximately $286,000, $206,000, $210,000, and $343,000 respectively.

    Interest income was approximately $60,000 for the year ended December 31, 1995, compared to approximately $52,000 for the year ended December 31, 1994, an increase of approximately $8,000. This increase was due to an increase in funds available for investment during the second half of 1995.

    The Partnership also sold two condominium units during the year for a total gain of approximately $152,000.

    The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of approximately $84,000. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets.

    The Partnership's share of income for 1995 in the joint venture at the Timpany Plaza Shopping Center was approximately $29,000 compared to approximately $43,000 in 1994, a decrease of approximately $14,000. This decrease was due to an increase in the operating expenses in connection with the joint venture.

    In 1994, the Partnership reported other income of $130,000 of which $100,000 represented the cost of energy saving devices installed at the Partnership's properties by utility companies at no cost to the Partnership. The additional $30,000 represents the elimination of a provision for estimated liabilities in connection with the Partnership's investment in a partnership.

    As a result of the changes discussed above, the net loss for the year ended December 31, 1995 was approximately $2,875,000, compared to net income for the year ended December 31, 1994 of approximately $1,073,000, a decrease of approximately $3,948,000.

    In March 1996, a major tenant in the Timpany Plaza Shopping Center filed for bankruptcy under Chapter 11. This tenant paid approximately $347,000 of rent in 1995 and was current through February 1996. The effect of this filing on the results of operations of the Partnership cannot be determined.

    YEARS ENDED DECEMBER 31, 1994 AND 1993

    Income from operations for the year ended December 31, 1994 was $847,980, compared to $1,026,478 for the year ended December 31, 1993, a decrease of $178,498. Net cash provided by operating activities was $2,438,108 in 1994, compared to $2,780,832 in 1993, a decrease of $342,724. These decreases are due primarily to an increase in expenses, which were partially offset by an increase in revenues of $91,394.

    Rental income for the year ended December 31, 1994 was $8,384,546, compared to $8,305,526, an increase of $79,020. This increase is due primarily to an increase in the rental rates at both the residential and commercial properties. The most significant increases were at Timpany Plaza and the Westgate Apartments.

    Expenses for the year ended December 31, 1994 were $7,658,215, compared to $7,388,323 for the year ended December 31, 1993, an increase of $269,892. This increase is due to an increase in the costs associated with operating the properties, specifically utility and snow removal costs. Repairs and maintenance expenses increased $76,921 due to efforts to maintain and improve the occupancy levels at the properties. Depreciation and amortization expenses increased $54,983 due to ongoing capital improvements at the properties. Interest expense increased $54,716 due to an increase in the rates on the variable rate mortgages.

    These increases in expenses are partially offset by a decrease in taxes and insurance of $30,152 -- due to real estate tax abatements and a reduction in excise taxes paid to the State of New Hampshire -- and a decrease in administrative expenses of $17,032 due to a decrease in shareholder expenses and consulting fees as a result of the buyback of Depositary Receipts in 1993.

    Interest income for the year ended December 31, 1994 was $51,826, compared to $88,345 for the year ended December 31, 1993, a decrease of $36,519. This decrease is due to a decrease in funds available for investment.

    In 1988, the Partnership entered into a joint venture with an existing tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two have relet the space which the existing tenant previously occupied and will divide the net profits from leasing this space. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets. The Partnership's share of income for 1994 in the joint venture at the Timpany Plaza Shopping Center was $42,745, compared to $25,192 in 1993. This increase of $17,553 is due to an increase in the supplemental rents and the common area charges in 1994.

    The Partnership has reported other income of $130,000, of which $100,000 represents the cost of energy-saving devices installed at the Partnership properties by utility companies, at no cost to the Partnership. The additional $30,000 represents the elimination of a provision for estimated liabilities in connection with the Partnership's investment in a limited partnership.

    As a result of the changes discussed above, net income for the year ended December 31, 1994 was $1,072,551, compared to $1,140,015 in 1993, a decrease of $67,464.

    LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 1995 and 1994 was the collection of rents and refinancing of Partnership properties. The majority of cash and cash equivalents, which totaled $2,706,124 in 1995, is principally invested in a U.S. government money market account. This amount represents an increase of $1,709,771 from 1994. Additionally, the partnership has a short-term investment of $48,887 at December 31, 1995 compared to $45,555 at December 31, 1994. This investment consisted of a certificate of deposit with a maturity of up to one year from the date of purchase.

    The Partnership believes it strengthened its portfolio by making significant acquisitions of residential and mixed-use properties in 1995. During the year, the Partnership acquired six properties for a total purchase price of approximately $32,123,000. The acquisitions were financed by new mortgages on the acquired properties totalling $23,956,000. Additional funds, totaling $22,446,000 were provided by 13 mortgages on refinanced or debt-free properties. Approximately $10,900,000 of this amount was used to repay existing mortgages and approximately $11,546,000 was used in the acquisition of the above properties. In conjunction with these mortgages, the lender required that separate escrow accounts totaling approximately $870,000 be established to fund capital improvements at each of the properties. The Partnership is required to make additional monthly payments of approximately $34,000 to fund these escrow accounts. Approximately $60,000 was expended from these accounts during the later half of 1995, and the remaining balance of $980,000 is included with Other Assets. In connection with these new mortgages, a substantial number of the Partnership's properties were restructured into separate Subsidiary Partnerships.

    During 1995, the Partnership and its Subsidiary Partnerships completed certain capital improvements to their properties at a total cost of approximately $1,200,000. The improvements were funded from the aforementioned escrow accounts as well as from cash reserves. The most significant improvements were made at the Lewiston Mall in Lewiston, Maine for a total cost of approximately $353,000. Additional capital improvements of approximately
$150,000, $130,000, and $71,000, were made to apartments at the Boylston Downtown, Westgate, Woburn and Linhart properties respectively.

    In 1996, the Partnership and its Subsididary Partnerships plan to invest an additional $1,600,000 in capital improvements of which $1,300,000 is designated for residential properties and $300,000 is designated for commercial properties. These improvements will be funded from escrow accounts as well as from cash reserves.

    The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of sale of properties, unanticipated increases in expenses, or a loss of significant tenants.

    Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing existing properties if either insufficient funds exist from cash reserves to repay existing mortgages or if funds required for future acquisitions are not available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Partnership appear on pages F-1 through F-16 of this Form 10-K and are indexed herein under Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The General Partner is a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. Harold Brown and Ronald Brown were individual general partners of the Partnership until May 1984 when NewReal, Inc. replaced them as the sole general partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

    Since October 1992, the General Partner employed the Hamilton Partnership as the management company to manage the Partnership's and its Subsidiary Partnerships' properties. The Hamilton Company Inc., a Massachusetts corporation, is the 99% general partner of Hamilton Partnership. The Hamilton Company Inc. was purchased by Harold Brown in August 1993. Harold Brown also owns the corporation that is the 1% limited partner of the Hamilton Partnership. See "ITEM 11. EXECUTIVE COMPENSATION" for information concerning fees paid by the Partnership to the Hamilton Partnership during 1995.

    Because the General Partner has employed the Hamilton Partnership as the manager for the Properties, the General Partner has no other employees other than Harold Brown and Ronald Brown.

    The directors and executive officers of the General Partner are Ronald Brown and Harold Brown. Harold Brown and Ronald Brown are brothers. The directors of the General Partner hold office until their successors are duly elected and qualified. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

    The following table sets forth the name and age of each director and officer of the General Partner and each such person's principal occupation and affiliation during the preceding five years.

NAME AND POSITION                  AGE      OTHER POSITION
- -----------------------------      ---      -----------------------------------------------------------------------------

Ronald Brown                           60   Associate, Hamilton Realty Company (since 1967); Treasurer, R. Brown Partners
 President, Clerk                           Inc. (since 1985), President, Secretary and sole proprietor (since April
 and Director                               1989); Member, Greater Boston Real Estate Board (since 1981); Director,
  (since 1984)                              Brookline Chamber of Commerce (since 1978); Trustee of Trustee of
                                            Reservations (since 1988); Director, Brookline Music School (since 1993);
                                            President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge
                                            Corner Theater Foundation (1990-1993); President, Brookline Property Owner's
                                            Association (1981-1990); Trustee, Brookline Hospital (1982-1989).
Harold Brown                           71   Sole proprietor, Hamilton Realty (since 1955); Trustee of Wedgestone Realty
 Treasurer and                              Investors Trust (1982-1985); (since 1984) Chairman of the Board and principal
 Director                                   stockholder of the Wedgestone Advisory Corporation (1980-1985); Member,
                                            Greater Boston Real Estate Board; Director, Coolidge Bank and Trust
                                            (1980-1983); Chairman, University Bank and Trust (1984-1988).

    See "ITEM 3. LEGAL PROCEEDINGS" for information concerning various proceedings in which Harold Brown was previously involved. As discussed under "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS," in June 1994 the Partnership repurchased certain Partnership Units from each of Harold Brown, Ronald Brown and the General Partner, and the repurchase of these units was reported by each of Harold Brown and Ronald Brown on a Form 5 for 1994.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to the Partnership Agreement, the General Partner, or any management entity employed by the General Partner, is entitled to a management fee equal to 4% of the rental and other operating income from the Properties and a mortgage servicing fee equal to 0.5% of the unpaid principal balance of any debt instruments received, held and serviced by the Partnership (the "Management Fee"). The Partnership Agreement also authorizes the General Partner to charge to the Partnership its cost for employing professionals to assist with the administration of the Partnership Properties (the "Administrative Fee"). The Administrative Fee is not charged against the Management Fee. In addition, upon the sale or disposition of any Partnership Properties, the General Partner, or any management entity which is the effective cause of such sale, is entitled to a commission equal to 3% of the gross sale price (the "Commission"), provided that should any other broker be entitled to a commission in connection with the sale, the commission shall be the difference between 3% of the gross sale price and the amount to be paid to such broker.

    In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the management company, the Hamilton Partnership, a limited partnership owned indirectly by Harold Brown. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The total Management Fee charged by the Hamilton Partnership during 1995 was $522,842. In 1995, the Partnership and its Subsidiary Partnerships also paid to the Hamilton Partnership Administrative Fees of approximately $181,000. No commission was paid to the management companies in 1995. In addition, during 1995 the Partnership paid to the Hamilton Partnership $30,000 for certain accounting services, which were provided by an outside company prior to 1993.

    During 1995, the management company also charged the Partnership and its Subsidiary Partnerships a construction supervisory fee of approximately $50,000 for services rendered to the Partnership and its Subsidiary Partnership in connection with renovations and additions to certain properties.

    The management services provided by the Hamilton Partnership include, but are not limited to, collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel.

    Members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown receive $200 for each committee meeting attended. The Advisory Committee held six meetings during 1995. In addition, in each of 1995 and 1994, the Partnership paid the Hamilton Partnership a construction supervision fee of $14,400 of which $12,000 was paid to Ronald Brown.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 14, 1996, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than The First National Bank of Boston, which under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 14, 1996, pursuant to the Deposit Agreement, The First National Bank of Boston was serving as the record holder of the Class A Units with respect to which 1,067,329 Depositary Receipts had been issued to 1,743 holders. As of March 14, 1996, there were issued and outstanding 34,765 Class A Units held by 1,566 limited partners and 33,756 Class B Units and 1,777 General Partnership Units held by the persons listed below.

    The following table sets forth certain information regarding each class of Partnership Units beneficially owned on March 14, 1996 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

                                                                                                           GENERAL
                                                   CLASS A                     CLASS B                   PARTNERSHIP
                                         ---------------------------  --------------------------  --------------------------
                                                         % OF OUT-                   % OF OUT-                   % OF OUT-
                                            NUMBER       STANDING        NUMBER       STANDING       NUMBER       STANDING
                                           OF UNITS        UNITS        OF UNITS       UNITS        OF UNITS       UNITS
 5% OWNERS                                 BENEFI-        BENEFI-       BENEFI-       BENEFI-       BENEFI-       BENEFI-
DIRECTORS AND                               CIALLY        CIALLY         CIALLY        CIALLY        CIALLY        CIALLY
  OFFICERS                                  OWNED          OWNED         OWNED         OWNED         OWNED         OWNED
- ---------------------------------------  ------------  -------------  ------------  ------------  ------------  ------------

Harold Brown
 c/o New England
 Realty Associates
 Limited Partnership
 39 Brighton Ave.
 Allston, MA 02110
NERA 1994 Irrevocable
 Trust
 c/o Lane & Altman
 101 Federal St.
 Boston, MA 02110......................           (1)            (1)     25,317(2)        75%(2)           (3)       100%(3)
Ronald Brown
 c/o New England
 Realty Associates
 Limited Partnership
 39 Brighton Ave.
 Allston, MA 02110.....................        755(4)        0.5%(4)      8,439           25%              (3)       100%(3)
NewReal, Inc.
 39 Brighton Ave.
 Allston, MA 02134.....................          0             0%             0            0%         1,777          100%
All directors
 and officers
 as a group............................      7,064(5)        5.0%(5)     33,756(6)       100%(6)           (3)       100%(3)

- ------------------------
(1) 2,000 Depositary Receipts are held of record by Harold Brown and 61,094 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary
    Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 6,309 Class A Units and the Trust may be deemed to beneficially own approximately 6,109 Class A Units. Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Luci Daley Vincent and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the
    Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 61,094 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

(2) Consists of Class B Units held by the Trust. See Note (1) above. Harold Brown currently has no voting or investment power over the Class B Units held by the Trust and disclaims beneficial ownership of such Class B Units. The Trustees share voting and investment power over the Class B Units held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 25,317 Class B Units held by the Trust. The Trustees have no pecuniary interest in the Class B Units held by the Trust and disclaim beneficial ownership of such Class B Units.

(3) Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,777 of the General Partnership Units held of record by NewReal, Inc.

(4) Consists of 7,548 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 755 Class A Units.

(5) Consists of the Class A Units described in Notes (1) and (4) above.

(6) Includes the Class B Units described in Note (2) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    With the exception of the Riverside Apartments, which was owned by the Partnership prior to the conversion of that complex into condominiums, all of the buildings in which the Condominium Units are located were developed or partially owned by Harold Brown, together, in certain instances, with Ronald Brown. In addition, certain Subsidiary Partnerships purchased certain properties in 1995 from entities in which Harold Brown had a substantial equity interest. In each case, the General Partner believes that the Partnership and its Subsidiary Partnerships acquired the Condominium Units and the other properties purchased in 1995 at prices not in excess of fair market value.

    In 1995, Harold Brown, through an entity in which he is the majority shareholder, loaned the Partnership $1,175,000 to purchase certain property. The loan was repaid in May, 1995 with interest a the rates from 8.5% to 9%. Total interest paid on the loan was $38,073.

    In addition, Harold Brown is a limited partner in each of the partnerships which own the Investment Properties, as well as a general partner in one of the partnerships which owns the Investment Properties. Set forth below are Harold Brown's interests in the real estate partnerships which own the Investment
Properties:

                                                                     PERCENTAGE
NAME OF                                                                  OF
PARTNERSHIP                                                          OWNERSHIP
- ------------------------------------------------------------------  ------------

Commerce Way Limited
Partnership                                                             62.0%
West Peabody Limited
Partnership                                                             79.0%(1)
125 Water Street Realty
Associates                                                              74.0%

- ------------------------
(1) Harold Brown is also a general partner of the West Peabody Limited Partnership.

    See also "ITEM 2. PROPERTIES," "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" and "ITEM 11. EXECUTIVE COMPENSATION" for information regarding the fees paid to Hamilton Partnership, an affiliate of the General Partner and "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" for information regarding Units repurchased by the Partnership from Harold Brown, Ronald Brown and the General Partner.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  1.  Financial Statements:

         The following Financial Statements are included in this Form 10-K:

            Independent Auditors' Report

            Consolidated Balance Sheets at December 31, 1995 and 1994

            Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993

            Notes to Financial Statements

(a)  2.  Financial Statement Schedules:

         All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)  3.  Exhibits:

         The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

(b)  Reports on Form 8-K

        No Current Reports on Form 8-K were filed during the last quarter ended December 31, 1995.

                            Selected Financial Data

INCOME STATEMENT INFORMATION

                                                     YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------
                                    1995         1994         1993         1992         1991
                                 -----------  -----------  -----------  -----------  -----------
Revenues                         $12,459,478  $ 8,506,195  $ 8,414,801  $ 8,296,670  $ 8,417,850
Expenses                          15,575,565    7,658,215    7,388,323    7,357,327    7,284,711
Income (Loss) from Operations     (3,116,087)     847,980    1,026,478      939,343    1,133,139
Other Income                         241,276      224,571      113,537      164,500      110,545
Net Income (Loss)                 (2,874,811)   1,072,551    1,140,015    1,103,843    1,243,684
Net Income (Loss) per Unit            (16.23)        6.05         6.36         6.13         6.91
Distributions to Partners per
 Unit                                   6.80         6.80         6.80         6.80         6.80

BALANCE SHEET INFORMATION
Total Assets                     $59,750,970  $28,321,816  $27,693,357  $28,624,502  $28,055,954
Net Real Estate Investments       51,688,269   23,782,167   23,665,365   23,182,129   23,797,114
Total Debt Outstanding            53,072,037   18,742,909   17,884,116   18,693,789   17,985,812
Partners' Capital                  4,323,402    8,400,979    8,556,758    8,746,369    8,865,724

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW ENGLAND REALTY ASSOCIATES
                                          LIMITED PARTNERSHIP

                                          By:  NewReal, Inc.,
                                              its General Partner

                                          By: /s/ RONALD BROWN

                                             -----------------------------------
                                                  Ronald Brown,
                                                  PRESIDENT

                                              Dated:  April 1, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                         DATE
- ------------------------------------------------------  --------------------------------  -----------------------

/s/ RONALD BROWN                                        President and Director of the
- -------------------------------------------              General Partner (Principal            April 1, 1996
Ronald Brown                                             Executive Officer)

                                                        Treasurer and Director of the
/s/ HAROLD BROWN                                         General Partner (Principal
- -------------------------------------------              Financial Officer and Principal       April 1, 1996
Harold Brown                                             Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT

The Partners
New England Realty Associates Limited Partnership

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995 the Partnership adopted the method of accounting for impairment of long-lived assets prescribed by Statement of Financial Accounting Standards No. 121.

/s/ MILLER, WACHMAN & CO.
Certified Public Accountants
Boston, Massachusetts
March 14, 1996

                          CONSOLIDATED BALANCE SHEETS
       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1995            1994
                                                                                   --------------  --------------
ASSETS

Rental Properties................................................................  $   51,688,269  $   23,782,167
Deposit on Acquisition...........................................................        --             1,898,200
Cash and Cash Equivalents........................................................       2,706,124         996,353
Short-term Investments...........................................................          48,877          45,555
Rents Receivable.................................................................         684,409         643,104
Real Estate Tax Escrows..........................................................         538,945          23,558
Prepaid Expenses and Other Assets................................................       1,933,472         488,783
Investment in Joint Venture......................................................         129,989         165,340
Financing and Leasing Fees.......................................................       2,020,885         278,756
                                                                                   --------------  --------------
    TOTAL ASSETS.................................................................  $   59,750,970  $   28,321,816
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable................................................................  $   53,072,037  $   17,567,909
Note Payable - Related Party.....................................................        --             1,175,000
Accounts Payable and Accrued Expenses............................................         804,865         620,989
Advance Rental Payments and Security Deposits....................................       1,550,666         556,939
                                                                                   --------------  --------------
    Total Liabilities............................................................      55,427,568      19,920,837

Commitments and Contingent Liabilities (Notes 8 and 11)

Partners' Capital:
 177,152 units outstanding in 1995 and 1994......................................       4,323,402       8,400,979
                                                                                   --------------  --------------
    TOTAL LIABILITIES AND PARTNERS' CAPITAL......................................  $   59,750,970  $   28,321,816
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                     --------------------------------------------
                                                                          1995           1994           1993
                                                                     --------------  -------------  -------------
Revenues:
  Rental income....................................................  $   12,296,735  $   8,384,546  $   8,305,526
  Laundry and sundry income........................................         162,743        121,649        109,275
                                                                     --------------  -------------  -------------
                                                                         12,459,478      8,506,195      8,414,801
                                                                     --------------  -------------  -------------
Expenses:
  Administrative...................................................         836,048        550,142        567,174
  Depreciation and amortization....................................       2,339,883      1,636,390      1,581,407
  Interest.........................................................       3,432,090      1,672,035      1,617,319
  Management fees..................................................         522,842        339,668        336,592
  Operating........................................................       1,257,852        890,885        774,498
  Renting..........................................................         359,053        149,310        138,317
  Repairs and maintenance..........................................       2,175,014      1,359,490      1,282,569
  Taxes and insurance..............................................       1,402,783      1,060,295      1,090,447
  Impairment loss..................................................       3,250,000       --             --
                                                                     --------------  -------------  -------------
                                                                         15,575,565      7,658,215      7,388,323
                                                                     --------------  -------------  -------------
Income (Loss) from Operations......................................      (3,116,087)       847,980      1,026,478
                                                                     --------------  -------------  -------------
Other Income:
  Interest income..................................................          59,909         51,826         88,345
  Income from investments in partnerships and joint venture........          28,904         42,745         25,192
  Gain on sale of properties.......................................         152,463       --             --
  Other............................................................        --              130,000       --
                                                                     --------------  -------------  -------------
                                                                            241,276        224,571        113,537
                                                                     --------------  -------------  -------------
Net Income (Loss)..................................................  $   (2,874,811) $   1,072,551  $   1,140,015
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Net Income (Loss) per Unit.........................................  $       (16.23) $        6.05  $        6.36
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Weighted Average Number of Units Outstanding.......................         177,152        177,344        179,126
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                      UNITS                                            PARTNERS' CAPITAL
                     -----------------------------------------------------------------------  -----------------------------------
                           LIMITED                                      LESS                         LIMITED
                     --------------------     GENERAL        SUB      TREASURY                ----------------------    GENERAL
                      CLASS A    CLASS B    PARTNERSHIP     TOTAL       UNITS       TOTAL      CLASS A     CLASS B    PARTNERSHIP
                     ---------  ---------  -------------  ---------  -----------  ----------  ----------  ----------  -----------

Balance January 1,
 1993..............    144,180     34,243        1,802      180,225         222      180,003  $6,997,071  $1,661,835   $  87,463
Stock Buyback......     --         --           --           --           2,339       (2,339)   (116,952)     --          --
Distributions to
 Partners..........     --         --           --           --          --           --        (970,139)   (230,408)    (12,127)
Net Income.........     --         --           --           --          --           --         912,012     216,603      11,400
                     ---------  ---------  -------------  ---------  -----------  ----------  ----------  ----------  -----------
Balance, December
 31, 1993..........    144,180     34,243        1,802      180,225       2,561      177,664  $6,821,992  $1,648,030   $  86,736
Stock Buyback......     --         --           --           --             512         (512)     --         (24,350)     (1,250)
Distributions to
 Partners..........     --         --           --           --          --           --        (962,184)   (228,519)    (12,027)
Net Income.........     --         --           --           --          --           --         858,041     203,785      10,725
                     ---------  ---------  -------------  ---------  -----------  ----------  ----------  ----------  -----------
Balance, December
 31, 1994..........    144,180     34,243        1,802      180,225       3,073      177,152  $6,717,849  $1,598,946   $  84,184
Distributions to
 Partners..........     --         --           --           --          --           --        (962,213)   (228,526)    (12,027)
Net Income (Loss)..     --         --           --           --          --           --      (2,299,849)   (546,214)    (28,748)
                     ---------  ---------  -------------  ---------  -----------  ----------  ----------  ----------  -----------
Balance, December
 31, 1995..........    144,180     34,243        1,802      180,225       3,073      177,152  $3,455,787  $  824,206   $  43,409
                     ---------  ---------  -------------  ---------  -----------  ----------  ----------  ----------  -----------
                     ---------  ---------  -------------  ---------  -----------  ----------  ----------  ----------  -----------


                       TOTAL
                     ----------
Balance January 1,
 1993..............  $8,746,369
Stock Buyback......    (116,952)
Distributions to
 Partners..........  (1,212,674)
Net Income.........   1,140,015
                     ----------
Balance, December
 31, 1993..........  $8,556,758
Stock Buyback......     (25,600)
Distributions to
 Partners..........  (1,202,730)
Net Income.........   1,072,551
                     ----------
Balance, December
 31, 1994..........  $8,400,979
Distributions to
 Partners..........  (1,202,766)
Net Income (Loss)..  (2,874,811)
                     ----------
Balance, December
 31, 1995..........  $4,323,402
                     ----------
                     ----------

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                   -----------------------------------------------
                                                                        1995             1994            1993
                                                                   ---------------  --------------  --------------
Cash Flows from Operating Activities:
  Net income (loss)..............................................  $    (2,874,811) $    1,072,551  $    1,140,015
                                                                   ---------------  --------------  --------------
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization..................................        2,339,883       1,636,390       1,581,407
  (Income) on investments in partnerships and joint venture......          (28,904)        (42,745)        (25,192)
  Impairment loss................................................        3,250,000        --              --
  Gain on the sale of properties.................................         (152,463)       --              --
  Contribution by utility companies..............................        --               (100,000)       --
  (Increase) Decrease in rents receivable........................          (41,305)         50,874         (81,330)
  (Increase) in financing and leasing fees.......................       (1,970,607)        (82,961)        (51,693)
  Increase (Decrease) in accounts payable........................          183,876        (108,296)         58,924
  (Increase) Decrease in real estate tax escrows.................         (515,387)         31,081         118,619
  (Increase) Decrease in prepaid expenses and other assets.......       (1,444,689)        (52,527)         30,867
  Increase in advance rental payments and security deposits......          993,727          33,741           9,215
                                                                   ---------------  --------------  --------------
  Total Adjustments..............................................        2,614,131       1,365,557       1,640,817
                                                                   ---------------  --------------  --------------
  Net cash (used in) provided by operating activities............         (260,680)      2,438,108       2,780,832
                                                                   ---------------  --------------  --------------
Cash Flows from Investing Activities:
  Distribution from the joint venture............................           64,255          82,350         114,821
  Payment for purchase and improvement of rental properties......      (31,436,551)     (3,474,764)     (1,980,737)
  Maturity of short-term investments.............................        --                793,787       3,068,270
  Purchase of short-term investments.............................           (3,322)        (45,555)     (2,243,787)
  Proceeds from the sale of properties...........................          219,706        --              --
                                                                   ---------------  --------------  --------------
Net cash (used in) investing activities..........................      (31,155,912)     (2,644,182)     (1,041,433)
                                                                   ---------------  --------------  --------------
Cash Flows from Financing Activities:
  Principal payments and early repayment of mortgages payable....      (10,897,871)     (5,376,207)       (809,673)
  Proceeds from mortgages........................................       46,402,000       5,060,000        --
  Distributions to partners......................................       (1,202,766)     (1,202,730)     (1,212,674)
  Purchase of stock in the odd-lot buyback.......................        --                (25,600)       (116,952)
  Proceeds from (repayment of) note payable......................       (1,175,000)      1,175,000        --
                                                                   ---------------  --------------  --------------
    Net cash provided by (used in) financing activities..........       33,126,363        (369,537)     (2,139,299)
                                                                   ---------------  --------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents.............        1,709,771        (575,611)       (399,900)
Cash and Cash Equivalents, Beginning.............................          996,353       1,571,964       1,971,864
                                                                   ---------------  --------------  --------------
Cash and Cash Equivalents, Ending................................  $     2,706,124  $      996,353  $    1,571,964
                                                                   ---------------  --------------  --------------
                                                                   ---------------  --------------  --------------

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES
    LINE OF BUSINESS: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the new mortgages referred to in Note 5, a substantial number of NERA's properties were restructured into separate limited partnerships. The financial statements for prior periods are unchanged.

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of NERA and its subsidiary partnerships each of which is owned 99.67%; the consolidated group is referred to as the "Partnerships." Minority interests are not recorded since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the joint venture on the equity method.

    ACCOUNTING ESTIMATES: The preparation of the financial statements is in accordance with generally accepted accounting principles (GAAP) requiring management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

    REVENUE RECOGNITION: Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

    RENTAL PROPERTIES: Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Rental properties are depreciated on the straight-line method over their estimated useful lives. In the event that facts and circumstances indicate that the carrying value of rental properties may be impaired, an analysis of recoverability is performed. The estimated future undiscounted cash flows are compared to the asset's carrying value to determine if a write-down to fair value or discounted cash flow value is required. This policy was adopted in 1995. Previously, impairment was considered on a case-by-case basis. See Note 2 for the effect of this accounting change.

    FINANCING AND LEASING FEES: Financing fees are capitalized and amortized, using the interest method, over the life of the related mortages. Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease.

    INCOME TAXES: The financial statements have been prepared under the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes on income has been recorded.

    CASH EQUIVALENTS:   The  Partnerships consider  cash equivalents  to be  all
highly liquid instruments purchased with a maturity of three months or less.

    SHORT-TERM INVESTMENTS: The Partnerships consider short-term investments to be any bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value.

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1995, 1994, or 1993.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At December 31, 1995, approximately $2,169,000 of cash and cash equivalents exceeded federally insured amounts of which $1,811,000 was held in a money market fund invested in U.S. Goverment securities.

NOTE 2 -- RENTAL PROPERTIES
    Rental properties consist of the following:

                                                                            DECEMBER 31,
                                                                   ------------------------------      USEFUL
                                                                        1995            1994            LIFE
                                                                   --------------  --------------  --------------
Land.............................................................  $    9,554,732  $    4,153,599        --
Buildings........................................................      42,988,784      20,649,836     25-31 years
Building improvements............................................       9,437,144       9,426,477     15-31 years
Kitchen cabinets.................................................       1,089,407       1,270,295      5-10 years
Carpets..........................................................       1,028,473       1,098,770      5-10 years
Air conditioning.................................................          87,745         135,455      7-10 years
Land improvements................................................         422,646         423,414     10-31 years
Laundry equipment................................................          46,994          79,490       5-7 years
Elevators........................................................          16,842          16,842        20 years
Swimming pools...................................................          42,450          42,450        10 years
Equipment........................................................         166,132         140,909       5-7 years
Motor vehicles...................................................          46,704          78,842         5 years
Fences...........................................................          22,229          96,447      5-10 years
Furniture and fixtures...........................................          95,793          98,594       5-7 years
Smoke alarms.....................................................           6,224          42,083       5-7 years
                                                                   --------------  --------------
                                                                       65,052,299      37,753,503
Less accumulated depreciation....................................      13,364,030      13,971,336
                                                                   --------------  --------------
                                                                   $   51,688,269  $   23,782,167
                                                                   --------------  --------------
                                                                   --------------  --------------

    On June 30, 1995, the Partnerships purchased for $30,198,000 five properties containing an aggregate of 809 residential apartments and 18,400 square feet of commercial space. The purchase was paid for in part with the proceeds of the refinancing of thirteen of the Partnerships' properties and the issuance of new mortgage notes payable aggregating $22,627,000 and maturing in ten years. The properties were acquired from a trust owned nominally by the majority shareholder of NERA's General Partner. In substance, the properties were owned by the trust's secured lender under a previous restructuring agreement whereby the lender received all of the operating income from the properties as well as the proceeds from the sale to NERA. The Partnerships have recorded the purchase at the amount paid for the properties and have allocated the amounts to the individual properties acquired. An entity owned by the majority shareholder of the Partnership's General Partner received a fee of $300,000 from the trust's secured lender.

    Included in rental properties at December 31, 1995 is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units, and 29 parking spaces for a total purchase price of $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's General Partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction. To facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's General Partner, loaned the Partnership $1,175,000 in December 1994. In May 1995, the Partnership refinanced

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2 -- RENTAL PROPERTIES (CONTINUED)
this property and obtained a $1,329,000 mortgage payable in 10 years with interest at 9.25%, and paid off the existing loan of $1,175,000 to the management company. Total interest paid on this loan was $38,073.

    The operating results of these acquired properties have been included in the consolidated statements of operations since the date of acquisition. The following unaudited proforma results assume the acquisition occurred at the beginning of 1994, and is based upon historical amounts adjusted for changes in interest expense and depreciation and amortization (stated in thousands except for per unit amounts):

                                                           1995       1994
                                                         ---------  ---------

Rental income..........................................  $  15,789  $  15,168
Operating income (loss)................................     (3,320)       (71)
Net income (loss)......................................     (3,078)       154
Income (loss) per unit.................................     (17.38)       .87

    The proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at January 1, 1994 nor are these results necessarily indicative of future operating results.

    In 1995, the Partnership sold two condominium units located in Stoneham and Boston, Massachusetts. The sales price, net of closing costs, was $219,706 and the gain of $152,463 is included in Other Income.

    In the fourth quarter of 1995, the Partnerships recorded a special charge of $3,250,000 relating to the early adoption of Statement of Financial Accounting Standards No. 121 (FAS No. 121) on accounting for the impairment of long-lived assets, effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 1995, the Lewiston Mall with a carrying value of approximately $8,200,000 was remortgaged for $2,933,000. As part of this refinancing , the lender obtained an appraisal of $5,000,000. A further analysis of estimated future cash flows as required by FAS No. 121 indicated an impairment. The carrying value of the Lewiston Mall has been reduced to the net present value of expected future cash flows, which approximates the aforementioned appraisal. Similiar analysis of the other properties did not result in impairment.

    Real estate and accumulated depreciation as of December 31, 1995 is:

                                                                                                                GROSS
                                                                                                              AMOUNT AT
                                                                                                  COST          WHICH
                                                               INITIAL COST TO                 CAPITALIZED   CARRIED AT
                                                               PARTNERSHIPS (1)               SUBSEQUENT TO   CLOSE OF
                                                  ------------------------------------------   ACQUISITION     PERIOD
                                                   ENCUMBRANCES                                    (2)       -----------
                                                      (FIRST                     BUILDINGS    -------------
                                                    MORTGAGES)        LAND     IMPROVEMENTS   IMPROVEMENTS      LAND
                                                  ---------------  ----------  -------------  -------------  -----------
CONDOMINIUM UNITS
Residential Units
Massachusetts                                      $           0   $   33,746   $   311,527    $    44,823   $    33,746
WESTGATE WOBURN
Residential Apartments
Woburn, Massachusetts                                  6,872,643      461,300     2,424,636      4,040,247       461,300
COACH L.P.
Residential Apartments
Acton, Massachusetts                                   1,199,115      140,600       445,791        449,434       140,600
AVON STREET APARTMENTS L.P.
Residential Apartments
Malden, Massachusetts                                  1,790,648       62,700       837,318        247,550        62,700
MIDDLESEX APARTMENTS L.P.
Residential Apartments
Newton, Massachusetts                                  1,105,933       37,700       161,012        210,547        37,700
CLOVELLY APARTMENTS L.P.
Residential Apartments
Nashua, New Hampshire                                  2,095,040      177,610     1,478,359        398,697       177,610
NASHOBA APARTMENTS L.P.
Residential Apartments
Acton, Massachusetts                                   1,094,126       79,650       284,548        636,686        79,650
RIVER DRIVE L.P.
Residential Apartments
Danvers, Massachusetts                                 1,550,900       72,525       587,777        983,901        72,525
EXECUTIVE APARTMENTS L.P.
Residential Apartments
Framingham, Massachusetts                              1,796,617       91,400       740,360        779,978        91,400
WILLARD APARTMENTS L.P.
Residential Apartments
Quincy, Massachusetts                                    294,826       15,825        63,477        125,801        15,825
OLDE ENGLISH APARTMENTS L.P.
Residential Apartments
Lowell, Massachusetts                                  1,411,383       46,181       878,323        526,296        46,181
OAK RIDGE APARTMENTS L.P.
Residential Apartments
Foxboro, Massachusetts                                 2,112,098      135,300       406,544        888,387       135,300
COMMONWEALTH 1137 L.P.
Residential Apartments
Boston, Massachusetts                                  1,273,889      342,000     1,367,669         21,451       342,000
COMMONWEALTH 1144 L.P.
Residential Apartments
Boston, Massachusetts                                  5,322,468    1,410,000     5,664,816         17,574     1,410,000


                                                                                ACCUMULATED
                                                    BUILDINGS                  DEPRECIATION       DATE
                                                  IMPROVEMENTS     TOTALS           (3)         ACQUIRED
                                                  -------------  -----------  ---------------  ----------
CONDOMINIUM UNITS
Residential Units
Massachusetts                                      $   356,350   $   390,096   $     224,980      Various
WESTGATE WOBURN
Residential Apartments
Woburn, Massachusetts                                6,464,883     6,926,183       3,405,440   Sept. 1977
COACH L.P.
Residential Apartments
Acton, Massachusetts                                   945,225     1,085,825         556,952   Sept. 1977
AVON STREET APARTMENTS L.P.
Residential Apartments
Malden, Massachusetts                                1,084,868     1,147,568         746,733   Sept. 1977
MIDDLESEX APARTMENTS L.P.
Residential Apartments
Newton, Massachusetts                                  371,559       409,259         219,673   Sept. 1977
CLOVELLY APARTMENTS L.P.
Residential Apartments
Nashua, New Hampshire                                1,877,056     2,054,666       1,256,538   Sept. 1977
NASHOBA APARTMENTS L.P.
Residential Apartments
Acton, Massachusetts                                   921,234     1,000,884         446,668   Sept. 1977
RIVER DRIVE L.P.
Residential Apartments
Danvers, Massachusetts                               1,571,678     1,644,203        754,0097   Sept. 1977
EXECUTIVE APARTMENTS L.P.
Residential Apartments
Framingham, Massachusetts                            1,520,338     1,611,738         964,541   Sept. 1977
WILLARD APARTMENTS L.P.
Residential Apartments
Quincy, Massachusetts                                  189,278       205,103          77,897   Sept. 1977
OLDE ENGLISH APARTMENTS L.P.
Residential Apartments
Lowell, Massachusetts                                1,404,619     1,450,800         950,165   Sept. 1977
OAK RIDGE APARTMENTS L.P.
Residential Apartments
Foxboro, Massachusetts                               1,294,931     1,430,231         568,606   Sept. 1977
COMMONWEALTH 1137 L.P.
Residential Apartments
Boston, Massachusetts                                1,389,120     1,731,120          27,190    June 1995
COMMONWEALTH 1144 L.P.
Residential Apartments
Boston, Massachusetts                                5,682,390     7,092,390         113,539    June 1995

                                                                                                                GROSS
                                                                                                              AMOUNT AT
                                                                                                  COST          WHICH
                                                               INITIAL COST TO                 CAPITALIZED   CARRIED AT
                                                               PARTNERSHIPS (1)               SUBSEQUENT TO   CLOSE OF
                                                  ------------------------------------------   ACQUISITION     PERIOD
                                                   ENCUMBRANCES                                    (2)       -----------
                                                      (FIRST                     BUILDINGS    -------------
                                                    MORTGAGES)        LAND     IMPROVEMENTS   IMPROVEMENTS      LAND
                                                  ---------------  ----------  -------------  -------------  -----------
BOYLSTON DOWNTOWN L.P.
Residential Apartments
Boston, Massachusetts                                  7,822,475    2,112,000     8,593,111        150,364     2,112,000
NORTH BEACON L.P.
Residential Units
Boston, Massachusetts                                  3,495,233      936,000     3,762,013         53,186       936,000
REDWOOD HILLS L.P.
Residential Units
Worcester, Massachusetts                               4,604,910    1,200,000     4,810,604         66,656     1,200,000
EAST HAMPTON L.P.
Strip Shopping Mall
East Hampton, Connecticut                              1,430,712      394,011     1,182,031      1,233,125        394,01
TIMPANY PLAZA L.P.
Shopping Mall
Gardner, Massachusetts                                 3,553,931      378,125     4,729,978        282,900       378,125
LEWISTON MALL L.P. (A)
Shopping Mall
Lewiston, Maine                                        2,294,237    1,043,059     3,694,731        254,180     1,043,059
LINHART L.P.
Residential/Commercial
Newton, Massachusetts                                  1,320,853      385,000     1,540,000         71,159       385,000
                                                  ---------------  ----------  -------------  -------------  -----------
                                                   $  53,072,037   $9,554,732   $43,964,625    $11,532,942   $ 9,554,732
                                                  ---------------  ----------  -------------  -------------  -----------
                                                  ---------------  ----------  -------------  -------------  -----------


                                                                                ACCUMULATED
                                                    BUILDINGS                  DEPRECIATION       DATE
                                                  IMPROVEMENTS     TOTALS           (3)         ACQUIRED
                                                  -------------  -----------  ---------------  ----------
BOYLSTON DOWNTOWN L.P.
Residential Apartments
Boston, Massachusetts                                8,743,475    10,855,475         174,457    June 1995
NORTH BEACON L.P.
Residential Units
Boston, Massachusetts                                3,815,199     4,751,199          77,707    June 1995
REDWOOD HILLS L.P.
Residential Units
Worcester, Massachusetts                             4,877,260     6,077,260          98,203    June 1995
EAST HAMPTON L.P.
Strip Shopping Mall
East Hampton, Connecticut                            2,415,156     2,809,167         658,825   Sept. 1984
TIMPANY PLAZA L.P.
Shopping Mall
Gardner, Massachusetts                               5,012,878     5,391,003       1,983,272   Sept. 1985
LEWISTON MALL L.P. (A)
Shopping Mall
Lewiston, Maine                                      3,948,911     4,991,970               0    Feb. 1989
LINHART L.P.
Residential/Commercial
Newton, Massachusetts                                1,611,159     1,996,159          58,637    Jan. 1995
                                                  -------------  -----------  ---------------
                                                   $55,497,567   $65,052,299   $  13,364,030
                                                  -------------  -----------  ---------------
                                                  -------------  -----------  ---------------

(A) Initial costs and carrying values are net of $3,250,000 impairment loss.
(1) The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2) Net of retirements, which are not significant.
(3) In 1995, rental properties were depreciated over the following estimated useful lives:

           ASSETS                 LIFE
                                 10-31
Buildings and Improvements       years
Other Categories of Assets     5-10 years

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTE 2 -- RENTAL PROPERTIES (CONTINUED)

    A reconciliation of rental properties and accumulated depreciation is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1995            1994            1993
                                                                   --------------  --------------  --------------
Rental Properties
  Balance, Beginning.............................................  $   37,753,503  $   36,605,219  $   34,684,216
  Additions
    Buildings, improvements and other assets.....................      33,334,751       1,676,564       1,980,737
                                                                   --------------  --------------  --------------
                                                                       71,088,254      38,281,783      36,664,953
                                                                   --------------  --------------  --------------
  Deduct:
    Write-off of retired or disposed assets......................       1,101,345         528,280          59,734
    Loss on impairment of rental properties......................       4,934,610        --              --
                                                                   --------------  --------------  --------------
                                                                        6,035,955         528,280          59,734
                                                                   --------------  --------------  --------------
  Balance, Ending................................................  $   65,052,299  $   37,753,503  $   36,605,219
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Accumulated Depreciation
  Balance, Beginning.............................................  $   13,971,336  $   12,939,854  $   11,502,087
  Add:
    Depreciation for the year....................................       2,111,405       1,559,762       1,497,501
                                                                   --------------  --------------  --------------
                                                                       16,082,741      14,499,616      12,999,588
                                                                   --------------  --------------  --------------
  Deduct:
    Accumulated depreciation of retired or disposed assets.......       1,034,101         528,280          59,734
    Loss on impairment of rental properties......................       1,684,610        --              --
                                                                   --------------  --------------  --------------
                                                                        2,718,711         528,280          59,734
                                                                   --------------  --------------  --------------
  Balance, Ending................................................  $   13,364,030  $   13,971,336  $   12,939,854
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

NOTE 3 -- RELATED PARTY TRANSACTIONS
    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner (see Note 11). The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $522,842, $339,668, and $336,592 in 1995, 1994, and 1993 respectively. Advance rental payments and security deposits are held in escrow by the management company (see
Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1995, 1994, and 1993.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, contractors) to NERA. In 1995, 1994, and 1993 approximately $231,000, $130,000, and $146,000 was charged to NERA for legal, maintenance, and architectural services, and supervision of capital improvements. Approximately $50,000, $74,000, and $62,000 was capitalized in 1995, 1994, and 1993 in leasehold improvements, and the balance of $181,000, $56,000, and $84,000 was included in administrative expense. Additionally in 1995, 1994, and 1993, the Partnership paid to the management company $30,000, $30,000, and $26,050 respectively for accounting services previously provided by an outside company.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3 -- RELATED PARTY TRANSACTIONS (CONTINUED)
    The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1995, 1994, or 1993.

    Included in prepaid expenses and other assets were amounts due from related parties of $366,258 and $55,582 at December 31, 1995 and 1994 respectively, representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $105,924 and $39,430 at December 31, 1995 and December 31, 1994 respectively.

    See Note 9 for rental arrangements with the Timpany Plaza joint venture.

    As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.

    See Note 2 for fees paid to related parties by the sellers of the Partnerships' 1995 acquisitions.

NOTE 4 -- OTHER ASSETS
    The short-term investment, totalling $48,877 at December 31, 1995 and $45,555 at December 31, 1994, is carried at cost which approximates fair value. Such investment at December 31, 1995 is a 6.16% certificate of deposit maturing in February 1996. The issuer and amount of this investment is as follows:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------

Citizens Bank - Certificate of deposit.....................................................  $  48,877  $  45,555
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    Included in Prepaid Expenses and Other Assets at December 31, 1995, is approximately $980,000 held in escrow to pay for future capital improvements. (see Note 5).

    The carrying value of the Partnership's 50% interest in the Timpany Plaza Joint Venture, at equity, is $129,989 and $165,340 at December 31, 1995 and December 31, 1994 respectively.

    The Partnership owns a 10% ownership interest in these real estate partnerships accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. NERA recorded a $30,000 provision in 1990 representing the estimated liabilities allocable to NERA in those partnerships where NERA was a General Partner. No amounts were paid, and this amount was eliminated and included in Other Income in 1994. During the fourth quarter of 1995, the real estate owned by another partnership in which NERA had a 10% ownership interest was sold for less than the mortgage debt. Accordingly, NERA did not receive proceeds from this sale.

    The majority shareholder of the General Partner is also the majority owner of these partnerships (see Note 11). There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.

NOTE 5 -- MORTGAGES PAYABLE
    At December 31, 1995 and December 31, 1994 the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5 -- MORTGAGES PAYABLE (CONTINUED)
interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000, including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

    The Partnerships have pledged tenant leases as additional collateral for certain of their mortgages.

    Approximate annual maturities are as follows:

1996 - current maturities                $    527,000
1997                                          581,000
1998                                          634,000
1999                                          691,000
2000                                        7,334,000
Thereafter                                 43,305,000
                                         ------------
                                         $ 53,072,000
                                         ------------
                                         ------------

    At the inception of the new mortgages described in Note 2, escrow accounts of approximately $870,000 were established to fund projected capital improvements. Additional payments of approximately $34,000 are paid monthly. As the improvements are made, funds are used from these escrow accounts.

NOTE 6 -- ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS
    The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits. The funds are held in escrow by another entity owned by the majority shareholder of the General Partner (see Notes 3 and 11).

NOTE 7 -- PARTNERS' CAPITAL
    The Partnership has two categories of limited partners (Classes A and B) and one category of General Partner (General Partner). Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1% respectively of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.

    The Partnership declared distributions of $6.80 per unit in 1995, 1994, and 1993.

    The Partnership has entered into a deposit agreement with a bank to facilitate public trading of limited partners' interests in Class A units.

    Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income (loss) per Depositary Receipt:

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1995       1994       1993
                                                                                        ---------  ---------  ---------

Net Income (Loss) Per Depository Receipt..............................................  $   (1.62) $     .61  $     .64
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    In March 1993, the Partnership announced that it would offer to purchase Depositary Receipts from all holders of less than 100 Depositary Receipts. A total of 23,391 Depositary Receipts were

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 7 -- PARTNERS' CAPITAL (CONTINUED)
purchased at $5 per receipt. During 1994 and 1993, Class A, B, and General Partnership units were restored to the required percentage relationship mentioned above by the purchase of Class B units and General Partnership units at $50 per unit ($5 per Depositary Receipt).

NOTE 8 -- COMMITMENTS AND CONTINGENCIES
    From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NOTE 9 -- RENTAL INCOME
    In 1995, approximately 80% of rental income is related to residential apartment and condominium units with leases of one year or less. The remaining 20% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                    COMMERCIAL
                                     PROPERTY
                                      LEASES       LAND LEASES       TOTAL
                                   -------------  -------------  -------------

1996                               $   1,661,751  $     130,000  $   1,791,751
1997                                   1,501,705        130,000      1,631,705
1998                                   1,158,070        130,000      1,288,070
1999                                     839,630        130,000        969,630
2000                                     558,375        130,000        688,375
Thereafter                             1,557,106      1,496,000      3,053,106
                                   -------------  -------------  -------------
                                   $   7,276,637  $   2,146,000  $   9,422,637
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------

    In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. As part of this lease, the tenant, at its cost, demolished approximately one-third of the mall and replaced it with a new store of comparable size. The minimum fixed term of this lease is for 20 years which commenced with the opening of the new store in December 1989.

    The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at December 31, 1995 and 1994 is $158,000 and $137,500 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

    The ownership of this new building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

    Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was $28,904, $42,745, and $25,192 for the years ended 1995, 1994, and 1993 respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 9 -- RENTAL INCOME (CONTINUED)
    The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $730,613, $792,510, and $982,000 for the years ended December 31, 1995, 1994, and 1993 respectively.

NOTE 10 -- CASH FLOW INFORMATION
    During the years ended December 31, 1995, 1994, and 1993, cash paid for interest was $3,461,577, $1,670,695, and $1,605,329 respectively.

    In 1994, non-cash investing activities included $100,000 of building improvements contributed by utility companies (see Note 13).

NOTE 11 -- BANKRUPTCY OF RELATED PARTIES
    As described in Notes 3, 4, and 6, the Partnerships had transactions with and have interests in certain entities in which the majority shareholder of the General Partner is involved. Such shareholder had guaranteed certain notes receivable and had agreed to indemnify the Partnerships for losses incurred from certain partnerships in which NERA is a General Partner. During March 1991, this shareholder, the Partnerships' management company, and other related entities filed for protection from their creditors under Chapter 11 of the Federal Bankruptcy Code.

    In September 1992, the U.S. Bankruptcy Court confirmed a reorganization plan pursuant to which this shareholder was discharged of all liabilities, including all guarantees and indemnifications, and emerged from Chapter 11 proceedings.

    The management of the Partnership believes that the proceedings described above will not adversely affect the Partnerships' properties or operations.

NOTE 12 -- TAX BASIS
    Taxable income reportable by the Partners is different than book income because of accelerated depreciation, different tax lives for some properties, impairment losses, and the inclusion, for tax purposes, of the profits or losses realized on equity investments. Taxable income for the year ended December 31, 1995 is approximately $900,000 versus statement loss of $2,874,811. Cumulative tax basis at December 31, 1995 is approximately $1,200,000 more than the statement basis.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  THREE MONTHS ENDED,
                                      ---------------------------------------------------------------------------
                                        MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                          1995           1995           1995            1995           TOTAL
                                      -------------  -------------  -------------  --------------  --------------
Revenues............................  $   2,278,487  $   2,309,046   $ 3,861,853   $    4,010,092  $   12,459,478
Expenses............................      2,037,076      2,218,689     3,779,525        7,540,275      15,575,565
                                      -------------  -------------  -------------  --------------  --------------
Income (Loss) from Operations.......        241,411         90,357        82,328       (3,530,183)     (3,116,087)
Other Income........................         20,848         13,027        83,144          124,257         241,276
                                      -------------  -------------  -------------  --------------  --------------
Net Income (Loss)...................  $     262,259  $     103,384   $   165,472   $   (3,405,926) $   (2,874,811)
                                      -------------  -------------  -------------  --------------  --------------
                                      -------------  -------------  -------------  --------------  --------------
Net Income (Loss) per Unit..........  $        1.48  $         .58   $       .93   $       (19.22) $       (16.23)
Net Income (Loss) per Depositary
 Receipt............................  $         .15  $         .06   $       .09   $        (1.92) $        (1.62)

                                                                  THREE MONTHS ENDED,
                                       --------------------------------------------------------------------------
                                         MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                                           1994           1994           1994           1994           TOTAL
                                       -------------  -------------  -------------  -------------  --------------
Revenues.............................  $   2,064,927  $   2,045,882   $ 2,137,118   $   2,258,268  $    8,506,195
Expenses.............................      1,901,050      1,935,447     1,884,252       1,937,466       7,658,215
                                       -------------  -------------  -------------  -------------  --------------
Income from Operations...............        163,877        110,435       252,866         320,802         847,980
Other Income.........................         20,645         27,459        17,423         159,044         224,571
                                       -------------  -------------  -------------  -------------  --------------
Net Income...........................  $     184,522  $     137,894   $   270,289   $     479,846  $    1,072,551
                                       -------------  -------------  -------------  -------------  --------------
                                       -------------  -------------  -------------  -------------  --------------
Net Income per Unit..................  $        1.04  $         .78   $      1.52   $        2.71  $         6.05
Net Income per Depositary Receipt....  $         .11  $         .08   $       .15   $         .27  $          .61

    See Note 2 regarding the impairment loss recorded in the fourth quarter of 1995.

    Included in Other Income in the fourth quarter of 1994 is $100,000 representing the approximate fair value of insulation and other energy saving devices installed in residential properties by utility companies at no cost to the Partnership. Statement of Financial Accounting Standards No. 116 (FASB 116) requires that contributions received shall be recognized as revenues or gain in the period received and as assets. These building improvements will be depreciated over their expected useful lives.

    During the fourth quarter of 1993, the Partnership revised its estimate of income and recorded approximately $132,000 of reimbursable real estate taxes, common area maintenance, and other reimbursable expenses applicable to earlier quarters during the year.

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT                                        PAGE
- -----------  ---------------------------------------------------------------------------------------------  ---------

        (3)  -- Second Amended and Restated Contract of Limited Partnership1                                   --
     (4)(a)  -- Specimen certificate representing Depositary Receipts2                                         --
        (b)  -- Description of rights of holders of Partnership securities*                                    --
        (c)  --  Deposit  Agreement, dated  August 12,  1987, between  the General  Partner and  the First
                National Bank of Boston3                                                                       --
       (10)  -- Purchase and  Sale Agreement by  and between Sally  A. Starr and  Lisa Brown, Trustees  of
                Omnibus Realty Trust, a nominee trust.4                                                        --
       (21)  -- Subsidiaries of the Partnership.5                                                              --
       (27)  -- Financial Data Schedule of Partnership                                                           F-17

- ------------------------
1 Incorporated  by  reference  to  Exhibit  A  to  the  Partnership's  Statement
  Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
2 Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership's Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
3 Incorporated  herein  by  reference  to  Exhibit  2(b)  to  the  Partnership's
  Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
4 Incorporated by reference to Exhibit 2.1 to the Partnerships Current Report on
  Form 8-K, filed under the Securities Exchange Act of 1934 on July 14, 1995.
5 Incorporated by reference to Note 2 to Financial Statements included as part of this Form 10-K.