Form 10-Q
period 1996-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1996-05-15
CIK 746514

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ------------

                                   FORM 10-Q

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996 OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



                       Commission file number 0-12138


Net England Realty Associates Limited Partnership
(Exact Name of Registrant as Specified in Its Charter)


Massachusetts                                            04-2619298
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


39 Brighton Avenue, Allston, Massachusetts                  02134
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code      (617) 783-0039


Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)



     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                        Page No.
Item 1.    Financial Statements.

           Balance Sheets - March 31, 1996
           and March 31, 1995                                               1


           Statements of Operations - Three Months
           Ended March 31, 1996
           and March 31, 1995                                               2

           Statements of Cash Flows - Three Months
           Ended March 31, 1996 and
           March 31, 1995                                                   3


           Notes to Financial Statements                                    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    15

                         PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Exhibit 27 Summary of Financial Data

SIGNATURES

CONSOLIDATED BALANCE SHEETS


NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                                  March 31,       December 31,
                                                    1996              1995
                                                 (Unaudited)
                                                 -----------      ------------
ASSETS

Rental Properties. . . . . . . . . . . . . . .   $51,312,772       $51,688,269
Cash and Cash Equivalents. . . . . . . . . . .     2,936,678         2,706,124
Short-term Investments . . . . . . . . . . . .        49,583            48,877
Rents Receivable . . . . . . . . . . . . . . .       683,715           684,409
Real Estate Tax Escrows. . . . . . . . . . . .       470,135           538,945
Prepaid Expenses and Other Assets. . . . . . .     1,880,314         1,933,472
Investment in Joint Venture. . . . . . . . . .       124,929           129,989
Financing and Leasing Fees . . . . . . . . . .     1,922,275         2,020,885
                                                 -----------      ------------
  TOTAL ASSETS                                   $59,380,401       $59,750,970
                                                 -----------      ------------
                                                 -----------      ------------

LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable. . . . . . . . . . . . . . .   $52,942,897       $53,072,037
Accounts Payable and Accrued Expenses. . . . .       766,623           804,865
Advance Rental Payments and Security
  Deposits . . . . . . . . . . . . . . . . . .     1,535,843         1,550,666
                                                 -----------      ------------
  Total Liabilities. . . . . . . . . . . . . .    55,245,363        55,427,568


Commitments and Contingent Liabilities
  (Notes 8 and 11) . . . . . . . . . . . . . .

Partners' Capital:
  177,152 units outstanding in 1996
  and 1995 . . . . . . . . . . . . . . . . . .     4,135,038         4,323,402
                                                 -----------      ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL          $59,380,401       $59,750,970
                                                 -----------      ------------
                                                 -----------      ------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                                    Three Months Ended
                                                         March 31,
                                                        (Unaudited)
                                                    1996          1995
                                                 ----------    ----------
Revenues:
  Rental income . . . . . . . . . . . . . . .    $4,174,415    $2,244,234
  Laundry and sundry income . . . . . . . . .        61,049        34,253
                                                 ----------    ----------
                                                  4,235,464     2,278,487
                                                 ----------    ----------
Expenses:
  Administrative. . . . . . . . . . . . . . .       170,143       143,609
  Depreciation and amortization . . . . . . .       690,966       421,288
  Interest. . . . . . . . . . . . . . . . . .     1,167,162       480,256
  Management fees . . . . . . . . . . . . . .       180,412       102,201
  Operating . . . . . . . . . . . . . . . . .       651,582       279,797
  Renting . . . . . . . . . . . . . . . . . .        14,933        29,949
  Repairs and maintenance . . . . . . . . . .       546,713       322,999
  Taxes and insurance . . . . . . . . . . . .       459,819       256,977
                                                 ----------    ----------
                                                  3,881,730     2,037,076
                                                 ----------    ----------
Income from Operations. . . . . . . . . . . .       353,734       241,411
                                                 ----------    ----------
Other Income:
  Interest income . . . . . . . . . . . . . .        52,961        11,248
  Income from investments in partnerships
    and joint venture . . . . . . . . . . . .         6,307         9,600
                                                 ----------    ----------
                                                     59,268        20,848
                                                 ----------    ----------
Net Income. . . . . . . . . . . . . . . . . .    $  413,002    $  262,259
                                                 ----------    ----------
                                                 ----------    ----------

Net Income per Unit . . . . . . . . . . . . .    $     2.33    $     1.48
                                                 ----------    ----------
                                                 ----------    ----------
Weighted Average Number of Units
  Outstanding . . . . . . . . . . . . . . . .       177,152       177,152
                                                 ----------    ----------
                                                 ----------    ----------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


                                                     Three Months Ended
                                                          March 31,
                                                         (Unaudited)
                                                       1996        1995*
                                                   ----------    ----------
Cash Flows from Operating Activities:
 Net income                                        $  413,002    $  262,259
                                                   ----------    ----------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                      690,966       421,288
   (Income) from investments in
    partnerships and joint venture                     (6,307)       (9,600)
   Decrease (Increase) in rents receivable                695        77,742
   (Increase) in financing and
    leasing fees                                       (9,467)      (27,108)
   (Decrease) in accounts payable
    and accrued expenses                              (38,242)       (9,711)
   (Increase) Decrease in real estate
    tax escrows                                        68,810       (18,756)
   (Increase) Decrease in prepaid
    expenses and other assets                          53,158        (1,865)
   Increase (Decrease) in advance rental
    payments and security deposits                    (14,823)       33,097
                                                   ----------    ----------
   Total Adjustments                                  744,790       465,087
                                                   ----------    ----------
   Net cash provided by
    operating activities                            1,157,792       727,346
                                                   ----------    ----------
Cash Flows from Investing Activities:
 Distribution from the joint venture                   11,367        17,743
 Payment for purchase and improvement
  of rental properties                               (207,393)     (194,603)
 Purchase of short-term investments                      (706)         (846)
                                                   ----------    ----------
Net cash (used in)
    investing activities                             (196,732)     (177,706)
                                                   ----------    ----------



See notes to consolidated financial statements.

*Certain items have been re-classified for comparative purposes.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


                                                     Three Months Ended
                                                          March 31,
                                                         (Unaudited)
                                                      1996          1995
                                                   ----------    ----------
Cash Flows from Financing Activities:
 Principal payments and early
  repayment of mortgages payable                     (129,140)      (83,259)
 Distributions to partners                           (601,366)     (598,366)
                                                   ----------    ----------
   Net cash (used in) financing activities           (730,506)     (681,625)
                                                   ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                    230,554      (131,985)
Cash and Cash Equivalents, Beginning                2,706,124       996,353
                                                   ----------    ----------
Cash and Cash Equivalents, Ending                  $2,936,678    $  864,368
                                                   ----------    ----------
                                                   ----------    ----------






See notes to consolidated financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

(Unaudited)

                                                 Partners' Capital
                                  -------------------------------------------------
                                          Limited             General
                                  ------------------------    -------
                                   Class A       Class B      Class C      Total
                                  ----------    ----------    -------    ----------
Balance, January 1, 1995          $6,717,849    $1,598,946    $84,184    $8,400,979

Distributions to Partners           (478,693)     (113,690)    (5,983)     (598,366)

Net Income                           209,807        49,829      2,623       262,259
                                  ----------    ----------    -------    ----------
Balance, March 31, 1995           $6,448,963    $1,535,085    $80,824    $8,064,872
                                  ----------    ----------    -------    ----------
                                  ----------    ----------    -------    ----------
Units authorized and issued,
  net of 3,073 Treasury Units,
  at March 31, 1995                  141,722        33,659      1,265       177,152
                                  ----------    ----------    -------    ----------
                                  ----------    ----------    -------    ----------
Balance, January 1, 1996          $3,455,787    $  824,206    $43,409    $4,323,402

Distributions to Partners           (481,093)     (114,260)    (6,013)     (601,366)

Net Income                           330,402        78,470      4,130       413,002
                                  ----------    ----------    -------    ----------
Balance, March 31, 1996           $3,305,096    $  788,416    $41,526    $4,135,038
                                  ----------    ----------    -------    ----------
                                  ----------    ----------    -------    ----------
Units authorized and issued,
  net of 3,073 Treasury Units
  at March 31, 1996                  141,722        33,659      1,265       177,152
                                  ----------    ----------    -------    ----------
                                  ----------    ----------    -------    ----------

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the new mortgages referred to in Note 5 a substantial number of NERA's properties were restructured into separate limited partnerships. The financial statements for prior periods are unchanged.


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

Accounting Estimates: The preparation of the financial statements is in accordance with generally accepted accounting principles (GAAP), requiring management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

Revenue Recognition: Certain leases of the commercial properties provide for increasing stepped minimum rents which are accounted for on a straight-line basis over the term of the lease.

Rental Properties: Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Rental properties are depreciated on the straight-line method over their estimated useful lives. In the event that facts and circumstances indicate that the carrying value of rental properties may be impaired, an analysis of recoverability is performed. The estimated future undiscounted cash flows are compared to the assets's carrying value to determine if a write-down to fair value or discounted cash flow value is required. This policy was adopted in 1995. Previously, impairment was considered on a case by case basis. See Note 2 for the effect of this accounting change.

Financing and Leasing Fees: Financing fees are capitalized and amortized using the interest method over the life of the related mortgages. Leasing fees are capitalized and amortized on a straight line basis over the life of the related lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes: The financial statements have been prepared under the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes on income has been recorded.

Cash Equivalents: The Partnerships consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Short-Term Investments: The Partnerships consider short-term investments to be any bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value.

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1996 or 1995. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At March 31, 1996, approximately $2,500,000 of cash and cash equivalents exceeded federally insured amounts of which approximately $2,086,000 was invested in a money market fund invested in U.S. Government securities.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                              March 31,          December 31,        Useful
                                1996                 1995             Life
                          ---------------     ----------------   --------------
Land                      $  9,554,732        $  9,554,732            --
Buildings                   42,988,784          42,988,784        25-31 years
Building improvements        9,526,532           9,437,144        15-31 years
Kitchen cabinets             1,138,973           1,089,407         5-10 years
Carpets                      1,078,166           1,028,473         5-10 years
Air conditioning                87,745              87,745         7-10 years
Land improvements              422,646             422,646        10-31 years
Laundry equipment               48,252              46,994          5-7 years
Elevators                       16,842              16,842           20 years
Swimming pools                  42,450              42,450           10 years
Equipment                      175,984             166,132          5-7 years
Motor vehicles                  46,704              46,704            5 years
Fences                          22,229              22,229         5-10 years
Furniture and fixtures         103,429              95,793          5-7 years
Smoke alarms                     6,224               6,224          5-7 years
                          ---------------     ----------------
                            65,259,692          65,052,299
Less accumulated
  depreciation              13,946,920          13,364,030
                          ---------------     ----------------
                          $ 51,312,772        $ 51,688,269
                          ---------------     ----------------
                          ---------------     ----------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 2--RENTAL PROPERTIES (CONTINUED)

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

Included in rental properties at March 31, 1996 is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units and 29 parking spaces for a total purchase price of $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's general partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction. To facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's general partner, loaned the Partnership $1,175,000 in December 1994. In May 1995, the Partnership refinanced this property and obtained a $1,329,000 mortgage payable in 10 years with interest at 9.25%, and paid off the existing loan of $1,175,000 to the management company. Total interest paid on this loan was $38,073 (at an interest rate of 8.5%).

In 1995, the Partnership sold two condominiums located in Stoneham and Boston Massachusetts. The gain of $152,463 is included in net income for the year ended December 31, 1995.

In the fourth quarter of 1995, the Partnerships recorded a special charge of $3,250,000 relating to the early adoption of Statement of Financial Accounting Standards No. 121 (FAS 121) on accounting for the impairment of long-lived assets effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 1995, the Lewiston Mall with a carrying value of approximately $8,200,000 was remortgaged for $2,933,000. As part of this refinancing, the lender obtained an appraisal of $5,000,000. A further analysis of estimated future cash flows as required by FAS 121 indicated this change. The carrying value of the Lewiston Mall has been reduced to the net present value of expected future cash flows, which approximates the aforementioned appraisal. Similar analysis of the other properties did not result in impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner (see Note 11). The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $180,412, and $102,201 for the three months ended March 31, 1996 and 1995, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1996 and 1995.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, contractors) to NERA. During the three months ended March 31, 1996 and 1995 approximately $66,000, and $30,000 was charged to NERA for legal, maintenance, architectural services, and supervision of capital improvements. Approximately $14,000 was capitalized during the three months ended March 31, 1996, in leasehold improvements, and the balance of approximately $52,000, was included in administrative expense. Additionally in 1995, the Partnership paid to the management company $30,000 for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1996 or 1995.

Included in prepaid expenses and other assets were amounts due from related parties of $352,792 at March 31, 1996 and $366,258 at December 31, 1995,
representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $105,924 at March 31, 1996 and December 31, 1995.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 4--OTHER ASSETS

The short term investment totalling $49,583 at March 31, 1996 and $48,877 at December 31, 1995 is carried at cost which approximates fair value. Such investment at March 31, 1996 is a 5.07% certificate of deposit maturing in February 1997. The issuer and amount of this investment is as follows:


                                                   March 31,    December 31,
                                                     1996           1995
                                                   ---------    ------------
Citizens Bank - Certificate of deposit. . . . .      49,583         48,877
                                                   ---------    ------------
                                                    $49,583        $48,877
                                                   ---------    ------------
                                                   ---------    ------------

The carrying value of the Partnership's 50% interest in the Timpany Plaza Joint Venture, at equity, is $124,929 at March 31, 1996 and $129,989 at December 31, 1995.

The Partnership owns a 10% ownership interest in three real estate partnerships accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. During the fourth quarter of 1995, the real estate owned by another partnership in which NERA had a 10% ownership interest was sold for less than the mortgage debt. Accordingly, NERA did not receive proceeds from this sale.

The majority shareholder of the General Partner is also the majority owner of these partnerships (see Note 11). There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.

NOTE 5--MORTGAGES PAYABLE

At March 31, 1996 and December 31, 1995 the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000, including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 5--MORTGAGE PAYABLE (CONTINUED)

The Partnerships have pledged tenant leases as additional collateral for certain of their mortgages.

Approximate annual maturities are as follows:

1997 - current maturities         $   538,425
1998                                  593,814
1999                                  647,514
2000                                  706,109
2001                                  770,050
Thereafter                         49,686,985
                                  -----------
                                  $52,942,897
                                  -----------
                                  -----------

NOTE 6--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment and security deposits. The funds are held in escrow by another entity owned by the majority shareholder of the General Partner (See Notes 3 and 11).

NOTE 7--PARTNERS' CAPITAL

The Partnership has two categories of limited partners (Classes A and B) and one category of General Partner (General Partner). Under the terms of the Partnership Agreement, Classes B units and General Partnership units must represent 19% and 1% respectively of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.


The Partnership declared distributions of $3.40 per unit in the first quarters of 1996 and 1995.

The Partnership has entered into a deposit agreement with a bank to facilitate public trading of limited partners' interest in Class A units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 7--PARTNERS' CAPITAL (CONTINUED)

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information of the net income per Depositary Receipt:

                                       Three Months Ended
                                            March 31,
                                        1996        1995
                                        ----        ----
Net Income Per Depository Receipt       $.23        $.15
                                        ----        ----
                                        ----        ----

NOTE 8--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NOTE 9--RENTAL INCOME

In 1996, approximately 82% of rental income is related to residential apartment and condominium units with leases of one year or less. The remaining 18% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                   Commercial
                    Property
                     Leases        Land Leases       Total
                   -----------     -----------    -----------
1997               $ 1,696,875     $  130,000     $ 1,826,875
1998                 1,666,680        130,000       1,796,680
1999                 1,478,514        130,000       1,608,514
2000                 1,229,596        130,000       1,359,596
2001                   927,143        130,000       1,057,143
Thereafter           5,205,824      1,377,833       6,583,657
                   -----------     ----------     -----------
                   $12,204,632     $2,027,833     $14,232,465
                   -----------     ----------     -----------
                   -----------     ----------     -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 9--RENTAL INCOME (CONTINUED)


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

The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at March 31, 1996 and December 31, 1995 is $192,250 and $158,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this new building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was $6,307 and $9,600, for the three months ended March 31, 1996 and 1995 respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $195,000, and $170,000 for the three months ended March 31, 1996 and 1995 respectively.

NOTE 10--CASH FLOW INFORMATION

During the three months ended March 31, 1996 and 1995, cash paid for interest was $1,165,258, and $469,277 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 11--BANKRUPTCY OF RELATED PARTIES

As described in Notes 3, 4 and 6, the Partnerships had transactions with and have interests in certain entities in which the majority shareholder of the General Partner is involved. Such shareholder had guaranteed certain notes receivable and had agreed to indemnify the Partnerships for losses incurred from certain partnerships in which NERA is a General Partner. During March 1991, this shareholder, the Partnerships' management company,and other related entities filed for protection from their creditors under Chapter 11 of the Federal Bankruptcy Code.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations


     Income from operations for the three months ended March 31, 1996 was approximately $354,000, compared to approximately $241,000 for the same period in 1995, an increase of approximately $113,000. Net cash provided by operations for the three months ended March 31, 1996 was approximately $1,158,000 compared to approximately $727,000 during the same period in 1995, an increase of approximately $431,000. This increase is due to the increase in income from operations as well as decreases in real estate tax escrow accounts and prepaid expenses.

     Rental income during the three months ended March 31, 1996 was approximately $4,174,000 compared to approximately $2,244,000 for the same period in 1995, an increase of approximately $1,930,000. This increase is due to rental income of approximately $1,790,000 from the five properties acquired during the latter part of 1995. Rental income from existing properties increased approximately $120,000. The increase in the existing properties reflects an increase in rental income from the Lewiston Mall Shopping Center as a result of a settlement received from a tenant due to an early lease termination of such tenant's lease. The net proceeds from this settlement was approximately $85,000. The other increase in rental income was from the Timpany Plaza Shopping Center in the amount of $31,000 as a result of increases in percentage rents and real estate taxes.

     Expenses for the three months ended March 31, 1996 were approximately $3,882,000 compared to approximately $2,037,000 for the same period in 1995, an increase of approximately $1,845,000. The majority of this increase represents the costs associated with the newly acquired properties. Interest expense increased approximately $687,000 due to a higher level of debt, and depreciation and amortization increased approximately $270,000 due to the increase in rental properties. The operating expenses of the existing properties remained relatively stable in the first quarter of 1996 compared to the first quarter of 1995.

     Interest income for the three months ended March 31, 1996 was approximately $53,000 compared to approximately $11,000 for the same period in 1995, an increase of approximately $42,000. This increase represents the receipt of $19,790 during the first quarter of 1996 from interest on the deposit held in escrow related to the newly acquired properties. In addition, there was an increase in funds available for investment during the first quarter of 1996 compared to 1995.

     During the year ended December 31, 1995, the Partnership sold two condominium units for a total gain of approximately $152,000.

     The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of approximately $84,000. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets.

     The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was approximately $6,300 for the first quarter of 1996 compared to income of approximately $9,600 for the first quarter of 1995.

     In March 1996, a major tenant in the Timpany Plaza Shopping Center filed for bankruptcy under Chapter 11. This tenant paid approximately $347,000 of rent in 1995 and was current through May 1996. The tenant is considering keeping the space in the mall thru the end of the year.

     As a result of the changes discussed above, net income for the three months ended March 31, 1996 was $413,002 compared to $262,259 for the same period in 1995, an increase of $150,743.

Liquidity and Capital Resources

     The Partnership's principal source of cash during 1996 and 1995 was the collection of rents and the refinancing of Partnership properties. The majority of cash and cash equivalents of $2,936,678 at March 31, 1996 and $2,706,124 at December 31, 1995 is invested in a U.S. government money market account.

     The Partnership believes it strengthened its portfolio by making significant acquisitions of residential and mixed-use properties in 1995. During 1995, the Partnership acquired six properties for a total purchase price of approximately $32,123,000. The acquisitions were financed by $23,956,000 of new mortgages on the acquired properties. Additional funds of $22,446,000 were provided by obtaining 13 mortgages on refinanced or debt-free properties.

Approximately $10,900,000 of this amount was used to repay existing mortgages and approximately $11,546,000 was used in the acquisition of the above properties. In connection with these mortgages, the lender required that separate escrow accounts totaling approximately $870,000 be established to fund capital improvements at the properties. The Partnership is also required by the lender to make additional monthly payments of approximately $34,000 to fund these escrow accounts. These monthly payments to these escrow accounts are in addition to the monthly mortgage payments. In connection with these new mortgages, a substantial number of the Partnership's properties were restructured into separate Subsidiary Partnerships.

     During the first quarter of 1996, the Partnership and its Subsidiary Partnerships completed approximately $208,000 of capital improvements to their properties. These improvements were funded from the aforementioned escrow accounts and cash reserves. The most significant improvements were made at the Westgate Woburn Apartments in Woburn, Massachusetts for a total cost of approximately $71,000. Additional capital improvements of approximately $24,000, $21,000, and $20,000 were made to apartments at the Courtyard on North Beacon, 62 Boylston Street, and Redwood Hills properties, respectively.

     In 1996, the Partnership and its Subsidiary Partnerships anticipate investing approximately $1,400,000 in capital improvements in the residential and commercial properties. These improvements will be funded from escrow accounts as well as from cash reserves.

     The Partnership anticipates that available cash and interest-bearing investments, collection of rents, and proceeds from the sale and refinancing of Partnership properties will be sufficient to finance current improvements to its properties. As a result of the sale of properties, unanticipated increases in expenses, or a loss of a significant tenant, the Partnership's net income and cash flow may fluctuate dramatically from year to year.

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

     The Partnership paid a distribution of $3.40 per Partnership unit ($0.34 per depository receipt) during the first quarters of 1996 and 1995.

                          PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits.

             Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K.

             No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1996


                                       NEW ENGLAND REALTY ASSOCIATES
                                       LIMITED PARTNERSHIP

                                       By:  NEWREAL, INC.,
                                            its General Partner*


                                       By:  /s/ Ronald Brown
                                            ----------------------------------
                                            Ronald Brown, President


                                       By:  /s/ Harold Brown
                                            ----------------------------------
                                            Harold Brown, Treasurer



                                       * Functional equivalent of Chief
                                         Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer.