Form 10-Q
period 1996-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1996-08-14
CIK 746514

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                 -------------------

                                      FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996  OR

- ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                            Commission file number 0-12138

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS                                         04-2619298
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

39 BRIGHTON AVENUE, ALLSTON, MASSACHUSETTS                   02134
(Address of Principal Executive Offices)                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (617) 783-0039

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since LastReport)

    Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                               ------------    ------------

                                        INDEX

                            PART I - FINANCIAL INFORMATION


                                                                       PAGE NO.
Item 1.       Financial Statements.

              Balance Sheets - June 30, 1996
              and June 30, 1995                                            3

              Statements of Operations - Six Months
              Ended June 30,1996
              and June 30, 1995                                            4

              Statements of Cash Flows - Six Months
              Ended June 30, 1996 and
              June 30, 1995                                                5

              Notes to Financial Statements                                8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  17

                             PART II - OTHER INFORMATION

Item 5.       Other Information                                           21


SIGNATURES                                                                22

                        PART I - FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEETS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


                                                            June 30,                   December 31,
                                                              1996                         1995
                                                          (Unaudited)
                                                          -----------                  ------------
ASSETS
Rental Properties                                        $ 51,142,114                  $ 51,688,269
Cash and Cash Equivalents                                   3,247,474                     2,706,124
Short-term Investments                                         50,214                        48,877
Rents Receivable                                              753,890                       684,409
Real Estate Tax Escrows                                       474,941                       538,945
Prepaid Expenses and Other Assets                           1,863,875                     1,933,472
Investment in Joint Venture                                   117,476                       129,989
Financing and Leasing Fees                                  1,839,132                     2,020,885
                                                         ------------                  ------------

    TOTAL ASSETS                                         $ 59,489,116                  $ 59,750,970
                                                         ------------                  ------------
                                                         ------------                  ------------

LIABILITIES AND PARTNERS` CAPITAL

Mortgages Payable                                        $ 52,811,010                  $ 53,072,037
Accounts Payable and Accrued
    Expenses                                                  653,454                       804,865
Advance Rental Payments and Security
    Deposits                                                1,566,302                     1,550,666
                                                         ------------                  ------------

    Total Liabilities                                      55,030,766                    55,427,568

Commitments and Contingent
    Liabilities (Notes 9 and 12)

Partners' Capital:
    177,152 units outstanding in 1996
    and 1995                                                4,458,350                     4,323,402
                                                         ------------                  ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $ 59,489,116                  $ 59,750,970
                                                         ------------                  ------------
                                                         ------------                  ------------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


                                                         Three Months Ended                             Six Months Ended
                                                               June 30,                                      June 30,
                                                        1996                1995                     1996                1995
                                                              (Unaudited)                                   (Unaudited)
                                                       --------------------------                   --------------------------
Revenues:
    Rental income                               $ 4,139,699         $ 2,274,773              $ 8,314,114         $ 4,519,007
    Laundry & sundry income                          47,972              34,273                  109,021              68,526
                                                -----------         -----------              -----------         -----------
                                                  4,187,671           2,309,046                8,423,135           4,587,533
                                                -----------         -----------              -----------         -----------

Expenses:
    Administrative                                  229,642             171,080                  399,785             314,689
    Depreciation and amortization                   682,821             431,826                1,373,787             853,114
    Interest                                      1,212,447             580,526                2,379,609           1,060,782
    Management fees                                 172,609              96,652                  353,021             198,853
    Operating                                       409,547             191,010                1,061,129             470,807
    Renting                                          47,276              42,240                   62,209              72,189
    Repairs & maintenance                           685,896             422,013                1,232,609             745,012
    Taxes & insurance                               464,732             283,342                  924,551             540,319
                                                -----------         -----------              -----------         -----------

                                                  3,904,970           2,218,689                7,786,700           4,255,765
                                                -----------         -----------              -----------         -----------

Income from Operations                              282,701              90,357                  636,435             331,768
                                                -----------         -----------              -----------         -----------
     Other income(loss):
       Interest income                               35,294              13,775                   88,344              25,023
       Income(loss) from
        investment in the joint
        venture                                       5,228                (748)                  11,535               8,852

                                                     40,522              13,027                   99,879              33,875
                                                -----------         -----------              -----------         -----------

Net Income                                      $   323,223         $   103,384              $   736,314         $   365,643
                                                -----------         -----------              -----------         -----------
                                                -----------         -----------              -----------         -----------


Net Income per
    Unit                                        $      1.82         $       .58              $      4.16         $      2.06
                                                -----------         -----------              -----------         -----------
                                                -----------         -----------              -----------         -----------
Weighted Average Number
    of Units Outstanding                            177,152             177,152                  177,152             177,152
                                                -----------         -----------              -----------         -----------
                                                -----------         -----------              -----------         -----------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


                                                                            Six Months Ended
                                                                                 June 30,
                                                                               (Unaudited)
                                                                    1996                        1995*

                                                           -------------               -------------

Cash Flows from Operating Activities:
    Net income                                            $   736,314                   $   365,643
                                                           -------------               -------------
    Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                          1,373,787                       853,114
     (Income) on investments in
     partnerships and joint venture                           (11,535)                       (8,852)
     Decrease(Increase) in rents receivable                   (69,481)                       55,041
     (Increase) in financing and leasing fees                 (26,255)                     (518,108)
     (Decrease) in accounts payable and
     accrued expenses                                        (151,411)                     (239,889)
     Decrease(Increase) in real estate tax escrows             64,004                      (129,710)
     Decrease(Increase)in prepaid expenses
     and other assets                                          69,597                    (1,308,356)
     Increase in advance rental payments and
     security deposits                                         15,636                        29,970
                                                           -------------               -------------

    Total Adjustments                                       1,264,342                    (1,266,790)
                                                           -------------               -------------
    Net cash provided by (used in)
    operating activities                                    2,000,656                      (901,147)
                                                           -------------               -------------

Cash Flows from Investing Activities:
 Distribution from the joint venture                           24,048                        32,773
 Payment for purchase and improvement
    of rental properties                                     (619,624)                  (30,372,784)
 Purchase of short-term investments                            (1,337)                       (1,844)
                                                           -------------               -------------
Net cash (used in)
    investing activities                                     (596,913)                  (30,341,855)
                                                           -------------               -------------


See notes to consolidated financial statements.

*Certain items have been re-classified for comparative purposes.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES



                                                                             Six Months Ended
                                                                                 June 30,
                                                                               (Unaudited)
                                                                1996                        1995
                                                           -------------               -------------
Cash Flows from Financing Activities:
 Principal payments and early
    repayment of mortgages payable                           (261,027)                  (3,256,125)
 Distributions to partners                                   (601,366)                    (598,366)
 Proceeds from refinancing of
    Partnership properties                                          -                   13,450,000
 Decrease in notes payable to related party                         -                   (1,175,000)
 Increase in mortgages payable                                      -                   22,627,000
                                                           -------------               -------------

    Net cash (used in) provided by
       financing activities                                  (862,393)                  31,047,509
                                                           -------------               -------------
Net Increase(Decrease) in Cash and
 Cash Equivalents                                             541,350                     (195,493)

Cash and Cash Equivalents, Beginning                        2,706,124                      996,353
                                                           -------------               -------------

Cash and Cash Equivalents, Ending                          $3,247,474                  $   800,860
                                                           -------------               -------------
                                                           -------------               -------------

See notes to consolidated financial statements.



STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

(Unaudited)

                                                                               Partners' Capital
                                                 ------------------------------------------------------------------------------

                                                              Limited                             General
                                                 -------------------------------------        ---------------
                                                     Class A                 Class B              Class C               Total
                                                 -------------             -----------        ---------------     -------------
Balance, January 1, 1995                        $ 6,717,849               $ 1,598,946         $   84,184         $ 8,400,979

Distributions to
 Partners                                          (478,693)                 (113,690)            (5,983)           (598,366)

Net Income                                          292,514                    69,472              3,657             365,643
                                                 -------------             -----------        ---------------     -------------


Balance, June 30, 1995                          $ 6,531,670               $ 1,554,728         $   81,858         $ 8,168,258
                                                 -------------             -----------        ---------------     -------------
                                                 -------------             -----------        ---------------     -------------
Units authorized and
 issued, net of 3,073
 Treasury Units, at
 June 30, 1995                                      141,722                    33,659              1,265             177,152
                                                 -------------             -----------        ---------------     -------------
                                                 -------------             -----------        ---------------     -------------


Balance, January 1, 1996                        $ 3,455,787               $   824,206         $   43,409         $ 4,323,402

Distributions to
 Partners                                          (481,093)                 (114,260)            (6,013)           (601,366)

Net Income                                          589,051                   139,900              7,363             736,314
                                                 -------------             -----------        ---------------     -------------

Balance, June 30, 1996                          $ 3,563,745               $   849,846         $   44,759         $ 4,458,350
                                                 -------------             -----------        ---------------     -------------
                                                 -------------             -----------        ---------------     -------------

Units authorized and
 issued, net of 3,073
 Treasury Units at
 June 30, 1996                                      141,722                    33,659              1,771             177,152
                                                 -------------             -----------        ---------------     -------------
                                                 -------------             -----------        ---------------     -------------



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiary partnerships own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the new mortgages referred to in Note 5, a substantial number of NERA's properties were restructured into separate subsidiary limited partnerships. The financial statements for prior periods are unchanged.

Principles of Consolidation: The consolidated financial statements include the accounts of NERA and its subsidiary limited partnerships. NERA has a 99.67% ownership interest in each of such subsidiary limited partnerships. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the joint venture on the equity method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes: The financial statements have been prepared under the basis that NERA and its subsidiary limited partnerships are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes on income has been recorded.

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

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1996 or 1995. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At June 30, 1996, approximately $2,798,000 of cash and cash equivalents exceeded federally insured amounts of which approximately $2,540,000 was invested in a money market fund invested in U.S. Goverment securities.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                                             June 30,              December 31,                      Useful
                                              1996                    1995                            Life
                                          -------------           -------------                   -------------
Land                                      $  9,554,732           $  9,554,732                              --
Buildings                                   42,988,784             42,988,784                     25-31 years
Building improvements                        9,820,052              9,437,144                     15-31 years
Kitchen cabinets                             1,195,768              1,089,407                      5-10 years
Carpets                                      1,109,094              1,028,473                      5-10 years
Air conditioning                                90,021                 87,745                      7-10 years
Land improvements                              434,382                422,646                     10-31 years
Laundry equipment                               51,234                 46,994                       5-7 years
Elevators                                       16,842                 16,842                        20 years
Swimming pools                                  42,450                 42,450                        10 years
Equipment                                      184,515                166,132                       5-7 years
Motor vehicles                                  46,704                 46,704                         5 years
Fences                                          22,229                 22,229                      5-10 years
Furniture and fixtures                         106,997                 95,793                       5-7 years
Smoke alarms                                     6,224                  6,224                       5-7 years
                                          -------------           -------------
                                            65,670,028             65,052,299
Less accumulated
 depreciation                               14,527,914             13,364,030
                                          -------------           -------------
                                          $ 51,142,114           $ 51,688,269
                                          -------------           -------------
                                          -------------           -------------


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

Included in rental properties at June 30, 1996 is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units and 29 parking spaces for a total purchase price of $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's general partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction. To facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's general partner, loaned the Partnership $1,175,000 in December 1994. In May 1995, the Partnership refinanced this property and obtained a $1,329,000 mortgage payable in 10 years with interest at 9.25%, and paid off the existing loan of $1,175,000 to the management company. Total interest paid on this loan was $38,073.

In 1995, the Partnership sold two condominiums located in Stoneham and Boston Massachusetts. The gain of $152,463 is included in net income for the year ended December 31, 1995.

In the fourth quarter of 1995, the Partnerships recorded a special charge of $3,250,000 relating to the early adoption of Statement of Financial Accounting Standards No. 121 (FAS 121) on accounting for the impairment of long-lived assets effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 1995, the Lewiston Mall with a carrying value of approximately $8,200,000 was remortgaged for $2,933,000. As part of this refinancing, the lender obtained an appraisal of $5,000,000. A further analysis of estimated future cash flows as required by FAS 121 indicated an impairment. The carrying value of the Lewiston Mall has been reduced to the net present value of expected future cash flows, which approximates the aforementioned appraisal. Similiar analysis of the other properties did not result in impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner (see Note 12). The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $353,021, and $198,853 for the six months ended June 30, 1996 and 1995, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1996 and 1995.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, contractors) to NERA. During the six months ended June 30, 1996 and 1995 approximately $142,000, and $42,000 was charged to NERA for legal, maintenance, and architectural services, and supervision of capital improvements. Approximately $40,000 was capitalized in leasehold improvements, approximately $73,000 is included in administrative expenses, and approximately $27,000 is included in repairs and maintenance expense during the six months ended June 30, 1996. Additionally in 1995, the Partnership paid to the management company $30,000 for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1996 or 1995.

Included in prepaid expenses and other assets were amounts due from related parties of $357,604 at June 30, 1996 and $366,258 at
December 31, 1995, representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $124,211 at June 30, 1996 and $105,924 at December 31, 1995.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 4--OTHER ASSETS

The short term investment totalling $50,214 at June 30, 1996 and $48,877 at December 31, 1995 is carried at cost which approximates fair value. Such investment at June 30, 1996 is a 5.07% certificate of deposit maturing in February 1997. The issuer and amount of this investment is as follows:

                                                 June 30,       December 31,
                                                    1996           1995
                                                -----------    -----------

Citizens Bank - Certificate of deposit               50,214         48,877
                                                -----------    -----------
                                                 $   50,214     $   48,877
                                                -----------    -----------
                                                -----------    -----------


The carrying value of the Partnership's 50% interest in the Timpany Plaza Joint Venture, at equity, is $117,476 at June 30, 1996 and $129,989 at December 31, 1995.

The Partnership owns a 10% ownership interest in three real estate partnerships accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. During the fourth quarter of 1995 the real estate owned by another partnership in which NERA had a 10% ownership interest was sold for less than the mortgage debt. Accordingly, NERA did not receive proceeds from this sale.

The majority shareholder of the General Partner is also the majority owner of these partnerships (see Note 12). There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.


NOTE 5--MORTGAGES PAYABLE

At June 30, 1996 and December 31, 1995 the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000, including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 5--MORTGAGES PAYABLE (CONTINUED)

The Partnerships have pledged tenant leases as additional collateral for certain of their mortgages.


Approximate annual maturities are as follows:

                   1997 - current maturities     $   550,200
                   1998                              606,803
                   1999                              661,687
                   2000                              721,575
                   2001                              786,928
                   Thereafter                     49,483,817
                                                  -----------
                                                  $52,811,010
                                                  -----------
                                                  -----------



NOTE 6--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment and security deposits. The funds are held in escrow by another entity owned by the majority shareholder of the General Partner (See Notes 3 and 12).


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

The Partnership declared distributions of $3.40 unit in the first quarters of 1996 and 1995.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 7--PARTNERS' CAPITAL (CONTINUED)

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information of the net income per Depositary Receipt:

                                                           Six Months Ended
                                                                June 30,
                                                            1996     1995
                                                            ----     ----

    Net Income Per Depositary Receipt                       $.42     $.21
                                                            ----     ----
                                                            ----     ----

NOTE 8--STOCK REPURCHASE PLAN

During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts may take place over a period of a year or more. The purchase price would be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of the repurchase. At June 30, 1996, no Depositary Receipts had been repurchased, however, on July 3, 1996, the Partnership repurchased 7,000 depositary receipts for a total cost of approximatley $47,000.


NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.


NOTE 10--RENTAL INCOME

In 1996, approximately 83% of rental income is related to residential apartment and condominium units with leases of one year or less. The remaining 17% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

              Commercial
               Property
                Leases             Land Leases             Total
             ------------          ------------        ------------

1997         $ 1,650,600          $  146,667           $ 1,797,267
1998           1,512,219             146,667             1,658,886
1999           1,203,527             146,667             1,350,194
2000             875,871             146,667             1,022,538
2001             596,985             146,667               743,652
Thereafter     1,981,932           1,173,336             3,155,268
             ------------          ------------        ------------

             $ 7,821,134          $1,906,671           $ 9,727,805
             ------------          ------------        ------------
             ------------          ------------        ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 10--RENTAL INCOME (CONTINUED)

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

The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at June 30, 1996 and December 31, 1995 is $171,750 and $158,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this new building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was approximately $11,500 and $8,900, for the six months ended June 30, 1996 and 1995 respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $486,000, and $401,000 for the six months ended June 30, 1996 and 1995 respectively.


NOTE 11--CASH FLOW INFORMATION

During the six months ended June 30, 1996 and 1995, cash paid for interest on debt was $2,327,771, and $1,114,582 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 12--BANKRUPTCY OF RELATED PARTIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Results of Operations

    Income from operations for the second quarter of 1996 was approximately $283,000, compared to approximately $90,000 for the same period in 1995, an increase of approximately $193,000. For the six months ended June 30, 1996, income from operations was approximately $636,000 compared to approximately $332,000 for the same period in 1995, an increase of approximately $304,000. Net cash provided by operations during the six months ended June 30, 1996 was approximately $2,001,000 compared to cash used in operations approximately $901,000 during the same period in 1995, a fluctuation of approximately $2,902,000. This significant increase in the source of funds is due to an increase in net income during the six months ended June 30, 1996 as well as the acquisition of six properties during the six months ended June 30, 1995. In connection with these 1995 acquisitions, the bank required that the Partnership fund real estate tax escrow accounts and insurance reserves for the newly acquired properties. In addition, nine properties were refinanced during the second quarter of 1995 and the prepaid financing fees, related to the refinancing also affected the Partnerships cash flow.

    Rental income during the second quarter of 1996 was approximately
$4,140,000 compared with approximately $2,275,000, for the same period in 1995, an increase of approximately $1,865,000. Rental income from the properties acquired in June 1995 represent approximately $1,836,000 of this increase. For the six months ended June 30, 1996, rental income was approximately $8,314,000 compared with approximately $4,519,000 for the same period in 1995, an increase of approximately $3,795,000. Rental income from the properties acquired in June 1995 represent approximately $3,625,000 of this increase. Rental income from the Partnership's existing residential and commercial properties remained relatively stable.

    Expenses for the second quarter of 1996 were approximately $3,905,000 compared to approximately $2,219,000 for the same period in 1995, an increase of approximately $1,686,000. This increase reflects an increase in interest expense of approximately $632,000 due to the higher level of debt from the new acquisitions and the refinancing of Partnership properties; an increase of approximately $263,000 in repairs and maintenance expenses to the new properties; an increase of approximately $219,000 in operating expenses due to additional heat, rubbish removal, water, sewer and other expenses associated with the acquisition of new properties; an increase in depreciation and amortization of approximately $251,000 due to the property acquisitions made in June 1995 which doubled the size of the Partnerships real estate holdings; an increase in taxes and insurance of approximately $181,000 due to the additional real estate taxes and insurance associated with the new acquisitions. The management fee has also increased approximately $76,000 which is directly related to the increase in rental income.

    Expenses for the first six months of 1996 were approximately $7,787,000 compared with approximately $4,256,000 for the same period in 1995, an increase of approximately $3,531,000. This represents an increase in interest expense of approximately $1,319,000; an increase in repairs and maintenance expenses of approximately $488,000; an increase in depreciation and amortization of approximately $521,000; an increase in the management fee of approximately $154,000; and an increase in operating expenses of approximately $590,000. The reason for these increases are discussed in the preceding paragraph.

    Interest income for the three months ended June 30, 1996 was approximately $35,000, compared to approximately $14,000 for the same period in 1995, an increase of approximately $21,000. Interest income for the six months ended June 30, 1996 was approximately $88,000, compared to approximately $25,000 for the same period in 1995, an increase of approximately $63,000.
These increases are due to the increase in cash available for investment as well as a slight increase in the interest rates.

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

    The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was approximately $5,000 for the second quarter of 1996 compared to a loss of approximately $1,000 for the second quarter of 1995, a fluctuation of approximately $6,000. For the six months ended June 30, 1996, the Partnership's share of income from the joint venture at Timpany Plaza Shopping Center was approximately $11,500 compared to approximately $8,900 for the same period in 1995, an increase of approximately $2,000. This represents an increase in rental income, primarily the common area maintenance charges in connection with the joint venture.

    In March 1996, a major tenant in the Timpany Plaza Shopping Center filed for bankruptcy under Chapter 11. This tenant paid approximately $347,000 of rent in 1995 and was current through August 1996. The tenant is considering keeping the space in the mall thru the end of the year.

    As a result of the changes discussed above, net income for the three months ended June 30, 1996 was $323,223 compared to $103,384 for the same period in 1995, an increase of $219,839.



Liquidity and Capital Resources

    The Partnership's principal source of cash during 1996 and 1995 has been the collection of rents and the refinancing of Partnership properties. The majority of cash and cash equivalents of $3,247,474 at June 30, 1996 and $2,706,124 at December 31, 1995 is invested in commercial paper and certificates of deposit maturing in less than 90 days. Additionally, the Partnership purchased a short term investment valued at $50,214 at June 30, 1996 and $48,877 at December 31, 1995. This investment is a certificate of deposit maturing in February 1997.

    The Partnership believes it strengthened its portfolio by making significant acquisitions of rental and mixed-use properties in 1995. During 1995, the Partnership acquired six properties for a total purchase price of approximately $32,123,000. The acquisitions were financed by $23,956,000 of new mortgages on the acquired properties. Additional funds of $22,446,000 were provided by obtaining 13 mortgages on refinanced or debt-free properties. Approximately $10,900,000 of this amount was used to repay existing mortgages and approximately $11,546,000 was used in the acquisition of the above properties. In connection with these mortgages, the lender required that separate escrow accounts totaling approximately $870,000 be established to fund capital improvements at the properties. The Partnership is also required by the lender to make additional monthly payments of approximately $34,000 to fund these escrow accounts. The monthly payments to these escrow accounts are in addition to the monthly mortgage payments. In connection with these new mortgages, a substantial number of the Partnership's properties were restructured into separate subsidiary Partnerships.

    During the second quarter of 1996, the Partnership announced a plan under which it may repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase plan may take place over a period of one year or more. The purchase price will be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of the repurchase. On July 3, 1996, the Partnership repurchased 7,000 shares for a total purchase price of approximately $47,000. Any funds pursuant to this program will come from cash reserves. Management believes this repurchase plan of up to $500,000 will not have a negative impact on liquidity and cash reserves and management believes that it will have adequate liquidity for reasonable anticipated needs.

    During the second quarter of 1996, the Partnership completed approximately $412,000 of capital improvements to its properties. These improvements were funded from cash reserves and escrow accounts. The most significant improvements were made at the Westgate Woburn Apartments in Woburn, Massachusetts for a total cost of approximately $83,000, as well as improvements of approximately $73,000 at the Redwood Hills Apartments in Worcester, Massachusetts; approximately $72,000 at the Courtyard On North Beacon Apartments in Brighton, Massachusetts; and approximately $32,000 at the Apartments at 1144 Commonwealth Avenue in Brighton, Massachusetts.

    The Partnership plans to invest an additional $800,000 in capital improvements in the residential and commercial properties this year. These improvements will be funded from cash reserves and escrow accounts.

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

    The Partnership paid a distribution of $3.40 per Partnership unit ($0.34 per depositary receipt) during each of the six months ended June 30, 1996 and 1995.

                             PART II - OTHER INFORMATION

ITEM 5.       Other Information.

                   On May 20, 1996, the Partnership authorized a plan to repurchase up to $500,000 of its Depository Receipts from existing holders of securities. The repurchase of such Depository Receipts may take place over a period of a year or more. The purchase price for each such Depository Receipt will be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of the repurchase. On July 3, 1996, the Partnership had recorded repurchases of 7,000 Depository Receipts for a total cost of approximately $47,000. Conditions of the Partnership's repurchase of Depository Receipts include the timing of purchases, volume of purchases, price, and use of a single broker.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 14, 1996

                                  NEW ENGLAND REALTY ASSOCIATES
                                  LIMITED PARTNERSHIP

                                  By:       NEWREAL, INC.,
                                            its General Partner*


                                  By:  /s/ Ronald Brown
                                     ---------------------------------
                                       Ronald Brown, President



                                 *Functional equivalent of Chief
                                  Executive Officer, Principal
                                  Financial Officer and Principal
                                  Accounting Officer.