Form 10-Q
period 1996-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1996-11-13
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------
                                   FORM 10-Q

(Mark One)

_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996 OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR (15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                 Commission file number 0-12138

New England Realty Associates Limited Partnership
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                                     04-2619298
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                                Identification No.

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

                         PART I - FINANCIAL INFORMATION


                                                                       Page No.

Item 1.    Financial Statements.

           Balance Sheets - September 30, 1996
           and September 30, 1995                                         3

           Statements of Operations - Three and Nine Months
           Ended September 30, 1996
           and September 30, 1995                                         4

           Statements of Cash Flows - Nine Months
           Ended September 30, 1996 and
           September 30, 1995                                             5

           Notes to Financial Statements                                  8


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     17


                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                               __


SIGNATURES                                                                22

EXHIBIT 27 Financial Data Schedule

CONSOLIDATED BALANCE SHEETS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


                                              September 30,  December 31,
                                                  1996           1995
                                               (Unaudited)
                                              ------------   ------------
ASSETS

Rental Properties                             $ 51,437,551   $ 51,688,269
Cash and Cash Equivalents                        2,614,550      2,706,124
Short-term Investments                              50,874         48,877
Rents Receivable                                   719,044        684,409
Real Estate Tax Escrows                            484,903        538,945
Prepaid Expenses and Other Assets                1,851,926      1,933,472
Investment in Joint Venture                        109,384        129,989
Financing and Leasing Fees                       1,738,012      2,020,885
                                              ------------   ------------
  TOTAL ASSETS                                $ 59,006,244   $ 59,750,970
                                              ------------   ------------
                                              ------------   ------------

LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable                             $ 52,676,231   $ 53,072,037
Accounts Payable and Accrued
  Expenses                                         651,967        804,865
Advance Rental Payments and Security
  Deposits                                       1,575,470      1,550,666
                                              ------------   ------------
  Total Liabilities                             54,903,668     55,427,568

Commitments and Contingent
  Liabilities (Notes 9 and 12)

Partners' Capital:
  176,452 units outstanding in 1996
  and 177,152 in 1995                            4,102,576      4,323,402
                                              ------------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 59,006,244   $ 59,750,970
                                              ------------   ------------
                                              ------------   ------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                             1996        1995          1996         1995
                                (Unaudited)               (Unaudited)
                          -----------------------   ------------------------
Revenues:
 Rental income            $4,056,357   $3,816,626   $12,370,471   $8,335,633
 Laundry & sundry income      45,373       45,227       154,394      113,753
                          ----------   ----------   -----------   ----------
                           4,101,730    3,861,853    12,524,865    8,449,386
                          ----------   ----------   -----------   ----------
Expenses:
 Administrative              232,979      164,961       632,764      479,650
 Depreciation and
  amortization               697,471      659,008     2,071,258    1,512,122
 Interest                  1,162,115    1,069,833     3,541,724    2,130,615
 Management fees             171,193      172,759       524,214      371,612
 Operating                   356,004      327,862     1,417,133      798,669
 Renting                     108,365      193,041       170,574      265,230
 Repairs & maintenance       687,992      757,377     1,920,601    1,502,389
 Taxes & insurance           437,867      434,684     1,362,418      975,003
                          ----------   ----------   -----------   ----------
                           3,853,986    3,779,525    11,640,686    8,035,290
                          ----------   ----------   -----------   ----------
Income from Operations       247,744       82,328       884,179      414,096
                          ----------   ----------   -----------   ----------
 Other income:
  Interest income             36,594        7,166       124,938       32,189
  Income from investment
   in the joint venture        5,531        6,914        17,066       15,766
  Gain on the sale of
   property                     -          69,064          -          69,064
                          ----------   ----------   -----------   ----------
                              42,125       83,144       142,004      117,019
                          ----------   ----------   -----------   ----------
Net Income                $  289,869   $  165,472   $ 1,026,183   $  531,115
                          ----------   ----------   -----------   ----------
                          ----------   ----------   -----------   ----------


Net Income per
 Unit                     $     1.64   $      .93   $      5.80   $     3.00
                          ----------   ----------   -----------   ----------
                          ----------   ----------   -----------   ----------

Weighted Average Number
  of Units Outstanding       176,475      177,152       176,925      177,152
                          ----------   ----------   -----------   ----------
                          ----------   ----------   -----------   ----------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                                       Nine Months Ended
                                                          September 30,
                                                           (Unaudited)
                                                        1996         1995*
                                                    -----------  -----------
Cash Flows from Operating Activities:
 Net income                                         $ 1,026,183  $   531,115
                                                    -----------  -----------
 Adjustments to reconcile net income
   to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                      2,071,258    1,512,122
   (Income) on investments in
    partnerships and joint venture                      (17,066)     (15,766)
   (Gain) on the sale of property                          -         (69,064)
   (Increase) in rents receivable                       (34,635)    (144,185)
   (Increase) in financing and
    leasing fees                                        (35,680)  (1,344,556)
   (Decrease) Increase in accounts payable
    and accrued expenses                               (152,898)     124,281
   Decrease(Increase) in real estate
    tax escrows                                          54,042     (416,584)
   Decrease(Increase)in prepaid
    expenses and other assets                            81,546   (2,032,053)
   Increase in advance rental payments
    and security deposits                                24,804    1,084,988
                                                    -----------  -----------

   Total Adjustments                                  1,991,371  ( 1,300,817)
                                                    -----------  -----------
   Net cash provided by (used in)
    operating activities                              3,017,554     (769,702)
                                                    -----------  -----------

Cash Flows from Investing Activities:
 Distribution from the joint venture                     37,671       41,866
 Payment for purchase and improvement
  of rental properties                               (1,501,987) (30,808,861)
 Purchase of short-term investments                      (1,997)      (1,560)
                                                    -----------  -----------
Net cash (used in)
    investing activities                             (1,466,313) (30,768,555)
                                                    -----------  -----------


See notes to consolidated financial statements.

*Certain items have been re-classified for comparative purposes.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                                      Nine Months Ended
                                                         September 30,
                                                          (Unaudited)
                                                       1996         1995
                                                    -----------  -----------
Cash Flows from Financing Activities:
 Principal payments and early
  repayment of mortgages payable                      (395,806)  (8,299,631)
 Distributions to partners                          (1,199,757)  (1,202,734)
 Proceeds from refinancing of
  Partnership properties                                  -      20,214,000
 Decrease in notes payable to related party               -      (1,175,000)
 Increase in mortgages payable                            -      22,627,000
 (Payments on) proceeds from stock
  buyback                                              (47,252)       7,920
 Proceeds from the sale of property                       -          98,127
                                                    -----------  -----------
   Net cash (used in) provided by
     financing activities                           (1,642,815)  32,269,682
                                                    -----------  -----------
Net (Decrease)Increase in Cash and
  Cash Equivalents                                     (91,574)     731,425

Cash and Cash Equivalents, Beginning                 2,706,124      996,353
                                                    -----------  -----------
Cash and Cash Equivalents, Ending                   $2,614,550   $1,727,778
                                                    -----------  -----------
                                                    -----------  -----------


See notes to consolidated financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

(Unaudited)

                                          Partners' Capital
                            ------------------------------------------------
                                   Limited           General
                           -----------------------  ---------
                            Class A      Class B     Class C       Total
                           ----------  ----------   ---------  -----------
Balance, January 1, 1995   $6,717,849   $1,598,946   $ 84,184  $ 8,400,979

Distributions to
 Partners                    (962,188)    (228,519)   (12,027)  (1,202,734)

Net Income                    424,892      100,912      5,311      531,115

Stock buyback                    -           7,920       -           7,920
                           ----------   ----------   --------  -----------
Balance, Sept. 30, 1995    $6,180,553   $1,479,259   $ 77,468  $ 7,737,280
                           ----------   ----------   --------  -----------
                           ----------   ----------   --------  -----------
Units authorized and
 issued, net of 3,073
 Treasury Units, at
 September 30, 1995           141,722       33,659      1,771      177,152
                              -------       ------      -----      -------
                              -------       ------      -----      -------
Balance, January 1, 1996    $3,455,787  $  824,206   $ 43,409  $ 4,323,402

Distributions to
 Partners                     (959,806)   (227,954)   (11,997)  (1,199,757)

Net Income                     820,946     194,975     10,262    1,026,183

Stock buyback                  (47,252)       -          -         (47,252)
                           ----------   ----------   --------  -----------
Balance, Sept. 30, 1996     $3,269,675  $ 791,227    $ 41,674  $ 4,102,576
                           ----------   ----------   --------  -----------
                           ----------   ----------   --------  -----------
Units authorized and
 issued, net of 3,073
 Treasury Units at
 September 30, 1996            141,022     33,659       1,771      176,452
                               -------     ------       -----      -------
                               -------     ------       -----      -------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiary partnerships own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the new mortgages referred to in Note 5 a substantial number of NERA's properties were restructured into separate subsidiary limited partnerships. The financial statements for prior periods are unchanged.



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

Financing and Leasing Fees: Financing fees are capitalized and amortized using the interest method over the life of the related mortages. Leasing fees are capitalized and amortized on a straight line basis over the life of the related lease.

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

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1996 or 1995. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At September 30, 1996, approximately $2,250,000 of cash and cash equivalents exceeded federally insured amounts of which approximately $1,972,000 was invested in a money market fund invested in U.S. Government securities.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:
                         September 30,          December 31,      Useful
                             1996                  1995            Life
                         -------------          ------------      ------

Land                    $  9,554,732           $  9,554,732        --
Buildings                 42,988,784             42,988,784     25-31 years
Building improvements     10,534,778              9,437,144     15-31 years
Kitchen cabinets           1,256,652              1,089,407      5-10 years
Carpets                    1,171,893              1,028,473      5-10 years
Air conditioning              99,591                 87,745      7-10 years
Land improvements            434,382                422,646     10-31 years
Laundry equipment             57,840                 46,994       5-7 years
Elevators                     16,842                 16,842        20 years
Swimming pools                42,450                 42,450        10 years
Equipment                    190,140                166,132       5-7 years
Motor vehicles                46,704                 46,704         5 years
Fences                        25,778                 22,229      5-10 years
Furniture and fixtures       125,602                 95,793       5-7 years
Smoke alarms                   6,224                  6,224       5-7 years
                        ------------           ------------
                          66,552,392             65,052,299
Less accumulated
 depreciation             15,114,841             13,364,030
                        ------------           ------------
                        $ 51,437,551           $ 51,688,269
                        ------------           ------------
                        ------------           ------------

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

Included in rental properties at September 30, 1996 is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units and 29 parking spaces for a total purchase price of $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's general partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction. To facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's general partner, loaned the Partnership $1,175,000 in December 1994. In May 1995, the Partnership refinanced this property and obtained a $1,329,000 mortgage payable in 10 years with interest at 9.25%, and paid off the existing loan of $1,175,000 to the management company. Total interest paid on this loan was $38,073.

In 1995, the Partnership sold two condominiums located in Stoneham and Boston, Massachusetts. The gain of $152,463 is included in net income for the year ended December 31, 1995.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner (see Note 12). The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $524,214, and $371,612 for the nine months ended September 30, 1996 and 1995, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1996 and 1995.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, contractors) to NERA. During the nine months ended September 30, 1996 and 1995 approximately $221,000, and $145,000 was charged to NERA for legal, maintenance, and architectural services, and supervision of capital improvements. Approximately $57,000 was capitalized in leasehold improvements, approximately $111,000 is included in administrative expenses, and approximately $53,000 is included in repairs and maintenance expense during the nine months ended September 30, 1996. In addition, the Partnership paid the management company $30,000 during the year ended December 31, 1995 and and have accrued $37,500 for the nine months ended September 30, 1996 for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1996 or 1995.

Included in prepaid expenses and other assets were amounts due from related parties of $399,047 at September 30, 1996 and $366,258 at December 31, 1995, representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $129,378 at September 30, 1996 and $105,924 at December 31, 1995.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 4--OTHER ASSETS

The short term investment totalling $50,874 at September 30, 1996 and $48,877 at December 31, 1995 is carried at cost which approximates fair value. Such investment at September 30, 1996 is a 5.07% certificate of deposit maturing in February 1997. The issuer and amount of this investment is as follows:

                                                September 30,   December 31,
                                                    1996            1995
                                                 ----------     ----------
Citizens Bank - Certificate of deposit           $   50,874     $   48,877
                                                 ----------     ----------
                                                 ----------     ----------

The carrying value of the Partnership's 50% interest in the Timpany Plaza Joint Venture, at equity, is $109,384 at September 30, 1996 and $129,989 at December 31, 1995.

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

NOTE 5--MORTGAGES PAYABLE

At September 30, 1996 and December 31, 1995 the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000, including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5--MORTGAGES PAYABLE (CONTINUED)

The Partnerships have pledged tenant leases as additional collateral for certain of their mortgages.

Approximate annual maturities are as follows:

                 1997 - current maturities     $   569,200
                 1998                              620,700
                 1999                              676,800
                 2000                              738,100
                 2001                              805,000
                 Thereafter                     49,266,400
                                               -----------
                                               $52,676,200
                                               -----------
                                               -----------

NOTE 6--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment and security deposits. The funds are held in escrow by another entity owned by the majority shareholder of the General Partner (see Notes 3 and 12).

NOTE 7--PARTNERS' CAPITAL

The Partnership has two categories of limited partners (Classes A and B) and one category of General Partner (General Partner). Under the terms of the Partnership Agreement, Class B units and General Partnership units represent 19% and 1% respectively of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.

The Partnership declared distributions of $3.40 unit in the first and third quarters of 1996 and 1995 for a total distribution of $6.80 for the nine months ended September 30, 1996 and 1995.

The Partnership has entered into a deposit agreement with a bank to facilitate public trading of limited partners' interests in Class A units.

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information of the net income per Depositary Receipt:

                                                      Nine Months Ended
                                                        September 30,
                                                        1996     1995
                                                        ----     ----
  Net Income Per Depositary Receipt                     $.58     $.30
                                                        ----     ----
                                                        ----     ----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 8--STOCK REPURCHASE PLAN

During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts may take place over a period of a year or more. The purchase price would be equal to the price at which such securities are traded on Nasdaq at the time of the repurchase. During the third quarter of 1996, the Partnership repurchased 7,000 depositary receipts for a total cost of approximately $47,000. On October 17, 1996, the Partnership repurchased 3,670 shares for a total purchase price of $25,412.

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

NOTE 10--RENTAL INCOME

In 1996, approximately 83% of rental income is related to residential apartment and condominium units with leases of one year or less. The remaining 17% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

              Commercial
               Property
                Leases           Land Leases             Total
             -----------         -----------           -----------
1997         $ 1,631,528          $  146,667           $ 1,778,195
1998           1,478,740             146,667             1,625,407
1999           1,123,447             146,667             1,270,114
2000             834,477             146,667               981,144
2001             609,013             146,667               755,680
Thereafter     1,853,122           1,136,669             2,989,791
             -----------          ----------           -----------
             $ 7,530,327          $1,870,004           $ 9,400,331
             -----------          ----------           -----------
             -----------          ----------           -----------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE-10--RENTAL INCOME (CONTINUED)

The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at September 30, 1996 and December 31, 1995 is $186,125 and $158,000
respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this new building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was approximately $17,000 and $16,000, for the nine months ended September 30, 1996 and 1995 respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $722,108, and $589,000 for the nine months ended September 30, 1996 and 1995 respectively.

NOTE 11--CASH FLOW INFORMATION

During the nine months ended September 30, 1996 and 1995, cash paid for interest on debt was $3,487,392, and $2,166,095 respectively.

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

NOTE 12--BANKRUPTCY OF RELATED PARTIES (CONTINUED)

In September 1992, the U.S. Bankruptcy Court confirmed a reorganization plan pursuant to which this shareholder was discharged of all liabilities including all guarantees and indemnifications.

The management of the Partnership believes that the proceedings described above will not adversely affect the Partnerships' properties or operations.

In August 1996, the U.S. Bankruptcy Court approved a settlement resulting in the final implementation of that reorganization plan, which occurred in September 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

Results of Operations

     Income from operations for the third quarter of 1996 was approximately $248,000, compared to approximately $82,000 for the same period in 1995, an increase of approximately $166,000. For the nine months ended September 30, 1996, income from operations was approximately $884,000 compared to approximately $414,000 for the same period in 1995, an increase of approximately $470,000. These increases in income are due primarily to the properties acquired in June of 1995. Net cash provided by operations during the nine months ended September 30, 1996 was approximately $3,018,000 compared to cash used in operations of approximately $770,000 during the same period in 1995, a fluctuation of approximately $3,788,000. This increase in funds is due to an increase in net income during the nine months ended September 30, 1995 as well as the acquisition of six properties as of June 30, 1995. In connection with these 1995 acquisitions, the bank required that the Partnership fund real estate tax escrow accounts, insurance reserves, and reserves for capital improvements for the newly acquired properties. In addition, nine properties were refinanced during the second quarter of 1995 and the prepaid financing fees, related to the refinancing also affected the Partnerships cash flow.

     Rental income during the third quarter of 1996 was approximately $4,056,000 compared with approximately $3,817,000, for the same period in 1995, an increase of approximately $239,000. Increased rental rates at three of the properties acquired in June 1995 represent approximately $227,000 of this increase. A reduction in the vacancy rate accompanied by an increase in rental rates at Westgate Woburn contributed to a rental income increase of approximately $36,000. These increases are offset by a $45,000 decrease in percentage rents at the Timpany Plaza Shopping Mall. The Partnership attributes this to a decline in sales at the retail locations. For the nine months ended September 30, 1996, rental income was approximately $12,370,000 compared with approximately $8,336,000 for the same period in 1995, an increase of approximately $4,034,000. Rental income from the properties acquired in June 1995 represent approximately $3,918,000 of this increase.

     Expenses for the third quarter of 1996 were approximately $3,854,000 compared to approximately $3,780,000 for the same period in 1995, an increase of approximately $74,000. The increases of approximately $68,000 in professional fees and $92,00 in interest expense result from the acquisition and refinancing which occurred during June and July of 1995. These increases are offset by an $85,000 reduction in rental commissions due to reduced tenant turnover and a lower commission rate; and a $69,000 reduction in repairs and maintenance resulting from significant repairs and maintenance performed on acquired properties in 1995.

     Expenses for the first nine months of 1996 were approximately $11,641,000 compared with approximately $8,035,000 for the same period in 1995, an increase of approximately $3,606,000. The properties acquired in June 1995 accounted for $3,061,000 of the increase. The year-to-date 1995 operating results included only three months of the acquired properties operating activity and nine months in 1996. Other increases related to the acquisition include an increase of approximately $463,000 in interest expense due to the refinancing of existing Partnership properties. Expense increases unrelated to the acquired properties include an $83,000 increase in repairs and maintenance, and a $45,000 increase in professional fees. The increases are offset by a $95,000 reduction in rental commissions due to reduced tenant turnover and a lower commission rate.

     Interest income for the three months ended September 30, 1996 was approximately $37,000, compared to approximately $7,000 for the same period in 1995, an increase of approximately $30,000. Interest income for the nine months ended September 30, 1996 was approximately $125,000, compared to approximately $32,000 for the same period in 1995, an increase of approximately $93,000. These increases are due to the increase in cash available for investment as well as a slight increase in the interest rate.

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

     The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was approximately $6,000 for the third quarter of 1996 compared to approximately $7,000 for the third quarter of 1995, a decrease of approximately $1,000. For the nine months ended September 30, 1996, the Partnership's share of income from the joint venture at Timpany Plaza Shopping Center was approximately $17,000 compared to approximately $16,000 for the same period in 1995, an increase of approximately $1,000. The income and expenses of the joint venture have remained relatively stable during the year.

     In March 1996, a major tenant in the Timpany Plaza Shopping Center filed for bankruptcy under Chapter 11. This tenant paid approximately $347,000 of rent in 1995 and was current through October 1996. The Partnership has no reason to believe that the tenant will stop making rental payments in the future. Although the tenant is current as of October 1996, the Partnership cannot guarantee that rental payments will continue in the future in light of the tenant's bankruptcy.

     As a result of the changes discussed above, net income for the three months ended September 30, 1996 was $289,869 compared to $165,472 for the same period in 1995, an increase of $124,397; and net income for the nine months ended September 30, 1996 was $1,026,183 compared to $531,115 for the same period in 1995, an increase of $495,068.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's principal source of cash during 1996 and 1995 has been the collection of rents and the refinancing of Partnership properties. The majority of cash and cash equivalents of $2,614,550 at September 30, 1996 and $2,706,124 at December 31, 1995 is invested in commercial paper and certificates of deposit maturing in less than 90 days. Additionally, the Partnership purchased a short term investment valued at $50,874 at September 30, 1996 and $48,877 at December 31, 1995. This investment is a certificate of deposit maturing in February 1997.

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

     During the second quarter of 1996, the Partnership announced a plan under which it may repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase plan may take place over a period of one year or more. The purchase price will be equal to the price at which such securities are traded on Nasdaq at the time of the repurchase. During the third quarter of 1996, the Partnership repurchased 7,000 shares for a total purchase price of approximately $47,000. In addition, on October 17, 1996, the Partnership repurchased 3,670 shares for a total purchase price of $25,412. The funds pursuant to this program have and will continue to come from cash reserves. Management believes this repurchase plan of up to $500,000 will not have a negative impact on cash reserves. Management believes it has adequate cash reserves to meet the Partnership's needs.

     During the third quarter of 1996, the Partnership completed approximately $885,000 of capital improvements to its properties. Many of these improvements were anticipated in connection with the acquisitions made in June 1995 and were funded from the previously established escrow accounts, as well as cash reserves. The most significant improvements were made at the Westgate Woburn Apartments in Woburn, Massachusetts for a total cost of approximately $133,000 as well as improvements of approximately $125,000 at the Lincoln Street Apartments in Newton, Massachusetts; approximately $100,000 at the apartments at 1144 Commonwealth Avenue in Brighton, Massachusetts; approximately $87,000 at the Redwood Hills Apartments in Worcester, Massachusetts; approximately $82,000 at the apartments at 62 Boylston Street in Boston, Massachusetts; approximately $56,000 at the Executive apartments in Framingham, Massachusetts; approximately $54,000 at the Clovelly apartments in Nashua, New Hampshire; and approximately $54,000 at the apartments at 1137 Commonwealth Avenue in Brighton, Massachusetts.

     The Partnership plans to invest an additional $500,000 in capital improvements in the residential and commercial properties during the fourth quarter of 1996. These improvements will be funded from cash reserves and escrow accounts previously established.

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

     The Partnership paid distributions totalling $6.80 per Partnership unit ($0.68 per depositary receipt) during each of the nine months ended September 30, 1996 and 1995.

     Statements made in this Quarterly Report may contain information about the Partnership's future business prospects. Some of these statements may be considered "forward looking". These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. For further information regarding cautionary statements and factors affecting future operating results, please refer to the Partnership's annual report on 10-K dated December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 13, 1996

                                       NEW ENGLAND REALTY ASSOCIATES
                                       LIMITED PARTNERSHIP


                                       By:   NEWREAL, INC.
                                             its General Partner*





                                       By: /s/ Ronald Brown
                                           ---------------------------
                                           Ronald Brown, President


                                       *Functional equivalent of Chief
                                        Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer.