Form 10-K
period 1996-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1997-03-31
CIK 746514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1996 or

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

                 For the transition period from       to

                         Commission file number 0-12138
                            ------------------------

               NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2619298
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

  39 BRIGHTON AVE., ALLSTON, MASSACHUSETTS                         02134
  (Address of principal executive offices)                      (Zip Code)

             Registrant's telephone number, including area code (617) 783-0039

                Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                                           None

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
                                (Title of class)

                              DEPOSITARY RECEIPTS
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 14, 1997, the aggregate market value of traded securities held by non-affiliates of the registrant was $11,144,128, based on the price at which the securities were sold.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    The authorized capital of the Partnership is represented by three classes of partnership units ("Partnership Units"). There are two categories of limited partnership interests ("Class A Units" and "Class B Units"), and one category of general partnership interests ("General Partnership Units"). The Class A Units were issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934. Each Class A Unit is exchangeable for ten publicly traded Depositary Receipts ("Receipts"). The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the "General Partner").

    The Partnership is engaged in the business of acquiring, developing, holding for investment, operating, and selling real estate. In connection with various new mortgages obtained in 1995 by the Partnership on certain of its properties, the ownership was restructured as a requirement by the refinancing bank, so that a number of such properties would now be owned by various subsidiary limited partnerships. The Partnership directly or through 19 subsidiary limited partnerships (collectively, the "Subsidiary Partnerships" and individually, a "Subsidiary Partnership"), owns and operates various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. The Partnership owns a 99.67% interest in each of the 19 Subsidiary Partnerships. The remaining .33% interest of each Subsidiary Partnership is held by an unaffiliated third party. The third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in such Subsidiary Partnerships will be returned to the Partnership. The Partnership has also made an investment in another real estate limited partnership. The Partnership acquired one apartment complex containing thirty-six (36) residential units and converted a three (3) bedroom unit at another apartment complex, previously occupied by an on-site manager, to a rental unit in 1996. SEE "ITEM 1. RECENT DEVELOPMENTS."

    The long-term goals of the Partnership are to manage, rent, and improve its properties and, as suitable opportunities arise, to acquire additional properties with income and capital appreciation potential. When appropriate, the Partnership may sell properties and may refinance selected properties with low debt-to-equity ratios. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, distributed to the partners, or used for operating expenses or reserves, as determined by the General Partner.

OPERATIONS OF THE PARTNERSHIP

    The Partnership is managed by the General Partner, which is a Massachusetts corporation wholly owned by Ronald Brown and Harold Brown. The General Partner has employed the Hamilton Company, Inc. (the "Hamilton Company"), the successor to the Hamilton Company Limited Partnership, to perform the management functions for the Partnership's properties. The Hamilton Company employs Ronald Brown and Harold Brown. The Hamilton Company is wholly owned by Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 59 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

    As of March 14, 1997, the Partnership and its Subsidiary Partnerships owned and leased to residential tenants 1,647 apartment units in 18 residential and mixed-use complexes (collectively, the "Apartment Complexes"), 19 condominium units retained by the Partnership as rental properties in a residential apartment complex formerly owned by the Partnership which has been converted into condominiums, one condominium unit in a separate condominium complex, and one co-operative apartment (the condominium unit and co-operative apartment are collectively referred to as the "Condominium Units"). The Apartment Complexes and the Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

    Additionally, as of March 14, 1997, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut, Gardner, Massachusetts, and Lewiston, Maine and commercial space in mixed-use buildings in Boston and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." The Partnership also owns an interest in a real estate limited partnership which owns an office building in West Peabody, Massachusetts, and is a party to a joint venture which leases space at the Timpany Plaza Shopping Center (the foregoing properties are referred to collectively as the "Investment Properties"). See Note 2 to Notes to Financial Statements included as a part of this Form 10-K.

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

    During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts may take place over a period of one year or more. The repurchase price will be equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of such repurchase. At December 31, 1996, 15,915 Depositary Receipts had been repurchased for a total cost of $110,060. See Note 8 to Notes to Financial Statements included as part of this Form 10-K.

RECENT DEVELOPMENTS

    In December, 1996 the Partnership acquired a residential complex containing thirty-six (36) apartment units in Lowell, Massachusetts for a purchase price of approximately $790,000. The purchase was paid from the Partnership's cash reserves.

    The Partnership believes it strengthened its portfolio by making significant acquisitions of residential and mixed-use properties in 1995. The Partnership acquired six properties for a total purchase price of approximately $32,123,000. The properties were acquired from trusts, of which the majority shareholder of the Partnership's General Partner was a substantial beneficial owner. In substance, the properties were owned by the trust's secured lender under a previous restructuring agreement whereby the lender received all of the operating income from the properties as well as the proceeds from the sale to the Partnership. The acquisitions were financed by mortgages on the acquired properties totaling $23,956,000. Additional funds totaling $22,446,000 were provided by 13 mortgages on refinanced or debt-free properties. Approximately $10,900,000 was used to repay existing mortgages, and approximately $8,167,000 was used in the acquisition of the above properties. In connection with these above mortgages, a substantial number of the Partnership's properties were restructured into separate Subsidiary Partnerships.

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

    In conjunction with these mortgages, the lender required that escrow accounts be established to fund future capital improvements. Approximately $669,000 was used to establish these accounts. The Partnership is required to make additional monthly payments of $34,000 to fund these escrow accounts.

    The Partnership sold two unencumbered condominium units located in Stoneham and Boston, Massachusetts for total proceeds of approximately $220,000 and recorded a gain of approximately $152,000 in 1995 as a result of such sale. The Partnership did not sell any properties in 1996.

    Other than such purchases described above, the Partnership had not acquired new properties since February 1989. See "ITEM 2. PROPERTIES--Commercial Properties." During 1996, the Partnership made certain improvements to its properties at a total cost of approximately $2,400,000. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

    In March, 1996 a major tenant in the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11. Subsequently, in December 1996, the same tenant closed its doors to business. This tenant had previously paid approximately $347,000 of rent in 1995 and approximately $188,000 of rent in 1996. The Timpany Plaza is currently 47% vacant and the Partnership cannot determine the effect the vacancy rate Timpany Plaza will have on the Partnership's rental income and net earnings in the future. The Partnership is in active discussions and negotiations with other retail tenants to rent the space.

ADVISORY COMMITTEE

    The Partnership has an Advisory Committee composed of three limited partners who are not general partners or affiliates of the Partnership. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. The Advisory Committee has no binding power except with respect to investments and acquisitions involving affiliates of the Partnership.

ITEM 2. PROPERTIES

    As of March 14, 1997, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties, and an interest in a real estate partnership which owns the Investment Property.

    See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for further information concerning affiliated transactions.

    During 1995, limited partnerships were created to own each of the Apartment Complexes and the Commercial Properties listed below, exclusive of the Westgate Apartments and the Condominium Units. In addition to the foregoing, in 1996, the Partnership acquired the Highland Street Apartment Complex in Lowell, Massachusetts, which is owned directly by the Partnership and not through any Subsidiary Partnership.

APARTMENT COMPLEXES

    The table below lists the location of each Apartment Complex, the number and type of units in each complex, the range of rents and vacancies as of March 14, 1997, the principal amount outstanding under any mortgages as of December 31, 1996, and the maturity dates of such mortgages.

                                                                                          MORTGAGE
                                                                                          BALANCE
                                                                                        AND INTEREST
                                     NUMBER AND                                          RATE AS OF
         APARTMENT                    TYPE OF                 RENT                      DECEMBER 31,   MATURITY DATE
          COMPLEX                      UNITS                 RANGE         VACANCIES        1996        OF MORTGAGE
---------------------------  --------------------------  --------------  -------------  ------------  ---------------
Coach LP                     48 units                          $765-825            0     $1,186,593           2005
53-55 Brook St.              24 two-bedrooms                   $675-725                    8.25%
Acton, MA                    20 one-bedrooms                   $595-605
                             4 studios

Westgate Woburn              221 units                           $1,225            3     $6,826,269           2000
2-20 Westgate Dr.            1 three-bedroom                   $705-905                    10.99%
Woburn, MA                   110 two-bedrooms                  $675-815
                             110 one-bedrooms

Avon Street Apts. LP         66 units                          $740-850            2     $1,773,465           2005
130 Avon Street              30 two-bedrooms                   $645-730                    8.775%
Malden, MA                   33 one-bedrooms                   $575-590
                             3 studios

Middlesex Apts. LP           18 units                      $1,250-1,550            0     $1,095,121           2005
132-144 Middlesex Rd         18 three-bedrooms                                             8.625%
Newton, MA

Clovelly Apts. LP            103 units                         $605-735            3     $2,074,129           2005
160-170 Concord St.          53 two-bedrooms                   $535-595                    8.375%
Nashua, NH                   50 one-bedrooms

Nashoba Apts. LP             32 units                        $795-1,020            4     $1,083,344           2005
284 Great Road               32 two-bedrooms                                               8.625%
Acton, MA

River Drive LP               72 units                          $655-725            3     $1,536,017           2005
3-17 River Drive             60 two-bedrooms                   $630-635                    8.775%
Danvers, MA                  5 one-bedrooms                    $520-540
                             7 studios

                                                                                          MORTGAGE
                                                                                          BALANCE
                                                                                        AND INTEREST
                                     NUMBER AND                                          RATE AS OF
         APARTMENT                    TYPE OF                 RENT                      DECEMBER 31,   MATURITY DATE
          COMPLEX                      UNITS                 RANGE         VACANCIES        1996        OF MORTGAGE
---------------------------  --------------------------  --------------  -------------  ------------  ---------------
Executive Apts. LP           72 units                          $680-810            2     $1,779,375           2005
545-561 Worcester Road       48 two-bedrooms                   $640-775                    8.775%
Framingham, MA               24 one-bedrooms

Willard Apts. LP             16 units                          $715-750            3     $  291,838           2005
580 Willard St.              8 two-bedrooms                    $600-700                    8.375%
Quincy, MA                   8 one-bedrooms

Olde English Apts. LP        84 units                          $585-675            0     $1,397,278           2005
703-718 Chelmsford St.       47 two-bedrooms                   $555-610                     8.5%
Lowell, MA                   30 one-bedrooms                   $495-540
                             7 studios

Oak Ridge Apts. LP           61 units                          $780-895            2     $2,090,990           2005
Chestnut St.                 41 three-bedrooms                 $670-840                     8.5%
Foxboro, MA                  20 two-bedrooms

Linhart LP                   9 units                           $610-765            0     $1,305,832           2005
4-34 Lincoln St.             6 one-bedrooms                    $560-615                    9.25%
Newton, MA                   3 studios

Commonwealth 1137 LP         35 units                        $893-1,250            1     $1,260,875           2005
1131-1137 Comm. Ave.         28 three-bedrooms                 $775-925                    8.375%
Allston, MA                  5 two-bedrooms                        $395
                             1 one-bedroom                         $460
                             1 studio

Redwood Hills LP             180 units                         $645-800            5     $4,557,866           2005
376-384 Sunderland Rd.       90 two-bedroom                    $585-785                    8.375%
Worcester, MA                90 one-bedrooms

Commonwealth 1144 LP         261 units                         $580-765            2     $5,268,093           2005
1144-1160 Comm. Ave.         11 two-bedrooms                   $650-895                    8.375%
Allston, MA                  108 one-bedrooms                  $450-735
                             142 studios

Boylston Downtown LP         269 units                       $445-1,295           15     $7,742,561           2005
62 Boylston St.              53 one-bedrooms                 $571-1,225                    8.375%
Boston, MA                   216 studios

North Beacon 140 LP          64 units                      $1,295-1,495            4     $3,459,526           2005
140-154 North Beacon St.     54 two-bedrooms               $1,295-1,850                    8.375%
Brighton, MA                 10 two-bedrooms

Highland Street Apts.        36 Units                          $488-515            6              0              0
38-40 Highland Street        25 Two-Bedrooms                   $495-610
Lowell, MA                   9 One Bedrooms                        $470
                             2 Studios

    See Note 5 to Notes to Financial Statements included as part of this Form 10-K for information relating to the Partnership's and its Subsidiary Partnership mortgages payable.

CONDOMINIUM UNITS

    The Partnership owns and leases to residential tenants 21 Condominium Units in the greater Boston, Massachusetts area. All of the apartment complexes in which the Condominium Units are located, with the exception of the Riverside Apartments, were developed or partially owned by Harold Brown, and in certain cases by Ronald Brown.

    The table below lists the location of the Condominium Units, the number of units in each complex, the number and type of units owned by the Partnership in each complex, the range of rents received by the Partnership for such units, and the number of vacancies as of March 14, 1997. No Condominium Unit is subject to an existing mortgage.

                                                            NUMBER OF      NUMBER AND TYPE
                                                            UNITS IN       OF UNITS OWNED        RENT
APARTMENT COMPLEX                                            COMPLEX       BY PARTNERSHIP       RANGE        VACANCIES
--------------------------------------------------------  -------------  -------------------  ----------  ---------------
Riverside Apartments....................................          106    12 two-bedrooms      $  800-920             1
  8-20 Riverside Street                                                  5 one-bedrooms       $  745-800
  Watertown, MA                                                          2 studios              $635-650
The Kenmore Tower(1)....................................          111    1 one-bedroom        $    1,200             0
  566 Commonwealth Avenue
  Boston, MA
Chateaux Westgate.......................................          252    1 two-bedroom        $      780             0
  Oak Lane
  Brockton, MA

------------------------

(1) This is a co-operative apartment. The Kenmore Tower Corporation is subject to a debt secured by the apartment building, of which approximately $7,000 was allocated to the Partnership as of December 31, 1996.

COMMERCIAL PROPERTIES

    EAST HAMPTON MALL LP. In 1984, the Partnership acquired the East Hampton Mall in East Hampton, Connecticut (the "East Hampton Mall"). The shopping center is set on 4.25 acres of land and consists of 52,500 square feet of rentable space, rented primarily to commercial retail establishments. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $1,435,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1996, the mortgage had an outstanding balance of $1,412,639. As of March 14, 1997, the shopping center had a vacancy rate of 7%, and the average rent per square foot was $5.02.

    TIMPANY PLAZA LP. In 1985, the Partnership acquired the Timpany Plaza Shopping Center in Gardner, Massachusetts ("Timpany Plaza"). The shopping center is set on 16 acres of land and consists of 184,600 square feet of rentable space. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $3,561,000 which carries an interest rate of 8.375% and matures in 2005. As of December 31, 1996, the mortgage had an outstanding balance of $3,509,392. As of March 14, 1997, the shopping center had a vacancy rate of 47%, and the average rent per square foot was $5.15. In March, 1996, a major tenant in the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11. Subsequently, in December, 1996, the same tenant closed its doors to business. This tenant paid approximately $347,000 of rent in 1995 and approximately $188,000 of rent in 1996. The Partnership is in active discussions and negotiations with other retail tenants to rent space.

    This Subsidiary Partnership has a ground lease with a major tenant of the Timpany Plaza Shopping Center. Pursuant to the ground lease, the tenant demolished the existing structure and constructed a new store of approximately 60,000 square feet. The tenant moved into the new store in 1989. The Partnership entered into a joint venture with this tenant to lease the space formerly occupied by the tenant. The joint venture pays this Subsidiary Partnership annual minimum rent of $84,546. The joint venture's "net income" (as defined in the ground lease) earned from leasing the tenant's former space is being split evenly between this Subsidiary Partnership and the tenant. This Subsidiary Partnership's share of the joint venture's "net income" in 1996 was $12,294.

    The term of the ground lease is 20 years, with automatic extension options for an additional 30 years. At the termination of the ground lease, this Subsidiary Partnership will retain sole title to the underlying property.

    LEWISTON MALL LP. In 1989, the Partnership acquired the Lewiston Mall shopping center in Lewiston, Maine (the "Lewiston Mall"). The shopping center is set on 14 acres of land and consists of 181,000 square feet of rentable space. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $2,933,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1996, the mortgage had an outstanding balance of $2,887,296. As of March 14, 1997, the Shopping Center had a 2% vacancy rate, and the average rent per square foot was $4.08.

    LINHART LP. During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). The property consists of 21,200 square feet of rentable space. As of March 14, 1997, the commercial space had a 1% vacancy rate, and the average rent per square foot was $16.34.

    BOYLSTON DOWNTOWN LP. During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). The property consists of 17,400 square feet of rentable space. As of March 14, 1997, the commercial space was fully rented, and the average rent per square foot was $9.68.

    NORTH BEACON 140 LP. During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). The property consists of 1,000 square feet of rentable space. As of March 14, 1997, the commercial space was fully rented, and the average rent per square foot was $8.95.

    See Item 13 "Certain Relationships and Related Transactions" concerning ownership interest in the above properties.

INVESTMENT PROPERTY

    The Partnership has an investment in a real estate limited partnership which owns an office building in West Peabody, Massachusetts. During 1996, two of the three real estate limited partnerships (Commerce Way Limited Partnership and 125 Water Street Realty Associates Limited Partnership) of which the Partnership previously held 10% limited partnership interests in each respectively, effectively disposed of their real estate holdings. As a result of such dispositions by these real estate limited partnerships, the Partnership's investment interests as a limited partner were liquidated. The carrying value of these investment interests had previously been reduced to zero. The Partnership did not realize any income from these liquidations. As of December 31, 1996, the Partnership's investment in the real estate limited partnership which owns the Investment Property described below and its interest in the joint venture with a Timpany Plaza tenant comprised less than 1% of the Partnership's total assets.

    WEST PEABODY LIMITED PARTNERSHIP. The Partnership owns a 10% limited partnership interest in the West Peabody Limited Partnership ("West Peabody L.P."). West Peabody L.P. owns a 125,000 square foot office and warehouse building in West Peabody, Massachusetts. As of March 14, 1997, the building had a 8% vacancy rate. The Partnership's share of losses generated by the West Peabody L.P. through the year ended December 31, 1996 exceeded the Partnership's investment by approximately $650,000. As a limited partner, the Partnership is not liable for amounts in excess of its investment and, accordingly, has not recorded any excess losses. The carrying value of the investment interest has been reduced to zero. There can be no assurance that this investment, which did not produce any income for the Partnership during 1996, will be realized in the future in excess of its carrying value.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Each Class A Unit is exchangeable, through Boston EquiServe Limited Partnership, as Deposit Agent, for ten Depositary Receipts ("Receipts"). The Receipts are publicly-traded on NASDAQ under the symbol "NEWRZ". There has never been an established public market for the Class B Units or General Partnership Units.

    In 1996, the high and low bid quotations for the Receipts were $7.50 and $5.875, respectively. The table below sets forth the high and low bids for each quarter of 1996 and 1995:

                                                                                      1996                          1995
                                                                          ----------------------------  ----------------------------
                                                                             LOW BID       HIGH BID        LOW BID       HIGH BID
                                                                          -------------  -------------  -------------  -------------
First Quarter...........................................................   $       57/8   $       63/4   $       51/2   $       61/8
Second Quarter..........................................................   $       61/16  $       63/4   $       51/2   $       63/8
Third Quarter...........................................................   $       61/2   $       71/4   $       6      $       65/8
Fourth Quarter..........................................................   $       63/4   $       71/2   $       57/8   $       65/8

    These quotations reflect inter-dealer prices without retail markup, markdown, or commission and do not necessarily represent actual transactions.

    Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners. The Partnership has made annual distributions to its Partners since 1978. In each of 1996 and 1995, the Partnership made a total distribution of $6.80 per Partnership Unit ($.68 per Receipt), which was paid in equal installments in March and September. The total value of the distribution in 1996 was $1,199,757, an amount determined by the General Partner and the Partnership's Advisory Committee. In March 1997, the Partnership made a regular semi-annual distribution of $3.90 per Partnership Unit ($.39 per Receipt), plus an additional special distribution of $1.00 per Partnership Unit ($.10 per Receipt). See Note 13 to Notes to Financial Statements included as part of this Form 10-K.

    In the past, assuming Partners hold Partnership Units or Receipts on the record date for a distribution, distributions have exceeded the amount of the individual income tax payable by Partners as a result of Partnership income allocated to them. However, in 1996, the taxable income exceeded statement income by approximately $1,000,000. The Partnership declared a special distribution in March 1997 to assist partners with any negative tax consequences (as described above and in Note 13 to Notes to Financial Statements included as part of this Form 10-K).

    During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts may take place over a period of one year or more. The repurchase price will be equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of such repurchase. At December 31, 1996, 15,915 Depositary Receipts had been repurchased for a total cost of $110,060. In order to restore the classes of Partnership Units to the required ratios, the Partnership repurchased from the General Partner 20 General Partnership Units and repurchased from Harold Brown and Ronald Brown 284 and 94 Class B Units respectively, at an aggregate cost of $27,517.

    See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for certain information relating to the number of holders of each class of Partnership Units.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is included on page 18 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1996 AND 1995

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships incurred income from operations of $725,649 during the year ended December 31, 1996, compared to a loss from operations of $3,116,087 for the year ended December 31, 1995, an increase of $3,841,736. Excluding the effect of a special non-cash impairment loss of $3,250,000 in 1995, income from operations increased approximately $592,000. (See Note 2 to Notes to Financial Statements included with this Form 10-K.) In 1996, income from operations before depreciation and amortization and impairment loss was approximately $3,800,000 compared to approximately $2,474,000 in 1995, an increase of approximately $1,326,000.

    Rental income for the year ended December 31, 1996 was approximately $16,449,000, compared to approximately $12,297,000 for the year ended December 31, 1995, an increase of approximately $4,152,000. This increase was primarily due to rental income of $3,973,000 from the properties acquired in 1995. Rental income from the existing residential properties increased primarily due to increased rental rates and occupancy levels at Westgate Woburn, Chestnut Square and Olde English apartments. Rental income at the Partnership's commercial properties increased approximately $164,000 due to increases in percentage rents and common area maintenance charges. Laundry and sundry income increased approximately $41,000 due to the properties acquired in 1995.

    Expenses for the year ended December 31, 1996 were approximately $15,909,000, compared to approximately $15,576,000 for the year ended December 31, 1995, an increase of approximately $333,000. Expenses before the impairment loss were approximately $12,326,000 in 1995, an increase of approximately $3,583,000 compared to 1996. The year ended December 31, 1996 included twelve months of expenses for the properties acquired in 1995 compared to six months for the year ended December 31, 1995. Interest expense increased to approximately $4,730,000 for the year ended December 31, 1996 from approximately $3,432,000 for the year ended December 31, 1995, an increase of approximately $1,298,000. This increase was primarily due to interest expense of $952,000 from the properties acquired in 1995. Other significant changes to expenses relating to these properties included an increase in depreciation and amortization expense of approximately $664,000; an increase in repairs and maintenance expense of approximately $310,000; an increase in operating expenses of approximately $651,000; an increase in taxes and insurance of approximately $386,000; and an increase in management fees of approximately $177,000. These increases were partially offset by decreased renting expenses of approximately $72,000 which were due to reduced rental advertising and commission costs.

    Interest income was approximately $156,000 for the year ended December 31, 1996, compared to approximately $60,000 for the year ended December 31, 1995, an increase of approximately $96,000. This increase was due to an increase in the funds available for investment during the year.

    The Partnership also sold two condominium units during 1995, for a total gain of approximately $152,000.

    The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two parties have agreed to relet space formerly leased by the tenant, and divide the net income or loss after paying to the Partnership an annual minimum rent of approximately $84,000. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets.

    The Partnership's share of income for 1996 in the joint venture at the Timpany Plaza Shopping Center was approximately $13,000, compared to approximately $29,000 in 1995, a decrease of approximately $16,000. This decrease was due to an increase in vacancies in the relet space.

    In 1996, the Partnership reported other income of approximately $18,000 from the sale of real estate partnership interests whose carrying value had previously been reduced to zero.

    As a result of the changes discussed above, net income for the year ended December 31, 1996 was approximately $912,000, compared to net loss for the year ended December 31, 1995 of approximately $2,875,000, an increase of approximately $3,787,000.

    In March 1996, a major tenant at the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11 and the tenant subsequently vacated the premises on or about December 1996. The tenant occupied approximately 71,000 square feet of space, and paid the Partnership approximately $188,000 in 1996. This tenant has ceased making payments to the Partnership, and at March 14, 1997, this location is currently unoccupied. In addition, the Partnership is actively marketing the space. The Partnership is in active discussions and negotiations with other retail tenants to rent the space.

    YEARS ENDED DECEMBER 31, 1995 AND 1994

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships incurred a loss from operations of $3,116,087 during the year ended December 31, 1995 compared to income from operations of $847,980 for the year ended December 31, 1994, a decrease of $3,964,067. This decrease is principally a result of a special non-cash impairment loss of $3,250,000 on the Lewiston Mall shopping center in the fourth quarter of 1995, related to an early adoption of Statement of Financial Accounting Standards No. 121 (FAS No. 121). (See Note 2 to Notes to Financial Statements included as part of this Form 10-K.) Excluding depreciation and amortization and impairment loss, income from operations was approximately $2,474,000 in 1995, compared to approximately $2,484,000 in 1994, a decrease of approximately $10,000.

    Rental income for the year ended December 31, 1995 was approximately $12,297,000, compared to approximately $8,385,000 for the year ended December 31, 1994, an increase of approximately $3,912,000. This increase was primarily due to rental income of $3,706,000 from the newly acquired properties. Rental income from the existing residential properties increased approximately $266,000, primarily due to increased rental rates; residential occupancy levels remained relatively stable. This increase was partially offset by decreased rental income at existing commercial properties of $60,000. The decrease was primarily due to a vacancy in the East Hampton Mall, a decrease in charges for common area maintenance expenses at the Lewiston Mall, and a decrease in percentage rents at the Timpany Plaza Shopping Center. Laundry and sundry income increased approximately $41,000 due to the newly acquired properties.

    Expenses for the year ended December 31, 1995 were approximately $15,576,000, compared to approximately $7,658,000 for the year ended December 31, 1994, an increase of approximately $7,918,000. The most significant component of this increase was the impairment loss of $3,250,000 recorded for the Lewiston Mall in the fourth quarter of 1995. Other significant changes were due to the acquisition of new properties. Interest expense increased to approximately $3,432,000 for the year ended December 31, 1995 from approximately $1,672,000 for the year ended December 31, 1994, an increase of approximately $1,760,000. The increase was directly related to the increase in outstanding mortgages. Other significant changes were also due to the acquisition of new properties and consisted of an increase in depreciation and amortization expense of approximately $703,000; an increase in operating expenses of approximately $367,000; an increase in repairs and maintenance expenses of approximately $793,000; and increases in administrative expenses, management fees, renting expenses, and taxes and insurance of approximately $286,000, $206,000, $210,000, and $343,000 respectively.

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

    The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two parties have agreed to relet space formerly leased by the tenant and divide the net income or loss after paying to the Partnership an annual minimum rent of approximately $84,000. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets.

    The Partnership's share of income for 1995 in the joint venture at the Timpany Plaza Shopping Center was approximately $29,000 compared to approximately $43,000 in 1994, a decrease of approximately $14,000. This decrease was due to an increase in the operating expenses in connection with the joint venture.

    In 1994, the Partnership reported other income of $130,000 of which $100,000 represented the cost of energy-saving devices installed at the Partnership's properties by utility companies at no cost to the Partnership. The additional $30,000 represents the elimination of a provision for estimated liabilities in connection with the Partnership's investment in a partnership.

    As a result of the changes discussed above, the net loss for the year ended December 31, 1995 was approximately $2,875,000, compared to net income for the year ended December 31, 1994 of approximately $1,073,000, a decrease of approximately $3,948,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal sources of cash during 1996 and 1995 were the collection of rents and the refinancing of Partnership properties. The majority of cash and cash equivalents totaling $1,830,605 in 1996 and $2,706,124 in 1995 was principally invested in a U.S. government money market account. This represents a decrease of $875,519 from 1995. Additionally, the Partnership has a short-term investment of $51,528 at December 31, 1996, compared to $48,877 at December 31, 1995. This investment consisted of a certificate of deposit with a maturity of up to one year from the date of purchase.

    In November 1996, the Partnership and its subsidiaries acquired a residential apartment complex consisting of 36 apartments in Lowell, Massachusetts. The total purchase price of this property was approximately $790,000, and was funded from the Partnership's cash reserves.

    During 1995, the Partnership acquired six properties for a total purchase price of approximately $32,123,000. The acquisitions were financed by new mortgages on the acquired properties totaling $23,956,000. Additional funds, totaling $22,446,000 were provided by 13 mortgages on refinanced or debt-free properties. Approximately $10,900,000 of this amount was used to repay existing mortgages, and approximately $11,546,000 was used in the acquisition of the above properties. In conjunction with these mortgages, the lender required that separate escrow accounts totaling approximately $870,000 be established to fund capital improvements at each of the properties. The Partnership is required to make additional monthly payments of approximately $34,000 to fund these escrow accounts. In connection with these new mortgages, a substantial number of the Partnership's properties were restructured into separate Subsidiary Partnerships.

    In 1996, the Partnership announced a plan under which it may repurchase up to $500,000 of its Depository Receipts from existing holders of securities. The repurchase plan may take place over a period of one year or more. The purchase price will be equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of the repurchase. In 1996, the Partnership purchased 15,915 depository receipts for a total cost of $110,060. In addition, the Partnership purchased Class B and General Partnership units for a total cost of $27,517 to maintain the required ownership percentages.

    During 1996, the Partnership and its Subsidiary Partnerships completed certain capital improvements to their properties at a total cost of approximately $2,400,000. These improvements were funded from the aforementioned escrow accounts, as well as from cash reserves. The most significant improvements were made at the Westgate apartments in Woburn, Massachusetts for a total cost of approximately $437,000. Additional capital improvements of approximately $341,000, $221,000, $196,000, $135,000 and $127,000 were made to the Redwood Apartments, 1144 Commonwealth Avenue, Lewiston Mall, Boylston Downtown and 1137 Commonwealth Avenue properties, respectively.

    In 1997, the Partnership and its Subsidiary Partnerships plan to invest approximately $2,200,000 in capital improvements, of which approximately $1,900,000 is designated for residential properties and approximately $300,000 is designated for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

    The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

    Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved of this purpose. The Partnership will consider refinancing existing properties if either insufficient funds exist from cash reserves to repay existing mortgages or if funds for future acquisitions are not available.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The discussion above and elsewhere in this Annual Report contain information based upon management's belief and forward looking statements that involve a number of risks, uncertainties and assumptions. There can be no assurances that actual results will not differ materially as a result of various factors, including but not limited to the following:

    The Timpany Plaza Shopping Center in Gardner, Massachusetts is 47% vacant at March 14, 1997. If the space remains unoccupied, the 1997 rental income would be approximately $200,000 less than 1996. Should circumstances remain the same in 1997, the Partnership may need to review the carrying value of this property for impairment in accordance with the Statement of Financial Accounting Standards No. 121 (FAS No. 121).

    A major tenant of the Lewiston Mall in Lewiston, Maine, which paid approximately $240,000 in 1996, can terminate its lease with nine months notice effective January 1, 1997. The Partnership is currently negotiating to obtain a long-term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Partnership appear on pages F-1 through F-20 of this Form 10-K and are indexed herein under Item 14(a)(1).

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

    Since October 1992, the General Partner employed the Hamilton Partnership as the management company to manage the Partnership's and its Subsidiary Partnership's properties. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company, a Massachusetts corporation, was the 99% general partner of Hamilton Partnership. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "ITEM 11. EXECUTIVE COMPENSATION" for information concerning fees paid by the Partnership to the Hamilton Company during 1996.

    Because the General Partner has employed the Hamilton Company as the manager for the Properties, the General Partner has no employees.

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

NAME AND POSITION                           AGE                                OTHER POSITIONS
--------------------------------------      ---      --------------------------------------------------------------------
Ronald Brown..........................          61   Associate, Hamilton Realty Company (since 1967); Treasurer, R. Brown
  President, Clerk and Director                      Partners Inc. (since 1985), President, Secretary and sole proprietor
  (since 1984)                                       (since April 1989); Member, Greater Boston Real Estate Board (since
                                                     1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Trustee of Reservations (since 1988); Director, Brookline Music
                                                     School (since 1993); President, Brookline Chamber of Commerce
                                                     (1990-1992); Director, Coolidge Corner Theater Foundation
                                                     (1990-1993); President, Brookline Property Owner's Association
                                                     (1981-1990); Trustee, Brookline Hospital (1982-1989), Director,
                                                     Brookline Symphony Orchestra (since 1996), Treasurer, Brookline
                                                     Greenspace Alliance.
Harold Brown..........................          72   Sole proprietor, Hamilton Realty (since 1955); Trustee of Wedgestone
  Company Treasurer and Director                     Realty Investors Trust (1982-1985); (since 1984) Chairman of the
                                                     Board and principal stockholder of the Wedgestone Advisory
                                                     Corporation (1980-1985); Director of AFC Financial Corp.
                                                     (1983-1985); Member, Greater Boston Real Estate Board; Director,
                                                     Coolidge Bank and Trust (1980-1983).

    As discussed under "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS," in 1996 the Partnership repurchased certain Partnership Units from each of Harold Brown, Ronald Brown and the General Partner, and the repurchase of these units will be reported by each of Harold Brown and Ronald Brown on a Form 5 for 1996.

                      COMPLIANCE WITH SECTION 16(A) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors and executive officers, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file with the Securities and Exchange Commission reports of ownership changes and changes in ownership of the Partnership. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required the Partnership believes that during 1996 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Harold Brown and Ronald Brown failed to file Forms 4 covering the sale of the Partnership's Class B Partnership Units and General Partnership Units repurchased by the Partnership to maintain the required ownership percentages. Each of Ronald Brown and Harold Brown are filing a Form 5 Annual Statement of Changes in Beneficial Ownership contemporaneously with the filing of this Annual Report.

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

    In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the management company, the Hamilton Company. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The total Management Fee charged by the Hamilton Company during 1996 was approximately $677,000. In 1996, the Partnership and its Subsidiary Limited Partnerships also paid to the Hamilton Company Administrative Fees of approximately $511,000, inclusive of construction supervision and architectural fees of $232,000, repairs and maintenance service fees of $115,000, legal fees of $147,000 and rental fees of $17,000. No commission was paid to the management company in 1996. In addition, during 1996 the Partnership paid the Hamilton Company $50,000 for certain accounting services, which were provided by an outside company prior to 1993.

    The management services provided by the Hamilton Company include, but are not limited to, collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of the Hamilton Company to provide asset management services to the Partnership for which the Partnership paid approximately $29,000 in 1996.

    Members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown receive $200 for each committee meeting attended. The Advisory Committee held six meetings during 1996. In addition, in 1996 and 1995, the Partnership paid the Hamilton Company additional construction supervision fees of $16,800 and $14,400 respectively, of which $16,800 and $12,000 were paid to Ronald Brown.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 14, 1997, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Boston EquiServe Limited Partnership ("Boston EquiServe"), which under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 14, 1997, pursuant to the Deposit Agreement, Boston EquiServe was serving as the record holder of the Class A Units with respect to which 1,055,456 Depositary Receipts had been issued to 1,642 holders. As of March 14, 1997, there were issued and outstanding 33,756 Class A Units held by 1,519 limited partners and 33,234 Class B Units and 1,749 General Partnership Units held by the persons listed below.

    The following table sets forth certain information regarding each class of Partnership Units beneficially owned on March 14, 1997 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

                                        CLASS A                        CLASS B                   GENERAL PARTNERSHIP
                              ----------------------------  ------------------------------  ------------------------------
                                                 % OF                           % OF                            % OF
                                NUMBER OF     OUTSTANDING     NUMBER OF      OUTSTANDING      NUMBER OF      OUTSTANDING
                                  UNITS          UNITS          UNITS           UNITS           UNITS           UNITS
5% OWNERS DIRECTORS AND       BENEFICIALLY   BENEFICIALLY   BENEFICIALLY    BENEFICIALLY    BENEFICIALLY    BENEFICIALLY
OFFICERS                          OWNED          OWNED          OWNED           OWNED           OWNED           OWNED
----------------------------  -------------  -------------  -------------  ---------------  -------------  ---------------
Harold Brown
  c/o New England
  Realty Associates
  Limited Partnership
  39 Brighton Ave.
  Allston, MA 02110
NERA 1994 Irrevocable Trust
  c/o Lane & Altman
  101 Federal St.
  Boston, MA 02110                       (1)            (1)      24,925(2)           75%(2)            (3)          100%(3)
Ronald Brown
  c/o New England
  Realty Associates
  Limited Partnership
  39 Brighton Ave.
  Allston, MA 02110.........          755(4)         0.5%(4)       8,309             25%               (3)          100%(3)
NewReal, Inc.
  39 Brighton Ave.
  Allston, MA 02134                     0              0              0               0           1,749             100%
All directors and officers
  as a group................        7,064(5)         5.1%(5)      32,234(6)          100%(6)            (3)          100%(3)

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

(2) Consists of Class B Units held by the Trust. See Note (1) above. Harold Brown currently has no voting or investment power over the Class B Units held by the Trust and disclaims beneficial ownership of such Class B Units. The Trustees share voting and investment power over the Class B Units held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 24,925 Class B Units held by the Trust. The Trustees have no pecuniary interest in the Class B Units held by the Trust and disclaim beneficial ownership of such Class B Units.

(3) Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,749 of the General Partnership Units held of record by NewReal, Inc.

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

(5) Consists of the Class A Units described in Notes (1) and (4) above.

(6) Includes the Class B Units described in Note (2) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    With the exception of the Riverside Apartment Complex, which was owned by the Partnership prior to its conversion into condominiums, all of the buildings in which the Condominium Units are located were developed or partially owned by Harold Brown, together, in certain instances, with Ronald Brown. In addition, certain Subsidiary Partnerships purchased certain properties in 1995 from entities in which Harold Brown had substantial equity interest. In each case, the General Partner believes that the Partnership and its Subsidiary Partnerships acquired the Condominium Units and the other properties purchased in 1995 at prices not in excess of fair market value.

    In 1995, Harold Brown, through an entity in which he is the majority shareholder, loaned the Partnership $1,175,000 to purchase certain property. The loan was repaid in May, 1995 with interest at rates from 8.5% to 9%. Total interest paid on the loan was $38,073.

    In addition, Harold Brown is a limited partner as well as a general partner in the limited partnership which owns the Investment Property. Harold Brown's interest in the Investment Property referred to herein as the West Peabody Limited Partnership is 79.0%.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K

    (a) 1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

        Independent Auditors' Report

        Consolidated Balance Sheets at December 31, 1996 and 1995

        Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the years ended December 31,
           1996, 1995, and 1994

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

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter.

                         SELECTED FINANCIAL INFORMATION

INCOME STATEMENT INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------
                                            1996           1995           1994          1993           1992
                                        -------------  -------------  ------------  -------------  -------------
Revenues..............................  $  16,634,883  $  12,459,478  $  8,506,195  $   8,414,801  $   8,296,670
Expenses..............................     15,909,234     15,575,565     7,658,215      7,388,323      7,357,327
Income (Loss) from Operations.........        725,649     (3,116,087)      847,980      1,026,478        939,343
Other Income..........................        186,781        241,276       224,571        113,537        164,500
Net Income (Loss).....................        912,430     (2,874,811)    1,072,551      1,140,015      1,103,843
Net Income (Loss) per Unit............           5.17         (16.23)         6.05           6.36           6.13
Net Income (Loss) per Depository
  Receipt.............................            .52          (1.62)          .61            .64            .61
Distributions to Partners per Unit....           6.80           6.80          6.80           6.80           6.80
Distributions to Partners per
  Depository Receipt..................            .68            .68           .68            .68            .68

BALANCE SHEET INFORMATION

Total Assets..........................  $  58,788,939  $  59,750,970    28,321,816  $  27,693,357  $  28,624,502
Net Real Estate Investments...........     52,239,981     51,688,269    23,782,167     23,665,365     23,182,129
Total Debt Outstanding................     52,538,499     53,072,037    18,742,909     17,884,116     18,693,789
Partners' Capital.....................      3,898,498      4,323,402     8,400,979      8,556,758      8,746,369

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEW ENGLAND REALTY ASSOCIATES LIMITED
                                PARTNERSHIP

                                By:                NewReal, Inc.,
                                                its General Partner

                                By:               /s/ RONALD BROWN
                                     -----------------------------------------
                                                   Ronald Brown,
                                                     PRESIDENT

                                               Dated: March 31, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Director of
       /s/ RONALD BROWN           the General Partner
------------------------------    (Principal Executive        March 31, 1997
         Ronald Brown             Officer)

                                Treasurer and Director of
       /s/ HAROLD BROWN           the General Partner
------------------------------    (Principal Financial        March 31, 1997
         Harold Brown             Officer and Principal
                                  Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                               DESCRIPTION OF EXHIBIT                                        PAGE
-----------             -------------------------------------------------------------------------------------------     -----
       (3)      --      Second Amended and Restated Contract of Limited Partnership(1)
    (4)(a)      --      Specimen certificate representing Depositary Receipts(2)
       (b)      --      Description of rights of holders of Partnership securities*
       (c)      --      Deposit Agreement, dated August 12, 1987, between the General Partner and the First
                        National Bank of Boston(3)
      (10)      --      Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of
                        Omnibus Realty Trust, a nominee trust.(4)
      (21)      --      Subsidiaries of the Partnership.(5)
      (27)      --      Financial Data Schedule of Partnership

------------------------

(1) Incorporated by reference to Exhibit A to the Partnership's Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.

(2) Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership's Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.

(3) Incorporated herein by reference to Exhibit 2(b) to the Partnership's Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.

(4) Incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K dated June 30, 1995.

(5) Incorporated by reference to Note 2 to Financial Statements included as part of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

The Partners
New England Realty Associates Limited Partnership

    We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and its Subsidiary Partnerships as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiary Partnerships at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the consolidated financial statements, in 1995 the Partnership adopted the method of accounting for impairment of long-lived assets prescribed by Statement of Financial Accounting Standards No. 121.

/s/ MILLER WACHMAN LLP
CERTIFIED PUBLIC ACCOUNTANTS

Boston, Massachusetts
March 14, 1997

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
ASSETS
Rental Properties..................................................................  $  52,293,981  $  51,688,269
Cash and Cash Equivalents..........................................................      1,830,605      2,706,124
Short-term Investments.............................................................         51,528         48,877
Rents Receivable...................................................................        688,245        684,409
Real Estate Tax Escrows............................................................        503,234        538,945
Prepaid Expenses and Other Assets..................................................      1,696,237      1,933,472
Investment in Joint Venture........................................................         93,734        129,989
Financing and Leasing Fees.........................................................      1,631,375      2,020,885
                                                                                     -------------  -------------
  TOTAL ASSETS.....................................................................  $  58,788,939  $  59,750,970
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable..................................................................  $  52,538,499  $  53,072,037
Accounts Payable and Accrued Expenses..............................................        684,626        804,865
Advance Rental Payments and Security Deposits......................................      1,667,316      1,550,666
                                                                                     -------------  -------------
  Total Liabilities................................................................     54,890,441     55,427,568
Commitments and Contingent Liabilities (Note 9)
Partners' Capital:
  175,163 units outstanding in 1996 and 177,152 in 1995............................      3,898,498      4,323,402
                                                                                     -------------  -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL............................................  $  58,788,939  $  59,750,970
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  ------------
Revenues:
  Rental income......................................................  $  16,448,939  $  12,296,735  $  8,384,546
  Laundry and sundry income..........................................        185,944        162,743       121,649
                                                                       -------------  -------------  ------------
                                                                          16,634,883     12,459,478     8,506,195
                                                                       -------------  -------------  ------------
Expenses:
  Administrative.....................................................        854,337        836,048       550,142
  Depreciation and amortization......................................      3,055,786      2,339,883     1,636,390
  Interest...........................................................      4,729,769      3,432,090     1,672,035
  Management fees....................................................        699,806        522,842       339,668
  Operating..........................................................      1,908,616      1,257,852       890,885
  Renting............................................................        287,485        359,053       149,310
  Repairs and maintenance............................................      2,577,952      2,175,014     1,359,490
  Taxes and insurance................................................      1,795,483      1,402,783     1,060,295
  Impairment loss....................................................       --            3,250,000       --
                                                                       -------------  -------------  ------------
                                                                          15,909,234     15,575,565     7,658,215
                                                                       -------------  -------------  ------------
  Income (Loss) from Operations......................................        725,649     (3,116,087)      847,980
                                                                       -------------  -------------  ------------
Other Income:
  Interest income....................................................        156,127         59,909        51,826
  Income from investments in partnerships and joint venture..........         12,294         28,904        42,745
  Gain on sale of rental properties..................................       --              152,463       --
  Other..............................................................         18,360       --             130,000
                                                                       -------------  -------------  ------------
                                                                             186,781        241,276       224,571
                                                                       -------------  -------------  ------------
Net Income (Loss)....................................................  $     912,430  $  (2,874,811) $  1,072,551
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Net Income (Loss) per Unit...........................................  $        5.17  $      (16.23) $       6.05
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Weighted Average Number of Units Outstanding.........................        176,572        177,152       177,344
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                              UNITS
                   ------------------------------------------------------------
                                                               LESS
                       LIMITED                               TREASURY
                   ----------------     GENERAL      SUB-     UNITS,
                   CLASS A  CLASS B   PARTNERSHIP    TOTAL   AT COST     TOTAL
                   -------  -------   -----------   -------  --------   -------
Balance, January
  1, 1994........  144,180  34,243       1,802      180,225   2,561     177,664
Unit Buyback.....    --       --         --           --        512        (512)
Distributions to
  Partners.......    --       --         --           --       --         --
Net Income.......    --       --         --           --       --         --
                   -------  -------      -----      -------  --------   -------
Balance, December
  31, 1994.......  144,180  34,243       1,802      180,225   3,073     177,152
Distributions to
  Partners.......    --       --         --           --       --         --
Net Income
  (Loss).........    --       --         --           --       --         --
                   -------  -------      -----      -------  --------   -------
Balance, December
  31, 1995.......  144,180  34,243       1,802      180,225   3,073     177,152
Unit Buyback.....    --       --         --           --      1,989      (1,989)
Distribution to
  Partners.......    --       --         --           --       --         --
Net Income.......    --       --         --           --       --         --
                   -------  -------      -----      -------  --------   -------
Balance, December
  31, 1996.......  144,180  34,243       1,802      180,225   5,062     175,163
                   -------  -------      -----      -------  --------   -------
                   -------  -------      -----      -------  --------   -------

                                    PARTNERS' CAPITAL
                   ---------------------------------------------------

                           LIMITED
                   ------------------------    GENERAL
                     CLASS A      CLASS B    PARTNERSHIP      TOTAL
                   -----------  -----------  -----------   -----------
Balance, January
  1, 1994........  $ 6,821,992  $ 1,648,030   $ 86,736     $ 8,556,758
Unit Buyback.....      --           (24,350)    (1,250)        (25,600)
Distributions to
  Partners.......     (962,184)    (228,519)   (12,027)     (1,202,730)
Net Income.......      858,041      203,785     10,725       1,072,551
                   -----------  -----------  -----------   -----------
Balance, December
  31, 1994.......  $ 6,717,849  $ 1,598,946   $ 84,184     $ 8,400,979
Distributions to
  Partners.......     (962,213)    (228,526)   (12,027)     (1,202,766)
Net Income
  (Loss).........   (2,299,849)    (546,214)   (28,748)     (2,874,811)
                   -----------  -----------  -----------   -----------
Balance, December
  31, 1995.......  $ 3,455,787  $   824,206   $ 43,409     $ 4,323,402
Unit Buyback.....     (110,060)     (26,141)    (1,376)       (137,577)
Distribution to
  Partners.......     (959,806)    (227,954)   (11,997)     (1,199,757)
Net Income.......      729,944      173,362      9,124         912,430
                   -----------  -----------  -----------   -----------
Balance, December
  31, 1996.......  $ 3,115,865  $   743,473   $ 39,160     $ 3,898,498
                   -----------  -----------  -----------   -----------
                   -----------  -----------  -----------   -----------

    See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                    ---------------------------------------------
                                                                        1996            1995            1994
                                                                    -------------  --------------  --------------
Cash Flows from Operating Activities:
  Net income (loss)...............................................  $     912,430  $   (2,874,811) $    1,072,551
                                                                    -------------  --------------  --------------
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization.................................      3,055,786       2,339,883       1,636,390
    (Income) from investments in partnerships and joint venture...        (12,294)        (28,904)        (42,745)
    Impairment loss...............................................       --             3,250,000        --
    (Gain) on sale of rental properties                                  --              (152,463)       --
    Contribution by utility companies.............................       --              --              (100,000)
    (Increase) Decrease in rents receivable.......................         (3,836)        (41,305)         50,874
    (Increase) in financing and leasing fees......................        (53,449)     (1,970,607)        (82,961)
    Increase (Decrease) in accounts payable.......................       (120,239)        183,876        (108,296)
    (Increase) Decrease in real estate tax escrows................         35,711        (515,387)         31,081
    (Increase) Decrease in prepaid expenses and other assets......        237,235      (1,444,689)        (52,527)
    Increase in advance rental payments and security deposits.....        116,650         993,727          33,741
                                                                    -------------  --------------  --------------
    Total Adjustments.............................................      3,255,564       2,614,131       1,365,557
                                                                    -------------  --------------  --------------
    Net cash provided by (used in) operating activities...........      4,167,994        (260,680)      2,438,108
                                                                    -------------  --------------  --------------
Cash Flows from Investing Activities:
  Distribution from joint venture.................................         48,549          64,255          82,350
  Payment for purchase and improvement of rental properties.......     (3,218,539)    (31,436,551)     (3,474,764)
  Maturity of short-term investments..............................       --              --               793,787
  Purchase of short-term investments..............................         (2,651)         (3,322)        (45,555)
  Proceeds from sale of properties................................       --               219,706        --
                                                                    -------------  --------------  --------------
Net cash (used in) investing activities...........................     (3,172,641)    (31,155,912)     (2,644,182)
                                                                    -------------  --------------  --------------
Cash Flows from Financing Activities:
  Principal payments and early repayment of mortgages payable.....       (533,538)    (10,897,871)     (5,376,207)
  Proceeds from mortgages.........................................       --            46,402,000       5,060,000
  Distributions to partners.......................................     (1,199,757)     (1,202,766)     (1,202,730)
  Purchase of treasury units......................................       (137,577)       --               (25,600)
  Proceeds from (repayment of) note payable.......................       --            (1,175,000)      1,175,000
                                                                    -------------  --------------  --------------
    Net cash provided by (used in) financing activities...........     (1,870,872)     33,126,363        (369,537)
Net (Decrease) Increase in Cash and Cash Equivalents..............       (875,519)      1,709,771        (575,611)
Cash and Cash Equivalents, Beginning..............................      2,706,124         996,353       1,571,964
                                                                    -------------  --------------  --------------
Cash and Cash Equivalents, Ending.................................  $   1,830,605  $    2,706,124  $      996,353
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties were restructured into separate subsidiary limited partnerships. The financial statements for prior periods are unchanged.

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

    ACCOUNTING ESTIMATES: The preparation of the financial statements is in accordance with generally accepted accounting principles (GAAP) requiring management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

    REVENUE RECOGNITION: Rental income from residential and commercial properties is recognized ratably over the term of the related lease. Amounts sixty days in arrears are charged against income. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

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

    FINANCING AND LEASING FEES: Financing fees are capitalized and amortized, using the interest method, over the life of the related mortgages. Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease.

    INCOME TAXES: The financial statements have been prepared under the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes on income has been recorded.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS: The Partnerships consider cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less.

    SHORT-TERM INVESTMENTS: The Partnerships consider short-term investments to be any bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value.

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1996, 1995, or 1994. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At December 31, 1996, approximately $1,212,000 of cash and cash equivalents exceeded federally insured amounts of which approximately $1,200,000 was held in a money market fund invested in U.S. Government securities.

NOTE 2--RENTAL PROPERTIES

    Rental properties consist of the following:

                                                                              DECEMBER 31,
                                                                      ----------------------------
                                                                                                       USEFUL
                                                                          1996           1995           LIFE
                                                                      -------------  -------------  -------------
Land................................................................  $   9,710,733  $   9,554,732       --
Buildings...........................................................     43,622,868     42,988,784  25-31 years
Building improvements...............................................     10,648,403      9,437,144  15-31 years
Kitchen cabinets....................................................        940,870      1,089,407  5-10 years
Carpets.............................................................        977,574      1,028,473  5-10 years
Air conditioning....................................................        233,995         87,745  7-10 years
Land improvements...................................................        599,909        422,646  10-31 years
Laundry equipment...................................................         45,248         46,994  5-7 years
Elevators...........................................................         16,842         16,842  20 years
Swimming pools......................................................         42,450         42,450  10 years
Equipment...........................................................        311,809        166,132  5-7 years
Motor vehicles......................................................         49,852         46,704  5 years
Fences..............................................................         20,785         22,229  5-10 years
Furniture and fixtures..............................................        201,638         95,793  5-7 years
Smoke alarms........................................................          6,224          6,224  5-7 years
                                                                      -------------  -------------
                                                                         67,429,200     65,052,299
Less accumulated depreciation.......................................     15,135,219     13,364,030
                                                                      -------------  -------------
                                                                      -------------  -------------
                                                                      $  52,293,981  $  51,688,269
                                                                      -------------  -------------
                                                                      -------------  -------------

    On December 11, 1996, the Partnership acquired a residential complex containing 36 apartment units in Lowell, Massachusetts for a purchase price of approximately $790,000. The purchase was paid from the Partnership's cash reserves and is unencumbered.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
    On June 30, 1995, the Partnerships purchased for $30,198,000 five properties containing an aggregate of 809 residential apartments and 18,400 square feet of commercial space. The purchase was paid for in part with the proceeds from the refinancing of thirteen of the Partnerships' properties and the issuance of new mortgage notes payable aggregating $22,627,000 and maturing in ten years. The properties were acquired from a trust owned nominally by the majority shareholder of NERA's General Partner. In substance, the properties were owned by the trust's secured lender under a previous restructuring agreement whereby the lender received all of the operating income from the properties as well as the proceeds from the sale to NERA. The Partnerships have recorded the purchase at the amount paid for the properties and have allocated the amounts to the individual properties acquired. In 1995, an entity owned by the majority shareholder of the Partnership's General Partner received a fee of $300,000 from the trust's secured lender.

    Included in rental properties is a building in Newton, Massachusetts acquired by the Partnership on January 25, 1995. The building consists of 21,223 square feet of commercial space, 9 residential units, and 29 parking spaces for a total purchase price of $1,925,000. This building was acquired from an entity in which the majority shareholder of NERA's General Partner had a substantial ownership interest. The Partnership's management company received a fee of approximately $11,000 from the seller in this transaction. To facilitate this acquisition, the Partnership's management company, an entity owned by the majority shareholder of NERA's General Partner, loaned the Partnership $1,175,000 in December 1994. In May 1995, the Partnership refinanced this property and obtained a $1,329,000 mortgage payable in 10 years with interest at 9.25%, and paid off the existing loan of $1,175,000 to the management company. Total interest paid on this refinanced loan was $38,073.

    The operating results of these acquired properties have been included in the consolidated statements of operations since the date of acquisition. The following unaudited proforma results assume the acquisitions in 1995 occurred at the beginning of 1994 and are based on historical amounts adjusted for changes in interest expense and depreciation and amortization (stated in thousands except for per unit amounts):

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1994
                                                                          ---------  ---------
Rental income...........................................................  $  15,789  $  15,168
Operating income (loss).................................................     (3,320)       (71)
Net income (loss).......................................................     (3,078)       154
Income (loss) per unit..................................................     (17.38)       .87

    The proforma amounts do not include the immaterial impact of the December 1996 acquisition of the Highland Avenue property in Lowell, Massachusetts, referred to above.

    The proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquistion in 1995 been consummated at January 1, 1994, nor are these results necessarily indicative of future operating results.

    In 1995, the Partnership sold two condominiums located in Stoneham and Boston, Massachusetts. The sales price, net of closing costs, was $219,706, and the gain of $152,463 is included in other income.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
    In the fourth quarter of 1995, the Partnerships recorded a special charge of $3,250,000 relating to the early adoption of Statement of Financial Accounting Standards No. 121 (FAS 121) on accounting for the impairment of long-lived assets, effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 1995, the Lewiston Mall, with a carrying value of approximately $8,200,000, was remortgaged for $2,933,000. As part of this refinancing, the lender obtained an appraisal of $5,000,000. A further analysis of estimated future cash flows, as required by FAS 121, indicated an impairment. The carrying value of the Lewiston Mall has been reduced to the net present value of expected future cash flows, which approximates the aforementioned appraisal.

    Included in other income in the fourth quarter of 1994 is $100,000 representing the approximate fair value of insulation and other energy saving devices installed in residential properties by utility companies at no cost to the Partnership. Statement of Financial Accounting Standards No. 116 (FAS No.
116) requires that contributions received shall be recognized as revenues or gain in the period received and as assets. These building improvements will be depreciated over their expected useful lives.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES

    Real estate and accumulated depreciation as of December 31, 1996 is:

                                                                             COST
                                                  INITIAL COST TO         CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED AT CLOSE
                                                                         SUBSEQUENT TO
                                                  PARTNERSHIPS (1)        ACQUISITION                  OF PERIOD
                             ENCUMBRANCES    --------------------------       (2)       ----------------------------------------
                                (FIRST                     BUILDINGS &   -------------                BUILDINGS &
                              MORTGAGES)        LAND      IMPROVEMENTS   IMPROVEMENTS      LAND      IMPROVEMENTS      TOTALS
                           ----------------  -----------  -------------  -------------  -----------  -------------  ------------
Condominium Units
  Residential Units
  Massachusetts..........    $          0    $    33,746   $   311,527    $    53,165   $    33,746   $   364,692   $    398,438
Westgate Woburn
  Residential Apartments
  Woburn,
  Massachusetts..........       6,826,269        461,300     2,424,636      4,349,209       461,300     6,773,845      7,235,145
Coach L.P.
  Residential Apartments
  Acton, Massachusetts...       1,186,593        140,600       445,791        471,443       140,600       917,234      1,057,834
Avon Street Apartments
  L.P.
  Residential Apartments
  Malden,
  Massachusetts..........       1,773,465         62,700       837,318        253,001        62,700     1,090,319      1,153,019
Middlesex Apartments L.P.
  Residential Apartments
  Newton,
  Massachusetts..........       1,095,121         37,700       161,012        200,618        37,700       361,630        399,330
Clovelly Apartments L.P.
  Residential Apartments
  Nashua, New
  Hampshire..............       2,074,129        177,610     1,478,359        412,840       177,610     1,891,199      2,068,809
Nashoba Apartments L.P.
  Residential Apartments
  Acton, Massachusetts...       1,083,344         79,650       284,548        631,231        79,650       915,779        995,429
River Drive L.P.
  Residential Apartments
  Danvers,
  Massachusetts..........       1,536,017         72,525       587,777        974,861        72,525     1,562,638      1,635,163
Executive Apartments L.P.
  Residential Apartments
  Framingham,
  Massachusetts..........       1,779,375         91,400       740,360        814,360        91,400     1,554,720      1,646,120
Willard Apartments L.P.
  Residential Apartments
  Quincy,
  Massachusetts..........         291,838         15,825        63,477        141,480        15,825       204,957        220,782
Olde English Apartments
  L.P.
  Residential Apartments
  Lowell,
  Massachusetts..........       1,397,278         46,181       878,323        486,959        46,181     1,365,282      1,411,463


                             ACCUMULATED
                            DEPRECIATION       DATE
                                 (3)         ACQUIRED
                           ---------------  -----------
Condominium Units
  Residential Units
  Massachusetts..........   $     241,148       Various
Westgate Woburn
  Residential Apartments
  Woburn,
  Massachusetts..........       3,474,968    Sept. 1977
Coach L.P.
  Residential Apartments
  Acton, Massachusetts...         558,481    Sept. 1977
Avon Street Apartments
  L.P.
  Residential Apartments
  Malden,
  Massachusetts..........         773,032    Sept. 1977
Middlesex Apartments L.P.
  Residential Apartments
  Newton,
  Massachusetts..........         163,577    Sept. 1977
Clovelly Apartments L.P.
  Residential Apartments
  Nashua, New
  Hampshire..............       1,245,319    Sept. 1977
Nashoba Apartments L.P.
  Residential Apartments
  Acton, Massachusetts...         437,221    Sept. 1977
River Drive L.P.
  Residential Apartments
  Danvers,
  Massachusetts..........         769,778    Sept. 1977
Executive Apartments L.P.
  Residential Apartments
  Framingham,
  Massachusetts..........         996,273    Sept. 1977
Willard Apartments L.P.
  Residential Apartments
  Quincy,
  Massachusetts..........          84,181    Sept. 1977
Olde English Apartments
  L.P.
  Residential Apartments
  Lowell,
  Massachusetts..........         944,616    Sept. 1977

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)

                                                                             COST
                                                  INITIAL COST TO         CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED AT CLOSE
                                                                         SUBSEQUENT TO
                                                  PARTNERSHIPS (1)        ACQUISITION                  OF PERIOD
                             ENCUMBRANCES    --------------------------       (2)       ----------------------------------------
                                (FIRST                     BUILDINGS &   -------------                BUILDINGS &
                              MORTGAGES)        LAND      IMPROVEMENTS   IMPROVEMENTS      LAND      IMPROVEMENTS      TOTALS
                           ----------------  -----------  -------------  -------------  -----------  -------------  ------------
Oak Ridge Apartments L.P.
  Residential Apartments
  Foxboro,
  Massachusetts..........       2,090,990        135,300       406,544        929,401       135,300     1,335,945      1,471,245
Commonwealth 1137 L.P.
  Residential Apartments
  Boston,
  Massachusetts..........       1,260,875        342,000     1,367,669        148,682       342,000     1,516,351      1,858,351
Commonwealth 1144 L.P.
  Residential Apartments
  Boston,
  Massachusetts..........       5,268,093      1,410,000     5,664,816        238,277     1,410,000     5,903,093      7,313,093
Boylston Downtown L.P.
  Residential Apartments
  Boston,
  Massachusetts..........       7,742,561      2,112,000     8,593,111        285,808     2,112,000     8,878,919     10,990,919
North Beacon 140 L.P.
  Residential Units
  Boston,
  Massachusetts..........       3,459,526        936,000     3,762,013        149,732       936,000     3,911,745      4,847,745
Redwood Hills L.P.
  Residential Units
  Worcester,
  Massachusetts..........       4,557,866      1,200,000     4,810,604        407,341     1,200,000     5,217,945      6,417,945
East Hampton L.P.
  Strip Shopping Mall
  East Hampton,
  Connecticut............       1,412,639        394,011     1,182,031      1,233,605       394,011     2,415,636      2,809,647
Timpany Plaza L.P.
  Shopping Mall
  Gardner,
  Massachusetts..........       3,509,392        378,125     4,729,978        332,191       378,125     5,062,169      5,440,294
Lewiston Mall L.P.(4)
  Shopping Mall
  Lewiston, Maine........       2,887,296      1,043,059     3,694,731        369,120     1,043,059     4,063,851      5,106,910
Linhart L.P.
  Residential/ Commercial
  Newton,
  Massachusetts..........       1,305,832        385,000     1,540,000        236,434       385,000     1,776,434      2,161,434
Highland Street
  Apartments, L.P.
  Residential Apartments
  Lowell,
  Massachusetts..........               0        156,000       634,085              0       156,000       634,085        790,085
                           ----------------  -----------  -------------  -------------  -----------  -------------  ------------
                             $ 52,538,499    $ 9,710,732   $44,598,710    $13,119,758   $ 9,710,732   $57,718,468   $ 67,429,200
                           ----------------  -----------  -------------  -------------  -----------  -------------  ------------
                           ----------------  -----------  -------------  -------------  -----------  -------------  ------------


                             ACCUMULATED
                            DEPRECIATION       DATE
                                 (3)         ACQUIRED
                           ---------------  -----------
Oak Ridge Apartments L.P.
  Residential Apartments
  Foxboro,
  Massachusetts..........         600,644    Sept. 1977
Commonwealth 1137 L.P.
  Residential Apartments
  Boston,
  Massachusetts..........          88,788     July 1995
Commonwealth 1144 L.P.
  Residential Apartments
  Boston,
  Massachusetts..........         364,067     July 1995
Boylston Downtown L.P.
  Residential Apartments
  Boston,
  Massachusetts..........         562,550     July 1995
North Beacon 140 L.P.
  Residential Units
  Boston,
  Massachusetts..........         252,125     July 1995
Redwood Hills L.P.
  Residential Units
  Worcester,
  Massachusetts..........         321,422     July 1995
East Hampton L.P.
  Strip Shopping Mall
  East Hampton,
  Connecticut............         725,829    Sept. 1984
Timpany Plaza L.P.
  Shopping Mall
  Gardner,
  Massachusetts..........       2,181,393    Sept. 1985
Lewiston Mall L.P.(4)
  Shopping Mall
  Lewiston, Maine........         217,897     Feb. 1989
Linhart L.P.
  Residential/ Commercial
  Newton,
  Massachusetts..........         130,946     Jan. 1995
Highland Street
  Apartments, L.P.
  Residential Apartments
  Lowell,
  Massachusetts..........             964     Dec. 1996
                           ---------------
                            $  15,135,219
                           ---------------
                           ---------------

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
------------------------

(1) The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts and subsequent acquisitions at cost.

(2) Net of retirements, which are not significant.

(3) In 1996, rental properties were depreciated over the following estimated useful lives:

Assets............................................................................................     Life
                                                                                                      10-31
Buildings and Improvements........................................................................    years
Other Categories of Assets........................................................................  5-10 years

(4) Initial costs and carrying values are net of $3,250,000 improvement loss.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
    A reconciliation of rental properties and accumulated depreciation is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Rental Properties
  Balance, Beginning................................................  $  65,052,299  $  37,753,503  $  36,605,219
    Additions Buildings, improvements, and other assets.............      3,218,539     33,334,751      1,676,564
                                                                      -------------  -------------  -------------
                                                                         68,270,838     71,088,254     38,281,783
                                                                      -------------  -------------  -------------
  Deduct:
    Write-off of retired or disposed assets.........................        841,638      1,101,345        528,280
    Loss on impairment of rental properties.........................       --            4,934,610       --
                                                                      -------------  -------------  -------------
                                                                            841,638      6,035,955        528,280
                                                                      -------------  -------------  -------------
  Balance, Ending...................................................  $  67,429,200  $  65,052,299  $  37,753,503
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Accumulated Depreciation
  Balance, Beginning................................................  $  13,364,030  $  13,971,336  $  12,939,854
  Add:
    Depreciation for the year.......................................      2,612,827      2,111,405      1,559,762
                                                                      -------------  -------------  -------------
                                                                         15,976,857     16,082,741     14,499,616
                                                                      -------------  -------------  -------------
  Deduct:
    Accumulated depreciation of retired or disposed assets..........        841,638      1,034,101        528,280
    Loss on impairment of rental properties.........................       --            1,684,610       --
                                                                      -------------  -------------  -------------
                                                                            841,638      2,718,711        528,280
                                                                      -------------  -------------  -------------
  Balance, Ending...................................................  $  15,135,219  $  13,364,030  $  13,971,336
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $677,006, $504,842, and $334,868 in 1996, 1995, and 1994 respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1996, 1995, and 1994.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. In 1996, 1995, and 1994 approximately $511,000, $231,000, and $130,000 was charged to NERA for legal, construction, maintenance, and architectural services, and supervision of capital improvements. Approximately $232,000, $50,000, and $74,000 was capitalized in 1996, 1995 and 1994 in leasehold improvements. Included in the 1996 expenses referred to above, approximately $115,000 is recorded in repairs and maintenance, $147,000 in administrative expense, and $17,000 in renting expense. In 1995 and 1994 the balance of $181,000 and $56,000 was included in administrative expense. Additionally in 1996, 1995 and 1994, the Partnership paid to the management company $50,000, $30,000, and $30,000 respectively for accounting services previously provided by an outside company.

    The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1996, 1995, or 1994.

    In 1996, an unrelated individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $28,800 in 1996.

    Included in prepaid expenses and other assets were amounts due from related parties of $416,317 and $366,258 at December 31, 1996 and 1995 respectively, representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $82,856 and $105,924 at December 31, 1996 and December 31, 1995 respectively.

    See Note 10 for rental arrangements with the Timpany Plaza joint venture.

    As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.

    See Note 2 for fees paid to related parties by the sellers of the Partnerships' 1995 acquisitions.

NOTE 4--OTHER ASSETS

    The short-term investment, totalling $51,528 at December 31, 1996 and $48,877 at December 31, 1995, is carried at cost, which approximates fair value. Such investment at December 31, 1996 is a 5.07% certificate of deposit at Citizens Bank maturing in February 1997.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 4--OTHER ASSETS (CONTINUED)
    Included in prepaid expenses and other assets at December 31, 1996, is approximately $669,000 held in escrow to fund projected capital improvements. Additional payments of approximately $34,000 are paid monthly. As the improvements are made, funds are used from these escrow accounts.

    The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $93,734 and $129,989 at December 31, 1996 and December 31, 1995 respectively.

    The Partnership owns a 10% ownership interest in a real estate partnership accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. In 1996, $18,360 is recorded in other income for the amount received from the disposition of investment partnerships in prior years that had previously been reduced to a carrying value of zero. NERA recorded a $30,000 provision in 1990 representing the estimated liabilities allocable to NERA in those partnerships where NERA was a General Partner. No amounts were paid, and this amount was eliminated and included in other income in 1994. During the fourth quarter of 1995, the real estate owned by another partnership in which NERA had a 10% ownership interest was sold for less than the mortgage debt. Accordingly, NERA did not receive proceeds from this sale.

    The majority shareholder of the General Partner is also the majority owner of this partnership. There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.

NOTE 5--MORTGAGES PAYABLE

    At December 31, 1996 and December 31, 1995, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

    Approximate annual maturities are as follows:

1997--current maturities.......................................  $  581,000
1998...........................................................     634,000
1999...........................................................     692,000
2000...........................................................   7,334,000
2001...........................................................     743,000
Thereafter.....................................................  42,554,000
                                                                 ----------
                                                                 $52,538,000
                                                                 ----------
                                                                 ----------

NOTE 6--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

    The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits. The funds are held in escrow by another entity owned by the majority shareholder of the General Partner (see Note 3).

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 7--PARTNERS' CAPITAL

    The Partnership has two categories of limited partners (Class A and B) and one category of General Partner (General Partner). Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1% respectively of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.

    The Partnership declared distributions of $6.80 per unit in 1996, 1995, and 1994. In March 1997, the Partnership declared a regular semi-annual dividend of $3.90 and a special distribution of $1.00 per unit.

    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units.

    Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income (loss) per Depositary Receipt:

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
Net Income (Loss) per Depository Receipt..................................................  $     .52  $   (1.62) $     .61

NOTE 8--CAPITAL UNIT REPURCHASE PLAN

    During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts may take place over a period of a year or more. The purchase price will be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of the repurchase. During the third and fourth quarter of 1996, the Partnership repurchased 15,915 depositary receipts for a total cost of $110,060.

    In addition, 378 Class B and 20 General Partnership units were purchased for a total of $27,517 to maintain the required ownership percentage (see note 7).

    Treasury units at December 31, 1996 are as follows:

Class A..............................................................      4,152
Class B..............................................................        865
General Partner......................................................         45
                                                                       ---------
                                                                           5,062
                                                                       ---------
                                                                       ---------

NOTE 9--COMMITMENTS AND CONTINGENCIES

    From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10--RENTAL INCOME

    In 1996, approximately 86% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 14% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                                      COMMERCIAL
                                                                       PROPERTY
                                                                        LEASES     LAND LEASES      TOTAL
                                                                     ------------  ------------  ------------
1997...............................................................  $  1,503,000  $    130,000  $  1,633,000
1998...............................................................     1,149,000       130,000     1,279,000
1999...............................................................       777,000       130,000       907,000
2000...............................................................       504,000       130,000       634,000
2001...............................................................       311,000       130,000       441,000
Thereafter.........................................................     1,197,000     1,366,000     2,563,000
                                                                     ------------  ------------  ------------
                                                                     $  5,441,000  $  2,016,000  $  7,457,000
                                                                     ------------  ------------  ------------
                                                                     ------------  ------------  ------------

    In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. As part of this lease, the tenant, at its cost, demolished approximately one-third of the mall and replaced it with a new store of comparable size. The minimum fixed term of this lease is for 20 years, which commenced with the opening of the new store in December 1989.

    The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at December 31, 1996 and 1995 is $163,000 and $158,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

    The ownership of this building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

    Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was $12,294, $28,904, and $42,745 for the years ended 1996, 1995, and 1994 respectively.

    The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were $927,294, $730,613, and $792,510 for the years ended December 31, 1996,
1995, and 1994 respectively.

NOTE 11--CASH FLOW INFORMATION

    During the years ended December 31, 1996, 1995, and 1994, cash paid for interest was $4,644,058, $3,461,577, and $1,670,695 respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 11--CASH FLOW INFORMATION (CONTINUED)
    In 1994, non-cash investing activities included $100,000 of building improvements contributed by utility companies (see Note 2).

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

NOTE 13--TAXABLE INCOME AND TAX BASIS

    Taxable income reportable by the Partners is different than statement income because of accelerated depreciation, different tax lives for some properties, impairment losses, and the inclusion for tax purposes of profits and losses realized on equity investments. Taxable income for 1996 is approximately $1,000,000 greater than statement income. This is primarily due to the reportablity for tax purposes of approximately $1,050,000 of previously deducted losses in excess of basis for two equity investments disposed of in 1996. In March 1997, the Partnership declared a special $.10 dividend per depository receipt payable March 31, 1997 to assist partners with any negative tax consequences of these transactions.

    Cumulative tax basis at December 31, 1996 is approximately $2,100,000 greater than the statement basis.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--QUARTERLY FINANCIAL DATA

                                                                   THREE MONTHS ENDED,
                                          ----------------------------------------------------------------------
                                           MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
(UNAUDITED)                                   1996          1996          1996           1996          TOTAL
----------------------------------------  ------------  ------------  -------------  ------------  -------------
Revenues................................  $  4,235,464  $  4,187,671   $ 4,101,730    $4,110,018   $  16,634,883
Expenses................................     3,881,730     3,904,970     3,853,986     4,268,548      15,909,234
                                          ------------  ------------  -------------  ------------  -------------
Income (Loss) from Operations...........       353,734       282,701       247,744      (158,530)        725,649
Other Income............................        59,268        40,522        42,125        44,866         186,781
                                          ------------  ------------  -------------  ------------  -------------
Net Income (Loss).......................  $    413,002  $    323,223   $   289,869    $ (113,664)  $     912,430
                                          ------------  ------------  -------------  ------------  -------------
                                          ------------  ------------  -------------  ------------  -------------
Net Income (Loss) per Unit..............  $       2.33  $       1.82   $      1.67    $     (.65)  $        5.17
Net Income (Loss) per Depositary
  Receipt...............................  $        .23  $        .18   $       .17          (.06)  $         .52

                                                                          THREE MONTHS ENDED,
                                                -----------------------------------------------------------------------
                                                 MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
(UNAUDITED)                                         1995          1995          1995           1995           TOTAL
----------------------------------------------  ------------  ------------  -------------  -------------  -------------
Revenues......................................  $  2,278,487  $  2,309,046   $ 3,861,853   $   4,010,092  $  12,459,478
Expenses......................................     2,037,076     2,218,689     3,779,525       7,540,275     15,575,565
                                                ------------  ------------  -------------  -------------  -------------
Income (Loss) from Operations.................       241,411        90,357        82,328      (3,530,183)    (3,116,087)
Other Income..................................        20,848        13,027        83,144         124,257        241,276
                                                ------------  ------------  -------------  -------------  -------------
Net Income (Loss).............................  $    262,259  $    103,384   $   165,472   $  (3,405,926) $  (2,874,811)
                                                ------------  ------------  -------------  -------------  -------------
                                                ------------  ------------  -------------  -------------  -------------
Net Income (Loss) per Unit....................  $       1.48  $        .58   $       .93   $      (19.22) $      (16.23)
Net Income (Loss) per Depositary Receipt......  $        .15  $        .06   $       .09   $       (1.92) $       (1.62)

    See Note 2 regarding the impairment loss recorded in the fourth quarter of 1995.

    During the fourth quarter of 1996, the Partnership revised its estimates of depreciation and amortization and recorded approximately $200,000 of expenses applicable to earlier quarters during the year.