Form 10-Q
period 1997-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1997-05-14
CIK 746514

                                 SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549

                                           -------------

                                             FORM 10-Q


  (Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

  For the transition period from                         to
                                 ------------------------  -------------------
                                      Commission file number 0-12138

  New England Realty Associates Limited Partnership
  (Exact Name of Registrant as Specified in Its Charter)

  Massachusetts                                      04-2619298
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

  39 Brighton Avenue, Allston, Massachusetts            02134
  (Address of Principal Executive Offices)            (Zip Code)

  Registrant's Telephone Number, Including Area Code          (617)783-0039

  Not Applicable
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
   Report)


     Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X        No
                                                  ----------     ---------

                                       INDEX
                            PART I-FINANCIAL INFORMATION

Item 1.                 Financial Statements                      Page No.

                        Balance Sheets-March 31, 1997
                        and March 31, 1996                           2

                        Statements of Operations-Three Months
                        Ended March 31, 1997 and March 31, 1996      3

                        Statements of Cash Flows-Three Months
                        Ended March 31, 1997 and March 31, 1996      4

                        Notes to Financial Statements                7

Item 2.                 Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                  14

SIGNATURES                                                          18

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31,
                                                   1997                      DECEMBER 31,
                                                (UNAUDITED)                       1996
                                            -------------------              -------------
ASSETS

Rental Properties......................             $52,102,570              $  52,293,981
Cash and Cash Equivalents..............               1,617,354                  1,830,605
Short-term Investments.................                       0                     51,528
Rents Receivable.......................                 551,475                    688,245
Real Estate Tax Escrows................                 504,394                    503,234
Prepaid Expenses and Other Assets......               1,672,463                  1,696,237
Investment in Joint Venture............                  89,619                     93,734
Financing and Leasing Fees.............               1,546,511                  1,631,375
                                            -------------------              -------------
  TOTAL ASSETS.........................             $58,084,386              $  58,788,939
                                            -------------------              -------------
                                            -------------------              -------------
LIABILITIES AND PARTNERS` CAPITAL
Mortgages Payable......................             $52,397,764              $  52,538,499
Accounts Payable and Accrued Expens....                 790,463                    684,626
Advance Rental Payments and Security
  Deposits.............................               1,720,262                  1,667,316
                                            -------------------              -------------
  Total Liabilities....................              54,908,489                 54,890,441

Commitments and Contingent Liabilities
  (Note 9)

Partners' Capital:
  167,519 units outstanding in 1997 and
  175,163 in 1996.......................              3,175,897                  3,898,498
                                            -------------------              -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL...          $58,084,386              $  58,788,939
                                            -------------------              -------------
                                            -------------------              -------------


                           See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                           (UNAUDITED)
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Revenues:
 Rental income....................................................  $  4,220,254  $  4,174,415
 Laundry and sundry income........................................        52,576        61,049
                                                                    ------------  ------------
                                                                       4,272,830     4,235,464
                                                                    ------------  ------------
Expenses:
 Administrative...................................................       248,759       170,143
 Depreciation and amortization....................................       791,802       690,966
 Interest.........................................................     1,163,576     1,167,162
 Management fees..................................................       187,008       180,412
 Operating........................................................       628,525       651,582
 Renting..........................................................        38,937        14,933
 Repairs and maintenance..........................................       588,290       546,713
 Taxes and insurance..............................................       457,626       459,819
                                                                    ------------  ------------
                                                                       4,104,523     3,881,730
                                                                    ------------  ------------
Income from Operations............................................       168,307       353,734
                                                                    ------------  ------------
Other Income:
  Interest income.................................................        28,332        52,961
  Income from investments in partnership and joint venture........           965         6,307
                                                                    ------------  ------------
                                                                          29,297        59,268
                                                                    ------------  ------------
Net Income........................................................  $    197,604  $    413,002
                                                                    ------------  ------------
                                                                    ------------  ------------
Net Income per Unit...............................................  $       1.16  $       2.33
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted Average Number of Units Outstanding......................       169,812       177,152
                                                                    ------------  ------------
                                                                    ------------  ------------

              See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                           (UNAUDITED)
                                                                      ----------------------
                                                                         1997        1996
                                                                      ----------  ----------
Cash Flows from Operating Activities:
  Net income........................................................  $  197,604  $  413,002
                                                                      ----------  ----------
Ajustments to reconcile net income to net cash provided by (used
  in) operating activities:
    Depreciation and amortization...................................     791,802     690,966
    (Income) from investments in partnerships and joint venture.....        (965)     (6,307)
    Decrease in rents receivable....................................     136,770         695
    (Increase) in financing and leasing fees........................      (4,808)     (9,467)
    Increase (Decrease) in accounts payable and accrued expenses....     105,837     (38,242)
    (Increase) Decrease in real estate tax escrows..................      (1,160)     68,810
    Decrease in prepaid expenses and other assets...................      23,774      53,158
    Increase (Decrease) in advance rental payments and security
      deposits......................................................      52,946     (14,823)
                                                                      ----------  ----------
    Total Adjustments...............................................   1,104,196     744,790
                                                                      ----------  ----------
    Net cash provided by operating activities.......................   1,301,800   1,157,792
                                                                      ----------  ----------
Cash Flows from Investing Activities: Distribution from joint
  venture...........................................................       5,080      11,367
Payment for purchase and improvement of rental properties...........    (510,719)   (207,393)
Maturity of short-term investments..................................      51,528      --
Purchase of short-term investments..................................      --            (706)
                                                                      ----------  ----------
Net cash (used in) investing activities...............................  (454,111)   (196,732)
                                                                      ----------  ----------

    See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                          (UNAUDITED)
                                                                  ---------------------------
                                                                      1997           1996
                                                                  -------------  ------------
Cash Flows from Financing Activities:
 Principal payments and early
  repayment of mortgages payable.................................      (140,735)     (129,140)
 Distributions to partners.......................................      (853,222)     (601,366)
 Purchase of treasury units......................................       (66,983)       --
                                                                  -------------  ------------
    Net cash (used in) financing
     activities..................................................    (1,060,940)     (730,506)
                                                                  -------------  ------------
Net (Decrease) Increase in Cash and
 Cash Equivalents................................................      (213,251)       230,554

Cash and Cash Equivalents, Beginning............................      1,830,605      2,706,124
                                                                  -------------   ------------
Cash and Cash Equivalents, Ending...............................  $   1,617,354   $  2,936,678
                                                                  -------------   ------------
                                                                  -------------   ------------

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

                                                                    UNITS
                                            ------------------------------------------------------
                                                     LIMITED              GENERAL
                                            --------------------------  PARTNERSHIP
                                              CLASS A       CLASS B       CLASS C        TOTAL
                                            ------------  ------------  ------------  ------------

Balance, January 1, 1996..................  $  3,455,787  $    824,206  $     43,409  $  4,323,402

Distributions to
Partners..................................      (481,093)     (114,260)       (6,013)      601,366)

Net Income................................       330,402        78,470         4,130       413,002
                                            ------------  ------------  ------------  ------------
Balance, March 31, 1996...................  $  3,305,096  $    788,416  $     41,526  $  4,135,038
                                            ------------  ------------  ------------  ------------
                                            ------------  ------------  ------------  ------------
Units authorized and
  issued, net of 3,073
  Treasury Units, at
  March 31, 1996..........................       141,722        33,659         1,265       177,152
                                            ------------  ------------  ------------  ------------
                                            ------------  ------------  ------------  ------------
Balance, January 1, 1997..................  $  3,115,865  $    743,473  $     39,160  $  3,898,498
Unit Buyback..............................       (53,586)      (12,727)         (670)      (66,983)
Distributions to
 Partners.................................      (682,578)     (162,112)       (8,532)     (853,222)
Net Income................................       158,083        37,545         1,976       197,604
                                            ------------  ------------  ------------  ------------
Balance, March 31, 1997...................  $  2,537,784  $    606,179  $     31,934  $  3,175,897
                                            ------------  ------------  ------------  ------------
                                            ------------  ------------  ------------  ------------
Units authorized and
 issued, net of 12,706
 Treasury Units at
 March 31, 1997...........................       133,980        31,866         1,673       167,519
                                            ------------  ------------  ------------  ------------
                                            ------------  ------------  ------------  ------------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has an investment in a real estate partnership and a joint venture. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties were restructured into separate subsidiary limited partnerships. The financial statements for prior periods are unchanged.

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

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1996, 1995, or 1994. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At March 31, 1997, approximately $805,000 of cash and cash equivalents exceeded federally insured amounts of which approximately $905,000 was held in a money market fund invested in U.S. Government securities.

NOTE 2--RENTAL PROPERTIES

RENTAL PROPERTIES CONSIST OF THE FOLLOWING:

                                                                        MARCH 31,    DECEMBER 31,      USEFUL
                                                                          1997           1996           LIFE
                                                                      -------------  -------------  -------------
Land................................................................  $   9,710,733  $   9,710,733       --
Buildings...........................................................     43,622,868     43,622,868  25-31 years
Building improvements...............................................     10,892,800     10,648,403  15-31 years
Kitchen cabinets....................................................      1,033,315        940,870  5-10 years
Carpets.............................................................      1,070,915        977,574  5-10 years
Air conditioning....................................................        235,109        233,995  7-10 years
Land improvements...................................................        599,909        599,909  10-31 years
Laundry equipment...................................................         48,075         45,248  5-7 years
Elevators...........................................................         16,842         16,842  20 years
Swimming pools......................................................         42,450         42,450  10 years
Equipment...........................................................        361,581        311,809  5-7 years
Motor vehicles......................................................         49,852         49,852  5 years
Fences..............................................................         20,785         20,785  5-10 years
Furniture and fixtures..............................................        227,240        201,638  5-7 years
Smoke alarms........................................................          7,444          6,224  5-7 years
                                                                      -------------  -------------
                                                                         67,939,918     67,429,200
Less accumulated depreciation.......................................     15,837,348     15,135,219
                                                                      -------------  -------------
                                                                      $  52,102,570  $  52,293,981
                                                                      -------------  -------------
                                                                      -------------  -------------

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (continued)

On December 11, 1996, the Partnership acquired a residential complex containing 36 apartment units in Lowell, Massachusetts for a purchase price of approximately $790,000. The purchase was paid from the Partnership's cash reserves and is unencumbered.

NOTE 3--RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $187,008 and $180,412 for the three months ended March 31, 1997 and 1996, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1997 and 1996.

    The Partnership Agreement also permits the General Partner or a management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the three months ended March
31, 1997 and 1996, approximately $133,000 and $66,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $34,000 and $14,000 was capitalized during the three months ended March 31, 1997 and 1996 in leasehold improvements and the balance was included in administrative expense and repairs and maintenance expenses. In addition, the Partnership paid to the management company $12,500 in each of the quarters ended March 31, 1997, and 1996 for accounting services previously provided by an outside company.

    The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1997 or 1996.

    In 1997 and 1996, an unrelated individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $10,800 during the three months ended March 31, 1997 and $28,800 during the year ended December 31, 1996.

    Included in prepaid expenses and other assets were amounts due from related parties of $436,917 at March 31, 1997 and $416,317 at December 31, 1996 representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $79,757 at March 31, 1997 and $82,856 at December 31, 1996.

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.

NOTE 4--OTHER ASSETS

The short-term investment totalling $51,528 at December 31, 1996, is carried at cost, which approximates fair value. Such investment is a 5.07% certificate of deposit at Citizens Bank which matured in February 1997.

Included in prepaid expenses and other assets at March 31, 1997 and December 31, 1996 is approximately $554,000 and $669,000 held in escrow to pay future capital improvements. Additional payments of approximately $34,000 are paid monthly. As the improvements are made, funds are used from these escrow accounts.

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $89,619 and $93,734 at March 31, 1997 and December 31, 1996 respectively.

The Partnership owns a 10% ownership interest in a real estate partnership which is accounted for by the equity method and reduced to a carrying value of zero. The loss in excess of cost in this limited partnership has not been recorded as the Partnership is not liable for such amounts. In 1996, $18,360 was recorded in other income for the amount received from the disposition of limited partnership investments that had previously been reduced to a carrying value of zero.

The majority shareholder of the General Partner is also the majority owner of this Partnership. There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5--MORTGAGES PAYABLE

At March 31, 1997 and December 31, 1996, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

APPROXIMATE ANNUAL MATURITIES ARE AS FOLLOWS:


         1998--current maturities    $ 594,000
         1999                          648,000
         2000                        7,342,000
         2001                          697,000
         2002                          759,000
         Thereafter                 42,358,000
                                    ----------
                                  $ 52,398,000
                                    ----------
                                    ----------

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

    In March 1997, the Partnership declared a regular semi annual dividend of $3.90 and a special distribution of $1.00 per unit. In March 1996, the Partnership declared a distribution of $3.40 per unit.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 7--PARTNERS' CAPITAL (CONTINUED)

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units.

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depository Receipts. The following is information on the net income per Depository Receipt:

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------

                                                          1997          1996
                                                        ---------    ---------

Net Income per Depository Receipt.....................$     .12     $     .23
                                                        ---------    ---------
                                                        ---------    ---------


NOTE 8--CAPITAL UNIT REPURCHASE PLAN

During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depository Receipts from existing holders of securities. The repurchase of Depository Receipts may take place over a period of a year or more. The purchase price would be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of the repurchase. In January 1997, the partnership repurchased 6,048 depository receipts for a total cost of $53,586 and repurchased Class B and General Partnership units for a total cost of $13,397. During the third and fourth quarters of 1996, the Partnership repurchased 15,915 depository receipts for a total cost of $110,060 and repurchased Class B and General Partnership units for a total cost of $27,517. The Class B and General Partnership units were repurchased to maintain the required ownership percentage (See note 7).

Treasury units at March 31, 1997 are as follows:


Class A                10,200
Class B                 2,377
General Partner           129
                       -------
                       12,706
                       -------
                       -------


NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10--RENTAL INCOME

During the three months ended March 31, 1997, approximately 85% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 15% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                 COMMERCIAL
                                  PROPERTY
                                   LEASES     LAND LEASES      TOTAL
                                ------------  ------------  ------------

1998                           $  1,486,991  $    146,667   $  1,633,658
1999                              1,156,867       146,667      1,303,534
2000                                840,063       146,667        986,730
2001                                543,712       146,667        690,379
2002                                382,740       146,667        529,407
Thereafter                        1,132,781     1,063,336      2,196,117
                                ------------  ------------  ------------
                               $  5,543,154  $  1,796,671  $  7,339,825
                                ------------  ------------  ------------
                                ------------  ------------  ------------

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

The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at March 31, 1997 and December 1996 is $164,875 and $163,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income was $965 and $6,307 for the three months ended March 31, 1997 and 1996 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10--RENTAL INCOME (CONTINUED)

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $217,000, and $195,000 for the three months ended March 31, 1997 and 1996 respectively.

NOTE 11--CASH FLOW INFORMATION

    During the three months ended March 31, 1997 and 1996, cash paid for interest was $1,153,664 and $1,165,258 respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation


Results of Operations

Income from operations for the three months ended March 31, 1997 was approximately $168,000, compared to approximately $354,000 for the same period in 1996, a decrease of approximately $186,000. Net cash provided by operations for the three months ended March 31, 1997 was approximately $1,302,000 compared to approximately $1,158,000 during the same period in 1996, an increase of approximately $144,000. This increase is the result of a decrease in rents receivable, an increase in accounts payable, and an increase in advance rental payments and security deposits.

Rental income during the three months ended March 31, 1997 was approximately $4,220,000 compared to approximately $4,174,000 for the same period in 1996, an increase of approximately $46,000. This increase is due to an increase in rental income from the residential properties as a result of increased rental rates. The commercial properties saw a decrease in rental income due a settlement of $85,000 received in the first quarter of 1996 from an early termination of a lease at the Shopping Mall located in Lewiston, Maine. In addition, a major tenant in the Timpany Plaza Shopping Center filed for bankruptcy under Chapter 11 in March 1996. The annual rent paid by this tenant was approximately $347,000. To date this space remains vacant and the Partnership is actively marketing the space.

Expenses for the three months ended March 31, 1997 were approximately $4,105,000 compared to approximately $3,882,000 for the same period in 1996, an increase of approximately $223,000. Administrative expenses increased approximately $79,000 due to an increase in staffing as well as an increase in consulting fees. Depreciation and amortization increased approximately $101,000 due to ongoing capital improvements at the Partnership properties.

Interest income for the three months ended March 31, 1997 was approximately $28,000 compared to approximately $52,000 for the same period in 1996, a decrease of approximately $24,000. This decrease is due to the receipt of $19,790 during the first quarter of 1996 from interest on the funds held in escrow related to properties acquired in 1995. There was also a slight decrease in cash available for investment during the first quarter of 1997 compared to 1996.

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

The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was approximately $1,000 for the first quarter of 1997 compared to approximately $6,300 for the first quarter of 1996.

As a result of the changes discussed above, net income for the three months ended March 31, 1997 was $197,604 compared to $413,002 for the same period in 1996, a decrease of $215,398.

Liquidity and Capital Resources

The Partnership's principal source of cash during 1997 and 1996 was the collection of rents. The majority of cash and cash equivalents of $1,617,354 at March 31, 1997 and $1,830,605 at December 31, 1996 is invested in a U.S. government money market account. Additionally, the Partnership purchased a short term investment valued at $51,528 at December 31, 1996. This investment is a certificate of deposit which matured in February 1997.

In November 1996, the Partnership and its subsidiaries acquired a residential apartment complex consisting of 36 apartments in Lowell, Massachusetts. The total purchase price of this property was approximately $790,000, and was funded from the Partnership's cash reserves.

In 1996, the Partnership announced a plan under which it may repurchase up to $500,000 of its Depository Receipts from existing holders of securities. The repurchase plan may take place over a period of one year or more. The purchase price will be equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of the repurchase. In 1997, the Partnership purchased 6,048 depository receipts for a total cost of $53,586, and purchased Class B and General Partnership units for a total cost of $13,397. In addition, during the second and third quarters of 1996, the Partnership purchased 15,915 depository receipts for a total cost of $110,060 and Class B and General Partnership units for a total cost of $27,517. The Class B and General Partnership units were purchased to maintain the required ownership percentages.

During the first quarter of 1997, the Partnership and its Subsidiary Partnerships completed approximately $511,000 of capital improvements to their properties. These improvements were funded from escrow accounts previously established for this purpose and from cash reserves. The most significant improvements were made at the apartments located at 1144 Commonwealth Avenue, in Allston, Massachusetts for a total cost of approximately $82,000. Significant improvements were also made at the Westgate Woburn Apartments in Woburn, Massachusetts for a total cost of approximately $66,000; approximately $50,000 at the Highland Street Apartments located in Lowell, Massachusetts; approximately $42,000 at the Shopping Mall in Lewiston, Maine; and approximately $40,000 at the Courtyard Apartments in Brighton, Massachusetts.

In keeping with its five year capital improvement program, the Partnership and its Subsidiary Partnerships plan to invest an additional $1,600,000 in capital improvements in 1997, of which $1,350,000 is designated for residential properties and $250,000 is designated for commercial properties. These improvements will be funded from escrow accounts as well as from cash reserves.

The Partnership anticipates that available cash and interest-bearing investments, collection of rents, and proceeds from the sale and refinancing of Partnership properties will be sufficient to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or a loss of a significant tenant.

Since the Partnership's long term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing existing properties if either insufficient funds exist from cash reserves to repay existing mortgages or if funds required for future acquisitions are not available.

The Partnership paid a distribution of $3.90 per Partnership unit ($0.39 per depository receipt) during the first quarter of 1997 and $3.40 per Partnership unit ($0.34 per depository receipt) during the first quarter of 1996.

Factors that may affect future results

The discussion above contains information based on management's belief and forward looking statements that involve a number of risks, uncertainties and assumptions. There can be no assurances that actual results will not differ materially as a result of various factors, including but not limited to the following:

The Timpany Plaza Shopping Center in Gardner, Massachusetts is 47% vacant at May 15, 1997. If the space remains unoccupied, the 1997 rental income would be approximately $200,000 less than 1996. Should circumstances remain in 1997, the Partnership may need to review the carrying value of this property for impairment in accordance with the Statement of Financial Accounting Standards No. 121 (FAS No. 121).

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

Date:  May 14, 1997


                                       NEW ENGLAND REALTY ASSOCIATES
                                       LIMITED PARTNERSHIP

                                       By:    NEWREAL, INC.,
                                              its General Partner*

                                       By: /s/ Ronald Brown
                                          -------------------------
                                          Ronald Brown, President

                                       *Functional equivalent of Chief
                                        Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer