Form 10-Q
period 1997-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1997-08-14
CIK 746514

                                 SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549

                                           -------------

                                             FORM 10-Q


  (Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997 OR

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

                                   INDEX

                       PART I-FINANCIAL INFORMATION

                                                                  Page No.
Item 1.                 Financial Statements

                        Balance Sheets-June 30, 1997
                        and June 30, 1996                             1

                        Statements of Operations-Six Months
                        Ended June 30, 1997 and June 30, 1996         2

                        Statements of Cash Flows-Six Months
                        Ended June 30, 1997 and June 30, 1996         3

                        Notes to Financial Statements                 6

Item 2.                 Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                   13

                  PART II - OTHER INFROMATION

Item 5.                 Other Information

SIGNATURES                                                           ----


                                       i
f

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                        June 30,     December 31
                                                          1997           1996
                                                      (Unaudited)
                                                      -----------    -----------
ASSETS

Rental Properties...................................  $51,792,397    $52,293,981
Cash and Cash Equivalents...........................    2,099,831      1,830,605
Short-term Investments..............................           --         51,528
Rents Receivable....................................      588,141        688,245
Real Estate Tax Escrows.............................      528,878        503,234
Prepaid Expenses and Other Assets...................    1,539,773      1,696,237
Investment in Joint Ventura.........................       82,699         93,734
Financing and Leasing Fees..........................    1,462,879      1,631,375
                                                      -----------    -----------


  TOTAL ASSETS                                        $58,094,598    $58,788,939
                                                      -----------    -----------
                                                      -----------    -----------

LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable...................................  $52,253,949    $52,538,499
Accounts Payable and Accrued Expenses...............      650,002        684,626
Advance Rental Payments and Security Deposits.......    1,733,678      1,667,316
                                                      -----------    -----------
  Total Liabilities.................................   54,637,629     54,890,441

Commitments and Contingent
  Liabilities (Note 9)

Partners' Capital:
  173,957 units outstanding in 1997
    and 175,163 in 1996.............................    3,456,969      3,898,498
                                                      -----------    -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.............  $58,094,598    $58,788,939
                                                      -----------    -----------
                                                      -----------    -----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended           Six Months Ended
                                             June 30,                     June 30,
                                        1997          1996           1997        1996
                                            (Unaudited)                 (Unaudited)
                                     ------------------------    ------------------------


Revenues:
 Rental income...............        $ 4,218,240  $ 4,138,699    $ 8,438,494  $ 8,314,114
 Laundry & sundry income.....             40,867       47,972         93,443      109,021
                                     -----------  -----------    -----------  -----------
                                       4,259,107    4,187,671      8,531,937    8,423,135
                                     -----------  -----------    -----------  -----------
Expenses:
 Administrative..............            275,774      229,642        524,533      399,785
 Depreciation and
  amortization...............            793,015      682,821      1,584,817    1,373,787
 Interest....................          1,165,602    1,212,447      2,329,178    2,379,609
 Management fees.............            179,092      172,609        366,100      353,021
 Operating...................            418,149      409,547      1,046,674    1,061,129
 Renting.....................             36,079       47,276         75,016       62,209
 Repairs & maintenance.......            623,097      685,896      1,211,387    1,232,609
 Taxes & insurance...........            474,718      464,732        932,344      924,551
                                     -----------  -----------    -----------  -----------
                                       3,965,526    3,904,970      8,070,049    7,786,700
                                     -----------  -----------    -----------  -----------
Income from
 Operations..................            293,581      282,701        461,888      636,435
                                     -----------  -----------    -----------  -----------
Other income (loss):
 Interest income.............             32,884       35,294         61,216       88,344
 Income (loss) from
  investment in
  partnership and
  joint venture..............             (7,146)       5,228         (6,181)      11,535
                                     -----------  -----------    -----------  -----------
                                          25,738       40,522         55,035       99,879
                                     -----------  -----------    -----------  -----------
Net Income...................        $   319,319  $   323,223    $   516,923  $   736,314
                                     -----------  -----------    -----------  -----------
                                     -----------  -----------    -----------  -----------

Net Income
 per Unit....................        $      1.83  $      1.82    $      2.96  $      4.16
                                     -----------  -----------    -----------  -----------
                                     -----------  -----------    -----------  -----------
Weighted Average Number
 of Units Outstanding........            174,020      177,152        174,325      177,152
                                     -----------  -----------    -----------  -----------
                                     -----------  -----------    -----------  -----------



See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30,
                                                         (Unaudited)
                                                   1997               1996
                                                ----------         ----------

Cash Flows from Operating Activities:
  Net income.................................   $  516,923         $  736,314
                                                ----------         ----------

  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization...........    1,584,817          1,373,787
     (Income) loss from investments in
       partnerships and joint venture........        6,181            (11,535)
     (Increase) Decrease in rents
       receivable............................      100,104            (69,481)
     (Increase) in financing and
       leasing fees..........................       (9,837)           (26,255)
     Increase (Decrease) in accounts payable
       and accrued expenses..................      (34,624)          (151,411)
     (Increase) Decrease in real estate
       tax escrows...........................      (25,644)            64,004
     Decrease in prepaid expenses and
       other assets..........................      156,464             69,597
     Increase (Decrease) in advance rental
       payments and security deposits........       66,362             15,636
                                                ----------         ----------
     Total Adjustments.......................    1,843,823          1,264,342
                                                ----------         ----------
     Net cash provided by
       operating activities..................    2,360,746          2,000,656
                                                ----------         ----------

Cash Flows from Investing Activities:
  Distribution from joint venture............        4,854             24,048
  Payment for purchase and improvement
    of rental properties.....................     (904,900)          (619,624)
  Maturity of short-term investments.........       51,528               --
  Purchase of short-term investments.........         --               (1,337)
                                                ----------         ----------
Net cash (used in) investing activities......     (848,518)          (596,913)
                                                ----------         ----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                            (Unaudited)
                                                         1997         1996
                                                     ----------   ----------

Cash Flows from Financing Activities:
  Principal payments and early repayment of
    mortgages payable...............................   (284,550)    (261,027)
  Distributions to partners.........................   (853,222)    (601,366)
  Purchase of treasury units........................   (105,230)        --
                                                     ----------   ----------

    Net cash (used in) financing activities......... (1,243,002)    (862,393)
                                                     ----------   ----------

Net Increase in Cash and Cash Equivalents...........    269,226      541,350

Cash and Cash Equivalents, Beginning................  1,830,605    2,706,124
                                                     ----------   ----------

Cash and Cash Equivalents, Ending................... $2,099,831   $3,247,474
                                                     ----------   ----------
                                                     ----------   ----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)


                                                Partners' Capital
                                  --------------------------------------------
                                          Limited         General
                                  ---------------------  --------
                                    Class A    Class B    Class C     Total
                                  ----------  ---------  --------  -----------


Balance, January 1, 1996......... $3,455,787  $ 824,206  $ 43,409  $ 4,323,402

Distributions to Partners........   (481,093)  (114,260)   (6,013)    (601,366)

Net Income.......................    589,051    139,900     7,363      736,314
                                  ----------  ---------  --------  -----------

Balance, June 30, 1996........... $3,563,745  $ 849,846  $ 44,759  $ 4,458,350
                                  ----------  ---------  --------  -----------
                                  ----------  ---------  --------  -----------

Units authorized and issued,
  net of 3,073 Treasury Units,
  at June 30, 1996...............    141,722     33,659     1,771      177,152
                                  ----------  ---------  --------  -----------
                                  ----------  ---------  --------  -----------
Balance, January 1, 1997......... $3,115,865  $ 743,473  $ 39,160  $ 3,898,498

Unit Buyback.....................    (84,184)   (19,994)   (1,052)    (105,230)

Distributions to Partners........   (682,578)  (162,112)   (8,532)    (853,222)

Net Income.......................    413,538     98,215     5,170      516,923
                                  ----------  ---------  --------  -----------
Balance, June 30, 1997........... $2,762,641  $ 659,582  $ 34,746  $ 3,456,969
                                  ----------  ---------  --------  -----------
                                  ----------  ---------  --------  -----------
Units authorized and issued,
  net of 6,268 Treasury Units
  at June 30, 1997...............    139,063     33,148     1,746      173,957
                                  ----------  ---------  --------  -----------
                                  ----------  ---------  --------  -----------


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

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1997, 1996, or 1995. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At June 30, 1997, approximately $1,694,000 of cash and cash equivalents exceeded federally insured amounts of which approximately $1,668,000 was held in a money market fund invested in U.S. Government securities.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                               June 30,         December 31,         Useful
                                 1997              1996               Life

                             ------------       ------------       -----------

Land                         $  9,710,733       $  9,710,733          --
Buildings                      43,622,868         43,622,868       25-31 years
Building improvements          11,116,719         10,648,403       15-31 years
Kitchen cabinets                1,101,256            940,870        5-10 years
Carpets                         1,117,216            977,574        5-10 years
Air conditioning                  249,338            233,995        7-10 years
Land improvements                 599,909            599,909       10-31 years
Laundry equipment                  50,236             45,248         5-7 years
Elevators                          16,842             16,842          20 years
Swimming pools                     42,450             42,450          10 years
Equipment                         384,291            311,809         5-7 years
Motor vehicles                     49,852             49,852           5 years
Fences                             20,785             20,785        5-10 years
Furniture and fixtures            244,165            201,638         5-7 years
Smoke alarms                        7,441              6,224         5-7 years
                             ------------       ------------
                               68,334,101         67,429,200
Less accumulated
 depreciation                  16,541,704         15,135,219
                             ------------       ------------
                             $ 51,792,397       $ 52,293,981
                             ------------       ------------
                             ------------       ------------


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

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $366,100, and $353,021 for the six months ended June 30, 1997 and 1996, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1997 and 1996.

The Partnership Agreement also permits the General Partner or a management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the six months ended June 30, 1997 and 1996 approximately $213,000 and $142,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $64,000, and $40,000 was capitalized during the six months ended June 30, 1997 and 1996, in leasehold improvements and the balance was included in administrative expense and repairs and maintenance expenses. In addition, the Partnership paid to the management company $25,000 in each of the six months ended June 30, 1997 and 1996 for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1997 or 1996.

In 1997 and 1996, an unrelated individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $18,900 during the six months ended June 30, 1997 and $28,800 during the year ended December 31, 1996.

Included in prepaid expenses and other assets were amounts due from related parties of $445,838 at June 30, 1997 and $416,317 at December 31, 1996
representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $151,901 at June 30, 1997 and $82,856 at December 31, 1996.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.

NOTE 4--OTHER ASSETS

The short-term investment $51,528 at December 31, 1996, is carried at cost, which approximates fair value. Such investment is a 5.07% certificate of deposit at Citizens Bank which matured in February 1997.

Included in prepaid expenses and other assets at June 30, 1997 and December 31, 1996 is approximately $431,000 and $669,000 held in escrow to pay future capital improvements. Additional payments of approximately $34,000 are paid monthly. As the improvements are made, funds are used from these escrow accounts.

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $82,699 at June 30, 1997 and $93,734 at December 31, 1996.

The Partnership owns a 10% ownership interest in a real estate limited partnership which is accounted for by the equity method and reduced to a carrying value of zero. The loss in excess of cost in this limited partnership has not been recorded as the Partnership is not liable for such amounts. In 1996, $18,360 was recorded in other income for the amount received from the disposition of limited partnership investment that had previously been reduced to a carrying value of zero.

The majority shareholder of the General Partner is also the majority owner of this real estate limited partnership. There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.

NOTE 5--MORTGAGES PAYABLE

At June 30, 1997 and December 31, 1996, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99% payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgage payable approximate their fair value.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--MORTGAGES PAYABLE (CONTINUED)

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

        1998 - current maturities........  $   607,400
        1999 ............................      662,335
        2000 ............................    7,340,075
        2001 ............................      711,932
        2002 ............................      774,562
        Thereafter.......................   42,157,645
                                            ----------
                                           $52,253,949
                                           -----------
                                           -----------

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interest in Class A units.

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                              Six Months Ended
                                                  June 30,
                                               1997     1996
                                              -------  -------
        Net Income per Depository Receipt     $   .30  $   .42
                                              -------  -------
                                              -------  -------

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--CAPITAL UNIT REPURCHASE PLAN

During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts may take place over a period of a year or more. The purchase price would be equal to the price at which such securities are traded on the Nasdaq Stock market at the time of the repurchase. In January 1997, the Partnership repurchased 6,048 depository receipts for a total cost of $53,586 and repurchased Class B and General Partnership units for a total cost of $13,397. In April 1997, the Partnership repurchased 3600 depository receipts for a total cost of $30,600 and repurchased Class B and General Partnership units for a total cost of $21,044. During the third and fourth quarters of 1996, the Partnership repurchased 15,915 depository receipts for a total cost of $110,060 and repurchased Class B and General Partnership units for a total cost of $27,517. The Class B and General Partnership units were repurchased to maintain the required ownership percentage (See Note 7).

Treasury units at June 30, 1997 are as follows:

     Class A           5,117
     Class B           1,095
     General Partner      56
                      ------
                       6,268
                      ------
                      ------

NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10--RENTAL INCOME

During the six months ended June 30, 1997, approximately 85% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 15% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                        Commercial
                         Property
                          Leases             Land Leases            Total


1998..........          $1,493,790             $146,667          $1,640,457
1999..........           1,115,981              146,667           1,262,648
2000..........             882,400              146,667           1,029,067
2001..........             579,653              146,667             726,320
2002..........             383,642              146,667             530,309
Thereafter....           1,210,660            1,026,669           2,237,329

                       -----------          -----------         -----------
                        $5,666,126           $1,760,004          $7,426,130
                       -----------          -----------         -----------
                       -----------          -----------         -----------

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

The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at June 30, 1997 and December 1996 is $167,000 and $163,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of the loss was $6,181 for the six months ended June 30, 1997 compared to income of $11,500 for the six months ended June 30, 1996.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $435,000, and $486,000 for the six months ended June 30, 1997 and 1996 respectively.

NOTE 11--CASH FLOW INFORMATION

During the six months ended June 30, 1997 and 1996, cash paid for interest on debt was $2,304,252 and $2,327,771 respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Income from operations for the second quarter of 1997 was approximately $294,000, compared to approximately $283,000 for the same period in 1996, an increase of approximately $11,000. For the six months ended June 30, 1997, income from operations was approximately $462,000 compared to approximately $636,000 for the same period in 1996, a decrease of approximately $174,000. Net cash provided by operations during the six months ended June 30, 1997 was approximately $2,361,000 compared to approximately $2,001,000 during the same period in 1996, an increase of approximately $360,000. This increase in cash provided from operations is the result of a decrease in rents receivable; a decrease in prepaid expenses and other assets due to the Partnerships use of funds previously held in escrow; and an increase in advance rental payments and security deposits related to a higher occupancy level at the Partnerships residential properties.

Rental income during the second quarter of 1997 was approximately $4,218,000 compared with approximately $4,140,000, for the same period in 1996, an increase of approximately $78,000. For the six months ended June 30,1997, rental income was approximately $8,438,000 compared with approximately $8,314,000 for the same period in 1996, an increase of approximately $124,000. This increase in rental income is due to increased rental rates at the residential properties. The increase in rental income at the residential properties is offset by a decrease in rental income from the commercial properties, primarily the Timpany Plaza Shopping Center. A major tenant filed for bankruptcy under Chapter 11 in March 1996. This tenant previously occupied 67,000 square feet, and the annual rent paid by this tenant was approximately $347,000. At June 30, 1997, the space remains vacant, however, the Partnership plans to sub-divide the space to make it more marketable.

Expenses for the second quarter of 1997 were approximately $3,966,000 compared to approximately $3,905,000 for the same period in 1996, an increase of approximately $61,000. This increase reflects an increase in depreciation and amortization of approximately $110,000 due to the acquisition of a residential apartment building in November 1996 as well as depreciation on the ongoing capital improvements being made to properties; an increase in taxes and insurance of approximately $10,000 due to higher real estate taxes; and an increase in the management fee of approximately $7,000 due to higher rental income. These increases are offset by a decrease in interest expenses of approximately $47,000 due to a drop in the level of debt, and a decrease in repairs and maintenance expenses of approximately $63,000 due to significant improvements made to properties in 1996.

Expenses for the first six months of 1997 were approximately $8,070,000 compared with approximately $7,787,000 for the same period in 1996, an increase of approximately $283,000. This change represents an increase in administrative expenses of approximately $125,000 related primarily to staffing level increases as well as increased legal and accounting fees. The Partnership does not anticipate continued increases in staffing levels in the near term. Depreciation and amortization increased approximately $211,000; and the management fee has increased approximately $13,000. The reason for these increases are discussed in the preceding paragraph.

Interest income for the three months ended June 30, 1997 was approximately $33,000, compared to approximately $35,000 for the same period in 1996, a decrease of approximately $2,000. Interest income for the six months ended June 30, 1997 was approximately $61,000, compared to approximately $88,000 for the same period in 1996, a decrease of approximately $27,000. The decrease in interest income for the six months is due to the receipt of $19,790 during the first quarter of 1996 of interest on the funds previously held in escrow.

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

The Partnership's share of loss in the joint venture at the Timpany Plaza Shopping Center was approximately $7,000 for the second quarter of 1997 compared to income of approximately $5,000 for the second quarter of 1996, a decrease of approximately $12,000. For the six months ended June 30, 1997, the Partnership's share of loss from the joint venture at Timpany Plaza Shopping Center was approximately $6,000 compared to income of approximately $12,000 for the same period in 1996, a decrease of approximately $18,000. This represents a decrease in rental income due to lower rental rates negotiated with the tenants due to the high vacancy level at the Timpany Plaza Shopping Center.

As a result of the changes discussed above, net income for the three months ended June 30, 1997 was $319,319 compared to $323,223 for the same period in 1996, a decrease of $3,904 and net income for the six months ended June 30, 1997 was $516,923 compared to $736,314 for the same period in 1996, a decrease of $219,391.

Liquidity and Capital Resources

The Partnership's principal source of cash during 1997 and 1996 has been the collection of rents. The majority of cash and cash equivalents of $2,099,831 at June 30, 1997 and $1,830,605 at December 31, 1996 is invested in a U.S. government money market account. Additionally, the Partnership purchased a short term investment valued at $51,528 at December 31, 1996. This investment is a certificate of deposit which matured in February 1997.

In November 1996, the Partnership and its subsidiaries acquired a residential complex consisting of 36 apartments in Lowell, Massachusetts. The total purchase price of this property was approximately $790,000, and was funded from the Partnership's cash reserves

In 1996, the Partnership announced a plan under which it may repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase plan may take place over a period of one year or more. The purchase price will be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of their purchase. In 1997, the Partnership repurchased 9,648 depositary receipts for a total purchase price of $84,186,and purchased Class B and General Partnership units for a total cost of $21,044. During the second and third quarters of 1996, the Partnership purchased 15,915 depositary receipts for a total cost of $110,060 and Class B and General Partnership units for a total cost of $27,517. The Class B and General Partnership units are purchased to maintain the required ownership percentages.

During the second quarter of 1997, the Partnership completed approximately $394,000 of capital improvements to its properties. These improvements were funded from escrow accounts previously established for this purpose and from cash reserves. The most significant improvements were made at the apartments located at the Courtyard Apartments on North Beacon in Brighton, Massachusetts for a total cost of approximately $154,000. Significant improvements were also made at Westgate Woburn Apartments in Woburn, Massachusetts for a total cost of approximately $30,000, as well as improvements of approximately $24,000 at the Redwood Hills Apartments in Worcester, Massachusetts; approximately $25,000 at the Highland Street apartments located in Lowell, Massachusetts; and approximately $17,000 at the Apartments at 1144 Commonwealth Avenue in Brighton, Massachusetts.

In keeping with its five year capital improvement program,the Partnership and its Subsidiary partnerships plan to invest an additional $1,200,000 in capital improvements in 1997, of which $965,000 is designated for residential properties and $235,000 is designated for commercial properties. These improvements will be funded from cash reserves and escrow accounts.

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

The Partnership paid a distribution of $3.90 per Partnership unit ($0.39 per depositary receipt) and a special distribution of $1.00 per unit ($0.10 per depositary receipt) during the six months ended June 30, 1997 and $3.40 ($0.34 per depositary receipt)during the six months ended June 30, 1996.

Factors that may affect future results

The discussion above contains information based on management's belief and forward looking statements that involve a number of risks, uncertainties and assumptions. There can be no assurances that actual results will not differ materially as a result of various factors, including but not limited to the following:

The Timpany Plaza Shopping Center in Gardner, Massachusetts is 47% vacant at July 15, 1997. If the space remains unoccupied, the 1997 rental income will be approximately $200,000 less than 1996. Should circumstances remain unchanged, the Partnership may need to review the carrying value of this property for impairment in accordance with the Statement of Financial Accounting Standards No. 121 (Fas No.121).

A major tenant of the Mall in Lewiston, Maine, which paid approximately $240,000 in 1996, can terminate its lease with nine months notice effective January 1, 1997. The Partnership is currently negotiating to obtain a long-term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997


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