Form 10-Q
period 1997-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1997-11-14
CIK 746514

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                 --------------------

                                       FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997 OR

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
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
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

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1.     Financial Statements.

            Balance Sheets - September 30, 1997
            and September 30, 1996                                         3

            Statements of Operations - Nine Months
            Ended September 30, 1997
            and September 30, 1996                                         4

            Statements of Cash Flows - Nine Months
            Ended September 30, 1997 and
            September 30, 1996                                             5

            Notes to Financial Statements                                  8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    16

                           PART II - OTHER INFORMATION

SIGNATURES                                                                21

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                         September 30,      December 31,
                                                             1997               1996
                                                         (Unaudited)
                                                         ------------      ------------

ASSETS
Rental Properties                                        $ 51,679,328      $ 52,293,981
Cash and Cash Equivalents                                   1,707,922         1,830,605
Short-term Investments                                             --            51,528
Rents Receivable                                              564,647           688,245
Real Estate Tax Escrows                                       544,966           503,234
Prepaid Expenses and Other Assets                           1,673,409         1,696,237
Investment in Joint Venture                                    78,843            93,734
Financing and Leasing Fees                                  1,378,630         1,631,375
                                                         ------------      ------------

 TOTAL ASSETS                                            $ 57,627,745      $ 58,788,939
                                                         ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable                                        $ 52,106,992      $ 52,538,499
Accounts Payable and Accrued
  Expenses                                                    720,273           684,626
Advance Rental Payments and Security
  Deposits                                                  1,763,022         1,667,316
                                                         ------------      ------------

  Total Liabilities                                        54,590,287        54,890,441

Commitments and Contingent Liabilities (Note 9)

Partners' Capital:
  173,252 units outstanding in 1997
  and 175,163 in 1996                                       3,037,458         3,898,498
                                                         ------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $ 57,627,745      $ 58,788,939
                                                         ============      ============

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended            Nine Months Ended
                                       September 30,                   September 30,
                                   1997           1996           1997             1996
                                       (Unaudited)                     (Unaudited)
                                --------------------------      ---------------------------

Revenues:
Rental income                   $ 4,425,032    $ 4,056,357      $12,863,526     $12,370,471
Laundry & sundry income              44,472         45,373          137,915         154,394
                                -----------    -----------      -----------     -----------
                                  4,469,504      4,101,730       13,001,441      12,524,865
                                -----------    -----------      -----------     -----------
Expenses:
Administrative                      265,692        232,979          790,225         632,764
 Depreciation and
  amortization                      834,621        697,471        2,419,438       2,071,258
 Interest                         1,160,303      1,162,115        3,489,481       3,541,724
 Management fees                    186,645        171,193          552,745         524,214
 Operating                          422,569        356,004        1,469,243       1,417,133
 Renting                             77,099        108,365          152,115         170,574
 Repairs & maintenance              770,895        687,992        1,982,282       1,920,601
 Taxes & insurance                  458,317        437,867        1,390,661       1,362,418
                                -----------    -----------      -----------     -----------
                                  4,176,141      3,853,986       12,246,190      11,640,686
                                -----------    -----------      -----------     -----------

Income from
 Operations                         293,363        247,744          755,251         884,179
                                -----------    -----------      -----------     -----------

 Other income (loss):
   Interest income                   37,685         36,594          98,901          124,938
   Income (loss) from
    investment in
    partnership and
    joint venture                    (7,112)         5,531          (13,293)         17,066
                                -----------    -----------      -----------     -----------
                                     30,573         42,125           85,608         142,004
                                -----------    -----------      -----------     -----------
Net Income                     $    323,936   $    289,869    $     840,859     $ 1,026,183
                               ============   ============    =============     ===========

Net Income
  per Unit                     $       1.86   $       1.64    $        4.83     $      5.80
                               ============   ============    =============     ===========
Weighted Average Number
  of Units Outstanding              173,635        176,475          174,093         176,925
                               ============   ============    =============     ===========

See notes to Consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                             (Unaudited)
                                                         1997           1996
                                                    -----------     -----------
Cash Flows from Operating Activities:
Net income                                          $   840,859     $ 1,026,183
                                                    -----------     -----------

Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
   Depreciation and amortization                      2,419,438       2,071,258
   (Income) Loss from investments in
    partnerships and joint venture                       13,293         (17,066)
   (Increase) Decrease in rents
    receivable                                          123,598         (34,635)
   (Increase) in financing and
    leasing fees                                        (15,022)        (35,680)
    Increase (Decrease) in accounts
    payable and accrued expenses                         35,647        (152,898)
   (Increase) Decrease in real estate
    tax escrows                                         (41,732)         54,042
    Decrease in prepaid expenses
    and other assets                                     22,828          81,546
   Increase in advance rental payments
    and security deposits                                95,706          24,804
                                                    -----------     -----------
   Total Adjustments                                  2,653,756       1,991,371
                                                    -----------     -----------
   Net cash provided by
    operating activities                              3,494,615       3,017,554
                                                    -----------     -----------
Cash Flows from Investing Activities:
  Distribution from joint venture                         1,598          37,671
  Payment for purchase and improvement
   of rental properties                              (1,537,018)     (1,501,987)
  Maturity of short-term investments                     51,528              --
  Purchase of short-term investments                         --          (1,997)
                                                    -----------     -----------
Net cash (used in)
    investing activities                             (1,483,892)     (1,466,313)
                                                    -----------     -----------

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           September 30,
                                                           (Unaudited)
                                                        1997            1996
                                                   -----------      -----------
Cash Flows from Financing Activities:
Principal payments and early
 repayment of mortgages payable                       (431,507)        (395,806)
 Distributions to partners                          (1,527,813)      (1,199,257)
(Payments on) stock buyback                           (174,086)         (47,252)
                                                   -----------      -----------

    Net cash (used in) financing
     activities                                     (2,133,406)      (1,642,815)
                                                   -----------      -----------

Net (Decrease) in Cash and Cash
  Equivalents                                         (122,683)         (91,574)
Cash and Cash Equivalents, Beginning                 1,830,605        2,706,124
                                                   -----------      -----------
Cash and Cash Equivalents, Ending                  $ 1,707,922      $ 2,614,550
                                                   ===========      ===========

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)
                                                Partners' Capital
                               -------------------------------------------------
                                          Limited        General
                               -----------------------   --------
                                 Class A       Class B    Class C      Total
                               -----------   ---------   --------   -----------

Balance, January 1, 1996       $ 3,455,787   $ 824,206   $ 43,409   $ 4,323,402

Unit Buyback                       (47,252)         --         --       (47,252)

Distributions to
 Partners                         (959,806)   (227,954)   (11,997)   (1,199,757)

Net Income                         820,946     194,975     10,262     1,026,183

                               -----------   ---------   --------   -----------
Balance, Sept. 30, 1996        $ 3,269,675   $ 791,227   $ 41,674   $ 4,102,576
                               ===========   =========   ========   ===========

Units authorized and
 issued, net of 3,073
 Treasury Units, at
 September 30, 1996                141,022      33,659      1,771       176,452
                                   =======      ======      =====       =======

Balance, January 1, 1997       $ 3,115,865   $ 743,473   $ 39,160   $ 3,898,498

Unit Buyback                      (139,269)    (33,076)    (1,741)     (174,086)

Distributions to
 Partners                       (1,222,250)   (290,284)   (15,279)   (1,527,813)

Net Income                         672,687     159,763      8,409       840,859
                               -----------   ---------   --------   -----------

Balance, Sept. 30, 1997        $ 2,427,033   $ 579,876   $ 30,549   $ 3,037,458
                               ===========   =========   ========   ===========


Units authorized and
 issued, net of 6,973
 Treasury Units at
 September 30, 1997                138,499      33,014      1,739       173,252
                                   =======      ======      =====       =======

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

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1997, 1996, or 1995. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At September 30, 1997, approximately $1,544,000 of cash and cash equivalents exceeded federally insured amounts of which approximately $1,400,000 was held in a money market fund invested in U.S. Government securities.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                                   September 30,    December 31,       Useful
                                       1997            1996             Life
                                   ------------     -----------      -----------

Land                                $ 9,710,733     $ 9,710,733               --
Buildings                            43,627,173      43,622,868      25-31 years
Building improvements                11,457,741      10,648,403      15-31 years
Kitchen cabinets                      1,203,107         940,870       5-10 years
Carpets                               1,184,552         977,574       5-10 years
Air conditioning                        254,911         233,995       7-10 years
Land improvements                       605,059         599,909      10-31 years
Laundry equipment                        51,282          45,248        5-7 years
Elevators                                45,592          16,842         20 years
Swimming pools                           42,450          42,450         10 years
Equipment                               430,823         311,809        5-7 years
Motor vehicles                           65,926          49,852          5 years
Fences                                   20,785          20,785       5-10 years
Furniture and fixtures                  257,019         201,638        5-7 years
Smoke alarms                              9,064           6,224        5-7 years
                                    -----------     ------------
                                     68,966,217      67,429,200
Less accumulated
  depreciation                       17,286,889      15,135,219
                                    -----------     -----------
                                    $51,679,328     $52,293,981
                                    ===========     ===========

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

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $552,745, and $524,214 for the nine months ended September 30, 1997 and 1996, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1997 and 1996.

The Partnership Agreement also permits the General Partner or a management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the nine months ended Septemmber 30, 1997 and 1996 approximately $330,000 and $221,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $110,000, and $57,000 was capitalized during the nine months ended September 30, 1997 and 1996, in leasehold improvements and the balance was included in administrative expense and repairs and maintenance expenses. In addition, the Partnership paid to the management company $37,500 and $30,000 in each of the nine months ended September 30, 1997 and 1996 for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1997 or 1996.

In 1997 and 1996, an unrelated individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA. NERA has recorded consulting fees of $36,000 during the nine months ended September 30, 1997, and $28,800 during the year ended December 31, 1996.

Included in prepaid expenses and other assets were amounts due from related parties of $498,756 at September 30, 1997 and $416,317 at December 31, 1996 representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $154,096 at September 30, 1997 and $82,856 at December 31, 1996.

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

Included in prepaid expenses and other assets at September 30, 1997 and December 31, 1996 is approximately $427,000 and $669,000 held in escrow to pay future capital improvements. Additional escrow payments of approximately $34,000 are paid monthly. As the improvements are made, funds are used from these escrow accounts.

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $78,843 and $93,734 at September 30, 1997 and December 31, 1996 respectively.

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

NOTE 5--MORTGAGES PAYABLE

At September 30, 1997 and December 31, 1996, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99% payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgage payable approximate their fair value.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--MORTGAGES PAYABLE (CONTINUED)

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

                   1998 - current maturities     $   620,688
                   1999                              676,834
                   2000                            7,337,726
                   2001                              727,098
                   2002                              791,062
                   Thereafter                     41,953,584
                                                 -----------
                                                 $52,106,992
                                                 ===========

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

The Partnership declared distributions of $3.90 during the first and third quarters of 1997 and a special distribution of $1.00 per unit during the first quarter of 1997. Total distributions for 1997 were $8.80 per unit.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units.

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                         Nine Months Ended
                                                            September 30,
                                                           1997      1996
                                                           ----      ----
    Net Income per Depositary Receipt                     $  .48    $ .58
                                                          ======    =====

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--CAPITAL UNIT REPURCHASE PLAN

During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts may take place over a period of a year or more. The purchase price would be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of the repurchase. In January 1997, the Partnership repurchased 6,048 depositary receipts for a total cost of $53,586 and repurchased Class B and General Partnership units for a total cost of $13,397. In April 1997, the Partnership repurchased 3600 depositary receipts for a total cost of $30,600 and repurchased Class B and General Partnership units for a total cost of $7,650. In August 1997, the Partnership repurchased 5,640 depositary receipts for a total cost of $54,990 and repurchased Class B and General Partnership units for a total cost of $13,748. During the third and fourth quarters of 1996, the Partnership repurchased 15,915 depositary receipts for a total cost of $110,060 and repurchased Class B and General Partnership units for a total cost of $27,517. The Class B and General Partnership units were repurchased to maintain the required ownership percentage (See Note 7).

Treasury units at September 30, 1997 are as follows:

         Class A             5,681
         Class B             1,229
         General Partner        63
                            ------
                             6,973
                            ======

NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--RENTAL INCOME

During the nine months ended September 30, 1997, approximately 85% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 15% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

             Commercial
              Property
               Leases              Land Leases           Total

1998         $1,486,844           $  146,667           $1,633,511
1999          1,133,955              146,667            1,280,622
2000            908,244              146,667            1,054,911
2001            630,466              146,667              777,133
2002            411,845              146,667              558,512
Thereafter    1,146,115              990,002            2,136,117
             ----------           ----------          -----------
             $5,717,469           $1,723,337           $7,440,806
             ==========           ==========          ===========

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

The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at September 30, 1997 and December 1996 is $168,625 and $163,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

The ownership of this building addition transfers to the Partnership at the termination of the lease. Accordingly, the Partnership included in property assets approximately $1,400,000 of book value of the demolished building allocable to the Partnership leasehold interest and is depreciating this amount on a straight-line basis over a twenty-year period.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of the loss was approximately $13,000 for the nine months ended September 30, 1997 compared to income of approximately $17,000 for the nine months ended September 30, 1996.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--RENTAL INCOME (CONTINUED)

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $751,831, and $722,108 for the nine months ended September 30, 1997 and 1996 respectively.

NOTE 11--CASH FLOW INFORMATION

During the nine months ended September 30, 1997 and 1996, cash paid for interest on debt was $3,451,694 and $3,487,392 respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Income from operations for the third quarter of 1997 was approximately $293,000, compared to approximately $248,000 for the same period in 1996, an increase of approximately $45,000. For the nine months ended September 30, 1997, income from operations was approximately $755,000 compared to approximately $884,000 for the same period in 1997, a decrease of approximately $129,000. Net cash provided by operations during the nine months ended September 30, 1997 was approximately $3,495,000 compared to approximately $3,018,000 during the same period in 1996, an increase of approximately $477,000. This increase in cash provided from operations is the result of a decrease in rents receivable; and an increase in advance rental payments and security deposits related to a higher occupancy level at the Partnerships residential properties.

Rental income during the third quarter of 1997 was approximately $4,425,000 compared with approximately $4,056,000, for the same period in 1996, an increase of approximately $369,000. For the nine months ended September 30, 1997, rental income was approximately $12,864,000 compared with approximately $12,370,000 for the same period in 1996, an increase of approximately $494,000. The increase in rental income both for the quarter as well as the nine months ended September 30, 1997 is due to the collection of $118,000 in July 1997 of rent, which relates to a prior year, from a tenant who filed for bankruptcy in 1996. In addition, the acquisition of Highland Street property represents approximately $52,000 of the increase in the third quarter of 1997 and approximately $160,000 of the increase in rental income for the nine months ended September 30, 1997. The Partnership has also seen an increase in rental income from the residential properties due to a strong rental market and increasing rental rates. Rental income at the commercial properties has decreased slightly due to the vacancy level and reduced rental rates at the Timpany Plaza Shopping Center, offset by a lower vacancy rate at the Lewiston Mall Shopping Center.

Expenses for the third quarter of 1997 were approximately $4,176,000 compared to approximately $3,854,000 for the same period in 1996, an increase of approximately $322,000. This increase reflects an increase in administrative expenses of approximately $33,000 due to an increase in staffing levels and accompanying employee benefits. The Partnership does not anticipate continued increases in staffing levels in the near term. In addition, depreciation and amortization increased approximately $138,000 due to the acquisition of the property at Highland Street during the fourth quarter of 1996, as well as depreciation related to ongoing capital improvements at the Partnership properties; the management fee increased approximately $15,000 due to a higher level of rental income; operating expenses increased approximately $67,000, of which approximately $7,000 represents Highland Street, approximately $28,000 represents the utilities paid by the Partnership for the vacant space at the Timpany Plaza, and the balance represent an increase in utilities at the Partnership properties. Repairs and maintenance expenses increased approximately $83,000 due to ongoing improvements at the Partnership properties; taxes and insurance increased approximately $20,000, of which approximately $5,000 represents the acquisition of Highland Street and the balance represents an increase in real estate taxes. These increases are offset by a decrease in renting expenses of approximately $31,000 due to a drop in advertising expenditures as a result of a strong rental market.

Expenses for the first nine months of 1997 were approximately $12,246,000 compared with approximately $11,641,000 for the same period in 1996, an increase of approximately $605,000. This represents an increase of approximately $157,000 in administrative expenses; an increase of approximately $348,000 in depreciation and amortization; an increase of approximately $29,000 in the management fee; an increase of approximately $52,000 in operating expenses; an increase of approximately $61,000 in repairs and maintenance expenses; and an increase of approximately $29,000 in taxes and insurance. The reason for these increases are discussed in the preceding paragraph.

Interest income for the three months ended September 30, 1997 remained relatively stable, $37,685 for the three months ended September 30, 1997 and $36,594 for the three months ended September 30, 1996 an increase of $1,091. Interest income for the nine months ended September 30, 1997 was $98,901, compared to $124,938 for the same period in 1996, a decrease of $26,037. The decrease in interest income for the nine months ended September 30, 1997 is due to the receipt of $19,790 during the first quarter of 1996 from interest on the funds held in escrow related to the properties acquired in 1995.

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

The Partnership's share of loss in the joint venture at the Timpany Plaza Shopping Center was $7,112 for the third quarter of 1997 compared to income of $5,531 for the third quarter of 1996, a fluctuation of $12,643. For the nine months ended September 30, 1997, the Partnership's share of loss from the joint venture at Timpany Plaza Shopping Center was $13,293 compared to income of $17,066 for the same period in 1996, a fluctuation of approximately $30,359. The rental income from the joint venture is down significantly due to lower rental rates negotiated with the tenants as the result of the loss of a major tenant in the Timpany Plaza Shopping Center. This decrease in rental income from the joint venture is consistent with the decrease in rental income from the Timpany Plaza Shopping Center.

As a result of the changes discussed above, net income for the three months ended September 30, 1997 was $329,936 compared to $289,869 for the same period in 1996, an increase of $40,067 and net income for the nine months ended September 30, 1997 was $840,026 compared to $1,026,183 and decrease of $185,314.

Liquidity and Capital Resources

The Partnership's principal source of cash during 1997 and 1996 has been the collection of rents. The majority of cash and cash equivalents of $1,707,922 at September 30, 1997 and $1,830,605 at December 31, 1996 is invested in a U.S. government money market account. Additionally, the Partnership purchased a short term investment valued at $51,528 at December 31, 1996. This investment is a certificate of deposit which matured in February 1997.

At September 30, 1997, the Partnership's cash and cash equivalents decreased approximately $906,000 from September 30, 1996. This decrease represents the acquisition of a residential complex consisting of 36 apartments in Lowell, Massachusetts. The purchase price was $790,000 and was funded from cash reserves.

In 1996, the Partnership announced a plan under which it may repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase plan may take place over a period of one year or more. The purchase price will be equal to the price at which such securities are traded on the Nasdaq Stock Market at the time of the repurchase. In 1997, the Partnership repurchased 15,288 depositary receipts for a total purchase price of $139,268, and purchased Class B and General Partnership units for a total cost of $34,818. During the second and third quarters of 1996, the Partnership purchased 15,915 depositary receipts for a total cost of $110,060 and Class B and General Partnership units for a total cost of $27,517. The Class B and General Partnership units are purchased to maintain the required ownership percentages.

During the third quarter of 1997, the Partnership completed approximately $632,000 of capital improvements to its properties. These improvements were funded from escrow accounts previously established for this purpose and from cash reserves. The most significant improvements were made at the Lincoln Street apartments in Newton, Massachusetts for a total cost of approximately $221,000. Significant improvements were also made at the apartments at 62 Boylston Street in Boston, Massachusetts for a total cost of approximately $88,000, as well as improvements of approximately $60,000 at the Courtyard on North Beacon; approximately $59,000 at the Westgate Apartments in Woburn, Massachusetts; approximately $38,000 at the Apartments at 1144 Commonwealth Avenue in Brighton, Massachusetts; and approximately $26,000 the Redwood Hills apartments in Worcester, Massachusetts.

In keeping with its five year capital improvement program and budgeted 1997 capital improvements, the Partnership and its Subsidiary partnerships plan to invest an additional $600,000 in capital improvements in 1997, of which approximately $510,000 is designated for residential properties and $90,000 is designated for commercial properties. These improvements will be funded from cash reserves and escrow accounts.

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

The Partnership paid a distribution of $3.90 per Partnership unit ($0.39 per depositary receipt) during the first and third quarters of 1997 and a special distribution of $1.00 per unit during the first quarter of 1997. Total distributions for 1997 were $8.80 per unit.

Factors that may affect future results

The discussion above contains information based on management's belief and forward looking statements that involve a number of risks, uncertainties and assumptions. There can be no assurances that actual results will not differ materially as a result of various factors, including but not limited to the following:

The Timpany Plaza Shopping Center in Gardner, Massachusetts is 47% vacant at November 1, 1997. If the space remains unoccupied, the 1997 rental income will be approximately $200,000 less than 1996. Should circumstances remain unchanged, the Partnership may need to review the carrying value of this property for impairment in accordance with the Statement of Financial Accounting Standards No. 121 (Fas No. 121).

A major tenant of the shopping mall in Lewiston, Maine, which paid approximately $240,000 in 1996, can terminate its lease with nine months notice effective January 1, 1997. The Partnership is currently negotiating to obtain a long-term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      November 14, 1997

                                   NEW ENGLAND REALTY ASSOCIATES LIMITED
                                   PARTNERSHIP

                                   By: NEWREAL, INC.,
                                       its General Partner*


                                   By: /s/ Ronald Brown
                                       -------------------------------
                                       Ronald Brown, President


                                   * Functional equivalent of Chief
                                     Executive Officer, Principal
                                     Financial Officer and Principal
                                     Accounting Officer.