Form 10-K405
period 1997-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1998-03-31
CIK 746514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1997 or

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

Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                ON WHICH REGISTERED
---------------------------------  ---------------------------------
              None                               None

Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
                                (Title of class)

                              DEPOSITARY RECEIPTS
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 4, 1998, the aggregate market value of traded securities held by non-affiliates of the registrant was $13,116,320, based on the price at which the securities were sold.

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

    The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. In connection with various new mortgages obtained in 1995 by the Partnership on certain of its properties, the ownership of such properties was placed in various subsidiary limited partnerships as a requirement by the financing bank. The Partnership directly or through 19 subsidiary limited partnerships (collectively, the "Subsidiary Partnerships" and individually, a "Subsidiary Partnership"), owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut, New Hampshire and Maine. The Partnership owns a 99.67% interest in each of the 19 Subsidiary Partnerships. The remaining .33% interest of each Subsidiary Partnership is held by an unaffiliated third party. The third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in such Subsidiary Partnerships will be returned to the Partnership. The Partnership continues to maintain an investment in one other real estate limited partnership. In 1996, the Partnership acquired one apartment complex containing thirty-six (36) residential units and converted a three (3) bedroom unit, at another apartment complex, previously occupied by an on-site manager, to a rental unit.

    The long-term goals of the Partnership are to manage, rent and improve its properties and, as suitable opportunities arise, to acquire additional properties with income and capital appreciation potential. When appropriate, the Partnership may sell or refinance selected properties with low debt-to-equity ratio or raise additional capital. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, distributed to the partners, or used for operating expenses or reserves, as determined by the General Partner.

OPERATIONS OF THE PARTNERSHIP

    The Partnership is managed by the General Partner, which is a Massachusetts corporation wholly-owned by Ronald Brown and Harold Brown. The General Partner has employed the Hamilton Company, Inc. (the "Hamilton Company"), the successor to the Hamilton Company Limited Partnership, to perform the management functions for the Partnership's properties. The Hamilton Company employs Ronald Brown and Harold Brown. The Hamilton Company is wholly owned by Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 62 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

    As of March 4, 1998, the Partnership and its Subsidiary Partnerships owned and leased to residential tenants 1,647 apartment units in 18 residential and mixed-use complexes (collectively, the "Apartment Complexes"), 19 condominium units retained by the Partnership as rental properties in a residential apartment complex formerly owned by the Partnership which has been converted into condominiums, one condominium unit in a separate condominium complex and one co-operative apartment (the condominium unit and co-operative apartment are collectively referred to as the "Condominium Units"). The Apartment Complexes and the Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

    Additionally, as of March 4, 1998, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut, Gardner, Massachusetts, and Lewiston, Maine and commercial space in mixed-use buildings in Boston and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." The Partnership also owns an interest in a real estate limited partnership which owns an office building in West Peabody, Massachusetts, and is a party to a joint venture which leases space at the Timpany Plaza Shopping Center (the foregoing properties are referred to collectively as the "Investment Properties"). See Note 2 to Notes to Financial Statements included as a part of this Form 10-K.

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

    During the second quarter of 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase of Depositary Receipts took place over a period of approximately eighteen months. The purchase prices paid for Depositary Receipts varied and were equal to the prices at which such securities were traded on the NASDAQ Stock Market at the time of such purchases. Through December 31, 1997, the Partnership had purchased 31,203 Depositary Receipts for $249,328. See Note 8 to Notes to Financial Statements included as part of this Form 10-K.

RECENT DEVELOPMENTS

    In March, 1996 a major tenant in the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11. Subsequently, in December, 1996 the same tenant closed its doors to business. This tenant had previously paid approximately $347,000 of rent in 1995 and approximately $188,000 in 1996. In July, 1997 pursuant to an Order of the United States Bankruptcy Court, this tenant paid the Partnership $118,050 which payment represented all of the post-petition, pre-rejection rents due and owing by this tenant to the Partnership. The Timpany Plaza is currently 48% vacant and the Partnership cannot determine the effect the vacancy rate Timpany Plaza will have on the Partnerships income and net earnings in the future. The Partnership is in active discussions and negotiations with other retail tenants to rent the space.

    In December, 1996, the Partnership acquired a residential complex containing thirty-six (36) apartment units in Lowell, Massachusetts for a purchase price of approximately $790,000. The purchase was paid from the Partnership's cash reserves.

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

    The Subsidiary Partnerships recorded the purchase prices at the amount paid for the properties. An entity owned by the majority shareholder of the Partnership's General Partner received fees of $311,000 from the sellers of these properties. See Note 2 to Notes to Financial Statements included as part of this Form 10-K.

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

    In 1995, the Partnership sold two unencumbered condominium units located in Stoneham and Boston, Massachusetts for total proceeds of approximately $220,000 and recorded a gain of approximately $152,000 in 1995 as a result of such sale. The Partnership did not sell any properties in 1997 and 1996.

    Other than such purchases described above, the Partnership had not acquired new properties since February, 1989. See "ITEM 2. PROPERTIES--Commercial Properties." During 1996 the Partnership made certain improvements to its properties at a total cost of approximately $2,200,000. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

ADVISORY COMMITTEE

    The Partnership has an Advisory Committee composed of three limited partners who are not general partners or affiliates of the Partnership. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates and advise the General Partner on various other Partnership affairs. The

Advisory Committee has no binding power except with respect to investments and acquisitions involving affiliates of the Partnership.

ITEM 2. PROPERTIES

    As of March 4, 1998, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties, and an interest in a real estate partnership which owns the West Peabody Limited Partnership.

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

APARTMENT COMPLEXES

    The table below lists the location of the 18 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of March 4, 1998, the principal amount outstanding under any mortgages as of December 31, 1997, and the maturity dates of such mortgages.

                                                                                         MORTGAGE
                                                                                         BALANCE
                                                                                       AND INTEREST   MATURITY
                                          NUMBER AND                                    RATE AS OF      DATE
APARTMENT                                  TYPE OF              RENT                     DECEMBER        OF
COMPLEX                                     UNITS              RANGE       VACANCIES     31, 1997     MORTGAGE
-----------------------------------  --------------------  --------------  ---------  --------------  --------
Coach LP...........................  48 units                                     2   $   1,172,999      2005
  53-55 Brook St.                    24 two-bedrooms       $      770-860                      8.25%
  Acton, MA                          20 one-bedrooms       $      695-765
                                     4 studios             $      615-635
Westgate Woburn....................  221 units                                   10   $   6,774,608      2000
  2-20 Westgate Dr.                  1 three-bedroom       $        1,225                     10.99%
  Woburn, MA                         110 two-bedrooms      $      770-995
                                     110 one-bedrooms      $      705-860
Avon Street Apts. LP...............  66 units                                     4   $   1,754,711      2005
  130 Avon Street                    30 two-bedrooms       $      770-850                     8.775%
  Malden, MA                         33 one-bedrooms       $      660-755
                                     3 studios             $      590-605
Middlesex Apts. LP.................  18 units                                     0   $   1,083,340      2005
  132-144 Middlesex Rd.              18 three-bedrooms     $ 1,325-$1,600                     8.625%
  Newton, MA
Clovelly Apts. LP..................  103 units                                    2   $   2,051,399      2005
  160-170 Concord St.                53 two-bedrooms       $      620-755                     8.375%
  Nashua, NH                         50 one-bedrooms       $      555-615
Nashoba Apts. LP...................  32 units                                     2   $   1,071,595      2005
  284 Great Road                     32 two-bedrooms       $    795-1,090                     8.625%
  Acton, MA
River Drive LP.....................  72 units                                     1   $   1,519,773      2005
  3-17 River Drive                   60 two-bedrooms       $      680-745                     8.775%
  Danvers, MA                        5 one-bedrooms        $      645-650
                                     7 studios             $      535-550
Executive Apts. LP.................  72 units                                     3   $   1,760,559      2005
  545-561 Worcester Road             48 two-bedrooms       $      735-845                     8.775%
  Framingham, MA                     24 one-bedrooms       $      595-745

                                                                                         MORTGAGE
                                                                                         BALANCE
                                                                                       AND INTEREST   MATURITY
                                          NUMBER AND                                    RATE AS OF      DATE
APARTMENT                                  TYPE OF              RENT                     DECEMBER        OF
COMPLEX                                     UNITS              RANGE       VACANCIES     31, 1997     MORTGAGE
-----------------------------------  --------------------  --------------  ---------  --------------  --------
Willard Apts. LP...................  16 units                                     0   $     288,589      2005
  580 Willard St.                    8 two-bedrooms        $      750-825                     8.375%
  Quincy, MA                         8 one-bedrooms        $      650-725
Olde English Apts. LP..............  84 units                                     0   $   1,381,926      2005
  703-718 Chelmsford                 47 two-bedrooms       $      585-695                       8.5%
  St.Lowell, MA                      30 one-bedrooms       $      560-630
                                     7 studios             $      520-555
Oak Ridge Apts. LP.................  61 units                                     1   $   2,068,016      2005
  Chestnut St.                       41 three-bedrooms     $      780-930                       8.5%
  Foxboro, MA                        20 two-bedrooms       $      685-785
Linhart LP.........................  9 units                                      0   $   1,289,359      2005
  4-34 Lincoln St.                   6 one-bedrooms        $      625-795                      9.25%
  Newton, MA                         3 studios             $      575-590
Commonwealth 1137 LP...............  35 units                                     0   $   1,246,728      2005
  1131-1137 Comm. Ave.               28 three-bedrooms     $ 1,250-$1,325                     8.375%
                                     5 two-bedrooms        $      910-995
                                     1 one-bedrooms        $          435
                                     1 studio              $          550
Redwood Hills LP...................  180 units                                    4   $   4,506,727      2005
  376-384 Sunderland Rd.             90 two-bedroom        $      715-830                     8.375%
  Worcester, MA                      90 one-bedrooms       $      640-720
Commonwealth 1144 LP...............  261 units                                    3   $   5,208,986      2005
  1144-1160 Comm. Ave.               11 two-bedrooms       $      600-925                     8.375%
  Allston, MA                        108 one-bedrooms      $      625-835
                                     142 studios           $      450-695
Boylston Downtown LP...............  269 units                                   10   $   7,655,690      2005
  62 Boylston St.                    53 one-bedrooms       $    645-1,250                     8.375%
  Boston, MA                         216 studios           $      450-850
North Beacon 140 LP................  64 units                                     3   $   3,420,710      2005
  140-154 North Beacon St.           54 two-bedrooms       $ 1,195-$1,550                     8.375%
  Brighton, MA                       10 two-bedrooms       $ 1,695-$1,895
Highland Street....................  36 Units                                     2               0         0
  Apartments 38-40                   25 Two-Bedrooms       $      535-625
  Highland Street                    9 One Bedrooms        $      500-580
  Lowell, MA                         2 Studios             $      470-530

    See Note 5 to Notes to Financial Statements included as part of this Form 10-K for information relating to the Partnerships' and its Subsidiary Partnerships' mortgages payable.

CONDOMINIUM UNITS

    The Partnership owns and leases to residential tenants 21 Condominium Units in the greater Boston, Massachusetts area. All of the apartment complexes in which the Condominium Units are located, with the exception of the Riverside Apartments, were developed or partially owned by Harold Brown, and in certain cases by Ronald Brown.

    The table below lists the location of the Condominium Units, the number of units in each complex, the number and type of units owned by the Partnership in each complex, the range of rents received by the

Partnership for such units, and the number of vacancies as of March 4, 1998. No Condominium Unit is subject to an existing mortgage.

                                                           NUMBER OF    NUMBER AND TYPE OF
                                                           UNITS IN         UNITS OWNED          RENT
APARTMENT COMPLEX                                           COMPLEX       BY PARTNERSHIP        RANGE         VACANCIES
-------------------------------------------------------  -------------  -------------------  ------------  ---------------
Riverside Apartments...................................          106    12 two-bedrooms      $  950-1,100             1
  8-20 Riverside Street                                                 5 one-bedrooms       $    775-850
  Watertown, MA                                                         2 studios            $    650-720
The Kenmore Tower(1)...................................          111    1 one-bedroom        $      1,300             0
  566 Commonwealth Avenue
  Boston, MA
Chateaux Westgate......................................          252    1 two-bedroom        $        780             0
  Oak Lane
  Brockton, MA

------------------------

(1) This is a co-operative apartment. The Kenmore Tower Corporation is subject to a debt secured by the apartment building, of which approximately $6,300 was allocated to the Partnership as of December 31, 1997.

COMMERCIAL PROPERTIES

    EAST HAMPTON MALL LP In 1984, the Partnership acquired the East Hampton Mall in East Hampton, Connecticut (the "East Hampton Mall"). The shopping center is set on 4.25 acres of land and consists of 52,500 square feet of rentable space, rented primarily to commercial retail establishments. During 1995, the Subsidiary Partnership organized to own this property obtained a mortgage in the amount of $1,435,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1997, the mortgage had an outstanding balance of $1,392,992. As of March 4, 1998, the shopping center had a vacancy rate of 7%, and the average rent per square foot was $5.15.

    TIMPANY PLAZA LP In 1985, the Partnership acquired the Timpany Plaza Shopping Center in Gardner, Massachusetts ("Timpany Plaza"). The shopping center is set on 16 acres of land and consists of 184,600 square feet of rentable space. During 1995, the Subsidiary Partnership organized to own this property obtained a mortgage in the amount of $3,561,000 which carries an interest rate of 8.375% and matures in 2005. As of December 31, 1997, the mortgage had an outstanding balance of $3,460,975. As of March 4, 1998, the shopping center had a vacancy rate of 48%, and the average rent per square foot was $5.13.

    In March, 1996 a major tenant in the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11. Subsequently, in December, 1996 the same tenant closed its doors to business. This tenant had previously paid approximately $347,000 of rent in 1995 and approximately $188,000 in 1996. In July, 1997 pursuant to an Order of the United States Bankruptcy Court, this tenant paid the Partnership $118,050 which represented all of the post-petition, pre-rejection rents due and owing by this tenant to the Partnership.

    This Subsidiary Partnership has a ground lease with another major tenant of the Timpany Plaza Shopping Center. Pursuant to the ground lease, this tenant demolished the existing structure and constructed a new store of approximately 60,000 square feet. The tenant moved into the new store in 1989. The Partnership entered into a joint venture with this tenant to lease the space formerly occupied by the tenant. The joint venture pays this Subsidiary Partnership annual minimum rent of $84,546. The joint venture's net income (as defined in the ground lease) earned from leasing the tenant's former space is to be split evenly between this Subsidiary Partnership and the tenant. This Subsidiary Partnership's share of the joint venture's net loss in 1997 was $10,584.

    The term of the ground lease is 20 years, with automatic extension options for an additional 30 years. At the termination of the ground lease, this Subsidiary Partnership will retain sole title to the underlying property.

    LEWISTON MALL LP In 1989, the Partnership acquired the Lewiston Mall shopping center in Lewiston, Maine (the "Lewiston Mall"). The shopping center is set on 14 acres of land and consists of 181,000 square feet of rentable space. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $2,933,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1997, the mortgage had an outstanding balance of $2,847,139. As of March 4, 1998, the Shopping Center had a 3% vacancy rate, and the average rent per square foot was $4.02.

    LINHART LP During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). The property consists of 21,200 square feet of rentable space. As of March 4, 1998, the commercial space had a 4% vacancy rate, and the average rent per square foot was $17.62.

    BOYLSTON DOWNTOWN LP During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). The property consists of 17,400 square feet of rentable space. As of March 4, 1998, the commercial space had a 53% vacancy rate, and the average rent per square foot was $10.68. The Partnership is currently negotiating with a potential tenant to lease the entire vacant space.

    NORTH BEACON 140 LP During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). The property consists of 1,000 square feet of rentable space. As of March 4, 1998, the commercial space was fully rented, and the average rent per square foot was $11.39.

    See Item 13 "Certain Relationships and Related Transactions" concerning ownership interest in the above properties.

INVESTMENT PROPERTY

    WEST PEABODY LIMITED PARTNERSHIP The Partnership owns a 10% limited partnership interest in the West Peabody Limited Partnership ("West Peabody L.P."). West Peabody L.P. owns a 125,000 square foot office and warehouse building in West Peabody, Massachusetts. As of March 4, 1998, the building had a 8% vacancy rate. The Partnership's share of losses generated by the West Peabody L.P. through the year ended December 31, 1997 exceeded the Partnership's investment by approximately $664,000. As a limited partner, the Partnership is not liable for amounts in excess of its investment and, accordingly, has not recorded any excess losses. The carrying value of the investment property has been reduced to zero. There can be no assurance that this investment, which did not produce any income for the Partnership during 1997, will be realized in the future in excess of its carrying value.

    As of December 31, 1997, the Partnership's investment in West Peabody L.P., which owns the Investment Property described above and its interest in the joint venture with a Timpany Plaza tenant, comprised less than 1% of the Partnership's total assets.

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

    In 1997, the high and low bid quotations for the Receipts were $11.50 and $7.00, respectively. The table below sets forth the high and low bids for each quarter of 1997 and 1996:

                                                                                       1997                  1996
                                                                                ------------------    -------------------
                                                                                            HIGH                   HIGH
                                                                                LOW BID      BID      LOW BID       BID
                                                                                -------    -------    --------    -------
First Quarter.................................................................. $ 7        $ 9        $ 5 7/8     $ 6 3/4
Second Quarter................................................................. $ 8 1/8    $ 9 1/4    $ 6 1/16    $ 6 3/4
Third Quarter.................................................................. $ 8 1/4    $11 1/2    $ 6 1/2     $ 7 1/4
Fourth Quarter................................................................. $ 8 3/4    $11 1/2    $ 6 3/4     $ 7 1/2

    These quotations reflect inter-dealer prices without retail markup, markdown, or commission and do not necessarily represent actual transactions.

    Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners. The Partnership has made annual distributions to its Partners since 1978. In each of 1997 and 1996, the Partnership made total distributions of $8.80 and $6.80 per Partnership Unit, respectively ($.88 and $.68 per Receipt, respectively) The total value of the distribution in 1997 was $1,527,813, an amount determined by the General Partner and the Partnership's Advisory Committee. In March 1998, the Partnership made a regular semi-annual distribution of $4.10 per Partnership Unit ($.41 per Receipt). See Note 13 to Notes to Financial Statements included as part of this Form 10-K.

    In the past, assuming Partners hold Partnership Units or Receipts on the record date for a distribution, distributions have exceeded the amount of the individual income tax payable by Partners as a result of Partnership income allocated to them. However, in 1997 and 1996, the taxable income exceeded statement income by approximately $71,000 and $1,000,000, respectively. The Partnership declared a special distribution in March 1997 to assist partners with any negative tax consequences (as described above and in Note 13 to Notes to Financial Statements included as part of this Form 10-K).

    During the second quarter of 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase of Depositary Receipts took place over a period of approximately eighteen months. The purchase prices paid for Depositary Receipts varied and were equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of such purchases. Through December 31, 1997, the Partnership had purchased 31,203 Depositary Receipts for $249,328. In order to restore the classes of Partnership Units to the required ratios, the Partnership purchased from the General Partner 39 General Partnership Units and purchased from Harold Brown and Ronald Brown 556 and 185 Class B Units respectively, at an aggregate cost of $62,335.

    See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for certain information relating to the number of holders of each class of Partnership Units.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is included on page 24 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships incurred income from operations of $1,123,654 during the year ended December 31, 1997, compared to $725,649 during the year ended December 31, 1996, an increase of $398,005.

    The rental activity is summarized as follows:

                                                                       OCCUPANCY DATE
                                                                -----------------------------
                                                                MARCH 4, 1998  MARCH 14, 1997
                                                                -------------  --------------
Residential
  Units.......................................................         1,668          1,668
  Vacancies...................................................            48             56
  Vacancy rate................................................          2.9%           3.4%

Commercial
  Total square feet...........................................       457,700        457,700
  Vacancy.....................................................       107,850         94,000
  Vacancy rate................................................           24%            21%

                                                                        RENTAL INCOME
                                                                -----------------------------
                                                                    1997            1996
                                                                -------------  --------------

                                                                       (IN THOUSANDS)
Total rents...................................................    $  17,313      $   16,449
Residential percentage........................................          88%             86%
Commercial percentage.........................................          12%             14%
Contingent rentals............................................    $     907      $      927

    Rental income for the year ended December 31, 1997 was approximately $17,313,000 compared to approximately $16,449,000 for the year ended December 31, 1996, an increase of approximately $864,000. Rental income increased at the residential properties approximately $1,042,000 which is offset by a decrease in rental income from the commercial properties of approximately $178,000. Rental rates at the residential properties have increased 3-10% since 1996. Vacancies at the residential properties have decreased 14% to 48 vacancies at March 1998. Rental rates as well as occupancy levels have remained relatively stable at the commercial properties except for the Timpany Plaza Shopping Center. A major tenant who occupied approximately 71,000 square feet of space and paid to the Partnership approximately $188,000 in 1996 vacated the premises and at March 4, 1998 the space remains vacant. The Partnership continues to actively market the space.

    Expenses for the year ended December 31, 1997 were approximately $16,383,000 compared to approximately $15,909,000 for the year ended December 31, 1996, an increase of approximately $474,000. Administrative expenses increased to approximately $991,000 for the year ended December 31, 1997 from approximately $854,000 for the year ended December 31, 1996, an increase of approximately $137,000. This represents an increase in staffing levels as well as related employee benefits. Taxes and insurance increased to approximately $1,882,000 for the year ended December 31, 1997 from approximately $1,795,000 for the year ended December 31, 1996, an increase of approximately $87,000. Real estate taxes increased in 1997 at a majority of the Partnership properties and the Partnership received an abatement of approximately $30,000 in 1996 on one of the residential properties. Renting expense increased to approximately $318,000 at December 31, 1997 from approximately $287,000 at December 31, 1996, an increase of approximately $31,000. This represents an increase in rental commissions paid in 1997.

Depreciation and amortization increased to approximately $3,239,000 at December 31, 1997 from $3,056,000 at December 31, 1996, an increase of approximately $183,000. This represents a full year of depreciation on the Highland Street property acquired in December 1996, as well as depreciation expense on the capital improvements to the properties. These increases are offset by a decrease in interest expense to approximately $4,651,000 at December 31, 1997 from approximately $4,730,000 at December 31, 1996, a decrease of approximately $79,000. This is due to a lower level of debt, as well as a reduction in interest paid on tenant security deposits.

    Interest income was approximately $133,000 for the year ended December 31, 1997 compared to approximately $156,000 for the year ended December 31, 1996, a decrease of approximately $23,000. This decrease is due to a decrease in the average cash balance available for investment in 1997.

    The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two parties have agreed to relet the space formerly leased by the tenant, and divide the net income or loss after paying to the Partnership an annual rent of approximately $84,000. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets.

    The Partnership's share of loss for 1997 in the joint venture at the Timpany Plaza Shopping Center was approximately $11,000 compared to income of approximately $12,000 in 1996, a fluctuation of approximately $23,000. The rental income from the joint venture is down significantly due to an increase in vacancies in the relet space. As of March 4, 1998 the joint venture at the Timpany Plaza Shopping Center relating to the previously vacant space was completely relet.

    Included in other income in 1997 is approximately $37,000 in unrealized appreciation in the Partnership's short-term investments and approximately $18,000 in 1996 from the sale of real estate partnership interests whose carrying value had previously been reduced to zero.

    As a result of the changes discussed above, net income for the year ended December 31, 1997 was approximately $1,269,000 compared to approximately $912,000 for the year ended December 31, 1996, an increase of approximately $357,000.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    New England Realty Associates Limited Partnership and its Subsidiaries incurred income from operations of $725,649 during the year ended December 31, 1996, compared to a loss from operations of $3,116,087 for the year ended December 31, 1995, an increase of $3,841,736. This was principally a result of a special non-cash impairment loss of $3,250,000 on the Lewiston Mall in 1995, relating to an early adoption of Statement of Financial Standards No. 121 (FAS No. 121) (See Note 2 to Notes to Financial Statements included with this Form 10-K). Income from operations before depreciation and amortization and impairment loss was approximately $3,800,000 in 1996 compared to $2,474,000 in 1995, an increase of approximately $1,326,000.

    The rental activity is summarized as follows:

                                                                       OCCUPANCY DATE
                                                               ------------------------------
                                                               MARCH 14, 1997  MARCH 14, 1996
                                                               --------------  --------------
Residential
  Units......................................................         1,668           1,631
  Vacancies..................................................            56              46
  Vacancy rate...............................................          3.4%            2.8%

Commercial
  Total square feet..........................................       457,700         457,700
  Vacancy....................................................        94,000          18,700
  Vacancy rate...............................................           21%              4%


                                                                       RENTAL INCOME
                                                               ------------------------------
                                                                    1996            1995
                                                               --------------  --------------
                                                                       (IN THOUSANDS)
Total rents..................................................    $   16,449      $   12,297
Residential percentage.......................................           86%             80%
Commercial percentage........................................           14%             20%
Contingent rentals...........................................    $      927      $      730

    Rental income for the year ended December 31, 1996 was approximately $16,449,000, compared to approximately $12,297,000 for the year ended December 31, 1995, an increase of approximately $4,152,000. This increase was primarily due to rental income of $3,973,000 from the properties acquired in 1995. Rental income at the Partnerships' commercial properties increased approximately $164,000 due to increases in percentage rents and common area maintenance charges. Rental income from the existing residential properties increased primarily due to rental rates and occupancy levels at Westgate Woburn, Chestnut Square and Olde English apartments. Laundry and sundry income increased approximately $23,000 due to the properties acquired in 1995.

    Expenses for the year ended December 31, 1996 were approximately $15,909,000, compared to approximately $15,576,000 for the year ended December 31, 1995, an increase of approximately $333,000. Expenses before the impairment loss were approximately $12,326,000 in 1995, an increase of approximately $3,583,000. The year ended December 31, 1996 included twelve months of expenses for the properties acquired in 1995 compared to six months for the year ended December 31, 1995. Interest expense increased to approximately $4,730,000 for the year ended December 31, 1996 from approximately $3,432,000 for the year ended December 31, 1995, an increase of approximately $1,298,000. This increase was due to interest expense of $952,000 from the properties acquired in 1995. Significant changes to expenses due to these properties included an increase in depreciation and amortization expense of approximately $664,000; an increase in repairs and maintenance expense of approximately $310,000; an increase in operating expenses of approximately $651,000; an increase in taxes and insurance of approximately $386,000; and an increase in management fees of approximately $177,000. These increases were partially offset by decreased renting expenses of approximately $72,000 which was due to reduced rental advertising and commission costs.

    Interest income was approximately $156,000 for the year ended December 31, 1996, compared to approximately $60,000 for the year ended December 31, 1995, an increase of approximately $96,000. This increase was due to an increase in the funds available for investment during the year.

    The Partnership also sold two condominium units during 1995, for a total gain of approximately $152,000.

    The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two parties have agreed to relet the space, and divide the net income or loss after paying to the Partnership an annual minimum rent of approximately $84,000. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets.

    The Partnership's share of income for 1996 in the joint venture at the Timpany Plaza Shopping Center was approximately $13,000, compared to approximately $29,000 in 1995, a decrease of approximately $16,000. This decrease was due to an increase in vacancies of the joint venture.

    In 1996, the Partnership reported other income of approximately $18,000 from the sale of real estate partnership interests whose carrying value had previously been reduced to zero. In 1994, the Partnership reported other income of $130,000, of which $100,000 represented the cost of energy-saving devices installed at the Partnership's properties by utility companies at no cost to the Partnership. The additional $30,000 of income represents the elimination of a provision for estimated liabilities in connection with the Partnership's investment in a partnership.

    As a result of the changes discussed above, net income for the year ended December 31, 1996 was approximately $912,000, compared to net loss for the year ended December 31, 1995 of approximately $2,875,000, an increase of approximately $3,787,000.

    In March 1996, a major tenant at the Timpany Plaza Shopping Center filed for protection under Chapter 11 of the Federal Bankruptcy Code and the tenant subsequently vacated the premises on or about December, 1996. The tenant occupied approximately 71,000 square feet of space, and paid the Partnership approximately $188,000 in 1996. This tenant has ceased making payments to the Partnership, and at March 4, 1998, this location is currently unoccupied. In addition, the Partnership is actively marketing the space.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 1997 and 1996 were the collection of rents. The majority of cash and cash equivalents of approximately $456,000 at December 31, 1997 is held in interest bearing accounts. At December 31, 1996, the majority of cash and cash equivalents totaling $1,830,605 was invested in a U.S. government money market account. The Partnership's short-term investments of $2,055,429 at December 31, 1997 is invested in a Massachusetts Municipal Bond Fund. The short-term investment of $51,528 at December 31, 1996 is a certificate of deposit which matured in February 1997.

    In December 1996, the Partnership and its subsidiaries acquired a residential apartment complex consisting of 36 apartments in Lowell, Massachusetts. The total purchase price of this property was approximately $790,000 and was funded from the Partnership's cash reserves.

    In 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase plan took place over a period of approximately eighteen months. The purchase prices paid for such Depositary Receipts were equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of the purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively. In addition, 363 Class B and 19 General Partnership units were purchased for a total cost of $34,818 in 1997 and 378 Class B and 20 General Partnership units for a total cost $27,517 in 1996 to maintain the ownership percentages required by the current form of partnership agreement.

    During 1997, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,164,000. The most significant improvements were made at the Linhart property, located in Newton, Massachusetts, for a total cost of approximately $309,000. Additional capital improvements of approximately $294,000, $266,000, $223,000, $199,000 and $187,000 were made to the Apartments at North Beacon, the Westgate Apartments, Redwood Apartments, 1144-1160 Commonwealth Avenue, and Boylston Downtown, respectively.

    In 1998, the Partnership and its Subsidiary Partnerships plan to invest approximately $2,800,000 in capital improvements, of which approximately $2,500,000 is designated for residential properties and approximately $300,000 for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

    The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

    Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing existing properties if insufficient funds exist from cash reserves to repay existing mortgages or if funds for future acquisitions are not available or the Partnership may raise additional capital.

READINESS FOR YEAR 2000

    All of the Partnership records are maintained by the Hamilton Company, which has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. Management has ascertained that the majority of related operating issues will be addressed through routine computer software and hardware updates, which the Hamilton Company performs in the normal course of business. The Hamilton Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its operations or those of the Partnership.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The discussions above contain information based upon management's belief and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurances that actual results will not differ materially as a result of various factors, including, but not limited to, the following:

    A major tenant of the Lewiston Mall in Lewiston, Maine, which paid approximately $269,000 in 1997, can terminate its lease with nine months' notice. The Partnership is currently negotiating to obtain a long-term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

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

    Since October 1992, the General Partner employed the Hamilton Partnership as the management company to manage the Partnership's and its Subsidiary Partnership's properties. During 1996, The Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company, a Massachusetts corporation, was the 99% general partner of Hamilton Partnership. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "ITEM 11. EXECUTIVE COMPENSATION" for information concerning fees paid by the Partnership to the Hamilton Company during 1997.

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

NAME AND POSITION                         AGE                                 OTHER POSITIONS
------------------------------------      ---      ---------------------------------------------------------------------
Ronald Brown........................          62   Associate, Hamilton Realty Company (since 1967); Treasurer, R. Brown
  President, Clerk and Director                    Partners Inc. (since 1985), President, Secretary and sole proprietor
  (since 1984)                                     (since April 1989); Member, Greater Boston Real Estate Board (since
                                                   1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Trustee of Reservations (since 1988); Director, Brookline Music
                                                   School (since 1993); President, Brookline Chamber of Commerce
                                                   (1990-1992); Director, Coolidge Corner Theater Foundation
                                                   (1990-1993); President, Brookline Property Owner's Association
                                                   (1981-1990); Trustee, Brookline Hospital (1982-1989), Director,
                                                   Brookline Symphony Orchestra (since 1996), Treasurer, Brookline
                                                   Greenspace Alliance.

Harold Brown........................          73   Sole proprietor, Hamilton Realty Company (since 1955); Trustee of
  Treasurer and Director                           Wedgestone Realty Investors Trust (1982-1985); (since 1984) Chairman of the Board and principal stockholder of the Wedgestone Advisory
                                                   Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985);
                                                   Member, Greater Boston Real Estate Board; Director, Coolidge Bank and
                                                   Trust (1980-1983).

    As discussed under "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS," in 1997 and 1996 the Partnership repurchased certain Partnership Units from each of Harold Brown, Ronald Brown and the General Partner, and the repurchase of these units were reported by each of Harold Brown and Ronald Brown on Forms 4 and Forms 5 in 1997.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors and executive officers, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file with the Securities and Exchange Commission reports of ownership changes and changes in ownership of the Partnership, officers, directors and greater than 10% of the shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required the Partnership believes that during 1997 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Harold Brown and Ronald Brown were late in filing two sets of Forms 4 covering eight transactions involving the sale of the Partnership's Class B Partnership Units and General Partnership Units repurchased by the Partnership to maintain the required ownership percentages. Harold Brown is filing a Form 4 Statement of Changes in Beneficial Ownership contemporaneously with the filing of this Annual Report in connection with his recent purchase of 1,500 Depositary Receipts on February 8, 1998.

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

    In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the Hamilton Company. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The total Management Fee charged by Hamilton Company during 1997 was approximately $715,000. In 1997, the Partnership and its Subsidiary Limited Partnerships also paid to the Hamilton Company Administrative Fees of approximately $731,000 inclusive of construction supervision and architectural fees of $295,000, repairs and maintenance service charges of $235,000, legal fees of $154,000 and rental fees of $47,000. No sales commissions were paid to the management companies in 1997. In addition, during 1997 the Partnership paid the Hamilton Company $50,000 for certain accounting services, which were provided by an outside company prior to 1993.

    The management services provided by the Hamilton Company include, but are not limited to, collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of the Hamilton Company to provide asset management services to the Partnership for which the Partnership paid approximately $31,000 in 1997.

    Members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown receive $200 for each committee meeting attended. The Advisory Committee held six meetings during 1997. Included in the construction supervision fees mentioned above is $24,000 and $16,800 in 1997 and 1996, respectively which were paid by Hamilton Company to Ronald Brown.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 4, 1998, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Boston EquiServe Limited Partnership ("Boston EquiServe"), which under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 4, 1998, pursuant to the Deposit Agreement, Boston EquiServe was serving as the record holder of the Class A Units with respect to which 1,065,236 Depositary Receipts had been issued to 1,598 holders. As of March 4, 1998, there were issued and outstanding 31,854 Class A Units held by 1,466 limited partners and $33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below.

    The following table sets forth certain information regarding each class of Partnership Units beneficially owned on March 4, 1998 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

                                                                                                             GENERAL
                                              CLASS A                         CLASS B                      PARTNERSHIP
                                     --------------------------   -------------------------------   --------------------------

                                                       % OF                             % OF                          % OF
                                      NUMBER OF     OUTSTANDING      NUMBER OF       OUTSTANDING     NUMBER OF     OUTSTANDING
5% OWNERS                               UNITS          UNITS           UNITS            UNITS          UNITS          UNITS
DIRECTORS AND                        BENEFICALLY    BENEFICIALLY    BENEFICALLY     BENEFICIALLY    BENEFICALLY    BENEFICIALLY
OFFICERS                                OWNED          OWNED           OWNED            OWNED          OWNED          OWNED
-----------------------------------  ------------   -----------   ---------------   -------------   ------------   -----------

Harold Brown.......................          (1)           (1)
  c/o New England
  Realty Associates Limited
  Partnership
  39 Brighton Ave.
  Allston, MA 02110

NERA 1994 Irrevocable Trust........          (1)           (1)       24,761(2)           75%(2)             (3)        100%(3)
  c/o Lane & Altman
  101 Federal St.
  Boston, MA 02110

Ronald Brown.......................       755(4)        0.5%(4)       8,254              25%                (3)        100%(3)
  c/o New England
  Realty Associates Limited
  Partnership
  39 Brighton Ave.
  Allston, MA 02110

NewReal, Inc.......................         0             0               0               0            1,738           100%(3)
  39 Brighton Ave.
  Allston, MA 02134

All directors and officers as a         7,214(5)        5.2%(5)      33,015(6)          100%(6)             (3)        100%(3)
  group

------------------------

(1) 3,500 Depositary Receipts are held of record by Harold Brown and 61,094 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust.

    Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 6,459 Class A Units and the Trust may be deemed to beneficially own approximately 6,109 Class A Units. Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Luci Daley Vincent and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 64,594 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

(2) Consists of Class B Units held by the Trust. See Note (1) above. Harold Brown currently has no voting or investment power over the Class B Units held by the Trust and disclaims beneficial ownership of such Class B Units. The Trustees share voting and investment power over the Class B Units held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 24,761 Class B Units held by the Trust. The Trustees have no pecuniary interest in the Class B Units held by the Trust and disclaim beneficial ownership of such Class B Units.

(3) Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,738 of the General Partnership Units held of record by NewReal, Inc.

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

    In 1995, Harold Brown, through an entity in which he is the majority shareholder, loaned the Partnership $1,175,000 to purchase certain property. The loan was repaid in May, 1995 with interest at the rates from 8.5% to 9%. Total interest paid on the loan was $38,073.

    In addition, Harold Brown is a limited partner as well as a general partner in West Peabody L.P. which owns the Investment Property. Harold Brown's interest in the Investment Property referred to herein as the West Peabody Limited Partnership is 79.0%.

    See also "ITEM 2. PROPERTIES," "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" and "ITEM 11. EXECUTIVE COMPENSATION" for information regarding the fees paid to Hamilton Company, an affiliate of the General Partner and "ITEM
5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" for information regarding Units repurchased by the Partnership from Harold Brown, Ronald Brown and the General Partner.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

       The following Financial Statements are included in this Form 10-K:

       Independent Auditors' Report

       Consolidated Balance Sheets at December 31, 1997 and 1996

       Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

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

                         SELECTED FINANCIAL INFORMATION

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1997          1996          1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------
INCOME STATEMENT INFORMATION
Revenues...................................  $ 17,506,971  $ 16,634,883  $ 12,459,478  $  8,506,195  $  8,414,801
Expenses...................................    16,383,317    15,909,234    15,575,565     7,658,215     7,388,323
Income (Loss) from Operations..............     1,123,654       725,649    (3,116,087)      847,980     1,026,478
Other Income...............................       144,977       186,781       241,276       224,571       113,537
Net Income (Loss)..........................     1,268,631       912,430    (2,874,811)    1,072,551     1,140,015
Net Income (Loss) per Unit.................          7.30          5.17        (16.23)         6.05          6.36
Distributions to Partners per Unit.........          8.80          6.80          6.80          6.80          6.80
Net Income (Loss) per Depositary Receipt...           .73           .52         (1.62)          .61           .64
Distributions to Partners per Depositary
  Receipt..................................           .88           .68           .68           .68           .68

BALANCE SHEET INFORMATION
Total Assets...............................    58,147,503  $ 58,788,939  $ 59,750,970    28,321,816  $ 27,693,357
Net Real Estate Investments................    51,575,342    52,239,981    51,688,269    23,782,167    23,665,365
Total Debt Outstanding.....................    51,956,821    52,538,499    53,072,037    18,742,909    17,884,116
Partners' Capital..........................     3,465,230     3,898,498     4,323,402     8,400,979     8,556,758

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEW ENGLAND REALTY ASSOCIATES LIMITED
                                PARTNERSHIP

                                By:                NewReal, Inc.,
                                                ITS GENERAL PARTNER

                                By:               /s/ RONALD BROWN
                                     -----------------------------------------
                                              Ronald Brown, PRESIDENT
                                Dated: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President and Director of
       /s/ RONALD BROWN           the General Partner
------------------------------    (Principal Executive         March 31, 1998
         Ronald Brown             Officer)

                                Treasurer and Director of
       /s/ HAROLD BROWN           the General Partner
------------------------------    (Principal Financial         March 31, 1998
         Harold Brown             Officer and Principal
                                  Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT                                        PAGE
-------------  -------------------------------------------------------------------------------------------     -----
        (3)    --Second Amended and Restated Contract of Limited Partnership(1)                                 --
        (4)(a) --Specimen certificate representing Depositary Receipts(2)                                       --
           (b) --Description of rights of holders of Partnership securities*                                    --
               --Deposit Agreement, dated August 12, 1987, between the General Partner and the First
           (c)   National Bank of Boston(3)                                                                     --
               --Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of
       (10)      Omnibus Realty Trust, a nominee trust.(4)
       (21)    --Subsidiaries of the Partnership.(5)
       (27)    --Financial Data Schedule of Partnership

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

(4) Incorporated by reference to Exhibit 2.1 to the Partnership(1)s Current Report on Form 8-K dated June 30, 1995.

(5) Incorporated by reference to Note 2 to Financial Statements included as part of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

The Partners
New England Realty Associates Limited Partnership

    We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiary Partnerships at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

MILLER WACHMAN LLP
Certified Public Accountants

Boston, Massachusetts
March 4, 1998

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
                                                     ASSETS

Rental Properties..................................................................  $  51,575,342  $  52,293,981
Cash and Cash Equivalents..........................................................        456,277      1,830,605
Short-term Investments.............................................................      2,055,429         51,528
Rents Receivable...................................................................        604,350        688,245
Real Estate Tax Escrows............................................................        570,713        503,234
Prepaid Expenses and Other Assets..................................................      1,514,370      1,696,237
Investment in Joint Venture........................................................         75,467         93,734
Financing and Leasing Fees.........................................................      1,295,555      1,631,375
                                                                                     -------------  -------------
  TOTAL ASSETS.....................................................................  $  58,147,503  $  58,788,939
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                        LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable..................................................................  $  51,956,821  $  52,538,499
Accounts Payable and Accrued Expenses..............................................        903,430        684,626
Advance Rental Payments and Security Deposits......................................      1,822,022      1,667,316
                                                                                     -------------  -------------
  Total Liabilities................................................................     54,682,273     54,890,441

Commitments and Contingent Liabilities (Note 9)

Partners' Capital..................................................................
173,252 units outstanding in 1997 and 175,163 in 1996..............................      3,465,230      3,898,498
                                                                                     -------------  -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL............................................  $  58,147,503  $  58,788,939
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Revenues
  Rental income.....................................................  $  17,313,181  $  16,448,939  $  12,296,735
  Laundry and sundry income.........................................        193,790        185,944        162,743
                                                                      -------------  -------------  -------------
                                                                         17,506,971     16,634,883     12,459,478
                                                                      -------------  -------------  -------------
Expenses
  Administrative....................................................        991,167        854,337        836,048
  Depreciation and amortization.....................................      3,239,186      3,055,786      2,339,883
  Interest..........................................................      4,650,806      4,729,769      3,432,090
  Management fees...................................................        737,883        699,806        522,842
  Operating.........................................................      1,962,124      1,908,616      1,257,852
  Renting...........................................................        318,397        287,485        359,053
  Repairs and maintenance...........................................      2,601,470      2,577,952      2,175,014
  Taxes and insurance...............................................      1,882,284      1,795,483      1,402,783
  Impairment loss...................................................       --             --            3,250,000
                                                                      -------------  -------------  -------------
                                                                         16,383,317     15,909,234     15,575,565
                                                                      -------------  -------------  -------------
  Income (Loss) from Operations.....................................      1,123,654        725,649     (3,116,087)
                                                                      -------------  -------------  -------------
Other Income
  Interest income...................................................        133,265        156,127         59,909
  Income (loss) from investments in partnerships and joint
    venture.........................................................        (10,584)        12,294         28,904
  Gain on sale of rental properties.................................       --             --              152,463
  Other.............................................................         22,296         18,360       --
                                                                      -------------  -------------  -------------
                                                                            144,977        186,781        241,276
                                                                      -------------  -------------  -------------
  Net Income (Loss).................................................  $   1,268,631  $     912,430  $  (2,874,811)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Net Income (Loss) per Unit........................................  $        7.30  $        5.17  $      (16.23)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted Average Number of Units Outstanding......................        173,855        176,572        177,152
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                                                                       PARTNERS'
                                                                                                                        CAPITAL
                                                                                                                       ----------
                                                                UNITS                             LESS
                                         ----------------------------------------------------   TREASURY                LIMITED
                                                                      GENERAL                     UNITS                ----------
                                           CLASS A      CLASS B     PARTNERSHIP    SUB-TOTAL     AT COST      TOTAL     CLASS A
                                         -----------  -----------  -------------  -----------  -----------  ---------  ----------
Balance, January 1, 1995...............     144,180       34,243         1,802       180,225        3,073     177,152  $6,717,849
Unit Buyback...........................      --           --            --            --           --          --          --
Distributions to Partners..............      --           --            --            --           --          --        (962,213)
Net (Loss).............................      --           --            --            --           --          --      (2,299,849)
                                         -----------  -----------        -----    -----------       -----   ---------  ----------
Balance, December 31, 1995.............     144,180       34,243         1,802       180,225        3,073     177,152  $3,455,787
Unit Buyback...........................      --           --            --            --            1,989      (1,989)   (110,060)
Distributions to Partners..............      --           --            --            --           --          --        (959,806)
Net Income.............................      --           --            --            --           --          --         729,944
                                         -----------  -----------        -----    -----------       -----   ---------  ----------
Balance, December 31, 1996.............     144,180       34,243         1,802       180,225        5,062     175,163   3,115,865
Unit Buyback...........................      --           --            --            --            1,911      (1,911)   (139,268)
Distribution to Partners...............      --           --            --            --           --          --      (1,222,251)
Net Income.............................      --           --            --            --           --          --       1,014,905
                                         -----------  -----------        -----    -----------       -----   ---------  ----------
Balance, December 31, 1997.............     144,180       34,243         1,802       180,225        6,973     173,252  $2,769,251
                                         -----------  -----------        -----    -----------       -----   ---------  ----------
                                         -----------  -----------        -----    -----------       -----   ---------  ----------


                                                      GENERAL
                                          CLASS B   PARTNERSHIP    TOTAL
                                         ---------  -----------  ----------
Balance, January 1, 1995...............  $1,598,946  $  84,184   $8,400,979
Unit Buyback...........................     --          --           --
Distributions to Partners..............   (228,526)    (12,027)  (1,202,766)
Net (Loss).............................   (546,214)    (28,748)  (2,874,811)
                                         ---------  -----------  ----------
Balance, December 31, 1995.............  $ 824,206   $  43,409   $4,323,402
Unit Buyback...........................    (26,141)     (1,376)    (137,577)
Distributions to Partners..............   (227,954)    (11,997)  (1,199,757)
Net Income.............................    173,362       9,124      912,430
                                         ---------  -----------  ----------
Balance, December 31, 1996.............    743,473      39,160    3,898,498
Unit Buyback...........................    (33,077)     (1,741)    (174,086)
Distribution to Partners...............   (290,284)    (15,278)  (1,527,813)
Net Income.............................    241,040      12,686    1,268,631
                                         ---------  -----------  ----------
Balance, December 31, 1997.............  $ 661,152   $  34,827   $3,465,230
                                         ---------  -----------  ----------
                                         ---------  -----------  ----------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1997           1996            1995
                                                                      -------------  -------------  --------------
Cash Flows from Operating Activities
  Net income (loss).................................................  $   1,268,631  $     912,430  $   (2,874,811)
                                                                      -------------  -------------  --------------
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities
    Depreciation and amortization...................................      3,239,186      3,055,786       2,339,883
    (Income) loss from investments in partnerships and joint
      venture.......................................................         10,584        (12,294)        (28,904)
    Unrealized appreciation on short-term investments...............        (37,296)      --              --
    Impairment loss.................................................       --             --             3,250,000
    (Gain) on sale of rental properties.............................       --             --              (152,463)
    (Increase) Decrease in rents receivable.........................         83,895         (3,836)        (41,305)
    (Increase) in financing and leasing fees........................        (20,524)       (53,449)     (1,970,607)
    Increase (Decrease) in accounts payable.........................        218,804       (120,239)        183,876
    (Increase) Decrease in real estate tax escrows..................        (67,479)        35,711        (515,387)
    (Increase) Decrease in prepaid expenses and other assets........        181,867        237,235      (1,444,689)
    Increase in advance rental payments and security deposits.......        154,706        116,650         993,727
                                                                      -------------  -------------  --------------
    Total Adjustments...............................................      3,763,743      3,255,564       2,614,131
                                                                      -------------  -------------  --------------
    Net cash provided by (used in) operating activities.............      5,032,374      4,167,994        (260,680)
                                                                      -------------  -------------  --------------
Cash Flows from Investing Activities
  Distribution from joint venture...................................          7,684         48,549          64,255
  Purchase and improvement of rental properties.....................     (2,164,204)    (3,218,539)    (31,436,551)
  Maturity of short-term investments................................         51,528       --              --
  Purchase of short-term investments................................     (2,018,133)        (2,651)         (3,322)
  Proceeds from the sale of properties..............................       --             --               219,706
                                                                      -------------  -------------  --------------
Net cash (used in) investing activities.............................     (4,123,125)    (3,172,641)    (31,155,912)
                                                                      -------------  -------------  --------------
Cash Flows from Financing Activities
  Principal payments and early repayment of mortgages payable.......       (581,678)      (533,538)    (10,897,871)
  Proceeds from mortgages...........................................       --             --            46,402,000
  Distributions to partners.........................................     (1,527,813)    (1,199,757)     (1,202,766)
  Purchase of treasury units........................................       (174,086)      (137,577)       --
  Proceeds from (repayment of) note payable.........................       --             --            (1,175,000)
                                                                      -------------  -------------  --------------
    Net cash provided by (used in) financing activities.............     (2,283,577)    (1,870,872)     33,126,363
                                                                      -------------  -------------  --------------
Net (Decrease) Increase in Cash and Cash Equivalents................     (1,374,328)      (875,519)      1,709,771
Cash and Cash Equivalents, Beginning................................      1,830,605      2,706,124         996,353
                                                                      -------------  -------------  --------------
Cash and Cash Equivalents, Ending...................................  $     456,277  $   1,830,605  $    2,706,124
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties were restructured into separate subsidiary limited partnerships without any change in the historical cost basis.

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

    REVENUE RECOGNITION: Rental income from residential and commercial properties is recognized over the term of the related lease. Amounts sixty days in arrears are charged against income. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

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

    CASH EQUIVALENTS: The Partnership and its Subsidiary Partnerships consider cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SHORT-TERM INVESTMENTS: The Partnership accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Partnerships consider short-term investments to be mutual funds, and bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value with unrealized holding gains or losses reflected in earnings.

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1997, 1996, or 1995. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in state and municipal securities. At December 31, 1997, approximately $30,613 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest bearing investment. Fluctuations in actual interest rates affect the value of these investments.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                                                                              DECEMBER 31,
                                                                      ----------------------------     USEFUL
                                                                          1997           1996           LIFE
                                                                      -------------  -------------  -------------
Land................................................................  $   9,710,733  $   9,710,733       --
Buildings...........................................................     43,627,173     43,622,868    25-31 years
Building improvements...............................................     11,351,613     10,648,403    15-31 years
Kitchen cabinets....................................................      1,029,671        940,870     5-10 years
Carpets.............................................................      1,028,065        977,574     5-10 years
Air conditioning....................................................        251,950        233,995     7-10 years
Land improvements...................................................        623,453        599,909    10-31 years
Laundry equipment...................................................         62,899         45,248      5-7 years
Elevators...........................................................         45,592         16,842       20 years
Swimming pools......................................................         42,450         42,450       10 years
Equipment...........................................................        471,263        311,809      5-7 years
Motor vehicles......................................................         65,926         49,852        5 years
Fences..............................................................         20,785         20,785     5-10 years
Furniture and fixtures..............................................        255,033        201,638      5-7 years
Smoke alarms........................................................         10,706          6,224      5-7 years
                                                                      -------------  -------------
                                                                         68,597,312     67,429,200
Less accumulated depreciation.......................................     17,021,970     15,135,219
                                                                      -------------  -------------
                                                                      $  51,575,342  $  52,293,981
                                                                      -------------  -------------
                                                                      -------------  -------------

    On December 11, 1996, the Partnership acquired a residential complex containing 36 apartment units in Lowell, Massachusetts for a purchase price of approximately $790,000. The purchase was paid from the Partnership's cash reserves and is unencumbered.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
    On June 30, 1995, the Partnerships purchased for $30,198,000 five properties containing an aggregate of 809 residential apartments and 18,400 square feet of commercial space. The purchase was paid for in part with the proceeds from the refinancing of thirteen of the Partnerships' properties and the issuance of new mortgage notes payable aggregating $22,627,000 and maturing in 2005. The properties were acquired from a trust owned nominally by the majority shareholder of NERA's General Partner. In substance, the properties were owned by the trust's secured lender under a previous restructuring agreement whereby the lender received all of the operating income from the properties as well as the proceeds from the sale to NERA. The Partnerships have recorded the purchase at the amount paid for the properties and have allocated the amounts to the individual properties acquired. An entity owned by the majority shareholder of the Partnership's General Partner received a fee of $300,000 from the trust's secured lender.

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

    The operating results of these acquired properties have been included in the consolidated statements of operations since the date of acquisition. The following unaudited proforma results assume the acquisitions in 1995 occurred at the beginning of that year and are based on historical amounts adjusted for changes in interest expense and depreciation and amortization (stated in thousands except for per unit amounts):

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1995
                                                                             -----------------
Rental income..............................................................      $  15,789
Operating (loss)...........................................................         (3,320)
Net (loss).................................................................         (3,078)
(Loss) per unit............................................................         (17.38)

    The proforma amounts do not include the immaterial impact of the December 1996 acquisition of the Highland Avenue property in Lowell, Massachusetts, referred to above.

    The proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition in 1995 been consummated at January 1, 1995, nor are these results necessarily indicative of future operating results.

    In 1995, the Partnership sold two condominiums located in Stoneham and Boston, Massachusetts. The sales price, net of closing costs, was $219,706, and the gain of $152,463 is included in other income.

    In the fourth quarter of 1995, the Partnerships recorded a special charge of $3,250,000 relating to the early adoption of Statement of Financial Accounting Standards No. 121 (FAS 121) on accounting for the impairment of long-lived assets, effective for fiscal years beginning after December 15, 1995. This

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
statement requires that long-lived assets held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 1995, the Lewiston Mall, with a carrying value of approximately $8,200,000, was remortgaged for $2,933,000. As part of this refinancing, the lender obtained an appraisal of $5,000,000. A further analysis of estimated future cash flows, as required by FAS 121, indicated an impairment. The carrying value of the Lewiston Mall has been reduced to the net present value of expected future cash flows, which approximates the aforementioned appraisal.

    Real estate and accumulated depreciation as of December 31, 1997 is:

                                                                                                          GROSS AMOUNT
                                                                                               COST         AT WHICH
                                                                                           CAPITALIZED     CARRIED AT
                                                                  INITIAL COST TO         SUBSEQUENT TO     CLOSE OF
                                                                  PARTNERSHIPS(1)          ACQUISITION       PERIOD
                                            ENCUMBRANCES    ----------------------------       (2)        ------------
                                               (FIRST                     BUILDINGS AND   --------------
                                             MORTGAGES)         LAND       IMPROVEMENTS    IMPROVEMENTS       LAND
                                          ----------------  ------------  --------------  --------------  ------------

Condominium Units.......................   $            0   $     33,746  $      311,527  $       37,371  $     33,746
Residential Units
Massachusetts

Westgate Woburn.........................        6,774,608        461,300       2,424,636       4,176,201       461,300
Residential Apartments
Woburn, Massachusetts

Coach L.P...............................        1,172,999        140,600         445,791         461,904       140,600
Residential Apartments
Acton, Massachusetts

Avon Street Apartments L.P..............        1,754,711         62,700         837,318         281,721        62,700
Residential Apartments
Malden, Massachusetts

Middlesex Apartments L.P................        1,083,340         37,700         161,012         206,339        37,700
Residential Apartments
Newton, Massachusetts

Clovelly Apartments L.P.................        2,051,399        177,610       1,478,359         439,740       177,610
Residential Apartments
Nashua, New Hampshire

Nashoba Apartments L.P..................        1,071,595         79,650         284,548         623,648        79,650
Residential Apartments
Acton, Massachusetts

River Drive L.P.........................        1,519,773         72,525         587,777         984,533        72,525
Residential Apartments
Danvers, Massachusetts

Executive Apartments L.P................        1,760,559         91,400         740,360         777,925        91,400
Residential Apartments
Framingham, Massachusetts

Willard Apartments L.P..................          288,589         15,825          63,477         133,384        15,825
Residential Apartments
Quincy, Massachusetts

Olde English Apartments L.P.............        1,381,926         46,181         878,323         305,812        46,181
Residential Apartments
Lowell, Massachusetts

Oak Ridge Apartments L.P................        2,068,016        135,300         406,544         959,582       135,300
Residential Apartments
Foxboro, Massachusetts

Commonwealth 1137 L.P...................        1,246,728        342,000       1,367,669         208,545       342,000
Residential Apartments
Boston, Massachusetts

                                                                            ACCUMULATED
                                          BUILDINGS AND                    DEPRECIATION        DATE
                                           IMPROVEMENTS       TOTALS            (3)          ACQUIRED
                                          --------------  --------------  ---------------  -------------
Condominium Units.......................  $      348,898  $      382,644   $     243,613         Various
Residential Units
Massachusetts
Westgate Woburn.........................       6,600,837       7,062,137       3,443,636      Sept. 1977
Residential Apartments
Woburn, Massachusetts
Coach L.P...............................         907,695       1,048,295         573,802      Sept. 1977
Residential Apartments
Acton, Massachusetts
Avon Street Apartments L.P..............       1,119,039       1,181,739         773,163      Sept. 1977
Residential Apartments
Malden, Massachusetts
Middlesex Apartments L.P................         367,351         405,051         163,570      Sept. 1977
Residential Apartments
Newton, Massachusetts
Clovelly Apartments L.P.................       1,918,099       2,095,709       1,320,142      Sept. 1977
Residential Apartments
Nashua, New Hampshire
Nashoba Apartments L.P..................         908,196         987,846         453,131      Sept. 1977
Residential Apartments
Acton, Massachusetts
River Drive L.P.........................       1,572,310       1,644,835         810,738      Sept. 1977
Residential Apartments
Danvers, Massachusetts
Executive Apartments L.P................       1,518,285       1,609,685         995,674      Sept. 1977
Residential Apartments
Framingham, Massachusetts
Willard Apartments L.P..................         196,861         212,686          82,627      Sept. 1977
Residential Apartments
Quincy, Massachusetts
Olde English Apartments L.P.............       1,184,135       1,230,316         792,158      Sept. 1977
Residential Apartments
Lowell, Massachusetts
Oak Ridge Apartments L.P................       1,366,126       1,501,426         663,125      Sept. 1977
Residential Apartments
Foxboro, Massachusetts
Commonwealth 1137 L.P...................       1,576,214       1,918,214         157,162       July 1995
Residential Apartments
Boston, Massachusetts

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)

                                                                                                          GROSS AMOUNT
                                                                                               COST         AT WHICH
                                                                                           CAPITALIZED     CARRIED AT
                                                                  INITIAL COST TO         SUBSEQUENT TO     CLOSE OF
                                                                  PARTNERSHIPS(1)          ACQUISITION       PERIOD
                                            ENCUMBRANCES    ----------------------------       (2)        ------------
                                               (FIRST                     BUILDINGS AND   --------------
                                             MORTGAGES)         LAND       IMPROVEMENTS    IMPROVEMENTS       LAND
                                          ----------------  ------------  --------------  --------------  ------------
Commonwealth 1144 L.P...................        5,208,986      1,410,000       5,664,816         437,812     1,410,000
Residential Apartments
Boston, Massachusetts

Boylston Downtown L.P...................        7,655,690      2,112,000       8,593,111         473,020     2,112,000
Residential Apartments
Boston, Massachusetts

North Beacon 140 L.P....................        3,420,710        936,000       3,762,013         443,946       936,000
Residential Units
Boston, Massachusetts

Redwood Hills L.P.......................        4,506,727      1,200,000       4,810,604         630,684     1,200,000
Residential Units
Worcester, Massachusetts

East Hampton L.P........................        1,392,992        394,011       1,182,031       1,240,760       394,011
Strip Shopping Mall
East Hampton, Connecticut

Timpany Plaza L.P.......................        3,460,975        378,125       4,729,978         352,233       378,125
Shopping Mall
Gardner, Massachusetts

Lewiston Mall L.P. (4)..................        2,847,139      1,043,059       3,694,731         428,916     1,043,059
Shopping Mall
Lewiston, Maine

Linhart L.P.............................        1,289,359        385,000       1,540,000         545,214       385,000
Residential/Commercial
Newton, Massachusetts

Highland Street Apartments, L.P.........                0        156,000         634,085         138,580       156,000
Residential Apartments
Lowell, Massachusetts
                                          ----------------  ------------  --------------  --------------  ------------

                                           $   51,956,821   $  9,710,732  $   44,598,710  $   14,287,870  $  9,710,732
                                          ----------------  ------------  --------------  --------------  ------------
                                          ----------------  ------------  --------------  --------------  ------------


                                                                            ACCUMULATED
                                          BUILDINGS AND                    DEPRECIATION        DATE
                                           IMPROVEMENTS       TOTALS            (3)          ACQUIRED
                                          --------------  --------------  ---------------  -------------
Commonwealth 1144 L.P...................       6,102,628       7,512,628         642,287       July 1995
Residential Apartments
Boston, Massachusetts
Boylston Downtown L.P...................       9,066,131      11,178,131         968,316       July 1995
Residential Apartments
Boston, Massachusetts
North Beacon 140 L.P....................       4,205,959       5,141,959         442,616       July 1995
Residential Units
Boston, Massachusetts
Redwood Hills L.P.......................       5,441,288       6,641,288         577,017       July 1995
Residential Units
Worcester, Massachusetts
East Hampton L.P........................       2,422,791       2,816,802         792,903      Sept. 1984
Strip Shopping Mall
East Hampton, Connecticut
Timpany Plaza L.P.......................       5,082,211       5,460,336       2,385,387      Sept. 1985
Shopping Mall
Gardner, Massachusetts
Lewiston Mall L.P. (4)..................       4,123,647       5,166,706         472,641       Feb. 1989
Shopping Mall
Lewiston, Maine
Linhart L.P.............................       2,085,214       2,470,214         222,309       Jan. 1995
Residential/Commercial
Newton, Massachusetts
Highland Street Apartments, L.P.........         772,665         928,665          45,953       Dec. 1996
Residential Apartments
Lowell, Massachusetts
                                          --------------  --------------  ---------------
                                          $   58,886,580  $   68,597,312   $  17,021,970
                                          --------------  --------------  ---------------
                                          --------------  --------------  ---------------

------------------------
(1) The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2) Net of retirements, which are not significant.
(3) In 1997, rental properties were depreciated over the following estimated useful lives:

Assets                                                                                                 Life
Buildings and Improvements                                                                            10-31
                                                                                                      years
Other Categories of Assets                                                                          5-10 years

(4) Initial costs and carrying values are net of $3,250,000 impairment loss.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
    A reconciliation of rental properties and accumulated depreciation is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Rental Properties
  Balance, Beginning................................................  $  67,429,200  $  65,052,299  $  37,753,503
  Additions
    Buildings, improvements, and other assets.......................      2,164,204      3,218,539     33,334,751
                                                                      -------------  -------------  -------------
                                                                         69,593,404     68,270,838     71,088,254
                                                                      -------------  -------------  -------------
  Deduct:
    Write-off of retired or disposed assets.........................        996,092        841,638      1,101,345
    Loss on impairment of rental properties.........................       --             --            4,934,610
                                                                      -------------  -------------  -------------
                                                                            996,092        841,638      6,035,955
                                                                      -------------  -------------  -------------
  Balance, Ending...................................................  $  68,597,312  $  67,429,200  $  65,052,299
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Accumulated Depreciation
  Balance, Beginning................................................  $  15,135,219  $  13,364,030  $  13,971,336
  Add:
    Depreciation for the year.......................................      2,882,843      2,612,827      2,111,405
                                                                      -------------  -------------  -------------
                                                                         18,018,062     15,976,857     16,082,741
                                                                      -------------  -------------  -------------
  Deduct:
    Accumulated depreciation of retired or disposed assets..........        996,092        841,638      1,034,101
    Loss on impairment of rental properties.........................       --             --            1,684,610
                                                                      -------------  -------------  -------------
                                                                            996,092        841,638      2,718,711
                                                                      -------------  -------------  -------------
Balance, Ending.....................................................  $  17,021,970  $  15,135,219  $  13,364,030
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $715,086, $677,066, and $504,842 in 1997, 1996, and 1995 respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1997, 1996, and 1995.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. In 1997, 1996, and 1995 approximately $731,000, $511,000, and $231,000 was charged to NERA for legal, construction, maintenance, rental and architectural services, and supervision of capital improvements. Approximately $295,000, $232,000, and $50,000 was capitalized in 1997, 1996 and 1995 in rental properties. Included in the 1997 expenses referred to above, approximately $235,000 is recorded in repairs and maintenance, $154,000 in administrative expense, and $47,000 in renting expense. Included in the 1996 expenses referred to above, approximately $115,000 is recorded in repairs and maintenance expenses, approximately $147,000 in administrative expenses, and approximately $17,000 in renting expenses. In 1995 the balance of $181,000 was included in administrative expense. Additionally in 1997, 1996 and 1995, the Partnership paid to the management company $50,000, $50,000, and $30,000 respectively for accounting services previously provided by an outside company.

    The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1997, 1996, or 1995.

    In 1996, an unrelated individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $30,600 and $28,800 in 1997 and 1996 respectively.

    Included in prepaid expenses and other assets were amounts due from related parties of $487,321 and $416,317 at December 31, 1997 and 1996 respectively, representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $155,072 and $82,856 at December 31, 1997 and December 31, 1996 respectively.

    See Note 10 for rental arrangements with the Timpany Plaza joint venture.

    As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.

    See Note 2 for fees paid to related parties by the sellers of the Partnerships' 1995 acquisitions.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 4--OTHER ASSETS

    Short-term investments are considered to be trading securities per FAS 115 and are carried on the balance sheet at their market value. At December 31, 1997, a mutual fund with a cost of $2,018,134 was recorded at its market value of $2,055,429. The unrealized gain of $37,296 is included in other income. At December 31, 1996, a 5.07% certificate of deposit maturing in February 1997 is carried at its cost of $51,528, which approximates market.

    Included in prepaid expenses and other assets at December 31, 1997 and 1996, is approximately $389,000 and $669,000 respectively held in escrow to pay future capital improvements (See Note 5).

    The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $75,467 and $93,734 at December 31, 1997 and December 31, 1996 respectively.

    The Partnership owns a 10% ownership interest in a real estate partnership accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. The majority shareholder of the General Partner is also the majority owner of this partnership. There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value. In 1996, $18,360 is recorded in other income for the amount received from the disposition of investment partnerships that had previously been reduced to a carrying value of zero.

NOTE 5--MORTGAGES PAYABLE

    At December 31, 1997 and December 31, 1996, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

    Approximate annual maturities are as follows:

1998--current maturities.......................................  $  634,000
1999...........................................................     692,000
2000...........................................................   7,335,000
2001...........................................................     743,000
2002...........................................................     808,000
Thereafter.....................................................  41,745,000
                                                                 ----------
                                                                 $51,957,000
                                                                 ----------
                                                                 ----------

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

    The Partnership declared distributions of $8.80 per unit in 1997 and $6.80 per unit in 1996, and 1995. The 1997 distribution includes a special dividend of $ 1.00 per unit paid in March 1997 (see note 13).

    In March 1998, the Partnership declared a regular semi-annual dividend of $4.10 per unit.

    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units.

    Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income (loss) per Depositary Receipt:

                                                                                                     YEAR ENDED
                                                                                                    DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Net Income (Loss) per Depositary Receipt.................................................  $     .73  $     .52  $   (1.62)
                                                                                                 ---        ---  ---------
                                                                                                 ---        ---  ---------

NOTE 8--CAPITAL UNIT REPURCHASE PLAN

    During the second quarter of 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The repurchase of Depositary Receipts took place over a period of approximately eighteen months. The purchase prices paid for Depositary Receipts varied and were equal to the price at which such securities were traded on the Nasdaq Stock Market at the time of purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively.

    In addition, 363 Class B and 19 General Partnership units were purchased in 1997 for a total cost of $34,819 and 378 Class B and 20 General Partnership units were purchased in 1996 for a total cost of $27,517 to maintain the ownership percentages required by the current form of partnership agreement (See
Note 7).

Treasury units at December 31, 1997 are as follows:

Class A..............................................................      5,681
Class B..............................................................      1,228
General Partner......................................................         64
                                                                       ---------
                                                                           6,973
                                                                       ---------
                                                                       ---------

NOTE 9--COMMITMENTS AND CONTINGENCIES

    From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10--RENTAL INCOME

    In 1997, approximately 88% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 12% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                                           COMMERCIAL
                                                                            PROPERTY
                                                                             LEASES     LAND LEASES      TOTAL
                                                                          ------------  ------------  ------------
1998....................................................................  $  1,554,000  $    130,000  $  1,684,000
1999....................................................................     1,128,000       132,000     1,260,000
2000....................................................................       901,000       150,000     1,051,000
2001....................................................................       665,000       150,000       815,000
2002....................................................................       517,000       150,000       667,000
Thereafter..............................................................     1,359,000     1,087,000     2,446,000
                                                                          ------------  ------------  ------------
                                                                          $  6,124,000  $  1,799,000  $  7,923,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at December 31, 1997 and 1996 is $171,000 and $163,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

    Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of losses for the year ended 1997 was $10,584, compared to income of $12,294 and $28,904 for the years ended 1996, and 1995 respectively.

    The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were $906,731, $927,294, and $730,613 for the years ended December 31, 1997,
1996, and 1995 respectively.

NOTE 11--CASH FLOW INFORMATION

    During the years ended December 31, 1997, 1996, and 1995, cash paid for interest was $4,595,922, $4,644,058, and $3,461,577 respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 13--TAXABLE INCOME AND TAX BASIS

    Taxable income reportable by the Partners is different than statement income because of accelerated depreciation, different tax lives for some properties, impairment losses, and the inclusion for tax purposes of profits and losses realized on equity investments. Taxable income for 1997 is approximately $71,000 greater than statement income. In March 1997, the Partnership declared a special $.10 dividend per depository receipt payable March 31, 1997 to assist partners with any negative tax consequences of these transactions arising from the reportability for tax purposes of gains of approximately $1,050,000 from the disposition of two equity investments.

    Cumulative tax basis at December 31, 1997 is approximately $2,200,000 greater than the statement basis.

NOTE 14--QUARTERLY FINANCIAL DATA

                                                                   THREE MONTHS ENDED,
                                          ----------------------------------------------------------------------
                                           MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                              1997          1997          1997           1997          TOTAL
                                          ------------  ------------  -------------  ------------  -------------

                                                                       (UNAUDITED)
Revenues................................  $  4,272,830  $  4,259,107   $ 4,469,504    $4,505,530   $  17,506,971
Expenses................................     4,104,523     3,965,526     4,176,141     4,137,127      16,383,317
                                          ------------  ------------  -------------  ------------  -------------
Income from Operations..................       168,307       293,581       293,363       368,403       1,123,654
Other Income............................        29,297        25,738        30,573        59,369         144,977
                                          ------------  ------------  -------------  ------------  -------------
Net Income..............................  $    197,604  $    319,319   $   323,936    $  427,772   $   1,268,631
                                          ------------  ------------  -------------  ------------  -------------
                                          ------------  ------------  -------------  ------------  -------------
Net Income per Unit.....................  $       1.13  $       1.83   $      1.87    $     2.47   $        7.30
Net Income per Depository Receipt.......  $        .11  $        .18   $       .19    $      .25   $         .73

                                                                   THREE MONTHS ENDED,
                                          ----------------------------------------------------------------------
                                           MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                              1996          1996          1996           1996          TOTAL
                                          ------------  ------------  -------------  ------------  -------------

                                                                       (UNAUDITED)
Revenues................................  $  4,235,464  $  4,187,671   $ 4,101,730    $4,110,018   $  16,634,883
Expenses................................     3,881,730     3,904,970     3,853,986     4,268,548      15,909,234
                                          ------------  ------------  -------------  ------------  -------------
Income (Loss) from Operations...........       353,734       282,701       247,744      (158,530)        725,649
Other Income............................        59,268        40,522        42,125        44,866         186,781
                                          ------------  ------------  -------------  ------------  -------------
Net Income (Loss).......................  $    413,002  $    323,223   $   289,869    $ (113,664)  $     912,430
                                          ------------  ------------  -------------  ------------  -------------
                                          ------------  ------------  -------------  ------------  -------------
Net Income (Loss) per Unit..............  $       2.33  $       1.82   $      1.67    $     (.65)  $        5.17
Net Income (Loss) per Depositary
  Receipt...............................  $        .23  $        .18   $       .17    $     (.06)  $         .52

    During the fourth quarter of 1996, the Partnership revised its estimates of depreciation and amortization and recorded approximately $200,000 of expenses applicable to earlier quarters during the year.