Form 10-Q
period 1998-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1998-05-15
CIK 746514

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 ----------


                                  FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF  THE
---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------   ----------
                          Commission file number 0-12138

New England Realty Associates Limited Partnership
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                      04-2619298
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

39 Brighton Avenue,
Allston, Massachusetts                                02134
(Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number,                     (617) 783-0039
    Including Area Code

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

                                Yes      X        No
                                    -------------       --------------

                                        INDEX

                            PART I - FINANCIAL INFORMATION



                                                          Page No.
Item 1.     Financial Statements.

            Balance Sheets - March 31, 1998
            and March 31, 1997                               4

            Statements of Operations - Three Months
            Ended March 31, 1998
            and March 31, 1997                               5

            Statements of Cash Flows - Three Months
            Ended March 31, 1998 and
            March 31, 1997                                   6

            Notes to Financial Statements                    9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       17


                           PART II - OTHER INFORMATION

Item 5.    Other Information



SIGNATURES                                                   3


                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998

                                       NEW ENGLAND REALTY ASSOCIATES
                                       LIMITED PARTNERSHIP

                                       By:  NEWREAL, INC.,
                                            its General Partner*


                                       By: /s/ Ronald Brown
                                           -----------------------------
                                           Ronald Brown, President


                                     * Functional equivalent of Chief
                                       Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                              March 31,     December 31,
                                                1998            1997
                                             (Unaudited)
                                             ------------   -------------
ASSETS

Rental Properties                             $ 51,439,541   $ 51,575,342
Cash and Cash Equivalents                          630,429        456,277
Short-term Investments                           1,663,447      2,055,429
Rents Receivable                                   544,219        604,350
Real Estate Tax Escrows                            565,930        570,713
Prepaid Expenses and Other Assets                1,546,237      1,514,370
Investment in Joint Venture                         72,344         75,467
Financing and Leasing Fees                       1,224,473      1,295,555
                                              ------------   ------------

TOTAL ASSETS                                  $ 57,686,620   $ 58,147,503
                                              ------------   ------------
                                              ------------   ------------

LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable                             $ 51,803,366   $ 51,956,821
Accounts Payable and Accrued
  Expenses                                         837,768        903,430
Advance Rental Payments and Security
  Deposits                                       1,845,733      1,822,022
                                              ------------   ------------

Total Liabilities                               54,486,867     54,682,273

Commitments and Contingent
  Liabilities (Note 9)

Partners' Capital:
  173,252 units outstanding
  in 1998 and 1997                               3,199,753      3,465,230
                                              ------------   ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 57,686,620   $ 58,147,503
                                              ------------   ------------
                                              ------------   ------------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,
                                                        (Unaudited)
                                                     1998          1997
                                                 -----------   -----------
Revenues:
  Rental income                                  $ 4,536,190   $ 4,220,254
  Laundry and sundry income                           44,924        52,576
                                                 -----------   -----------
                                                   4,581,114     4,272,830
                                                 -----------   -----------

Expenses:
  Administrative                                     299,897       248,759
  Depreciation and amortization                      796,023       791,802
  Interest                                         1,156,258     1,163,576
  Management fees                                    194,096       187,008
  Operating                                          639,863       628,525
  Renting                                             40,090        38,937
  Repairs and maintenance                            542,842       588,290
  Taxes and insurance                                497,145       457,626
                                                 -----------   -----------
                                                   4,166,214     4,104,523
                                                 -----------   -----------
Income from Operations                               414,900       168,307
                                                 -----------   -----------
Other Income (Loss):
  Interest income                                     38,407        28,332
  Income (loss) from investments in
    partnership and joint venture                     (3,122)          965
  Unrealized depreciation in investment               (6,477)           --
                                                 -----------   -----------
                                                      28,808        29,297
                                                 -----------   -----------
Net Income                                       $   443,708    $  197,604
                                                 -----------   -----------
                                                 -----------   -----------

Net Income per Unit                              $      2.56    $     1.13
                                                 -----------   -----------
                                                 -----------   -----------

Weighted Average Number
  of Units Outstanding                               173,252       174,634
                                                 -----------   -----------
                                                 -----------   -----------

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                                        (Unaudited)
                                                     1998          1997
                                                 -----------   -----------
Cash Flows from Operating Activities:
  Net income                                     $   443,708    $  197,604
                                                 -----------   -----------

Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

Depreciation and amortization                        796,023       791,802
(Income) Loss from investments in
  partnerships and joint venture                       3,122          (965)
Decrease in rents receivable                          60,131       136,770
(Increase) in financing and
  leasing fees                                        (4,829)       (4,808)
Increase (Decrease) in accounts
  payable and accrued expenses                       (65,662)      105,837
(Increase) Decrease in real estate
  tax escrows                                          4,783        (1,160)
(Increase) Decrease in prepaid
  expenses and other assets                          (31,867)       23,774
Increase in advance rental payments
  and security deposits                               23,711        52,946
                                                 -----------   -----------

Total Adjustments                                    785,412     1,104,196
                                                 -----------   -----------

Net cash provided by
  operating activities                             1,229,120     1,301,800
                                                 -----------   -----------

Cash Flows from Investing Activities:
  Distribution from joint venture                         --         5,080
  Payment for purchase and improvement
    of rental properties                            (584,310)     (510,719)
  Maturity of short-term investments                 391,982        51,528
  Purchase of short-term investments                      --            --
                                                 -----------   -----------

Net cash (used in)
  investing activities                              (192,328)     (454,111)
                                                 -----------   -----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                                        (Unaudited)
                                                     1998          1997
                                                 -----------   -----------
Cash Flows from Financing Activities:
  Principal payments and early
    repayment of mortgages payable                  (153,455)     (140,735)
  Distributions to partners                         (709,185)     (853,222)
  Purchase of treasury units                             --        (66,983)
                                                 -----------   -----------

Net cash (used in) financing
  activities                                        (862,640)   (1,060,940)
                                                 -----------   -----------

Net Increase in Cash and
  Cash Equivalents                                   174,152       213,251
Cash and Cash Equivalents, Beginning                 456,277     1,830,605
                                                 -----------   -----------

Cash and Cash Equivalents, Ending                $   630,429    $1,617,354
                                                 -----------   -----------
                                                 -----------   -----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

                                                Units
                            -------------------------------------------------
                                     Limited          General
                            ------------------------- Partnership
                              Class A      Class B      Class C      Total
                            -----------  ------------ -----------  ----------
Balance, January 1, 1997    $3,115,865   $  743,473   $    39,160  $3,898,498

Unit Buyback                   (53,586)     (12,727)         (670)    (66,983)
Distributions to
  Partners                    (682,578)     (62,112)       (8,532)   (853,222)
Net Income                     158,083       37,545         1,976     197,604
                            ----------   ----------   -----------  ----------

Balance, March 31, 1997     $2,537,784   $  606,179   $    31,934  $3,175,897
                            ----------   ----------   -----------  ----------
                            ----------   ----------   -----------  ----------

Units authorized and
  issued, net of 5,818
  Treasury Units, at
  March 31, 1997               139,423       33,234         1,750     174,407
                            ----------   ----------   -----------  ----------
                            ----------   ----------   -----------  ----------

Balance, January 1, 1998    $2,769,251   $  661,152   $    34,827  $3,465,230

Distributions to
  Partners                    (567,348)    (134,745)       (7,092)   (709,185)

Net Income                     354,966       84,304         4,438     443,708
                            ----------   ----------   -----------  ----------
Balance, March 31, 1998     $2,556,869   $  610,711   $    32,173  $3,199,753
                            ----------   ----------   -----------  ----------
                            ----------   ----------   -----------  ----------

Units authorized and
  issued, net of 6,973
  Treasury Units at
  March 31, 1998               138,602       32,918         1,732     173,252
                           -----------   ----------   -----------  ----------
                           -----------   ----------   -----------  ----------


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

Cash Equivalents: The Partnerships and its Subsidiary Partnerships consider cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less.

Short-term Investments: The Partnership accounts for short-term investments in accordance with Statements of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Partnerships consider short-term investments to be mutual funds, and bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value with unrealized holding gains or losses reflected in earnings.

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1998 or 1997. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At March 31, 1998, approximately $59,566 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest bearing investment. Fluctuations in actual interest rates affect the value of these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:


                           March 31,            December 31,       Useful
                             1998                  1997             Life
                          -----------           -----------     -----------
Land                      $ 9,710,733           $ 9,710,733        --
Buildings                  43,627,173            43,627,173     25-31 years
Building improvements      11,710,515            11,351,613     15-31 years
Kitchen cabinets            1,075,900             1,029,671      5-10 years
Carpets                     1,107,880             1,028,065      5-10 years
Air conditioning              251,950               251,950      7-10 years
Land improvements             627,453               623,453     10-31 years
Laundry equipment              62,899                62,899       5-7 years
Elevators                      55,480                45,592        20 years
Swimming pools                 42,450                42,450        10 years
Equipment                     541,055               471,263       5-7 years
Motor vehicles                 65,926                65,926         5 years
Fences                         20,785                20,785      5-10 years
Furniture and fixtures        266,965               255,033       5-7 years
Smoke alarms                   14,458                10,706       5-7 years
                          -----------           -----------
                           69,181,622            68,597,312

Less accumulated
  depreciation             17,742,081            17,021,970
                          -----------           -----------
                          $51,439,541           $51,575,342
                          -----------           -----------
                          -----------           -----------

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $194,096 and $187,008 for the three months ended March 31, 1998 and 1997, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in the three months ended March 31, 1998 and the year ended December 31, 1997.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the three months ended March 31, 1998 and 1997, approximately $124,000 and $133,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $44,000 and $34,000 was capitalized during the three months ended March 31, 1998 and 1997 in leasehold improvements. Included in the 1998 expenses referred to above, approximately $41,000 is recorded in repairs and maintenance, and approximately $39,000 is included in administrative expenses. Included in the 1997 expenses referred to above, approximately $46,000 is recorded in repairs and maintenance, approximately $41,000 is recorded in administrative expenses and approximately $12,000 is recorded in renting expenses. Additionally in each of the quarters ended March 31, 1998 and 1997 the Partnership paid to the management company $15,000 and $12,500 respectively for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1998 or 1997.

In 1996, an unrelated individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $9,000 during the three months ended March 31, 1998 and $30,600 during the year ended December 31, 1997.

Included in prepaid expenses and other assets were amounts due from related parties of $488,928 at March 31, 1998 and $487,321 at December 31, 1997
representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

Also included in prepaid expenses and other assets is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $155,949 at March 31, 1998 and $155,072 at December 31, 1997.

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--OTHER ASSETS

Short-term investments are considered to be trading securities per FAS 115 and are carried on the balance sheet at their market value. At March 31, 1998, a mutual fund with a cost of $1,669,924 was recorded at its market value of $1,663,447. The unrealized loss of $6,477 is included in other income (loss).

Included in prepaid expenses and other assets at March 31, 1998 and December 31, 1997 is approximately $355,000 and $389,000 held in escrow to pay future capital improvements (see Note 5).

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $72,344 and $75,467 at March 31, 1998 and December 31, 1997 respectively.

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


NOTE 5--MORTGAGES PAYABLE

At March 31, 1998 and December 31, 1997, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

            1999 - current maturities     $   648,000
            2000                              707,000
            2001                            7,333,000
            2002                              758,000
            2003                              825,000
            Thereafter                     41,532,000
                                          -----------
                                          $51,803,000
                                          -----------
                                          -----------

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


NOTE 7--PARTNERS' CAPITAL

The Partnership has two categories of limited partners (Class A and B) and one category of General Partner (General Partner). Under the terms of the current form of Partnership Agreement, the required percentages of Class B units and General Partnership units are 19% and 1% respectively of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.

In March 1998 the Partnership declared a regular semi annual dividend of $4.10 per unit. In March 1997, the Partnership declared a regular semi annual dividend of $3.90 and a special distribution of $1.00 per unit.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units.

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                    Three Months Ended
                                                         March 31,
                                                       1998      1997
                                                       ----      ----
Net Income per Depositary Receipt                     $ .26     $ .11
                                                      -----     -----
                                                      -----     -----

NOTE 8--CAPITAL UNIT REPURCHASE PLAN

During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase of Depositary Receipts took place over a period of eighteen months. The purchase prices paid for Depositary Receipts varied and were equal to the price at which such securities were traded on the Nasdaq Stock Market at the time of purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--CAPITAL UNIT REPURCHASE PLAN (CONTINUED)

In addition, 363 Class B and 19 General Partnership units were purchased in 1997 for a total cost of $34,819 and 378 Class B and 20 General Partnership units were purchased in 1996 for a total cost of $27,517 to maintain the ownership percentages required by the current form of Partnership Agreement (see Note 7).

Treasury units at March 31, 1998 are as follows:

Class A           5,681
Class B           1,228
General Partner      64
                  -----
                  6,973
                  -----
                  -----


NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.


NOTE 10--RENTAL INCOME

During the three months ended March 31, 1998, approximately 85% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 15% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

             Commercial
              Property
               Leases              Land Leases           Total
               ------              -----------           -----
1999         $1,591,000           $  130,500           $1,721,500
2000          1,249,000              136,500            1,385,500
2001          1,023,000              150,000            1,173,000
2002            769,000              150,000              919,000
2003            628,000              150,000              778,000
Thereafter    1,725,000            1,049,500            2,774,500
             ----------           ----------           ----------
             $6,985,000           $1,766,500           $8,751,500
             ----------           ----------           ----------
             ----------           ----------           ----------

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--RENTAL INCOME (CONTINUED)

In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at March 31, 1998 and December 1997 is $205,375 and $171,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income (loss) is $(3,122) and $965 for the three months ended March 31, 1998 and 1997 respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $271,000, and $217,000 for the three months ended March 31, 1998 and 1997 respectively.


NOTE 11--CASH FLOW INFORMATION

During the three months ended March 31, 1998 and 1997, cash paid for interest was $1,140,943 and $1,153,664 respectively.


NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships incurred income from operations of $414,900 during the three months ended March 31, 1998, compared to $168,307 for the three months ended March 31, 1997 an increase of $248,593.

The rental activity is summarized as follows:


                                   OCCUPANCY DATE
                         ----------------------------------
                         MARCH 31, 1998      MARCH 31, 1997
                         ---------------     --------------
Residential
     Units................         1,668             1,668
     Vacancies............            30                56
     Vacancy rate.........           1.7%              3.1%

Commercial
     Total square feet....       457,700            457,700
     Vacancy..............        92,000             95,000
     Vacancy rate.........            20%                21%


                                          RENTAL INCOME
                           --------------------------------------------
                                  1998                    1997
                           -------------------      -------------------
                                         (IN THOUSANDS)
Total rents..............        $4,536                   $4,220
Residential percentage...            85%                      85%
Commercial percentage....            15%                      15%
Contingent rentals.......        $  271                   $  217

Rental income for the three months ended March 31, 1998 was $4,536,190 compared to $4,220,254 for the three months ended March 31, 1997, an increase of $315,936. There has been a steady increase in the residential rates due to the demand in rental units. Vacancies have also declined at the residential properties during the three months ended March 31, 1998 compared to the same period in 1997. Rental income increased at the commercial properties due primarily to increases in the contingent rentals at the Lewiston Mall Shopping Center. Timpany Plaza Shopping Center continues to have available space, and the Partnership plans to subdivide the vacant space created by the vacancy of a major tenant in 1996, in an effort to make it more marketable.

Expenses for the three months ended March 31, 1998 were $4,166,214 compared to $4,104,523 for the three months ended March 31, 1997 an increase of $61,691. Administrative expenses increased $51,138 from $248,759 for the three months ended March 31, 1997 to $299,897 for the three months ended March 31, 1998. This represents an increase in legal and accounting fees. Interest expense decreased to $1,156,258 for the three months ended March 31, 1998 from $1,163,576 for the three months ended March 31, 1997, a decrease of $7,318. This decrease is due to a lower level of debt. Operating expenses increased to $639,863 at March 31, 1998 from $628,525 at March 31, 1997, an increase of $11,338. This represents an increase in utility costs, primarily the cost of water. Water and sewer rates have increased since 1997 and the usage has also increased due to a higher level of occupancy at the
Partnership's residential properties.   Repairs and maintenance expenses
decreased to $542,842 at March 31, 1998 from $588,290 at March 31, 1997, a decrease of $45,448. The Partnership performed significant repairs to Partnership properties in 1997 in an effort to improve occupancy levels. Taxes and insurance increased to $497,145 for the three months ended March 31, 1998 from $457,626 at March 31, 1997, an increase of $39,519. Real estate taxes as well as filing fees associated with the various entities increased in 1998 compared to 1997. In addition, the Partnership received an insurance abatement of $28,237 during the three months ended March 31, 1997, resulting in a lower than usual insurance expense in 1997.

Interest income was $38,407 for the three months ended March 31, 1998, compared to $28,332 for the three months ended March 31, 1997, an increase of $10,075. This increase is due to an increase in the average cash balance available for investment in 1998 compared to 1997.

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

The Partnership's share of loss for 1998 in the joint venture at the Timpany Plaza Shopping Center was $3,122 compared to income of $965 in 1997, a fluctuation of $4,087. The income from the joint venture is down due to a vacancy at the Timpany Plaza Shopping Center during the three months ended March 31, 1998. As of March 31, 1998, the space at the Timpany Plaza Shopping Center relating to the joint venture was completely relet.

Included in other income (loss) in the three months ended March 31, 1998 is $6,477 which represents the unrealized loss in the value of the Partnership's short term investments. The Partnership's short-term investments consists of a Massachusetts Municipal Bond Fund, the value of which will fluctuate daily. The Partnership records the investment at its fair market value, which will result in unrealized income or loss based on the purchase price of the investment and its fair market value.

As a result of the changes discussed above, net income for the three months ended March 31, 1998 was $443,708 compared to $197,604 for the three months ended March 31, 1997, an increase of $246,104.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during the first quarter of 1998 and the year ended December 31, 1997 were the collection of rents. The majority of cash and cash equivalents of $630,429 at March 31, 1998 and
$456,277 at December 31, 1997 is held in an interest bearing account.   The
Partnership's short-term investments of $1,663,447 at March 31, 1998 and $2,055,429 at December 31, 1997 is invested in a Massachusetts Municipal Bond Fund.

During the second quarter of 1996, the Partnership announced a plan to repurchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase of Depositary Receipts took place over a period of eighteen months. The purchase prices paid for Depositary Receipts varied and were equal to the price at which such securities were traded on the Nasdaq Stock Market at the time of purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively.

In addition, 363 Class B and 19 General Partnership units were purchased for a total cost of $34,819 in 1997 and 378 Class B and 20 General Partnership units for a total cost of $27,517 in 1996 to maintain the required ownership percentages.

During the first quarter of 1998, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of $584,307. The most significant improvements were made at Boylston Downtown, located in Boston, Massachusetts for a total cost of $161,459. Additional capital improvements of $75,088, $65,044, $51,276, $33,184 and $31,030 were made to Lincoln Street, 1144-1160 Commonwealth Avenue, the Westgate Apartments, Avon Street, and Executive, respectively.

In addition to the improvements made in the first quarter of 1998, the Partnership and its Subsidiary Partnerships plan to invest approximately $2,300,000 in capital improvements, of which approximately $2,020,000 is designated for residential properties and approximately $280,000 for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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


Factors That May Affect Future Results

The discussions above contains information based upon management's belief and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurances that actual results will not differ materially as a result of various factors, including but not limited to the following:

A major tenant of the Lewiston Mall in Lewiston, Maine, which paid approximately $269,000 during the year ended December 31, 1997 and approximately $69,000 for the three months ended March 31, 1998, can terminate its lease with nine months notice, effective January 1, 1997. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.