Form 10-Q
period 1998-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1998-08-13
CIK 746514

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                ---------

                                FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    --------------

                    Commission file number 0-12138

New England Realty Associates Limited Partnership
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                               04-2619298
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

39 Brighton Avenue, Allston Massachusetts                     02134
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code        (617) 783-0039

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                    -------     -------

                                INDEX

                    PART I - FINANCIAL INFORMATION

                                                                  Page No.

Item 1.      Financial Statements.

             Balance Sheets - June 30, 1998 and
             June 30, 1997                                            3

             Statement of Operations - Six Months
             Ended June 30, 1998 and June 30, 1997                    4

             Statements of Cash Flows - Six Months
             Ended June 30, 1998 and June 30, 1997                    5

             Notes to Financial Statements                            8

Item 2.      Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                   16

                     PART II - OTHER INFORMATION

Item 5.      Other Information

SIGNATURES                                                           21



NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                June 30,      December 31,
                                                  1998            1997
                                             (Unaudited)
                                             -----------      ------------

ASSETS

Rental Properties                             $ 51,213,564   $ 51,575,342
Cash and Cash Equivalents                          827,785        456,277
Short-term Investments                           2,540,598      2,055,429
Rents Receivable                                   469,148        604,350
Real Estate Tax Escrows                            529,485        570,713
Prepaid Expenses and Other Assets                1,395,331      1,514,370
Investment in Joint Venture                         77,414         75,467
Financing and Leasing Fees                       1,153,805      1,295,555
                                              ------------   ------------

TOTAL ASSETS                                  $ 58,207,130   $ 58,147,503
                                              ------------   ------------
                                              ------------   ------------

LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable                             $ 51,646,550   $ 51,956,821
Accounts Payable and Accrued
  Expenses                                         881,864        903,430
Advance Rental Payments and Security
  Deposits                                       1,928,847      1,822,022
                                              ------------   ------------

  Total Liabilities                             54,457,261     54,682,273

Commitments and Contingent
  Liabilities (Note 9)

Partners' Capital:
  173,252 units outstanding
    in 1998 and 1997                             3,749,869      3,465,230
                                              ------------   ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 58,207,130   $ 58,147,503
                                              ------------   ------------
                                              ------------   ------------

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS




                                         Three Months Ended             Six Months Ended
                                               June 30,                     June 30,
                                         1998             1997         1998           1997
                                             (Unaudited)                  (Unaudited)
                                       ------------------------   ------------------------
Revenues:
  Rental income                        $4,545,545     $4,218,240     $9,081,735     $8,438,494
  Laundry & sundry income                  40,479         40,867         85,403         93,443
                                       ----------     ----------     ----------     ----------
                                        4,586,024      4,259,107      9,167,138      8,531,937
                                       ----------     ----------     ----------     ----------
Expenses:
  Administrative                          303,151        275,774        603,048        524,533
  Depreciation and
    amortization                          801,713        793,015      1,597,736      1,584,817
  Interest                              1,154,110      1,165,602      2,310,368      2,329,178
  Management fees                         194,035        179,092        388,131        366,100
  Operating                               406,848        418,149      1,046,711      1,046,674
  Renting                                  81,102         36,079        121,192         75,016
  Repairs & maintenance                   680,453        623,097      1,223,295      1,211,387
  Taxes & insurance                       463,120        474,718        960,265        932,344
                                       ----------     ----------     ----------     ----------
                                        4,084,532      3,965,526      8,250,746      8,070,049
                                       ----------     ----------     ----------     ----------
Income from
  Operations                              501,492        293,581        916,392        461,888
                                       ----------     ----------     ----------     ----------
Other income(loss):
  Interest income                          38,253         32,884         76,660         61,216
  Income(loss) from
    investment in
    partnership and
    joint venture                           5,070        (7,146)          1,948        (6,181)
  Unrealized appreciation
    (depreciation) in investment            5,301             0          (1,176)            0
                                       ----------     ----------     ----------     ----------
                                           48,624         25,738         77,432         55,035
                                       ----------     ----------     ----------     ----------

Net Income                             $  550,116     $  319,319     $  993,824     $  516,923
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------


Net Income
  per Unit                             $     3.18     $     1.95     $     5.74     $     3.10
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------
Weighted Average Number
  of Units Outstanding                    173,252        163,620        173,252        166,699
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------




See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                        Six Months Ended
                                                            June 30,
                                                           (Unaudited)
                                                         1998           1997
                                                    -----------    ----------
Cash Flows from Operating Activities:
 Net income                                        $   993,824    $   516,923
                                                   -----------    -----------

Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                      1,597,736       1,584,817
  (Income)Loss from investments in
    partnerships and joint venture
                                                        (1,948)          6,181
  Decrease in rents receivable                         135,202         100,104
  (Increase) in financing and
    leasing fees                                       (10,274)         (9,837)
  (Decrease) in accounts payable
    and accrued expenses                               (21,566)        (34,624)
  (Increase)Decrease in real estate
    tax escrows                                         41,228         (25,644)
  Decrease in prepaid expenses
    and other assets                                   119,039         156,464
  Increase in advance rental payments
    and security deposits                              106,825          66,362
                                                    ----------      ----------

  Total Adjustments                                  1,966,242       1,843,823
                                                    ----------      ----------
  Net cash provided by
    operating activities                             2,960,066       2,360,746
                                                    ----------      ----------

Cash Flows from Investing Activities:
  Distribution from joint venture                         --             4,854
  Payment for purchase and improvement
    of rental properties                            (1,083,933)       (904,900)
  Maturity of short-term investments                      --            51,528
  Purchase of short-term investments                  (485,169)           --
                                                    ----------      ----------
Net cash (used in)
  investing activities                              (1,569,102)       (848,518)
                                                    ----------      ----------



See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                       Six Months Ended
                                                          March 31,
                                                         (Unaudited)
                                                    1998               1997
                                                 -----------        -----------
Cash Flows from Financing Activities:
  Principal payments and early
    repayment of mortgages payable                  (310,271)          (284,550)
  Distributions to partners                         (709,185)          (853,222)
  Purchase of treasury units                            --             (105,230)
                                                 -----------        -----------

  Net cash (used in) financing
    activities                                    (1,019,456)        (1,243,002)
                                                 -----------        -----------

Net Increase in Cash and
  Cash Equivalents                                   371,508            269,226

Cash and Cash Equivalents, Beginning                 456,277          1,830,605
                                                 -----------        -----------

Cash and Cash Equivalents, Ending                $   827,785        $ 2,099,831
                                                 -----------        -----------
                                                 -----------        -----------










See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)


                                                Units
                               --------------------------------------------------------

                                        Limited                   General
                                 ------------------------        Partnership
                               Class A          Class B           Class C         Total
                             -----------     ------------     ------------     ------------


Balance, January 1, 1997     $ 3,115,865      $   743,473      $    39,160      $ 3,898,498

Unit Buyback                     (84,184)         (19,994)          (1,052)        (105,230)
Distributions to
  Partners                      (682,578)        (162,112)          (8,532)        (853,222)

Net Income                       413,538           98,215            5,170          516,923

                             -----------      -----------      -----------      -----------

Balance, June 30, 1997       $ 2,762,641      $   659,582      $    34,746      $ 3,456,969
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------
Units authorized and
  issued, net of 17,250
  Treasury Units, at
  June 30, 1997                  130,380           30,965            1,630          162,975
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------


Balance, January 1, 1998     $ 2,769,251      $   661,152      $    34,827      $ 3,465,230

Distributions to
  Partners                      (567,348)        (134,745)          (7,092)        (709,185)
Net Income                       795,059          188,827            9,938          993,824
                             -----------      -----------      -----------      -----------

Balance, June 30, 1998       $ 2,996,962      $   715,234      $    37,673      $ 3,749,869
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------

Units authorized and
  issued, net of 6,973
  Treasury Units at
  June 30, 1998                  138,602           32,918            1,732          173,252
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------



See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Line of Business: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, New Hampshire, and Maine. NERA has also made investments in other real estate partnerships and has participated in other real estate- related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties were restructured into separate subsidiary limited partnerships without any change in the historical cost basis.

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

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1998 or 1997. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At June 30, 1998, approximately $ 24,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest bearing investment. Fluctuations in actual interest rates affect the value of these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:


                            June 30,            December 31,        Useful
                             1998                   1997            Life
                        ------------           -------------   ------------

Land                    $  9,710,733           $  9,710,733        --
Buildings                 43,627,173             43,627,173     25-31 years
Building improvements     12,007,149             11,351,613     15-31 years
Kitchen cabinets           1,115,251              1,029,671      5-10 years
Carpets                    1,171,491              1,028,065      5-10 years
Air conditioning             277,249                251,950      7-10 years
Land improvements            633,603                623,453     10-31 years
Laundry equipment             62,899                 62,899       5-7 years
Elevators                     57,952                 45,592        20 years
Swimming pools                42,450                 42,450        10 years
Equipment                    573,366                471,263       5-7 years
Motor vehicles                65,926                 65,926         5 years
Fences                        20,785                 20,785      5-10 years
Furniture and fixtures       298,011                255,033       5-7 years
Smoke alarms                  17,208                 10,706       5-7 years
                        ------------           ------------
                          69,681,246             68,597,312
Less accumulated
 depreciation             18,467,682             17,021,970
                        ------------           ------------
                       $ 51,213,564           $ 51,575,342
                        ------------           ------------
                        ------------           ------------




NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $388,131 and $366,100 for the six months ended June 30, 1998 and 1997 respectively. Advance rental payments and security deposits are held in escrow by the management company (see
Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in the six months ended June 30, 1998 and the year ended December 31, 1997.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the six months ended June 30, 1998 and 1997, approximately $248,000 and $213,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $96,000 and $64,000 was capitalized during the six months ended June 30, 1998 and 1997 in leasehold improvements. Included in the 1998 expenses referred to above, approximately $75,000 is recorded in repairs and maintenance and approximately $77,000 is included in administrative expenses for the six months ended June 30, 1998. Included in the 1997 expenses referred to above, approximately $79,000 is recorded in repairs and maintenance and approximately $69,000 is recorded in administrative expenses for the six months ended June 30, 1997. Additionally in each of the six months ended June 30, 1998 and 1997 the Partnership paid to the management company $30,000 and $25,000 respectively for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1998 or 1997.

In 1996, an unrelated individual who performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $18,000 during the six months ended June 30, 1998 and $30,600 during the year ended December 31, 1997.

Included in prepaid expenses and other assets were amounts due from related parties of $488,183 at June 30, 1998 and $487,321 at December 31, 1997
representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

Also included in prepaid expenses and other assets at December 31, 1997 is an insurance reserve account funded by the Partnerships and held by the management company. The balance in the reserve was $155,072 at December 31, 1997. Due to a change in the insurance policies, the reserve account was closed during 1998 and the funds were transferred to the operating account.

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--OTHER ASSETS

Short-term investments are considered to be trading securities per FAS 115 and are carried on the balance sheet at their market value. At June 30, 1998, a mutual fund with a cost of $2,541,774 was recorded at its market value of $2,540,598. The unrealized loss of $1,176 is included in other income (loss).

Included in prepaid expenses and other assets at June 30, 1998 and December 31, 1997 is approximately $369,000 and $389,000 held in escrow to pay future capital improvements (See Note 5).

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $77,414 and $75,467 at June 30, 1998 and December 31, 1997 respectively.

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


NOTE 5--MORTGAGES PAYABLE

At June 30, 1998 and December 31, 1997, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

 1999 - current maturities     $   662,000
 2000                              722,000
 2001                            7,330,000
 2002                              775,000
 2003                              843,000
 Thereafter                     41,315,000
                                ----------
                               $51,647,000
                                ----------
                                ----------

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

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:




                                                    Six Months Ended
                                                       June 30,
                                                  1998             1997
                                                 -----             ----
Net Income per Depositary Receipt                $ .57            $ .31
                                                 -----            -----
                                                 -----            -----






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


Treasury units at June 30, 1998 are as follows:

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


NOTE 10--RENTAL INCOME

During the six months ended June 30, 1998, approximately 89% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 11% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:



             Commercial
              Property
               Leases              Land Leases           Total
             ----------           -----------          ----------
1999         $1,531,000           $  132,000           $1,663,000
2000          1,144,000              140,000            1,284,000
2001            908,000              150,000            1,058,000
2002            713,000              150,000              863,000
2003            611,000              150,000              761,000
Thereafter    1,480,000            1,017,000            2,497,000
             ----------           ----------           ----------
             $6,387,000           $1,739,000           $8,126,000
             ----------           ----------           ----------
             ----------           ----------           ----------



NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--RENTAL INCOME (CONTINUED)

In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at June 30, 1998 and December 1997 is $205,000 and $171,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income (loss) is $1,948 and ($6,181) for the six months ended June 30, 1998 and 1997 respectively.

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $483,000, and $435,000 for the six months ended June 30, 1998 and 1997 respectively.


NOTE 11--CASH FLOW INFORMATION

During the six months ended June 30, 1998 and 1997, cash paid for interest was $2,278,529 and $2,304,252 respectively.


NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

MANAGEMENTS DISCUSSION AND ANALYSIS  OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships incurred income from operations of $501,492 during the three months ended June 30, 1998, compared to $293,581 for the three months ended June 30, 1997, an increase of $207,911. For the six months ended June 30, 1998 income from operations was $916,392 compared to $461,888 for the same period in 1997, an increase of $454,504.

The rental activity is summarized as follows:





                                                               OCCUPANCY DATE
                                                 ----------------------------------------
                                                 JUNE 30, 1998             JUNE 30, 1997
                                                 ------------              --------------
Residential
         Units ...........................             1,668              1,668
         Vacancies .......................                37                 62
         Vacancy rate ....................               2.2%               3.7%

Commercial
         Total square feet ...............           457,700            457,700
         Vacancy .........................            93,000             82,000
         Vacancy rate ....................                20%                18%







                                                              RENTAL INCOME
                                                   ----------------------------------
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       1998               1997
                                                  --------------        -------------
                                                     (IN THOUSANDS)

Total rents ..............................            $9,082             $8,438
Residential percentage ...................                89%                85%
Commercial percentage ....................                11%                15%
Contingent rentals .......................            $  483             $  435


Rental income for the three months ended June 30, 1998 was $4,545,545 compared to $4,218,240 for the three months ended June 30, 1997, an increase of $327,306 (7.7%). Rental income for the six months ended June 30, 1998 was $9,081,735 compared to $8,438,494 for the six months ended June 30, 1997, an increase of $643,241(7.6%). Rental rates at the residential properties have increased approximately 5-10% since 1997. Vacancies at the residential properties have decreased from 3.7% at June 30, 1997 to 2.2% at June 30, 1998; there were a total of 37 vacancies at June 30, 1998. Rental income has also increased at the commercial properties due to an increase in the contingent rentals at the Lewiston Mall Shopping Center. The tenant mix has remained relatively stable at the commercial properties, and the vacancy of 71,000 square feet of space at the Timpany Plaza Shopping Center remains unchanged.

Expenses for the second quarter of 1998 were $4,084,532 compared to $3,965,526 for the same period in 1997, an increase of $119,006. Renting expenses increased $45,023 from $36,079 for the three months ended June 30, 1997 to $81,102 for the three months ended June 30, 1998. This represents an increase in advertising costs and rental commissions. Repairs and maintenance expenses increased $57,356 from $623,097 for the three months ended June 30, 1997 to $680,453 for the three months ended June 30, 1998. The Partnership continues to do ongoing repairs at the Partnership properties to improve and maintain a high level of occupancy. The management fees increased $14,943 from $179,092 for the three months ended June 30, 1997 to $194,035 for the three months ended June 30, 1998 due to the increase in rental income. Interest expense decreased $11,492 to $1,154,110 for the three months ended June 30, 1998 from $1,165,602 for the three months ended June 30, 1997. This decrease is due to a lower level of debt. Operating expenses decreased $11,301 from $418,149 for the three months ended June 30, 1997 to $406,848 for the three months ended June 30, 1998. This decrease is due to a milder winter resulting in lower snow removal and utility costs.

Expenses for the first six months of 1998 were $8,250,746 compared to $8,070,049 for the same period in 1997, an increase of $180,697. Administrative expenses increased $78,515 to $603,048 for the six months ended June 30, 1998 from $524,533 for the six months ended June 30, 1997. This is due to an increase in professional fees. Taxes and insurance increased $27,921 to $960,265 at June 30, 1998 from $932,344 at June 30, 1997. This is due to an increase in real estate taxes, as well as filing fees relating to the various entities. In addition, the Partnership received an insurance abatement of $28,237 in 1997 resulting in a lower than usual insurance expense in 1997. Other increases include the management fees of $22,031(6%), and renting expenses of $46,176(61%). An explanation of these increases are discussed in the previous paragraph.

Interest income was $38,253 for the three months ended June 30, 1998, compared to $32,884 for the three months ended June 30, 1997, an increase of $5,369. Interest income was $76,660 for the six months ended June 30, 1998, compared to $61,216 for the same period in 1997, an increase of $15,444. This increase is due to an increase in the average cash balance available for investment in 1998 compared to 1997.

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

The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was $5,070 for the three months ended June 30, 1998 compared to a loss of $7,146 for the same period in 1997, a fluctuation of $12,216. For the six months ended June 30, 1998, the Partnership's share of income from the joint venture was $1,948 compared to a loss of $6,181 for the same period in 1997, a fluctuation of $8,129. This increase in income is due to a vacancy of approximately 9,000 square feet of space in 1997 which has been occupied for the six months ended June 30, 1998.

Included in other income for the three months ended June 30, 1998 is $5,301 which represents the unrealized gain in the value of the Partnership's short term investment. For the six months ended June 30, 1998, the unrealized loss in the value of the investment is $1,176. The Partnership's short-term investment consists of a Massachusetts municipal bond fund, the value of which will fluctuate daily. The Partnership records the investment at its fair market value, which will result in unrealized income or loss based on the purchase price of the investment and its fair market value.

As a result of the changes discussed above, net income for the three months ended June 30, 1998 was $550,116 compared to $319,319 for the three months ended June 30, 1997, an increase of $230,797 and net income for the six months ended June 30, 1998 was $993,824 compared to $516,923 for the six months ended June 30, 1997, an increase of $476,901.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during the second quarter of 1998 and the year ended December 31, 1997 was the collection of rents. The majority of cash and cash equivalents of $827,785 at June 30, 1998 and $456,277 at December 31, 1997 is held in interest bearing accounts. The Partnership's short-term investment of $2,540,598 at June 30, 1998 and $2,055,429 at December 31, 1997 is
invested in a Massachusetts municipal bond fund.

In 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase plan took place over a period of approximately eighteen months. The purchase prices paid for such Depositary Receipts were equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of the purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively. In addition, 363 Class B and 19 General Partnership units were purchased for a total cost of $34,818 in 1997 and 378 Class B and 20 General Partnership units for a total cost of $27,517 in 1996 to maintain the ownership percentages required by the current form of partnership agreement. There was no purchase of shares during the six months ended June 30, 1998.

During the second quarter of 1998 the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of $499,627. The most significant improvements were made at Boylston Downtown, located in Boston, Massachusetts for a total cost of $243,955. Additional capital improvements of $58,160, $24,746, $15,415, and $10,484 were made to Lincoln Street, the Westgate Apartments, the Lewiston Mall Shopping Center, and Avon Street Apartments, respectively. These improvements were funded from the escrow accounts previously established, as well as cash reserves.

In addition to the improvements made in the second quarter of 1998, the Partnership and its Subsidiary Partnerships plan to invest approximately $1,800,000 in capital improvements, of which approximately $1,540,000 is designated for residential properties and approximately $260,000 for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

A major tenant of the Lewiston Mall in Lewiston, Maine, which paid approximately $269,000 during the year ended December 31, 1997 and approximately $169,000 for the six months ended June 30, 1998, can terminate its lease with nine months' notice. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     August 13, 1998



                  NEW ENGLAND REALTY ASSOCIATES
                  LIMITED PARTNERSHIP

                  By:     NEWREAL, INC.,
                          its General Partner*




                  By: /s/ Ronald Brown
                     --------------------------------
                     Ronald Brown, President



                  *Functional equivalent of Chief
                   Executive Officer, Principal
                   Financial Officer and Principal
                   Accounting Officer.