Form 10-Q
period 1998-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1998-11-16
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1998    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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


         Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      x        No
                                              ____________    ___________

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        Page No.

Item 1.           Financial Statements.

                  Balance Sheets - September 30, 1998
                  and September 30, 1997                                    2

                  Statements of Operations - Six Months
                  Ended September 30, 1998
                  and September 30, 1997                                    3

                  Statements of Cash Flows - Six Months
                  Ended September 30, 1998 and                              4
                  September 30, 1997

                  Notes to Financial Statements                             7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               16


                           PART II - OTHER INFORMATION

Item 5.           Other Information



SIGNATURES                                                                 23

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                                               September 30, December 31,
                                                  1998           1997
                                               (Unaudited)
                                              ------------   ------------
ASSETS

Rental Properties                             $ 51,019,727   $ 51,575,342
Cash and Cash Equivalents                          329,668        456,277
Short-term Investments                           2,756,053      2,055,429
Rents Receivable                                   502,381        604,350
Real Estate Tax Escrows                            529,999        570,713
Prepaid Expenses and Other Assets                1,727,323      1,514,370
Investment in Joint Venture                         68,015         75,467
Financing and Leasing Fees                       1,082,933      1,295,555
                                              ------------   ------------
  TOTAL ASSETS                                $ 58,016,099   $ 58,147,503
                                              ------------   ------------
                                              ------------   ------------
LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable                             $ 51,486,305   $ 51,956,821
Accounts Payable and Accrued
  Expenses                                         911,858        903,430
Advance Rental Payments and Security
  Deposits                                       1,925,743      1,822,022
                                              ------------    -----------
  Total Liabilities                             54,323,906     54,682,273
Commitments and Contingent
  Liabilities (Note 9)
Partners' Capital:
  173,252 units outstanding
  in 1998 and 1997                               3,692,193      3,465,230
                                              ------------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 58,016,099   $ 58,147,503
                                              ------------   ------------
                                              ------------   ------------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                            Three Months Ended        Nine Months Ended
                               September 30,              September 30,
                             1998        1997          1998         1997
                                (Unaudited)               (Unaudited)
                         ------------------------   ------------------------
Revenues:
 Rental income           $ 4,566,164  $ 4,425,032   $13,647,899  $12,863,526
 Laundry & sundry income      49,829       44,472       135,232      137,915
                         -----------  -----------   -----------  -----------
                           4,615,993    4,469,504    13,783,131   13,001,441
                         -----------  -----------   -----------  -----------
Expenses:
 Administrative              212,641      265,692       815,689      790,225
 Depreciation and
  amortization               845,081      834,621     2,442,817    2,419,438
 Interest                  1,149,919    1,160,303     3,460,287    3,489,481
 Management fees             193,018      186,645       581,149      552,745
 Operating                   384,595      422,569     1,431,306    1,469,243
 Renting                     116,463       77,099       237,655      152,115
 Repairs & maintenance       739,200      770,895     1,962,495    1,982,282
 Taxes & insurance           464,605      458,317     1,424,870    1,390,661
                         -----------  -----------   -----------  -----------

                           4,105,522    4,176,141    12,356,268   12,246,190
                         -----------  -----------   -----------  -----------
Income from
Operations                   510,471      293,363     1,426,863      755,251
                         -----------  -----------   -----------  -----------
 Other income(loss):
  Interest income             48,258       37,685       124,918       98,901
  Income(loss) from
   investment in
   partnership and
joint venture                  7,148       (7,112)        9,096      (13,293)
  Unrealized appreciation
   (depreciation) in
   investment                 85,631            0        84,455            0
                         -----------  -----------   -----------  -----------
                             141,037       30,573       218,469       85,608
                         -----------  -----------   -----------  -----------
Net Income               $   651,508  $   323,936   $ 1,645,332  $   840,859
                         -----------  -----------   -----------  -----------
                         -----------  -----------   -----------  -----------

Net Income
 per Unit                $      3.76  $      1.86   $      9.50  $      4.83
                         -----------  -----------   -----------  -----------
                         -----------  -----------   -----------  -----------
Weighted Average Number
  of Units Outstanding       173,252      173,635       173,252      174,093
                         -----------  -----------   -----------  -----------
                         -----------  -----------   -----------  -----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                          (Unaudited)
                                                      1998           1997
                                                   -----------    ----------
Cash Flows from Operating Activities:
 Net income                                        $ 1,645,332   $   840,859

                                                   -----------   -----------
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                     2,442,817     2,419,438
   Unrealized (appreciation) in investment             (84,455)        --
   (Income)Loss from investments in
    partnerships and joint venture                      (9,096)       13,293
   Decrease in rents receivable                        101,969       123,598
   (Increase) in financing and
    leasing fees                                       (14,016)      (15,022)
    Increase in accounts payable
    and accrued expenses                                 8,428        35,647
   (Increase)Decrease in real estate
    tax escrows                                         40,714       (41,732)
    Decrease(Increase) in prepaid
    expenses and other assets                         (212,953)       22,828
   Increase in advance rental payments
    and security deposits                              103,721        95,706
                                                   -----------    ----------
   Total Adjustments                                 2,377,129     2,653,756
                                                   -----------    ----------
   Net cash provided by
    operating activities                             4,022,461     3,494,615
                                                   -----------    ----------
Cash Flows from Investing Activities:
 Distribution from joint venture                        16,548         1,598
 Payment for purchase and improvement
  of rental properties                              (1,660,564)   (1,537,018)
 Maturity of short-term investments                      --           51,528
 Purchase of short-term investments                   (616,169)        --
                                                    ----------    ----------
Net cash (used in)
    investing activities                            (2,260,185)   (1,483,892)
                                                    ----------    ----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                         September 30,
                                                         (Unaudited)
                                                      1998           1997
                                                   -----------    ----------
Cash Flows from Financing Activities:
 Principal payments and early
  repayment of mortgages payable                      (470,516)    (431,507)
 Distributions to partners                          (1,418,369)  (1,527,813)
 (Payments on) stock buyback                             --        (174,086)
                                                    ----------   ----------

   Net cash (used in) financing
    activities                                      (1,888,885)  (2,133,406)
                                                    ----------   ----------

Net (Decrease) in Cash and Cash
  Equivalents                                         (126,609)    (122,683)

Cash and Cash Equivalents, Beginning                   456,277    1,830,605
                                                    ----------   ----------

Cash and Cash Equivalents, Ending                   $  329,668   $1,707,922
                                                    ----------   ----------
                                                    ----------   ----------


See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)


                                          Partners' Capital
                           -----------------------------------------------
                                     Limited
                           --------------------------  General
                            Class A        Class B   Partnership    Total
                           -----------  -----------  ----------- -----------
Balance, January 1, 1997   $ 3,115,865  $   743,473  $   39,160  $ 3,898,498

Unit Buyback                (  139,269)   (  33,076)    ( 1,741)  (  174,086)

Distributions to
 Partners                   (1,222,250)  (  290,284)  (  15,279)  (1,527,813)

Net Income                     672,687      159,763       8,409      840,859

                           -----------  -----------  ----------  -----------

Balance, Sept. 30, 1997    $ 2,427,033  $   579,876  $   30,549  $ 3,037,458
                           -----------  -----------  ----------  -----------
                           -----------  -----------  ----------  -----------

Units authorized and
 issued, net of 6,973
 Treasury Units, at
 September 30, 1997            138,499       33,014       1,739      173,252
                           -----------  -----------  ----------  -----------
                           -----------  -----------  ----------  -----------

Balance, January 1, 1998   $ 2,769,251  $   661,152  $   34,827  $ 3,465,230

Distributions to
 Partners                   (1,134,695)    (269,490)    (14,184)  (1,418,369)

Net Income                   1,316,266      312,613      16,453    1,645,332

                           -----------  -----------  ----------  -----------

Balance, Sept. 30, 1998    $ 2,950,822  $   704,275  $   37,096  $ 3,692,193
                           -----------  -----------  ----------  -----------
                           -----------  -----------  ----------  -----------

Units authorized and
 issued, net of 6,973
 Treasury Units at
 September 30, 1998            138,499       33,014       1,739      173,252
                           -----------  -----------  ----------  -----------
                           -----------  -----------  ----------  -----------




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

Short-term Investments: The Partnership accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Partnerships consider short-term investments to be mutual funds and bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value with unrealized holding gains or losses reflected in earnings.

Concentration of Credit Risks and Financial Instruments: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1998 or 1997. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in state and municipal securities. At September 30, 1998, approximately $129,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                         September 30,         December 31,       Useful
                             1998                  1997            Life
                         ------------          ------------     ------------
Land                    $  9,710,733           $  9,710,733        --
Buildings                 43,627,173             43,627,173     25-31 years
Building improvements     12,312,363             11,351,613     15-31 years
Kitchen cabinets           1,197,786              1,029,671      5-10 years
Carpets                    1,246,150              1,028,065      5-10 years
Air conditioning             282,544                251,950      7-10 years
Land improvements            645,351                623,453     10-31 years
Laundry equipment             63,078                 62,899       5-7 years
Elevators                     57,952                 45,592        20 years
Swimming pools                42,450                 42,450        10 years
Equipment                    617,101                471,263       5-7 years
Motor vehicles                65,926                 65,926         5 years
Fences                        20,785                 20,785      5-10 years
Furniture and fixtures       351,276                255,033       5-7 years
Smoke alarms                  17,209                 10,706       5-7 years
                         ------------          ------------
                          70,257,877             68,597,312
Less accumulated
 depreciation             19,238,150             17,021,970
                         ------------          ------------
                        $ 51,019,727           $ 51,575,342
                         ------------          ------------
                         ------------          ------------


NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $581,149, and $552,745 for the nine months ended September 30, 1998 and 1997 respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1998 and 1997.

The Partnership Agreement also permits the General Partner or a management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the nine months ended September 30, 1998 and 1997 approximately $336,000 and $330,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $128,000 and $110,000 was capitalized during the nine months ended September 30, 1998 and 1997, in rental

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE--3 RELATED PARTY TRANSACTIONS (CONTINUED)

properties. Included in the 1998 expenses referred to above, approximately $104,000 is recorded in repairs and maintenance expenses and approximately $104,000 is included in administrative expenses for the nine months ended September 30, 1998.

Additionally the Partnership paid to the management company $45,000 and $37,500 in each of the nine months ended September 30, 1998 and 1997 for accounting services previously provided by an outside company.

The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1998 or 1997.

In 1996, an unrelated individual who performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $23,400 during the nine months ended September 30, 1998, and $30,600 during the year ended December 31, 1997.

Included in prepaid expenses and other assets were amounts due from related parties of $572,119 at September 30, 1998 and $487,321 at December 31, 1997 representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

Also included in prepaid expenses and other assets at December 31, 1997 is an insurance reserve account funded by the Partnerships and held by the management company. The balance in the reserve was $155,072 at December 31, 1997. Due to a change in the insurance policies, the reserve account was closed during 1998 and the funds were transfered to the operating account.

See Note 10 for rental arrangements with the Timpany Plaza joint venture.

As described in Note 4, the Partnership has interests in certain entities in which the majority shareholder of the General Partner is also involved.


NOTE 4--OTHER ASSETS

Short-term investments are considered to be trading securities per FAS No. 115 and are carried on the balance sheet at their market value. At September 30, 1998, a mutual fund investment with a cost of $2,671,598 was recorded at its market value of $2,756,053. The unrealized gain of $84,455 is included in other income.

Included in prepaid expenses and other assets at September 30, 1998 and December 31, 1997 is approximately $463,000 and $389,000 respectively held in escrow to pay future capital improvements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--OTHER ASSETS (CONTINUED)

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $68,015 and $75,467 at September 30, 1998 and December 31, 1997 respectively.

The Partnership owns a 10% ownership interest in a real estate limited partnership accounted for by the equity method and reduced to a carrying value of zero. This investment was disposed of in September 1998. (See
Note 14). Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. The majority shareholder of the General Partner is also the majority owner of this partnership. There can be no assurance that any of NERA's partnership investments will be realizable in the future in excess of their carrying value.


NOTE 5--MORTGAGES PAYABLE

At September 30, 1998 and December 31, 1997, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99% payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:


                 1999 - current maturities     $   677,000
                 2000                            7,338,000
                 2001                              727,000
                 2002                              791,000
                 2003                              861,000
                 Thereafter                     41,092,000
                                               -----------
                                               $51,486,000
                                               -----------
                                               -----------

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

The Partnership declared distributions of $4.10 during the first and third quarters of 1998. Total distributions for 1998 were $8.20 per unit.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units.

Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:


                                                       Nine Months Ended
                                                         September 30,
                                                         1998       1997
                                                        ------     ------
  Net Income per Depositary Receipt                     $  .95     $  .48
                                                        ------     ------
                                                        ------     ------


NOTE 8--CAPITAL UNIT REPURCHASE PLAN

During the second quarter of 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase of Depositary Receipts took place over a period of approximately eighteen months. The purchase prices paid for Depositary Receipts varied and were equal to the price at which such securities were traded on the Nasdaq Stock Market at the time of the purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060 respectively. The plan to purchase Depositary Receipts was terminated on December 10, 1997.

In addition, 363 Class B and 19 General Partnership units were purchased in 1997 for a total cost of $34,819 and 378 Class B and 20 General Partnership units were purchased in 1996 for a total cost of $27,517 to maintain the ownership percentages required by the current form of partnership agreement (see Note 7).

Treasury units at September 30, 1998 are as follows:


     Class A             5,681
     Class B             1,228
     General Partner        64
                        ------
                         6,973
                        ------
                        ------

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10--RENTAL INCOME

During the nine months ended September 30, 1998, approximately 85% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 15% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

             Commercial
              Property
               Leases             Land Leases             Total
             -----------          -----------          -----------
1999         $ 1,528,000          $   134,000          $ 1,662,000
2000           1,227,000              142,000            1,369,000
2001           1,006,000              150,000            1,156,000
2002             838,000              150,000              988,000
2003             684,000              150,000              834,000
Thereafter     1,603,000              984,000            2,587,000
             -----------          -----------          -----------
             $ 6,886,000          $ 1,710,000          $ 8,596,000
             -----------          -----------          -----------
             -----------          -----------          -----------


In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at September 30, 1998 and December 31, 1997 is $176,250 and $171,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each, at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income for the nine months ended September 30, 1998 was approximately $ 9,000 compared to losses of approximately $13,000 for the nine months ended September 30, 1997.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--RENTAL INCOME (CONTINUED)

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were $694,807, and $751,831 for the nine months ended September 30, 1998 and 1997 respectively.

NOTE 11--CASH FLOW INFORMATION

During the nine months ended September 30, 1998 and 1997, cash paid for interest on debt was $3,412,683 and $3,451,694 respectively.


NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.


NOTE 13--READINESS FOR YEAR 2000

The Partnership is aware of the uncertainty regarding the effect of the Year 2000 problem as it relates to the generation of erroneous data or failure by computer systems which do not recognize the date sensitive information when the year changes to 2000. The Partnership's records are maintained and managed by its manager, The Hamilton Company. The Partnership has undertaken through its manager to safeguard against any such Year 2000 problem by leasing and installing new internal hardware and software which are expected to be fully Year 2000 compliant. The Hamilton Company engaged an independent consultant to provide Year 2000 consulting services and advice regarding the operation of the Partnership's new hardware and software. As of the end of the third quarter of 1998, The Hamilton Company has incurred approximately $30,000 in costs associated with the Year 2000 issues. This amount includes the approximate replacement cost of non-compliant computer hardware and software, the cost of training the employees and staff and the fees and expenses of consultants. Such costs and expenses are not directly charged to the Partnership but are included with the annual management fee charged by The Hamilton Company to the Partnership. The Partnership believes that there are sufficient funds from the Partnership's operating income to cover the costs and expenses associated with such annual fees to The Hamilton Company and that such costs and expenses will not materially adversely affect the Partnership's business financial condition and results of operation. During the last quarter of 1998 The Hamilton Company will be validating the processes of its new computer hardware and software to assure the reliability of their risk and will utilize the services of an independent consultant to provide verification in the testing phase. The new computer systems are expected to be fully Year 2000 compliant and are expected to be operational on or before March 31, 1999. Although the Partnership and its manager believe that its Year 2000 initiative will adequately prepare the Partnership with respect to Year 2000 issues, the Partnership has not developed any contingency plan should its Year 2000 initiative be unsuccessful.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14--INCOME TAXES


In September 1998, an investment partnership in which the Partnership held a 10% ownership interest was sold. This investment had previously been reduced to a carrying value of zero. This event resulted in the Partnership recording an additional $700,000 of taxable income, substantially representing the recapture of losses previously deducted for tax purposes in excess of basis.

MANAGEMENTS DISCUSSION AND ANALYSIS  OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $510,471 during the three months ended September 30, 1998, compared to $293,363 for the three months ended September 30, 1997, an increase of $217,108. For the nine months ended September 30, 1998 income from operations was $1,426,863 compared to $755,251 for the same period in 1997, an increase of $671,612.

The rental activity is summarized as follows:


                                                              OCCUPANCY DATE
                                              ---------------------------------------------
                                                             AT SEPTEMBER 30,
                                                 1998                              1997
                                              -----------                       -----------
Residential
         Units...............                    1,668                          1,668
         Vacancies...........                       55                             46
         Vacancy rate........                      3.3%                           2.8%

Commercial
         Total square feet...                  457,700                        457,700
         Vacancy.............                   93,000                         82,000
         Vacancy rate........                       20%                            18%


                                                              RENTAL INCOME
                                              ---------------------------------------------
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                 1998                               1997
                                              -----------                       -----------
Total rents..................                $ 13,648,000                      $ 12,864,000
Residential percentage.......                          85%                               85%
Commercial percentage........                          15%                               15%
Contingent rentals...........                $    695,000                      $    752,000

Rental income for the three months ended September 30, 1998 was $4,566,164 compared to $4,425,032 for the three months ended September 30, 1997, an increase of $141,132 (3.2%). Rental income for the nine months ended September 30, 1998 was $13,647,899 compared to $12,863,526 for the nine months ended September 30, 1998, an increase of $784,373(6.1%). The overall increase in rental income is directly attributable to the Partnership's residential properties. This increase is due primarily to the increase during the past year in the demand for residential rental housing in greater Boston. Approximately eighty five percent (85%) of the Partnership's rental income is derived from its residential properties, a number of which properties are located in greater Boston and surrounding communities. Rental rates at these residential properties have increased approximately 3 - 5% since 1997 and the average vacancy rate at the residential properties has decreased from 3.5% for the nine months ended September 30, 1997 to 2.07% for the nine months ended September 30, 1998. While the demand for residential properties in greater Boston remains high, the Partnership cannot make any assurances that the current demand for its residential properties will continue in the future. Rental income decreased at the commercial properties during the nine months ended September 30, 1998 due to decreases at the Timpany Plaza Shopping Center. In 1997, the Partnership received a settlement due to the early termination of a tenant who vacated 71,000 square feet of space. The settlement is included in rental income in 1997 however the space remains vacant in 1998. There has not been any major change in the tenant mix at the commercial properties during the nine months ended September 30, 1998.

Expenses for the third quarter of 1998 were $4,105,522 compared to $4,176,141 for the same period in 1997, a decrease of $70,619. Administrative expenses decreased $53,051 from $265,692 for the three months ended September 30, 1997 to $212,641 for the three months ended September 30, 1998. This represents a decrease in professional fees and employee benefits. This decrease in employee benefits is due in part to a change in the status of some of the Partnership's employees from individuals with families to individuals with single status during 1998. Repairs and maintenance expenses decreased $31,695 from $770,895 for the three months ended September 30, 1997 to $739,200 for the three months ended September 30, 1998. The Partnership did significant repairs in 1997 primarily to the properties acquired in 1995 and 1996. As a result, the level of repairs necessary to maintain the partnership properties decreased during 1998. Operating expenses decreased $37,974 from $422,569 for the three months ended September 30, 1997 to $384,595 for the quarter ended September 30, 1998. During the three months ended September 30, 1997, the Partnership was billed and paid for water charges which relate to previous years. These expenses were paid in 1997 and are not ongoing expenses in 1998. In addition, 1998 was a milder winter, resulting in lower utility costs. Renting expenses increased $39,364 from $77,099 for the three months ended September 30, 1997 to $116,463 for the three months ended September 30, 1998, due to increases in tenant turnover, rental commissions and advertising expenses. The management fees increased $6,373 from $186,645 for the three months ended September 30, 1997 to $193,018 for the three months ended September 30, 1998 due to the increase in rental income.

Interest expense decreased $10,384 to $1,149,919 for the three months ended September 30, 1998 from $1,160,303 for the three months ended September 30, 1997. This decrease is due to a lower level of debt.

Expenses for the first nine months of 1998 were $12,356,268 compared to $12,246,190 for the same period in 1997, an increase of $110,078. Administrative expenses increased $25,464 to $815,689 for the nine months ended September 30, 1998 from $790,225 for the nine months ended September 30, 1997. This increase in administrative expenses is due in part to special projects for which the Partnership contracted for during the early part of 1998. Taxes and insurance increased $34,209 from $1,390,661 for the nine months ended September 30, 1997 to $1,424,870 for the nine months ended September 30, 1998. This represents an increase in real estate taxes as well as an insurance abatement received in 1997 resulting in a lower than usual insurance expense in 1997. Other increases include the management fees of $28,404(5%), and renting expenses of $85,540 (56%) and decreases of $37,937 (2.5%) in operating expenses. An explanation of these fluctuations are discussed in the previous paragraph.

Interest income was $48,258 for the three months ended September 30, 1998, compared to $37,685 for the three months ended September 30, 1997, an increase of $10,573. Interest income was $124,918 for the nine months ended September 30, 1998, compared to $98,901 for the same period in 1997, an increase of $26,017. This increase is due to an increase in the average cash balance available for investment in 1998 compared to 1997.

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

The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was $7,148 for the three months ended September 30, 1998 compared to a loss of $7,112 for the same period in 1997, a fluctuation of $14,260. For the nine months ended September 30, 1998, the Partnership's share of income from the joint venture was $9,096 compared to a loss of $13,293 for the same period in 1997, a fluctuation of $22,389. This increase in income is due to a vacancy of approximately 9,000 square feet of space in 1997 which has been occupied for the nine months ended September 30, 1998.

Included in other income for the three months ended September 30, 1998 is $84,631, which represents the unrealized gain in the value of the Partnership's short term investment. For the nine months ended September 30, 1998, the unrealized gain in the value of the investment is $84,455. The Partnership's short-term investment consists of a Massachusetts municipal bond fund, the value of which will fluctuate daily. The Partnership records the investment at its fair market value, which will result in unrealized income or loss based on the purchase price of the investment and its fair market value.

As a result of the changes discussed above, net income for the three months ended September 30, 1998 was $651,508 compared to $323,936 for the three months ended September 30, 1997, an increase of $327,572 and net income for the nine months ended September 30, 1998 was $1,645,332 compared to $840,859 for the nine months ended September 30, 1997, an increase of $804,473.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during the third quarter of 1998 and the year ended December 31, 1997 was the collection of rents. The majority of cash and cash equivalents of $329,668 at September 30, 1998 and $456,277 at December 31, 1997 is held in interest bearing accounts. The Partnership's short-term investment of $2,756,053 at September 30, 1998 and $2,055,429 at December 31, 1997 is invested in a Massachusetts municipal bond fund.

In 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase plan took place over a period of approximately eighteen months. The purchase prices paid for such Depositary Receipts were equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of the purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively. In addition, 363 Class B and 19 General Partnership units were purchased for a total cost of $34,818 in 1997 and 378 Class B and 20 General Partnership units for a total cost of $27,517 in 1996 to maintain the ownership percentages required by the current form of partnership agreement. The plan to purchase Depositary Receipts was terminated on December 10, 1997.

During the third quarter of 1998 the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of $576,636. The most significant improvements were made at the Westgate Apartments in Woburn, Massachusetts for a total cost of $172,591. Additional capital improvements of $67,968, $65,782, $58,425, $38,714, $27,813, and $25,765 were made to Redwood Hills, 62 Boylston Street, Lincoln Street, 1137 Commonwealth Avenue, Coach Estates, and Oakridge Apartments. These improvements were funded from the escrow accounts previously established, as well as cash reserves.

In addition to the improvements made to date in 1998, the Partnership and its Subsidiary Partnerships plan to invest an additional $500,000 in capital improvements prior to the end of 1998, primarily at the residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

A major tenant of the Lewiston Mall in Lewiston, Maine, which paid approximately $269,000 during the year ended December 31, 1997 and approximately $207,000 for the nine months ended September 30, 1998, can terminate its lease with nine months' notice. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

The Year 2000 problem arises because older or noncompliant computer systems are unable either to process data with accuracy, or to operate building systems correctly, by reason of the inability of either software or elements of hardware contained within such systems correctly to process dates after December 31, 1999. The Partnership has considered the Year 2000 problem as it relates to the business of the Partnership in three areas: partnership operations, problems with vendors, and problems with tenants.

Operations.
Partnership operations have been considered in two areas: financial operations and building operations.

With respect to financial operations, all of the accounting and management functions of the Partnership are discharged for the Partnership by its contracted property manager, The Hamilton Company. The Partnership has been advised by The Hamilton Company that, as part of routine computer software and hardware updates which are presently in process, The Hamilton Company will be able to continue to perform the financial operations of the Partnership in the ordinary course. The costs of such compliance will be borne as operating costs by The Hamilton Company and will not be a charge to the earnings of the Partnership. The Partnership believes that the management fee paid by the Partnership to The Hamilton Company will be adequate to support The Hamilton Company's efforts in this regard, which understanding has been confirmed to the Partnership by The Hamilton Company.

Specifically, The Hamilton Company has advised the Partnership as follows: that it has retained professional Year 2000 consulting services to provide advice concerning the installation of new hardware and software; that the new systems to be installed are used as standard systems by many real estate management companies, and such systems are Year 2000 compliant; that of a total estimated cost of $50,000 associated with the replacement of hardware and software by The Hamilton Company, which replacement will address all Year 2000 compliance issues, approximately $30,000 have already been incurred; that such expenses include and will include the cost of training of employees and staff and all fees and expenses of consultants; that The Hamilton Company during the last calendar quarter of 1998 will be validating the processes of its newly installed computer hardware and software systems to assure reliability and provide testing and verification; that the new computer systems are expected to be fully Year 2000 compliant and operational on or before March 31, 1999, and that the Partnership will obtain appropriate assurances in such regard from The Hamilton Company.

The Partnership and its manager believe that its Year 2000 initiative will adequately prepare the Partnership with respect to Year 2000 issues; the Partnership has not developed any contingency plan for financial operations should the current initiative prove to be unsuccessful, and believes that there would be adequate time to effect a different and compliant systems installation if the March 31, 1999 testing date is not met.

With respect to building operations, the Partnership expects to have completed its review of all computerized systems which are operant in the Partnership's real estate holdings on or before March 31, 1999. The Partnership does not believe that its real estate holdings are particularly subject to Year 2000 problems, but will institute appropriate remedial procedures forthwith upon the conclusion of its review of its real estate holdings. The Partnership has yet to determine the cost of any such remediation, nor has it established any contingency plan to date.

Vendors
The Partnership further has reviewed its relationship with principal vendors. The Partnership has received written assurance that its third party vendors which process the rents and deposits received from tenants, and its bank of deposit and account, are Year 2000 compliant. During 1999, the Partnership will confirm such compliance, and believes that alternate servicing arrangements of a compliant nature would be available to the Partnership in the event any noncompliance is experienced.

Tenants
Finally, the Partnership's entire income is derived from the payment of rents, and the impact of Year 2000 problems on the viability and credit worthiness of tenants could pose a significant economic threat to the income and profitability of the Partnership. However, approximately 85% of the Partnership's tenants are residential and are not subject to the same magnitude of risk that might be incurred in a tenant mix which was more commercially oriented. Further, no commercial tenant accounts for more than 1% of the gross rental income of the Partnership, and the Partnership therefore does not consider its gross income or profitability to be materially at risk by reason of possible impact of the Year 2000 problem on its tenant population. On or before March 31, 1999, the Partnership intends to seek written assurance of substantial compliance by its largest commercial tenants with Year 2000 issues, both on the part of such tenants and their respective essential third-party trading partners.

Risks Summarized
Failure of the Partnership adequately to provide for Year 2000 compliance with respect to its financial operations could result in an inability to collect, credit or track rental income. Failure to bring computerized operational systems within its real estate holdings into compliance might cause liability on the part of the Partnership for economic or physical loss to its tenants and the invitees of those tenants in excess of applicable insurance coverages. The failure of third-party vendors to provide adequate financial support to the rental collection and crediting function could have a significant negative impact on the gross income and net profit of the Partnership, and the inability of the Partnership's tenants to sustain financial health would, in turn, result in a reduction of gross rentals received by the Partnership.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         November 16, 1998

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