Form 10-K405
period 1998-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1999-03-31
CIK 746514

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

For the fiscal year ended DECEMBER 31, 1998 or

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

                              DEPOSITARY RECEIPTS
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 26, 1999, the aggregate market value of traded securities held by non-affiliates of the registrant was $13,062,587, based on the price at which the securities were sold.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), a Massachusetts limited partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the "Colonial Partnerships"), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984. The Partnership terminates on December 31, 2017, except the General Partner may extend the termination date for an additional forty years.

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

    The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. In connection with various new mortgages obtained in 1995 by the Partnership on certain of its properties, the ownership of such properties was placed in various subsidiary limited partnerships as a requirement by the refinancing bank. The Partnership directly or through 19 subsidiary limited partnerships (collectively, the "Subsidiary Partnerships" and individually, a "Subsidiary Partnership"), owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut, New Hampshire and Maine. The Partnership owns a 99.67% interest in each of the 19 Subsidiary Partnerships. The remaining .33% interest of each Subsidiary Partnership is held by an unaffiliated third party. The third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in such Subsidiary Partnerships will be returned to the Partnership. In 1996, the Partnership acquired one apartment complex containing thirty-six (36) residential units and converted a three (3) bedroom unit, at another apartment complex, previously occupied by an on-site manager, to a rental unit. In connection with a refinancing in March 1999, the Partnership restructured the ownership of another apartment complex located in Woburn, Massachusetts. In addition, on December 21, 1998, the Partnership entered into a purchase and sale agreement for the sale of an apartment complex located in Quincy, Massachusetts which had previously been held by a Subsidiary Partnership. SEE "ITEM 1. RECENT DEVELOPMENTS."

    The long-term goals of the Partnership are to manage, rent and improve its properties and, as suitable opportunities arise, to acquire additional properties with income and capital appreciation potential. When appropriate, the Partnership may sell or refinance selected properties with low debt-to-equity ratios. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, distributed to the partners, or used for operating expenses or reserves, as determined by the General Partner.

OPERATIONS OF THE PARTNERSHIP

    The Partnership is managed by the General Partner, which is a Massachusetts corporation wholly-owned by Ronald Brown and Harold Brown. The General Partner has employed The Hamilton Company, Inc. (the "Hamilton Company"), the successor to the Hamilton Management Corporation, to perform the management functions for the Partnership's properties. The Hamilton Company employs Ronald Brown and Harold Brown. The Hamilton Company is wholly owned by Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 60 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

    As of February 26, 1999, the Partnership and its Subsidiary Partnerships owned and leased to residential tenants 1,647 apartment units in 18 residential and mixed-use complexes (collectively, the "Apartment Complexes"), 19 condominium units retained by the Partnership as rental properties in a residential apartment complex formerly owned by the Partnership which has been converted into condominiums, one condominium unit in a separate condominium complex and one co-operative apartment (the condominium units and co-operative apartment are collectively referred to as the "Condominium Units"). The Apartment Complexes and the Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

    Additionally, as of February 26, 1999, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut, Gardner, Massachusetts, and Lewiston, Maine and commercial space in mixed-use buildings in Boston and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." The Partnership is a party to a joint venture which leases space at the Timpany Plaza Shopping Center (the foregoing properties are referred to collectively as the "Investment Properties"). See Note 2 to Notes to Financial Statements included as a part of this Form 10-K.

    The Apartment Complexes, Condominium Units, Commercial Properties, and Joint Venture Properties are referred to collectively as the "Properties."

    Harold Brown and, in certain cases, Ronald Brown, own or have owned interests in certain of the Properties. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

    In general, the Properties face no unusual competition. The Apartment Complexes and Condominium Units must compete for tenants with other residential apartments and condominium units in the areas in which they are located. The Commercial Properties and Joint Venture Properties must compete for commercial tenants with other shopping malls and office buildings in the areas in which they are located.

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

    During the second quarter of 1996, the Partnership announced a plan to purchase up to $500,000 of its Receipts from existing holders of securities. The purchase of Receipts took place over a period of approximately eighteen months. The purchase prices paid for Receipts varied and were equal to the prices at which such securities were traded on the NASDAQ Stock Market at the time of such purchases. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Receipts for a total cost of $139,268 and $110,060, respectively. The plan to purchase Receipts was terminated on December 10, 1997. See Note 8 to Notes to Financial Statements included as part of this Form 10-K.

RECENT DEVELOPMENTS

    In March, 1996 a major tenant in the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11. Subsequently, in December, 1996 the same tenant closed its doors to business. This tenant had previously paid approximately $347,000 of rent in 1995 and approximately $188,000 in 1996. In July, 1997 pursuant to an Order of the United States Bankruptcy Court, this tenant paid the Partnership $118,050 which payment represented all of the post-petition, pre-rejection rents due and owing by this tenant to the Partnership. The Timpany Plaza is currently 31% vacant and the Partnership cannot determine the effect the vacancy rate Timpany Plaza will have on the Partnership's income and net earnings in the future. The Partnership is in active discussions and negotiations with other retail tenants to rent the space.

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

    In 1995, the Partnership sold two unencumbered condominium units located in Stoneham and Boston, Massachusetts for total proceeds of approximately $220,000 and recorded a gain of approximately $152,000 in 1995 as a result of such sale. The Partnership did not sell any properties in 1998, 1997 or 1996. However, the Partnership executed a purchase and sale agreement on December 21, 1998 for the sale of the Willard Street apartments, a 16-unit apartment building in Quincy, Massachusetts. The building is to be sold at a purchase price of approximately $850,000. The Partnership currently plans to assign to the purchaser the existing mortgage which has a current balance of approximately $285,000. In consideration of the sale, the purchaser proposes to pay the purchase price by making a cash down-payment of $85,000. The balance of the purchase price will be evidenced by a promissory note which will be secured by a mortgage on other real property owned by the purchaser or a relative of the purchaser who will also execute a guarantee in favor of the Partnership.

    On March 24, 1999, the Partnership refinanced an existing mortgage on the Westgate Woburn Apartments, a 221-unit apartment complex in Woburn, Massachusetts. In connection with the refinancing, the refinancing bank required the Partnership to transfer the ownership of the Westgate Woburn property to a single purpose entity. Ownership of the Westgate Woburn property was transferred to a Massachusetts limited liability company in which the Partnership owns a 99.67% interest and the remaining .33% interest is held by an unaffiliated third party. The unaffiliated third party has entered into a lease agreement with the Partnership pursuant to which any benefit derived from its ownership interest in the Westgate Woburn property will be returned to the Partnership. As a result of the refinancing, the Partnership paid the existing debt of approximately $6,700,000 and lowered the interest rate on the new mortgage of $12,000,000 from 10.99% to 7.07%. The new mortgage for Westgate Woburn has a term of fifteen (15) years with a 25 year amortization. The Partnership plans to use the approximate $5,000,000 in net proceeds obtained from the refinancing to develop additional apartment units on the Westgate Woburn property and to acquire other as yet unidentified properties.

    In March 1999, the Partnership entered into an agreement to purchase a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price is $8,200,000. The Partnership will assume an 8% mortgage on the property of approximately $5,200,000 maturing in 2016 and the balance of $3,000,000 will be funded from the Partnership's cash reserves. The Partnership plans to close on the property in June 1999. This purchase is conditional on the assignment of the existing mortgage which has not been obtained as of March 24, 1999.

    Other than such purchases described above, the Partnership has not acquired new properties since February 1989. See "ITEM 2. PROPERTIES--Commercial Properties." During 1998 the Partnership made certain improvements to its properties at a total cost of approximately $2,300,000. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

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

ITEM 2. PROPERTIES

    As of February 26, 1999, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units and the Commercial Properties.

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

APARTMENT COMPLEXES

    The table below lists the location of the 18 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of February 26, 1999, the principal amount outstanding under any mortgages as of December 31, 1998, and the maturity dates of such mortgages.

                                                                                         MORTGAGE
                                                                                         BALANCE
                                                                                       AND INTEREST   MATURITY
                                          NUMBER AND                                    RATE AS OF      DATE
APARTMENT                                  TYPE OF              RENT                     DECEMBER        OF
COMPLEX                                     UNITS              RANGE       VACANCIES     31, 1998     MORTGAGE
-----------------------------------  --------------------  --------------  ---------  --------------  --------
Coach LP...........................  48 units                                     1   $   1,158,237      2005
  53-55 Brook St.                    0 three-bedrooms                                          8.25%
  Acton, MA                          24 two-bedrooms       $      815-920
                                     20 one-bedrooms       $      725-820
                                     4 studios             $      635-650
Westgate Woburn....................  221 units                                    6   $   6,716,975      2000
  2-20 Westgate Dr.                  1 three-bedroom       $         1495                     10.99%
  Woburn, MA                         110 two-bedrooms      $     810-1085
                                     110 one-bedrooms      $      705-940
                                     0 studios                        N/A
Avon Street Apts. LP...............  66 units                                     1   $   1,734,243      2005
  130 Avon Street                    0 three-bedrooms                 N/A                     8.775%
  Malden, MA                         30 two-bedrooms       $      790-870
                                     33 one-bedrooms       $      660-780
                                     3 studios             $      595-605
Middlesex Apts. LP.................  18 units                                     0   $   1,070,500      2005
  132-144 Middlesex Rd.              18 three-bedrooms     $    1415-1650                     8.625%
  Newton, MA                         0 two-bedrooms                   N/A
                                     0 one-bedrooms                   N/A
                                     0 studios                        N/A
Clovelly Apts. LP..................  103 units                                    3   $   2,026,690      2005
  160-170 Concord St.                0 three-bedrooms                 N/A                     8.375%
  Nashua, NH                         53 two-bedrooms       $      635-795
                                     50 one-bedrooms              545-625
                                     0 studios                        N/A
Nashoba Apts. LP...................  32 units                                     3   $   1,058,792      2005
  284 Great Road                     0 three-bedrooms                 N/A                     8.625%
  Acton, MA                          32 two-bedrooms       $     880-1195
                                     0 one-bedrooms                   N/A
                                     0 studios                        N/A
River Drive LP.....................  72 units                                     3   $   1,502,046      2005
  3-17 River Drive                   0 three-bedrooms                 N/A                     8.775%
  Danvers, MA                        60 two-bedrooms       $      705-800
                                     5 one-bedrooms        $      650-665
                                     7 studios             $      550-565
Executive Apts. LP.................  72 units                                     3   $   1,740,023      2005
  545-561 Worcester Road             0 two-bedrooms                   N/A                     8.775%
  Framingham, MA                     48 two-bedrooms       $      450-865
                                     24 one-bedrooms       $      685-770
                                     0 studios                        N/A
Willard Apts. LP...................  16 units                                     3   $     285,058      2005
  580 Willard St.                    0 three-bedrooms                 N/A                     8.375%
  Quincy, MA                         8 two-bedrooms        $      715-825
                                     8 one-bedrooms        $      660-725
                                     0 studios                        N/A

                                                                                         MORTGAGE
                                                                                         BALANCE
                                                                                       AND INTEREST   MATURITY
                                          NUMBER AND                                    RATE AS OF      DATE
APARTMENT                                  TYPE OF              RENT                     DECEMBER        OF
COMPLEX                                     UNITS              RANGE       VACANCIES     31, 1998     MORTGAGE
-----------------------------------  --------------------  --------------  ---------  --------------  --------
Olde English Apts. LP..............  84 units                                     5   $   1,365,217      2005
  703-718 Chelmsford St.             0 three-bedrooms                                           8.5%
  Lowell, MA                         47 two-bedrooms       $      640-745
                                     30 one-bedrooms       $      600-680
                                     7 studios             $      550-590
Oak Ridge Apts. LP.................  61 units                                     3   $   2,043,011      2005
  Chestnut St.                       42 three-bedrooms     $      830-945                       8.5%
  Foxboro, MA                        19 two-bedrooms       $      710-805
                                     0 one-bedrooms                   N/A
                                     0 studios                        N/A
Linhart LP.........................  9 units                                      0   $   1,271,296      2005
  4-34 Lincoln St.                   0 three-bedrooms                 N/A                      9.25%
  Newton, MA                         0 two-bedrooms                   N/A
                                     6 one-bedrooms        $      640-795
                                     3 studios             $      585-605
Commonwealth 1137 LP...............  35 units 28 three-                           0   $   1,231,350      2005
  1131-1137 Comm. Ave.               bedrooms              $    1175-1495                     8.375%
                                     5 two-bedrooms        $     825-1150
                                     1 one-bedrooms        $          445
                                     1 studio              $          625
Redwood Hills LP...................  180 units                                    3   $   4,451,138      2005
  376-384 Sunderland Rd.             0 three-bedrooms N/A                                     8.375%
  Worcester, MA                      89 two-bedrooms       $      695-850
                                     91 one-bedrooms       $      620-830
                                     0 studios                        N/A
Commonwealth 1144 LP...............  261 units                                    0   $   5,144,734      2005
  1144-1160 Comm. Ave.               0 three-bedrooms                 N/A                     8.375%
  Allston, MA                        11 two-bedrooms       $      600-955
                                     108 one-bedrooms      $      640-895
                                     142 studios           $      530-750
Boylston Downtown LP...............  269 units                                    0   $   7,561,258      2005
  62 Boylston St.                    0 three-bedrooms                 N/A                     8.375%
  Boston, MA                         0 two-bedrooms                   N/A
                                     53 one-bedrooms       $    645-1,400
                                     216 studios           $      530-985
North Beacon 140 LP................  64 units                                     2   $   3,378,516      2005
  140-154 North Beacon St.           10 three-bedrooms     $    1785-1950                     8.375%
  Brighton, MA                       54 two-bedrooms       $    1230-1595
                                     0 one-bedrooms                   N/A
                                     0 studios                        N/A
Highland Street Apartments.........  36 Units                                     1               0         0
  38-40 Highland Street              0 three-bedrooms                 N/A
  Lowell, MA                         24 two-bedrooms       $     542-$655
                                     10 one-bedrooms       $     500-$610
                                     2 Studios             $     495-$530

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

    The table below lists the location of the Condominium Units, the number of units in each complex, the number and type of units owned by the Partnership in each complex, the range of rents received by the Partnership for such units, and the number of vacancies as of February 26, 1999. No Condominium Unit is subject to an existing mortgage.

                                                          NUMBER OF     NUMBER AND TYPE OF
                                                          UNITS IN         UNITS OWNED           RENT
APARTMENT COMPLEX                                          COMPLEX        BY PARTNERSHIP        RANGE         VACANCIES
------------------------------------------------------  -------------  --------------------  ------------  ---------------
Riverside Apartments..................................           19    0 three-bedrooms               N/A             0
  8-20 Riverside Street                                                12 two-bedrooms       $   890-1100
  Watertown, MA                                                        5 one-bedrooms        $    770-855
                                                                       2 studios             $    750-795
The Kenmore Tower(1)..................................            1    0 three-bedrooms               N/A             0
  566 Commonwealth Avenue                                              1 one-bedroom         $      1,345
  Boston, MA                                                           0 studios                      N/A
Chateaux Westgate.....................................            1    0 three-bedrooms               N/A             0
  Oak Lane                                                             1 two-bedrooms        $        780
  Brockton, MA                                                         0 studios                      N/A

------------------------

(1) This is a co-operative apartment. The Kenmore Tower Corporation is subject to a debt secured by the apartment building, of which approximately $5,500 was allocated to the Partnership as of December 31, 1998.

COMMERCIAL PROPERTIES

    EAST HAMPTON MALL LP In 1984, the Partnership acquired the East Hampton Mall in East Hampton, Connecticut (the "East Hampton Mall"). The shopping center is set on 4.25 acres of land and consists of 52,500 square feet of rentable space, rented primarily to commercial retail establishments. During 1995, the Subsidiary Partnership organized to own this property obtained a mortgage in the amount of $1,435,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1998, the mortgage had an outstanding balance of $1,371,635. As of February 26, 1999, the shopping center had a vacancy rate of 5%, and the average rent per square foot was $5.03.

    TIMPANY PLAZA LP In 1985, the Partnership acquired the Timpany Plaza Shopping Center in Gardner, Massachusetts ("Timpany Plaza"). The shopping center is set on 16 acres of land and consists of 184,600 square feet of rentable space. During 1995, the Subsidiary Partnership organized to own this property obtained a mortgage in the amount of $3,561,000 which carries an interest rate of 8.375% and matures in 2005. As of December 31, 1998, the mortgage had an outstanding balance of $3,408,345. As of February 26, 1999, the shopping center had a vacancy rate of 31%, and the average rent per square foot was $3.52.

    In March 1996 a major tenant in the Timpany Plaza Shopping Center filed for protection under the Federal Bankruptcy Code, Chapter 11. Subsequently, in December, 1996 the same tenant closed its doors to business. This tenant had previously paid approximately $347,000 of rent in 1995 and approximately $188,000 in 1996. In July 1997 pursuant to an Order of the United States Bankruptcy Court, this tenant paid the Partnership $118,050 which represented all of the post-petition, pre-rejection rents due and owing by this tenant to the Partnership.

    This Subsidiary Partnership has a ground lease with another major tenant of the Timpany Plaza Shopping Center. Pursuant to the ground lease, this tenant demolished the existing structure and constructed a new store of approximately 60,000 square feet. The tenant moved into the new store in 1989.

The Partnership entered into a joint venture with this tenant to lease the space formerly occupied by the tenant. The joint venture pays this Subsidiary Partnership annual minimum rent of $84,546. The joint venture's net income (as defined in the ground lease) earned from leasing the tenant's former space is being split evenly between this Subsidiary Partnership and the tenant. This Subsidiary Partnership's share of the joint venture's net income in 1998 was $16,714.

    The term of the ground lease is 20 years, with automatic extension options for an additional 30 years. At the termination of the ground lease, this Subsidiary Partnership will retain sole title to the underlying property.

    LEWISTON MALL LP In 1989, the Partnership acquired the Lewiston Mall shopping center in Lewiston, Maine (the "Lewiston Mall"). The shopping center is set on 14 acres of land and consists of 181,000 square feet of rentable space. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $2,933,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1998, the mortgage had an outstanding balance of $2,803,488. As of February 26, 1999, the Shopping Center had a 5% vacancy rate, and the average rent per square foot was $4.01.

    LINHART LP During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). The property consists of 21,200 square feet of rentable space. As of February 26, 1999, the commercial space had a 1% vacancy rate, and the average rent per square foot was $18.98.

    BOYLSTON DOWNTOWN LP During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). The property consists of 17,400 square feet of rentable space. As of February 26, 1999, the commercial space had a 67% vacancy rate, and the average rent per square foot was $13.75. The Partnership is currently negotiating with potential tenants to lease the entire vacant space.

    NORTH BEACON 140 LP During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). The property consists of 1,000 square feet of rentable space. As of February 26, 1999, the commercial space was fully rented, and the average rent per square foot was $12.73.

    See Item 13 "Certain Relationships and Related Transactions" concerning ownership interest in the above properties.

INVESTMENT PROPERTY

    As of December 31, 1998, the Partnership's investment and its interest in the joint venture with a Timpany Plaza tenant comprised less than 1% of the Partnership's total assets.

    WEST PEABODY LIMITED PARTNERSHIP Prior to September 9, 1998, the Partnership owned a 10% limited partnership interest in the West Peabody Limited Partnership ("West Peabody L.P."). West Peabody L.P. owned a 125,000 square foot office and warehouse building in West Peabody, Massachusetts. On September 9, 1998, West Peabody L.P. was sold. As of the date of the sale and disposition of West Peabody L.P., the Partnership's share of losses generated by the West Peabody L.P. through the said date exceeded the Partnership's investment by approximately $664,000. As a result of the disposition of West Peabody L.P., each of the limited partners will recognize income in an amount equal to their proportionate share of the Partnership's losses in excess of such limited partner's tax basis.

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

    In 1998, the high and low bid quotations for the Receipts were $13.00 and $9.19, respectively. The table below sets forth the high and low bids for each quarter of 1998 and 1997:

                                                                                        1998                  1997
                                                                                 ------------------    ------------------
                                                                                             HIGH                  HIGH
                                                                                 LOW BID      BID      LOW BID      BID
                                                                                 -------    -------    -------    -------
First Quarter.................................................................     9 3/16    11 1/2    $ 7        $ 9
Second Quarter................................................................     9 1/2     11        $ 8 1/8    $ 9 1/4
Third Quarter.................................................................     9 3/8     13        $ 8 1/4    $11 1/2
Fourth Quarter................................................................    10         11 1/4    $ 8 3/4    $11 1/2

    These quotations reflect inter-dealer prices without retail markup, markdown, or commission and do not necessarily represent actual transactions.

    Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners. The Partnership has made annual distributions to its Partners since 1978. In each of 1998 and 1997, the Partnership made total distributions of $8.20 and $8.80 per Partnership Unit, respectively ($.82 and $.88 per Receipt, respectively). The total value of the distribution in 1998 was $1,418,369, an amount determined by the General Partner and the Partnership's Advisory Committee. In February 1999, the Partnership declared a regular semi-annual distribution of $4.60 per Partnership Unit ($.46 per Receipt) and a special dividend of $3.50 per Partnership Unit (.35 per Receipt). See Note 13 to Notes to Financial Statements included as part of this Form 10-K.

    In the past, assuming Partners hold Partnership Units or Receipts on the record date for a distribution, distributions have exceeded the amount of the individual income tax payable by Partners as a result of Partnership income allocated to them. However, in 1998 and 1997, the taxable income exceeded statement income by approximately $790,000 and $71,000, respectively. The Partnership declared a special distribution in February 1999 to assist partners with any negative tax consequences (as described above and in Note 13 to Notes to Financial Statements included as part of this Form 10-K).

    During the second quarter of 1996, the Partnership announced a plan to purchase up to $500,000 of its Receipts from existing holders of securities. The purchase of Receipts took place over a period of eighteen months. The purchase prices paid for Receipts varied and were equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of such purchases. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Receipts for a total cost of $139,268 and $110,060, respectively. In order to restore the classes of Partnership Units to the required ratios, the Partnership purchased from the General Partner 39 General Partnership Units and purchased from Harold Brown and Ronald Brown 556 and 185 Class B Units respectively, at an aggregate cost of $62,335. The plan to purchase Receipts was terminated on December 10, 1997.

    See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for certain information relating to the number of holders of each class of Partnership Units.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is included on page 21 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $1,985,727 during the year ended December 31, 1998, compared to $1,123,654 during the year ended December 31, 1997, an increase of $862,073.

    The rental activity is summarized as follows:

                                                                      OCCUPANCY DATE
                                                              -------------------------------
                                                                FEBRUARY 26,
                                                                    1999        MARCH 4, 1998
                                                              ----------------  -------------
Residential
  Units.....................................................          1,668           1,668
  Vacancies.................................................             37              48
  Vacancy rate..............................................           2.2%            2.9%

Commercial
  Total square feet.........................................        457,700         457,700
  Vacancy...................................................         80,852         107,850
  Vacancy rate..............................................            18%             24%

                                                                       RENTAL INCOME
                                                              -------------------------------
                                                                    1998            1997
                                                              ----------------  -------------
                                                                      (IN THOUSANDS)
Total rents.................................................     $   18,271       $  17,313
Residential percentage......................................            86%             84%
Commercial percentage.......................................            14%             16%
Contingent rentals..........................................     $      731       $     847

    Rental income for the year ended December 31, 1998 was approximately $18,271,000 compared to approximately $17,313,000 for the year ended December 31, 1997, an increase of approximately $958,000 (5.5%). Rental income increased at the residential properties approximately $1,067,000 (7%), while rental income at the commercial properties decreased approximately $109,000 (4%). Due to the demand for residential rental property in the greater Boston area, the Partnership has seen an average increase in rental rates of approximately 5% as well as a decrease in vacancies. Vacancies at the residential properties have decreased 23% to 37 vacancies at February 1999 compared to 48 at March 1998. The decrease in rental income at the commercial properties is due primarily to the vacancy rate at the Timpany Plaza Shopping Center. The rental rates have remained relatively stable at the commercial properties.

    Expenses for the year ended December 31, 1998 were approximately $16,462,000 compared to approximately $16,383,000 for the year ended December 31, 1997, an increase of approximately $79,000. Administrative expenses increased to approximately $1,053,000 for the year ended December 31, 1998 from approximately $991,000 for the year ended December 31, 1997, an increase of approximately $62,000. This represents an increase in professional fees due in part to special projects for which the Partnership contracted during the early part of 1998. Depreciation and amortization expense increased to approximately $3,339,000 for the year ended December 31, 1998 from approximately $3,239,000 for the year ended December 31, 1997, an increase of approximately $100,000. This increase is due to ongoing capital improvements to the Partnership properties. Management fees increased to approximately $773,000 for the year ended December 31, 1998 from approximately $738,000 for the year ended December 31, 1997, an increase of approximately $35,000. The increase is due to the increase in rental income.

    These increases are offset by a decrease in interest expense to approximately $4,608,000 for the year ended December 31, 1998 from approximately $4,651,000 for the year ended December 31, 1997, a decrease of approximately $43,000. This is due to a lower level of mortgage debt. Operating expenses decreased to approximately $1,900,000 for the year ended December 31, 1998 from approximately $1,962,000 for the year ended December 31, 1997, a decrease of approximately $62,000. This decrease is due to lower utility and heating costs in 1998 as a result of a milder winter as well as the payment of a utility bill in 1997 which related to prior years and did not recur in 1998. Renting expenses decreased to approximately $298,000 for the year ended December 31, 1998 from approximately $318,000 for the year ended December 31, 1997, a decrease of approximately $20,000. This decrease is due to a decrease in rental commissions resulting from lower tenant turnover.

    Repairs and maintenance remained relatively unchanged at approximately $2,607,000 and $2,601,000 for 1998 and 1997 respectively. Taxes and insurance also remained relatively stable at approximately $1,883,000 and $1,882,000 for 1998 and 1997 respectively.

    Interest income was approximately $171,000 for the year ended December 31, 1998 compared to approximately $133,000 for the year ended December 31, 1997, an increase of approximately $38,000. This increase is due to an increase in the average cash balance available for investment in 1998.

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

    The Partnership's share of income for 1998 in the joint venture at the Timpany Plaza Shopping Center was approximately $17,000 compared to a loss of approximately $11,000 in 1997, an increase of approximately $28,000. This increase in income at the joint venture is due to leasing 10,000 square feet of space for the full year of 1998 which was vacant in 1997.

    Included in other income in 1998 and 1997 is approximately $56,000 and $37,000 respectively, in unrealized appreciation in the Partnership's short-term investment.

    As a result of the changes discussed above, net income for the year ended December 31, 1998 was approximately $2,225,000 compared to approximately $1,269,000 for the year ended December 31, 1997, an increase of approximately $956,000.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships incurred income from operations of $1,123,654 during the year ended December 31, 1997, compared to $725,649 during the year ended December 31, 1996, an increase of $398,005.

                                                                       OCCUPANCY DATE
                                                                -----------------------------
                                                                MARCH 4, 1998  MARCH 14, 1997
                                                                -------------  --------------
Residential
  Units.......................................................        1,668           1,668
  Vacancies...................................................           48              56
  Vacancy rate................................................         2.9%            3.4%

Commercial
  Total square feet...........................................      457,700         457,700
  Vacancy.....................................................      107,850          94,000
  Vacancy rate................................................          24%             21%

                                                                        RENTAL INCOME
                                                                -----------------------------
                                                                    1997            1996
                                                                -------------  --------------
Total rents...................................................    $  17,313      $   16,449
Residential percentage........................................          84%             86%
Commercial percentage.........................................          16%             14%
Contingent rentals............................................    $     847      $      927

    Rental income for the year ended December 31, 1997 was approximately $17,313,000 compared to approximately $16,449,000 for the year ended December 31, 1996, an increase of approximately $864,000. Rental income increased at the residential properties approximately $1,042,000 which is offset by a decrease in rental income from the commercial properties of approximately $178,000. Rental rates at the residential properties have increased 3-10% since 1996. Vacancies at the residential properties have decreased 14% to 48 vacancies at March 1998. Rental rates as well as occupancy levels have remained relatively stable at the commercial properties except for the Timpany Plaza Shopping Center. A major tenant who occupied approximately 69,000 square feet of space and paid to the Partnership approximately $188,000 in 1996 and $118,000 in 1997, vacated the premises and at March 4, 1998 the space remained vacant. The Partnership continues to actively market the space.

    Expenses for the year ended December 31, 1997 were approximately $16,383,000 compared to approximately $15,909,000 for the year ended December 31, 1996, an increase of approximately $474,000. Administrative expenses increased to approximately $991,000 for the year ended December 31, 1997 from approximately $854,000 for the year ended December 31, 1996, an increase of approximately $137,000. This is due to an increase in staffing levels as well as related employee benefits. Taxes and insurance increased to approximately $1,882,000 for the year ended December 31, 1997 from approximately $1,795,000 for the year ended December 31, 1996, an increase of approximately $87,000. Real estate taxes increased in 1997 at a majority of the Partnership properties and the Partnership received an abatement of approximately $30,000 in 1996 on one of the residential properties. Renting expense increased to approximately $318,000 at December 31, 1997 from approximately $287,000 at December 31, 1996, an increase of approximately $31,000. This is due to an increase in rental commissions paid in 1997. Depreciation and amortization increased to approximately $3,239,000 at December 31, 1997 from $3,056,000 at December 31, 1996, an increase of approximately $183,000. This reflects a full year of depreciation on the Highland Street property acquired in December 1996, as well as depreciation expense on the capital improvements to the properties. These increases are offset by a decrease in interest expense to approximately $4,651,000 at December 31, 1997 from approximately $4,730,000 at December 31, 1996, a decrease of approximately $79,000. This is due to a lower level of debt, as well as a reduction in interest paid on tenant security deposits.

    Interest income was approximately $133,000 for the year ended December 31, 1997, compared to approximately $156,000 for the year ended December 31, 1996, a decrease of approximately $23,000. This decrease is due to a decrease in the average cash balance available for investment in 1997.

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

    The Partnership's share of loss for 1997 in the joint venture at the Timpany Plaza Shopping Center was approximately $11,000 compared to income of approximately $12,000 in 1996, an increase of approximately $23,000. This was the result of rental income from the joint venture decreasing significantly due to an increase in vacancies in the relet space.

    Included in other income in 1997 is approximately $37,000 in unrealized appreciation in the Partnership's short-term investments and, in 1996, approximately $18,000 from the sale of real estate partnership interests whose carrying value had previously been reduced to zero.

    As a result of the changes discussed above, net income for the year ended December 31, 1997 was approximately $1,269,000 compared to approximately $912,000 for the year ended December 31, 1996, an increase of approximately $357,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 1998 and 1997 was the collection of rents. The majority of cash and cash equivalents of approximately $623,000 at December 31, 1998 and approximately $456,000 was held in an interest bearing account. The Partnership's short-term investments are approximately $3,060,000 at December 31, 1998 of which approximately $1,921,000 is invested in a Massachusetts Municipal Bond Fund and approximately $1,139,000 is invested in a U.S. Treasury Fund. At December 31, 1997, the short-term investment of approximately $2,055,000 is invested in a Massachusetts Municipal Bond Fund.

    In December 1998, the Partnership entered into an agreement to sell the Willard Street Apartments located in Quincy, Massachusetts. The sale price is $850,000. The buyer will assume the first mortgage of approximately $285,000, and the Partnership will take back a mortgage of approximately $480,000 at a rate of 7.5%. The net cash from the sale of this property will be approximately $85,000. The mortgage matures at the earlier of the refinancing of the property or July 31, 2005.

    On March 24, 1999, the Partnership refinanced the Westgate Apartments located in Woburn, Massachusetts. The new loan will be $12,000,000, with an interest rate of 7.07%, and a term of 15 years, amortized over 25 years. The net cash of approximately $5,000,000 from this refinancing will be used for future acquisitions and redevelopment of the Westgate Apartments.

    In March 1999, the Partnership entered into an agreement to purchase a 39,600 square-foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price is $8,200,000. The Partnership will assume an 8% mortgage on the property of approximately $5,200,000, maturing in 2016; and the balance of $3,000,000 will be funded from the Partnership's cash reserves. The Partnership plans to close on the property in June 1999. This purchase is conditional on the assignment of the existing mortgage which has not been obtained as of March 24, 1999.

    In 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase plan took place over a period of approximately 18 months. The purchase prices paid for such Depositary Receipts were equal to the price at which such securities were traded on the NASDAQ Stock Market at the time of the purchase. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively. In addition, 363 Class B and 19 General Partnership units were purchased for a total cost of $34,819 in 1997 and 378 Class B and 20 General Partnership units for a total cost of $27,517 in 1996 to maintain the ownership percentages required by the current form of partnership agreement. The plan to purchase Depositary Receipts was terminated on December 10, 1997.

    During 1998, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,324,000. The most significant improvements were made at 62 Boylston Street, located in Boston, Massachusetts for a total cost of approximately $502,000 and at 2-20 Westgate Dr., located in Woburn, Massachusetts for a total cost of approximately $441,000. Additional capital improvements of approximately $223,000, $210,000, $142,000, $121,000 and $105,000 were made to the Lincoln
Street Apartments, Redwood Apartments, 1144 - 1160 Commonwealth Avenue, Oakridge Apartments, and North Beacon Street Apartments, respectively.

    In 1999, the Partnership and its Subsidiary Partnerships plan to invest approximately $2,500,000 in capital improvements, of which approximately $2,181,000 is designated for residential properties and approximately $319,000 for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

    The Partnership anticipates that cash from operations and interest-bearing investments and mortgage refinancings will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

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

    A major tenant of the Lewiston Mall LP in Lewiston, Maine, which paid approximately $329,000 in rent in 1998, can terminate its lease with nine months notice, effective January 1, 1997. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

READINESS FOR YEAR 2000

    The Year 2000 problem arises because older or noncompliant computer systems are unable either to process data with accuracy, or to operate building systems correctly, by reason of the inability of either software or elements of hardware contained within such systems correctly to process dates after December 31, 1999. The Partnership has considered the Year 2000 problem as its relates to the business of the Partnership in three areas: Partnership operations, problems with vendors, and problems with tenants.

    OPERATIONS

    Partnership operations have been considered in two areas: Financial operations and building operations. With respect to financial operations, all of the accounting and management functions of the Partnership are discharged for the Partnership by its contracted property manager, The Hamilton Company. The Partnership has been advised by The Hamilton Company that, as part of routine computer software and hardware updates which are presently in process, The Hamilton Company will be able to continue to perform the financial operations of the Partnership in the ordinary course. The costs of such compliance will be borne as operating costs by The Hamilton Company and will not be a charge to the earnings of the Partnership. The Partnership believes that the management fee paid by the Partnership to The Hamilton Company will be adequate to support The Hamilton Company's effort in this regard, which understanding has been confirmed to the Partnership by The Hamilton Company.

    Specifically, The Hamilton Company has advised the Partnership as follows: that it has retained professional Year 2000 consulting services to provide advice concerning the installation of new hardware and software; that the new systems to be installed are used as standard systems by many real estate management companies, and such systems are Year 2000 compliant; that of a total estimated cost of $150,000 associated with the replacement of hardware and software by The Hamilton Company, which replacement will address all Year 2000 compliance issues, approximately $100,000 have already been incurred; that such expenses include and will include the cost of training of employees and staff and all fees and expenses of consultants; that The Hamilton Company during the last quarter of 1998 began validating the processes of its newly installed computer hardware and software systems to assure reliability and provide testing and verification; that the new computer systems are expected to be fully Year 2000 compliant and operational on or before June 30, 1999, and that the Partnership will obtain appropriate assurances in such regard from The Hamilton Company.

    The Partnership and its manager believe that its Year 2000 initiative will adequately prepare the Partnership with respect to Year 2000 issues; the Partnership has not developed any contingency plan for financial operations should the current initiative prove to be unsuccessful, and believes that there would be adequate time to effect a different and compliant systems installation if the June 30, 1999 testing date is not met.

    With respect to building operations, the Partnership expects to have completed its review of all computerized systems which are operant in the Partnership's real estate holdings on or before June 30, 1999. The Partnership does not believe that its real estate holdings are particularly subject to Year 2000 problems, but will institute appropriate remedial procedures forthwith upon the conclusion of its review of its real estate holdings. The Partnership has yet to determine the cost of any such remediation, nor has it established any contingency plan to date.

    VENDORS

    The Partnership further has reviewed its relationship with principal vendors. The Partnership is soliciting written assurance that its third-party vendors which process the rents and deposits received from tenants, and its bank of deposit and account, are Year 2000 compliant. During 1999, the Partnership will confirm such compliance, and believes that alternate servicing arrangements of a compliant nature would be available to the Partnership in the event any noncompliance is experienced.

    TENANTS

    Finally, the Partnership's entire income is derived from the payment of rents, and the impact of Year 2000 problems on the viability and credit worthiness of tenants could pose a significant economic threat to the income and profitability of the Partnership. However, approximately 86% of the Partnership's tenants are residential and are not subject to the same magnitude of risk that might be incurred in a tenant mix which was more commercially oriented. Further, no commercial tenant accounts for more than 2% of the gross rental income of the Partnership, and the Partnership therefore does not consider its gross income or profitability to be materially at risk by reason of possible impact of the Year 2000 problem on its tenant population. On or before June 30, 1999, the Partnership intends to seek written assurance of substantial compliance by its largest commercial tenants with Year 2000 issues, both on the part of such tenants and their respective essential third-party trading partners.

    RISKS SUMMARIZED

    Failure of the Partnership adequately to provide for Year 2000 compliance with respect to its financial operations could result in an inability to collect, credit or track rental income. Failure to bring computerized operational systems within its real estate holdings into compliance might cause liability on the part of the Partnership for economic or physical loss to its tenants and the invitees of those tenants in excess of applicable insurance coverages. The failure of third- party vendors to provide adequate financial support to rental collection and crediting function could have a significant negative impact on the gross income and net profit of the Partnership, and the inability of the Partnership's tenants to sustain financial health would, in turn, result in a reduction of gross rentals received by the Partnership. At the time of the filing of this Annual Report on Form 10-K, the Partnership is unable to quantify the potential liability it may incur as result of any damage or harm to any property owned by the Partnership and which results from a Year 2000 related failure. The Partnership has been informed by its insurance consultant that it is not insured against any such damage or harm. The Partnership is taking steps to confirm that the Partnership's major suppliers of electricity, gas, oil and water have or are taking adequate precautions to guard against any Year 2000 failures.

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

    Since October 1992, the General Partner employed The Hamilton Partnership as the management company to manage the Partnership's and its Subsidiary Partnership's properties. During 1996, The Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of The Hamilton Partnership. The Hamilton Company, a Massachusetts corporation, was the 99% general partner of The Hamilton Partnership. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of The Hamilton Partnership. See "ITEM 11. EXECUTIVE COMPENSATION" for information concerning fees paid by the Partnership to the Hamilton Company during 1998.

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

NAME AND POSITION                         AGE                                 OTHER POSITIONS
------------------------------------      ---      ---------------------------------------------------------------------
Ronald Brown........................          63   Associate, Hamilton Realty Company (since 1967); Treasurer, R. Brown
  President, Clerk and Director                    Partners Inc. (since 1985), President, Secretary and sole proprietor
  (since 1984)                                     (since April 1989); Member, Greater Boston Real Estate Board (since
                                                   1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Trustee of Reservations (since 1988); Director, Brookline Music
                                                   School (since 1993); President, Brookline Chamber of Commerce
                                                   (1990-1992); Director, Coolidge Corner Theater Foundation
                                                   (1990-1993); President, Brookline Property Owner's Association
                                                   (1981-1990); Trustee, Brookline Hospital (1982-1989), Director,
                                                   Brookline Symphony Orchestra (since 1996), Treasurer, Brookline
                                                   Greenspace Alliance.

Harold Brown Company................          74   Sole proprietor, Hamilton Realty (since 1955); Trustee of Wedgestone
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

    Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required the Partnership believes that during 1998 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Harold Brown failed to file four (4) Forms 4 covering four (4) transactions involving the purchase by Harold Brown of Depositary Receipts through the open market.

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

    In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the management company, The Hamilton Company. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The total Management Fee charged by The Hamilton Company during 1998 was approximately $749,000. In 1998, the Partnership and its Subsidiary Limited Partnerships also paid to The Hamilton Company Administrative Fees of approximately $671,000 inclusive of construction supervision and architectural fees of $244,000, repairs and maintenance service fees of $219,000, legal fees of $135,000, rental fees and miscellaneous charges of $73,000. No sales commissions were paid to the management companies in 1998. In addition, during 1998 the Partnership paid The Hamilton Company $60,000 for certain accounting services, which were provided by an outside company prior to 1993.

    The management services provided by The Hamilton Company include, but are not limited to, collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of The Hamilton Company to provide asset management services to the Partnership for which the Partnership paid approximately $31,000 in 1998.

    Members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown receive $200 for each committee meeting attended. The Advisory Committee held seven meetings during 1998. Included in the construction supervision fees mentioned above is $24,000 in 1998 and 1997, respectively which were paid by The Hamilton Company to Ronald Brown.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of February 26, 1999, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Receipts, other than Boston EquiServe Limited Partnership ("Boston EquiServe"), which under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Receipts. As of February 26, 1999, pursuant to the Deposit Agreement, Boston EquiServe was serving as the record holder of the Class A Units with respect to which 1,079,676 Receipts had been issued to 1,538 holders. As of February 26, 1999, there were issued and outstanding 30,410 Class A Units held by 1,404 limited partners and 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below.

    The following table sets forth certain information regarding each class of Partnership Units beneficially owned on February 26, 1999 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and
(iii) all directors and officers of the General Partner as a group. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

                                              CLASS A                         CLASS B                  GENERAL PARTNERSHIP
                                     --------------------------   -------------------------------   --------------------------
                                                       % OF                             % OF                          % OF
                                      NUMBER OF     OUTSTANDING      NUMBER OF       OUTSTANDING     NUMBER OF     OUTSTANDING
             5% OWNERS                  UNITS          UNITS           UNITS            UNITS          UNITS          UNITS
           DIRECTORS AND             BENEFICIALLY   BENEFICIALLY   BENEFICIALLY     BENEFICIALLY    BENEFICIALLY   BENEFICIALLY
             OFFICERS                   OWNED          OWNED           OWNED            OWNED          OWNED          OWNED
-----------------------------------  ------------   -----------   ---------------   -------------   ------------   -----------
Harold Brown.......................          (1)           (1)
  c/o New England
  Realty Associates Limited
  Partnership
  39 Brighton Ave.
  Allston, MA 02110

NERA 1994 Irrevocable Trust........          (1)           (1)       24,761(2)           75%(2)             (3)        100%(3)
  c/o Lane & Altman
  101 Federal St.
  Boston, MA 02110

Ronald Brown.......................       755(4)        0.5%(4)       8,254              25%                (3)        100%(3)
  c/o New England
  Realty Associates Limited
  Partnership 39 Brighton Ave.
  Allston, MA 02110

NewReal, Inc.......................         0             0               0               0            1,738           100%
  39 Brighton Ave.
  Allston, MA 02134

All directors and officers
  as a group.......................     9,364(5)        6.8%(5)      33,015(6)          100%(6)             (3)        100%(3)

------------------------------

(1) 25,000 Receipts are held of record by Harold Brown and 61,094 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Receipts held by the Trust. Because a Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 8,609 Class A Units and the Trust may be deemed to beneficially own approximately 6,109 Class A Units. Mr. Brown currently has no voting or investment power over the Receipts held by the Trust and disclaims beneficial ownership of such Receipts. Luci Daley Vincent and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 86,094 Receipts held by the Trust. The Trustees have no pecuniary interest in the Receipts held by the Trust and disclaim beneficial ownership of such Receipts.

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

(4) Consists of 7,548 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Receipt represents beneficial ownership of one-tenth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 755 Class A Units.

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

    In addition, Harold Brown was a limited partner as well as a general partner in West Peabody L.P. which owned the Investment Property. Harold Brown's interest in the Investment Property referred to herein as the West Peabody Limited Partnership was 79.0%. This property was disposed of in 1998.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

       The following Financial Statements are included in this Form 10-K:

       Independent Auditors' Report

       Consolidated Balance Sheets at December 31, 1998 and 1997

       Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

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

                         SELECTED FINANCIAL INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------
                                            1998           1997           1996           1995           1994
                                        -------------  -------------  -------------  -------------  ------------
INCOME STATEMENT INFORMATION
Revenues..............................  $  18,447,450  $  17,506,971  $  16,634,883  $  12,459.478  $  8,506,195
Expenses..............................     16,461,723     16,383,317     15,909,234     15,575,565     7,658,215
Income (Loss) from Operations.........      1,985,727      1,123,654        725,649     (3,116,087)      847,980
Other Income..........................        239,292        144,977        186,781        241,276       224,571
Net Income (Loss).....................      2,225,019      1,268,631        912,430     (2,874,811)    1,072,551
Net Income (Loss) per Unit............          12.84           7.30           5.17         (16.23)         6.05
Distributions to Partners per Unit....           8.20           8.80           6.80           6.80          6.80
Net Income (Loss) per Depositary
  Receipt.............................           1.28            .73            .52          (1.62)          .61
Distributions to Partners per
  Depositary Receipt..................            .82            .88            .68            .68           .68

BALANCE SHEET INFORMATION
Total Assets..........................     58,406,104     58,147,503  $  58,788,939  $  59,750,970    28,321,816
Net Real Estate Investments...........     50,868,382     51,575,342     52,239,981     51,688,269    23,782,167
Total Debt Outstanding................     51,322,552     51,956,821     52,538,499     53,072,037    18,742,909
Partners' Capital.....................      4,271,880      3,465,230      3,898,498      4,323,402     8,400,979

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEW ENGLAND REALTY ASSOCIATES LIMITED
                                PARTNERSHIP

                                By:                NewReal, Inc.,
                                                ITS GENERAL PARTNER

                                By:               /s/ RONALD BROWN
                                     -----------------------------------------
                                              Ronald Brown, PRESIDENT
                                Dated: March 31, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President and Director of
       /s/ RONALD BROWN           the General Partner
------------------------------    (Principal Executive         March 31, 1999
         Ronald Brown             Officer)

                                Treasurer and Director of
       /s/ HAROLD BROWN           the General Partner
------------------------------    (Principal Financial         March 31, 1999
         Harold Brown             Officer and Principal
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

                          INDEPENDENT AUDITOR'S REPORT

The Partners
New England Realty Associates Limited Partnership

    We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 1998, and 1997, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiary Partnerships at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

MILLER WACHMAN LLP /s/
Certified Public Accountants

Boston, Massachusetts
February 26, 1999
(March 24, 1999 as to Note 14)

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
                                                     ASSETS

Rental Properties..................................................................  $  50,868,382  $  51,575,342
Cash and Cash Equivalents..........................................................        623,078        456,277
Short-term Investments.............................................................      3,060,373      2,055,429
Rents Receivable...................................................................        509,914        604,350
Real Estate Tax Escrows............................................................        538,852        570,713
Prepaid Expenses and Other Assets..................................................      1,710,537      1,514,370
Investment in Joint Venture........................................................         58,910         75,467
Financing and Leasing Fees.........................................................      1,036,058      1,295,555
                                                                                     -------------  -------------
  TOTAL ASSETS.....................................................................  $  58,406,104  $  58,147,503
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                        LIABILITIES AND PARTNERS' CAPITAL

Mortgages Payable..................................................................  $  51,322,552  $  51,956,821
Accounts Payable and Accrued Expenses..............................................        868,425        903,430
Advance Rental Payments and Security Deposits......................................      1,943,247      1,822,022
                                                                                     -------------  -------------
    Total Liabilities..............................................................     54,134,224     54,682,273

Commitments and Contingent Liabilities (Note 9)

Partners' Capital..................................................................
173,252 units outstanding in 1998 and in 1997......................................      4,271,880      3,465,230
                                                                                     -------------  -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL............................................  $  58,406,104  $  58,147,503
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Revenues
  Rental income.....................................................  $  18,271,479  $  17,313,181  $  16,448,939
  Laundry and sundry income.........................................        175,971        193,790        185,944
                                                                      -------------  -------------  -------------
                                                                         18,447,450     17,506,971     16,634,883
                                                                      -------------  -------------  -------------
Expenses
  Administrative....................................................      1,053,426        991,167        854,337
  Depreciation and amortization.....................................      3,338,924      3,239,186      3,055,786
  Interest..........................................................      4,607,860      4,650,806      4,729,769
  Management fees...................................................        773,204        737,883        699,806
  Operating.........................................................      1,900,211      1,962,124      1,908,616
  Renting...........................................................        297,875        318,397        287,485
  Repairs and maintenance...........................................      2,607,103      2,601,470      2,577,952
  Taxes and insurance...............................................      1,883,120      1,882,284      1,795,483
                                                                      -------------  -------------  -------------
                                                                         16,461,723     16,383,317     15,909,234
                                                                      -------------  -------------  -------------
  Income from Operations............................................      1,985,727      1,123,654        725,649
                                                                      -------------  -------------  -------------
Other Income
  Interest income...................................................        171,435        133,265        156,127
  Income (loss) from investments in partnerships and joint
    venture.........................................................         16,714        (10,584)        12,294
  Other.............................................................         51,143         22,296         18,360
                                                                      -------------  -------------  -------------
                                                                            239,292        144,977        186,781
                                                                      -------------  -------------  -------------
  Net Income........................................................  $   2,225,019  $   1,268,631  $     912,430
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Net Income per Unit...............................................  $       12.84  $        7.30  $        5.17
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted Average Number of Units Outstanding......................        173,252        173,855        176,572
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                                                                        PARTNERS'
                                                                                                                         CAPITAL
                                                                                                                        ----------
                                                                              UNITS                LESS
                                                  LIMITED           --------------------------   TREASURY                LIMITED
                                          ------------------------     GENERAL                     UNITS                ----------
                                            CLASS A      CLASS B     PARTNERSHIP    SUB-TOTAL     AT COST      TOTAL     CLASS A
                                          -----------  -----------  -------------  -----------  -----------  ---------  ----------
Balance, January 1, 1996................     144,180       34,243         1,802       180,225        3,073     177,152  $3,455,787
Unit Buyback............................      --           --            --            --            1,989      (1,989)   (110,060)
Distributions to Partners...............      --           --            --            --           --          --        (959,806)
Net Income..............................      --           --            --            --           --          --         729,944
                                          -----------  -----------        -----    -----------       -----   ---------  ----------
Balance, December 31, 1996..............     144,180       34,243         1,802       180,225        5,062     175,163  $3,115,865
Unit Buyback............................      --           --            --            --            1,911      (1,911)   (139,268)
Distributions to Partners...............      --           --            --            --           --          --      (1,222,251)
Net Income..............................      --           --            --            --           --          --       1,014,905
                                          -----------  -----------        -----    -----------       -----   ---------  ----------
Balance, December 31, 1997..............     144,180       34,243         1,802       180,225        6,973     173,252  $2,769,251
Distributions to Partners...............      --           --            --            --           --          --      (1,134,695)
Net Income..............................      --           --            --            --           --          --       1,780,015
                                          -----------  -----------        -----    -----------       -----   ---------  ----------
Balance, December 31, 1998..............     144,180       34,243         1,802       180,225        6,973     173,252  $3,414,571
                                          -----------  -----------        -----    -----------       -----   ---------  ----------
                                          -----------  -----------        -----    -----------       -----   ---------  ----------


                                                       GENERAL
                                           CLASS B   PARTNERSHIP    TOTAL
                                          ---------  -----------  ----------
Balance, January 1, 1996................  $ 824,206   $  43,409   $4,323,402
Unit Buyback............................    (26,141)     (1,376)    (137,577)
Distributions to Partners...............   (227,954)    (11,997)  (1,199,757)
Net Income..............................    173,362       9,124      912,430
                                          ---------  -----------  ----------
Balance, December 31, 1996..............  $ 743,473   $  39,160   $3,898,498
Unit Buyback............................    (33,077)     (1,741)    (174,086)
Distributions to Partners...............   (290,284)    (15,278)  (1,527,813)
Net Income..............................    241,040      12,686    1,268,631
                                          ---------  -----------  ----------
Balance, December 31, 1997..............  $ 661,152   $  34,827   $3,465,230
Distributions to Partners...............   (269,490)    (14,184)  (1,418,369)
Net Income..............................    422,754      22,250    2,225,019
                                          ---------  -----------  ----------
Balance, December 31, 1998..............  $ 814,416   $  42,893   $4,271,880
                                          ---------  -----------  ----------
                                          ---------  -----------  ----------

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Cash Flows from Operating Activities
  Net income.........................................................  $   2,225,019  $   1,268,631  $     912,430
                                                                       -------------  -------------  -------------
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization....................................      3,338,924      3,239,186      3,055,786
    (Income) loss from investments in partnerships and joint
      venture........................................................        (16,714)        10,584        (12,294)
    Unrealized appreciation on short-term investments................        (56,143)       (37,296)      --
    Decrease (Increase) in rents receivable..........................         94,436         83,895         (3,836)
    (Increase) in financing and leasing fees.........................        (48,757)       (20,524)       (53,449)
    (Decrease) Increase in accounts payable..........................        (35,005)       218,804       (120,239)
    Decrease (Increase) in real estate tax escrows...................         31,861        (67,479)        35,711
    (Increase) Decrease in prepaid expenses and other assets.........       (196,167)       181,867        237,235
    Increase in advance rental payments and security deposits........        121,225        154,706        116,650
                                                                       -------------  -------------  -------------
    Total Adjustments................................................      3,233,660      3,763,743      3,255,564
                                                                       -------------  -------------  -------------
      Net cash provided by operating activities......................      5,458,679      5,032,374      4,167,994
                                                                       -------------  -------------  -------------
Cash Flows from Investing Activities
  Distribution from joint venture....................................         33,271          7,684         48,549
  Purchase and improvement of rental properties......................     (2,323,710)    (2,164,204)    (3,218,539)
  Maturity of short-term investments.................................      1,415,171         51,528       --
  Purchase of short-term investments.................................     (2,363,972)    (2,018,133)        (2,651)
                                                                       -------------  -------------  -------------
      Net cash (used in) investing activities........................     (3,239,240)    (4,123,125)    (3,172,641)
                                                                       -------------  -------------  -------------
Cash Flows from Financing Activities
  Principal payments and early repayment of mortgages payable........       (634,269)      (581,678)      (533,538)
  Distributions to partners..........................................     (1,418,369)    (1,527,813)    (1,199,757)
  Purchase of treasury units.........................................       --             (174,086)      (137,577)
                                                                       -------------  -------------  -------------
      Net cash (used in) financing activities........................     (2,052,638)    (2,283,577)    (1,870,872)
                                                                       -------------  -------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents.................        166,801     (1,374,328)      (875,519)
Cash and Cash Equivalents, Beginning.................................        456,277      1,830,605      2,706,124
                                                                       -------------  -------------  -------------
Cash and Cash Equivalents, Ending....................................  $     623,078  $     456,277  $   1,830,605
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

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

    SHORT-TERM INVESTMENTS: The Partnership accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Partnerships consider short term investments to be mutual funds and bank

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value with unrealized holding gains or losses reflected in earnings.

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1998, 1997, or 1996. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in state and municipal securities. At December 31, 1998, approximately $300,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

    ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $96,224, $123,215, and $125,195 in 1998, 1997 and 1996,
respectively.

NOTE 2--RENTAL PROPERTIES

    Rental properties consist of the following:

                                                          DECEMBER 31,
                                                  ----------------------------     USEFUL
                                                      1998           1997           LIFE
                                                  -------------  -------------  -------------
Land............................................  $   9,710,733  $   9,710,733       --
Buildings.......................................     43,627,173     43,627,173    25-31 years
Building improvements...........................     12,610,196     11,351,613    15-31 years
Kitchen cabinets................................      1,138,588      1,029,671     5-10 years
Carpets.........................................      1,176,261      1,028,065     5-10 years
Air conditioning................................        281,776        251,950     7-10 years
Land improvements...............................        684,850        623,453    10-31 years
Laundry equipment...............................         58,081         62,899      5-7 years
Elevators.......................................         57,952         45,592       20 years
Swimming pools..................................         42,450         42,450       10 years
Equipment.......................................        649,370        471,263      5-7 years
Motor vehicles..................................         65,926         65,926        5 years
Fences..........................................         18,624         20,785     5-10 years
Furniture and fixtures..........................        390,209        255,033      5-7 years
Smoke alarms....................................         17,817         10,706      5-7 years
                                                  -------------  -------------  -------------
                                                     70,530,006     68,597,312
Less accumulated depreciation...................     19,661,624     17,021,970
                                                  -------------  -------------
                                                  $  50,868,382  $  51,575,342
                                                  -------------  -------------
                                                  -------------  -------------

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)

    Real estate and accumulated depreciation as of December 31, 1998 is:

                                                                                                          GROSS
                                                                                                        AMOUNT AT
                                                                                                          WHICH
                                                                                           COST         CARRIED AT
                                                              INITIAL COST TO          CAPITALIZED       CLOSE OF
                                                              PARTNERSHIPS(1)         SUBSEQUENT TO       PERIOD
                                                         -------------------------   ACQUISITION (2)    ----------
                                       ENCUMBRANCES                  BUILDINGS AND   ----------------
                                     (FIRST MORTGAGES)      LAND     IMPROVEMENTS      IMPROVEMENTS        LAND
                                     -----------------   ----------  -------------   ----------------   ----------

Condominium Units..................     $         0      $   33,746   $    311,527     $       37,078   $   33,746
Residential Units
Massachusetts

Westgate Woburn....................       6,716,975         461,300      2,424,636          4,433,029      461,300
Residential Apartments
Woburn, Massachusetts

Coach L.P..........................       1,158,237         140,600        445,791            477,807      140,600
Residential Apartments
Acton, Massachusetts

Avon Street Apartments L.P.........       1,734,243          62,700        837,318            342,189       62,700
Residential Apartments
Malden, Massachusetts

Middlesex Apartments L.P...........       1,070,500          37,700        161,012            216,442       37,700
Residential Apartments
Newton, Massachusetts

Clovelly Apartments L.P............       2,026,690         177,610      1,478,359            438,487      177,610
Residential Apartments
Nashua, New Hampshire

Nashoba Apartments L.P.............       1,058,792          79,650        284,548            644,889       79,650
Residential Apartments
Acton, Massachusetts

River Drive L.P....................       1,502,046          72,525        587,777          1,017,042       72,525
Residential Apartments
Danvers, Massachusetts

Executive Apartments L.P...........       1,740,023          91,400        740,360            836,154       91,400
Residential Apartments
Framingham, Massachusetts

Willard Apartments L.P.............         285,058          15,825         63,477            135,129       15,825
Residential Apartments
Quincy, Massachusetts

Olde English Apartments L.P........       1,365,217          46,181        878,323            345,805       46,181
Residential Apartments
Lowell, Massachusetts

Oak Ridge Apartments L.P...........       2,043,011         135,300        406,544          1,041,322      135,300
Residential Apartments
Foxboro, Massachusetts

Commonwealth 1137 L.P..............       1,231,350         342,000      1,367,669            257,320      342,000
Residential Apartments
Boston, Massachusetts

Commonwealth 1144 L.P..............       5,144,734       1,410,000      5,664,816            579,948    1,410,000
Residential Apartments Boston,
Massachusetts

Boylston Downtown L.P..............       7,561,258       2,112,000      8,593,111            974,528    2,112,000
Residential Apartments
Boston, Massachusetts

North Beacon 140 L.P...............       3,378,516         936,000      3,762,013            549,418      936,000
Residential Units
Boston, Massachusetts

                                     BUILDINGS AND                   ACCUMULATED         DATE
                                     IMPROVEMENTS      TOTALS     DEPRECIATION (3)     ACQUIRED
                                     -------------   -----------  -----------------   ----------
Condominium Units..................   $    348,605   $   382,351     $   263,406         Various
Residential Units
Massachusetts
Westgate Woburn....................      6,857,665     7,318,965       3,641,898      Sept. 1977
Residential Apartments
Woburn, Massachusetts
Coach L.P..........................        923,598     1,064,198         603,619      Sept. 1977
Residential Apartments
Acton, Massachusetts
Avon Street Apartments L.P.........      1,179,507     1,242,207         827,747      Sept. 1977
Residential Apartments
Malden, Massachusetts
Middlesex Apartments L.P...........        377,454       415,154         173,752      Sept. 1977
Residential Apartments
Newton, Massachusetts
Clovelly Apartments L.P............      1,916,846     2,094,456       1,381,995      Sept. 1977
Residential Apartments
Nashua, New Hampshire
Nashoba Apartments L.P.............        929,437     1,009,087         481,577      Sept. 1977
Residential Apartments
Acton, Massachusetts
River Drive L.P....................      1,604,819     1,677,344         871,429      Sept. 1977
Residential Apartments
Danvers, Massachusetts
Executive Apartments L.P...........      1,576,514     1,667,914       1,059,197      Sept. 1977
Residential Apartments
Framingham, Massachusetts
Willard Apartments L.P.............        198,606       214,431          91,822      Sept. 1977
Residential Apartments
Quincy, Massachusetts
Olde English Apartments L.P........      1,224,128     1,270,309         846,118      Sept. 1977
Residential Apartments
Lowell, Massachusetts
Oak Ridge Apartments L.P...........      1,447,866     1,583,166         711,135      Sept. 1977
Residential Apartments
Foxboro, Massachusetts
Commonwealth 1137 L.P..............      1,624,989     1,966,989         257,585       July 1995
Residential Apartments
Boston, Massachusetts
Commonwealth 1144 L.P..............      6,244,764     7,654,764         915,751       July 1995
Residential Apartments Boston,
Massachusetts
Boylston Downtown L.P..............      9,567,639    11,679,639       1,402,249       July 1995
Residential Apartments
Boston, Massachusetts
North Beacon 140 L.P...............      4,311,431     5,247,431         644,523       July 1995
Residential Units
Boston, Massachusetts

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)

                                                                                                          GROSS
                                                                                                        AMOUNT AT
                                                                                                          WHICH
                                                                                           COST         CARRIED AT
                                                              INITIAL COST TO          CAPITALIZED       CLOSE OF
                                                              PARTNERSHIPS(1)         SUBSEQUENT TO       PERIOD
                                                         -------------------------   ACQUISITION (2)    ----------
                                       ENCUMBRANCES                  BUILDINGS AND   ----------------
                                     (FIRST MORTGAGES)      LAND     IMPROVEMENTS      IMPROVEMENTS        LAND
                                     -----------------   ----------  -------------   ----------------   ----------
Redwood Hills L.P..................       4,451,138       1,200,000      4,810,604            840,578    1,200,000
Residential Units
Worcester, Massachusetts

East Hampton L.P...................       1,371,635         394,011      1,182,031          1,268,729      394,011
Strip Shopping Mall
East Hampton, Connecticut

Timpany Plaza L.P..................       3,408,345         378,125      4,729,978            367,328      378,125
Shopping Mall
Gardner, Massachusetts

Lewiston Mall L.P. (4).............       2,803,488       1,043,059      3,694,731            468,455    1,043,059
Shopping Mall
Lewiston, Maine

Linhart L.P........................       1,271,296         385,000      1,540,000            768,049      385,000
Residential/Commercial
Newton, Massachusetts

Highland Street Apartments, L.P....               0         156,000        634,085            180,837      156,000
Residential Apartments
Lowell, Massachusetts
                                     -----------------   ----------  -------------   ----------------   ----------

                                        $51,322,552      $9,710,732   $ 44,598,710     $   16,220,564   $9,710,732
                                     -----------------   ----------  -------------   ----------------   ----------
                                     -----------------   ----------  -------------   ----------------   ----------


                                     BUILDINGS AND                   ACCUMULATED         DATE
                                     IMPROVEMENTS      TOTALS     DEPRECIATION (3)     ACQUIRED
                                     -------------   -----------  -----------------   ----------
Redwood Hills L.P..................      5,651,182     6,851,182         863,344       July 1995
Residential Units
Worcester, Massachusetts
East Hampton L.P...................      2,450,760     2,844,771         858,992      Sept. 1984
Strip Shopping Mall
East Hampton, Connecticut
Timpany Plaza L.P..................      5,097,306     5,475,431       2,585,848      Sept. 1985
Shopping Mall
Gardner, Massachusetts
Lewiston Mall L.P. (4).............      4,163,186     5,206,245         730,650       Feb. 1989
Shopping Mall
Lewiston, Maine
Linhart L.P........................      2,308,049     2,693,049         342,825       Jan. 1995
Residential/Commercial
Newton, Massachusetts
Highland Street Apartments, L.P....        814,922       970,922         106,162       Dec. 1996
Residential Apartments
Lowell, Massachusetts
                                     -------------   -----------  -----------------
                                      $ 60,819,274   $70,530,006     $19,661,624
                                     -------------   -----------  -----------------
                                     -------------   -----------  -----------------

------------------------------
(1) The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2) Net of retirements, which are not significant.
(3) In 1998, rental properties were depreciated over the following estimated useful lives:

Assets                                                                 Life
Buildings and Improvements                                         10-31 years
Other Categories of Assets                                          5-10 years

(4) Initial costs and carrying values are net of $3,250,000 impairment loss.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)

    A reconciliation of rental properties and accumulated depreciation is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Rental Properties
  Balance, Beginning................................................  $  68,597,312  $  67,429,200  $  65,052,299
  Additions
    Buildings, improvements, and other assets.......................      2,323,710      2,164,204      3,218,539
                                                                      -------------  -------------  -------------
                                                                         70,921,022     69,593,404     68,270,838
  Deduct:
    Write-off of retired or disposed assets.........................        391,016        996,092        841,638
                                                                      -------------  -------------  -------------
  Balance, Ending...................................................  $  70,530,006  $  68,597,312  $  67,429,200
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Accumulated Depreciation
  Balance, Beginning................................................  $  17,021,970  $  15,135,219  $  13,364,030
  Add:
    Depreciation for the year.......................................      3,030,670      2,882,843      2,612,827
                                                                      -------------  -------------  -------------
                                                                         20,052,640     18,018,062     15,976,857
  Deduct:
    Accumulated depreciation of retired or disposed assets..........        391,016        996,092        841,638
                                                                      -------------  -------------  -------------
  Balance, Ending...................................................  $  19,661,624  $  17,021,970  $  15,135,219
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

NOTE 3--RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $749,302, $715,086, and $677,066 in 1998, 1997, and 1996, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in 1998, 1997, and 1996.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. In 1998, 1997, and 1996 approximately $671,000, $751,000, and $511,000 was charged to NERA for legal, construction, maintenance, rental and architectural services, and supervision of capital improvements. Approximately $244,000, $295,000, and $232,000 was capitalized in 1998, 1997 and 1996 in rental properties. Included in the 1998 expenses referred to above, approximately $219,000 is recorded in repairs and maintenance, $173,000 in administrative expense, and $35,000 in renting expense. Included in the 1997 expenses referred to above, approximately $235,000 is recorded in repairs and maintenance, $165,000 in administrative expense, and $47,000 in renting expense. Included in the 1996 expenses referred to above, approximately $115,000 is recorded in repairs and maintenance expenses, approximately $147,000 in administrative expenses, and approximately $17,000 in renting expense. Additionally in 1998, 1997 and 1996, the Partnership paid to the management company $60,000, $50,000, and $50,000, respectively for accounting

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED) services previously provided by an outside company. Included in accounts payable and accrued expenses at December 31, 1998, 1997, and 1996 is $115,271, $106,980
and $90,793, due to the management company. The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1998, 1997, or 1996.

    In 1996, an unrelated individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $31,200 and $30,600 and $28,800 in 1998, 1997, and 1996,
respectively.

    Included in prepaid expenses and other assets were amounts due from related parties of $534,357 and $487,321 at December 31, 1998 and 1997 respectively, representing Massachusetts tenant security and prepaid rent deposits, which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    Also included in prepaid expenses and other assets at December 31, 1997 is an insurance reserve account funded by the Partnerships and held by the management company. The insurance reserve includes funds from other properties which are also owned by the related parties. The balance in the reserve was $155,072 at December 31, 1997. These funds were no longer held by the management company at December 31, 1998.

    See Note 10 for rental arrangements with the Timpany Plaza joint venture. As described in Note 4, the Partnership had interests in certain entities in which the majority shareholder of the General Partner is also involved.

NOTE 4--OTHER ASSETS

    Short-term investments are considered to be trading securities per FAS 115 and are carried on the balance sheet at their fair value. At December 31, 1998, mutual funds with a cost of $3,004,230 were recorded at their fair value of $3,060,373. At December 31, 1997, a mutual fund with a cost of $2,018,134 was recorded at its fair value of $2,055,429. The unrealized gains of $56,143 and $37,296 are included in other income in 1998, and 1997, respectively.

    Included in prepaid expenses and other assets at December 31, 1998 and 1997, is approximately $567,000 and $389,000 respectively held in escrow to pay future capital improvements (See Note 5).

    The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $58,910 and $75,467 at December 31, 1998 and December 31, 1997 respectively. In 1998, the Partnership disposed of a 10% ownership interest in a real estate partnership accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships have not been recorded as the Partnership is not liable for such amounts. This sale did not result in any proceeds to the Partnership. The majority shareholder of the General Partner was also the majority owner of this partnership. In 1996, $18,360 is recorded in other income for the amount received from the disposition of investment partnerships that had previously been reduced to a carrying value of zero.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5--MORTGAGES PAYABLE

    At December 31, 1998 and 1997, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2, with interest ranging from 8.25% to 10.99%, payable in monthly installments currently aggregating approximately $431,000 including interest, to various dates through 2005. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

    Approximate annual maturities are as follows:

1999--current maturities.......................................  $  729,000
2000...........................................................     791,000
2001...........................................................     859,000
2002...........................................................     933,000
2003...........................................................   1,013,000
Thereafter.....................................................  46,998,000
                                                                 ----------
                                                                 $51,323,000
                                                                 ----------
                                                                 ----------

    See Note 14 regarding the subsequent refinancing of the mortgage on the Westgate apartments, which is reflected in the above maturity table.

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

    The Partnership declared distributions of $8.20 per unit in 1998, and $8.80 per unit in 1997, and $6.80 per unit in 1996. The 1997 distribution included a special dividend of $1.00 per unit paid in March 1997 (see note 13). In February 1999, the Partnership declared a regular semi-annual dividend of $4.60 and a special dividend of $3.50 per unit.

    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 7--PARTNERS' CAPITAL (CONTINUED)
have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                    1998        1997       1996
                                                                 -----------  ---------  ---------
Net Income per Depositary Receipt..............................  $      1.28  $     .73  $     .52
                                                                 -----------  ---------  ---------
                                                                 -----------  ---------  ---------

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

    In addition, 363 Class B and 19 General Partnership units were purchased in 1997 for a total cost of $34,819 and 378 Class B and 20 General Partnership units were purchased in 1996 for a total cost of $27,517 to maintain the required ownership percentage (see Note 7).

    Treasury units at December 31, 1998 are as follows:

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10--RENTAL INCOME

    In 1998, approximately 86% of rental income is related to residential apartments and condominium units with leases of one year or less. The remaining 14% is related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                       COMMERCIAL
                                                        PROPERTY
                                                         LEASES     LAND LEASES      TOTAL
                                                      ------------  ------------  ------------
1999................................................  $  1,559,000  $    130,000  $  1,689,000
2000................................................     1,324,000       150,000     1,474,000
2001................................................     1,085,000       150,000     1,235,000
2002................................................       938,000       150,000     1,088,000
2003................................................       766,000       150,000       916,000
Thereafter..........................................     1,510,000       950,000     2,460,000
                                                      ------------  ------------  ------------
                                                      $  7,182,000  $  1,680,000  $  8,862,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years, increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at December 31, 1998 and 1997 is $167,500 and $171,000, respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

    Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income for the year ended 1998 was $16,714, compared to a loss of $10,584 for the year ended December 31, 1997 and income of $12,294 for the year ended December 31, 1996. The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $731,000, $847,000 and $927,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

    Rents receivable are net of allowances for doubtful accounts of $135,559 and $124,887 at December 31, 1998 and 1997, respectively.

NOTE 11--CASH FLOW INFORMATION

    During the years ended December 31, 1998, 1997, and 1996, cash paid for interest was $4,543,330, $4,595,922, and $4,644,058, respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 13--TAXABLE INCOME AND TAX BASIS

    Taxable income reportable by the Partners is different than financial statement income because of accelerated depreciation, different tax lives for some properties, impairment losses, and the inclusion for tax purposes of profits and losses realized on equity investments. Taxable income for 1998 is approximately $800,000 greater than financial statement income. In February 1999, the Partnership declared a special $3.50 per Partnership Unit ($.35 dividend per Receipt) payable March 31, 1999 to assist partners with any tax consequences arising from the reportability, for tax purposes, of gains of approximately $664,000 from the disposition of an equity investment. Cumulative tax basis at December 31, 1998 is approximately $1,500,000 greater than the financial statement basis.

NOTE 14--SUBSEQUENT EVENTS

    On March 24, 1999, the Partnership refinanced the outstanding mortgage of approximately $6,700,000 maturing in 2000, on the Westgate apartments. The new 15 year mortgage is for $12,000,000 at a 7.07% interest rate with an amortization schedule of 25 years. This refinancing is reflected in the mortgage maturity schedule in Note 5.

    In December 1998, the Partnership entered into an agreement to sell the Willard Street apartments located in Quincy, Massachusetts for $850,000. The purchaser is to pay $85,000 in cash, assume the existing mortgage of approximately $285,000, and give to the Partnership a mortgage note for the remaining $480,000. This 7.5% mortgage note is to be collateralized by other real estate owned by the purchaser and matures at the earlier of the refinancing of the purchased property or July 31, 2005, the maturity date of the assumed mortgage. At March 24, 1999, the holder of the outstanding mortgage has not approved the assignment to the purchaser.

    In March 1999, the Partnership entered into an agreement to purchase a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price is $8,200,000. The Partnership will assume an 8% mortgage on the property of approximately $5,200,000, maturing in 2016, and the balance of $3,000,000 will be funded from the Partnership's cash reserves. The Partnership plans to close on the property in June 1999. This purchase is conditional on the assignment of the existing mortgage, which has not been obtained as of March 24, 1999.

NOTE 15--QUARTERLY FINANCIAL DATA

                                                                   THREE MONTHS ENDED,
                                          ----------------------------------------------------------------------
                                           MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                              1998          1998          1998           1998          TOTAL
                                          ------------  ------------  -------------  ------------  -------------
                                                                       (UNAUDITED)
Revenues................................  $  4,581,114  $  4,586,024   $ 4,615,993    $4,664,319   $  18,447,450
Expenses................................     4,166,214     4,084,532     4,105,522     4,105,455      16,461,723
                                          ------------  ------------  -------------  ------------  -------------
Income from Operations..................       414,900       501,492       510,471       558,864       1,985,727
Other Income............................        28,808        48,624       141,037        20,823         239,292
                                          ------------  ------------  -------------  ------------  -------------
Net Income..............................  $    443,708  $    550,116   $   651,508    $  579,687   $   2,225,019
                                          ------------  ------------  -------------  ------------  -------------
                                          ------------  ------------  -------------  ------------  -------------
Net Income per Unit.....................  $       2.56  $       3.18   $      3.76    $     3.34   $       12.84
Net Income per Depositary Receipt.......  $        .26  $        .32   $       .37    $      .33   $        1.28

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 15--QUARTERLY FINANCIAL DATA (CONTINUED)

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