Form 10-Q
period 1999-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1999-05-17
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                --------------


                                  FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     X        No
                                                   ------------    -----------

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                           Page No.

Item 1.           Financial Statements.

                  Balance Sheets - March 31, 1999
                  and March 31, 1998                                                           1

                  Statements of Operations - Three Months
                  Ended March 31, 1999
                  and March 31, 1998                                                           2

                  Statements of Cash Flows - Three Months
                  Ended March 31, 1999 and                                                     3
                  March 31, 1998

                  Notes to Financial Statements                                                5


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                  12


                           PART II - OTHER INFORMATION

Item 5.           Other Information



SIGNATURES                                                                                    18


NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,           DECEMBER 31,
                                                                             1999                   1998
                                                                       --------------          --------------
                                                                         (Unaudited)
ASSETS
Rental Properties                                                       $ 50,444,306            $ 50,868,382
Cash and Cash Equivalents                                                    679,258                 623,078
Short-term Investments                                                     7,518,108               3,060,373
Rents Receivable                                                             449,540                 509,914
Real Estate Tax Escrows                                                      451,859                 538,852
Prepaid Expenses and Other Assets                                          2,174,538               1,710,537
Investment in Joint Venture                                                   50,741                  58,910
Financing and Leasing Fees                                                 1,149,215               1,036,058
                                                                       --------------          --------------
     TOTAL ASSETS                                                       $ 62,917,565            $ 58,406,104
                                                                       --------------          --------------
                                                                       --------------          --------------

LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                                         56,453,664            $ 51,322,552
Accounts Payable and Accrued Expenses                                        931,999                 868,425
Advance Rental Payments and Security Deposits                              2,146,028               1,943,247
                                                                       --------------          --------------
     Total Liabilities                                                    59,531,691              54,134,224

Commitments and Contingent Liabilities (Note 8)

Partners'  Capital
     173,252 units outstanding in 1999 and 1998
                                                                           3,385,874               4,271,880
                                                                       --------------          --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $ 62,917,565            $ 58,406,104
                                                                       --------------          --------------
                                                                       --------------          --------------

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                    (UNAUDITED)
                                               1999             1998
                                           -----------      -----------
REVENUES:
 Rental income                             $ 4,778,198      $ 4,536,190
 Laundry and sundry income                      30,034           44,924
                                           -----------      -----------
                                             4,808,232        4,581,114
                                           -----------      -----------
Expenses:
 Administrative                                289,924          299,897
 Depreciation and amortization                 854,492          796,023
 Interest                                    1,162,835        1,156,258
 Management Fees                               206,780          194,096
 Operating                                     656,563          639,863
 Renting                                        51,754           40,090
 Repairs and Maintenance                       560,311          542,842
 Taxes and Insurance                           510,722          497,145
                                           -----------      -----------
                                             4,293,381        4,166,214
                                           -----------      -----------
Income from Operations                         514,851          414,900
                                           -----------      -----------
Other Income(Loss)
 Interest income                                58,322           38,407
 Income(Loss) from investment in
   partnership and joint venture                 4,931           (3,122)
 Unrealized depreciation in investment         (63,035)          (6,477)
                                           -----------      -----------
                                                   218           28,808
                                           -----------      -----------
Net Income                                 $   515,069      $   443,708
                                           -----------      -----------
                                           -----------      -----------
Net Income per Unit                        $      2.97      $      2.56
                                           -----------      -----------
                                           -----------      -----------
Weighted Average Number
   of Units Outstanding                        173,252          173,252
                                           -----------      -----------
                                           -----------      -----------

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                   MARCH, 31,
                                                                                  (UNAUDITED)
                                                                              1999             1998
                                                                          -----------      -----------
Cash Flows from Operating Activities
   Net Income                                                             $   515,069      $   443,708
                                                                          -----------      -----------
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                               854,492          796,023
  (Income) loss from investments in partnerships and joint venture             (4,931)           3,122
  Unrealized depreciation on short-term investments                            63,035             --
  Decrease in rents receivable                                                 60,374           60,131
  (Increase) in financing and leasing fees                                   (200,082)          (4,829)
  Increase(Decrease) in accounts payable                                       63,566          (65,662)
  Decrease in real estate tax escrow                                           86,993            4,783
  (Increase) in prepaid expenses and other assets                            (464,001)         (31,867)
  Increase in advance rental payments and security deposits                   202,781           23,711
                                                                          -----------      -----------
  Total Adjustments                                                           662,227          785,412
                                                                          -----------      -----------
  Net cash provided by operating activities                                 1,177,296        1,229,120

Cash Flows from Investing Activities                                           13,101             --
  Distribution from joint venture                                            (343,483)            --
  Purchase and improvement of rental properties                                  --           (584,310)
  Maturity of short-term investments                                       (4,520,770)         391,982

                                                                          -----------      -----------
  Net cash  (used in ) investing activities                                (4,851,152)        (192,328)
                                                                          -----------      -----------
Cash Flows from Financing Activities
  Principal payments and early repayment of mortgages payable                (151,916)        (153,455)
  Distributions to partners                                                (1,401,073)        (709,185)
  Proceeds from the refinancing                                             5,283,025             --
                                                                          -----------      -----------
  Net cash provided by (used in) financing activities                       3,730,036         (862,640)
                                                                          -----------      -----------
Net Increase in Cash and Cash Equivalents                                      56,180          174,152
Cash and Cash Equivalents, Beginning                                          623,078          456,277
                                                                          -----------      -----------
Cash and Cash Equivalents, Ending                                         $   679,258      $   630,429
                                                                          -----------      -----------
                                                                          -----------      -----------

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                         Units
                            ----------------------------------------------------------------
                                            Limited              General
                            ------------------------------     Partnership
                               Class A          Class B           Class C          Total
                            -------------    -------------    -------------    -------------

Balance, January 1, 1998     $ 2,769,251      $   661,152      $    34,827      $ 3,465,230

Distribution to Partners        (567,348)        (134,745)          (7,092)        (709,185)

Net Income                       354,966           84,304            4,438          443,708
                             -----------      -----------      -----------      -----------
Balance, March 31, 1998      $ 2,556,869      $   610,711      $    32,173      $ 3,199,753
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------
Units authorized and
   issued, net of 6,973
  Treasury Units at
  March 31, 1998                 138,602           32,918            1,732          173,252
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------

Balance, January 1, 1999     $ 3,414,571      $   814,416      $    42,893      $ 4,271,880

Distribution to Partners      (1,120,858)        (266,204)         (14,011)      (1,401,073)

Net Income                       412,054           97,863            5,150          515,067
                             -----------      -----------      -----------      -----------
Balance, March 31, 1999      $ 2,705,767      $   646,075      $    34,032      $ 3,385,874
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------

Units authorized and
  issued, net of 6,973
  Treasury Units at
  March 31, 1999                 138,602           32,918            1,732          173,252
                             -----------      -----------      -----------      -----------
                             -----------      -----------      -----------      -----------

See notes to consolidated financial statements

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

SHORT-TERM INVESTMENTS: The Partnership accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Partnerships consider short term investments to be mutual funds and bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value with unrealized holding gains or losses reflected in earnings.

CONCENTRATION OF CREDIT RISKS; FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1999 or 1998. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At March 31, 1999, approximately $400,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $15,338 and $14,503 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                                                         MARCH 31,         DECEMBER 31,           USEFUL
                                                            1999              1998                 LIFE
                                                      --------------     --------------      ----------------
Land                                                     $9,710,733         $9,710,733

Buildings                                                43,627,173         43,627,173          25-31 years
Building improvements                                    12,826,305         12,610,196          15-31 years
Kitchen cabinets                                          1,180,868          1,138,588           5-10 years
Carpets                                                   1,214,649          1,176,261           5-10 years
Air conditioning                                            281,776            281,776           7-10 years
Land improvements                                           685,707            684,850          10-31 years
Laundry equipment                                            58,081             58,081            5-7 years
Elevators                                                    69,361             57,952             20 years
Swimming pools                                               42,450             42,450             10 years
Equipment                                                   680,140            649,370            5-7 years
Motor vehicles                                               65,926             65,926              5 years
Fences                                                       18,624             18,624           5-10 years
Furniture and fixtures                                      393,293            390,209            5-7 years
Smoke alarms                                                 18,409             17,817            5-7 years
                                                      --------------     --------------
                                                         70,873,495         70,530,006
Less accumulated depreciation                            20,429,189         19,661,624
                                                      --------------     --------------
                                                        $50,444,306        $50,868,382
                                                      --------------     --------------
                                                      --------------     --------------

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $206,780 and $194,096 for the three months ended March 31, 1999 and 1998, respectively. Advance rental payments and security deposits are held in escrow by the management company (see
Note 6). The management company also receives a mortgagee servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in the three months ended March 31, 1999 and the year ended December 31, 1998.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors that otherwise would be charged by third party vendors) to NERA. During the three months ended March 31, 1999 and 1998, approximately $132,000 and $124,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $36,000 and $44,000 was capitalized during the three months ended March 31, 1999 and 1998 in leasehold improvements. Included in the 1999 expenses referred to above, approximately $56,000 is recorded in repairs and maintenance, and $38,000 in administrative expense. Included in the 1998 expenses referred to above, approximately $41,000 is recorded in repairs and maintenance, and approximately $39,000 is included in administrative expenses. Additionally in each of the quarters ended March 31, 1999 and 1998 the Partnership paid to the management company $16,250 and $15,000 respectively for accounting services previously provided by an outside company. The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1999 or 1998.

In 1996, an individual that performed asset management consulting services to NERA and the management company was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $7,650 during the three months ended March 31, 1999 and $31,200 during the year ended December 31, 1998.

Included in prepaid expenses and other assets were amounts due from related parties of $571,497 at March 31, 1999 and $534,357 at December 31, 1998
representing Massachusetts tenant security and prepaid rent deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

See Note 9 for rental arrangements with Timpany Plaza joint venture. As described in Note 4, the Partnership had interests in certain entities in which the majority shareholder of the General Partner is also involved.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 4--OTHER ASSETS

Short-term investments are considered to be trading securities per FAS 115 and are carried on the balance sheet at their fair value. At March 31, 1999, mutual funds with a cost of $7,581,143 was recorded at its market value of $7,518,108. At March 31, 1998, a mutual fund with a cost of $1,669,924 was recorded at its market value of $1,663,447. The unrealized (loss) of ($63,035) and ($6,477 ) is included in other income (loss) at March 31, 1999 and 1998 respectively.

Included in prepaid expenses and other assets at March 31, 1999 and December 31, 1998, is approximately $658,000 and $567,000 respectively held in escrow to pay future capital improvements (See Note 5).

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $50,741 and $58,910 at March 31, 1999 and December 31, 1998 respectively. In 1998, the Partnership disposed of a 10% ownership interest in a real estate partnership which had been accounted for by the equity method and which had been reduced to a carrying value of zero. Losses in excess of cost in limited partnerships had not been recorded as the Partnership is not liable for such amounts. This sale did not result in any proceeds to the Partnership. The majority shareholder of the General Partner was also the majority owner of this partnership. As a result of the disposition of this Limited Partnership interest, each of the limited partners will recognize income in an amount equal to their proportionate share of Partnership's losses in excess of such limited partner's tax basis.

NOTE 5--MORTGAGES PAYABLE

At March 31, 1999 and December 31, 1998, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 1999 the interest rate on these loans ranged from 7.07% to 9.25% payable in monthly installments aggregating approximately $450,000 including interest, to various dates through 2014. Although the loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

2000--current maturities                  $   822,000
2001                                          891,000
2002                                          968,000
2003                                        1,050,000
2004                                        1,138,000
Thereafter                                 51,584,000
                                        ---------------
                                          $56,453,000
                                        ---------------
                                        ---------------

In March 1999, the Partnership refinanced the outstanding mortgage of approximately $6,700,000 maturing in 2000, on the Westgate apartments. The new 15 year mortgage is for $12,000,000 at a 7.07% interest rate with an amortization schedule of 25 years. This refinancing is reflected in the above maturity schedule.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

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

In March 1999, the Partnership declared a regular semi-annual dividend of $4.60 and a special dividend of $3.50 per unit. In March 1998, the Partnership declared a regular semi-annual dividend of $4.10 per unit.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                  Three Months Ended
                                                        MARCH 31,
                                              ----------------------------
                                                 1999               1998
                                              ---------          ---------
Net Income per Depositary Receipt               $ .28              $ .26
                                              ---------          ---------
                                              ---------          ---------


NOTE 8--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 9--RENTAL INCOME

During the three months ended March 31, 1999, approximately 85% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 15% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                               COMMERCIAL
                                 PROPERTY
                                  LEASES                LAND LEASES               TOTAL
                              --------------          --------------         --------------
2000                            $1,597,000              $  130,000             $1,727,000
2001                             1,530,000                 150,000              1,680,000
2002                             1,136,000                 150,000              1,286,000
2003                               962,000                 150,000              1,112,000
2004                               813,000                 150,000                963,000
Thereafter                       1,610,000                 913,000              2,523,000
                              --------------          --------------         --------------
                                $7,648,000              $1,643,000             $9,291,000
                              --------------          --------------         --------------
                              --------------          --------------         --------------

In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at March 31, 1999 and December 1998 is $201,875 and $167,500 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income (loss) is $4,931 and ($3,122) for the three months ended March 31, 1999 and 1998 respectively. The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $256,000 and $271,000 for the three months ended March 31, 1999 and 1998 respectively.

Rents receivable are net of allowances for doubtful accounts of $57,584 at March 31, 1999 and $135,559 at December 31, 1998.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10--CASH FLOW INFORMATION

During the three months ended March 31, 1999 and 1998, cash paid for interest was $1,143,250 and $1,140,943 respectively.


NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.


NOTE 12--SUBSEQUENT EVENT

On April 30, 1999, the Partnership sold the Willard Street apartments located in Quincy, Massachusetts for $850,000. The purchaser paid $85,000 in cash, assumed the existing mortgage of approximately $285,000 and gave to the Partnership a mortgage note for the remaining $480,000. This 7.5% mortgage note is collateralized by other real estate owned by the purchaser and matures at the earlier of the refinancing of the purchased property or July 31, 2005, the maturity date of the assumed mortgage.

In March 1999, the Partnership entered into an agreement to purchase a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price is $8,200,000. The Partnership will assume an 8% mortgage on the property of approximately $5,200,000, maturing in 2016 and the balance of $3,000,000 will be funded from the Partnership's cash reserves. The Partnership plans to close on the property in June 1999. This purchase is conditional on the assignment of the existing mortgage which has not been obtained as of May 12, 1999.

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $514,851 for the three months ended March 31, 1999 compared to $414,900 for the three months ended March 31, 1998 an increase of $99,951.

The rental activity is summarized as follows:

                                                     Occupancy Date
                                    April 29, 1999                      March 31, 1998
--------------------------------------------------------------------------------------
RESIDENTIAL
Units                                    1668                                 1668
Vacancies                                  25                                   30
Vacancy rate                              1.5%                                 1.7%

COMMERCIAL
Total square feet                     457,700                              457,700
Vacancy                                69,000                               92,000
Vacancy rate                               15%                                  20%
--------------------------------------------------------------------------------------
                                                Rental Income (in thousands)
                                         1999                                 1998
--------------------------------------------------------------------------------------

Total rents                            $4,778                                $4,536
Residential percentage                     85%                                   85%
Commercial percentage                      15%                                   15%
Contingent rentals                     $  271                                $  256

Rental income for the three months ended March 31, 1999 was approximately $4,778,000 compared to approximately $4,536,000 for the three months ended March 31, 1998 an increase of approximately $242,000 (5.3%). Rental income increased at the residential properties approximately $237,000 (6%), while rental income at the commercial properties remained relatively stable. The demand for residential rental property in the greater Boston area remains strong with an increase in rental rates of approximately 5% during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Vacancies at the residential properties have also decreased to 25 vacancies at April 29, 1999 compared to 30 at March 31, 1998. At the commercial properties, vacancies decreased during the first quarter of 1999, and there was little change in the commercial rental rates.

Expenses for the three months ended March 31, 1999 were approximately $4,293,000 compared to approximately $4,166,000 for the three months ended March 31, 1999, an increase of approximately $127,000. Interest expense increased $6,577 from $1,156,258 for the three months ended March 31, 1998 to $1,162,835 for the three months ended March 31, 1999. This increase is due to a higher level of debt due to the refinancing of the Westgate apartments in March 1999.

Management fees increased $12,684 from $194,096 for the three months ended March 31, 1998 to $206,780 for the three months ended March 31, 1999. This increase is due to the increase in rental income. Operating expenses increased $16,700 from $639,863 for the three months ended March 31, 1998 to $656,563 for the three months ended March 31, 1999. This increase is due to an increase in the costs of snow removal in 1999 compared to the same period in 1998. Renting expenses increased $11,665 from $40,090 for the three months ended March 31, 1998 to $51,754 for the three months ended March 31, 1999. This increase is due to an increase in rental commissions due to a higher level of tenant turnover, as well as higher rental rates. Taxes and insurance increased $13,577 from $497,145 for the three months ended March 31, 1998 to $510,722 for the three months ended March 31, 1999. This increase is due to an increase in real estate taxes of approximately $22,000 offset by a decrease in insurance costs of approximately $9,000. Real estate taxes increased at most of the partnership properties with the most significant increase, $12,825 at the Westgate Apartments. The Partnership has filed for an abatement for the taxes paid on behalf of Westgate. Insurance expenses have decreased due to a drop in the premiums due to fewer claims being made by the Partnership properties. Repairs and maintenance expenses increased $17,469 from $542,842 for the three months ended March 31, 1998 to $560,311 for the three months ended March 31, 1999. This increase is due to the ongoing repairs to Partnership properties.

Interest income was approximately $58,000 for the three months ended March 31, 1999 compared to approximately $38,000 for the three months ended March 31, 1999, an increase of approximately $20,000. This increase is due to an increase in the cash balance available for investment in 1999.

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

The Partnership's share of income for the three months ended March 31, 1999 in the joint venture at the Timpany Plaza Shopping Center was approximately $5,000 compared to a loss of approximately $3,000 for the three months ended March 31, 1998, a fluctuation of approximately $8,000. This increase in income at the joint venture is due to a rental rate increase from a significant tenant.

Included in other income (loss) during three months ended March 31, 1999 and 1998 is approximately $63,000 and $6,000 respectively in unrealized depreciation in the Partnership's short-term investment.

As a result of the changes discussed above, net income for the three months ended March 31, 1999 was approximately $515,000 compared to approximately $444,000 for the three months ended March 31, 1998, an increase of approximately $71,000.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 1999 and 1998 was the collection of rents and the refinancing of a Partnership property. The majority of cash and cash equivalents of approximately $679,000 at March 31, 1999 and approximately $623,000 at March 31, 1999 was held in an interest bearing account. The Partnership's short-term investments are approximately $7,518,000 at March 31, 1999 of which approximately $1,933,000 is invested in a Massachusetts Municipal Bond Fund and approximately $5,585,000 is invested in a U.S. Treasury Fund. At December 31, 1998 the Partnerships short-term investments are approximately $3,060,000, of which approximately $1,921,000 is invested in a Massachusetts Municipal Bond Fund and approximately $1,139,000 is invested in a U.S. Treasury Fund.

On April 30, 1999, the Partnership sold the Willard Street Apartments located in Quincy, Massachusetts. The sale price was $850,000. The buyer assumed the first mortgage of approximately $285,000, and the Partnership took back a mortgage of approximately $480,000 at a rate of 7.5%. The net cash from the sale of this property was approximately $85,000. The mortgage matures at the earlier of the refinancing of the property or July 31, 2005.

On March 24, 1999, the Partnership refinanced the Westgate Apartments located in Woburn, Massachusetts. The new loan is $12,000,000 with an interest rate of 7.07%, and a term of 15 years, amortized over 25 years. The net cash of approximately $5,000,000 from this refinancing will be used for future acquisitions and redevelopment of the Westgate Apartments.

In March 1999, the Partnership entered into an agreement to purchase a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price is $8,200,000. The Partnership will assume an 8% mortgage on the property of approximately $5,200,000 maturing in 2016 and the balance of $3,000,000 will be funded from the Partnership's cash reserves. The Partnership plans to close on the property in June 1999. The purchase is conditional on the assignment of the existing mortgage which has not been obtained as of May 12, 1999.

During the first quarter of 1999, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $343,000. The most significant improvements were made at the Timpany Plaza Shopping Center, located in Gardner, Massachusetts for a total cost of approximately $108,000. The Partnership signed a ten year lease with a new tenant at the Timpany Plaza Shopping Center and the improvements made during the first quarter of 1999 were made to the newly occupied space. Other improvements of approximately $62,000, $36,000 and $29,000 were made to the apartments at 62 Boylston Street, Courtyard on North Beacon, and Westgate Woburn.

In addition to the improvements made in the first quarter of 1999, the Partnership and its Subsidiary Partnerships plan to invest approximately $2,100,000 in capital improvements, the majority of which will be done at the residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

A major tenant of the Lewiston Mall LP in Lewiston, Maine, which paid rents of approximately $90,000 during the first quarter of 1999 and $329,000 in 1998, can terminate its lease with nine months notice, effective January 1, 1997. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

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

With respect to building operations, the Partnership expects to have completed its review of all computerized systems which are operant in the Partnership's real estate holding on or before June 30, 1999. The Partnership does not believe that its real estate holdings are particularly subject to Year 2000 problems, but will institute appropriate remedial procedures forthwith upon the conclusion of its review of its real estate holdings. The Partnership has yet to determine the cost of any such remediation, nor has it established any contingency plan to date.

Vendors
The Partnership further has reviewed its relationship with principal vendors. The Partnership is soliciting written assurance that its third party vendors which process the rents and deposits received from tenants, and its bank of deposit and account, are Year 2000 compliant. During 1999, the Partnership will confirm such compliance, and believes that alternate servicing arrangements of a compliant nature would be available to the Partnership in the event any noncompliance is experienced.

Tenants
Finally, the Partnership's entire income is derived from the payment of rents, and the impact of Year 2000 problems on the viability and credit worthiness of tenants could pose a significant economic threat to the income and profitability of the Partnership. However, approximately 85% of the Partnership's tenants are residential and are not subject to the same magnitude of risk that might be incurred in a tenant mix which was more commercially oriented. Further, no commercial tenant accounts for more than 2% of the gross rental income of the Partnership, and the Partnership therefore does not consider its gross income or profitability to be materially at risk by reason of possible impact of the Year 2000 problem on its tenant population. On or before June 30, 1999, the Partnership intends to seek written assurance of substantial compliance by its largest commercial tenants with Year 2000 issues, both on the part of such tenants and their respective essential third party trading partners.

Risks Summarized
Failure of the Partnership adequately to provide for Year 2000 compliance with respect to its financial operations could result in an inability to collect, credit or track rental income. Failure to bring computerized operational systems within its real estate holdings into compliance might cause liability on the part of the Partnership for economic or physical loss to its tenants and the invitees of those tenants in excess of applicable insurance coverages, which coverages (typically) expressly exclude damages caused by Year 2000 issues. The failure of third-party vendors to provide adequate financial support to rental collection and crediting function could have a significant negative impact on the gross income and net profit of the Partnership, and the inability of the Partnership's tenants to sustain financial health would, in turn, result in a reduction of gross rentals received by the Partnership.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         May 17, 1999

                                        NEW ENGLAND REALTY ASSOCIATES
                                        LIMITED PARTNERSHIP

                                        By:        NEWREAL, INC.,
                                                   its General Partner*


                                        By:  /s/ Ronald Brown
                                            ---------------------------
                                             Ronald Brown, President


                                      * Functional equivalent of Chief
                                        Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer.