Form 10-Q
period 1999-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1999-08-13
CIK 746514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-Q

(MARK ONE)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-12138

                            ------------------------

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS                                                                             04-2619298
(State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer Identification No.)

39 BRIGHTON AVENUE, ALLSTON, MASSACHUSETTS                                                  02134
(Address of Principal Executive Offices)                                                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                      (617) 783-0039

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

                            ------------------------

    Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                         PART I--FINANCIAL INFORMATION

                                                                                                            PAGE NO.
                                                                                                          -------------
Item 1. Financial Statements.

       Consolidated Balance Sheets--June 30, 1999 and December 31, 1998.................................            2

       Consolidated Statements of Operations--Three Months Ended June 30, 1999 and June 30, 1998, and
       Six Months Ended June 30, 1999 and June 30, 1998.................................................            3

       Consolidated Statements of Cash Flows--Six Months Ended June 30, 1999 and June 30, 1998..........            4

       Consolidated Statement of Changes in Partners' Capital...........................................            5

       Notes to Consolidated Financial Statements.......................................................            6

Item 2. Results of Operations...........................................................................           12

                           PART II--OTHER INFORMATION

SIGNATURES.........................................................................           17

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,
                                                                                         1999       DECEMBER 31,
                                                                                      (UNAUDITED)       1998
                                                                                     -------------  -------------
ASSETS
Rental Properties..................................................................  $  58,396,372  $  50,868,382
Cash and Cash Equivalents..........................................................      1,144,783        623,078
Short-term Investments.............................................................      5,144,852      3,060,373
Rents Receivable...................................................................        472,182        509,914
Real Estate Tax Escrows............................................................        517,633        538,852
Prepaid Expenses and Other Assets..................................................      2,117,629      1,710,537
Investment in Joint Venture........................................................         45,660         58,910
Financing and Leasing Fees.........................................................      1,101,156      1,036,058
Mortgage Notes Receivable..........................................................        480,872             --
                                                                                     -------------  -------------
    TOTAL ASSETS...................................................................  $  69,421,139  $  58,406,104
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable..................................................................  $  61,215,234  $  51,322,552
Accounts Payable and Accrued Expenses..............................................      1,104,125        868,425
Advance Rental Payments and Security Deposits......................................      2,343,640      1,943,247
                                                                                     -------------  -------------
    Total Liabilities..............................................................     64,662,999     54,134,224

Commitments and Contingent Liabilities (Note 8)

Partners' Capital
    173,252 units outstanding in 1999 and 1998.....................................      4,758,140      4,271,880
                                                                                     -------------  -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL............................................  $  69,421,139  $  58,406,104
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                    (UNAUDITED)           (UNAUDITED)
                                                --------------------  --------------------
                                                  1999       1998       1999       1998
                                                ---------  ---------  ---------  ---------
REVENUES:
  Rental income...............................  $4,824,390 $4,545,545 $9,602,588 $9,081,735
  Laundry and sundry income...................     42,013     40,479     72,047     85,403
                                                ---------  ---------  ---------  ---------
                                                4,866,403  4,586,024  9,674,635  9,167,138
                                                ---------  ---------  ---------  ---------
Expenses:
  Administrative..............................    246,266    303,151    536,190    603,048
  Depreciation and amortization...............    876,814    801,713  1,731,306  1,597,736
  Interest....................................  1,197,794  1,154,110  2,360,629  2,310,368
  Management Fees.............................    206,589    194,035    413,369    388,131
  Operating...................................    349,531    406,848  1,006,094  1,046,711
  Renting.....................................     76,513     81,102    128,267    121,192
  Repairs and Maintenance.....................    661,950    680,453  1,222,261  1,223,295
  Taxes and Insurance.........................    475,258    463,120    985,980    960,265
                                                ---------  ---------  ---------  ---------
                                                4,090,715  4,084,532  8,384,096  8,250,746
                                                ---------  ---------  ---------  ---------
Income from Operations........................    775,688    501,492  1,290,539    916,392
                                                ---------  ---------  ---------  ---------
Other Income (Loss)
  Interest income.............................    117,747     38,253    176,069     76,660
  Income from investment in partnership and
    joint venture.............................      9,299      5,070     14,230      1,948
  Unrealized appreciation (depreciation) in
    investment................................   (206,594)     5,301   (269,629)    (1,176)
  Gain on the sale of real estate.............    676,124         --    676,124         --
                                                ---------  ---------  ---------  ---------
                                                  596,576     48,624    596,794     77,432
                                                ---------  ---------  ---------  ---------
Net Income....................................  $1,372,264 $ 550,116  $1,887,333 $ 993,824
                                                ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------
Net Income per Unit...........................  $    7.92  $    3.18  $   10.89  $    5.74
                                                ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------
Weighted Average Number of Units
Outstanding...................................    173,252    173,252    173,252    173,252
                                                ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                          (UNAUDITED)
                                                                   -------------------------
                                                                       1999         1998
                                                                   ------------  -----------
Cash Flows from Operating Activities
  Net Income.....................................................  $  1,887,333  $   993,824
                                                                   ------------  -----------
Adjustments to reconcile net income to net cash provided by
operating activities
  Depreciation and amortization..................................     1,731,306    1,597,736
  (Income) loss from investments in partnerships and joint
    venture......................................................       (14,230)      (1,948)
  Gain on the sale of rental property............................      (676,124)          --
  Unrealized depreciation on short-term investments..............       269,629           --
  Decrease in rents receivable...................................        37,732      135,202
  (Increase) in financing and leasing fees.......................      (230,149)     (10,274)
  Increase (Decrease) in accounts payable........................       235,700      (21,566)
  Decrease in real estate tax escrow.............................        21,219       41,228
  (Increase) Decrease in prepaid expenses and other assets.......      (407,092)     119,039
  Increase in advance rental payments and security deposits......       400,393      106,825
  Increase in notes receivable...................................      (480,872)          --
                                                                   ------------  -----------
  Total Adjustments..............................................     1,563,636    1,966,242
                                                                   ------------  -----------
  Net cash provided by operating activities......................     3,450,969    2,960,066
Cash Flows from Investing Activities
  Distribution from joint venture................................        27,480           --
  Purchase and improvement of rental properties..................    (9,213,059)  (1,083,933)
  Maturity of short-term investments.............................     2,033,832           --
  Purchase of short-term investments.............................    (4,594,918)    (485,169)
  Sale of rental property........................................       850,000           --
                                                                   ------------  -----------
  Net cash (used in) investing activities........................   (12,940,827)  (1,569,102)
                                                                   ------------  -----------
Cash Flows from Financing Activities
  Principal payments and early repayment of mortgages payable....      (482,540)    (310,271)
  Distributions to partners......................................    (1,401,073)    (709,185)
  Proceeds from the refinancing..................................     5,283,025           --
  Proceeds from notes payable....................................     5,244,113           --
                                                                   ------------  -----------
  Net cash provided by (used in) financing activities............     8,643,525   (1,019,456)
                                                                   ------------  -----------
Net Increase in Cash and Cash Equivalents........................       521,705      371,508
Cash and Cash Equivalents, Beginning.............................       623,078      456,277
                                                                   ------------  -----------
Cash and Cash Equivalents, Ending................................  $  1,144,783  $   827,785
                                                                   ------------  -----------
                                                                   ------------  -----------

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                                    UNITS
                                                ----------------------------------------------
                                                       LIMITED           GENERAL
                                                ---------------------  PARTNERSHIP
                                                 CLASS A     CLASS B     CLASS C      TOTAL
                                                ----------  ---------  -----------  ----------
Balance, January 1, 1998......................  $2,769,251  $ 661,152   $  34,827   $3,465,230
Distribution to Partners......................    (567,348)  (134,745)     (7,092)    (709,185)
Net Income....................................     795,059    188,827       9,938      993,824
                                                ----------  ---------  -----------  ----------
Balance, June 30, 1998........................  $2,996,962  $ 715,234   $  37,673   $3,749,869
                                                ----------  ---------  -----------  ----------
                                                ----------  ---------  -----------  ----------
Units authorized and issued, net of 6,973
  Treasury Units at June 30, 1998.............     138,602     32,918       1,732      173,252
                                                ----------  ---------  -----------  ----------
                                                ----------  ---------  -----------  ----------
Balance, January 1, 1999......................  $3,414,571  $ 814,416   $  42,893   $4,271,880
Distribution to Partners......................  (1,120,858)  (266,204)    (14,011)  (1,401,073)
Net Income....................................   1,509,866    358,593      18,874    1,887,333
                                                ----------  ---------  -----------  ----------
Balance, June 30, 1999........................  $3,803,579  $ 906,805   $  47,756   $4,758,140
                                                ----------  ---------  -----------  ----------
                                                ----------  ---------  -----------  ----------
Units authorized and issued, net of 6,973
  Treasury Units at June 30, 1999.............     138,602     32,918       1,732      173,252
                                                ----------  ---------  -----------  ----------
                                                ----------  ---------  -----------  ----------

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

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of NERA and its subsidiary limited partnerships. NERA has a 99.67% ownership interest in each of such subsidiary limited partnerships. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in a joint venture on the equity method.

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

    CONCENTRATION OF CREDIT RISKS; FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1999 or 1998. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At June 30, 1999 approximately $900,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

    ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $30,409 and $45,842 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 2--RENTAL PROPERTIES

    Rental properties consist of the following:

                                                                        JUNE 30,     DECEMBER 31,      USEFUL
                                                                          1999           1998           LIFE
                                                                      -------------  -------------  -------------
Land................................................................  $  12,974,908  $   9,710,733             --
Buildings...........................................................     48,501,096     43,627,173    25-31 years
Building improvements...............................................     13,069,674     12,610,196    15-31 years
Kitchen cabinets....................................................      1,223,296      1,138,588     5-10 years
Carpets.............................................................      1,244,869      1,176,261     5-10 years
Air conditioning....................................................        281,777        281,776     7-10 years
Land improvements...................................................        747,635        684,850    10-31 years
Laundry equipment...................................................         58,791         58,081      5-7 years
Elevators...........................................................        133,211         57,952       20 years
Swimming pools......................................................         42,450         42,450       10 years
Equipment...........................................................        732,014        649,370      5-7 years
Motor vehicles......................................................         65,926         65,926        5 years
Fences..............................................................         30,495         18,624     5-10 years
Furniture and fixtures..............................................        402,793        390,209      5-7 years
Smoke alarms........................................................         19,705         17,817      5-7 years
                                                                      -------------  -------------
                                                                         79,528,640     70,530,006
                                                                      -------------  -------------
Less accumulated depreciation.......................................     21,132,268     19,661,624
                                                                      -------------  -------------
                                                                      $  58,396,372  $  50,868,382
                                                                      -------------  -------------
                                                                      -------------  -------------

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
    On May 27, 1999 the Partnership purchased a 39,600 square feet commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8% mortgage on the property of $5,267,949 which matures in June 2017.

    On April 30, 1999, the Partnership sold the Willard Street apartments located in Quincy, Massachusetts for $850,000. The purchaser paid $85,000 in cash, assumed the existing mortgage of approximately $285,000 and gave to the Partnership a mortgage note for the remaining $480,000. This 7.5% mortgage note is collateralized by other real estate owned by the purchaser and matures at the earlier of the refinancing of the purchased property or July 31, 2005, the maturity date of the assumed mortgage

NOTE 3--RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $413,369 and $388,131 for the six months ended June 30, 1999 and 1998, respectively. Advance rental payments and security deposits are held in escrow by the management company (see
Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in the six months ended June 30, 1999 and the year ended December 31, 1998.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors that otherwise would be charged by third party vendors) to NERA. During the six months ended June 30, 1999 and 1998, approximately $241,000 and $248,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $66,000 and $96,000 was capitalized during the six months ended June 30, 1999 and 1998 in leasehold improvements. Included in the 1999 expenses referred to above, approximately $95,000 is recorded in repairs and maintenance, and $80,000 in administrative expense. Included in the 1998 expenses referred to above, approximately $75,000 is recorded in repairs and maintenance, and approximately $77,000 is included in administrative expenses. Additionally in each of the six months ended June 30, 1999 and 1998 the Partnership paid to the management company $31,250 and $30,000 respectively for accounting services previously provided by an outside company. The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1999 or 1998.

    In 1996, an individual employed by the management company performed asset management consulting services for NERA and the management company and subsequently was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $15,150 during the six months ended June 30, 1999 and $31,200 during the year ended December 31, 1998.

    Included in prepaid expenses and other assets were amounts due from related parties of $646,420 at June 30, 1999 and $534,357 at December 31, 1998
representing Massachusetts tenant security and prepaid rent deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)
    See Note 9 for rental arrangements with Timpany Plaza joint venture. As described in Note 4, the Partnership had interests in certain entities in which the majority shareholder of the General Partner is also involved.

NOTE 4--OTHER ASSETS

    Short-term investments are considered to be trading securities per FAS 115 and are carried on the balance sheet at their fair value. At June 30, 1999 mutual funds with a cost of $5,414,481 was recorded at its market value of $5,144,852. At June 30, 1998 a mutual fund with a cost of $2,541,774 was recorded at its market value of $2,540,598. The unrealized (loss) of ($269,629) and ($1,176) is included in other income (loss) at June 30, 1999 and 1998 respectively.

    Included in prepaid expenses and other assets at June 30, 1999 and December 31, 1998, is approximately $788,000 and $567,000 respectively held in escrow to pay future capital improvements (See Note 5).

    The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $45,660 and $58,910 at June 30, 1999 and December 31, 1998 respectively. In 1998, the Partnership disposed of a 10% ownership interest in a real estate partnership accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships had not been recorded as the Partnership is not liable for such amounts. This sale did not result in any proceeds to the Partnership. The majority shareholder of the General Partner was also the majority owner of this partnership.

NOTE 5--MORTGAGES PAYABLE

    At June 30, 1999 and December 31, 1998, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 1999 the interest rate on these loans ranged from 7.07% to 9.25% payable in monthly installments aggregating approximately $495,000 including interest, to various dates through 2017. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

    Approximate annual maturities are as follows:

2000--current maturities........................................    985,000
2001............................................................  1,068,000
2002............................................................  1,158,000
2003............................................................  1,256,000
2004............................................................  1,362,000
Thereafter......................................................  55,386,000
                                                                  ---------
                                                                  61,215,000
                                                                  ---------
                                                                  ---------

    On March 24, 1999, the Partnership refinanced the outstanding mortgage on the Westgate Apartments located in Woburn, Massachusetts. The new loan is $12,000,000 with an interest rate of 7.07%, and a term of 15 years, amortized over 25 years. The net cash of approximately $5,000,000 from this refinancing will be used for future acquisitions and redevelopment of the Westgate Apartments.

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

    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                --------------------
                                                                                  1999       1998
                                                                                ---------  ---------
Net Income per Depositary Receipt.............................................  $    1.09  $     .57
                                                                                ---------        ---
                                                                                ---------        ---

NOTE 8--COMMITMENTS AND CONTINGENCIES

    From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NOTE 9--RENTAL INCOME

    During the six months ended June 30, 1999, approximately 86% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 14% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                       COMMERCIAL
                                                        PROPERTY
                                                         LEASES     LAND LEASES      TOTAL
                                                      ------------  ------------  ------------
2000................................................     2,532,000      140,000      2,672,000
2001................................................     2,279,000      150,000      2,429,000
2002................................................     2,130,000      150,000      2,280,000
2003................................................     1,976,000      150,000      2,126,000
2004................................................     1,851,000      150,000      2,001,000
Thereafter..........................................    10,655,000      875,000     11,530,000
                                                      ------------  ------------  ------------
                                                        21,423,000    1,655,000     23,038,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 9--RENTAL INCOME (CONTINUED)
    In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at June 30, 1999 and December 1998 is $201,875 and $167,500 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

    Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income is $14,230 and $1,948 for the six months ended June 30, 1999 and 1998 respectively. The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $442,000 and $483,000 for the six months ended June 30, 1999 and 1998 respectively.

    Rents receivable are net of allowances for doubtful accounts of $98,738 at June 30, 1999 and $135,559 at December 31, 1998.

NOTE 10--CASH FLOW INFORMATION

    During the six months ended June 30, 1999 and 1998, cash paid for interest was $2,325,525 and $2,278,529 respectively.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

RESULTS OF OPERATIONS

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $775,688 for the three months ended June 30, 1999, compared to $501,492 for the three months ended June 30, 1998 an increase of $274,196. For the six months ended June 30, 1999, income from operations was $1,290,539 compared to $916,392 for the six months ended June 30, 1998, an increase of $374,147.

    The rental activity is summarized as follows:

                                                           OCCUPANCY DATE
                                                      ------------------------
                                                       JUNE 30,     JUNE 30,
                                                         1999         1998
                                                      -----------  -----------
RESIDENTIAL
Units...............................................        1652         1668
Vacancies...........................................          28           37
Vacancy rate........................................         1.7%         2.2%
COMMERCIAL
Total square feet...................................     496,700      457,700
Vacancy.............................................      70,000       93,000
Vacancy rate........................................          14%          20%

                                                                 RENTAL INCOME
                                                                 (IN THOUSANDS)
                                                              --------------------
                                                                1999       1998
                                                              ---------  ---------
Total rents.................................................  $   9,603  $   9,082
Residential percentage......................................         86%        89%
Commercial percentage.......................................         14%        11%
Contingent rentals..........................................  $     271  $     483

    Rental income for the three months ended June 30, 1999 was $4,824,390 compared to $4,545,545 for the three months ended June 30, 1998, an increase of $278,845 (6.1%). Rental income for the six months ended June 30, 1999 was $9,602,588, compared to $9,081,735 for the six months ended June 30, 1998, an increase of $520,853 (5.7%).

    Rental income increased at the commercial properties approximately $63,000 during the six months ended June 30, 1999 due to the acquisition of the Staples Plaza in Framingham, Massachusetts. The rental income from the Staples Plaza since the acquisition on May 27, 1999 was $84,292. Rental income from the Partnership's existing properties decreased slightly due to vacancies at 62 Boylston Street. One major tenant and several smaller tenants moved out in late 1998 and the space remained vacant during the first six months of 1999. At June 30, 1999, the Partnership has obtained signed leases for the previously vacant space at 62 Boylston Street. Rental income increased at the residential properties approximately $458,000 during the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The demand for residential apartments remains very strong in the greater Boston area. As a result, vacancies have decreased to 28 at June 30, 1999 compared to 37 at June 30, 1998. Rental rates at the residential properties have also increased 6-7% at June 30, 1999 compared to June 30, 1998.

    Expenses for the three months ended June 30, 1999 were $4,090,715 compared to $4,084,532 for the three months ended June 30, 1998, an increase of $6,183. Interest expense increased $43,684 from $1,154,110 for the three months ended June 30, 1998 to $1,197,794 for the three months ended June 30, 1999. The Partnership incurred additional debt of $5,200,000 during the three months ended June 30, 1999 due to the acquisition of the Staples Plaza in May 1999. In addition, the Partnership refinanced the Westgate Apartments in March 1999, resulting in additional debt of $5,300,000.

Management believes that its reserves are sufficient to service the the new debt of $10,500,000. Management fees increased $12,554 from $194,035 for the three months ended June 30, 1998 to $206,589 for the three months ended June 30, 1999. This increase is due to the increase in rental income. Taxes and insurance increased $12,138 from $463,120 for the three months ended June 30, 1998 to $475,258 for the six months ended June 30, 1999. This increase is due to an increase in the real estate taxes in 1999 compared to the same period in 1998. These increases are offset by a decrease in administrative expenses of $56,885 from $303,151 for the three months ended June 30, 1998 to $246,266 for the three months ended June 30, 1999. This decrease is due to significant accounting costs incurred in 1998 due to special projects done in 1998 which are not recurring costs in 1999. Operating expenses decreased $57,317 from $406,848 for the six months ended June 30, 1998 to $349,531 for the six months ended June 30, 1999. This decrease is due to lower utility costs in 1999 as a result of a milder winter in 1999 compared to 1998. Repairs and maintenance expenses decreased $18,503 from $680,453 for the three months ended June 30, 1998 to $661,950 for the three months ended June 30, 1999. This increase is due to the significant repairs done to the Partnership properties in 1998.

    Expenses for the six months ended June 30, 1999 were $8,384,096 compared to $8,250,746 for the six months ended June 30, 1998, an increase of $133,350. This increase in expenses includes increases of $50,261 in interest expense; an increase of $25,715 in taxes and insurance; and an increase of $25,238 in the management fees. These increases are offset by a decrease of $66,858 in administrative expenses, and a decrease of $40,617 in operating expenses. An explanation of these fluctuations is described in the preceding paragraph.

    Interest income was $117,747 for the three months ended June 30, 1999 compared to $38,253 for the three months ended June 30, 1998, an increase of $79,494. Interest income was $176,069 for the six months ended June 30, 1999 compared to $76,660 for the six months ended June 30, 1998 an increase of $99,409. These increases are due to an increase in the cash available for investment in 1999.

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

    The Partnership's share of income for the three months ended June 30, 1999 in the joint venture at the Timpany Plaza Shopping Center was $9,299 compared to $5,070 for the three months ended June 30, 1998, a fluctuation of $4,229. For the six months ended June 30, 1999, income from the joint venture was $14,230 compared to $1,948 for the six months ended June 30, 1998, an increase of $12,282. These increases in income at the joint venture are due to a rental rate increase in 1999 from a significant tenant.

    Included in other income (loss) during the three and six months ended is a gain of $676,124 on the sale of the Williard Street Apartments. This property was sold for $850,000 in April 1999.

    Also included in other income (loss) during three months ended June 30, 1999 and June 30, 1998 is ($206,594) and $5,301 respectively in unrealized (depreciation) appreciation in the Partnership's short-term investments. For the six months ended June 30, 1999 and June 30, 1998 the unrealized (depreciation) in the Partnership's investment was ($269,629) and ($1,176) respectively.

    As a result of the changes discussed above, net income for the three months ended June 30, 1999 was $1,372,264 compared to $550,116 for the three months ended June 30, 1998, an increase of $822,148. Net income for the six months ended June 30, 1999 was $1,887,333 compared to $993,824 for the six months ended June 30, 1998, an increase of $893,509. The significant increases in net income for both of these periods is due primarily to the gain of approximately $676,000 on the sale of the Williard Street property.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 1999 and 1998 was the collection of rents and the refinancing of a Partnership property. The majority of cash and cash equivalents of $1,144,783 at June 30, 1999 and $623,078 at December 31, 1998 was held in an interest bearing account. The Partnership's short-term investments are $5,144,852 at June 30, 1999 of which $1,886,591 is invested in a Massachusetts Municipal Bond Fund and $3,258,261 is invested in a U.S. Treasury Fund. At December 31, 1998 the Partnerships short-term investments were $3,060,373, of which $1,921,123 was invested in a Massachusetts Municipal Bond Fund and approximately $1,139,250 was invested in a U.S. Treasury Fund.

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

    On May 27, 1999, the Partnership purchased a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8% mortgage on the property of $5,267,949 which matures in 2017 and the balance of $2,932,051 was funded from the Partnership's cash reserves, which were adequate to support this purchase.

    During the second quarter of 1999, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $669,000. These improvements were funded from cash reserves which were adequate to support these improvements. The most significant improvements were made at the property located at 62 Boylston Street, for a total cost of approximately $285,000. These improvements were made due to the new tenants who have occupied the space at 62 Boylston Street. Significant improvements were also made at Timpany Plaza in Gardner, Massachusetts for a total cost of approximately $120,000. The Partnership signed a ten year lease with a new tenant at the Timpany Plaza Shopping Center and the improvements made during the second quarter of 1999 were made to the newly occupied space. The Partnership also made improvements of approximately $56,000, $34,000 and $31,000 to the apartments at Westgate Woburn, 1144 Commonwealth Avenue, and Executive Apartments.

    In addition to the improvements made in the second quarter of 1999, the Partnership and its Subsidiary Partnerships plan to invest approximately $1,400,000 in capital improvements, the majority of which will be done at the residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

    A major tenant of the Lewiston Mall LP in Lewiston, Maine, which paid approximately $169,000 during the first six months of 1999 and $329,000 in 1998, can terminate its lease with nine months notice, effective January 1, 1997. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

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

    Specifically, The Hamilton Company has advised the Partnership as follows: that it has retained professional Year 2000 consulting services to provide advice concerning the installation of new hardware and software; that the newly installed systems are used as standard systems by many real estate management companies, and such systems are Year 2000 compliant; that of a total estimated cost of $150,000 associated with the replacement of hardware and software by The Hamilton Company, which replacement will address all Year 2000 compliance issues, approximately $140,000 has already been incurred; that such expenses include and will include the cost of training of employees and staff and all fees and expenses of consultants; that The Hamilton Company during the last quarter of 1998 began validating the processes of its newly installed computer hardware and software systems to assure reliability and provide testing and verification; that as of July 31, 1999, the new computer systems are believed by the Partnership to be Year 2000 compliant and operational, however testing of such systems has not been but should be completed by September 30, 1999; and that the Partnership will obtain appropriate assurances in such regard from The Hamilton Company.

    The Partnership and its manager believe that its Year 2000 initiative will adequately prepare the Partnership with respect to Year 2000 issues; the Partnership has not developed any contingency plan for financial operations should the current initiative prove to be unsuccessful, and believes that there would be adequate time to effect a different and compliant systems installation if the September 30, 1999 testing date is not met.

    With respect to building operations, the Partnership has completed its review of all computerized systems which are operant in the Partnership's real estate holdings.

Vendors

    The Partnership further has reviewed its relationship with principal vendors. The Partnership is soliciting written assurance that its third party vendors which process the rents and deposits received from tenants, and its bank of deposit and account, are Year 2000 compliant. During 1999, the Partnership has been confirming such compliance, and believes that alternate servicing arrangements of a compliant nature would be available to the Partnership in the event any noncompliance is experienced.

Tenants

    Finally, the Partnership's entire income is derived from the payment of rents, and the impact of Year 2000 problems on the viability and credit worthiness of tenants could pose a significant economic threat to the income and profitability of the Partnership. However, approximately 86% of the Partnership's tenants are residential and are not subject to the same magnitude of risk that might be incurred in a tenant mix which was more commercially oriented. Further, no commercial tenant accounts for more than 2% of the gross rental income of the Partnership, and the Partnership therefore does not consider its gross income or profitability to be materially at risk by reason of possible impact of the Year 2000 problem on its tenant population. On or before September 30, 1999, the Partnership intends to use best efforts to complete the seeking of written assurance of substantial compliance by its largest commercial tenants with Year 2000 issues, both on the part of such tenants and their respective essential third party trading partners.

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

Date: August 13, 1999

                                NEW ENGLAND REALTY ASSOCIATES
                                LIMITED PARTNERSHIP

                                By:  NEWREAL, INC.,
                                     its General Partner*

                                By:               /s/ RONALD BROWN
                                     -----------------------------------------
                                              Ronald Brown, President
                                * Functional equivalent of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer.