Form 10-Q
period 1999-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 1999-11-15
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended      September 30, 1999    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1.    Financial Statements.

           Balance Sheets - September 30, 1999
           and September 30, 1998                                        1

           Statements of Operations - Nine Months
           Ended September 30, 1999
           and September 30, 1998                                        2

           Statements of Cash Flows - Nine Months
           Ended September 30, 1999 and                                  3
           September 30, 1998

           Notes to Financial Statements                                 5-11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    12-18

                            PART II - OTHER INFORMATION

Item 5.    Other Information

SIGNATURES                                                               19

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                1999                  1998
                                                                             (Unaudited)
                                                                          ------------------   --------------------
ASSETS
Rental Properties                                                           $58,100,391          $50,868,382
Cash and Cash Equivalents                                                       439,459              623,078
Short-term Investments                                                        5,153,303            3,060,373
Rents Receivable                                                                552,783              509,914
Real Estate Tax Escrows                                                         513,004              538,852
Prepaid Expenses and Other Assets                                             2,579,686            1,710,537
Investment in Joint Venture                                                      38,083               58,910
Financing and Leasing Fees                                                    1,041,887            1,036,058
Mortgage Notes Receivable                                                       480,872                 --
                                                                            -----------          -----------
     TOTAL ASSETS                                                           $68,899,468          $58,406,104
                                                                            ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                                           $60,976,398          $51,322,552
Accounts Payable and Accrued Expenses                                           942,941              868,425
Advance Rental Payments and Security Deposits                                 2,203,628            1,943,247
                                                                            -----------          -----------
     Total Liabilities                                                       64,122,967           54,134,224

Commitments and Contingent Liabilities (Note 8)

Partners'  Capital
          173,252 units outstanding in 1999 and in 1998                       4,776,501            4,271,880
                                                                            -----------          -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $68,899,468          $58,406,104
                                                                            ===========          ===========



See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                     (UNAUDITED)                          (UNAUDITED)
                                                 1999              1998              1999             1998
                                             -------------     ------------     ------------     ------------
REVENUES:
  Rental income                              $  5,079,121      $  4,566,164     $ 14,681,709     $ 13,647,899
  Laundry and sundry income                        59,418            49,829          131,465          135,232
                                             ------------      ------------     ------------     ------------
                                                5,138,539         4,615,993       14,813,174       13,783,131
                                             ------------      ------------     ------------     ------------
Expenses:
 Administrative                                   246,677           212,641          782,867          815,689
 Depreciation and amortization                    903,154           845,081        2,634,460        2,442,817
 Interest                                       1,262,990         1,149,919        3,623,619        3,460,287
 Management Fees                                  200,598           193,018          613,967          581,149
 Operating                                        393,671           384,595        1,399,765        1,431,306
 Renting                                          107,541           116,463          235,808          237,655
 Repairs and Maintenance                          752,519           739,200        1,974,780        1,962,495
 Taxes and Insurance                              519,343           464,605        1,505,323        1,424,870
                                             ------------      ------------     ------------     ------------
                                                4,386,493         4,105,522       12,770,589       12,356,268
                                             ------------      ------------     ------------     ------------
Income from Operations                            752,046           510,471        2,042,585        1,426,863
                                             ------------      ------------     ------------     ------------
Other Income (Loss)
  Interest income                                 100,421            48,258          276,490          124,918
  Income from investment in
     partnership and joint venture                  7,510             7,148            9,096           21,740
  Unrealized appreciation (depreciation)
      in investment                               (83,567)           85,631           84,455         (353,196)
  Gain on the sale of real estate                 124,108              --            800,232             --
                                             ------------      ------------     ------------     ------------
                                                  148,472           141,037          745,266          218,469
                                             ------------      ------------     ------------     ------------
Net Income                                   $    900,518      $    651,508     $  2,787,851     $  1,645,332
                                             ============      ============     ============     ============
Net Income per Unit                          $       5.20      $       3.76     $      16.09     $       9.50
                                             ============      ============     ============     ============
Weighted Average Number
   of Units Outstanding                           173,252           173,252          173,252          173,252
                                             ============      ============     ============     ============



See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                     (UNAUDITED)
                                                                                            1999                1998
                                                                                        ----------------    ---------------
Cash Flows from Operating Activities
   Net Income                                                                           $  2,787,851         $ 1,645,332
                                                                                          ----------          ----------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                           2,634,460           2,442,817
  (Income) loss from investments in partnerships and joint venture                           (21,740)             (9,096)
  Gain on the sale of rental property                                                       (800,232)                --
  Unrealized depreciation (appreciation) on short-term investments                           353,196             (84,455)
  Decrease (Increase) in rents receivable                                                    (42,869)            101,969
  (Increase) in financing and leasing fees                                                   (68,368)            (14,016)
  Increase (Decrease) in accounts payable                                                     74,516               8,428
  Decrease in real estate tax escrow                                                          25,848              40,714
  (Increase) in prepaid expenses and other assets                                           (869,149)           (212,953)
  Increase in advance rental payments and security deposits                                  260,381             103,721
  Increase in notes receivable                                                              (480,872)                --
                                                                                          ----------          ----------
  Total Adjustments                                                                        1,065,171           2,377,129
                                                                                          ----------          ----------
  Net cash provided by operating activities                                                3,853,022           4,022,461

Cash Flows from Investing Activities
  Distribution from joint venture                                                             42,567              16,548
  Purchase and improvement of rental properties                                           (9,504,028)         (1,660,564)
  Maturity of short-term investments                                                       4,501,074                --
  Purchase of short-term investments                                                      (7,419,653)           (616,169)
  Proceeds from the sale of rental property                                                  948,947                --
                                                                                          ----------          ----------
  Net cash (used in) investing activities                                                (11,431,093)         (2,260,185)
                                                                                          ----------          ----------
Cash Flows from Financing Activities
  Principal payments and early repayment of mortgages payable                               (873,292)           (470,516)
  Distributions to partners                                                               (2,283,230)         (1,418,369)
  Proceeds from the refinancing                                                            5,283,025                --
  Proceeds from notes payable                                                              5,267,949                --
                                                                                          ----------          ----------
  Net cash provided by (used in) financing activities                                      7,394,452          (1,888,885)
                                                                                          ----------          ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                        (183,619)           (126,609)
Cash and Cash Equivalents, Beginning                                                         623,078             456,277

                                                                                          ----------          ----------
Cash and Cash Equivalents, Ending                                                       $    439,459         $   329,688
                                                                                          ==========          ==========


See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL



                                                                                    Units
------------------------------------------------------------------------------------------------------------------------------------
                                                            Limited                        General
                                                 --------------------------------         Partnership
                                                  Class A              Class B              Class C             Total
                                                ------------        -------------      --------------       -------------
Balance, January 1, 1998                        $ 2,769,251          $  661,152          $   34,827         $ 3,465,230
Distribution to Partners                         (1,134,695)           (269,490)            (14,184)         (1,418,369)
Net Income                                        1,316,266             312,613              16,453           1,645,332
                                                 ----------          ----------          ----------          ----------
Balance, Sept. 30, 1998                         $ 2,950,822          $  704,275          $   37,096         $ 3,692,193
                                                 ==========          ==========          ==========          ==========
Units authorized and
   issued, net of 6,973 Treasury Units
   at September 30, 1998                            138,499              33,014               1,739             173,252
                                                 ==========          ==========          ==========          ==========
Balance, January 1, 1999                        $ 3,414,571          $  814,416          $   42,893         $ 4,271,880
Distribution to Partners                         (1,826,584)           (433,814)            (22,832)         (2,283,230)
Net Income                                        2,230,281             529,692              27,878           2,787,851
                                                 ----------          ----------          ----------          ----------
Balance, September 30, 1999                     $ 3,818,268          $  910,294          $   47,939         $ 4,776,501
                                                 ==========          ==========          ==========          ==========
Units authorized and
   issued, net of 6,973
   Treasury Units at
   September 30, 1999                               138,499              33,014               1,739             173,252
                                                 ==========          ==========          ==========          ==========


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

ACCOUNTING ESTIMATES: The preparation of the financial statements is in accordance with generally accepted accounting principles (GAAP) requiring management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

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

INCOME TAXES: The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes on income has been recorded.

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

CONCENTRATION OF CREDIT RISKS; FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1999 or 1998. The Partnerships make their temporary cash investments with high credit quality financial institutions or purchase money market accounts invested in U.S. Government securities. At September 30, 1999 approximately $238,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $51,076 and $67,752 for the nine months ended September 30, 1999, and 1998, respectively.

NOTE 2--RENTAL PROPERTIES Rental properties consist of the following:



                                        SEPTEMBER 30,        DECEMBER 31,          USEFUL
                                           1999                 1998                LIFE
                                       -------------        -------------       --------------
Land                                   $12,968,325          $ 9,710,733            --
Buildings                               48,441,894           43,627,173          25-31 years
Building improvements                   13,355,095           12,610,196          15-31 years
Kitchen cabinets                         1,269,534            1,138,588           5-10 years
Carpets                                  1,304,931            1,176,261           5-10 years
Air conditioning                           281,776              281,776           7-10 years
Land improvements                          823,540              684,850          10-31 years
Laundry equipment                           58,791               58,081            5-7 years
Elevators                                  156,641               57,952             20 years
Swimming pools                              42,450               42,450             10 years
Equipment                                  776,338              649,370            5-7 years
Motor vehicles                              65,926               65,926              5 years
Fences                                      36,950               18,624           5-10 years
Furniture and fixtures                     422,927              390,209            5-7 years
Smoke alarms                                28,916               17,817            5-7 years
                                       -----------          -----------
                                        80,034,034           70,530,006
Less accumulated depreciation           21,933,643           19,661,624
                                       -----------          -----------
                                       $58,100,391          $50,868,382
                                       ===========          ===========



NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)

On May 27, 1999 the Partnership purchased a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8% mortgage on the property of $5,267,949, which matures in June 2017.

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

On August 5, 1999, the Partnership sold a condominium located at 566 Commonwealth Avenue in Boston, Massachusetts. The sale price was $168,000, and the gain of $124,108 is included in other income.

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which, is owned by the majority shareholder of the General Partner. The management fee is equal to 4 % of rental revenue and laundry income. Total fees paid were $613,967 and $581,149 for the nine months ended September 30, 1999 and 1998, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There were no mortgage servicing fees paid in the nine months ended September 30, 1999 and the year ended December 31, 1998.

The Partnership Agreement also permits the General Partner or management company to charge the costs of in-house professional services (such as counsel, accountants, and contractors that otherwise would be charged by third party vendors) to NERA. During the nine months ended September 30, 1999 and 1998, approximately $364,000 and $336,000 was charged to NERA for legal, maintenance, architectural services and supervision of capital improvements. Approximately $113,000 and $128,000 was capitalized during the nine months ended September 30, 1999 and 1998 in leasehold improvements. Included in the 1999 expenses referred to above, approximately $142,000 is recorded in repairs and maintenance, and $109,000 in administrative expense. Included in the 1998 expenses referred to above, approximately $104,000 is recorded in repairs and maintenance, and approximately $104,000 is included in administrative expenses. Additionally in each of the nine months ended September 30, 1999 and 1998 the Partnership paid to the management company $48,750 and $45,000 respectively for in-house accounting services, at a cost savings, which were previously provided by an outside company. The Partnership Agreement entitles the General Partner or a management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1999 or 1998.

In 1996, an individual employed by the management company performed asset management consulting services for NERA and the management company and subsequently was appointed President of the management company. This individual continues to receive asset management fees from NERA, receiving $22,650 during the nine months ended September 30, 1999 and $31,200 during the year ended December 31, 1998.

Included in prepaid expenses and other assets were amounts due from related parties of $705,702 at September 30, 1999 and $534,357 at December 31, 1998 representing Massachusetts tenant security and prepaid rent deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

NEW ENGLAND REALTY ASSOCIATESLIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

See Note 9 for rental arrangements with Timpany Plaza joint venture. As described in Note 4, the Partnership had interests in certain entities in which the majority shareholder of the General Partner is also involved.

NOTE 4--OTHER ASSETS

Short-term investments are considered to be trading securities per FAS 115 and are carried on the balance sheet at their fair value. At September 30, 1999 mutual funds with a cost of $5,506,499 was recorded at its market value of $5,153,303. At September 30, 1998 a mutual fund with a cost of $2,671,598 was recorded at its market value of $2,756,053. The unrealized (loss) gain of ($353,196) and $84,455 is included in other (loss) income at September 30, 1999 and 1998 respectively.

Included in prepaid expenses and other assets at September 30, 1999, and December 31, 1998 is approximately $906,000 and $567,000 respectively held in escrow to pay future capital improvements (See Note 5).

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $38,083 and $58,910 at September 30, 1999 and December 31, 1998 respectively. In 1998, the Partnership disposed of a 10% ownership interest in a real estate partnership accounted for by the equity method and reduced to a carrying value of zero. Losses in excess of cost in limited partnerships had not been recorded, as the Partnership is not liable for such amounts. This sale did not result in any proceeds to the Partnership. The majority shareholder of the General Partner was also the majority owner of this partnership.

NOTE 5--MORTGAGES PAYABLE

At September 30, 1999 and December 31, 1998, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 1999 the interest rate on these loans ranged from 7.07% to 9.25% payable in monthly installments aggregating approximately $495,000 including interest, to various dates through 2017. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:


2000--current maturities             1,005,000
2001                                 1,090,000
2002                                 1,182,000
2003                                 1,282,000
2004                                 1,390,000
Thereafter                          55,027,000
                                    ----------
                                    60,976,000
                                    ==========

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5--MORTGAGES PAYABLE (CONTINUED)

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

NOTE 6--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment, plus security deposits. The funds are held in escrow by another entity owned by the majority shareholder of the General Partner (see Note 3).

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

In September 1999, the Partnership declared a semi-annual dividend of $ 5.10 per unit. In February 1999, the Partnership declared a regular semi-annual dividend of $4.60 and a special dividend of $3.50 per unit. Total dividends paid in 1999 were $13.20 per unit. Total dividends paid in 1998 were $8.20 per unit.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for ten Depositary Receipts. The following is information on the net income per Depositary Receipt:



                                                                        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                    1999                    1998
                                                                    ----                    ----
Net Income per Depositary Receipt                                  $ 1.60                   $.95
                                                                    =====                   ====



NOTE 8--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 9--RENTAL INCOME

During the nine months ended September 30, 1999, approximately 86 % of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 14% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:



                                              COMMERCIAL
                                               PROPERTY
                                                LEASES                         LAND LEASES                       TOTAL
                                           --------------------            --------------------               -------------
2000                                             2,463,000                         145,000                      2,608,000
2001                                             2,135,000                         150,000                      2,285,000
2002                                             1,997,000                         150,000                      2,147,000
2003                                             1,841,000                         150,000                      1,991,000
2004                                             1,662,000                         150,000                      1,812,000
Thereafter                                       9,451,000                         838,000                     10,288,000
                                                ----------                      ----------                    -----------
                                                19,549,000                       1,583,000                     21,131,000
                                                ==========                      ==========                    ===========




In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years increasing each subsequent five-year period, with the average being $137,500 per year for the minimum twenty-year term. Included in rents receivable at September 30, 1999 and December 31, 1998 is $201,875 and $167,500 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for nine extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income is $21,740 and $9,096 for the nine months ended September 30, 1999 and 1998 respectively. The aggregate minimum future rental income does not include contingent rentals, which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $755,775 and $694,807 for the nine months ended September 30, 1999 and 1998 respectively.

Rents receivable are net of allowances for doubtful accounts of $110,453 at September 30, 1999 and $135,559 at December 31, 1998.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--CASH FLOW INFORMATION

During the nine months ended September 30, 1999 and 1998, cash paid for interest was $3,571,412 and $3,412,683 respectively.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

NOTE 12--SUBSEQUENT EVENT

In October 1999, the Partnership entered into an agreement to purchase a 180 unit residential apartment complex referred to as Westside Colonial Apartments located in Brockton, Massachusetts. The purchase price is $8,900,000. The Partnership plans to assume a first mortgage of $5,265,000 with a rate of 6.52%. The mortgage note is for a 10 year term, and matures in September 2008. The note amortizes over 30 years. The balance of the purchase price $3,635,000, will be funded from cash reserves which the Partnership believes is adequate to support this acquisition. The Closing, subject to normal conditions, is scheduled for December 1, 1999.

MANAGEMENTS DISCUSSION AND ANALYSIS  OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $752,046 during the three months ended September 30, 1999, compared to $510,471 for the three months ended September 30, 1998, an increase of $241,575. For the nine months ended September 30, 1999 income from operations was $2,042,585 compared to $1,426,863 for the same period in 1998, an increase of $615,722.

The rental activity is summarized as follows:



                                                                        OCCUPANCY DATE
                                          -------------------------------------------------------------------
                                                                      AT SEPTEMBER 30,
                                                   1999                                         1998
                                          ---------------------------               ---------------------------
Residential
            Units ......................             1,632                                        1,668
            Vacancies ..................                22                                           55
            Vacancy rate ...............               1.3%                                         3.3%

Commercial
            Total square feet........              496,700                                      457,700
            Vacancy..................               81,000                                       93,000
            Vacancy rate.............                   16%(1)                                       20%




                                                                        RENTAL INCOME
                                                --------------------------------------------------------
                                                                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                       1999                                1998
                                                -------------------                 ----------------------
Total rents.......................                $ 14,682,000                         $ 13,648,000
Residential percentage.........                             86%                                  85%
Commercial percentage........                               14%                                  15%
Contingent rentals..............                  $    684,000                         $    695,000


(1) A significant percentage of this vacancy rate is representative of the vacancy created at the Timpany Plaza Shopping Center in Gardner, Massachusetts by a tenant which sought protection under the United States Bankruptcy Code.

Rental income for the three months ended September 30, 1999 was $5,079,121 compared to $4,566,164 for the three months ended September 30, 1998, an increase of $512,957 (11.2%) Rental income for the nine months ended September 30, 1999 was $14,681,709 compared to $13,647,899 for the nine months ended September 30, 1998, an increase of $1,033,810 (7.5%). Rental income at the Partnership's commercial properties increased approximately $331,000 for the nine months ended September 30, 1999. This increase is due to the acquisition of the Staples Plaza in May 1999. Rental income from the Staples Plaza since the acquisition through September 30, 1999 was $332,000. Rental income at the existing commercial properties remained relatively stable. Rental income at the residential properties increased approximately $660,000 for the nine months ended September 30, 1999 due to increases in rental rates as well as a decrease in vacancies. The demand for residential housing remains strong in the greater Boston area. Approximately eighty six percent (86%) of the Partnership's rental income is derived from its residential properties, a number of which properties are located in greater Boston and surrounding communities. While the demand for residential properties in greater Boston remains high, the Partnership cannot make any assurances that the current demand for its residential properties will continue in the future.

Expenses for the third quarter of 1999 were $4,386,493 compared to $4,105,522 for the same period in 1998, an increase of $280,971 (7%). A significant portion of this increase can be attributed to the newly acquired Staples Plaza. The operating expenses of the Staples Plaza for the three months ended September 30, 1999 were $131,034. Excluding the acquisition of Staples Plaza, expenses would have increased $149,937(4%). Interest expense increased $113,071(10%) due to a higher level of debt. The refinancing of the Westgate Apartments and the acquisition of Staples Plaza resulted in additional debt for the Partnership of approximately $10,400,000. Depreciation and amortization increased $58,073 (7%) from $845,081 for the three months ended September 30, 1998 to $903,154 for the three months ended September 30, 1999. This is due to the acquisition of the Staples Plaza as well as ongoing capital improvements at the Partnership properties. Taxes and insurance increased $54,738 (12%) from $464,605 for the three months ended September 30, 1998 to $519,343 for the three months ended September 30, 1999 due to an increase in real estate taxes. Administrative expenses increased $34,036 (16%) from $212,641 for the three months ended September 30, 1998 to $246,677 for the three months ended September 30, 1999. This represents an increase in salaries and wages.

Expenses for the first nine months of 1999 were $12,770,589 compared to $12,356,268 for the same period in 1998, an increase of $414,321 (3%). This represents an increase of $191,643 (8%) in depreciation and amortization expense from $2,442,817 for the nine months ended September 30, 1998 to $2,634,460 for the nine months ended September 30, 1999. Interest expense increased $163,332 (5%) from $3,460,287 for the nine months ended September
30, 1998 to $3,623,619 for the nine months ended September 30, 1999. Taxes and insurance increased $80,453 (6%) from $1,424,870 for the nine months ended September 30, 1998 to $1,505,323 for the nine months ended September
30, 1999. The reasons for these
increases are discussed in the preceding paragraph. The management fee increased $32,818 (6%) from $581,149 for the nine months ended September 30, 1998 to $613,967 for the nine months ended September 30, 1999. This increase is due to an increase in rental income. Administrative expenses decreased $32,822 (4%) from $815,689 for the nine months ended September 30, 1998 to $782,867 for the nine months ended September 30, 1999. This decrease is due to special projects which were contracted for during the early part of 1998 which were not recurring expenses in 1999. Operating expenses decreased $31,541(2%) from $1,431,306 for the nine months ended September 30, 1998 to $1,505,323 for the nine months ended September 30, 1999. This is due to a milder winter in 1999.

Interest income was $100,421 for the three months ended September 30, 1999, compared to $48,258 for the three months ended September 30, 1998, an increase of $52,163. Interest income was $276,490 for the nine months ended September 30, 1999, compared to $124,918 for the same period in 1998, an increase of $151,572. This increase is due to an increase in the average cash balance available for investment in 1999 compared to 1998.

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

The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was $7,510 for the three months ended September 30, 1999 compared to $7,148 for the same period in 1998, an increase of $362. For the nine months ended September 30, 1999, the Partnership's share of income from the joint venture was $21,740 compared to $9,096 for the same period in 1998, increase of $12,644. These increases in income in 1999 at the joint venture are due to increases in the percentage rents received from two major tenants.

Included in other income during the three and nine months ended September 30, 1999 is a gain of $124,108 on the sale of a condominium unit at 566 Commonwealth Avenue. This unit was sold for $168,000 in August 1999. Also included in other income for the nine months ended September 30, 1999 is a gain of $676,124 on the sale of the Willard Street Apartments. This property was sold for $850,000 in April 1999.

Also included in other income(loss) during the three months ended September 30, 1999 and September 30, 1998 is ($84,567) and $85,631 respectively in unrealized (depreciation) appreciation in the Partnership's short-term investments. For the nine months ended September 30, 1999 and September 30, 1998 the unrealized (depreciation) appreciation in the Partnership's investment was $(353,196) and $84,455 respectively.

As a result of the changes discussed above, net income for the three months ended September 30, 1999 was $900,518 compared to $651,508 for the three months ended September 30, 1998, an increase of $249,010. Net income for the nine months ended September 30, 1999 was $2,787,851 compared to $1,645,332 for the nine months ended September 30, 1998, an increase of $1,142,519. The significant increases in both of these periods is due primarily to the gain of $124,108 on the sale of 566 Commonwealth Avenue, and the gain of $676,124 on the sale of the Willard Street property.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 1999 was the collection of rents, sale of two Partnership properties and the refinancing of a Partnership property. The majority of cash and cash equivalents of $439,459 at September 30, 1999 and $623,078 at December 31, 1998 is held in an interest bearing account. The Partnership's short-term investments are $5,153,303 at September 30, 1999 of which $2,652,227 is invested in a Massachusetts Municipal Bond Fund and $2,501,076 is invested in a U.S. Treasury Fund. At December 31, 1998, the Partnership's short-term investments were $3,060,373, of which $1,921,123 was invested in a Massachusetts Municipal Bond Fund and approximately $1,139,250 was invested in a U.S. Treasury Fund.

On August 5, 1999, the Partnership sold a condominium located at 566 Commonwealth Avenue located in Boston, Massachusetts. The sale price was $168,000. The net cash from the sale of this property was $157,643.

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

On March 24, 1999, the Partnership refinanced the Westgate Apartments located in Woburn, Massachusetts. The new loan is $12,000,000 with an interest rate of 7.07%, and a term of 15 years, amortized over 25 years. The net cash of approximately $5,000,000 from this refinancing will be used for future acquisitions and the redevelopment of the Westgate Apartments.

On May 27, 1999, the Partnership purchased a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8% mortgage on the property of $5,267,949 which matures in 2017 and the balance of $2,932,051 was funded from the Partnership's cash reserves, which were adequate to support this purchase.

On October 1, 1999, the Partnership entered into an agreement to purchase a 180 unit residential apartment complex referred to as Westside Colonial Apartments located in Brockton, Massachusetts. The purchase price is $8,900,000. The Partnership plans to assume a first mortgage of $5,265,000 with a rate of 6.52%. The mortgage is a 10 year note, which matures in September 2008, however the note will be amortized over 30 years. The balance of $3,635,000 will be funded from cash reserves. The Partnership plans to close on the property on December 1, 1999.

During the third quarter of 1999 the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $571,000. These improvements were funded from cash reserves which were adequate to support these improvements. The most significant improvements were made at 62 Boylston Street for a total cost of $216,247. These improvements were necessary in anticipation of new tenants who will occupy the building. The Partnership also made improvements of $79,751, $59,603, $39,184, and $32,442 to Timpany Plaza, Westgate Woburn,
Redwood Hills, and 1144 Commonwealth Avenue. These improvements were funded from the escrow accounts previously established, as well as cash reserves.

In addition to the improvements made to date in 1999, the Partnership and its Subsidiary Partnerships plan to invest an additional $800,000 in capital improvements prior to the end of 1999 primarily at the residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

A major tenant of the Lewiston Mall in Lewiston, Maine, which paid approximately $329,000 during the year ended December 31, 1998 and approximately $207,000 for the nine months ended September 30, 1999, can terminate its lease with nine months' notice. The Partnership is currently negotiating with this tenant to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

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

Specifically, The Hamilton Company has advised the Partnership as follows: that it has retained professional Year 2000 consulting services to provide advice concerning the installation of new hardware and software; that the newly installed systems are used as standard systems by many real estate management companies, and such systems are Year 2000 compliant; that of a total estimated cost of $150,000 associated with the replacement of hardware and software by The Hamilton Company, which replacement will address all Year 2000 compliance issues, approximately $140,000 has already been incurred; that such expenses include and will include the cost of training of employees and staff and all fees and expenses of consultants; that The Hamilton Company during the last calendar quarter of 1998 began validating the processes of its newly installed computer hardware and software systems to assure reliability and provide testing and verification; that as of July 31, 1999, the new computer systems are believed by the Partnership to be Year 2000 compliant and operational, however testing of such systems has not been but should be completed by September 30, 1999; and that the Partnership will obtain appropriate assurances in such regard from The Hamilton Company

The Partnership and its manager believe that its Year 2000 initiative will adequately prepare the Partnership with respect to Year 2000 issues; the Partnership has not developed any contingency plan for financial operations should the current initiative prove to be unsuccessful, and believes that there would be adequate time to effect a different and compliant systems installation if the September 30, 1999 testing date is not met.

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

TENANTS

Finally, the Partnership's entire income is derived from the payment of rents, and the impact of Year 2000 problems on the viability and credit worthiness of tenants could pose a significant economic threat to the income and profitability of the Partnership. However, approximately 86% of the Partnership's tenants are residential and are not subject to the same magnitude of risk that might be incurred in a tenant mix which was more commercially oriented. Further, no commercial tenant accounts for more than 2% of the gross rental income of the Partnership, and the Partnership therefore does not consider its gross income or profitability to be materially at risk by reason of possible impact of the Year 2000 problem on its tenant population. On or before September 30, 1999, the Partnership intends to seek written assurance of substantial compliance by its largest commercial tenants with Year 2000 issues, both on the part of such tenants and their respective essential third-party trading partners.

RISKS SUMMARIZED

Failure of the Partnership adequately to provide for Year 2000 compliance with respect to its financial operations could result in an inability to collect, credit or track rental income. Failure to bring computerized operational systems within its real estate holdings into compliance might cause liability on the part of the Partnership for economic or physical loss to its tenants and the invitees of those tenants in excess of applicable insurance coverages (typically) expressly exclude damages caused by Year 2000 issues. The failure of third-party vendors to provide adequate financial support to the rental collection and crediting function could have a significant negative impact on the gross income and net profit of the Partnership, and the inability of the Partnership's tenants to sustain financial health would, in turn, result in a reduction of gross rentals received by the Partnership.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999

                              NEW ENGLAND REALTY ASSOCIATES
                              LIMITED PARTNERSHIP

                              By:     NEW REAL, INC.,
                                      its General Partner*

                              By: /s/ Ronald Brown
                                  -------------------------------------
                                  Ronald Brown, President

                   * Functional equivalent of Chief
                     Executive Officer, Principal
                     Financial Officer and Principal
                     Accounting Officer.