Form 10-K
period 1999-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2000-03-29
CIK 746514

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

For the fiscal year ended DECEMBER 31, 1999 or

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

                              DEPOSITARY RECEIPTS
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 15, 2000, the aggregate market value of traded securities held by non-affiliates of the registrant was $18,026,777, based on the price at which the securities were sold.

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

    The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. In connection with various new mortgages obtained in 1995 by the Partnership on certain of its properties, the ownership of such properties was placed in various subsidiary limited partnerships as a requirement by the refinancing bank. The Partnership directly or through 19 subsidiary limited partnerships owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut, New Hampshire and Maine. The Partnership owns a 99.67% interest in each of the 19 Subsidiary Partnerships. The remaining
 .33% interest of each Subsidiary Partnership is held by an unaffiliated third party. The third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in such Subsidiary Partnerships will be returned to the Partnership.

    In March 1999, in connection with a refinancing and as required by the refinancing bank, the Partnership transferred the ownership of one apartment complex located in Woburn, Massachusetts to Westgate Apartments, LLC, a Massachusetts limited liability company ("Westgate"). The Partnership owns a 99.67% interest of Westgate, with the remaining .33% interest owned by Westgate Apartments, Inc., a Massachusetts corporation. In April 1999, the Partnership sold a 16-unit apartment building in Quincy, Massachusetts which was previously owned by a Subsidiary Partnership. In May 1999, the Partnership acquired a 39,600 square foot commercial property known as "Staples Plaza", located in Framingham, Massachusetts. In December 1999, the Partnership acquired two apartment complexes in Brockton, Massachusetts through two controlled limited liability companies, WCB Associates, LLC, a Massachusetts limited liability company ("WCB"), and Hamilton Oaks Associates, LLC, a Delaware limited liability company ("Hamilton Oaks"), both of which were formed for the specific purpose of acquiring the properties. The Partnership owns a 99% interest in WCB, with the remaining 1% interest owned by WCB Associates, Inc., a Massachusetts corporation. The Partnership owns a 100% interest in Hamilton Oaks. (The Partnership's subsidiary limited partnerships and limited liability companies are collectively referred to as the "Subsidiary Partnerships" and individually, a "Subsidiary Partnership".) SEE "ITEM 1, RECENT DEVELOPMENTS."

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

OPERATIONS OF THE PARTNERSHIP

    The Partnership is managed by the General Partner, which is a Massachusetts corporation wholly-owned by Harold Brown and Ronald Brown. The General Partner has employed the Hamilton Company, Inc. (the "Hamilton Company"), the successor to the Hamilton Management Corporation, to perform the management functions for the Partnership's properties. The Hamilton Company employs Ronald Brown and Harold Brown. The Hamilton Company is wholly owned by Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 71 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

    As of March 9, 2000, the Partnership and its Subsidiary Partnerships owned and leased to residential tenants 2,079 apartment units in 19 residential and mixed-use complexes (collectively, the "Apartment Complexes"), 19 condominium units retained by the Partnership as rental properties in a residential apartment complex formerly owned by the Partnership which has been converted into condominiums, and one condominium unit in a separate condominium complex (collectively referred to as the "Condominium Units"). The Apartment Complexes and the Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

    Additionally, as of March 9, 2000, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut, Gardner, Massachusetts, and Lewiston, Maine and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." The Partnership is a party to a joint venture which leases space at the Timpany Plaza Shopping Center (the foregoing properties are referred to collectively as the "Investment Properties"). See Note 2 to Notes to Financial Statements included as a part of this Form 10-K.

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

RECENT DEVELOPMENTS

    Timpany Plaza is currently 29% vacant and the Partnership has not made any determination with respect to the impact, if any, the vacancy rate of Timpany Plaza might have on the Partnerships income and net earnings in the future. The Partnership is in active discussions and negotiations with other retail tenants to rent the space.

    As of the date of this Annual Report, the Partnership has received from an unaffiliated third party an offer to purchase Timpany Plaza in Gardner, Massachusetts and is currently negotiating a purchase and sale agreement for the sale of Lewiston Mall in Lewiston, Maine. No assurances can be made that the sales of these properties will be consummated.

    On March 24, 1999, the Partnership refinanced an existing mortgage on the Westgate Woburn Apartments, a 221 unit apartment complex in Woburn, Massachusetts. The refinancing bank required the Partnership to transfer the ownership of the Westgate Woburn property to a single purpose entity. Ownership of the Westgate Woburn property was transferred to a Massachusetts limited liability company in which the Partnership owns a 99.67% interest and the remaining .33% interest is held by an unaffiliated third party. As a result of the refinancing, the Partnership paid the existing debt of approximately $6,700,000 and lowered the interest rate on the new mortgage of $12,000,000 from 10.99% to 7.07%. The new mortgage for Westgate Woburn has a term of fifteen
(15) years with a 25 year amortization. The Partnership is in the process of obtaining the necessary permits and approvals with respect to these additional apartment units.

    The Partnership believes it strengthened its portfolio by making significant acquisitions of residential mixed-use and commercial properties in 1999. The Partnership acquired three properties for a total purchase price of $31,600,000. The acquisitions were financed by mortgages on the acquired properties totaling $22,025,121. Additionally, a $750,000 loan was provided by the majority shareholder of the General Partner. The remaining balance of $8,774,879 was paid from available cash.

    On May 27, 1999, the Partnership purchased a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8% mortgage on the property of $5,267,949 which matures in 2016 and the balance of $2,932,051 was funded from the Partnership's cash reserves, which were adequate to support this purchase.

    On December 3, 1999, the Partnership acquired, through WCB, 180 residential units, known as "West Colonial," located at 18 Westland Ave, Brockton, Massachusetts for a purchase price of $8,900,000. The seller, WCA Limited Partnership, has no relationship to the Partnership or WCB, which was formed for the specific purpose of acquiring the property. WCB has two managers: WCB Associates, Inc., a Massachusetts corporation; and an individual, Mel Herman. The Partnership is the sole stockholder of WCB Associates, Inc. WCB
Associates, Inc. is also a one percent (1%) member of WCB and the Partnership owns the remaining ninety-nine percent (99%) interest in WCB. Mr. Herman is defined in the WCB Operating Agreement as a "special manager." With respect to the activities of WCB, Mr. Herman's consent is only needed under limited circumstances. For example, WCB requires the consent of Mr. Herman (i) to change in the general character of the business of WCB; (ii) to make any loans to the manager or the members or their affiliates; (ii) to sell of all or substantially all of the assets of the WCB; (iii) to dissolve, wind up or liquidate WCB;
(iv) to merge, consolidate or acquire all or substantially all the assets of another person or entity; and (v) to institute proceedings to be adjudicated bankrupt or insolvent, or to consent to such proceedings against WCB. Ronald Brown (the President of the Partnership's General Partner) is the President of WCB Associates, Inc. and Harold Brown (the Treasurer of the Partnership's General Partner) is the Treasurer.

    Prior to the Partnership's acquisition of West Colonial through WCB, West Colonial had an existing first mortgage of $5,265,000, which at the closing of the acquisition had amortized to $5,207,172. The net difference ($3,692,828), before adjustments, was provided by use of the Partnership's cash reserves which had accumulated from operations and the refinancing of the Partnership's Westgate Woburn property earlier in March 1999. The 10 year loan assumed by the Partnership has a maturity date of Oct. 1, 2008 and is amortizing over 30 years with an interest rate of 6.52%. The property's net operating income budgeted for fiscal year 2000 is $872,000, with a debt service of $400,000, leaving a cash flow before capital expenditure of $472,000 for a 12.7% cash on cash return. The original conduit loan was made by Berkshire Mortgage Finance Corporation and is presently serviced by Berkshire Mortgage Finance Corporation.

    On December 23, 1999, the Partnership acquired, through Hamilton Oaks, 268 residential units from Oak Apartments, LLC for a purchase price of $14,500,000. The property is located in Brockton, Massachusetts. The Partnership financed the purchase price in part through the use of the Partnership's operating cash and cash reserves. In addition, the Partnership obtained a loan in the amount of $750,000 from Harold Brown, the Treasurer of the General Partner. Mr. Brown's loan bears interest at a rate of 10% per annum and matures in two (2) years.
Mr. Brown's loan may be repaid by the Partnership at any time, without penalty. The balance of the purchase price was financed through a first mortgage loan from Arbor National Commercial Mortgage, LLC ("Arbor"), in an amount of $11,600,000. The first mortgage loan from Arbor bears interest at a rate of 7.84% per annum and is amortized over a 30 year period, with a maturity in 10 years. The seller, Oaks Apartments, LLC, has no relationship to the Partnership or Hamilton Oaks, which was formed for the specific purpose of acquiring the property. The General Partner, is the sole manager of Hamilton Oaks, and the Partnership is its sole member.

    On August 5, 1999, the Partnership sold a co-operative apartment located at 566 Commonwealth Avenue, Boston, Massachusetts. The sale price was $168,000. The net cash from the sale of this property was $157,643.

    On April 30, 1999, the Partnership sold Willard Street Apartments, a 16 unit apartment building in Quincy, Massachusetts for $850,000. The Partnership assigned to the purchaser the existing mortgage which had a current balance of approximately $285,000, and the Partnership took back a mortgage of approximately $480,000, at a rate of 7.5%. The net cash received by the Partnership from the sale was approximately $85,000. The mortgage taken back by the Partnership from the purchaser matures at the earlier of the refinancing of the property or July 31, 2005. The $480,000 note was paid in full to the Partnership on January 14, 2000.

    The Partnership did not sell any properties in 1998, 1997 or 1996.

    Other than such purchases described above, the Partnership had not acquired new properties since December, 1996. See "ITEM 2. PROPERTIES--Commercial Properties."

    During 1999, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,300,000. These improvements were funded from cash reserves which were adequate to support these improvements. The most significant improvements were made at 62 Boylston Street and Timpany Plaza, for total costs of $755,000 and $352,000, respectively. These improvements were necessary in anticipation of new tenants who will occupy the building. The Partnership also made improvements of $293,000, $137,000, $103,000 and $131,000 to North Beacon, Westgate Woburn,
Redwood Hills, and 1144 Commonwealth Avenue, respectively. These improvements were funded from escrow accounts previously established, as well as cash reserves. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

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

ITEM 2. PROPERTIES

    As of March 9, 2000, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units and the Commercial Properties.

    See also "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for further information concerning affiliated transactions.

    During 1995, limited partnerships were created to own each of the Apartment Complexes and the Commercial Properties listed below, exclusive of the Westgate Apartments, Oak Apartments, West Colonial Apartments (which are owned by limited liability companies in which the Partnership has a controlling interest). In addition to the foregoing, in 1996, the Partnership acquired the Highland Street Apartment Complex in Lowell, Massachusetts, which is owned directly by the Partnership and not through any Subsidiary Partnership. The Condominium Units and Staples Plaza are also owned directly by the Partnership.

APARTMENT COMPLEXES

    The table below lists the location of the 19 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of March 9, 2000, the principal amount outstanding under any mortgages as of December 31, 1999, and the maturity dates of such mortgages.

                                                                                              MORTGAGE
                                                                                             BALANCE AND
                                                                                            INTEREST RATE
                                                                                                AS OF       MATURITY
APARTMENT                                      NUMBER AND TYPE        RENT                  DECEMBER 31,     DATE OF
COMPLEX                                            OF UNITS          RANGE      VACANCIES       1999        MORTGAGE
---------                                     ------------------   ----------   ---------   -------------   ---------
Coach LP....................................  48 units             $  830-960       0        $ 1,142,215      2005
  53-55 Brook St.                             0 three-bedroom      $  735-840                       8.25%
  Acton, MA                                   24 two-bedroom       $  670-685
                                              20 one-bedroom
                                              4 studios

Westgate Woburn.............................  221 units            $     1350       0        $11,864,999      2014
  2-20 Westgate Dr.                           1 three-bedroom      $ 825-1175                       7.07%
  Woburn, MA                                  110 two-bedrooms     $ 755-1055
                                              110 one-bedrooms            N/A
                                              0 studios

Avon Street Apts. LP........................  66 units                    N/A       1        $ 1,711,906      2005
  130 Avon Street                             0 three-bedrooms     $  800-920                      8.775%
  Malden, MA                                  30 two-bedrooms      $  660-820
                                              33 one-bedrooms      $  605-650
                                              3 studios

Middlesex Apts. LP..........................  18 units             $1475-1850       0        $ 1,056,509      2005
  132-144 Middlesex Rd.                       18 three-bedrooms           N/A                      8.625%
  Newton, MA                                  0 two-bedrooms              N/A
                                              0 one-bedrooms              N/A
                                              0 studios

Clovelly Apts. LP...........................  103 units                   N/A       1        $ 1,999,830      2005
  160-170 Concord St.                         0 three-bedrooms     $  610-810                      8.375%
  Nashua, NH                                  53 two-bedrooms      $  570-640
                                              50 one-bedrooms             N/A
                                              0 studios

                                                                                              MORTGAGE
                                                                                             BALANCE AND
                                                                                            INTEREST RATE
                                                                                                AS OF       MATURITY
APARTMENT                                      NUMBER AND TYPE        RENT                  DECEMBER 31,     DATE OF
COMPLEX                                            OF UNITS          RANGE      VACANCIES       1999        MORTGAGE
---------                                     ------------------   ----------   ---------   -------------   ---------
Nashoba Apts. LP............................  32 units                    N/A       1        $ 1,044,840      2005
  284 Great Road                              0 three-bedrooms     $ 880-1305                      8.625%
  Acton, MA                                   32 two-bedrooms             N/A
                                              0 one-bedrooms              N/A
                                              0 studios

River Drive LP..............................  72 units                    N/A       1        $ 1,482,698      2005
  3-17 River Drive                            0 three-bedrooms     $  720-820       1              8.775%
  Danvers, MA                                 60 two-bedrooms      $  680-705
                                              5 one-bedrooms       $  585-590
                                              7 studios

Executive Apts. LP..........................  72 units                    N/A       1        $ 1,717,611      2005
  545-561 Worcester Road                      0 two-bedrooms       $  775-970                      8.775%
  Framingham, MA                              48 two-bedrooms      $  705-815
                                              24 one-bedrooms             N/A
                                              0 studios

Olde English Apts. LP.......................  84 units             $  675-795       0        $ 1,347,031      2005
  703-718 Chelmsford St                       0 three-bedrooms     $  615-705                        8.5%
  Lowell, MA                                  47 two-bedrooms      $  575-610
                                              30 one-bedrooms
                                              7 studios

Oak Ridge Apts. LP..........................  61 units             $ 855-1000       1        $ 2,015,797      2005
  Chestnut St.                                42 three-bedrooms    $  695-820                        8.5%
  Foxboro, MA                                 19 two-bedrooms             N/A
                                              0 one-bedrooms              N/A
                                              0 studios

Linhart LP..................................  9 units                     N/A       0        $ 1,251,488      2005
  4-34 Lincoln St.                            0 three-bedrooms            N/A                       9.25%
  Newton, MA                                  0 two-bedrooms       $  685-825
                                              6 one-bedrooms       $  625-645
                                              3 studios

Commonwealth 1137 LP........................  35 units             $1195-1600       0        $ 1,214,633      2005
  1131-1137 Comm. Ave.                        28 three-bedrooms    $ 925-1195                      8.375%
  Boston, MA                                  5 two-bedrooms       $      460
                                              1 one-bedrooms       $      625
                                              1 studio

Redwood Hills LP............................  180 units                   N/A       1        $ 4,390,709      2005
  376-384 Sunderland Rd.                      0 three-bedrooms     $  705-950       1              8.375%
  Worcester, MA                               89 two-bedrooms      $  635-855
                                              91 one-bedrooms             N/A
                                              0 studios

Commonwealth 1144 LP........................  261 units                   N/A       1        $ 5,074,888      2005
  1144-1160 Comm. Ave.                        0 three-bedrooms     $  800-995                      8.375%
  Allston, MA                                 11 two-bedrooms      $  660-950
                                              108 one-bedrooms     $  550-795
                                              142 studios

Boylston Downtown LP........................  269 units                   N/A       0        $ 7,458,607      2005
  62 Boylston St.                             0 three-bedrooms            N/A                      8.375%
  Boston, MA                                  0 two-bedrooms       $ 645-1480
                                              53 one-bedrooms      $ 545-1075
                                              216 studios

                                                                                              MORTGAGE
                                                                                             BALANCE AND
                                                                                            INTEREST RATE
                                                                                                AS OF       MATURITY
APARTMENT                                      NUMBER AND TYPE        RENT                  DECEMBER 31,     DATE OF
COMPLEX                                            OF UNITS          RANGE      VACANCIES       1999        MORTGAGE
---------                                     ------------------   ----------   ---------   -------------   ---------
North Beacon 140 LP.........................  64 units             $1850-2050       0        $ 3,332,650      2005
  140-154 North Beacon St.                    10 three-bedrooms    $1345-1650                      8.375%
  Brighton, MA                                54 two-bedrooms             N/A
                                              0 one-bedrooms              N/A
                                              0 studios

Highland Street Apartments..................  36 Units                    N/A       0                  0         0
  38-40 Highland Street                       0 three-bedrooms     $  550-690
  Lowell, MA                                  24 two-bedrooms      $  500-625
                                              10 one-bedrooms      $      530
                                              2 Studios

West Colonial Apartments....................  180 Units            $      816       0        $ 5,197,976      2008
  10-70 Westland St.                          1 three-bedroom      $  750-830                       6.52%
  985-997 Pleasant St.                        94 two-bedrooms      $  519-700
  Brockton, MA                                85 one-bedrooms             N/A
                                              0 Studios

Oak Apartments..............................  268 Units                   N/A       8        $11,600,000      2009
  30-50 Oak St. Extension                     0 three-bedrooms     $ 720-1015       5               7.84%
  40-60 Reservoir                             97 two-bedrooms      $  625-800
  Brockton, MA                                158 one-bedrooms     $  575-720
                                              13 Studios

    See Note 5 to Notes to Financial Statements included as part of this Form 10-K for information relating to the Partnership's and its Subsidiary Partnership mortgages payable.

CONDOMINIUM UNITS

    The Partnership owns and leases to residential tenants 20 Condominium Units in the greater Boston, Massachusetts area. All of the apartment complexes in which the Condominium Units are located, with the exception of the Riverside Apartments, were developed or partially owned by Harold Brown, and in certain cases by Ronald Brown.

    The table below lists the location of the Condominium Units, the number of units in each complex, the number and type of units owned by the Partnership in each complex, the range of rents received by the Partnership for such units, and the number of vacancies as of March 9, 2000. No Condominium Unit is subject to an existing mortgage.

                                              NUMBER OF   NUMBER AND TYPE OF
                                              UNITS IN      UNITS OWNED BY
APARTMENT COMPLEX                              COMPLEX       PARTNERSHIP       RENT RANGE   VACANCIES
-----------------                             ---------   ------------------   ----------   ---------
Riverside Apartments........................     19       0 three-bedrooms           N/A        0
  8-20 Riverside Street                                   12 two-bedrooms      $930-1195
  Watertown, MA                                           5 one-bedrooms        $810-875
                                                          2 studios                 $820

Chateaux Westgate...........................      1       0 three-bedrooms           N/A        0
  Oak Lane                                                1 two-bedroom             $780
  Brockton, MA                                            0 studios                  N/A

COMMERCIAL PROPERTIES

    EAST HAMPTON MALL LP In 1984, the Partnership acquired the East Hampton Mall in East Hampton, Connecticut (the "East Hampton Mall"). The shopping center is set on 4.25 acres of land and consists of

52,500 square feet of rentable space, rented primarily to commercial retail establishments. During 1995, the Subsidiary Partnership organized to own this property obtained a mortgage in the amount of $1,435,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1999, the mortgage had an outstanding balance of $1,348,419. As of March 9, 2000, the shopping center had a vacancy rate of 5%, and the average rent per square foot was $5.22.

    TIMPANY PLAZA LP In 1985, the Partnership acquired the Timpany Plaza Shopping Center in Gardner, Massachusetts ("Timpany Plaza"). The shopping center is set on 16 acres of land and consists of 184,600 square feet of rentable space. During 1995, the Subsidiary Partnership organized to own this property obtained a mortgage in the amount of $3,561,000 which carries an interest rate of 8.375% and matures in 2005. As of December 31, 1999, the mortgage had an outstanding balance of $3,351,133. As of March 9, 2000, the shopping center had a vacancy rate of 29%, and the average rent per square foot was $3.67.

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

    This Subsidiary Partnership has a ground lease with another major tenant of the Timpany Plaza Shopping Center. Pursuant to the ground lease, this tenant demolished the existing structure and constructed a new store of approximately 60,000 square feet. The tenant moved into the new store in 1989. The Partnership entered into a joint venture with this tenant to lease the space formerly occupied by the tenant. The joint venture pays this Subsidiary Partnership annual minimum rent of $84,546. The joint venture's net income (as defined in the ground lease) earned from leasing the tenant's former space is being split evenly between this Subsidiary Partnership and the tenant. This Subsidiary Partnership's share of the joint venture's net income in 1999 was $34,188.

    The term of the ground lease is 20 years, with automatic extension options for an additional 30 years. At the termination of the ground lease, this Subsidiary Partnership will retain sole title to the underlying property. The Partnership is currently engaged in active discussions and negotiations to sell Timpany Plaza. The Partnership can make no assurance that it will be successful in consummating a sale of the property. Proceeds from the sale of the property will be (i) used to reduce outstanding indebtedness; (ii) allocated to cash reserves; (iii) used to fund capital improvements on other properties; (iv) or fund future acquisitions.

    LEWISTON MALL LP In 1989, the Partnership acquired the Lewiston Mall shopping center in Lewiston, Maine (the "Lewiston Mall"). The shopping center is set on 14 acres of land and consists of 181,000 square feet of rentable space. During 1995, this Subsidiary Partnership obtained a mortgage in the amount of $2,933,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 1999, the mortgage had an outstanding balance of $2,756,037. As of March 9, 2000, the Shopping Center had a 7% vacancy rate, and the average rent per square foot was $3.99. The Partnership is currently engaged in active discussions and negotiations to sell Lewiston Mall. The Partnership can make no assurance that it will be successful in consummating a sale of the property. Proceeds from the sale of the property will be (i) used to reduce outstanding indebtedness; (ii) allocated to cash reserves; (iii) or used to fund capital improvements on other properties; (iv) or fund future acquisitions.

    LINHART LP During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). The property consists of 21,200 square feet of rentable space. As of March 9, 2000, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $19.49.

    BOYLSTON DOWNTOWN LP During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). The property consists of 17,400 square feet of rentable space. As of March 9, 2000, the commercial space had a 23% vacancy rate, and the average gross rent per square foot was $17.43. The Partnership is currently negotiating with potential tenants to lease the entire vacant space.

    NORTH BEACON 140 LP During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). The property consists of 1,000 square feet of rentable space. As of March 9, 2000, the commercial space was fully rented, and the average rent per square foot was $14.15.

    STAPLES PLAZA In May 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries an interest rate of 8.00% and matures in the year 2016. As of December 31, 1999, the mortgage had an outstanding balance of $5,170,675. As of March 9, 2000 Staples Plaza was fully occupied, and the average net rent per square foot was $19.74.

    HAMILTON OAKS ASSOCIATES, LLC The Oaks Apartments complex acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC includes 6,075 square feet of rentable space, occupied by a daycare center. As noted above under "Apartment Complexes," Hamilton Oaks Associates, LLC obtained a mortgage in the amount of $11,600,000, which carries an interest rate of 7.84% and matures in the Year 2009. As of December 31, 1999 the mortgage had an outstanding balance of $11,600,000. As of March 9, 2000, the commercial space was fully occupied, and the average rent per square foot was $8.00.

    See Item 13 "Certain Relationships and Related Transactions" concerning ownership interest in the above properties.

INVESTMENT PROPERTY

    As of December 31, 1999, the Partnership's investment and its interest in the joint venture with a Timpany Plaza tenant comprised less than 1% of the Partnership's total assets.

    WEST PEABODY LIMITED PARTNERSHIP Prior to September 9, 1998, the Partnership owned a 10% limited partnership interest in the West Peabody Limited Partnership ("West Peabody L.P."). West Peabody L.P. owned a 125,000 square foot office and warehouse building in West Peabody, Massachusetts. On September 9, 1998, West Peabody L.P. was sold. As of the date of the sale and disposition of West Peabody L.P., the Partnership's share of losses generated by the West Peabody L.P. through the said date exceeded the Partnership's investment by approximately $664,000. As a result of the disposition of West Peabody L.P., each of the limited partners recognized income in an amount equal to their proportionate share of the Partnership's losses in excess of such limited partner's tax basis.

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

    In 1999, the high and low bid quotations for the Receipts were $12.38 and $10.00, respectively. The table below sets forth the high and low bids for each quarter of 1999 and 1998:

                                                                       1999                     1998
                                                              ----------------------   -----------------------
                                                               LOW BID     HIGH BID     LOW BID      HIGH BID
                                                              ----------   ---------   ----------   ----------
First Quarter...............................................  10           12            9 3/16      11 1/2
Second Quarter..............................................  10           12 1/2        9 1/2       11
Third Quarter...............................................  10 1/4       12 1/8        9 3/8       13
Fourth Quarter..............................................  10 1/2       12 3/8       10           11 1/4

    These quotations reflect inter-dealer prices without retail markup, markdown, or commission and do not necessarily represent actual transactions.

    Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners. The Partnership has made annual distributions to its Partners since 1978. In each of 1999 and 1998, the Partnership made total distributions of $13.20 and $8.20 per Partnership Unit, respectively ($1.32 and $.82 per Receipt, respectively). The total value of the distribution in 1999 was $2,283,230, an amount determined by the General Partner and the Partnership's Advisory Committee. In January 2000, the Partnership declared a regular semi-annual distribution of $5.10 per Partnership Unit ($.51 per Receipt) and a special dividend of $4.00 per Unit ($.40 per Receipt). See Note 13 to Notes to Financial Statements included as part of this Form 10-K.

    In 1999 and 1998, the taxable income exceeded statement income by approximately $415,000 and $790,000, respectively. The Partnership declared a special distribution in January 2000 to assist partners with any negative tax consequences (as described above and in Note 13 to Notes to Financial Statements included as part of this Form 10-K).

    During the second quarter of 1996, the Partnership announced a plan to purchase up to $500,000 of its Depositary Receipts from existing holders of securities. The purchase of Depositary Receipts took place over a period of eighteen months. The purchase prices paid for Depositary Receipts varied and were equal to the price at which such securities are traded on the NASDAQ Stock Market at the time of such purchases. During 1997 and 1996, the Partnership purchased 15,288 and 15,915 Depositary Receipts for a total cost of $139,268 and $110,060, respectively. In order to restore the classes of Partnership Units to the required ratios, the Partnership purchased from the General Partner 39 General Partnership Units and purchased from Harold Brown and Ronald Brown 556 and 185 Class B Units respectively, at an aggregate cost of $62,335. The plan to purchase Depositary Receipts was terminated on December 10, 1997.

    See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for certain information relating to the number of holders of each class of Partnership Units.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is included on page 21 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $2,871,604 during the year ended December 31, 1999, compared to $1,985,727 during the year ended December 31, 1998, an increase of $885,877.

    The rental activity is summarized as follows:

                                                           OCCUPANCY DATE
                                                  ---------------------------------
                                                  MARCH 9, 2000   FEBRUARY 26, 1999
                                                  -------------   -----------------
RESIDENTIAL
  Units.........................................        2099              1668
  Vacancies.....................................          23                37
  Vacancy rate..................................        1.1%              2.2%
COMMERCIAL
  Total square feet.............................     503,375           457,700
  Vacancy.......................................      71,995            80,852
  Vacancy rate..................................         14%               18%

                                                         RENTAL INCOME
                                                  ---------------------------
                                                     1999           1998
                                                  -----------   -------------
                                                        (IN THOUSANDS)
Total rents.....................................    $20,099        $18,271
Residential percentage..........................        83%            86%
Commercial percentage...........................        17%            14%
Contingent rentals..............................    $   933        $   731

    Rental income for the year ended December 31, 1999 was approximately $20,099,000 compared to approximately $18,271,000 for the year ended
December 31, 1998, an increase of approximately $1,828,000 (10%). Approximately $769,000 of this increase was the result of a net increase in rental income at properties that were acquired or sold during 1999. More specifically, the Partnership acquired two residential apartment complexes, comprising a total of 448 units, and a 39,600 square-foot commercial building. The Partnership also sold a 16-unit residential apartment complex and a condominium unit. In addition to the net increase in rental income at properties that were acquired or sold. Rental income increased at the Partnership's existing residential and commercial properties. The increase at the residential properties was due to increased rental rates and improved occupancy levels resulting from the continued high demand for residential units in the greater Boston area. Rental rates increased 2% to 9%, vacancies decreased from 37 units (a 2.2% vacancy rate) at February 26, 1999 to 23 units (a 1.1% vacancy rate) at March 9, 2000. Among the Partnership's commercial properties, Timpany Plaza had an increase in rental income of approximately $69,000 (12%) due to a major tenant occupying previously unoccupied space during the latter part of 1998 and throughout 1999.

    Expenses for the year ended December 31, 1999 were approximately $17,407,000 compared to approximately $16,462,000 for the year ended December 31, 1998, an increase of approximately $945,000. This increase includes approximately $613,000 in expenses related to the acquired properties. Administrative expenses increased to approximately $1,169,000 for the year ended December 31, 1999 from approximately $1,053,000 for the year ended December 31, 1998, an increase of approximately $116,000. This reflects an increase in salaries and employee benefits related to the Partnership's ownership of additional properties in 1999, as well as an increase in professional fees due to ongoing special projects. Depreciation and amortization expense increased to approximately $3,574,000 for the year ended December 31, 1999 from approximately $3,339,000 for the year ended December 31, 1998, an increase of approximately $235,000. This increase is due primarily to depreciation on the properties acquired in 1999 and ongoing capital improvements to the Partnership properties. Management fees increased to approximately $845,000 for the year ended December 31, 1999 from approximately $773,000 for the year ended December 31, 1998, an increase of approximately $72,000. This increase is directly related to the increase in rental income during 1999. Interest expense increased to approximately $4,946,000 for the year ended December 31, 1999 from approximately $4,608,000 for the year ended December 31, 1998, an increase of approximately $338,000. This increase is due to an increase in debt of approximately $27,000,000 resulting from recent acquisitions as well as the refinancing of a Partnership property. Taxes and insurance increased to approximately $2,089,000 for the year ended December 31, 1999 from approximately $1,883,000 for the year ended December 31, 1998, an increase of approximately $206,000. The newly acquired properties account for approximately $130,000 of this increase. Renting expenses increased to approximately $303,000 for the year ended December 31, 1999 from approximately $298,000 for the year ended December 31, 1998, an increase of approximately $5,000. This increase is due to increased advertising expenses.

    Repairs and maintenance, and operating expenses remained relatively unchanged with decreases of less than 1%.

    Interest income was approximately $361,000 for the year ended December 31, 1999, compared to approximately $171,000 for the year ended December 31, 1998, an increase of approximately $190,000. This increase is due to an increase in the average cash balance available for investment in 1999.

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

    The Partnership's share of income for 1999 in the joint venture at the Timpany Plaza Shopping Center was approximately $34,000, compared to approximately $17,000 in 1998, an increase of approximately $17,000. This increase in income is due to rental rate increases as well as the lack of vacancies at the property during 1999.

    Included in other income in 1999 is a gain of approximately $801,000 on the sale of real estate. The Partnership sold the Willard Street apartments in April 1999 for a gain of $672,140 and sold the condominium at 566 Commonwealth Avenue in August 1999 for a gain of $128,473. Also included in other income is a loss of approximately $418,000 for the year ended December 31, 1999 and a gain of approximately $51,000 for the year ended December 31, 1998 in the value of the Partnership's short-term investments. This change in value is due to fluctuations in interest rates.

    As a result of the changes discussed above, net income for the year ended December 31, 1999 was approximately $3,649,000 compared to approximately $2,225,000 for the year ended December 31, 1998, an increase of approximately $1,424,000.

    YEARS ENDED DECEMBER 31, 1998 AND 1997

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $1,985,727 during the year ended December 31, 1998, compared to $1,123,654 during the year ended December 31, 1997, an increase of $862,073.

    The rental activity is summarized as follows:

                                                           OCCUPANCY DATE
                                                  ---------------------------------
                                                  FEBRUARY 26, 1999   MARCH 4, 1998
                                                  -----------------   -------------
Residential
  Units.........................................         1,668             1,668
  Vacancies.....................................            37                48
  Vacancy rate..................................          2.2%              2.9%
Commercial
  Total square feet.............................       457,700           457,700
  Vacancy.......................................        80,852           107,850
  Vacancy rate..................................           18%               24%

                                                         RENTAL INCOME
                                                  ---------------------------
                                                      1998           1997
                                                  -------------   -----------
                                                        (IN THOUSANDS)
Total rents.....................................     $18,271        $17,313
Residential percentage..........................         86%            84%
Commercial percentage...........................         14%            16%
Contingent rentals..............................     $   731        $   847

    Rental income for the year ended December 31, 1998 was approximately $18,271,000 compared to approximately $17,313,000 for the year ended
December 31, 1997, an increase of approximately $958,000 (5.5%). Rental income increased at the residential properties approximately $1,067,000 (7%), while rental income at the commercial properties decreased approximately $109,000 (4%). Due to the demand for residential rental property in the greater Boston area, the Partnership has seen an average increase in rental rates of approximately 5% as well as a decrease in vacancies. Vacancies at the residential properties have decreased 23% to 37 vacancies at February 1999 compared to 48 at March 1998. The increase in rental income at the commercial properties is due primarily to the vacancy rate at the Timpany Plaza Shopping Center. The rental rates have remained relatively stable at the commercial properties.

    Expenses for the year ended December 31, 1998 were approximately $16,462,000 compared to approximately $16,383,000 for the year ended December 31, 1997, an increase of approximately $79,000. Administrative expenses increased to approximately $1,053,000 for the year ended December 31, 1998 from approximately $991,000 for the year ended December 31, 1997, an increase of approximately $62,000. This represents an increase in professional fees due in part to special projects for which the Partnership contracted for during the early part of 1998. Depreciation and amortization expense increased to approximately $3,339,000 for the year ended December 31, 1998 from approximately $3,239,000 for the year ended December 31, 1997, an increase of approximately $100,000. This increase is due to ongoing capital improvements to the Partnership properties. Management fees increased to approximately $773,000 for the year ended December 31, 1998 from approximately $738,000 for the year ended December 31, 1997, an increase of approximately $35,000. The increase is due to the increase in rental income.

    These increases are offset by a decrease in interest expense to approximately $4,608,000 for the year ended December 31, 1998 from approximately $4,651,000 for the year ended December 31, 1997, a decrease of approximately $43,000. This is due to a lower level of mortgage debt. Operating expenses decreased to approximately $1,900,000 for the year ended December 31, 1998 from approximately $1,962,000 for the year ended December 31, 1997, a decrease of approximately $62,000. This decrease is due to lower utility and heating costs in 1998 due to a milder winter as well as a utility bill paid in 1997 which related to prior years which was not an ongoing expense in 1998. Renting expenses decreased to approximately $298,000 for the year ended December 31, 1998 from approximately $318,000 for the year ended December 31, 1997, a decrease of approximately $20,000. This decrease is due to a decrease in rental commissions resulting from lower tenant turnover.

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

    The Partnership's share of income for 1998 in the joint venture at the Timpany Plaza Shopping Center was approximately $17,000 compared to a loss of approximately $11,000 in 1997, a fluctuation of approximately $28,000. This increase in income at the joint venture is due to filling a vacancy of 10,000 square feet of space for the full year of 1998 which was vacant in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 1999 and 1998 was the collection of rents, sale of real estate, and the refinancing of a Partnership property. The majority of cash and cash equivalents of approximately $1,244,000 at December 31, 1999 and approximately $623,000 at December 31, 1998 was held in an interest-bearing account. The Partnership's short-term investments are approximately $22,000 at December 31, 1999 of which approximately $7,000 is invested in a Massachusetts Municipal Bond Fund and approximately $15,000 is invested in a U.S. Treasury Fund. At December 31, 1998, the short term investments are $3,060,000 of which approximately $1,921,000 is invested in a Massachusetts Municipal Bond Fund and approximately $1,139,000 is invested in a U.S. Treasury Fund. The decrease in short-term investments is due to the Partnership's use of investment funds to make acquisitions of real estate in 1999.

    On March 24, 1999, the Partnership refinanced the Westgate Apartments located in Woburn, Massachusetts. The new loan is $12,000,000, with an interest rate of 7.07%, and a term of 15 years, amortized over 25 years. The net cash of approximately $5,000,000 from this refinancing was used for acquisitions as well as the improvement of rental properties.

    On April 30, 1999, the Partnership sold the Willard Street apartments located in Quincy, Massachusetts for $850,000. The Partnership received $85,000 in cash. The purchaser assumed the existing mortgage of approximately $285,000 and gave to the Partnership a mortgage for the remaining $480,000. This 7.5% mortgage note is collateralized by other real estate owned by the purchaser and matures at the earlier of the refinancing of the property or July 31, 2005. This $480,000 note was paid in full to the Partnership on January 14, 2000.

    On May 27, 1999, the Partnership purchased a 39,600 square-foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8.5% mortgage of approximately $5,200,000 which matures in 2016. The balance of $3,000,000 was funded from the Partnership's cash reserves.

    On December 3, 1999, the Partnership acquired through a controlled affiliate, a 180-unit residential complex located in Brockton, Massachusetts for a purchase price of $8,900,000. This controlled affiliate assumed a 6.52% mortgage with an outstanding balance of $5,207,172 which has a maturity date of October 2008. The balance of the purchase price of $3,692,828 was paid from available cash.

    On December 23, 1999, the Partnership acquired, through a controlled affiliate, a 268-unit residential complex and a 6,075 square-foot commercial building located in Brockton, Massachusetts for a purchase price of $14,500,000. The purchase was funded by a $11,600,000 mortgage, a $750,000 loan from the majority shareholder of the General Partner and $2,150,000 paid from available cash. The 7.84% mortgage matures in 2009 and is being amortized over 30 years.

    During 1999, the Partnership completed certain improvements to their properties at a total cost of approximately $2,300,000. The most significant improvements were made at the following properties: approximately $755,000 at 62 Boylston Street, in Boston, Massachusetts; approximately $293,000 at the North Beacon Street Apartments in Brighton, Massachusetts; and approximately $352,000 at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Additional capital improvements of approximately $137,000, $131,000, and $103,000 were made to the Westgate Apartments, 1144-1160 Commonwealth Avenue, and Redwood Hills, respectively.

    In 2000, the Partnership plans to invest approximately $3,500,000 in capital improvements, of which approximately $3,430,000 is designated for residential properties and approximately $70,000 for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). This Annual Report contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results; fluctuations in the residential real estate market in the greater metropolitan Boston, Massachusetts area and the commercial real estate rental market in New England; heating and other utility costs, and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. These risks could cause the Partnership's actual results for fiscal year 2000 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Partnership. The foregoing list of factors and the two more specific factors identified below should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.

    The Partnership has received an offer to purchase Timpany Plaza in Gardner, Massachusetts and is negotiating a purchase and sale agreement for Lewiston Mall in Lewiston, Maine. No assurances can be made that the sales of these properties will be consummated.

    A major tenant of the Lewiston Mall LP in Lewiston, Maine, which paid approximately $274,000 in 1999, can terminate its lease with nine months notice, effective January 1, 1997. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

YEAR 2000

    The Hamilton Company, Inc. (the "Hamilton Company"), the company employed by the Partnership to perform the management functions for the Partnership's properties, addressed the Partnership's "Year 2000 compliance" in three areas:
Partnership operations, potential problems with vendors, and potential problems with tenants. The Hamilton Company incurred expenses in excess of $200,000 on Year 2000 compliance matters in the three areas noted in the preceding sentence, and believes that such expenditures were adequate to address Year 2000 compliance matters. The management fee paid by the Partnership to the Hamilton Company was not increased as of result of these expenses, and such expenses were not passed on to the Partnership in any manner. The Partnership has not yet experienced any material difficulties or problems relating to Year 2000 problem issues.

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

    Since October 1992, the General Partner employed the Hamilton Partnership as the management company to manage the Partnership's and its Subsidiary Partnership's properties. During 1996, The Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company, a Massachusetts corporation, was the 99% general partner of Hamilton Partnership. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "ITEM 11. EXECUTIVE COMPENSATION" for information concerning fees paid by the Partnership to the Hamilton Company during 1999.

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

NAME AND POSITION                        AGE                          OTHER POSITIONS
-----------------                      --------   --------------------------------------------------------
Ronald Brown.........................     64      Associate, Hamilton Realty Company (since 1967);
  President, Clerk and Director                   Treasurer, R. Brown Partners Inc. (since 1985),
  (since 1984)                                    President, Secretary and sole proprietor (since April
                                                  1989); Member, Greater Boston Real Estate Board (since
                                                  1981); Director, Brookline Chamber of Commerce (since
                                                  1978); Trustee of Trustee of Reservations (since 1988);
                                                  Director, Brookline Music School (since 1993);
                                                  President, Brookline Chamber of Commerce (1990-1992);
                                                  Director, Coolidge Corner Theater Foundation
                                                  (1990-1993); President, Brookline Property Owner's
                                                  Association (1981-1990); Trustee, Brookline Hospital
                                                  (1982-1989), Director, Brookline Symphony Orchestra
                                                  (since 1996), Treasurer, Brookline Greenspace Alliance.

Harold Brown.........................     75      Sole proprietor, Hamilton Realty (since 1955); Trustee
  Treasurer and Director (since 1984)             of Wedgestone Realty Investors Trust (1982-1985);
                                                  Chairman of the Board and principal stockholder of the
                                                  Wedgestone Advisory Corporation (1980-1985); Director of
                                                  AFC Financial Corp. (1983-1985); Member, Greater Boston
                                                  Real Estate Board; Director, Coolidge Bank and Trust
                                                  (1980-1983).

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

    Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required the Partnership believes that during the 1999 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Harold Brown failed to timely file certain Forms 4 covering one or more transactions involving the purchase by Harold Brown of Depositary Receipts through the open market.

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

    In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the management company, Hamilton Company. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The total Management Fee charged by Hamilton Company during 1999 was approximately $820,000. In 1999, the Partnership and its Subsidiary Partnerships also paid Hamilton Company Administrative Fees of approximately $611,000 inclusive of construction supervision and architectural fees of $178,000, repairs and maintenance service fees of $191,000, legal fees of $154,000, and rental fees and miscellaneous charges of $88,000. No sales commissions were paid to the management companies in 1999. In addition, during 1999 the Partnership paid Hamilton Company $65,000 for certain accounting services, which were provided by an outside company prior to 1993, and approximately $327,000 for construction costs capitalized in rental properties.

    The management services provided by Hamilton Company include, but are not limited to, collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of Hamilton Company to provide asset management services to the Partnership for which the Partnership paid approximately $33,000 in 1999.

    Members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown receive $300 for each committee meeting attended. The Advisory Committee held 6 meetings during 1999. Included in the construction supervision fees mentioned above is $24,000 in 1999 and 1998, respectively which were paid by Hamilton Company to Ronald Brown.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of February 15, 2000, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Boston EquiServe Limited Partnership ("Boston EquiServe"), which under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of February 15, 2000, pursuant to the Deposit Agreement, Boston EquiServe was serving as the record holder of the Class A Units with respect to which 1,110,416 Depositary Receipts had been issued to 1,342 holders. As of February 15, 2000, there were issued and outstanding 27,336 Class A Units held by 1,263 limited partners and 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below.

    The following table sets forth certain information regarding each class of Partnership Units beneficially owned on February 15, 2000 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and
(iii) all directors and officers of the General Partner as a group. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

                                                                                                              GENERAL
                                          CLASS A                           CLASS B                         PARTNERSHIP
                               -----------------------------     -----------------------------     -----------------------------
                                                    % OF                              % OF                              % OF
                                NUMBER OF       OUTSTANDING       NUMBER OF       OUTSTANDING       NUMBER OF       OUTSTANDING
          5% OWNERS               UNITS            UNITS            UNITS            UNITS            UNITS            UNITS
        DIRECTORS AND          BENEFICIALLY     BENEFICIALLY     BENEFICIALLY     BENEFICIALLY     BENEFICIALLY     BENEFICIALLY
          OFFICERS                OWNED            OWNED            OWNED            OWNED            OWNED            OWNED
-----------------------------  ------------     ------------     ------------     ------------     ------------     ------------
Harold Brown.................          (1)             (1)          24,761(2)          75%(2)              (3)          100%(3)
  c/o New England
  Realty Associates
  Limited Partnership
  39 Brighton Ave.
  Allston, MA 02110
NERA 1994 Irrevocable                  (1)             (1)               0              0                 0               0
  Trust......................
  c/o Lane & Altman
  101 Federal St.
  Boston, MA 02110
Ronald Brown.................       755(4)          0.5%(4)          8,254             25%                 (3)          100%(3)
  c/o New England
  Realty Associates
  Limited Partnership
  39 Brighton Ave.
  Allston, MA 02110
NewReal, Inc.................         0               0                  0              0             1,738             100%
  39 Brighton Ave.
  Allston, MA 02134
All directors and officers
  as a group.................     9,364(5)          6.8%(5)         33,015(6)         100%(6)              (3)          100%(3)

------------------------------

(1) 1,600 Depositary Receipts are held of record by Harold Brown and 98,394 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 9,999 Class A Units and the Trust may be deemed to beneficially own approximately 9,839 Class A Units.
    Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Luci Daley Vincent and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 99,994 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

    In 1999, Harold Brown loaned the Partnership $750,000 to purchase certain property, with interest at 10%. Total interest on the loan in 1999 was $2,083.

    In addition, Harold Brown was a limited partner as well as a general partner in West Peabody L.P. which owned a 125,000 square foot office and warehouse building in West Peabody, Massachusetts. Harold Brown's total interest in the West Peabody L.P. was 79.0%. This property was disposed of in 1998.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

       The following Financial Statements are included in this Form 10-K:

           Independent Auditors' Report

           Consolidated Balance Sheets at December 31, 1999 and 1998

           Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

    (b) Reports on Form 8-K, together with an amendment to the same.

                         SELECTED FINANCIAL INFORMATION

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                                -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT INFORMATION
Revenues......................  $20,278,146   $18,447,450   $17,506,971   $16,634,883   $12,459,478
Expenses......................   17,406,542    16,461,723    16,383,317    15,909,234    15,575,565
Income (Loss) from
  Operations..................    2,871,604     1,985,727     1,123,654       725,649    (3,116,087)
Other Income..................      777,407       239,292       144,977       186,781       241,276
Net Income (Loss).............    3,649,011     2,225,019     1,268,631       912,430    (2,874,811)
Net Income (Loss) per Unit....        21.06         12.84          7.30          5.17        (16.23)
Distributions to Partners per
  Unit........................        13.20          8.20          8.80          6.80          6.80
Net Income (Loss) per
  Depositary Receipt..........         2.11          1.28           .73           .52         (1.62)
Distributions to Partners per
  Depositary Receipt..........         1.32           .82           .88           .68           .68

BALANCE SHEET INFORMATION
Total Assets..................   87,668,120    58,406,104    58,147,503   $58,788,939   $59,750,970
Net Real Estate Investments...   81,274,293    50,868,382    51,575,342    52,239,981    51,688,269
Total Debt Outstanding........   77,530,651    51,322,552    51,956,821    52,538,499    53,072,037
Partners' Capital.............    5,637,661     4,271,880     3,465,230     3,898,498     4,323,402

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

                                                       NEW ENGLAND REALTY ASSOCIATES
                                                       LIMITED PARTNERSHIP

                                                       By:             /s/ NEWREAL, INC.,
                                                            -----------------------------------------
                                                                       its General Partner

                                                       By:               /s/ RONALD BROWN
                                                            -----------------------------------------
                                                                     Ronald Brown, PRESIDENT

                                                       Dated: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President and Director
                  /s/ RONALD BROWN                       of the General Partner
     -------------------------------------------         (Principal Executive         March 30, 2000
                    Ronald Brown                         Officer)

                                                       Treasurer and Director
                  /s/ HAROLD BROWN                       of the General Partner
     -------------------------------------------         (Principal Financial         March 30, 2000
                    Harold Brown                         Officer and Principal
                                                         Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT                       PAGE
-----------                ------------------------------------------------------------  --------
  (3)                      --Second Amended and Restated Contract of Limited              --
                             Partnership(1)
  (4)       (a)            --Specimen certificate representing Depositary Receipts(2)     --
            (b)            --Description of rights of holders of Partnership              --
                             securities*
            (c)            --Deposit Agreement, dated August 12, 1987, between the        --
                             General Partner and the First National Bank of Boston(3)
  (10)                     --Purchase and Sale Agreement by and between Sally A. Starr    --
                             and Lisa Brown, Trustees of Omnibus Realty Trust, a
                             nominee trust.(4)
  (21)                     --Subsidiaries of the Partnership.(5)                          --
  (27)                     --Financial Data Schedule of Partnership                       --
  (19)                     --8-K December 3, 1999                                         --
  (19)                     --8-K December 23, 1999                                        --
  (19)                     --Amended 8-K (Amended Reports Dated December 3, 1999 and      --
                             December 23, 1999

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

                          INDEPENDENT AUDITOR'S REPORT

The Partners

New England Realty Associates Limited Partnership

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiary Partnerships at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/S/ MILLER WACHMAN LLP
Certified Public Accountants

Boston, Massachusetts
February 18, 2000

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS

Rental Properties...........................................  $81,274,293   $50,868,382
Cash and Cash Equivalents...................................    1,244,438       623,078
Short-term Investments......................................       21,787     3,060,373
Rents Receivable............................................      686,706       509,914
Real Estate Tax Escrows.....................................      706,974       538,852
Prepaid Expenses and Other Assets...........................    2,113,495     1,710,537
Investment in Joint Venture.................................       29,035        58,910
Financing and Leasing Fees..................................    1,110,520     1,036,058
Mortgage Notes Receivable...................................      480,872            --
                                                              -----------   -----------
  TOTAL ASSETS..............................................  $87,668,120   $58,406,104
                                                              ===========   ===========

                           LIABILITIES AND PARTNERS' CAPITAL

Note Payable................................................  $   750,000   $        --
Mortgages Payable...........................................   77,530,651    51,322,552
Accounts Payable and Accrued Expenses.......................    1,103,458       868,425
Advance Rental Payments and Security Deposits...............    2,646,350     1,943,247
                                                              -----------   -----------
    TOTAL LIABILITIES.......................................   82,030,459    54,134,224

Commitments and Contingent Liabilities (Note 9)

Partners' Capital
  173,252 units outstanding in 1999 and 1998................    5,637,661     4,271,880
                                                              -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.....................  $87,668,120   $58,406,104
                                                              ===========   ===========

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenue
  Rental income.......................................  $20,099,480   $18,271,479   $17,313,181
  Laundry and sundry income...........................      178,666       175,971       193,790
                                                        -----------   -----------   -----------
                                                         20,278,146    18,447,450    17,506,971
                                                        -----------   -----------   -----------
Expense
  Administrative......................................    1,169,483     1,053,426       991,167
  Depreciation and amortization.......................    3,573,658     3,338,924     3,239,186
  Interest............................................    4,945,943     4,607,860     4,650,806
  Management fees.....................................      845,129       773,204       737,883
  Operating...........................................    1,882,804     1,900,211     1,962,124
  Renting.............................................      303,471       297,875       318,397
  Repairs and maintenance.............................    2,596,650     2,607,103     2,601,470
  Taxes and insurance.................................    2,089,404     1,883,120     1,882,284
                                                        -----------   -----------   -----------
                                                         17,406,542    16,461,723    16,383,317
                                                        -----------   -----------   -----------
  Income from Operations..............................    2,871,604     1,985,727     1,123,654
                                                        -----------   -----------   -----------
Other Income (Loss)
  Interest income.....................................      360,501       171,435       133,265
  Income (loss) from investment in joint venture......       34,188        16,714       (10,584)
  Income (loss) on short-term investments.............     (417,895)       51,143        22,296
  Gain on the sale of real estate.....................      800,613            --            --
                                                        -----------   -----------   -----------
                                                            777,407       239,292       144,977
                                                        -----------   -----------   -----------
Net Income............................................  $ 3,649,011   $ 2,225,019   $ 1,268,631
                                                        ===========   ===========   ===========
Net Income per Unit...................................  $     21.06   $     12.84   $      7.30
                                                        ===========   ===========   ===========
Weighted Average Number of Units Outstanding..........      173,252       173,252       173,855
                                                        ===========   ===========   ===========

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                        UNITS
                                         -------------------------------------------------------------------
                                               LIMITED                                     LESS
                                         -------------------                             TREASURY
                                                                 GENERAL                  UNITS
                                         CLASS A    CLASS B    PARTNERSHIP   SUB-TOTAL   AT COST     TOTAL
                                         --------   --------   -----------   ---------   --------   --------
Balance, January 1, 1997...............  144,180     34,243       1,802       180,225     5,062     175,163
Unit Buyback...........................       --         --          --            --     1,911      (1,911)
Distributions to Partners..............       --         --          --            --        --          --
Net Income.............................       --         --          --            --        --          --
                                         -------     ------       -----       -------     -----     -------
Balance, December 31, 1997               144,180     34,243       1,802       180,225     6,973     173,252
Distribution to Partners...............       --         --          --            --        --          --
Net Income.............................       --         --          --            --        --          --
                                         -------     ------       -----       -------     -----     -------
Balance, December 31, 1998               144,180     34,243       1,802       180,225     6,973     173,252
Distributions to Partners..............       --         --          --            --        --          --
Net Income.............................       --         --          --            --        --          --
                                         -------     ------       -----       -------     -----     -------
Balance, December 31, 1999               144,180     34,243       1,802       180,225     6,973     173,252
                                         =======     ======       =====       =======     =====     =======

                                                           PARTNERS' CAPITAL
                                         -----------------------------------------------------
                                                  LIMITED
                                         -------------------------
                                                                       GENERAL
                                           CLASS A       CLASS B     PARTNERSHIP      TOTAL
                                         ------------   ----------   -----------   -----------
Balance, January 1, 1997...............  $  3,115,865   $  743,473    $ 39,160     $ 3,898,498
Unit Buyback...........................      (139,268)     (33,077)     (1,741)       (174,086)
Distributions to Partners..............    (1,222,251)    (290,284)    (15,278)     (1,527,813)
Net Income.............................     1,014,905      241,040      12,686       1,268,631
                                         ------------   ----------    --------     -----------
Balance, December 31, 1997               $  2,769,251   $  661,152    $ 34,827       3,465,230
Distribution to Partners...............    (1,134,695)    (269,490)    (14,184)     (1,418,369)
Net Income.............................     1,780,015      422,754      22,250       2,225,019
                                         ------------   ----------    --------     -----------
Balance, December 31, 1998               $  3,414,571   $  814,416    $ 42,893     $ 4,271,880
Distributions to Partners..............    (1,826,584)    (433,814)    (22,832)     (2,283,230)
Net Income.............................     2,919,209      693,312      36,490       3,649,011
                                         ------------   ----------    --------     -----------
Balance, December 31, 1999               $  4,507,196   $1,073,914    $ 56,551     $ 5,637,661
                                         ============   ==========    ========     ===========

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1999          1998          1997
                                                        ------------   -----------   -----------
Cash Flows from Operating Activities
  Net income..........................................  $  3,649,011   $ 2,225,019   $ 1,268,631
                                                        ------------   -----------   -----------
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization.......................     3,573,658     3,338,924     3,239,186
  (Income) Loss from investments in partnerships and
    joint venture.....................................       (34,188)      (16,714)       10,584
  Gain on the sale of rental property.................      (800,613)           --            --
  Unrealized depreciation(appreciation) on short-term
    investments.......................................       417,895       (56,143)      (37,296)
  Decrease in rents receivable........................      (176,792)       94,436        83,895
  (Increase) in financing and leasing fees............      (344,110)      (48,757)      (20,524)
  Increase (Decrease) in accounts payable.............       235,033       (35,005)      218,804
  (Increase) Decrease in real estate tax escrow.......      (168,122)       31,861       (67,479)
  (Increase) Decrease in prepaid expenses and other
    assets............................................      (402,958)     (196,167)      181,867
  Increase in advance rental payments and security
    deposits..........................................       703,103       121,225       154,706
  (Increase) Decrease in short-term investments.......     2,620,691      (948,801)   (1,966,605)
                                                        ------------   -----------   -----------
  Total Adjustments...................................     5,623,597     2,284,859     1,797,138
                                                        ------------   -----------   -----------
Net cash provided by operating activities.............     9,272,608     4,509,878     3,065,769
                                                        ------------   -----------   -----------
Cash Flows from Investing Activities
  Distribution from joint venture.....................        64,064        33,271         7,684
  Purchase and improvement of rental properties.......   (11,030,171)   (2,323,710)   (2,164,204)
  Sale of rental property.............................       180,984            --            --
                                                        ------------   -----------   -----------
Net cash (used in) investing activities...............   (10,785,123)   (2,290,439)   (2,156,520)
                                                        ------------   -----------   -----------
Cash Flows from Financing Activities
  Principal payments and early repayment of mortgages
    payable...........................................      (876,154)     (634,269)     (581,678)
  Distributions to partners...........................    (2,283,230)   (1,418,369)   (1,527,813)
  Purchase of treasury units..........................            --            --      (174,086)
  Proceeds from notes payable.........................     5,293,259            --            --
                                                        ------------   -----------   -----------
Net cash provided by (used in) financing activities...     2,133,875    (2,052,638)   (2,283,577)
                                                        ------------   -----------   -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents.........................................       621,360       166,801    (1,374,328)
Cash and Cash Equivalents, Beginning..................       623,078       456,277     1,830,605
                                                        ------------   -----------   -----------
Cash and Cash Equivalents, Ending.....................  $  1,244,438   $   623,078   $   456,277
                                                        ============   ===========   ===========

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

    REVENUE RECOGNITION: Rental income from residential and commercial properties is recognized over the term of the related lease. Amounts 60 days in arrears are charged against income. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

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

    SHORT-TERM INVESTMENTS: The Partnership accounts for short-term investments in accordance with Statement of Financial Accounting Standards (FAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Partnerships consider short-term investments to be mutual funds and

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value with unrealized holding gains or losses reflected in earnings.

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 1999, 1998 or 1997. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At December 31, 1999 approximately $982,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment of $21,787 at December 31, 1999 is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

    ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $87,777, $96,224, and $123,215 in 1999, 1998 and 1997, respectively.

NOTE 2--RENTAL PROPERTIES

    Rental properties consist of the following:

                                                 DECEMBER
                                         -------------------------     USEFUL
                                            1999          1998          LIFE
                                         -----------   -----------   -----------
Land, improvements, and parking lots...  $16,992,349   $10,086,067   10-31 years
Buildings and improvements.............   82,422,016    56,546,885   15-31 years
Kitchen cabinets.......................    1,218,362     1,138,588    5-10 years
Carpets................................    1,232,720     1,176,261    5-10 years
Air conditioning.......................      279,807       281,776    7-10 years
Laundry equipment......................       53,672        58,081     5-7 years
Elevators..............................      161,391        57,952      20 years
Swimming pools.........................       42,450        42,450      10 years
Equipment..............................      845,009       649,370     5-7 years
Motor vehicles.........................       65,927        65,926       5 years
Fences.................................       36,717        18,624    5-10 years
Furniture and fixtures.................      438,548       390,209     5-7 years
Smoke alarms...........................       33,917        17,817     5-7 years
                                         -----------   -----------
                                         103,822,885    70,530,006
Less accumulated depreciation..........   22,548,592    19,661,624
                                         -----------   -----------
                                         $81,274,293   $50,868,382
                                         ===========   ===========

    Real estate and accumulated depreciation as of December 31, 1999 is:

                                                       INITIAL COST TO              COST                       GROSS AMOUNT AT
                                                       PARTNERSHIPS(1)           CAPITALIZED                   WHICH CARRIED AT
                                                  --------------------------    SUBSEQUENT TO                  CLOSE OF PERIOD
                                ENCUMBRANCES                     BUILDINGS     ACQUISITION (2)                    BUILDINGS
                              (FIRST MORTGAGES)      LAND       IMPROVEMENTS    IMPROVEMENTS        LAND         IMPROVEMENTS
                              -----------------   -----------   ------------   ---------------   -----------   ----------------
Condominium Units
Residential Units

Massachusetts...............     $        --      $    27,164   $   311,527      $   (28,004)    $    27,164     $   283,523
Westgate Apartments LLC
Residential Apartments

Woburn, Massachusetts.......     $11,864,999      $   461,300   $ 2,424,636      $ 4,569,960     $   461,300     $ 6,994,596
Coach L.P.
Residential Apartments

Acton, Massachusetts........     $ 1,142,215      $   140,600   $   445,791      $   445,662     $   140,600     $   891,453
Avon Street Apartments L.P.
Residential Apartments

Malden, Massachusetts.......     $ 1,711,906      $    62,700   $   837,318      $   356,758     $    62,700     $ 1,194,076
Middlesex Apartments L.P.
Residential Apartments

Newton, Massachusetts.......     $ 1,056,509      $    37,700   $   161,012      $   218,297     $    37,700     $   379,309
Clovelly Apartments L.P.
Residential Apartments

Nashua, New Hampshire.......     $ 1,999,830      $   177,610   $ 1,478,359      $   428,870     $   177,610     $ 1,907,229
Nashoba Apartments L.P.
Residential Apartments

Acton, Massachusetts........     $ 1,044,840      $    79,650   $   284,548      $   665,049     $    79,650     $   949,597
River Drive L.P.
Residential Apartments

Danvers, Massachusetts......     $ 1,482,698      $    72,525   $   587,777      $ 1,032,432     $    72,525     $ 1,620,209
Executive Apartments L.P.
Residential Apartments

Framingham, Massachusetts...     $ 1,717,611      $    91,400   $   740,360      $   873,879     $    91,400     $ 1,614,239
Olde English Apartments L.P.
Residential Apartments

Lowell, Massachusetts.......     $ 1,347,031      $    46,181   $   878,323      $   371,570     $    46,181     $ 1,249,893
Oak Ridge Apartments L.P.
Residential Apartments

Foxboro, Massachusetts......     $ 2,015,797      $   135,300   $   406,544      $ 1,071,842     $   135,300     $ 1,478,386
Commonwealth 1137 L.P.
Residential Apartments

Boston, Massachusetts.......     $ 1,214,633      $   342,000   $ 1,367,669      $   307,270     $   342,000     $ 1,674,939
Commonwealth 1144 L.P.
Residential Apartments


                                               ACCUMULATED         DATE
                                 TOTALS      DEPRECIATION (3)    ACQUIRED
                              ------------   ----------------   ----------
Condominium Units
Residential Units
Massachusetts...............  $    310,687     $   236,278      Various
Westgate Apartments LLC
Residential Apartments
Woburn, Massachusetts.......  $  7,455,896     $ 3,953,038      Sept. 1977
Coach L.P.
Residential Apartments
Acton, Massachusetts........  $  1,032,053     $   603,635      Sept. 1977
Avon Street Apartments L.P.
Residential Apartments
Malden, Massachusetts.......  $  1,256,776     $   894,368      Sept. 1977
Middlesex Apartments L.P.
Residential Apartments
Newton, Massachusetts.......  $    417,009     $   190,597      Sept. 1977
Clovelly Apartments L.P.
Residential Apartments
Nashua, New Hampshire.......  $  2,084,839     $ 1,428,921      Sept. 1977
Nashoba Apartments L.P.
Residential Apartments
Acton, Massachusetts........  $  1,029,247     $   524,937      Sept. 1977
River Drive L.P.
Residential Apartments
Danvers, Massachusetts......  $  1,692,734     $   943,358      Sept. 1977
Executive Apartments L.P.
Residential Apartments
Framingham, Massachusetts...  $  1,705,639     $ 1,127,956      Sept. 1977
Olde English Apartments L.P.
Residential Apartments
Lowell, Massachusetts.......  $  1,296,074     $   902,749      Sept. 1977
Oak Ridge Apartments L.P.
Residential Apartments
Foxboro, Massachusetts......  $  1,613,686     $   782,051      Sept. 1977
Commonwealth 1137 L.P.
Residential Apartments
Boston, Massachusetts.......  $  2,016,939     $   303,867      July 1995
Commonwealth 1144 L.P.
Residential Apartments

    Real estate and accumulated depreciation as of December 31, 1999 is:

                                                       INITIAL COST TO              COST                       GROSS AMOUNT AT
                                                       PARTNERSHIPS(1)           CAPITALIZED                   WHICH CARRIED AT
                                                  --------------------------    SUBSEQUENT TO                  CLOSE OF PERIOD
                                ENCUMBRANCES                     BUILDINGS     ACQUISITION (2)                    BUILDINGS
                              (FIRST MORTGAGES)      LAND       IMPROVEMENTS    IMPROVEMENTS        LAND         IMPROVEMENTS
                              -----------------   -----------   ------------   ---------------   -----------   ----------------
Boston, Massachusetts.......     $ 5,074,888      $ 1,410,000   $ 5,664,816      $   710,942     $ 1,410,000     $ 6,375,758
Boylston Downtown L.P.
Residential Apartments

Boston, Massachusetts.......     $ 7,458,607      $ 2,112,000   $ 8,593,111      $ 1,729,919     $ 2,112,000     $10,323,030
North Beacon 140 L.P.
Residential Units

Boston, Massachusetts.......     $ 3,332,650      $   936,000   $ 3,762,013      $   842,412     $   936,000     $ 4,604,425
Redwood Hills L.P.
Residential Units

Worcester, Massachusetts....     $ 4,390,709      $ 1,200,000   $ 4,810,604      $   943,833     $ 1,200,000     $ 5,754,437
East Hampton L.P.
Strip Shopping Mall

East Hampton, Connecticut...     $ 1,348,419      $   394,011   $ 1,182,031      $ 1,274,128     $   394,011     $ 2,456,159
Timpany Plaza L.P.
Shopping Mall

Gardner, Massachusetts......     $ 3,351,133      $   378,125   $ 4,729,978      $   719,633     $   378,125     $ 5,449,611
Lewiston Mall L.P. (4)
Shopping Mall

Lewiston, Maine.............     $ 2,756,037      $ 1,043,059   $ 3,694,731      $   475,127     $ 1,043,059     $ 4,169,858
Linhart L.P.
Residential/Commercial

Newton, Massachusetts.......     $ 1,251,488      $   385,000   $ 1,540,000      $   795,062     $   385,000     $ 2,335,062
Highland Street Apartments,
L.P.
Residential Apartments

Lowell, Massachusetts.......     $        --      $   156,000   $   634,085      $   194,185     $   156,000     $   828,270
Staples Plaza
Strip Mall

Framingham, Massachusetts...     $ 5,170,675      $ 3,280,000   $ 4,920,000      $        --     $ 3,280,000     $ 4,920,000
Hamilton Oaks Associates LLC
Residential Apartments

Brockton, Massachusetts.....     $11,600,000      $ 2,175,000   $12,325,000      $        --     $ 2,175,000     $12,325,000
WCB Associates LLC
Residential Apartments

Brockton, Massachusetts.....     $ 5,197,976      $ 1,335,000   $ 7,565,501      $        --     $ 1,335,000     $ 7,565,501

                                 $77,530,651      $16,478,325   $69,345,734      $17,998,826     $16,478,325     $87,344,560


                                               ACCUMULATED         DATE
                                 TOTALS      DEPRECIATION (3)    ACQUIRED
                              ------------   ----------------   ----------
Boston, Massachusetts.......  $  7,785,758     $ 1,246,639      July 1995
Boylston Downtown L.P.
Residential Apartments
Boston, Massachusetts.......  $ 12,435,030     $ 1,886,282      July 1995
North Beacon 140 L.P.
Residential Units
Boston, Massachusetts.......  $  5,540,425     $   856,444      July 1995
Redwood Hills L.P.
Residential Units
Worcester, Massachusetts....  $  6,954,437     $ 1,161,373      July 1995
East Hampton L.P.
Strip Shopping Mall
East Hampton, Connecticut...  $  2,850,170     $   959,197      Sept. 1984
Timpany Plaza L.P.
Shopping Mall
Gardner, Massachusetts......  $  5,827,736     $ 2,819,344      Sept. 1985
Lewiston Mall L.P. (4)
Shopping Mall
Lewiston, Maine.............  $  5,212,917     $   944,841      Feb. 1989
Linhart L.P.
Residential/Commercial
Newton, Massachusetts.......  $  2,720,062     $   476,083      Jan. 1995
Highland Street Apartments,
L.P.
Residential Apartments
Lowell, Massachusetts.......  $    984,270     $   165,555      Dec. 1996
Staples Plaza
Strip Mall
Framingham, Massachusetts...  $  8,200,000     $    95,667      May 1999
Hamilton Oaks Associates LLC
Residential Apartments
Brockton, Massachusetts.....  $ 14,500,000     $    27,810      Dec. 1999
WCB Associates LLC
Residential Apartments
Brockton, Massachusetts.....  $  8,900,501     $    17,602      Dec. 1999
                              $103,822,885     $22,548,592

------------------------

(1) The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2) Net of retirements, which are not significant.

(3) In 1999, rental properties were depreciated over the following estimated useful lives:

ASSETS                                                           LIFE
------                                                        -----------
Buildings and Improvements..................................  10-31 years
Other Categories of Assets..................................  5-10 years

(4) Initial costs and carrying values are net of $3,250,000 impairment loss.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)

    A reconciliation of rental properties and accumulated depreciation is as follows:

                                                     DECEMBER 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------   -----------   -----------
Rental Properties
  Balance, Beginning:................  $ 70,530,006   $68,597,312   $67,429,200
  Additions:
    Buildings, improvements, and
      other assets...................    33,855,292     2,323,710     2,164,204
                                       ------------   -----------   -----------
                                        104,385,298    70,921,022    69,593,404
Deduct:
  Write-off of retired or disposed
    assets...........................       562,413       391,016       996,092
                                       ------------   -----------   -----------
Balance, Ending......................  $103,822,885   $70,530,006   $68,597,312
                                       ============   ===========   ===========
  Accumulated Depreciation
    Balance, Beginning...............  $ 19,661,624   $17,021,970   $15,135,219
    Add:
      Depreciation for the year......     3,304,010     3,030,670     2,882,843
                                       ------------   -----------   -----------
                                         22,965,634    20,052,640    18,018,062
Deduct:
  Accumulated depreciation of retired
    or disposed assets...............       417,042       391,016       996,092
                                       ------------   -----------   -----------
  Balance, Ending....................  $ 22,548,592   $19,661,624   $17,021,970
                                       ============   ===========   ===========

    On May 27, 1999 the Partnership purchased a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8% mortgage on the property of $5,267,949, which matures in June 2016.

    On April 30, 1999, the Partnership sold the Willard Street apartments located in Quincy, Massachusetts for $850,000, resulting in a gain of $672,140. The purchaser paid $85,000 in cash, assumed the existing mortgage of approximately $285,000, and gave to the Partnership a mortgage note for the remaining $480,000. This 7.5% mortgage note is collateralized by other real estate owned by the purchaser and matures at the earlier of the refinancing of the purchased property or July 31, 2005, the maturity date of the assumed mortgage. This mortgage was paid on January 14, 2000.

    On August 5, 1999, the Partnership sold a condominium located at 566 Commonwealth Avenue in Boston, Massachusetts. The sale price was $168,000, and the gain of $128,473 is included in other income.

    On December 3, 1999, the Partnership acquired through a controlled affiliate, a 180-unit residential complex located in Brockton, Massachusetts for a purchase price of $8,900,000. This controlled affiliate assumed a 6.52% mortgage with an outstanding balance of $5,207,172 which has a maturity date of October 2008. The balance of the purchase price of $3,692,828 was paid from available cash.

    On December 23, 1999, the Partnership acquired through a controlled affiliate, a 268-unit residential complex and a 6,075 square-foot commercial building located in Brockton, Massachusetts for a purchase price of $14,500,000. The purchase was funded by a $11,600,000 mortgage, a $750,000 loan from the

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2--RENTAL PROPERTIES (CONTINUED)
majority shareholder of the General Partner (see Note 3) and $2,150,000 paid from available cash. The 7.84% mortgage matures in 2009 and is being amortized over 30 years.

    The operating results of the above acquired properties have been included in the consolidated statements of income since the dates of acquisition or sale. The following unaudited proforma results assume the acquisitions occurred at the beginning of 1998 and are based upon historical amounts adjusted for changes in interest expense and depreciation and amortization (stated in thousands except for per unit amounts):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Rental Income.............................................  $24,281    $23,213
Operating Income (loss)...................................    1,807      1,456
Net Income (loss).........................................    2,978      1,695
Income (loss) per unit....................................    17.19       9.28

    The proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at January 1, 1998 nor are these results necessarily indicative of future operating results.

NOTE 3--RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $819,929, $749,302, and $715,086 in 1999, 1998 and 1997, respectively. Advance rental payments and security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $325 paid in 1999; no fees were paid in 1998 and 1997.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. In 1999, 1998 and 1997, approximately $939,000, $671,000, and $751,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $505,000, $244,000, and $295,000 was capitalized in 1999, 1998 and 1997 in rental properties. Included in the 1999 expenses referred to above, approximately $192,000 is recorded in repairs and maintenance, $215,000 in administrative expense and, $27,000 in renting expense. Included in the 1998 expenses referred to above, approximately $219,000 is recorded in repairs and maintenance, $173,000 in administrative expense, and $35,000 in renting expense. Included in the 1997 expenses referred to above, approximately $235,000 is recorded in repairs and maintenance, $165,000 in administrative expense, and $47,000 in renting expense. Additionally in 1999, 1998 and 1997, the Partnership paid to the management company $65,000, $60,000, and $50,000 respectively for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at December 31, 1999 and 1998 is $114,155 and $115,271 due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 1999, 1998 or 1997.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3--RELATED PARTY TRANSACTIONS

    In 1996, prior to becoming an employee and President of Hamilton Company, the current President performed and continues to perform asset management consultancy services to the Partnership. This individual continues to receive asset management fees from the Partnership, receiving $32,650, $31,200, and $30,600 in 1999, 1998 and 1997, respectively.

    Included in prepaid expenses and other assets were amounts due from related parties of $937,157 and $534,357 at December 31, 1999 and 1998, respectively, representing Massachusetts tenant security and prepaid rent deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    See Note 10 for rental arrangements with Timpany Plaza joint venture. As described in Note 4, the Partnership had interests in certain entities in which the majority shareholder of the General Partner is also involved.

    On December 22, 1999, the Partnership borrowed $750,000 from the majority shareholder of the General Partner. This amount was paid directly to the seller of the Oak Apartments in Brockton, Massachusetts (see Note 2). This unsecured 10% note is due on December 22, 2001 or prepaid without penalty. Interest expense on this note was $2,083 for the period ended December 31, 1999.

NOTE 4--OTHER ASSETS

    Short-term investments are considered to be trading securities per FAS No. 115 and are carried on the balance sheet at their fair value. At December 31, 1999 mutual fund investments with a cost of $22,113 were recorded at a market value of $21,787. At December 31, 1998 mutual fund investments with a cost of $3,004,230, were recorded at a market value of $3,060,373.

    Included in prepaid expenses and other assets at December 31, 1999 and 1998 is approximately $456,000 and $567,000 respectively, held in escrow to pay future capital improvements.

    The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $29,035 and $58,910 at December 31, 1999 and December 31, 1998 respectively. In 1998, the Partnership disposed of a 10% ownership interest in a real estate partnership accounted for by the equity method and reduced to a carrying value of zero. This sale did not result in any proceeds to the Partnership. The majority shareholder of the General Partner was also the majority owner of this partnership.

    Financing and leasing fees of $1,110,520 and $1,036,058 are net of accumulated amortization of $1,261,148 and $1,215,506 in 1999 and 1998, respectively.

NOTE 5--MORTGAGES PAYABLE

    At December 31, 1999 and 1998, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 1999 the interest rate on these loans ranged from 7.07% to 9.25%, payable in monthly installments aggregating approximately $612,000 including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5--MORTGAGES PAYABLE (CONTINUED)
    Approximate annual maturities are as follows:

2000--current maturities....................................  $ 1,168,000
2001........................................................    1,269,000
2002........................................................    1,375,000
2003........................................................    1,490,000
2004........................................................    1,610,000
Thereafter..................................................   70,619,000
                                                              -----------
                                                              $77,531,000
                                                              ===========

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

    The Partnership declared distributions of $13.20 per unit in 1999, $8.20 per unit in 1998, and $8.80 per unit in 1997. The 1999 distribution included a special dividend of $3.50 per unit paid in March 1999. In January 2000, the Partnership declared a semi-annual dividend of $5.10 per unit and a special dividend of $4.00 per unit payable March 31, 2000.

    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
Net Income per Depositary Receipt.......................   $2.11      $1.28       $.73
                                                           =====      =====       ====

NOTE 8--CAPITAL REPURCHASE PLAN

    During 1997, the Partnership purchased 15,288 Depositary Receipts for a total cost of $139,268. In addition, 363 Class B and 19 General Partnership units were purchased in 1997 for a total cost of $34,819. The plan to purchase Depositary Receipts was terminated on December 10, 1997.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 8--CAPITAL REPURCHASE PLAN (CONTINUED)
    Treasury units at December 31, 1999 are as follows:

Class A.....................................................  5,681
Class B.....................................................  1,228
General Partnership.........................................     64
                                                              -----
                                                              6,973
                                                              =====

NOTE 9--COMMITMENTS AND CONTINGENCIES

    From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10--RENTAL INCOME

    In 1999, approximately 83% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 17% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                            COMMERCIAL
                                             PROPERTY
                                              LEASES     LAND LEASES     TOTAL
                                            ----------   -----------   ----------
2000......................................   2,493,000      150,000     2,643,000
2001......................................   2,165,000      150,000     2,315,000
2002......................................   2,055,000      150,000     2,205,000
2003......................................   1,871,000      150,000     2,021,000
2004......................................   1,604,000      150,000     1,754,000
Thereafter................................   9,213,000      800,000    10,013,000
                                            ----------    ---------    ----------
                                            19,401,000    1,550,000    20,951,000
                                            ==========    =========    ==========

    The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $933,000, $731,000, and $847,000 for the years ended
December 31, 1999, 1998, and 1997 respectively.

    In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years increasing each subsequent five-year period, with the average being $137,500 per year for the minimum 20-year term. Included in rents receivable at December 31, 1999 and 1998 is $175,000 and $167,500 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

    Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10--RENTAL INCOME (CONTINUED)
Partnership's share of income for the year ended December 31, 1999 and 1998 was $34,188 and $16,714, compared to a loss of $10,584 for the year ended
December 31, 1997.

    Rents receivable are net of allowances for doubtful accounts of $149,386 and $135,559 at December 31, 1999 and 1998, respectively.

NOTE 11--CASH FLOW INFORMATION

    During the year ended December 31, 1999, 1998, and 1997 cash paid for interest was $4,862,468, $4,543,330, and $4,595,922 respectively.

    Schedule of non-cash investing and financing transactions:

                                               MORTGAGE    PROPERTY    PROPERTIES
                                              REFINANCED     SOLD      PURCHASED        TOTAL
                                              ----------   --------   ------------   ------------
Sale (purchase) of rental properties........  $       --   $850,000   ($31,600,000)  ($30,750,000)
New mortgage on Westgate Apartments.........  12,000,000         --             --     12,000,000
                                              ----------   --------   ------------   ------------
                                              12,000,000    850,000    (31,600,000)   (18,750,000)
                                              ----------   --------   ------------   ------------
Non-cash investing and financing
  Mortgage debt.............................          --         --     22,075,121     22,075,121
  Note payable..............................          --         --        750,000        750,000
  Mortgage assumed by buyer.................          --   (284,128)            --       (284,128)
  Mortgage note received....................          --   (480,872)            --       (480,872)
  Payment of existing mortgage..............  (6,706,741)        --             --     (6,706,741)
                                              ----------   --------   ------------   ------------
Total non-cash investing and financing......  (6,706,741)  (765,000)    22,825,121     15,353,380
                                              ----------   --------   ------------   ------------
Cash received (paid)........................  $5,293,259   $ 85,000   ($ 8,774,879)  ($ 3,396,620)
                                              ==========   ========   ============   ============

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

NOTE 13--TAXABLE INCOME AND TAX BASIS

    Taxable income reportable by the Partners is different than financial statement income because of accelerated depreciation, different tax lives for some properties, impairment losses, and the inclusion for tax purposes of profits and losses realized on equity investments. Taxable income for 1999 is approximately $415,000 greater than financial statement income. Cumulative tax basis at December 31, 1999 is approximately $3,000,000 greater than the financial statement basis including the impairment loss of $3,250,000 recognized in 1995.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                        --------------------------------------------------------------------
                                        MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                           1999         1999          1999            1999          TOTAL
                                        ----------   ----------   -------------   ------------   -----------
Revenues..............................  $4,808,232   $4,866,403    $5,138,539      $5,464,972    $20,278,146
Expenses..............................   4,293,381    4,090,715     4,386,493       4,635,953     17,406,542
                                        ----------   ----------    ----------      ----------    -----------
Income from Operations................     514,851      775,688       752,046         829,019      2,871,604
Other Income..........................         218      596,576       148,472          32,141        777,407
                                        ----------   ----------    ----------      ----------    -----------
Net Income............................  $  515,069   $1,372,264    $  900,518      $  861,160    $ 3,649,011
                                        ==========   ==========    ==========      ==========    ===========
Net Income per Unit...................  $     2.97   $     7.92    $     5.20      $     4.97    $     21.06
Net Income per Depositary Receipt.....         .30          .79           .52             .50           2.11

                                                                 THREE MONTHS ENDED
                                        --------------------------------------------------------------------
                                        MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                           1998         1998          1998            1998          TOTAL
                                        ----------   ----------   -------------   ------------   -----------
Revenues..............................  $4,581,114   $4,586,024    $4,615,993      $4,664,319    $18,447,450
Expenses..............................   4,166,214    4,084,532     4,105,522       4,105,455     16,461,723
                                        ----------   ----------    ----------      ----------    -----------
Income from Operations................     414,900      501,492       510,471         558,864      1,985,727
Other Income..........................      28,808       48,624       141,037          20,823        239,292
                                        ----------   ----------    ----------      ----------    -----------
Net Income............................  $  443,708   $  550,116    $  651,508      $  579,687    $ 2,225,019
                                        ==========   ==========    ==========      ==========    ===========
Net Income per Unit...................  $     2.56   $     3.18    $     3.76      $     3.34    $     12.84
Net Income per Depositary Receipt.....  $      .26   $      .32    $      .37      $      .33    $      1.28