Form 10-Q
period 2000-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2000-05-15
CIK 746514

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

                         COMMISSION FILE NUMBER 0-12138

                NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MASSACHUSETTS                                 04-2619298
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                39 BRIGHTON AVENUE, ALLSTON, MASSACHUSETTS 02134
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (617) 783-0039

                                 NOT APPLICABLE
        (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR IF CHANGED
                               SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

==============================================================================

                NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                                      INDEX

                                                                          PAGE
  PART I -- FINANCIAL INFORMATION

       Balance Sheets as of March 31, 2000 and December 31, 1999.........   1

       Statements of Operations for the Three Months
       Ended March 31, 2000 and March 31, 1999...........................   2

       Statements of Cash Flows for the Three Months
       Ended March 31, 2000 and March 31, 1999...........................   3

       Statement of Changes in Partners' Capital.........................   4

       Notes to Financial Statements.....................................   5

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............................  11

  PART II -- OTHER INFORMATION

       Other Information.................................................   1

       Signatures........................................................   2

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,          DECEMBER 31,
                                                                              2000                1999
                                                                         --------------       --------------
                                                                           (Unaudited)
                             ASSETS
Rental Properties                                                          $ 80,454,036         $ 81,274,293
Cash and Cash Equivalents                                                     1,910,383            1,244,438
Short-term Investments                                                           22,540               21,787
Rents Receivable                                                                498,100              686,706
Real Estate Tax Escrows                                                         718,093              706,974
Prepaid Expenses and Other Assets                                             2,142,232            2,113,495
Investment in Joint Venture                                                      20,258               29,035
Financing and Leasing Fees                                                    1,072,464            1,110,520
Mortgage Notes Receivable                                                            --              480,872
                                                                           ------------         ------------
     TOTAL ASSETS                                                          $ 86,838,106         $ 87,668,120
                                                                           ============         ============


                LIABILITIES AND PARTNERS' CAPITAL
Note Payable                                                               $    750,000            $ 750,000
Mortgages Payable                                                            77,245,751           77,530,651
Accounts Payable and Accrued Expenses                                         1,155,175            1,103,458
Advance Rental Payments and Security Deposits                                 2,685,699            2,646,350
                                                                           ------------         ------------
     Total Liabilities                                                       81,836,625           82,030,459

Commitments and Contingent Liabilities (Note 9)

Partners' Capital
 173,252 units outstanding in 2000 and 1999                                   5,001,481            5,637,661
                                                                           ------------         ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 86,838,106         $ 87,668,120
                                                                           ============         ============

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                               (UNAUDITED)
                                                            2000         1999
                                                         ----------   -----------

Revenue
  Rental income                                          $6,377,062    $4,778,198
  Laundry and sundry income                                  59,183        30,034
                                                         ----------   -----------
                                                          6,436,245     4,808,232
                                                         ----------   -----------
Expense
 Administrative                                             314,775       289,924
 Depreciation and amortization                            1,158,566       854,492
 Interest                                                 1,595,377     1,162,835
 Management fees                                            282,058       206,780
 Operating                                                  855,506       656,563
 Renting                                                     43,160        51,754
 Repairs and maintenance                                    632,043       560,311
 Taxes and insurance                                        664,009       510,722
                                                         ----------   -----------
                                                          5,545,494     4,293,381
                                                         ----------   -----------
Income from Operations                                      890,751       514,851
                                                         ----------   -----------

Other Income (Loss)
  Interest income                                            40,074        58,322
  Income from investment in joint venture                     6,594         4,931
  Unrealized appreciation (depreciation) in investment          446       (63,035)
                                                         ----------   -----------
                                                             47,114           218
                                                         ----------   -----------
Net Income                                               $  937,865   $   515,069
                                                         ==========   ===========
Net Income per Unit                                      $     5.41   $      2.97
                                                         ==========   ===========
Weighted Average Number
 Of Units Outstanding                                       173,252       173,252
                                                         ==========   ===========

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                           (UNAUDITED)
                                                                                   --------------------------
                                                                                      2000           1999
                                                                                   -----------    -----------

Cash Flows from Operating Activities
   Net income                                                                      $   937,865    $   515,069
                                                                                   -----------    -----------
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                      1,158,566        854,492
  (Income) from investments in partnerships and joint venture                           (6,594)        (4,931)
  Unrealized depreciation (appreciation) on short-term investments                        (446)        63,035
  Decrease in rents receivable                                                         188,606         60,374
  (Increase) in financing and leasing fees                                             (12,098)      (200,082)
  Increase in accounts payable                                                          51,717         63,566
  (Increase) Decrease in real estate tax escrow                                        (11,119)        86,993
  (Increase) in prepaid expenses and other assets                                      (28,737)      (464,001)
  Increase in advance rental payments and security deposits                             39,349        202,781
  (Increase) in short-term investments                                                    (753)          --
                                                                                   -----------    -----------
  Total Adjustments                                                                  1,378,491        662,227
                                                                                   -----------    -----------
Net cash provided by operating activities                                            2,316,356      1,177,296


Cash Flows from Investing Activities
  Distribution from joint venture                                                       15,370         13,101
  Purchase and improvement of rental properties                                       (287,708)      (343,483)
  Purchase of short-term investment                                                       --       (4,520,770)
                                                                                   -----------    -----------
Net cash (used in) investing activities                                               (272,338)    (4,851,152)
                                                                                   -----------    -----------
Cash Flows from Financing Activities
  Principal payments and early repayment of mortgages payable                         (284,900)      (151,916)
  Distributions to partners                                                         (1,574,045)    (1,401,073)
  Proceeds from the refinancing                                                           --        5,283,025
  Proceeds from note receivable                                                        480,872           --
                                                                                   -----------    -----------
Net cash provided by (used in) financing activities                                 (1,378,073)     3,730,036
                                                                                   -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                   665,945         56,180
Cash and Cash Equivalents, Beginning                                                 1,244,438        623,078
                                                                                   -----------    -----------
Cash and Cash Equivalents, Ending                                                  $ 1,910,383    $   679,258
                                                                                   ===========    ===========

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                   Limited
                           --------------------------     General
                             Class A        Class B      Partnership    Total
                           -----------    -----------    ----------- -----------

Balance, January 1, 1999   $ 3,414,571    $   814,416    $ 42,893    $ 4,271,880

Distribution to Partners    (1,120,858)      (266,204)    (14,011)    (1,401,073)

Net Income                     412,054         97,863       5,150        515,067
                           -----------    -----------    --------    -----------
Balance, March 31, 1999    $ 2,705,767    $   646,075    $ 34,032    $ 3,385,874
                           ===========    ===========    ========    ===========

Units authorized and
  issued, net of 6,973
  Treasury Units at
  March 31, 1999               138,602         32,918       1,732        173,252
                           ===========    ===========    ========    ===========

Balance, January 1, 2000   $ 4,510,129    $ 1,071,156    $ 56,376    $ 5,637,661

Distribution to Partners    (1,259,236)      (299,069)    (15,740)    (1,574,045)

Net Income                     750,292        178,194       9,379        937,865
                           -----------    -----------    --------    -----------
Balance, March 31, 2000    $ 4,001,185    $   950,281    $ 50,015    $ 5,001,481
                           ===========    ===========    ========    ===========

Units authorized and
  issued, net of 6,973
  Treasury Units at
  March 31, 2000               138,602         32,918       1,732        173,252
                           ===========    ===========    ========    ===========

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

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

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2000 or 1999. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At March 31, 2000 approximately $1,709,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment of $22,540 at March 31, 2000 is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $20,156, and $15,338 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:

                                                         MARCH 31,        DECEMBER 31,          USEFUL
                                                           2000              1999                LIFE
                                                       ------------       ------------        -----------
Land, improvements, and parking lots                   $ 16,992,349       $ 16,992,349        10-31 years
Buildings and improvements                               82,545,364         82,422,016        15-31 years
Kitchen cabinets                                          1,256,192          1,218,362         5-10 years
Carpets                                                   1,256,483          1,232,720         5-10 years
Air conditioning                                            279,806            279,807         7-10 years
Laundry equipment                                            53,672             53,672          5-7 years
Elevators                                                   161,391            161,391           20 years
Swimming pools                                               51,650             42,450           10 years
Equipment                                                   890,498            845,009          5-7 years
Motor vehicles                                              100,655             65,927            5 years
Fences                                                       37,166             36,717         5-10 years
Furniture and fixtures                                      449,712            438,548          5-7 years
Smoke alarms                                                 36,102             33,917          5-7 years
                                                       ------------       ------------
                                                        104,111,040        103,822,885
Less accumulated depreciation                            23,657,004         22,548,592
                                                       ------------       ------------
                                                       $ 80,454,036       $ 81,274,293
                                                       ============       ============

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $282,058 and $206,780 for the three months ended March 31, 2000 and 1999, respectively. Advance rental payments and security deposits are held in escrow by the management company (see
Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $680 paid in the three months ended March 31, 2000 and $325 paid in the year ended December 31, 1999.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA which would otherwise be paid to a third party for professional services. During the three months ended March 31, 2000 and 1999, approximately $112,000, and $132,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $25,000, and $36,000 was capitalized during the three months ended March 31, 2000 and 1999 in rental properties. Included in the 2000 expenses referred to above, approximately $40,000 is recorded in repairs and maintenance and $47,000 in administrative expense. Included in the 1999 expenses referred to above, approximately $56,000 is recorded in repairs and maintenance and $38,000 in administrative expense. Additionally in each of the quarters ended March 31, 2000 and 1999, the Partnership paid to the management company $18,675 and $16,250 respectively for in-house accounting services, which were previously provided by an outside company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such commissions were paid in 2000 or 1999.

In 1996, prior to becoming an employee and President of Hamilton Company, the current President performed and continues to perform asset management consultancy services to the Partnership. This individual continues to receive asset management fees from the Partnership, receiving $10,000 during the three months ended March 31, 2000 and $7,650 during the three months ended March 31, 1999.

Included in prepaid expenses and other assets were amounts due from related parties of $955,467 at March 31, 2000 and $937,157 at December 31, 1999
representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

See Note 10 for rental arrangements with Timpany Plaza joint venture. As described in Note 4, the Partnership had interests in certain entities in which the majority shareholder of the General Partner is also involved.

On December 22, 1999, the Partnership borrowed $750,000 from the majority shareholder of the General Partner (see Note 2). This unsecured 10% note is due on December 22, 2001 or prepayable without penalty. Interest expense on this note was $9,167 for the three months ended March 31, 2000 and $2,083 for the period ending December 31, 1999. On April 6, 2000, this note was paid in full to the majority shareholder of the General Partner.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 4--OTHER ASSETS

Short-term investments are considered to be trading securities per FAS No. 115 and are carried on the balance sheet at their fair value. At March 31, 2000 mutual fund investments with a cost of $22,094 was recorded at a market value of $22,540.

Included in prepaid expenses and other assets at March 31, 2000 and December 31, 1999 is approximately $567,000 and $456,000 respectively, held in escrow to pay future capital improvements.

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $20,258 and $29,035 at March 31, 2000 and December 31, 1999 respectively.

Financing and leasing fees of $1,072,464 and $1,110,520 are net of accumulated amortization of $1,311,302 and $1,261,148 at March 31, 2000 and December 31, 1999, respectively.

NOTE 5--MORTGAGES PAYABLE

At March 31, 2000 and December 31, 1999, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2000 the interest rate on these loans ranged from 6.52% to 9.25%, payable in monthly installments aggregating approximately $612,000 including interest, to various dates through 2017. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities at March 31, 2000 are as follows:

                  2001--current maturities          $  1,195,000
                  2002                                 1,294,000
                  2003                                 1,403,000
                  2004                                 1,516,000
                  2005                                 1,647,000
                  Thereafter                          70,191,000
                                                    ------------
                                                    $ 77,246,000
                                                    ============

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

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

In January 2000, the Partnership declared a semi-annual dividend of $5.10 per unit and a special dividend of $4.00 per unit payable March 31, 2000. The Partnership declared distributions of $13.20 per unit in 1999. The 1999 distribution included a special dividend of $3.50 per unit paid in March 1999.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                              Three Months Ended
                                                    March 31,
                                              ---------------------
                                              2000            1999
                                              ----            ----
Net Income per Depositary Receipt             $.54            $.28
                                              ====            ====


NOTE 8--TREASURY UNITS

Treasury units at March 31, 2000 are as follows:

Class A                                     5,681
Class B                                     1,228
General Partnership                            64
                                            -----
                                            6,973
                                            -----

NOTE 9--COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnerships are not involved in any material pending legal proceedings.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 10--RENTAL INCOME

During the three months ended March 31, 2000, approximately 83% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 17% was related to commercial properties which have minimum future annual rental income on noncancellable operating leases at March 31, 2000 as follows:

                      COMMERCIAL
YEAR ENDED             PROPERTY
MARCH 31,               LEASES          LAND LEASES           TOTAL
                      -----------     --------------        -----------
2001                  $ 2,523,000         $  150,000        $ 2,673,000
2002                    2,249,000            150,000          2,399,000
2003                    2,122,000            150,000          2,272,000
2004                    1,991,000            150,000          2,141,000
2005                    1,599,000            152,500          1,751,500
Thereafter              9,056,000            760,000          9,816,000
                      -----------         ----------        -----------
                      $19,540,000         $1,512,500        $21,052,500
                      ===========         ==========        ===========

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $361,000 and $277,000, for the three months ended March 31, 2000 and 1999, respectively.

In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years increasing each subsequent five-year period, with the average being $137,500 per year for the minimum 20-year term. Included in rents receivable at March 31, 2000 and December 31, 1999 is $209,375 and $175,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income for the three months ended March 31, 2000 and 1999 was $6,594 and $4,931, respectively.

Rents receivable are net of allowances for doubtful accounts of $183,882 and $149,386 at March 31, 2000 and December 31, 1999, respectively.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $890,751 for the three months ended March 31, 2000, compared to $514,851 for the three months ended March 31, 1999, an increase of $375,900.

The rental activity is summarized as follows:

                                           Occupancy Date
                               May 5, 2000                      April 29, 1999
--------------------------------------------------------------------------------
RESIDENTIAL
Units                              2099                               1668
Vacancies                            24                                 25
Vacancy rate                        1.1%                               1.5%
COMMERCIAL
Total square feet               503,375                            457,700
Vacancy                          65,000                             69,000
Vacancy rate                         13%                                15%
--------------------------------------------------------------------------------
                                       Rental Income (in thousands)
                                   2000                              1999
--------------------------------------------------------------------------------

Total rents                    $  6,377                           $ 4,778
Residential percentage               83%                               85%
Commercial percentage                17%                               15%
Contingent rentals             $    361                           $   271


Rental income for the three months ended March 31, 2000 was approximately $6,377,000 compared to approximately $4,778,000 for the three months ended March 31, 1999, an increase of approximately $1,599,000 (33%). Approximately $1,248,000 of this increase represents rental income from properties acquired or sold subsequent to the first quarter of 1999. More specifically, since March 31, 1999 the Partnership acquired two residential apartment complexes, comprising a total of 448 units, and a 39,600 square foot commercial building. The Partnership also sold a 16 unit residential apartment complex and a condominium unit. In addition to the net increase in rental income at properties that were acquired or sold, rental income increased at the Partnership's existing residential and commercial properties due to improved occupancy levels as well as rental rate increases. Rental income at the Partnership's existing residential properties increased due to increased demand for rental units in the greater Boston area. Average rental rate increases at the residential properties range from 2-9% and vacancies have remained relatively stable. Rental income at the Partnership's existing commercial properties has increased approximately $52,000 due to improved occupancy at the Timpany Plaza.

Expenses for the three months ended March 31, 2000 were approximately $5,545,000 compared to approximately $4,293,000 for the three months ended March 31, 1999, an increase of approximately $1,252,000. This increase includes approximately $1,235,000 in expenses related to the acquired properties, offset by a decrease in expenses of $33,480 as a result of the sale of Williard Street apartments sold in April 1999. Other increases unrelated to the acquisition or sale of properties include an increase in depreciation and amortization of approximately $86,000 (10%) due to continued capital improvements to the Partnership properties; an increase in taxes and insurance of approximately $26,000 (5%) due to an increase in real estate taxes; and an increase in the management fee of approximately $16,000 (7%) due to the increase in rental income. These increases are offset by a decrease in renting expenses of approximately $18,000(34%) due to a decrease in advertising expenses and rental commissions due to lower tenant turnover. Repairs and maintenance expenses also decreased approximately
$37,000 (7%) due to significant repairs done to the Partnership properties in 1999.

Interest income was approximately $40,000 for the three months ended March 31, 2000, compared to approximately $58,000 for the three months ended March 31, 1999, a decrease of approximately $18,000. This decrease is due to a decrease in the average cash balance available for investment in 2000.

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

The Partnership's share of income for 2000 in the joint venture at the Timpany Plaza Shopping Center was approximately $6,600 compared to approximately $5,000 in 1999, an increase of approximately $1,600. This increase in income is due to rental rate increases in 2000.

As a result of the changes discussed above, net income for the three months ended March 31, 2000 was approximately $938,000 compared to approximately $515,000 for the three months ended March 31, 1999, an increase of approximately $423,000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2000 and 1999 was the collection of rents, sale of real estate, and the refinancing of a Partnership property. The majority of cash and cash equivalents of approximately $1,910,000 at March 31, 2000 and approximately $1,244,000 at December 31, 1999 was held in an interest bearing account. The Partnership's short-term investments are approximately $22,000 at March 31, 2000 and December 31, 1999 of which approximately $7,000 is invested in a Massachusetts Municipal Bond Fund and approximately $15,000 is invested in a U.S. Treasury Fund.

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

On May 27, 1999, the Partnership purchased a 39,600-square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8.5% mortgage of approximately $5,200,000 which matures in 2016. The balance of $3,000,000 was funded from the Partnership's cash reserves.

On December 3, 1999, the Partnership acquired, through a controlled affiliate, a 180-unit residential complex located in Brockton, Massachusetts for a purchase price of $8,900,000. This controlled affiliate assumed a 6.52% mortgage with an outstanding balance of $5,207,172 which has a maturity date of October 2008. The balance of the purchase price of $3,692,828 was paid from available cash.

On December 23, 1999, the Partnership acquired, through a controlled affiliate, a 268-unit residential complex and a 6,075 square-foot commercial building located in Brockton, Massachusetts for a purchase price of $14,500,000. The purchase was funded by a $11,600,000 mortgage, a $750,000 loan from the majority shareholder of the General Partner, and $2,150,000 paid from available cash. The 7.84% mortgage matures in 2009 and is being amortized over 30 years.

During the three months ended March 31, 2000, the Partnership completed certain improvements to its properties at a total cost of approximately $288,000. The most significant improvements were made at the following properties: approximately $37,000 at Hamilton Oak Apartments in Brockton, Massachusetts; approximately $34,000 at the Westgate Apartments in Woburn, Massachusetts; approximately $32,000 at the Lewiston Mall in Lewiston, Maine; and approximately $24,000 at 62 Boylston Street Apartments in Boston, Massachusetts. Additional capital improvements of approximately $20,000, $15,000, and $14,000 were made at 1131-1137 Commonwealth Avenue, 1144-1160 Commonwealth Avenue and Redwood Hills, respectively.

In addition to the improvements made in the first quarter of 2000, the Partnership plans to invest approximately $3,216,000 in capital improvements, during 2000 of which approximately $3,155,000 is designated for residential properties and approximately $61,000 for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

The Partnership anticipates that cash from operations and interest-bearing investments and mortgage refinancing will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing existing properties if insufficient funds exist from cash reserves to repay existing mortgages or if funds for future acquisitions are not available.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results; fluctuations in the residential real estate market in the greater metropolitan Boston, Massachusetts area and the commercial real estate rental market in New England; heating and other utility costs, and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. These risks could cause the Partnership's actual results for fiscal year 2000 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Partnership. The foregoing list of factors and the two more specific factors identified below should not be construed as exhaustive or as an admission regarding the adequacy or disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.

The Partnership has received an offer to purchase Timpany Plaza in Gardner, Massachusetts and is negotiating a purchase and sale agreement for Lewiston Mall in Lewiston, Maine. No assurances can be made that the sales of these properties will be consummated.

A major tenant of the Lewiston Mall LP in Lewiston, Maine, which paid approximately $111,000 in the first three months of 2000 and $274,000 in 1999, can terminate its lease with nine months notice, effective January 1, 1997. The Partnership is currently negotiating to obtain a long term lease. The Partnership, at this time, cannot make any assurances that the tenant will renew its lease for this space.

Year 2000

The Hamilton Company, Inc. (the "Hamilton Company"), the company employed by the Partnership to perform the management functions for the Partnership's properties, addressed the Partnership's "Year 2000 compliance" in three areas: Partnership operations, potential problems with vendors, and potential problems with tenants. The Hamilton Company incurred expenses in excess of $200,000 on Year 2000 compliance matters in the three areas noted in the preceding sentence, and believes that such expenditures were adequate to address year 2000 compliance matters. The management fee paid by the Partnership to the Hamilton Company was not increased as of a result of these expenses and such expenses were not passed on to the Partnership in any manner. The Partnership has not yet experienced any material difficulties or problems relating to Year 2000 problem issues.

                NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE OMITTED BECAUSE THEY ARE INAPPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)       Exhibits

         27       Financial Data Schedule

  b) Reports on Form 8-K:

         During the period for which this report is filed, the Company filed with the Commission the following report on Form 8-K:

The Registrant reported on December 22, 1999, the acquisition of property for a total purchase price of $8.9 million, as described in the Form 8-K.

The Registrant reported on January 14, 2000, the acquisition of property for a total purchase price of $14.5 million, as described in the Form 8-K.

The Registrant filed an amendment to Form 8-K on March 28, 2000, to include the audited financial statements of the acquired properties reported in the Form 8-K filed on December 22, 1999 and January 14, 2000, as described in the Amendment No. 1 to Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New England Realty Associates Limited Partnership. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          New England Realty Associates Limited Partnership
                          -------------------------------------------------
                                            (REGISTRANT)


                          By:   NEW REAL, INC.
                                Its General Partner

                          By:  /s/  Ronald Brown
                              ------------------------
                              RONALD BROWN, PRESIDENT

DATED: MAY 15, 2000