Form 10-Q
period 2000-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2000-08-11
CIK 746514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

        MASSACHUSETTS                      04-2619298(I.R.S. Employer
 (State or Other Jurisdiction                 Identification No.)
     of Incorporation or
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP INDEX

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

  Consolidated Balance Sheets as of June 30, 2000 and
    December 31, 1999.......................................         2

  Consolidated Statements of Income for the Three Months
    Ended June 30, 2000 and June 30, 1999 and the Six
    Months Ended June 30, 2000 and June 30, 1999............         3

  Consolidated Statement of Changes in Partners' Capital....         4

  Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2000 and June 30, 1999...................         5

  Condensed Notes to Consolidated Financial Statements......         6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................        14

PART II--OTHER INFORMATION

  Signatures................................................        18

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,
                                                                 2000       DECEMBER 31,
                                                              (UNAUDITED)       1999
                                                              -----------   ------------
                           ASSETS
Rental Properties...........................................  $75,451,929   $81,274,293
Cash and Cash Equivalents...................................    4,179,656     1,244,438
Short-term Investments......................................       22,834        21,787
Rents Receivable............................................      683,534       686,706
Real Estate Tax Escrows.....................................      737,504       706,974
Prepaid Expenses and Other Assets...........................    2,956,664     2,113,495
Investment in Joint Venture.................................       16,425        29,035
Financing and Leasing Fees..................................      980,866     1,110,520
Mortgage Notes Receivable...................................            0       480,872
                                                              -----------   -----------
      TOTAL ASSETS..........................................  $85,029,412   $87,668,120
                                                              ===========   ===========
             LIABILITIES AND PARTNERS' CAPITAL
Note Payable................................................  $         0   $   750,000
Mortgages Payable...........................................   74,224,304    77,530,651
Accounts Payable and Accrued Expenses.......................    1,177,377     1,103,458
Advance Rental Payments and Security Deposits...............    2,839,685     2,646,350
                                                              -----------   -----------
      Total Liabilities.....................................   78,241,366    82,030,459
Commitments and Contingent Liabilities (Note 9)
Partners' Capital
  173,252 units outstanding in 2000 and 1999................    6,788,046     5,637,661
                                                              -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.....................  $85,029,412   $87,668,120
                                                              ===========   ===========

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSIP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                               -----------------------   ------------------------
                                                  2000         1999         2000          1999
                                               ----------   ----------   -----------   ----------
Revenues
  Rental income..............................  $6,461,321   $4,824,390   $12,838,383   $9,602,588
  Laundry and sundry income..................      67,891       42,013       127,074       72,047
                                               ----------   ----------   -----------   ----------
                                                6,529,212    4,866,403    12,965,457    9,674,635
                                               ----------   ----------   -----------   ----------
Expenses
  Administrative.............................     285,647      246,266       600,422      536,190
  Depreciation and amortization..............   1,172,308      876,814     2,330,874    1,731,306
  Interest...................................   1,569,774    1,197,794     3,165,151    2,360,629
  Management Fees............................     271,925      206,589       553,983      413,369
  Operating..................................     552,702      349,531     1,408,208    1,006,094
  Renting....................................      62,328       76,513       105,488      128,267
  Repairs and maintenance....................     759,993      661,950     1,392,036    1,222,261
  Taxes and insurance........................     657,843      475,258     1,321,852      985,980
                                               ----------   ----------   -----------   ----------
                                                5,332,520    4,090,715    10,878,014    8,384,096
                                               ----------   ----------   -----------   ----------
Income from Operations.......................   1,196,692      775,688     2,087,443    1,290,539
                                               ----------   ----------   -----------   ----------
Other Income(Loss)
  Interest income............................      32,097      117,747        72,171      176,069
  Income from investment in joint venture....      11,228        9,299        17,822       14,230
  Unrealized appreciation (depreciation) in
    investment...............................         (20)    (206,594)          426     (269,629)
  Gain on the sale of real estate............     546,568      676,124       546,568      676,124
                                               ----------   ----------   -----------   ----------
                                                  589,873      596,576       636,987      596,794
                                               ----------   ----------   -----------   ----------
Net Income...................................  $1,786,565   $1,372,264   $ 2,724,430   $1,887,333
                                               ==========   ==========   ===========   ==========
Net Income per Unit..........................  $    10.31   $     7.92   $     15.73   $    10.89
                                               ==========   ==========   ===========   ==========
Weighted Average Number of Units
  Outstanding................................     173,252      173,252       173,252      173,252
                                               ==========   ==========   ===========   ==========

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                  (UNAUDITED)

                                                       LIMITED
                                               ------------------------     GENERAL
                                                 CLASS A      CLASS B     PARTNERSHIP      TOTAL
                                               -----------   ----------   -----------   -----------
Balance, January 1, 1999.....................  $ 3,414,571   $  814,416     $42,893     $ 4,271,880
Distribution to Partners.....................   (1,120,858)    (266,204)    (14,011)     (1,401,073)
Net Income...................................    1,509,866      358,593      18,874       1,887,333
                                               -----------   ----------     -------     -----------
Balance, June 30, 1999.......................  $ 3,803,579   $  906,805     $47,756     $ 4,758,140
                                               ===========   ==========     =======     ===========
Units authorized and issued, net of 6,973
  Treasury Units at June 30, 1999............      138,602       32,918       1,732         173,252
                                               ===========   ==========     =======     ===========
Balance, January 1, 2000.....................  $ 4,510,129   $1,071,156     $56,376     $ 5,637,661
Distribution to Partners.....................   (1,259,236)    (299,069)    (15,740)     (1,574,045)
Net Income...................................    2,179,544      517,642      27,244       2,724,430
                                               -----------   ----------     -------     -----------
Balance, June 30, 2000.......................  $ 5,430,437   $1,289,729     $67,880     $ 6,788,046
                                               ===========   ==========     =======     ===========
Units authorized and issued, net of 6,973
  Treasury Units at June 30, 2000............      138,602       32,918       1,732         173,252
                                               ===========   ==========     =======     ===========

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
Cash Flows from Operating Activities
  Net income................................................  $ 2,724,430   $  1,887,333
                                                              -----------   ------------
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization.............................    2,330,874      1,731,306
  (Income) from investments in partnerships and joint
    venture.................................................      (17,822)       (14,230)
  Gain on the sale of rental property.......................     (546,568)      (676,124)
  (Appreciation) depreciation on short-term investments.....         (426)       269,629
  Decrease in rents receivable..............................        3,172         37,732
  (Increase) in financing and leasing fees..................      (37,414)      (230,149)
  Increase in accounts payable..............................       73,919        235,700
  (Increase) Decrease in real estate tax escrow.............      (30,530)        21,219
  (Increase) in prepaid expenses and other assets...........     (843,169)      (407,092)
  Increase in advance rental payments and security
    deposits................................................      193,345        400,393
  (Increase) decrease in notes receivable...................      480,782       (480,782)
                                                              -----------   ------------
  Total Adjustments.........................................    1,606,163        887,602
                                                              -----------   ------------
Net cash provided by operating activities...................    4,330,593      2,774,935
                                                              -----------   ------------
Cash Flows from Investing Activities
  Distribution from joint venture...........................       30,432         27,480
  Purchase and improvement of rental properties.............     (601,130)    (9,213,149)
  Maturity of short-term investments........................            0      2,033,832
  Purchase of short-term investment.........................            0     (4,594,918)
  Net proceeds from the sale of rental property.............    4,805,715        850,000
Net cash provided by (used in) investing activities.........    4,235,017    (10,896,755)
                                                              -----------   ------------
Cash Flows from Financing Activities Payment of notes
  payable...................................................     (750,000)            --
  Principal payments and early repayment of mortgages
    payable.................................................   (3,306,347)      (482,540)
  Distributions to partners.................................   (1,574,045)    (1,401,073)
  Proceeds from the refinancing.............................            0      5,283,025
  Proceeds from notes payable...............................            0      5,244,113
                                                              -----------   ------------
Net cash provided by (used in) financing activities.........   (5,630,392)     8,643,525
                                                              -----------   ------------
Net Increase in Cash and Cash Equivalents...................    2,935,218        521,705
Cash and Cash Equivalents, Beginning........................    1,244,438        623,078
                                                              -----------   ------------
Cash and Cash Equivalents, Ending...........................  $ 4,179,656   $  1,144,783
                                                              ===========   ============

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS: New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties were restructured into separate subsidiary limited partnerships without any change in the historical cost basis.

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

                                  (UNAUDITED)

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

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2000 or 1999. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At June 30, 2000 approximately $3,900,000 of cash and cash equivalents exceeded federally insured amounts. The mutual fund investment of $22,834 at June 30, 2000 is subject to price volatility associated with any interest-bearing investment. Fluctuations in actual interest rates affect the value of these investments.

    ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $41,383, and $30,409 for the six months ended June 30, 2000 and 1999, respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2--RENTAL PROPERTIES

    Rental properties consist of the following:

                                                          JUNE 30,      DECEMBER,      USEFUL
                                                            2000          1999          LIFE
                                                         -----------   -----------   -----------
Land, improvements, and parking lots...................  $15,951,390   $16,992,349   10-31 years
Buildings and improvements.............................   78,594,402    82,422,016   15-31 years
Kitchen cabinets.......................................    1,310,427     1,218,362    5-10 years
Carpets................................................    1,299,643     1,232,720    5-10 years
Air conditioning.......................................      201,790       279,807    7-10 years
Laundry equipment......................................       53,672        53,672     5-7 years
Elevators..............................................      161,392       161,391      20 years
Swimming pools.........................................       60,850        42,450      10 years
Equipment..............................................      904,874       845,009     5-7 years
Motor vehicles.........................................      100,655        65,927       5 years
Fences.................................................       37,563        36,717    5-10 years
Furniture and fixtures.................................      464,965       438,548     5-7 years
Smoke alarms...........................................       35,469        33,917     5-7 years
                                                         -----------   -----------
                                                          99,177,092   103,822,885
Less accumulated depreciation..........................   23,725,163    22,548,592
                                                         -----------   -----------
                                                         $75,451,929   $81,274,293
                                                         ===========   ===========

    On June 28, 2000 the Partnership sold the Lewiston Mall Shopping Center, located in Lewiston, Maine. The property was sold for $5,100,000 and the gain of $546,568 on the sale is included in other income.

NOTE 3--RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $541,000 and approximately $401,000 for the six months ended June 30, 2000 and 1999, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $122 paid in the six months ended June 30, 2000 and $325 paid in the year ended December 31, 1999.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA which would otherwise be paid to a third party for professional services. During the six months ended June 30, 2000 and 1999, approximately $369,000 and $359,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $138,000 and $141,000 was capitalized during the six months ended June 30, 2000 and 1999 in rental properties. Included in the 2000 expenses referred to above, approximately $91,000 is recorded in repairs and maintenance, $87,000 in administrative expense and approximately $16,000 is included in

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED) renting expense. Included in the 1999 expenses referred to above, approximately $100,000 is recorded in repairs and maintenance, $80,000 in administrative expense and approximately $5,000 is included in renting expense. Additionally in each of the six months ended June 30, 2000 and 1999, the Partnership paid to the management company $37,350 and $32,500 respectively for in-house accounting services, which were previously provided by an outside company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. In connection with the sale of the Lewiston Mall Shopping Center, the Partnership paid a commission of $153,000 to the management company in June 2000. No such commissions were paid in 1999.

    In 1996, prior to becoming an employee and President of The Hamilton Company, the current President performed and continues to perform asset management consultancy services to the Partnership. This individual continues to receive asset management fees from the Partnership, receiving $20,000 during the six months ended June 30, 2000 and $32,650 during the year ended December 31, 1999.

    Included in prepaid expenses and other assets were amounts due from related parties of $1,016,283 at June 30, 2000 and $937,157 at December 31, 1999
representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    See Note 10 for rental arrangements with Timpany Plaza joint venture. As described in Note 4, the Partnership had interests in certain entities in which the majority shareholder of the General Partner is also involved.

    On December 22, 1999, the Partnership borrowed $750,000 from the majority shareholder of the General Partner. This amount was paid directly to the seller of the Oak Apartments in Brockton, Massachusetts. This unsecured 10% note was due on December 22, 2001 or prepayable without penalty. Interest expense on this note was $20,000 for the period ended April 6, 2000 and $2,083 for the period ending December 31, 1999. On April 6, 2000, this note was paid in full to the majority shareholder of the General Partner.

NOTE 4--OTHER ASSETS

    Short-term investments are considered to be trading securities per FAS No. 115 and are carried on the balance sheet at their fair value. At June 30, 2000 mutual fund investments with a cost of $22,408 was recorded at a market value of $22,834. At June 30, 1999 mutual fund investments with a cost of $5,414,481, was recorded at a market value of $5,144,852.

    Included in prepaid expenses and other assets at June 30, 2000 and December 31, 1999 is approximately $690,000 and $456,000 respectively, held in escrow to pay future capital improvements.

    The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $16,425 and $29,035 at June 30, 2000 and December 31, 1999 respectively.

    Financing and leasing fees of $980,866 and $1,110,520 are net of accumulated amortization of $1,428,216 and $1,261,148 at June 30, 2000 and December 31, 1999, respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5--MORTGAGES PAYABLE

    At June 30, 2000 and December 31, 1999, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2000 the interest rate on these loans ranged from 6.52% to 9.25%, payable in monthly installments aggregating approximately $589,000 including interest, to various dates through 2017. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value. The majority of the mortgages are subject to prepayment penalties.

    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

    Approximate annual maturities at June 30, 2000 are as follows:

2001--current maturities....................................  $   791,000
2002........................................................      855,000
2003........................................................      924,000
2004........................................................      995,000
2005........................................................    1,080,000
Thereafter..................................................   69,579,000
                                                              -----------
                                                              $74,224,000
                                                              ===========

    The above maturity schedule reflects the refinancings described in note 14, subsequent events.

NOTE 6--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

    The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits. Security deposits are held in escrow by another entity owned by the majority shareholder of the General Partner (see Note 3).

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

    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7--PARTNERS' CAPITAL (CONTINUED)
units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net Income per Depositary Receipt...........................   $1.57      $1.09
                                                               =====      =====

NOTE 8--TREASURY UNITS

    Treasury units at June 30, 2000 are as follows:

Class A.....................................................   5,681
Class B.....................................................   1,228
General Partnership.........................................      64
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

NOTE 10--RENTAL INCOME

    During the six months ended June 30, 2000, approximately 83% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 17% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                         COMMERCIAL
                                                          PROPERTY
YEAR ENDED JUNE 30                                         LEASES      LAND LEASES      TOTAL
------------------                                       -----------   -----------   -----------
2001...................................................  $ 1,945,000   $  150,000    $ 2,095,000
2002...................................................    1,840,000      150,000      1,990,000
2003...................................................    1,729,000      150,000      1,879,000
2004...................................................    1,696,000      150,000      1,846,000
2005...................................................    1,330,000      155,000      1,485,000
Thereafter.............................................    8,909,000      720,000      9,629,000
                                                         -----------   ----------    -----------
                                                         $17,449,000   $1,475,000    $18,924,000
                                                         ===========   ==========    ===========

    The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10--RENTAL INCOME (CONTINUED)
estate taxes. Aggregate contingent rentals were approximately $686,000 and $933,000, for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively.

    In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years increasing each subsequent five-year period, with the average being $137,500 per year for the minimum 20-year term. Included in rents receivable at June 30, 2000 and December 31, 1999 is $168,750 and $175,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

    Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income for the six months ended June 30, 2000 and 1999 was $17,822 and $14,230, respectively.

    Rents receivable are net of allowances for doubtful accounts of $206,415 and $149,386 at June 30, 2000 and December 31, 1999, respectively.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

NOTE 12--CASH FLOW INFORMATION

    Cash paid for interest for the six months ended June 30, 2000 and 1999 was approximately $3,100,000 and $2,300,000, respectively.

NOTE 13--TAXABLE INCOME AND TAX BASIS

    Taxable income reportable by the Partners is different than financial statement income because of accelerated depreciation, different tax lives for some properties, impairment losses, and the inclusion for tax purposes of profits and losses realized on equity investments. Taxable income for 1999 was approximately $415,000 greater than financial statement income.

    The sale of the Lewiston Mall Shopping Center in 2000 resulted in a statement gain of approximately $550,000. This sale will result in a long term capital loss for tax purposes of approximately $2,750,000 due to an impairment loss of approximately $3,250,000 recorded in 1995.

NOTE 14--SUBSEQUENT EVENTS

    In July 2000, nine of the Partnerships' mortgages were refinanced and one new mortgage was incurred on a previously debt free property. An additional two mortgages are scheduled for refinancing at the end of August. The total of the 12 new mortgages is approximately $32,000,000; the repaid

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 14--SUBSEQUENT EVENTS (CONTINUED)
mortgages totaled approximately $24,000,000. The new 8.44% mortgages mature in 2010 and require interest only payments until maturity. The repaid mortgages had interest rates ranging 8.25% to 9.25% and were to mature in 2005. As a result of this new financing, the Partnership will record an extraordinary charge in the third quarter of 2000 of approximately $1,500,000 representing prepayment penalties of approximately $1,100,000 and the write off of deferred financing costs of approximately $400,000. New deferred financing fees of approximately $300,000 will be amortized over the 10 year maturities of the new mortgages using the interest rate method.

    In July the Partnership declared a semi-annual distribution of $5.60 per unit ($.56 per depositary receipt) payable on September 30, 2000 to holders of record as of September 15, 2000.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $1,196,692 during the three months ended June 30, 2000, compared to $775,688 for the three months ended June 30, 1999, an increase of $421,004. For the six months ended June 30, 2000, income from operations was $2,087,443 compared to $1,290,539 for the same period in 1999, an increase of $796,904.

    The rental activity is summarized as follows:

                                                              OCCUPANCY RATE
                                                            -------------------
                                                                AT JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Residential
  Units...................................................    2,099      1,652
  Vacancies...............................................       33         28
  Vacancy rate............................................      1.6%       1.7%

Commercial
  Total square feet.......................................  322,375    496,700
  Vacancy.................................................   56,000     70,000
  Vacancy rate............................................       17%        14%

                                                                RENTAL INCOME
                                                             -------------------
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Total rents................................................  $12,838     $9,603
Residential percentage.....................................       83%        86%
Commercial percentage......................................       17%        14%
Contingent rentals.........................................  $   648     $  461

    Rental income for the three months ended June 30, 2000 was $6,461,321 compared to $4,824,390 for the three months ended June 30, 1999, an increase of $1,636,931(34%). Approximately $1,273,000 of this increase represents rental income from properties acquired in 1999. Rental income for the six months ended June 30, 2000 was $12,838,383 compared to $9,602,588 for the six months ended June 30, 1999, an increase of $3,235,795 (34%). Approximately $2,533,000 of the increase for the six months ended June 30, 2000 represents rental income from properties acquired in 1999. More specifically, the Partnership acquired two residential apartment complexes in December 1999, comprising a total of 448 units, and a 39,600 square foot commercial building in May 1999. The Partnership also sold a 16 unit residential apartment complex and one condominium unit in April 1999. The 17 units which were sold in 1999 were not significant to this analysis. The Partnership sold the Lewiston Mall Shopping Center on June 28, 2000. Rental income at the existing commercial properties increased approximately $176,000 due to improved occupancy at the Timpany Plaza Shopping and 62 Boylston Street. Rental income at the existing residential properties increased approximately $527,000 for the six months ended June 30, 2000, due to increased rental rates.

    Expenses for the second quarter of 2000 were $5,332,520 compared to $4,090,715 for the same period in 1999, an increase of $1,241,805 (30%). This increase includes approximately $1,140,000 of expenses related to the properties acquired in 1999. Other increases unrelated to the acquired properties includes an increase in depreciation and amortization expense of approximately $87,000 (10%) due to ongoing capital improvements to Partnership properties; an increase in operating expenses of approximately $62,000(18%) due to an increase in heating costs; and an increase in taxes and insurance of approximately $57,000(12%) due to an increase in real estate taxes of $32,000 and the cost of insurance. The Partnership increased its coverage on properties, added earthquake and flood insurance in 2000 and it received a rebate of $7,000 in workman's compensation insurance during the first six months of 1999. These factors contributed to the increase in insurance expense in 2000. The Partnership also experienced decreases in expenses unrelated to the acquired properties. These decreases include approximately $38,000( 6%) in repairs and maintenance expenses; and approximately $23,000(31%) in renting expenses due to lower advertising costs and rental commissions.

    Expenses for the six months ended June 30, 2000 were $10,878,014 compared to $8,384,096 for the six months ended June 30, 1999 an increase of $2,493,918(30%). This increase includes approximately $2,327,000 which relates to the three new properties acquired during 1999. Unrelated to the acquisitions in 1999, depreciation and amortization expense increased approximately $213,000(12%); taxes and insurance increased approximately $83,000(8%); and operating expenses increased approximately $56,000(6%). Repairs and maintenance and renting expenses decreased approximately $74,000(6%) and approximately $41,000(32%), respectively. The reasons for these fluctuations are discussed in the preceding paragraph.

    As a result of the changes discussed above, income from operations for the three months ended June 30, 2000 was $1,196,692 compared to $775,688 for the three months ended June 30, 1999, an increase of $421,004(54%). Income from operations for the six months ended June 30, 2000 was $2,087,443 compared to $1,290,539 for the six months ended June 30, 2000, an increase of $796,904(62%).

    Interest income was $32,097 for the three months ended June 30, 2000, compared to $117,747 for the three months ended June 30, 1999, a decrease of $85,650. Interest income was $72,171 for the six months ended June 30, 2000, compared to $176,069 for the same period in 1999, a decrease of $103,898. This decrease is due to a decrease in the average cash balance available for investment in 2000 compared to 1999.

    The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two parties have agreed to relet the space formerly leased by the tenant, and divide the net income or loss after paying to the Partnership an annual rent of approximately $84,000. The Partnership's investment in the Timpany Plaza joint venture represents less than 1% of the Partnership's assets. The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was $11,228 for the three months ended June 30, 2000 compared to $9,299 for the same period in 1999, an increase of $1,929. For the six months ended June 30, 2000, the Partnership's share of income from the joint venture was $17,822 compared to $14,230 for the same period in 1999, an increase of $3,592. These increases are due to rental rate increases in 2000.

    Included in other income for the three and six months ended June 30, 2000 is a gain of $546,568 on the sale of the Lewiston Mall Shopping Center. Included in other income for the three months and six months ended June 30, 1999 is a gain of $676,124 from the sale of the Willard Street apartments and one condominium and a loss on investments of approximately $250,000.

    As a result of the changes discussed above, net income for the three months ended June 30, 2000 was $1,786,565 compared to $1,372,264 for the three months ended June 30, 1999, an increase of $414,301. Net income for the six months ended June 30, 2000 was $2,724,430 compared to $1,887,333 for the six months ended June 30, 1999, an increase of $837,097.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 2000 was the collection of rents, and the sale of a Partnership property. The majority of cash and cash equivalents of $4,179,656 at June 30, 2000 and $1,244,438 at December 31, 1999
was held in an interest bearing account.

    The Partnership's short-term investments are approximately $22,000 at June 30, 2000 and December 31, 1999, of which $7,000 was held in a Massachusetts Municipal Bond Fund and $15,000 is invested in a U.S. Treasury Fund.

    On June 28, 2000, the Partnership sold the Lewiston Mall Shopping Center. The property was sold for $5,100,000. The mortgage of approximately $2,900,000 was paid off and the net cash received by the Partnership after closing costs and operating adjustments was approximately $2,043,000. Rental income from the property was approximately $600,000 and $1,035,000 for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. Income from operations for the six months ended June 30, 2000 and year ended December 31, 1999 was approximately $130,000 and $125,000, respectively.

    On March 24, 1999, the Partnership refinanced the Westgate Apartments located in Woburn, Massachusetts. The new loan is $12,000,000 with an interest rate of 7.07%, and a term of 15 years, amortized over 25 years. The net cash of approximately $5,000,000 from this refinancing was used for acquisitions as well as the improvements of rental properties.

    On April 30, 1999, the Partnership sold the Willard Street Apartments located in Quincy, Massachusetts. The sale price was $850,000. The buyer assumed the first mortgage of approximately $285,000, and the Partnership took back a mortgage of approximately $480,000 at a rate of 7.5%. The net cash received from the sale of this property in April 1999 was approximately $85,000. The $480,000 mortgage was collected in full on January 14, 2000.

    On May 27, 1999, the Partnership purchased a 39,600 square foot commercial property known as Staples Plaza, located in Framingham, Massachusetts. The purchase price was $8,200,000. The Partnership assumed an 8% mortgage on the property of approximately $5,200,000 which matures in 2016 and the balance of approximately $3,000,000 was funded from the Partnership's cash reserves.

    On December 3, 1999, the Partnership acquired through a controlled affiliate, a 180 unit residential complex located in Brockton, Massachusetts for a purchase price of $8,900,000. This controlled affiliate assumed a 6.52% mortgage with an outstanding balance of $5,207,172 which has a maturity date of October 2008. The balance of the purchase price of $3,692,828 was paid from cash reserves.

    On December 23, 1999, the Partnership acquired, through a controlled affiliate, a 268-unit residential complex and a 6,075 square-foot commercial building located in Brockton, Massachusetts for a purchase price of $14,500,000. The purchase was funded by a $11,600,000 mortgage, a $750,000 loan from the majority shareholder of the General Partner, and $2,150,000 paid from available cash. The 7.84% mortgage matures in 2009 and is being amortized over 30 years. The loan from the majority shareholder of the General Partnership was paid in full on April 6, 2000.

    In July 2000, the Partnership refinanced nine properties and incurred a mortgage on one previously debt free property. The Partnership plans to refinance two additional properties in August 2000. The total of the new mortgages is approximately $32,000,000, the mortgages repaid were approximately $24,000,000. The proceeds of these refinancings is approximately $6,500,000 net of related expenses. (See Note 14 to the financial statements)

    During the six months ended June 30, 2000, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $600,000. The most significant improvements were made at the following properties: approximately $123,000 at 62 Boylston

Street in Boston, Massachusetts; approximately $60,000 at 1131-1137 Commonwealth Avenue in Boston, Massachusetts; and approximately $88,000 at Westgate Apartments in Woburn, Massachusetts. Additional improvements of approximately $36,000, and $59,000 were made at Redwood Hills and Hamilton Oaks, respectively. These improvements were funded from the escrow accounts previously established, as well as cash reserves.

    In addition to the improvements made to date in 2000, the Partnership and its Subsidiary Partnerships plan to invest an additional $1,500,000 in capital improvements during 2000 of which approximately $1,450,000 is designated for residential properties of which approximately $1,000,000 will be done at 62 Boylston Street and approximately $50,000 for commercial properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). This document contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results; fluctuations in the residential real estate market in the greater metropolitan Boston, Massachusetts area and the commercial real estate rental market in New England; heating and other utility costs, and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. These risks could cause the Partnership's actual results for fiscal year 2000 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Partnership. The foregoing list factors and the two more specific factors identified below should not be construed as exhaustive or as an admission regarding the adequacy or disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.

    The Partnership has signed a purchase and sale agreement, subject to further due diligence and inspection, for the sale of the Timpany Plaza Shopping Center. The sale price is approximately $4,900,000, and the gain and net cash received on the sale will be approximately $1,500,000. Rental income at Timpany Plaza was approximately $381,000 for the six months ended June 30, 2000 and approximately $640,000 for the year ended December 31, 1999. The loss from operations was approximately $100,000 and $334,000 for the six months ended June 30, 2000 and year ended December 31, 1999, respectively.

    In connection with the refinancings which took place subsequent to June 30,2000, the Partnership is considering to use the proceeds of the refinancing, as well as the Partnership's cash reserves to payoff the mortgage of approximately $7,400,000 on 62 Boylston Street, Boston, Massachusetts.

               NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
                           PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        Copies of the following Exhibits are furnished with this report.

        NO.                                             DESCRIPTION
        ---                                             -----------
                27                                Financial Data Schedule.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000

                                                       NEW ENGLAND REALTY ASSOCIATES LIMITED
                                                       PARTNERSHIP

                                                       By: NEWREAL, INC.
                                                          its General Partner

                                                       By:  /s/ RONALD BROWN
                                                            -----------------------------------------
                                                            Ronald Brown
                                                            President