Form 10-Q
period 2000-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2000-11-14
CIK 746514

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION

  Consolidated Balance Sheets as of September 30, 2000 and
    December 31, 1999.......................................         3

  Consolidated Statements of Income for the Three Months
    Ended September 30, 2000 and September 30, 1999 and the
    Nine Months Ended September 30, 2000 and
    September 30, 1999......................................         4

  Consolidated Statement of Changes in Partners' Capital....         5

  Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2000 and September 30, 1999.........         6

  Condensed Notes to Consolidated Financial Statements......         7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................        14

PART II--OTHER INFORMATION

  Signature.................................................        20

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                           SEPTEMBER 30,
                                                                                2000             DECEMBER 31,
                                                                            (UNAUDITED)             1999
                                                                          ______________       ______________

                       ASSETS
Rental Properties                                                          $ 74,894,601         $ 81,274,293
Cash and Cash Equivalents                                                     9,652,590            1,244,438
Short-term Investments                                                        3,000,000               21,787
Rents Receivable                                                                637,662              686,706
Real Estate Tax Escrows                                                         425,236              706,974
Prepaid Expenses and Other Assets                                             1,994,527            2,113,495
Investment in Joint Venture                                                       9,491               29,035
Financing and Leasing Fees                                                      919,542            1,110,520
Mortgage Notes Receivable                                                             0              480,872
                                                                           ------------         ------------
     TOTAL ASSETS                                                          $ 91,533,649         $ 87,668,120
                                                                           ============         ============


           LIABILITIES AND PARTNERS' CAPITAL
Note Payable                                                               $          0         $    750,000
Mortgages Payable                                                            81,850,086           77,530,651
Accounts Payable and Accrued Expenses                                         1,196,511            1,103,458
Advance Rental Payments and Security Deposits                                 2,800,734            2,646,350
                                                                           ------------         ------------
     Total Liabilities                                                       85,847,331           82,030,459

Commitments and Contingent Liabilities (Note 9)

Partners' Capital
173,252 units outstanding in 2000 and 1999                                    5,686,318            5,637,661
                                                                           ------------         ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 91,533,649         $ 87,668,120
                                                                           ============         ============

See notes to consolidated financial statements


       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                           2000             1999              2000               1999
                                                      ---------------  --------------- ---------------   ---------------
Revenues
 Rental income                                          $ 6,370,719      $ 5,079,121     $19,209,102       $14,681,709
 Laundry and sundry income                                   61,296           59,418         188,370           131,465
                                                      --------------     ------------   -----------        -----------
                                                          6,432,015        5,138,539      19,397,472        14,813,174
                                                      --------------     ------------   ------------       -----------
Expenses
 Administrative                                             280,134          246,677         880,556           782,867
 Depreciation and amortization                            1,125,504          903,154       3,456,378         2,634,460
 Interest                                                 1,632,189        1,262,990       4,797,340         3,623,619
 Management Fees                                            268,607          200,598         822,590           613,967
 Operating                                                  413,579          393,671       1,821,787         1,399,765
 Renting                                                     42,685          107,541         148,172           235,808
 Repairs and maintenance                                    876,351          752,519       2,268,387         1,974,780
 Taxes and insurance                                        625,874          519,343       1,947,725         1,505,323
                                                      -------------     ------------    ------------       -----------
                                                          5,264,923        4,386,493      16,142,935        12,770,589
                                                      -------------     ------------    ------------       -----------
Income from Operations                                    1,167,092          752,046       3,254,537         2,042,585
                                                      -------------     -------------   ------------       -----------

Other Income(Loss)
 Interest income                                            166,247          100,421         238,418           276,490
 Income from investment in joint venture                      9,561            7,510          27,383            21,740
 Unrealized appreciation (depreciation)
  in investment                                                   68          (83,567)            494          (353,196)

 Gain on the sale of real estate                                  0          124,108         546,568           800,232
                                                      -------------     -------------   ------------       -----------

                                                            175,876          148,472         812,863           745,266
                                                      -------------     -------------   ------------       -----------
Income before extraordinary item                          1,342,968          900,518       4,067,400         2,787,851

Extraordinary loss on extinguishment of debt             (1,476,055)               0      (1,476,055)                0
                                                      -------------     -------------   ------------       -----------

Net Income (loss)                                     $    (133,087)       $ 900,518      $2,591,345        $2,787,851
                                                      =============      ============   ============       ===========
Earnings per unit:
 Income before extraordinary items                    $        7.75        $    5.20      $    23.48        $    16.09
 Extraordinary loss on extinguishment of debt                 (8.52)               0           (8.52)                0
                                                      -------------      ------------   ------------       -----------
Net Income per Unit                                   $       (0.77)       $    5.20      $    14.96        $    16.09
                                                      =============      ============   ============       ===========
Weighted Average Number
 of Units Outstanding                                       173,252          173,252         173,252           173,252
                                                      =============      ============   ============       ===========


See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)


                                            Limited
                             ----------------------------------              General
                                Class A             Class B                 Partnership            Total
                             -------------        -------------          -------------         ------------
Balance, January 1, 1999      $  3,414,571            $  814,416            $    42,893           $ 4,271,880

Distribution to Partners        (1,826,584)             (433,814)               (22,832)           (2,283,230)

Net Income                       2,230,281               529,692                 27,878             2,787,851
                             -------------        --------------         --------------        --------------
Balance, Sept. 30, 1999         $3,818,268           $   910,294            $    47,939           $ 4,776,501
                             =============        ==============         ==============        ==============

Units authorized and
 issued, net of 6,973
 Treasury Units at
 Sept. 30, 1999                    138,602                32,918                  1,732              173,252
                             =============         =============         ==============       ==============

Balance, January 1, 2000        $4,510,129            $1,071,156            $    56,376           $5,637,661

Distribution to Partners        (2,034,150)             (483,111)               (25,427)          (2,542,688)

Net Income                       2,073,076               492,356                 25,913            2,591,345
                             -------------         -------------         --------------       --------------
Balance, Sept. 30, 2000         $4,549,055            $1,080,401            $    56,862          $ 5,686,318
                             =============         =============         ==============       ==============

Units authorized and
 issued, net of 6,973
 Treasury Units at
 Sept. 30, 2000                    138,602                32,918                  1,732              173,252
                             =============         =============         ==============      ==============



See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,

                                                                                        -------------------------------
                                                                                            2000            1999
                                                                                        ------------     --------------
Cash Flows from Operating Activities
  Net income                                                                          $   2,591,345      $   2,787,851
                                                                                       -------------      -------------
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                           3,456,378          2,634,460
  Extraordinary loss on early extinguishment of debt                                        337,998                  0
  (Income) from investments in partnerships and joint venture                               (27,383)           (21,740)
  Gain on the sale of rental property                                                      (546,568)          (800,232)
  (Appreciation) depreciation on short-term investments                                        (494)           353,196
  Decrease (increase) in rents receivable                                                    49,044            (42,869)
  (Increase) decrease in financing and leasing fees                                        (343,836)           (68,368)
  Increase in accounts payable                                                               93,053             74,516
  (Increase) decrease in real estate tax escrow                                             281,738             25,848
  (Increase) decrease in prepaid expenses and other assets                                  118,968           (869,149)
  Increase in advance rental payments and security deposits                                 154,384            260,381

                                                                                       -------------      -------------
  Total Adjustments                                                                       3,573,282          1,546,043
                                                                                       -------------      -------------
Net cash provided by operating activities                                                 6,164,627          4,333,894
                                                                                       -------------      -------------

Cash Flows from Investing Activities
 Distribution from joint venture                                                             46,927             42,567
 Purchase and improvement of rental properties                                           (1,139,017)        (9,504,028)
 Maturity of short-term investments                                                          22,281          4,501,074
 Purchase of short-term investment                                                       (3,000,000)        (7,419,653)
 Net proceeds from the sale of rental property                                            2,070,649            948,947
(Increase) decrease in notes receivable                                                     480,872           (480,872)
                                                                                       -------------      -------------
Net cash provided by (used in) investing activities                                      (1,518,288)       (11,911,965)
                                                                                       -------------      -------------
Cash Flows from Financing Activities
 Payment of notes payable                                                                  (750,000)                 0
 Principal payments of mortgages payable                                                   (764,000)          (873,292)
 Distributions to partners                                                               (2,542,688)        (2,283,230)
 Proceeds from the mortgages payable                                                      7,818,501          5,283,025
 Proceeds from notes payable                                                                      0          5,267,949
                                                                                       -------------      -------------
Net cash provided by financing activities                                                 3,761,813          7,394,452
                                                                                       -------------      -------------
Net Increase (Decrease) in Cash and Cash Equivalents                                      8,408,152           (183,619)
Cash and Cash Equivalents, Beginning                                                      1,244,438            623,078
                                                                                       -------------      -------------
Cash and Cash Equivalents, Ending                                                     $   9,652,590      $     439,459
                                                                                       =============      =============


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

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2000 or 1999. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At September 30, 2000 and 1999 approximately $12,000,000 and $238,000 of cash and cash equivalents exceeded federally insured amounts.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $63,090, and $51,076 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 2--RENTAL PROPERTIES


Rental properties consist of the following:


                                                    SEPTEMBER 30,      DECEMBER 31,            USEFUL
                                                        2000               1999                 LIFE
                                                  -----------------  ----------------      -------------

Land, improvements, and parking lots               $ 15,954,140       $ 16,992,349           10-31 years
Buildings and improvements                           78,926,880         82,422,016           15-31 years
Kitchen cabinets                                      1,374,517          1,218,362            5-10 years
Carpets                                               1,373,036          1,232,720            5-10 years
Air conditioning                                        224,666            279,807            7-10 years
Laundry equipment                                        53,670             53,672             5-7 years
Elevators                                               161,392            161,391              20 years
Swimming pools                                           60,850             42,450              10 years
Equipment                                               927,385            845,009             5-7 years
Motor vehicles                                          100,655             65,927               5 years
Fences                                                   37,566             36,717            5-10 years
Furniture and fixtures                                  477,084            438,548             5-7 years
Smoke alarms                                             35,469             33,917             5-7 years
                                                  -------------      --------------
                                                     99,707,310        103,822,885
Less accumulated depreciation                        24,812,709         22,548,592
                                                  -------------      --------------
                                                   $ 74,894,601       $ 81,274,293
                                                  =============      ==============


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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $809,000 and approximately $614,000 for the nine months ended September 30, 2000 and 1999, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $122 paid in the nine months ended September 30, 2000 and $325 paid in the year ended December 31, 1999.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA which would otherwise be paid to a third party for professional services. During the nine months ended September 30, 2000 and 1999, approximately $449,000 and $695,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $181,000 and $357,000 was capitalized during the nine months ended September 30, 2000 and 1999 in rental properties. Included in the 2000 expenses referred to above, approximately $113,000 is recorded in repairs and maintenance, and $147,000 in administrative expense and $27,000 in renting expenses. Included in the 1999 expenses referred to above, approximately $147,000 is recorded in repairs and maintenance, and $109,000 in administrative expense and $83,000 in renting expenses. Additionally in each of the nine months ended September 30, 2000 and 1999, the Partnership paid to the management company $56,025 and $48,750 respectively for in-house accounting services, which were previously provided by an outside company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. In connection with the sale of the Lewiston Mall Shopping Center, the Partnership paid a commission of $153,000 to the management company in September 2000. No such commissions were paid in 1999.

In 1996, prior to becoming an employee and President of The Hamilton Company, the current President performed and continues to perform asset management consultancy services to the Partnership. This individual continues to receive asset management fees from the Partnership, receiving $30,000 during the nine months ended September 30, 2000 and $32,650 during the year ended December 31, 1999.

Included in prepaid expenses and other assets were amounts due from related parties of $1,072,521 at September 30, 2000 and $937,157 at December 31, 1999 representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4--OTHER ASSETS

Short-term investments are considered to be trading securities per FAS No. 115 and are carried on the balance sheet at their fair value. At September 30, 2000 the Partnership held a $3,000,000 certificate of deposit which has an interest rate of 6.2%. At September 30, 1999 mutual fund investments with a cost of $5,506,499, was recorded at a market value of $5,153,303.

Included in prepaid expenses and other assets at September 30, 2000 and December 31, 1999 is approximately $336,000 and $456,000 respectively, held in escrow to pay future capital improvements.

The carrying value of the Partnership's 50% interest in the Timpany Plaza joint venture, at equity, is $9,491 and $29,035 at September 30, 2000 and December 31, 1999 respectively.

Financing and leasing fees of $919,542 and $1,110,520 are net of accumulated amortization of $551,522 and $1,261,148 at September 30, 2000 and December 31, 1999, respectively.


NOTE 5--MORTGAGES PAYABLE

At September 30, 2000 and December 31, 1999, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2000 the interest rate on these loans ranged from 6.52% to 8.78%, payable in monthly installments aggregating approximately $631,000 including interest, to various dates through 2017. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value. The majority of the mortgages are subject to prepayment penalties.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities at September 30, 2000 are as follows:

                  2001--current maturities            $   807,000
                  2002                                    872,000
                  2003                                    943,000
                  2004                                  1,016,000
                  2005                                  1,101,000
                  Thereafter                           77,111,000
                                                     ------------
                                                      $81,850,000
                                                     ============



During the third quarter of 2000, eleven of the Partnerships' mortgages were refinanced and one new mortgage was incurred on a previously debt free property. The total of the 12 new mortgages is approximately $32,000,000; the repaid mortgages totaled approximately $24,000,000. The new 8.44% mortgages mature in 2010 and require interest only payments until maturity. The repaid mortgages had interest rates ranging 8.25% to 9.25% and were to mature in 2005. As a result of this new financing, the Partnership has recorded an extraordinary charge in the third quarter of 2000 of approximately $1,476,000 representing prepayment penalties of approximately $1,004,000 and the write off of deferred financing costs of approximately $472,000. New deferred financing fees of approximately $337,000 will be amortized over the 10 year maturities of the new mortgages using the interest rate method.

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

In July, the Partnership declared a semi-annual distribution of $5.60 per unit ($.56 per depositary receipt) payable on September 30, 2000 to holders of record as of September 15, 2000. In January 2000, the Partnership declared a semi-annual dividend of $5.10 per unit and a special dividend of $4.00 per unit payable March 31, 2000. The Partnership declared distributions of $13.20 per unit in 1999. The 1999 distribution included a special dividend of $3.50 per unit paid in March 1999.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per unit:

                                                   Nine Months Ended
                                                      SEPTEMBER 30,
                                                ------------------------
                                                  2000            1999
                                                ---------      ---------

Earnings per Depositary Receipt:
Income before extraordinary item                  $2.35           $1.60
Extraordinary loss on extinguishment of debt       (.85)              0
                                                ---------      ---------
Net income per Depositary Receipt                 $1.50           $1.60
                                                =========      =========


NOTE 8--TREASURY UNITS

Treasury units at September 30, 2000 are as follows:

Class A                                     5,681
Class B                                     1,228
General Partnership                            64
                                          -------
                                            6,973
                                          =======

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 10--RENTAL INCOME

During the nine months ended September 30, 2000, approximately 85% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 15% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:


                         COMMERCIAL
                          PROPERTY
YEAR ENDED                 LEASES            LAND LEASES           TOTAL
---------------      ------------------    ----------------     -------------

2001                    $ 2,001,000           $ 150,000          $ 2,151,000
2002                      1,861,000             150,000            2,011,000
2003                      1,765,000             150,000            1,915,000
2004                      1,698,000             150,000            1,848,000
2005                      1,281,000             157,500            1,438,500
Thereafter                8,774,000             680,000            9,454,000
                     ------------------    -----------------    --------------
                        $17,380,000          $1,437,500          $18,817,500
                     ==================    =================    ==============


The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $913,000 and $933,000, for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

In August 1988, the Partnership entered into a land lease agreement with an existing tenant of the Timpany Plaza Shopping Center in Gardner, Massachusetts. The minimum annual rents are $110,000 per year for the first five years increasing each subsequent five-year period, with the average being $137,500 per year for the minimum 20-year term. Included in rents receivable at September 30, 2000 and December 31, 1999 is $165,625 and $175,000 respectively, representing the deferred rental income from this lease. There are also contingent rents based upon sales volume, common area maintenance, and other charges. This lease also provides for six extension periods of five years each at increased rents. The minimum rents pertaining to this agreement are reflected in the foregoing table.

Concurrently, the Partnership entered into a joint venture with this same tenant relating to the space formerly leased by the tenant. Under this arrangement, the two parties have agreed to relet the space and divide the net income or loss after paying to the Partnership an annual minimum rent of $84,546. The Partnership's share of income for the nine months ended September 30, 2000 and 1999 was $27,383 and $21,740, respectively.

Rents receivable are net of an allowance for doubtful accounts of $240,001 and $149,386 at September 30, 2000 and December 31, 1999, respectively.


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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 12--CASH FLOW INFORMATION

Cash paid for interest for the nine months ended September 30, 2000 and 1999 was approximately $4,718,000 and $3,571,000, respectively.

Non-cash investing and financing transactions are as follows:


                                               New                Property              Total
                                             Mortgages             Sold

                                         ----------------------------------------------------------
Sale (purchase) of rental properties        $         0          $ 5,100,000          $ 5,100,000
New mortgages                                31,650,000                    0           31,650,000
                                             ----------          -----------          -----------
                                             31,650,000            5,100,000           36,750,000
                                             ----------          -----------          -----------

Non-cash investing and financing
Mortgage debt                               (23,831,499)          (2,735,066)         (26,566,565)
                                             ----------          -----------          -----------
Total non-cash investing
   and financing                            (23,831,499)          (2,735,066)         (26,566,565)
                                             ----------          -----------          -----------
Cash received (paid)                        $ 7,818,501          $ 2,364,934          $10,183,435
                                             ==========          ===========          ===========


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


NOTE 14--SUBSEQUENT EVENT

On October 18, 2000, the Partnership acquired a 44 unit residential apartment complex know as the Brookside Apartments, located in Woburn, Massachusetts. The purchase price of $3,800,000 was funded from the Partnership's cash reserves.

MANAGEMENTS DISCUSSION AND ANALYSIS  OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $1,167,092 during the three months ended September 30, 2000, compared to $752,046 for the three months ended September 30, 1999, an increase of $415,046(56%). For the nine months ended September 30, 2000, income from operations was $3,254,537 compared to $2,042,585 for the same period in 1999, an increase of $1,211,952(60%).

The rental activity is summarized as follows:



                                                 Occupancy Rate
                                 -------------------------------------------------
                                                 At September 30,
                                       2000                            1999
                                 --------------------           ------------------
Residential
         Units................        2,099                           1,632
         Vacancies............           25                              22
         Vacancy rate.........          1.2%                            1.3%

Commercial
         Total square feet....      322,375                         496,700
         Vacancy..............       54,000                          81,000
         Vacancy rate.........           17%                             16%


                                            Rental Income (in thousands)
                                 -------------------------------------------------
                                                 Nine Months Ended
                                                    September 30,
                                       2000                            1999
                                 -------------------            -------------------

Total rents...................     $ 19,209                        $ 14,682
Residential percentage........           85%                             86%
Commercial percentage.........           15%                             14%
Contingent rentals............     $    913                        $    684


Rental income for the three months ended September 30, 2000 was $6,370,719 compared to $5,079,121 for the three months ended September 30, 1999, an increase of $1,291,598(25%). Approximately $1,093,000(85%) of this increase represents rental income from properties acquired during the last quarter of 1999. Rental income for the nine months ended September 30, 2000 was $19,209,102 compared to $14,681,709 for the nine months ended September 30, 2000, an increase of $4,527,393(31%). The rental income increase of approximately $4,527,000 for the nine months ended September 30, 2000 includes increases at the residential properties of approximately $4,002,000 and increases at the commercial properties of approximately $525,000. The significant increase at the residential properties includes approximately $3,185,000 at the two residential properties acquired at the end of 1999. The remaining increase of approximately $817,000 represents rental rate increases and high occupancy rates. The commercial increase for the nine months includes an increase of approximately $552,000 at properties acquired in 1999 and held for the entire nine months of 2000. Commercial rents also increased at the Timpany Plaza Shopping Center and at 62 Boylston Street totaling approximately $183,000 due to increased occupancy. These increases were offset by a reduction in rental income of approximately $215,000 at the Lewiston Mall Shopping Center which was sold in June of 2000.

Expenses for the third quarter of 2000 were $5,264,923 compared to $4,386,493 for the same period in 1999, an increase of $878,430(20%). This increase includes approximately $636,000 of expenses related to the properties acquired during the latter part of 1999. Increases in expenses related to the Partnership's existing properties include an increase in depreciation and amortization expense of approximately $104,000(12%) due to ongoing capital improvements to Partnership properties; an increase in interest expense of approximately $110,000(9%) due to the refinancing of eleven of the Partnership properties in August 2000 resulting in an increase in debt of approximately $7,818,000; an increase in taxes and insurance of approximately $60,000(13%) due to an increase in real estate taxes of $35,000 and an increase in the cost of insurance. The Partnership increased its coverage on properties, added earthquake and flood insurance in 2000 and it received a rebate of $7,000 in workman's compensation insurance during 1999. These factors can be attributed to the increase in insurance expense in 2000. The Partnership also experienced decreases in expenses unrelated to the acquired properties. These decreases include approximately $71,000(67%) in renting expenses due to lower rental commissions due to a highly competitive residential rental market.

Expenses for the nine months ended September 30, 2000 were $16,142,935 compared to $12,770,589 for the nine months ended September 30, 1999 an increase of $3,372,346(26%). This increase includes approximately $3,394,000 which relates to the three new properties acquired during 1999. Unrelated to the acquisitions in 1999, interest expense increased approximately $270,000(8%) due to the refinancing of eleven Partnership properties; depreciation and amortization expense increased approximately $371,000(15%); taxes and insurance increased approximately $237,000(17%); and operating expenses increased approximately $69,000(5%). Repairs and maintenance and renting expenses decreased approximately $55,000(3%) and approximately $114,000(50%), respectively. The reasons for these fluctuations are discussed in the preceding paragraph.

As a result of the changes discussed above, income from operations for the three months ended September 30, 2000 was $1,167,092 compared to $752,046 for the three months ended September 30, 1999, an increase of $415,046(55%). Income from operations for the nine months ended September 30, 2000 was $3,254,537 compared to $2,042,585 for the nine months ended September 30, 1999, an increase of $1,211,952(59%).

Interest income was $166,247 for the three months ended September 30, 2000, compared to $100,421 for the three months ended September 30, 1999, an increase of $65,826. Interest income was $238,418 for the nine months ended September 30, 2000, compared to $276,490 for the same period in 1999, a decrease of $38,072. This decrease is due to a decrease in the average cash and cash equivalents available in 2000 compared to 1999.

The Partnership is a partner in a joint venture with a tenant at the Timpany Plaza Shopping Center in Gardner, Massachusetts. Under the terms of the agreement, the two parties have agreed to relet the space formerly leased by the tenant, and divide the net income or loss after paying to the Partnership an annual rent of approximately $84,000. The Partnership's investment in Timpany Plaza joint venture represents less than 1% of the Partnership's assets. The Partnership's share of income in the joint venture at the Timpany Plaza Shopping Center was $9,561 for the three months ended September 30, 2000 compared to $7,510 for the same period in 1999, an increase of $2,051. For the nine months ended September 30, 2000, the Partnership's share of income from the joint venture was $27,383 compared to $21,740 for the same period in 1999, increase of $5,643. These increases are due to rental rate increases in 2000.

As previously discussed, the Partnership refinanced eleven properties during the third quarter of 2000. As a result of this refinancing, the Partnership recorded an extraordinary charge in accordance with FAS 4 and FAS 64 in the third quarter of $1,476,055 which represents prepayment penalties of $1,138,057 and the write off of deferred financing costs of $337,998.

Included in other income for the nine months ended September 30, 2000 is a gain of $546,568 on the sale of the Lewiston Mall Shopping Center. Included in other income for the three and nine months ended September 30, 1999 is a gain of $128,473 from the sale of a condominium and a gain of $671,759 on the sale of the condominium and the Willard Street apartments, respectively.

As a result of the changes discussed above, the Partnership incurred a loss of $133,087 for the three months ended September 30, 2000 compared to income of $900,518 for the three months ended September 30, 1999, a decrease of $1,033,605.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2000 was the collection of rents, refinancing of properties and the sale of a Partnership property. The majority of cash and cash equivalents of $9,652,590 at September 30, 2000 and $1,244,438 at December 31, 1999 was held in an interest bearing account.

The Partnership's short-term investment is $3,000,000 at September 30, 2000 which is a certificate of deposit with an interest rate of 6.2%. The Partnership's short term investment at December 31, 1999 was approximately $22,000 of which $7,000 was held in a Massachusetts Municipal Bond Fund and $15,000 is invested in a U.S. Treasury Fund.

On June 28, 2000, the Partnership sold the Lewiston Mall Shopping Center. The property was sold for $5,100,000. The mortgage of approximately $2,700,000 was paid off and the net cash received by the Partnership after closing costs was approximately $2,070,000. Rental income from the property was approximately $600,000 and $1,035,000 for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. Income from operations for the six months ended June 30, 2000 and year ended December 31, 1999 was approximately $140,000 and $125,000, respectively.

During the third quarter of 2000, the Partnership refinanced eleven of the Partnership properties and obtained a mortgage on a previously debt free property. The total of the 12 new mortgages is approximately $32,000,000, the repaid mortgages totaled approximately $24,000,000. After prepayment penalties of approximately $1,138,000 and write off of deferred charges of $364,000, the net proceeds from these refinancings is approximately $7,800,000.

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

On October 18, 2000, the Partnership acquired a 44 unit residential apartment complex known as Brookside Apartments located in Woburn, Massachusetts. The purchase price was $3,800,000 which was funded from the Partnership cash reserves.

During the nine months ended September 30, 2000, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,139,000. The most significant improvements were made at the following properties: approximately $293,000 at 140 North Beacon Street in Boston, Massachusetts; approximately $139,000 at Westgate Apartments in Woburn, Massachusetts; approximately $159,000 at 62 Boylston Street in Boston, Massachusetts and approximately $90,000 at Redwood Hills in Worcester, Massachusetts. These improvements were funded from the escrow accounts previously established, as well as cash reserves.

In addition to the improvements made to date in 2000, the Partnership and its Subsidiary Partnerships plan to invest an additional $500,000 in capital improvements during 2000 primarily at 62 Boylston Street. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). This document contains forward looking statements that are subject to risks and and uncertainties, including, but not limited to, uncertainty as to future financial results; fluctuations in the residential real estate market in the greater metropolitan Boston, Massachusetts area and the commercial real estate rental market in New England; heating and other utility costs, and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. These risks could cause the Partnership's actual results for fiscal year 2000 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Partnership. The foregoing list factors and the two more specific factors identified below should not be construed as exhaustive or as an admission regarding the adequacy or disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.

The Partnership has signed a purchase and sale agreement, subject to further due diligence and inspection, for the sale of the Timpany Plaza Shopping Center. The sale price is approximately $4,900,000, and the gain and net cash received on the sale will be approximately $1,500,000. Rental income at Timpany Plaza was approximately $568,000 for the nine months ended September 30, 2000 and approximately $640,000 for the year ended December 31, 1999. The loss from operations was approximately $105,000 and $334,000 for the nine months ended September 30, 2000 and year ended December 31, 1999, respectively. This transaction is expected to be completed before November 30, 2000.

In connection with the acquisition of the Brookside Apartments in Woburn, Massachusetts, the Partnership is in the process of obtaining a $2,000,000, 7.8% interest only mortgage payable maturing in 10 years. These funds will be added to the Partnership's cash reserves.

The Partnership is considering the payment of the outstanding 8.375% mortgage of approximately $7,300,000 on the property at 62 Boylston Street. The source of these funds would be the Partnership's cash reserves. Additionally, the Partnership is considering the establishment of a $12,000,000 line of credit secured by this then debt free property.

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

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

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