Form 10-K405
period 2000-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2001-04-02
CIK 746514

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       Registrant's telephone number, including area code: (617) 783-0039

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                         ON WHICH REGISTERED
                   None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A                               DEPOSITARY RECEIPTS
        LIMITED PARTNERSHIP UNITS                        (Title of class)
             (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this Form 10-K or any amendment to this Form 10-K. Yes /X/

    As of March 7, 2001, the aggregate market value of securities held by non-affiliates of the registrant was $27,898,955, based on the average of the high and low sale prices of the Depositary Receipts on that date as reported by Nasdaq.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), a Massachusetts Limited Partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the "Colonial Partnerships"), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984. The Partnership terminates on December 31, 2017, except the general partner may extend the termination date for an additional 40 years.

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

    The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership directly or through 22 subsidiary limited partnerships owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut and New Hampshire. The Partnership owns a 99.67% to 100% interest in each of the 22 subsidiary partnerships. The remaining interest of each subsidiary partnership not wholly owned by the Partnership is held by an unaffiliated third party. The third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in such subsidiary partnerships will be returned to the Partnership.

    During 2000, 11 of the Partnership's mortgages totaling approximately $24,000,000 were refinanced for a total of $30,850,000. Additionally, the Partnership obtained mortgages on two previously debt free properties for $2,800,000. These new mortgages totaling $33,650,000 require interest only payments at rates from 7.63% to 8.46%, until maturity in 2010 and 2011. In
June 2000, the Partnership sold the Lewiston Mall Shopping Center in Lewiston, Maine for $5,100,000 resulting in a gain of $660,393. In November 2000, the Partnerships sold the Timpany Plaza Shopping Center in Gardner, Massachusetts for $5,000,000 resulting in a gain of $1,869,507. In October 2000, the Partnership acquired through a wholly-owned limited liability company a 44-unit apartment complex in Woburn, Massachusetts for $3,800,000. The Partnership's subsidiary limited partnerships and limited liability companies are collectively referred to as the "Subsidiary Partnerships" and individually, a "Subsidiary Partnership" see "Item 1. Recent Developments."

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

OPERATIONS OF THE PARTNERSHIP

    The Partnership is managed by the General Partner, which is a Massachusetts corporation wholly-owned by Harold Brown and Ronald Brown. The General Partner has employed The Hamilton Company, Inc. (the "Hamilton Company"), the successor to the Hamilton Management Corporation, to perform the management functions for the Partnership's properties. The Hamilton Company employs

Ronald Brown and Harold Brown. The Hamilton Company is wholly owned by Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 70 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

    As of March 8, 2001, the Partnership and its Subsidiary Partnerships owned and leased to residential tenants 2,123 apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"), 19 condominium units retained by the Partnership as rental properties in a residential apartment complex formerly owned by the Partnership which has been converted into condominiums, and one condominium unit in a separate condominium complex (collectively referred to as the "Condominium Units"). The Apartment Complexes and the Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

    Additionally, as of March 8, 2001, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut and Framingham, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See note 2 to Notes To Financial Statements included as a part of this Form 10-K.

    The Apartment Complexes, Condominium Units and Commercial Properties, are referred to collectively as the "Properties."

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

RECENT DEVELOPMENTS

    On October 18, 2000, a wholly-owned subsidiary, NERA Brookside
Associates, LLC ("Brookside"), purchased a 44-unit apartment complex in Woburn, Massachusetts for $3,800,000. This purchase was paid from cash reserves. In December 2000, Brookside obtained a $2,000,000 interest-only mortgage at 7.63% maturing in January 2011.

    In August 2000, a 99.67% owned subsidiary, Highland 38 Limited Partnership, obtained an $800,000 interest-only mortgage at 8.44% maturing in August, 2010 on its 36-unit apartment complex located in Lowell, Massachusetts. This complex was purchased with cash in December 1996 for approximately $800,000 and did not have a mortgage. During the third quarter of 2000 the Partnership, through its Subsidiary Partnerships, refinanced 11 Properties for $30,850,000. Approximately $24,000,000 of existing mortgages scheduled to mature in 2005 were prepaid. Prepayment penalties of $1,592,268 were recorded as an extraordinary expense. The new mortgages require interest-only payments of 8.44% to 8.46% until maturities from August 2010 to January 2011.

    During 2000, the Partnership and its Subsidiary Partnerships completed certain improvements to their Properties at a total cost of approximately $1,500,000. These improvements were funded from cash reserves which were adequate to support these improvements. The most significant improvements were made at 62 Boylston Street and 140-154 North Beacon Street, for total costs of $320,000 and $290,000, respectively. The Partnership also made improvements of $185,000 and $170,000 to Westgate Woburn and Redwood Hills, respectively. These improvements were funded from escrow accounts previously established, as well as cash reserves. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 2.  PROPERTIES

    As of March 8, 2001, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units and the Commercial Properties.

    See also "Item 13. Certain Relationships and Related Transactions" for further information concerning affiliated transactions.

APARTMENT COMPLEXES

    The table below lists the location of the 20 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of March 8, 2001, the principal amount outstanding under any mortgages as of December 31, 2000, and the maturity dates of such mortgages.

                                                                            MORTGAGE BALANCE
                                                                            AND INTEREST RATE   MATURITY
                                  NUMBER AND                                      AS OF         DATE OF
APARTMENT COMPLEX                TYPE OF UNITS     RENT RANGE   VACANCIES   DECEMBER 31, 2000   MORTGAGE
- -----------------              -----------------   ----------   ---------   -----------------   --------
Avon Street Apts. LP.........  66 units            n/a              0            $1,687,529       2005
130 Avon Street                0 three-bedrooms    $850-1060                          8.78%
Malden, MA                     30 two-bedrooms     $715-1020
                               33 one-bedrooms     $660-765
                               3 studios

                                                                            MORTGAGE BALANCE
                                                                            AND INTEREST RATE   MATURITY
                                  NUMBER AND                                      AS OF         DATE OF
APARTMENT COMPLEX                TYPE OF UNITS     RENT RANGE   VACANCIES   DECEMBER 31, 2000   MORTGAGE
- -----------------              -----------------   ----------   ---------   -----------------   --------
Boylston Downtown LP.........  269 units           n/a              4            $7,347,021       2005
62 Boylston St.                0 three-bedrooms    n/a                                8.38%
Boston, MA                     0 two-bedrooms      $718-2100
                               53 one-bedrooms     $560-1345
                               216 studios

Brookside Associates, LLC....  44 units            n/a              1            $2,000,000       2011
5-7-10-12 Totman Road          0 three-bedrooms    $750-1230                          7.63%
Woburn, MA                     34 two-bedrooms     $780-900
                               10 one-bedrooms     n/a
                               0 studios

Clovelly Apartments LP.......  103 units           n/a              1            $2,200,000       2010
160-170 Concord St.            0 three-bedrooms    $680-1000                          8.44%
Nashua, NH                     53 two-bedrooms     $600-730
                               50 one-bedrooms     n/a
                               0 studios

Coach L.P....................  48 units            n/a              0            $1,500,000       2010
53-55 Brook Street             0 three-bedrooms    $870-1080                          8.46%
Acton, MA                      24 two-bedrooms     $800-950
                               20 one-bedrooms     $700-750
                               4 studios

Commonwealth 1137 LP.........  35 units            $1250-1980       0            $1,800,000       2010
1131-1137 Comm. Ave.           28 three-bedrooms   $955-1460                          8.44%
Boston, MA                     5 two-bedrooms      $500
                               1 one-bedrooms      $650
                               1 studio

Commonwealth 1144 LP.........  261 units           n/a              0            $7,500,000       2010
1144-1160 Comm. Ave.           0 three-bedrooms    $600-1150                          8.44%
Allston, MA                    11 two-bedrooms     $680-1195
                               108 one-bedrooms    $615-1070
                               142 studios

Executive Apartments LP......  72 units            n/a              1            $1,900,000       2010
545-561 Worcester Road         0 three-bedrooms    $830-1465                          8.44%
Framingham, MA                 48 two-bedrooms     $765-980
                               24 one-bedrooms     n/a
                               0 studios

Hamilton Oak Apartments......  268 units           n/a              2           $11,515,547       2009
30-50 Oak St. Extension        0 three-bedrooms    $700-1080                          7.84%
40-60 Reservoir                97 two-bedrooms     $625-930
Brockton, MA                   158 one-bedrooms    $600-750
                               13 studios

                                                                            MORTGAGE BALANCE
                                                                            AND INTEREST RATE   MATURITY
                                  NUMBER AND                                      AS OF         DATE OF
APARTMENT COMPLEX                TYPE OF UNITS     RENT RANGE   VACANCIES   DECEMBER 31, 2000   MORTGAGE
- -----------------              -----------------   ----------   ---------   -----------------   --------
Highland Street Apartments     36 units            n/a              0              $800,000       2010
  LP.........................  0 three-bedrooms    $615-745                           8.44%
38-40 Highland Street          24 two-bedrooms     $570-685
Lowell, MA                     10 one-bedrooms     $555-600
                               2 studios

Linhart LP...................  9 units             n/a              0            $1,700,000       2010
4-34 Lincoln Street            0 three-bedrooms    n/a                                8.46%
Newton, MA                     0 two-bedrooms      $760-900
                               6 one-bedrooms      $675-750
                               3 studios

Middlesex Apartments LP......  18 units            $1650-2150       0            $1,300,000       2010
132-144 Middlesex Road         18 three-bedrooms   n/a                                8.44%
Newton, MA                     0 two-bedrooms      n/a
                               0 one-bedrooms      n/a
                               0 studios

Nashoba Apartments LP........  32 units            n/a              0            $1,029,635       2005
284 Great Road                 0 three-bedrooms    $1015-1500                         8.63%
Acton, MA                      32 two-bedrooms     n/a
                               0 one-bedrooms      n/a
                               0 studios

North Beacon 140 LP..........  64 units            $2000-2325       0            $4,500,000       2010
140-154 North Beacon St.       10 three-bedrooms   $1380-1950                         8.44%
Brighton, MA                   54 two-bedrooms     n/a
                               0 one-bedrooms      n/a
                               0 studios

Oak Ridge Apartments LP......  61 units            $905-1160        1            $1,986,176       2005
Chestnut Street                42 three-bedrooms   $765-910                           8.50%
Foxboro, MA                    19 two-bedrooms     n/a
                               0 one-bedrooms      n/a
                               0 studios

Olde English                   84 units            n/a              0            $1,850,000       2010
  Apartments LP..............  0 three-bedrooms    $715-950                           8.44%
703-78 Chelmsford Street       47 two-bedrooms     $665-880
Lowell, MA                     30 one-bedrooms     $615-715
                               7 studios

Redwood Hills LP.............  180 units           n/a              2            $4,750,000       2010
376-384 Sunderland Road        0 three-bedrooms    $670-1155                          8.44%
Worcester, MA                  89 two-bedrooms     $680-940
                               91 one-bedrooms     n/a
                               0 studios

                                                                            MORTGAGE BALANCE
                                                                            AND INTEREST RATE   MATURITY
                                  NUMBER AND                                      AS OF         DATE OF
APARTMENT COMPLEX                TYPE OF UNITS     RENT RANGE   VACANCIES   DECEMBER 31, 2000   MORTGAGE
- -----------------              -----------------   ----------   ---------   -----------------   --------
River Drive LP...............  72 units            n/a              0            $1,850,000       2010
3-17 River Drive               0 three-bedrooms    $750-980                           8.44%
Danvers, MA                    60 two-bedrooms     $725-820
                               5 one-bedrooms      $610-690
                               7 studios

Westside Colonial              180 units           $860             0            $5,140,608       2008
  Apartments.................  1 three-bedroom     $700-940                           6.52%
10-70 Westland St.             94 two-bedrooms     $635-840
985-997 Pleasant St.           85 one-bedrooms     n/a
Brockton, MA                   0 studios

Westgage Apartments, LLC.....  221 units           $1425            1           $11,673,527       2014
2-20 Westgage Drive            1 three-bedroom     $980-1490                          7.07%
Woburn, MA                     110 two-bedrooms    $835-1360
                               110 one-bedrooms    n/a
                               0 studios

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

    The table below lists the location of the Condominium Units, the number of units in each complex, the number and type of units owned by the Partnership in each complex, the range of rents received by the Partnership for such units, and the number of vacancies as of March 8, 2001. No Condominium Unit is subject to an existing mortgage.

                                             NUMBER OF   NUMBER AND TYPE OF
                                             UNITS IN      UNITS OWNED BY
APARTMENT COMPLEX                             COMPLEX       PARTNERSHIP       RENT RANGE   VACANCIES
- -----------------                            ---------   ------------------   ----------   ---------
Riverside Apartments.......................     19       0 three-bedrooms     n/a              0
8-20 Riverside Street                                    12 two-bedrooms      $1045
Watertown, MA                                            5 one-bedrooms       $850-1015
                                                         2 studios            $875-895

Chateaux Westgate..........................      1       0 three-bedrooms     n/a              0
Oak Lane                                                 1 two-bedroom        $780
Brockton, MA                                             0 one-bedroom        n/a
                                                         0 studios            n/a

COMMERCIAL PROPERTIES

    EAST HAMPTON MALL LP In 1984, the Partnership acquired the East Hampton Mall in East Hampton, Connecticut (the "East Hampton Mall"). The shopping center is set on 4.25 acres of land and consists of 52,500 square feet of rentable space, rented primarily to commercial retail establishments. During 1995, the Subsidiary Partnership organized to own this property, obtained a mortgage in the amount of $1,435,000 which carries an interest rate of 8.375% and matures in the year 2005. As of December 31, 2000, the mortgage had an outstanding balance of $1,323,182. As of March 8, 2001, the shopping center had a vacancy rate of 0%, and the average rent per square foot was $5.21.

    LINHART LP During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). The property consists of 21,200 square feet of rentable space. As of March 8, 2001, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $19.57.

    BOYLSTON DOWNTOWN LP During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). The property consists of 17,400 square feet of rentable space. As of March 8, 2001, the commercial space had a 22% vacancy rate, and the average gross rent per square foot was $22.11. The Partnership is currently negotiating with potential tenants to lease the entire vacant space.

    NORTH BEACON 140 LP During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). The property consists of 1,000 square feet of rentable space. As of March 8, 2001, the commercial space was fully rented, and the average rent per square foot was $15.93.

    STAPLES PLAZA In May 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries an interest rate of 8.00% and matures in the year 2016. As of December 31, 2000, the mortgage had an outstanding balance of $5,014,806. As of March 8, 2001 Staples Plaza was fully occupied, and the average net rent per square foot was $19.74.

    HAMILTON OAKS ASSOCIATES, LLC The Oaks Apartments complex acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC includes 6,075 square feet of rentable space, occupied by a daycare center. As of March 8, 2001, the commercial space was fully occupied, and the average rent per square foot was $10.00.

    See Item 13 "Certain Relationships and Related Transactions" concerning ownership interest in the above properties.

ITEM 3.  LEGAL PROCEEDINGS

    Two adult tenants and their two minor children filed a complaint against the Partnership with the Massachusetts Commission Against Discrimination ('MCAD') and the United States Department of Housing and Urban Development, alleging that the Partnership's policy of limiting the number of persons who could occupy each apartment according to the number of bedrooms in the apartment amounted to discrimination on the basis of national origin and familial status. The Company filed a position statement opposing the claim. In November 2000, MCAD issued a probable cause determination crediting the claim based on familial status, but dismissing the national origin claim. The matter was certified for a public hearing before MCAD and the parties are now in the process of conducting discovery. The Partnership intends to contest the remaining claim vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Each Class A Unit is exchangeable, through EquiServe LP, the Partnership's Depositary Agent, for ten Depositary Receipts ("Receipts"). The Receipts are publicly-traded on Nasdaq under the symbol "NEWRZ". There has never been an established trading market for the Class B Units or General Partnership Units.

    In 2000, the high and low bid quotations for the Receipts were $21.50 and $11.00, respectively. The table below sets forth the high and low bids for each quarter of 2000 and 1999:

                                                   2000                  1999
                                            -------------------   -------------------
                                            LOW BID    HIGH BID   LOW BID    HIGH BID
                                            --------   --------   --------   --------
First Quarter.............................   $11.00     $16.88     $10.00     $12.00
Second Quarter............................   $12.63     $15.25     $10.00     $12.50
Third Quarter.............................   $14.56     $19.00     $10.25     $12.13
Fourth Quarter............................   $15.25     $21.50     $10.50     $12.38

    These quotations reflect inter-dealer bids without retail markup, markdown, or commission and do not necessarily represent actual transactions.

    Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners. The Partnership has made annual distributions to its Partners since 1978. In each of 2000 and 1999, the Partnership made total distributions of $14.70 and $13.20 per Partnership Unit, respectively ($1.47 and $1.32 per Receipt, respectively). The total value of the distribution in 2000 was $2,542,688, an amount determined by the General Partner and the Partnership's Advisory Committee. In January 2001, the Partnership declared a regular semi-annual distribution of $6.10 per Partnership Unit ($.61 per Receipt) and a special dividend of $5.00 per Unit ($.50 per Receipt). See Note 13 to Notes to Financial Statements included as part of this Form 10-K.

    In 2000 and 1999, taxable income excluding capital gains was approximately $900,000 and $415,000 greater than comparable statement income. The Partnership declared special distributions in January 2001 and 2000.

    See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for certain information relating to the number of holders of each class of Partnership Units.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is included on page 20 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $4,399,696 during the year ended December 31, 2000, compared to $2,871,604 during the year ended December 31, 1999, an increase of $1,528,092.

    The rental activity is summarized as follows:

                                                                 OCCUPANCY DATE
                                                            -------------------------
                                                            MARCH 8,        MARCH 9,
                                                              2001            2000
                                                            ---------       ---------
RESIDENTIAL
Units................................................          2,143           2,099
Vacancies............................................             13              23
Vacancy rate.........................................            0.6%            1.1%

COMMERCIAL
Total square feet....................................        137,775         503,375
Vacancy..............................................          3,850          71,995
Vacancy rate.........................................            2.8%             14%

                                                                 RENTAL INCOME
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------
                                                                (IN THOUSANDS)
Total rents..........................................       $25,583        $20,099
Residential percentage...............................            87%            83%
Commercial percentage................................            13%            17%
Contingent rentals...................................       $ 1,039        $   933

    Rental income for the year ended December 31, 2000 was approximately $25,583,000 compared to approximately $20,099,000 for the year ended
December 31, 1999, an increase of approximately $5,484,000 (27%). This increase in rental income is primarily from the residential properties. Residential rental rates increased approximately 12% during 2000, occupancy levels have remained stable. The Partnership acquired two residential complexes in December 1999 resulting in a full year's rental income in 2000, an increase from these properties of approximately $4,124,000. In addition to the acquisitions in December 1999, the Partnership acquired the Brookside Apartments in
October 2000. This complex consists of 44 residential units located in Woburn, Massachusetts. Its rental income was approximately $100,000 in 2000. The purchase price of $3,800,000 was originally funded from cash reserves. In December 2000, the Partnership obtained a mortgage on the Brookside Apartments in the amount of $2,000,000. In November 2000, the Partnership sold the Timpany Plaza Shopping Center in Gardner, Massachusetts. The property consisted of 184,600 square feet of commercial space and was sold for $5,000,000. In
June 2000, the Partnership sold the Lewiston Mall Shopping Center, located in Lewiston, Maine. This mall consisted of 181,000 square feet of commercial space and was sold for $5,100,000.

    As a result of these sales, rental income from the commercial properties decreased approximately $680,000. This was substantially offset by an increase of approximately $470,000 from the full year's rental income at the Staples Plaza shopping center purchased in May 1999. Rental rates and occupancy levels at the remaining commercial properties remain stable.

    Expenses for the year ended December 31, 2000 were approximately $21,434,000 compared to approximately $17,407,000 for the year ended December 31, 1999, an increase of approximately $4,027,000, including approximately $3,301,000 at the acquired properties. Depreciation and amortization expense increased to approximately $4,497,000 for the year ended December 31, 2000 from approximately $3,574,000 for the year ended December 31, 1999, an increase of approximately $923,000. This increase reflects significant improvements made to the Partnership properties in 2000 as well as a full year of depreciation on the properties acquired by the Partnership in the latter part of 1999. The acquisitions made in 1999 represent approximately $658,000 of this increase. Management fees increased to approximately $1,090,000 for the year ended December 31, 2000 from approximately $845,000 for the year ended December 31, 1999, an increase of approximately $245,000. This increase is due to the increase in rental income as discussed above. Interest expense increased to approximately $6,456,000 for the year ended December 31, 2000 from approximately $4,946,000 for the year ended December 31, 1999, an increase of approximately $1,510,000. Approximately $1,210,000 of the increase is attributable to a full year's interest on properties purchased in December 1999 and the remaining approximately $300,000 is attributable to the net increase in other mortgages. Taxes and insurance increased to approximately $2,529,000 for the year ended December 31, 2000 from approximately $2,089,000 for the year ended December 31, 1999, an increase of approximately $440,000. The newly acquired properties represent approximately $271,000 of this increase. Real estate taxes increased at the existing properties, specifically at 62 Boylston Street and 140 North Beacon Street, totaling approximately $90,000. Insurance expenses also increased due to higher premiums. Administrative expenses increased to approximately $1,230,000 for the year ended December 31, 2000 from approximately $1,169,000 for the period ended December 31, 1999, an increase of approximately $61,000. The newly acquired properties represent most of this increase.

    Operating expenses increased to approximately $2,435,000 for the year ended December 31, 2000 from approximately $1,883,000 for the year ended December 31, 1999, an increase of approximately $552,000. The newly acquired properties represent approximately $400,000 of this increase. Operating expenses increased at the existing properties substantially due to the increase in the cost of oil. Renting expenses decreased to approximately $179,000 for the year ended
December 31, 2000 from approximately $303,000 for the year ended December 31, 1999, a decrease of approximately $124,000. Due to the strong rental market in the greater Boston area, advertising has dropped significantly.

    As previously discussed in Part 1 of this Form 10-K, the Partnership refinanced 11 properties during 2000. As a result of these refinancings, the Partnership recorded an extraordinary charge of approximately $1,592,000 which includes mortgage prepayment penalties of approximately $1,255,000 and the expensing of related deferred financing costs of approximately $337,000.

    Interest income was approximately $425,000 for the year ended December 31, 2000 compared to approximately $361,000 for the year ended December 31, 1999, an increase of approximately $64,000. This increase is due to an increase in the average cash balance available for investment in 2000 partially offset by declining interest rates.

    Included in other income for the year ended December 31, 2000 is a gain of approximately $660,000 on the sale of the Lewiston Mall Shopping Center, and a gain of approximately $1,870,000 on the sale of the Timpany Plaza Shopping Center. Included in other income for the year ended December 31, 1999, is a gain of approximately $128,000 on the sale of a condominium and a gain of approximately $672,000 on the sale of the Willard Street Apartments, a total of $800,000. Also included in other income for the year ended December 31, 1999 is a loss of approximately $418,000 in the value of the Partnerships short term investments. This change in value is due to fluctuations in interest rates.

    As a result of the changes discussed above, net income for the year ended December 31, 2000, was approximately $5,801,000 compared to approximately $3,649,000 for the year ended December 31, 1999, an increase of approximately $2,152,000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $2,871,604 during the year ended December 31, 1999, compared to $1,985,727 during the year ended December 31, 1998, an increase of $885,877.

    The rental activity is summarized as follows:

                                                                 OCCUPANCY DATE
                                                          -----------------------------
                                                          MARCH 9,        FEBRUARY 26,
                                                            2000              1999
                                                          ---------       -------------
RESIDENTIAL
Units..............................................          2,099             1,668
Vacancies..........................................             23                37
Vacancy rate.......................................            1.1%              2.2%

COMMERCIAL
Total square feet..................................        503,375           457,700
Vacancy............................................         71,995            80,852
Vacancy rate.......................................             14%               18%

                                                                 RENTAL INCOME
                                                            -----------------------
                                                              1999           1998
                                                            --------       --------
                                                                (IN THOUSANDS)
Total rents..........................................       $20,099        $18,271
Residential percentage...............................            83%            86%
Commercial percentage................................            17%            14%
Contingent rentals...................................       $   933        $   731

    Rental income for the year ended December 31, 1999 was approximately $20,099,000 compared to approximately $18,271,000 for the year ended
December 31, 1998, an increase of approximately $1,828,000 (10%). Approximately $769,000 of this increase was the result of a net increase in rental income at properties that were acquired or sold during 1999. More specifically the Partnership acquired two residential apartment complexes, comprising a total of 448 units, and a 39,600 square-foot commercial building. The Partnership also sold a 16-unit residential apartment complex and a condominium unit. In addition to the net increase in rental income at properties that were acquired or sold, rental income increased at the Partnership's existing residential and commercial properties. The increase at the residential properties was due to increased rental rates and improved occupancy levels resulting from the continued high demand for residential units in the greater Boston area. Rental rates increased 2% to 9%, vacancies decreased from 37 units (a 2.2% vacancy rate) at February 26, 1999 to 23 units (a 1.1% vacancy rate) at March 9, 2000. Among the Partnership's commercial properties, Timpany Plaza had an increase in rental income of approximately $69,000 (12%) due to a major tenant occupying previously unoccupied space during the latter part of 1998 and throughout 1999.

    Expenses for the year ended December 31, 1999 were approximately $17,407,000 compared to approximately $16,462,000 for the year ended December 31, 1998, an increase of approximately $945,000. This increase includes approximately $613,000 in expenses related to the acquired properties. Administrative expenses increased to approximately $1,169,000 for the year ended December 31, 1999 from approximately $1,053,000 for the year ended December 31, 1998, an increase of approximately $116,000. This reflects an increase in salaries and employee benefits related to the Partnership's ownership of additional properties in 1999, as well as an increase in professional fees due to ongoing special projects. Depreciation and amortization expense increased to approximately $3,574,000 for the year ended December 31, 1999 from approximately $3,339,000 for the year ended December 31, 1998, an increase of approximately $235,000. This increase is due primarily to depreciation on the properties acquired in 1999 and ongoing capital improvements to the Partnership properties. Management fees increased to approximately $845,000 for the year ended December 31, 1999 from approximately $773,000 for the year ended December 31, 1998, an increase of approximately $72,000. This increase is due to the increase in rental income during 1999. Interest expense increased to approximately

$4,946,000 for the year ended December 31, 1999 from approximately $4,608,000 for the year ended December 31, 1998, an increase of approximately $338,000. This increase is due to a higher level of debt of approximately $27,000,000 resulting from recent acquisitions as well as the refinancing of a Partnership property. Taxes and insurance increased to approximately $2,089,000 for the year ended December 31, 1999 from approximately $1,883,000 for the year ended December 31, 1998, an increase of approximately $206,000. The newly acquired properties account for approximately $130,000 of this increase. Renting expenses increased to approximately $303,000 for the year ended December 31, 1999 from approximately $298,000 for the year ended December 31, 1998, an increase of approximately $5,000. This increase is due to increased advertising expenses.

    Repairs and maintenance, and operating expenses remained relatively unchanged with decreases of less than 1%.

    Interest income was approximately $361,000 for the year ended December 31, 1999 compared to approximately $171,000 for the year ended December 31, 1998, an increase of approximately $190,000. This increase is due to an increase in the average cash balance available for investment in 1999.

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

    The Partnership's share of income for 1999 in the Joint Venture at the Timpany Plaza Shopping Center was approximately $34,000 compared to approximately $17,000 in 1998, an increase of approximately $17,000. This increase in income is due to rental rate increases as well as the lack of vacancies at the property during 1999.

    Included in other income in 1999 is a gain of approximately $801,000 on the sale of real estate. The Partnership sold the Willard Street Apartments in April 1999 for a gain of $672,140 and it sold the condominium located at 566 Commonwealth Avenue in August 1999 for a gain of $128,473. Also included in other income is a loss of approximately $418,000 for the year ended
December 31, 1999 and a gain of approximately $51,000 for the year ended December 31, 1998 in the value of the Partnerships short term investments. This change in value is due to fluctuations in interest rates.

    As a result of the changes discussed above, net income for the year ended December 31, 1999 was approximately $3,649,000 compared to approximately $2,225,000 for the year ended December 31, 1998, an increase of approximately $1,424,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 2000 and 1999 was the collection of rents, sale of real estate, and the refinancing of Partnership properties. The majority of cash and cash equivalents of approximately $14,479,000 at December 31, 2000 and approximately $1,244,000 at December 31, 1999 was held in interest bearing accounts at credit worthy financial institutions. The Partnership's short-term investments are approximately $22,000 at December 31, 1999 of which approximately $7,000 is invested in a Massachusetts Municipal Bond Fund and approximately $15,000 is invested in a U.S. Treasury Fund.

    On November 20, 2000, the Partnership sold the Timpany Plaza Shopping Center for $5,000,000. The mortgage of approximately $3,300,000 was paid off and the net cash received by the Partnership after closing costs and operating adjustments was approximately $1,459,000. Rental income from the property was approximately $438,000 in 2000 and approximately $649,000 for the year ended December 31, 1999.

    On June 28, 2000, the Partnership sold the Lewiston Mall Shopping Center. The property was sold for $5,100,000. The mortgage of approximately $2,900,000 was paid off and the net cash received by the Partnership after closing costs and operating adjustments was approximately $1,942,000. Rental income from the property was approximately $600,000 in 2000 and approximately $1,067,000 for the year ended December 31, 1999.

    In October 2000, the Partnership acquired the Brookside Apartments located in Woburn, Massachusetts. The purchase price of $3,800,000 was originally funded from cash reserves. In December 2000, the Partnership obtained a mortgage of $2,000,000 on the property. The terms of the mortgage are interest only at a rate of 7.625% and matures in 2011.

    In addition to the Brookside mortgage discussed above, during 2000, the Partnership refinanced 11 of the Partnership properties and obtained a mortgage on a previously debt free property. The total of the 12 mortgages is approximately $31,650,000, the repaid mortgages totaled approximately $23,800,000. After prepayment penalties of approximately $1,255,000, the net proceeds from these refinancings is approximately $6,600,000.

    During 2000, the Partnership completed certain improvements to its properties at a total cost of approximately $1,549,000. The most significant improvements were made at the following properties: approximately $291,000 at 62 Boylston Street in Boston, Massachusetts; approximately $322,000 at the North Beacon Street Apartments in Brighton, Massachusetts; approximately $185,000 at the Redwood Hills Apartments in Worcester, Massachusetts; and approximately $125,000 at the Westgate Apartments in Woburn, Massachusetts.

    In 2001, the Partnership plans to invest approximately $4,500,000 in capital improvements, of which approximately $3,200,000 is designated for 62 Boylston Street and the balance at other residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

    The Partnership anticipates that cash from operations and interest-bearing investments and mortgage refinancings will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, and vacancies.

    Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing existing properties if insufficient funds exist from cash reserves to repay existing mortgages or if funds for future acquisitions are not available.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). This document contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, fluctuations in the residential real estate and commercial real estate rental market in New England, heating and other utility costs, and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. These risks could cause the Partnership's actual results for fiscal year 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Partnership. The foregoing list of factors identified below should not be construed as exhaustive or as an admission regarding the adequacy or disclosures made by the Partnership prior to the date hereof.

    The Partnership plans to obtain a line of credit in the amount of $12,000,000 secured by the property at 62 Boylston Street. If obtained, the existing mortgage of approximately $7,300,000 will be paid from cash reserves. This line of credit is intended to provide liquidity to make acquisitions, if any, in the future.

    The Partnership's properties have minimal vacancy rates and the residential properties have experienced average rental increases of 12% in 2000. The Partnership's ability to sustain this performance is dependent upon the general economic conditions in New England that affect real estate and is not assured.

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

    Since October 1992, the General Partner employed The Hamilton Company Limited Partnership ("the Hamilton Partnership") as the management company to manage the Partnership's and its Subsidiary Partnership's properties. During 1996, The Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company, a Massachusetts corporation, was the 99% general partner of Hamilton Partnership. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "ITEM 11. EXECUTIVE COMPENSATION" for information concerning fees paid by the Partnership to the Hamilton Company during 2000.

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

NAME AND POSITION          AGE      OTHER POSITION
- -----------------        --------   --------------
Ronald Brown                65      Associate, Hamilton Realty Company (since 1967); President,
President and Director              Clerk and Director Treasurer, R. Brown Partners Inc. (since
(since 1984)                        1985), (since 1984) President, Secretary and sole proprietor
                                    (since April 1989); Member, Greater Boston Real Estate Board
                                    (since 1981); Director, Brookline Chamber of Commerce (since
                                    1978); Trustee of Trustee of Reservations (since 1988);
                                    Director, Brookline Music School (since 1993); President,
                                    Brookline Chamber of Commerce (1990-1992); Director,
                                    Coolidge Corner Theater Foundation (1990-1993); President,
                                    Brookline Property Owner's Association (1981-1990); Trustee,
                                    Brookline Hospital (1982-1989), Director, Brookline Symphony
                                    Orchestra (since 1996), Treasurer, Brookline Greenspace
                                    Alliance.

Harold Brown                76      Sole proprietor, Hamilton Realty (since 1955); Trustee
Treasurer and Director              Treasurer and Director (since 1984) of Wedgestone Realty
(since 1984)                        Investors Trust (1982-1985); Chairman of the Board and
                                    principal stockholder of the Wedgestone Advisory Corporation
                                    (1980-1985); Director of AFC Financial Corp. (1983-1985);
                                    Member, Greater Boston Real Estate Board; Director, Coolidge
                                    Bank and Trust (1980-1983).

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

    Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required the Partnership believes that during the 2000 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with involving the purchase by Harold Brown of Depositary Receipts through the open market.

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

    In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the management company, Hamilton Company. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The total Management Fee charged by Hamilton Company during 2000 was approximately $1,077,000. In 2000, the Partnership and its Subsidiary Partnerships also paid Hamilton Company Administrative Fees of approximately $505,000 inclusive of construction supervision and architectural fees of $95,000, repairs and maintenance service fees of $138,000, legal fees of $199,000, and rental fees and miscellaneous charges of $73,000. In addition, during 2000 the Partnership paid Hamilton Company $74,700 for certain accounting services, which were provided by an outside company prior to 1993, and approximately $180,000 for construction costs capitalized in rental properties. A sales commission of $153,000 was paid on the sale of the Lewiston Mall.

    The management services provided by Hamilton Company include, but are no limited to, collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of Hamilton Company to provide asset management services to the Partnership for which the Partnership paid approximately $42,500 in 2000.

    Members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown receive $300 for each committee meeting attended. The Advisory Committee held six meetings during 2000. Included in the construction supervision fees mentioned above is $24,000 in 2000 and 1999, respectively which were paid by Hamilton Company to Ronald Brown.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 8, 2001, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than EquiServe LP ("EquiServe"), which under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 8, 2001, pursuant to the Deposit Agreement, EquiServe was serving as the record holder of the Class A Units with respect to which 1,131,146 Depositary Receipts had been issued to 1,249 holders. As of March 8, 2001, there were issued and outstanding 25,263 Class A Units held by 1,144 limited partners and 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below.

    The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of March 8, 2001 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and
(iii) all directors and officers of the General Partner as a group. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

                                            CLASS A                       CLASS B                 GENERAL PARTNERSHIP
                                  ---------------------------   ---------------------------   ---------------------------
                                                     % OF                          % OF                          % OF
                                   NUMBER OF     OUTSTANDING     NUMBER OF     OUTSTANDING     NUMBER OF     OUTSTANDING
                                     UNITS          UNITS          UNITS          UNITS          UNITS          UNITS
                                  BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY
5% OWNERS DIRECTORS AND OFFICERS     OWNED          OWNED          OWNED          OWNED          OWNED          OWNED
- --------------------------------  ------------   ------------   ------------   ------------   ------------   ------------
Harold Brown.................              (1)           (1)       24,761(2)         75%(2)           (3)         100%(3)
c/o New England
Realty Associates
Limited Partnership
39 Brighton Ave.
Allston, MA 02134

NERA 1994....................              (1)           (1)            0              0             0               0
Irrevocable Trust
c/o Lane & Altman and Owens
101 Federal Street
Boston, MA 02110

Ronald Brown.................           755(4)       0.5%(4)        8,254            25%              (3)         100%(3)
c/o New England
Realty Associates
Limited Partnership
39 Brighton Ave.
Allston, MA 02134

NEWREAL, Inc.................             0             0               0              0         1,738            100%
39 Brighton Ave.
Allston, MA 02134

All directors and officers as
a group.....................         15,008(5)      10.8%(5)       33,015(6)        100%(6)           (3)         100%(3)

- ------------------------

(1) 44,131 Depositary Receipts are held of record by Harold Brown and 98,394 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 14,253 Class A Units and the Trust may be deemed to beneficially own approximately 9,839 Class A Units.
    Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Luci Daley Vincent and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 98,394 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

    In 1999, Harold Brown loaned the Partnership $750,000 to purchase certain property, with interest at 10%. This loan was paid in full on April 6, 2000. Interest on the loan was $20,000 and $2,083 in 2000 and 1999 respectively.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements:

       The following Financial Statements are included in this Form 10-K:

           Independent Auditors' Report

           Consolidated Balance Sheets at December 31, 2000 and 1999

           Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

                         SELECTED FINANCIAL INFORMATION

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT INFORMATION
Revenues......................  $25,833,731   $20,278,146   $18,447,450   $17,506,971   $16,634,883
Expenses......................   21,434,035    17,406,542    16,461,723    16,383,317    15,909,234
Income from Operations........    4,399,696     2,871,604     1,985,727     1,123,654       725,649
Other Income..................    2,993,419       777,407       239,292       144,977       186,781
Income before extraordinary
  item........................    7,393,115     3,649,011     2,225,019     1,268,631       912,430
Extraordinary item............   (1,592,268)            0             0             0             0
Net Income....................    5,800,847     3,649,011     2,225,019     1,268,631       912,430
Income before extraordinary
  item per Unit...............        42.67         21.06         12.84          7.30          5.17
Extraordinary loss on
  extinguishment of debt per
  Unit........................        (9.19)            0             0             0             0
Net Income per Unit...........        33.48         21.06         12.84          7.30          5.17
Distributions to Partners per
  Unit........................        14.70         13.20          8.20          8.80          6.80
Income per Depositary
  Receipt.....................         4.27          2.11          1.28           .73           .52
Extraordinary loss on
  extinguishment of debt per
  Depositary Receipt..........         (.92)            0             0             0             0
Net Income per Depositary
  Receipt.....................         3.35          2.11          1.28           .73           .52
Distributions to partners per
  Depositary Receipt..........         1.47          1.32           .82           .88           .68

BALANCE SHEET INFORMATION
Total Assets..................  $93,302,937   $87,668,120   $58,406,104   $58,147,503   $58,788,939
Net Real Estate Investments...   75,307,036    81,274,293    50,868,382    51,575,342    52,239,981
Total Debt Outstanding........   80,368,031    77,530,651    51,322,552    51,956,821    52,538,499
Partners' Capital.............    8,895,820     5,637,661     4,271,880     3,465,230     3,898,498

                          INDEPENDENT AUDITOR'S REPORT

The Partners
New England Realty Associates Limited Partnership

    We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiary Partnerships at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
- -------------------------
Certified Public Accountants

Boston, Massachusetts
March 8, 2001

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Rental Properties...........................................  $75,307,036   $81,274,293
Cash and Cash Equivalents...................................   14,478,972     1,244,438
Short-term Investments......................................            0        21,787
Rents Receivable............................................      402,376       686,706
Real Estate Tax Escrows.....................................      378,039       706,974
Prepaid Expenses and Other Assets...........................    1,857,267     2,113,495
Investment in Joint Venture.................................            0        29,035
Financing and Leasing Fees..................................      879,247     1,110,520
Mortgage Notes Receivable...................................            0       480,872
                                                              -----------   -----------
  TOTAL ASSETS..............................................  $93,302,937   $87,668,120
                                                              ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Note Payable................................................  $         0   $   750,000
Mortgages Payable...........................................   80,368,031    77,530,651
Accounts Payable and Accrued Expenses.......................    1,146,287     1,103,458
Advance Rental Payments and Security Deposits...............    2,892,799     2,646,350
                                                              -----------   -----------
  TOTAL LIABILITIES.........................................   84,407,117    82,030,459

Commitments and Contingent Liabilities (Note 9)

Partners' Capital
173,252 units outstanding in 2000 and 1999..................    8,895,820     5,637,661
                                                              -----------   -----------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL...................  $93,302,937   $87,668,120
                                                              ===========   ===========

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenue
  Rental income.......................................  $25,583,498   $20,099,480   $18,271,479
  Laundry and sundry income...........................      250,233       178,666       175,971
                                                        -----------   -----------   -----------
                                                         25,833,731    20,278,146    18,447,450
                                                        -----------   -----------   -----------
Expense
  Administrative......................................    1,229,550     1,169,483     1,053,426
  Depreciation and amortization.......................    4,496,500     3,573,658     3,338,924
  Interest............................................    6,455,566     4,945,943     4,607,860
  Management fees.....................................    1,090,007       845,129       773,204
  Operating...........................................    2,435,308     1,882,804     1,900,211
  Renting.............................................      178,802       303,471       297,875
  Repairs and maintenance.............................    3,019,235     2,596,650     2,607,103
  Taxes and insurance.................................    2,529,067     2,089,404     1,883,120
                                                        -----------   -----------   -----------
                                                         21,434,035    17,406,542    16,461,723
                                                        -----------   -----------   -----------
Income from Operations................................    4,399,696     2,871,604     1,985,727
                                                        -----------   -----------   -----------
Other Income (Loss)
  Interest income.....................................      424,765       360,501       171,435
  Income from investment in joint venture.............       38,261        34,188        16,714
  Income (Loss) on short-term investments.............          493      (417,895)       51,143
  Gain on the sale of real estate.....................    2,529,900       800,613            --
                                                        -----------   -----------   -----------
                                                          2,993,419       777,407       239,292
                                                        -----------   -----------   -----------
Income before extraordinary item......................    7,393,115     3,649,011     2,225,019
Extraordinary loss on extinguishment of debt..........   (1,592,268)            0             0
                                                        -----------   -----------   -----------
Net Income............................................  $ 5,800,847   $ 3,649,011   $ 2,225,019
                                                        ===========   ===========   ===========
Income per Unit:
  Income before extraordinary items...................  $     42.67   $     21.06   $     12.84
  Extraordinary loss on extinguishment of debt........        (9.19)            0             0
                                                        -----------   -----------   -----------
  Net Income per Unit.................................  $     33.48   $     21.06   $     12.84
                                                        ===========   ===========   ===========
Weighted Average Number of Units Outstanding..........      173,252       173,252       173,252
                                                        ===========   ===========   ===========

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                 UNITS                                     PARTNERS' CAPITAL
                                  -------------------------------------------------------------------   ------------------------
                                                                                    LESS
                                        LIMITED                                   TREASURY                      LIMITED
                                  -------------------     GENERAL                 UNITS AT              ------------------------
                                  CLASS A    CLASS B    PARTNERSHIP   SUB-TOTAL     COST      TOTAL       CLASS A      CLASS B
                                  --------   --------   -----------   ---------   --------   --------   -----------   ----------
Balance, January 1, 1998........  144,180     34,243       1,802       180,225     6,973     173,252    $ 2,769,251   $  661,152
Distributions to Partners.......       --         --          --            --        --          --     (1,134,695)    (269,490)
Net Income......................       --         --          --            --        --          --      1,780,015      422,754
                                  -------     ------       -----       -------     -----     -------    -----------   ----------
Balance, December 31, 1998......  144,180     34,243       1,802       180,225     6,973     173,252    $ 3,414,571   $  814,416
Distributions to Partners.......       --         --          --            --        --          --     (1,826,584)    (433,814)
Net Income......................       --         --          --            --        --          --      2,919,209      693,312
                                  -------     ------       -----       -------     -----     -------    -----------   ----------
Balance, December 31, 1999......  144,180     34,243       1,802       180,225     6,973     173,252    $ 4,507,196   $1,073,914
Distributions to Partners.......       --         --          --            --        --          --     (2,034,150)    (483,111)
Net Income                             --         --          --            --        --          --      4,640,678    1,102,161
                                  -------     ------       -----       -------     -----     -------    -----------   ----------
Balance, December 31, 2000......  144,180     34,243       1,802       180,225     6,973     173,252    $ 7,113,724   $1,692,964
                                  =======     ======       =====       =======     =====     =======    ===========   ==========

                                      PARTNERS' CAPITAL
                                  -------------------------

                                    GENERAL
                                  PARTNERSHIP      TOTAL
                                  -----------   -----------
Balance, January 1, 1998........   $ 34,827     $ 3,465,230
Distributions to Partners.......    (14,184)     (1,418,369)
Net Income......................     22,250       2,225,019
                                   --------     -----------
Balance, December 31, 1998......   $ 42,893     $ 4,271,880
Distributions to Partners.......    (22,832)     (2,283,230)
Net Income......................     36,490       3,649,011
                                   --------     -----------
Balance, December 31, 1999......   $ 56,551     $ 5,637,661
Distributions to Partners.......    (25,427)     (2,542,688)
Net Income                           58,008       5,800,847
                                   --------     -----------
Balance, December 31, 2000......   $ 89,132     $ 8,895,820
                                   ========     ===========

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Cash Flows from Operating Activities
  Net income........................................  $  5,800,847   $  3,649,011   $  2,225,019
                                                      ------------   ------------   ------------
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization.....................     4,496,500      3,573,658      3,338,924
  (Income) from investment in joint venture.........       (38,261)       (34,188)       (16,714)
  Extraordinary loss on extinguishment of debt......     1,592,268             --             --
  Gain on the sale of rental property...............    (2,529,900)      (800,613)            --
  Unrealized depreciation (appreciation) on
    short-term investments..........................          (494)       417,895        (56,143)
  (Increase) decrease in rents receivable...........       284,330       (176,792)        94,436
  (Increase) in financing and leasing fees..........      (461,542)      (344,110)       (48,757)
  Increase (decrease) in accounts payable...........        42,829        235,033        (35,005)
  (Increase) decrease in real estate tax escrow.....       328,935       (168,122)        31,861
  (Increase) decrease in prepaid expenses and
    other assets....................................       256,228       (402,958)      (196,167)
  Increase in advance rental payments and security
    deposits........................................       246,449        703,103        121,225
  (Increase) Decrease in short-term investments.....        22,281      2,620,691       (948,801)
                                                      ------------   ------------   ------------
  Total Adjustments.................................     4,239,623      5,623,597      2,284,859
                                                      ------------   ------------   ------------
Net cash provided by operating activities...........    10,040,470      9,272,608      4,509,878
                                                      ------------   ------------   ------------
Cash Flows from Investing Activities
  Distribution from joint venture...................        67,296         64,064         33,271
  Purchase and improvement of rental properties.....    (5,349,331)   (11,030,171)    (2,323,710)
  Net proceeds from sale of rental property.........     3,670,674        180,984             --
  Decrease in notes receivable......................       480,872             --             --
                                                      ------------   ------------   ------------
Net cash (used in) investing activities.............    (1,130,489)   (10,785,123)    (2,290,439)
                                                      ------------   ------------   ------------
Cash Flows from Financing Activities
  Payment of notes payable..........................      (750,000)      (876,154)      (634,269)
  Principal payments of mortgages payable...........      (946,384)            --             --
  Distributions to partners.........................    (2,542,688)    (2,283,230)    (1,418,369)
  Proceeds from mortgages payable...................     9,818,501      5,293,259             --
  Cash paid for extraordinary expense...............    (1,254,876)            --             --
                                                      ------------   ------------   ------------
Net cash provided by (used in) financing
  activities........................................     4,324,553      2,133,875     (2,052,638)
                                                      ------------   ------------   ------------
Net Increase in Cash and Cash Equivalents...........    13,234,534        621,360        166,801
Cash and Cash Equivalents, Beginning................     1,244,438        623,078        456,277
                                                      ------------   ------------   ------------
Cash and Cash Equivalents, Ending...................  $ 14,478,972   $  1,244,438   $    623,078
                                                      ============   ============   ============

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS. New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units, and commercial properties located in Massachusetts, Connecticut, and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties are owned by separate subsidiaries without any change in the historical cost basis.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each of such subsidiary. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in a joint venture on the equity method.

    ACCOUNTING ESTIMATES. The preparation of the financial statements is in accordance with generally accepted accounting principles (GAAP) requiring management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

    REVENUE RECOGNITION. Rental income from residential and commercial properties is recognized over the term of the related lease. Amounts 60 days in arrears are charged against income. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

    RENTAL PROPERTIES. Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Rental properties are depreciated on the straight-line method over their estimated useful lives. In the event that facts and circumstances indicate that the carrying value of rental properties may be impaired, an analysis of recoverability is performed. The estimated future undiscounted cash flows are compared to the asset's carrying value to determine if a write-down to fair value or discounted cash flow value is required.

    FINANCING AND LEASING FEES. Financing fees are capitalized and amortized, using the interest method, over the life of the related mortgages. Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease.

    INCOME TAXES. The financial statements have been prepared under the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes on income has been recorded.

    CASH EQUIVALENTS. The Partnerships consider cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less.

    SHORT-TERM INVESTMENTS. The Partnership accounts for short-term investments in accordance with Statement of Financial Accounting Standards (FAS) No. 115 "Accounting for Certain Investments in

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Debt and Equity Securities." The Partnerships consider short-term investments to be mutual funds and bank certificates of deposit, Treasury obligations, or commercial paper with initial maturities between three and twelve months. These investments are considered to be trading account securities and are carried at fair value with unrealized gains or losses reflected in earnings.

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS. The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2000, 1999 or 1998. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At December 31, 2000, substantially all of the Partnerships cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at rates from 6.02 to
6.0625 percent. At December 31, 2000 and 1999 approximately $14,000,000 and $982,000 of cash and cash equivalents exceeded federally insured amounts.

    ADVERTISING EXPENSE. Advertising is expensed as incurred. Advertising expense was $73,928, $87,777, and $96,224 in 2000, 1999 and 1998, respectively.

NOTE 2.  RENTAL PROPERTIES

    Rental properties consist of the following:

                                                                 DECEMBER
                                                         -------------------------
                                                            2000          1999       USEFUL LIFE
                                                         -----------   -----------   -----------
Land, improvements, and parking lots...................  $16,106,171   $16,992,349   10-31 years
Buildings and improvements.............................   76,975,338    82,422,016   15-31 years
Kitchen cabinets.......................................    1,351,868     1,218,362   5-10 years
Carpets................................................    1,346,358     1,232,720   5-10 years
Air conditioning.......................................      204,903       279,807   7-10 years
Laundry equipment......................................       46,441        53,672    5-7 years
Elevators..............................................      161,391       161,391     20 years
Swimming pools.........................................       80,198        42,450     10 years
Equipment..............................................      967,093       845,009    5-7 years
Motor vehicles.........................................      100,655        65,927      5 years
Fences.................................................       24,816        36,717   5-10 years
Furniture and fixtures.................................      460,708       438,548    5-7 years
Smoke alarms...........................................       38,195        33,917    5-7 years
                                                         -----------   -----------
                                                          97,864,135   103,822,885
Less accumulated depreciation..........................   22,557,099    22,548,592
                                                         -----------   -----------
                                                         $75,307,036   $81,274,293
                                                         ===========   ===========

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2.  RENTAL PROPERTIES (CONTINUED)
    Real estate and accumulated depreciation as of December 31, 2000 is:

                                                                                COST
                                                   INITIAL COST TO          CAPITALIZED
                                                   PARTNERSHIPS(1)           SUBSEQUENT
                                             ---------------------------         TO
                             ENCUMBRANCES                                  ACQUISITION(2)
                                (FIRST                     BUILDINGS AND   --------------
                              MORTGAGES)        LAND       IMPROVEMENTS     IMPROVEMENTS
                             -------------   -----------   -------------   --------------
Avon Street                   $ 1,687,529    $    62,700    $   837,318     $   370,320
  Apartments L.P...........
Residential Apartments
Malden, Massachusetts

Boylston Downtown L.P......   $ 7,347,021    $ 2,112,000    $ 8,593,111     $ 2,020,925
Residential/Commercial
Boston, Massachusetts

Brookside                     $ 2,000,000    $   684,000    $ 3,116,000     $     2,937
  Associates LLC...........
Residential Apartments
Woburn, Massachusetts

Clovelly                      $ 2,200,000    $   177,610    $ 1,478,359     $   449,414
  Apartments L.P...........
Residential Apartments
Nashua, New Hampshire

Coach L.P..................   $ 1,500,000    $   140,600    $   445,791     $   438,956
Residential Apartments
Acton, Massachusetts

Commonwealth 1137 L.P......   $ 1,800,000    $   342,000    $ 1,367,669     $   370,743
Residential Apartments
Boston, Massachusetts

Commonwealth 1144 L.P......   $ 7,500,000    $ 1,410,000    $ 5,664,816     $   749,752
Residential Apartments
Boston, Massachusetts

East Hampton L.P...........   $ 1,323,182    $   394,011    $ 1,182,031     $ 1,292,278
Strip Shopping Mall
East Hampton, Connecticut

Executive                     $ 1,900,000    $    91,400    $   740,360     $   900,520
  Apartments L.P...........
Residential Apartments
Framingham, Massachusetts

Hamilton Oaks                 $11,515,547    $ 2,175,000    $12,325,000     $    85,984
Associates LLC.............
Residential/Commercial
Brockton, Massachusetts

Highland Street               $   800,000    $   156,000    $   634,085     $   220,481
Apartments, L.P............
Residential Apartments
Lowell, Massachusetts

Linhart L.P................   $ 1,700,000    $   385,000    $ 1,540,000     $   807,706
Residential/Commercial
Newton, Massachusetts

Middlesex                     $ 1,300,000    $    37,700    $   161,012     $   223,948
  Apartments L.P...........
Residential Apartments
Newton, Massachusetts

Nashoba Apartments L.P.....   $ 1,029,635    $    79,650    $   284,548     $   657,351
Residential Apartments
Acton, Massachusetts

North Beacon 140 L.P.......   $ 4,500,000    $   936,000    $ 3,762,013     $ 1,164,614
Residential/Commercial
Boston, Massachusetts

Oak Ridge                     $ 1,986,176    $   135,300    $   406,544     $ 1,065,536
  Apartments L.P...........
Residential Apartments
Foxboro, Massachusetts


                                          GROSS AMOUNT AT
                                 WHICH CARRIED AT CLOSE OF PERIOD
                             -----------------------------------------

                                           BUILDINGS AND                   ACCUMULATED        DATE
                                LAND       IMPROVEMENTS      TOTALS      DEPRECIATION(3)    ACQUIRED
                             -----------   -------------   -----------   ---------------   ----------
Avon Street                  $    62,700    $ 1,207,638    $ 1,270,338     $   949,114     Sept. 1977
  Apartments L.P...........
Residential Apartments
Malden, Massachusetts
Boylston Downtown L.P......  $ 2,112,000    $10,614,036    $12,726,036     $ 2,408,639     July 1995
Residential/Commercial
Boston, Massachusetts
Brookside                    $   684,000    $ 3,118,937    $ 3,802,937     $    27,353     Oct. 2000
  Associates LLC...........
Residential Apartments
Woburn, Massachusetts
Clovelly                     $   177,610    $ 1,927,773    $ 2,105,383     $ 1,508,022     Sept. 1977
  Apartments L.P...........
Residential Apartments
Nashua, New Hampshire
Coach L.P..................  $   140,600    $   884,747    $ 1,025,347     $   637,492     Sept. 1977
Residential Apartments
Acton, Massachusetts
Commonwealth 1137 L.P......  $   342,000    $ 1,738,412    $ 2,080,412     $   376,072     July 1995
Residential Apartments
Boston, Massachusetts
Commonwealth 1144 L.P......  $ 1,410,000    $ 6,414,568    $ 7,824,568     $ 1,528,061     July 1995
Residential Apartments
Boston, Massachusetts
East Hampton L.P...........  $   394,011    $ 2,474,309    $ 2,868,320     $ 1,026,872     Sept. 1984
Strip Shopping Mall
East Hampton, Connecticut
Executive                    $    91,400    $ 1,640,880    $ 1,732,280     $ 1,212,987     Sept. 1977
  Apartments L.P...........
Residential Apartments
Framingham, Massachusetts
Hamilton Oaks                $ 2,175,000    $12,410,984    $14,585,984     $   712,252     Dec. 1999
Associates LLC.............
Residential/Commercial
Brockton, Massachusetts
Highland Street              $   156,000    $   854,566    $ 1,010,566     $   223,937     Dec. 1996
Apartments, L.P............
Residential Apartments
Lowell, Massachusetts
Linhart L.P................  $   385,000    $ 2,347,706    $ 2,732,706     $   602,550     Jan. 1995
Residential/Commercial
Newton, Massachusetts
Middlesex                    $    37,700    $   384,960    $   422,660     $   210,050     Sept. 1977
  Apartments L.P...........
Residential Apartments
Newton, Massachusetts
Nashoba Apartments L.P.....  $    79,650    $   941,899    $ 1,021,549     $   557,675     Sept. 1977
Residential Apartments
Acton, Massachusetts
North Beacon 140 L.P.......  $   936,000    $ 4,926,627    $ 5,862,627     $ 1,068,523     July 1995
Residential/Commercial
Boston, Massachusetts
Oak Ridge                    $   135,300    $ 1,472,080    $ 1,607,380     $   845,797     Sept. 1977
  Apartments L.P...........
Residential Apartments
Foxboro, Massachusetts

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2.  RENTAL PROPERTIES (CONTINUED)

                                                                                COST
                                                   INITIAL COST TO          CAPITALIZED
                                                   PARTNERSHIPS(1)           SUBSEQUENT
                                             ---------------------------         TO
                             ENCUMBRANCES                                  ACQUISITION(2)
                                (FIRST                     BUILDINGS AND   --------------
                              MORTGAGES)        LAND       IMPROVEMENTS     IMPROVEMENTS
                             -------------   -----------   -------------   --------------
Olde English                  $ 1,850,000    $    46,181    $   878,323     $   382,743
  Apartments L.P...........
Residential Apartments
Lowell, Massachusetts

Redwood Hills L.P..........   $ 4,750,000    $ 1,200,000    $ 4,810,604     $ 1,114,093
Residential Units
Worcester, Massachusetts

River Drive L.P............   $ 1,850,000    $    72,525    $   587,777     $ 1,049,415
Residential Apartments
Danvers, Massachusetts

Staples Plaza..............   $ 5,014,806    $ 3,280,000    $ 4,920,000     $     4,290
Strip Shopping Mall
Framingham, Massachusetts

WCB Associates LLC.........   $ 5,140,608    $ 1,335,000    $ 7,565,501     $    37,938
Residential Apartments
Brockton, Massachusetts

Westgate Apartments LLC....   $11,673,527    $   461,300    $ 2,424,636     $ 4,694,868
Residential Apartments
Woburn, Massachusetts

Condominium Units..........   $        --    $    27,164    $   311,527     $   (18,843)
Residential Units
Massachusetts
                              -----------    -----------    -----------     -----------

                              $80,368,031    $15,741,141    $64,037,025     $18,085,969
                              ===========    ===========    ===========     ===========


                                          GROSS AMOUNT AT
                                 WHICH CARRIED AT CLOSE OF PERIOD
                             -----------------------------------------

                                           BUILDINGS AND                   ACCUMULATED        DATE
                                LAND       IMPROVEMENTS      TOTALS      DEPRECIATION(3)    ACQUIRED
                             -----------   -------------   -----------   ---------------   ----------
Olde English                 $    46,181    $ 1,261,066    $ 1,307,247     $   950,143     Sept. 1977
  Apartments L.P...........
Residential Apartments
Lowell, Massachusetts
Redwood Hills L.P..........  $ 1,200,000    $ 5,924,697    $ 7,124,697     $ 1,446,809     July 1995
Residential Units
Worcester, Massachusetts
River Drive L.P............  $    72,525    $ 1,637,192    $ 1,709,717     $ 1,011,196     Sept. 1977
Residential Apartments
Danvers, Massachusetts
Staples Plaza..............  $ 3,280,000    $ 4,924,290    $ 8,204,290     $   260,525      May 1999
Strip Shopping Mall
Framingham, Massachusetts
WCB Associates LLC.........  $ 1,335,000    $ 7,603,439    $ 8,938,439     $   446,386     Dec. 1999
Residential Apartments
Brockton, Massachusetts
Westgate Apartments LLC....  $   461,300    $ 7,119,504    $ 7,580,804     $ 4,295,477     Sept. 1977
Residential Apartments
Woburn, Massachusetts
Condominium Units..........  $    27,164    $   292,684    $   319,848     $   251,167        Various
Residential Units
Massachusetts
                             -----------    -----------    -----------     -----------
                             $15,741,141    $82,122,994    $97,864,135     $22,557,099
                             ===========    ===========    ===========     ===========

- ----------------------------------

(1) The initial cost to the Partnerships represents both the balance of the mortgage assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2) Net of retirements, and sales.

(3) In 1998, rental properties were depreciated over the following estimated useful lives:

    ASSETS                                         LIFE
    ------                                      -----------
    Buildings and Improvements................  10-31 years
    Other Categories of Assets................  5-10 years

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2.  RENTAL PROPERTIES (CONTINUED)

    A reconciliation of rental properties and accumulated depreciation is as follows:

                                                    DECEMBER 31,
                                      -----------------------------------------
                                          2000           1999          1998
                                      ------------   ------------   -----------
Rental Properties
  Balance, Beginning................  $103,822,885   $ 70,530,006   $68,597,312
  Additions:
    Buildings, improvements, and
      other assets..................     5,349,330     33,855,292     2,323,710
                                      ------------   ------------   -----------
                                       109,172,215    104,385,298    70,921,022
Deduct:
  Write-off of retired or disposed
    assets..........................    11,308,081        562,413       391,016
                                      ------------   ------------   -----------
Balance, Ending.....................  $ 97,864,134   $103,822,885   $70,530,006
                                      ============   ============   ===========
Accumulated Depreciation
  Balance, Beginning................  $ 22,548,592   $ 19,661,624   $17,021,970
  Add:
    Depreciation for the year.......     4,302,306      3,304,010     3,030,670
                                      ------------   ------------   -----------
                                        26,850,898     22,965,634    20,052,640
Deduct:
  Accumulated depreciation on
    retired or disposed assets......     4,293,800        417,042       391,016
                                      ------------   ------------   -----------
Balance, Ending.....................  $ 22,557,098   $ 22,548,592   $19,661,624
                                      ============   ============   ===========

    On November 20, 2000, the Partnership sold the Timpany Plaza Shopping Center located in Gardner, Massachusetts. The property was sold for $5,000,000 and the gain of $1,869,507 on the sale is included in other income.

    In October 2000, the Partnership acquired the Brookside Apartments located in Woburn, Massachusetts. The complex consists of 44 residential apartments. The purchase price of $3,800,000 was originally funded from cash reserves. In December 2000, the Partnership obtained a mortgage of $2,000,000 on the property. The terms of the mortgage are interest only at a rate of 7.625% and matures in January 2011.

    On June 28, 2000, the Partnership sold the Lewiston Mall Shopping Center, located in Lewiston, Maine. The property was sold for $5,100,000 and the gain of $660,393 is included on other income.

    On December 23, 1999, the Partnership acquired, through a controlled affiliate, a 268-unit residential complex and a 6,075 square-foot commercial building located in Brockton, Massachusetts for a purchase price of $14,500,000. The purchase was funded by a $11,600,000 mortgage, a $750,000 loan from the majority shareholder of the General Partner (see Note 3) and $2,150,000 paid from available cash. The 7.84% mortgage matures in 2009 and is being amortized over 30 years.

    On December 3, 1999, the Partnership acquired through a controlled affiliate, a 180 unit residential complex located in Brockton, Massachusetts for a purchase price of $8,900,000. This

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2.  RENTAL PROPERTIES (CONTINUED)
controlled affiliate assumed a 6.52% mortgage with an outstanding balance of $5,207,172 that has a maturity date of October 2008. The balance of the purchase price of $3,692,828 was paid from available cash.

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

    On April 30, 1999, the Partnership sold the Willard Apartments located in Quincy, Massachusetts for $850,000, resulting in a gain of $672,140. The purchaser paid $85,000 in cash, assumed the existing mortgage of approximately $285,000, and gave to the Partnership a mortgage note for the remaining $480,000. This 7.5% mortgage note is collateralized by other real estate owned by the purchaser and matures at the earlier of the refinancing of the purchased property or July 31, 2005, the maturity date of the assumed mortgage. This mortgage was paid on January 14, 2000.

    The operating results of the above acquired properties have been included in the consolidated statements of income since the dates of acquisition or sale. The following unaudited pro forma results assume the acquisitions occurred at the beginning of 1999 and are based upon historical amounts adjusted for changes in interest expense and depreciation and amortization (stated in thousands except for per unit amounts):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Rental income.............................................  $24,942    $23,184
Operating income..........................................    4,671      3,326
Income before extraordinary item..........................    5,249      3,201
Income per unit before extraordinary item.................    30.30      18.50

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at January 1, 1999 nor are these results necessarily indicative of future operating results.

NOTE 3.  RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $1,076,807, $819,929 and $749,302 in 2000, 1999 and 1998, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $122 and $325 paid in 2000 and 1999; no fees were paid in 1998.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3.  RELATED PARTY TRANSACTIONS (CONTINUED)
    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. In 2000, 1999 and 1998, approximately $656,000, $939,000, and $671,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $275,000, $505,000, and $244,000 was capitalized in 2000, 1999 and 1998 in rental properties. Included in the 2000 expenses referred to above, approximately $138,000 is recorded in repairs and maintenance, $199,000 in administrative expense and $44,000 in renting expense. Included in the 1999 expenses referred to above, approximately $192,000 is recorded in repairs and maintenance, $215,000 in administrative expense, and $27,000 in renting expense. Included in the 1998 expenses referred to above, approximately $219,000 is recorded in repairs and maintenance, $173,000 in administrative expense, and $35,000 in renting expense. Additionally in 2000, 1999 and 1998, the Partnership paid to the management company $74,700, $65,000, and $60,000 respectively for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at December 31, 2000 and 1999 is $138,753 and $114,155 due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. In connection with the sale of the Lewiston Mall Shopping Center in 2000, the Partnership paid a commission of $153,000 to the management company.

    In 1996, prior to becoming an employee and President of the management company, the current President performed and continues to perform asset management consulting services to the Partnership. This individual continues to perform these services and receive an asset management fee from the Partnership. He received $42,500, $32,650, and $31,200 in 2000, 1999 and 1998, respectively.

    Included in prepaid expenses and other assets were amounts due from related parties of $1,036,639, $937,157 and $534,357 at December 31, 2000, 1999 and
1998, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    On December 22, 1999, the Partnership borrowed $750,000 from the majority shareholder of the General Partner. This amount was paid directly to the seller of the Oak Apartments in Brockton, Massachusetts (see Note 2). This unsecured 10% note was due on December 22, 2001 or prepaid without penalty. On April 6, 2000, this note was paid in full. Interest expense was $20,000 and $2,083 for the period ending December 31, 2000 and 1999 respectively.

NOTE 4.  OTHER ASSETS

    Short-term investments are considered to be trading securities per (FAS) No. 115 and are carried on the balance sheet at their fair value. At
December 31, 1999, mutual fund investments with a cost of $22,113 were recorded at a market value of $21,787.

    Included in prepaid expenses and other assets at December 31, 2000 and 1999 is approximately $349,000 and $456,000 respectively, held in escrow to pay future capital improvements.

    As part of the sale of the Timpany Plaza in November 2000, the Timpany Plaza joint venture with a carrying value of $29,035 at December 31, 1999 was liquidated.

    Financing and leasing fees of $879,247 and $1,110,520 are net of accumulated amortization of $983,363 and $1,261,148 in 2000 and 1999 respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5.  MORTGAGES PAYABLE AND EXTRAORDINARY ITEM

    At December 31, 2000 and 1999, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2000 the interest rate on these loans ranged from 6.52% to 8.78%, payable in monthly installments aggregating approximately $600,000 including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value. The majority of the mortgages are subject to prepayment penalties.

    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

    Approximate annual maturities are as follows:

2001--current maturities....................................  $   755,000
2002........................................................      816,000
2003........................................................      881,000
2004........................................................      949,000
2005........................................................    1,029,000
Thereafter..................................................   75,938,000
                                                              -----------
                                                              $80,368,000
                                                              ===========

    During 2000, 11 of the Partnerships' mortgages were refinanced and two new mortgages were incurred on previously debt free property. The total of the 13 new mortgages is approximately $33,650,000; the repaid mortgages totaled approximately $24,000,000. The new mortgages mature in 2010 and 2011 and require interest only at rates from 7.63% to 8.46%. The repaid mortgages had interest rates ranging from 8.25% to 9.25% and were to mature in 2005. As a result of this new financing, the Partnership has recorded an extraordinary charge in 2000 of approximately $1,592,000 inclusive of prepayment penalties of $1,255,000 and the expensing of previously deferred financing costs of $337,000. New deferred financing fees of approximately $369,000 will be amortized over the ten year maturities of the new mortgages using the interest rate method.

NOTE 6.  ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

    The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits. Security deposits are held by another entity owned by the majority shareholder of the General Partner (see Note 3).

NOTE 7.  PARTNERS' CAPITAL

    The Partnership has two categories of Limited Partners (Class A and B) and one category of General Partner (General Partner). Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1% respectively of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.

    The Partnership declared distributions of $14.70 per unit in 2000, $13.20 per unit in 1999, and $8.20 per unit in 1998. The 1999 distribution included a special dividend of $3.50 per unit paid in March 1999. The 2000 distribution included a special dividend of $4.00 per unit paid in March 2000. In

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 7.  PARTNERS' CAPITAL (CONTINUED)
January 2001, the Partnership declared a semi-annual dividend of $6.10 per unit and $5.00 per unit payable on March 31, 2001.

    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of Limited Partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Earnings per Depositary Receipt:
  Income before extraordinary item.....................   $4.27      $2.11      $1.28
  Net income...........................................   $3.35      $2.11      $1.28

NOTE 8.  TREASURY UNITS

    Treasury units at December 31, 2000 are as follows:

Class A.....................................................   5,681
Class B.....................................................   1,228
General Partnership.........................................      64
                                                               -----
                                                               6,973
                                                               =====

NOTE 9.  COMMITMENTS AND CONTINGENCIES

    Two adult tenants and their two minor children filed a complaint against the Partnership with the Massachusetts Commission Against Discrimination ('MCAD') and the United States Department of Housing and Urban Development, alleging that the Partnership's policy of limiting the number of persons who could occupy each apartment according to the number of bedrooms in the apartment amounted to discrimination on the basis of national origin and familial status. The Company filed a position statement opposing the claim. In November 2000, MCAD issued a probable cause determination crediting the claim based on familial status, but dismissing the national origin claim. The matter was certified for a public hearing before MCAD and the parties are now in the process of conducting discovery. The Partnership intends to contest the remaining claim vigorously.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10.  RENTAL INCOME

    In 2000, approximately 86% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 14% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                                COMMERCIAL
                                                              PROPERTY LEASES
                                                              ---------------
2001........................................................    $ 1,782,000
2002........................................................      1,690,000
2003........................................................      1,637,000
2004........................................................      1,499,000
2005........................................................      1,133,000
Thereafter..................................................      8,189,000
                                                                -----------
                                                                $15,930,000
                                                                ===========

    The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $1,039,000, $933,000 and $731,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

    Rents receivable are net of allowances for doubtful accounts of $249,332, $149,386 and $135,559 at December 31, 2000, 1999 and 1998, respectively.

NOTE 11.  CASH FLOW INFORMATION

    During the year ended December 31, 2000, 1999, and 1998, cash paid for interest was $6,351,413, $4,862,468, and $4,543,330 respectively.

    Schedule of non-cash investing and financing transactions:

                                        MORTGAGES
                                        REFINANCED    PROPERTY SOLD      TOTAL
                                       ------------   -------------   ------------
Sale of rental properties............            --    $10,100,000    $ 10,100,000
New mortgage debt....................  $ 33,650,000             --      33,650,000
                                       ------------    -----------    ------------
                                         33,650,000     10,100,000      43,750,000

Non-cash investing and financing
  Mortgage debt paid.................   (23,831,499)    (6,034,737)    (29,866,236)
                                       ------------    -----------    ------------
Total non-cash investing and
  financing..........................   (23,831,499)    (6,034,737)    (29,866,236)
                                       ------------    -----------    ------------
Cash received before other
  transaction expenses...............  $  9,818,501    $ 4,065,263    $ 13,883,764
                                       ============    ===========    ============

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

NOTE 13.  TAXABLE INCOME AND TAX BASIS

    Taxable income reportable by the Partners is different than financial statement income because of accelerated depreciation, different tax lives, impairment losses, and the inclusion for tax purposes of profits and losses realized on equity investments. Taxable income for 2000 is approximately $1,800,000 less than book income. The capital gains of approximately $2,500,000 were reduced for tax purposes by an impairment loss recorded in 1995 of approximately $2,700,000, net of depreciation, resulting in a capital loss for tax purposes of $200,000. Ordinary taxable income is approximately $900,000 greater than statement income because of depreciation differences, non-deductible allowances and an increase in tenant's rental deposits. The cumulative tax basis of the Partnerships real estate at December 31, 2000 is approximately $1,400,000 greater than the statement basis.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            THREE MONTHS ENDED
                                  ----------------------------------------------------------------------
                                  MARCH 31,     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                     2000         2000           2000            2000           TOTAL
                                  ----------   ----------   --------------   -------------   -----------
Revenues........................  $6,436,245   $6,529,212    $ 6,432,015      $6,436,259     $25,833,731
Expenses........................   5,545,494    5,332,520      5,264,923       5,291,098      21,434,035
                                  ----------   ----------    -----------      ----------     -----------
Income from Operations..........     890,751    1,196,692      1,167,092       1,145,161       4,399,696
Gain on the sale of real
  estate........................           0      662,781              0       1,867,119       2,529,900
Other Income....................      47,114       43,305        175,876         197,224         463,519
                                  ----------   ----------    -----------      ----------     -----------
Net Income before extraordinary
  item..........................     937,865    1,902,778      1,342,968       3,209,504       7,393,115
Extraordinary loss on
  extinguishment of debt........           0     (116,213)    (1,476,055)              0      (1,592,268)
                                  ----------   ----------    -----------      ----------     -----------
Net income(loss)................  $  937,865   $1,786,565    $  (133,087)     $3,209,504     $ 5,800,847
                                  ==========   ==========    ===========      ==========     ===========
Per Unit
  Income before extraordinary
    item........................  $     5.41   $    10.98    $      7.75      $    18.53     $     42.67
  Extraordinary item............           0        (0.67)         (8.52)              0           (9.19)
                                  ----------   ----------    -----------      ----------     -----------
  Net income....................  $     5.41   $    10.31    $     (0.77)     $    18.53     $     33.48
                                  ==========   ==========    ===========      ==========     ===========
Per Depositary Receipt
  Income before extraordinary
    item........................  $     0.54   $     1.10    $      0.78      $     1.85     $      4.27
  Extraordinary item............           0        (0.07)         (0.85)              0           (0.92)
                                  ----------   ----------    -----------      ----------     -----------
  Net Income....................  $     0.54   $     1.03    $     (0.07)     $     1.85     $      3.35
                                  ==========   ==========    ===========      ==========     ===========

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                            THREE MONTHS ENDED
                                  ----------------------------------------------------------------------
                                  MARCH 31,     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                     1999         1999           1999            1999           TOTAL
                                  ----------   ----------   --------------   -------------   -----------
Revenues........................  $4,808,232   $4,866,403    $ 5,138,539      $5,464,972     $20,278,146
Expenses........................   4,293,381    4,090,715      4,386,493       4,635,953      17,406,542
                                  ----------   ----------    -----------      ----------     -----------
Income from Operations..........     514,851      775,688        752,046         829,019       2,871,604
Other Income....................         218      596,576        148,472          32,141         777,407
                                  ----------   ----------    -----------      ----------     -----------
Net Income......................  $  515,069   $1,372,264    $   900,518      $  861,160     $ 3,649,011
                                  ==========   ==========    ===========      ==========     ===========
Net Income per Unit.............  $     2.97   $     7.92    $      5.20      $     4.97     $     21.06
Net Income per Depositary
  Receipt.......................         .30          .79            .52             .50            2.11

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

                                                       NEW ENGLAND REALTY ASSOCIATES LIMITED
                                                       PARTNERSHIP

                                                       By:              /s/ NEWREAL, INC.
                                                            -----------------------------------------
                                                                       Its General Partner

                                                       By:               /s/ RONALD BROWN
                                                            -----------------------------------------
                                                                     Ronald Brown, PRESIDENT

                                                       Dated: April 2, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ RONALD BROWN                     President and Director of the
     -------------------------------------------         General Partner (Principal      April 2, 2001
                    Ronald Brown                         Executive Officer)

                                                       Treasurer and Director of the
                  /s/ HAROLD BROWN                       General Partner (Principal
     -------------------------------------------         Financial Officer and           April 2, 2001
                    Harold Brown                         Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
- -----------             ----------------------
  (3)                   Second Amended and Restated Contract of Limited
                        Partnership.(1)

  (4)                   (a) Specimen certificate representing Depositary Receipts.

                        (b) Description of rights of holders of Partnership securities.*

                        (c) Deposit Agreement, dated August 12, 1987, between the
                        General Partner and the First National Bank of Boston.

  (10)                  Purchase and Sale Agreement by and between Sally A. Starr
                        and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(4)

  (21)                  Subsidiaries of the Partnership.(5)

  (19)                  8-K December 3, 1999.

  (19)                  8-K December 23, 1999.

  (19)                  Amended 8-K (Amended Reports dated December 3, 1999 and
                        December 23, 1999.

- ------------------------

(1) Incorporated by reference to Exhibit A to the Partnership's Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.

(2) Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership's Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.

(3) Incorporated herein by reference to Exhibit 2(b) to the Partnership's Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17 1987.

(4) Incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K dated June 30, 1995.

(5) Incorporated by reference to Note 2 to Financial Statements included as part of this Form 10-K.