Form 10-Q
period 2001-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2001-05-15
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001    OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to _____________________


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


         Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No ___________

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                                 Page No.

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                                              3

                  Consolidated Statements of Income for the
                  Three Months Ended March 31, 2001
                  and March 31, 2000                                                                 4

                  Consolidated Statement of Changes in Partners'
                  Capital                                                                            5

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and                                              6
                  March 31, 2000

                  Notes to Financial Statements                                                      7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                        13


                           PART II - OTHER INFORMATION

Item 5.           Other Information


SIGNATURES                                                                                          18

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              MARCH 31,       DECEMBER 31,
                                                                                2001              2000
                                                                             (UNAUDITED)
                                                                             ----------      --------------

                             ASSETS
Rental Properties                                                          $ 74,609,763         $ 75,307,036
Cash and Cash Equivalents                                                    14,519,918           14,478,972
Rents Receivable                                                                423,766              402,376
Real Estate Tax Escrows                                                         383,248              378,039
Prepaid Expenses and Other Assets                                             1,803,657            1,857,267
Financing and Leasing Fees                                                      906,535              879,247
                                                                           ------------         ------------
     TOTAL ASSETS                                                          $ 92,646,887         $ 93,302,937
                                                                           ============         ============


                LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                                          $ 80,180,393         $ 80,368,031
Accounts Payable and Accrued Expenses                                         1,018,946            1,146,287
Advance Rental Payments and Security Deposits                                 2,917,788            2,892,799
                                                                           ------------         ------------
     TOTAL LIABILITIES                                                       84,117,127           84,407,117

Commitments and Contingent Liabilities (Note 9)

Partners'  Capital
 173,252 units outstanding in 2001 and 2000                                   8,529,760            8,895,820
                                                                           ------------         ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 92,646,887         $ 93,302,937
                                                                           ============         ============

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                         (UNAUDITED)
                                                                   2001              2000
                                                                --------------    --------------

Revenue
  Rental income                                                 $ 6,651,487       $ 6,377,062
  Laundry and sundry income                                          62,566            59,183
                                                                --------------    --------------
                                                                  6,714,053         6,436,245
                                                                ---------------   ---------------
Expense
 Administrative                                                     300,832           314,775
 Depreciation and amortization                                    1,033,607         1,158,566
 Interest                                                         1,616,955         1,595,377
 Management fees                                                    273,151           282,058
 Operating                                                          882,561           855,506
 Renting                                                             26,310            43,160
 Repairs and maintenance                                            629,794           632,043
 Taxes and insurance                                                608,942           664,009
                                                                --------------    --------------
                                                                  5,372,152         5,545,494
                                                                --------------    --------------
Income from Operations                                            1,341,901           890,751
                                                                --------------    --------------

Other Income
  Interest income                                                   212,028            40,074
  Income from investment in joint venture                                 0             6,594
  Income on short-term investments                                        0               446
                                                                ---------------   ---------------
                                                                    212,028            47,114
                                                                ---------------   ---------------
Net Income                                                      $ 1,553,929       $   937,865
                                                                ===============   ===============

Net Income per Unit                                             $      8.97       $      5.41
                                                                ===============   ===============
Weighted Average Number
 Of Units Outstanding                                               173,252           173,252
                                                                ===============   ===============


See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)


                                            LIMITED
                               ---------------------------------            GENERAL
                                 CLASS A             CLASS B               PARTNERSHIP            TOTAL
                               -------------       -------------         ------------------   -------------

Balance, January 1, 2000       $4,510,129            $1,071,156            $    56,376           $5,637,661

Distribution to Partners       (1,259,236)             (299,069)               (15,740)          (1,574,045)

Net Income                        750,292               178,194                  9,379              937,865
                               ----------            ----------            -----------           ----------
Balance, March 31, 2000        $4,001,185            $  950,281            $    50,015           $5,001,481
                               ==========            ==========            ===========           ==========

Units authorized and
  issued, net of 6,973
  Treasury Units at
  March 31, 2000                  138,602                32,918                 1,732               173,252
                               ==========            ==========            ===========           ==========

Balance, January 1, 2001       $7,113,724            $1,692,964            $   89,132            $8,895,820

Distribution to Partners       (1,535,991)             (364,798)              (19,200)           (1,919,989)

Net Income                      1,243,143               295,247                15,539             1,553,929
                               ----------            ----------            -----------           ----------
Balance, March 31, 2001        $6,820,876            $1,623,413            $   85,471            $8,529,760
                               ==========            ==========            ===========           ==========

Units authorized and
  issued, net of 6,973
  Treasury Units at
  March 31, 2001                  138,602                32,918                 1,732               173,252
                               ==========            ==========            ===========           ==========


See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                                  (UNAUDITED)
                                                                                    --------------------------------------
                                                                                              2001               2000
                                                                                       ----------------   ----------------

Cash Flows from Operating Activities
   Net income                                                                          $  1,553,929       $    937,865
                                                                                       --------------     --------------
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                           1,033,607          1,158,566
  (Income) from investment in joint venture                                                       0             (6,594)
  Unrealized depreciation (appreciation) on short-term investments                                0               (446)
  (Increase) decrease in rents receivable                                                   (21,390)           188,606
  (Increase) in financing and leasing fees                                                  (60,337)           (12,098)
  (Increase) decrease in accounts payable                                                  (127,341)            51,717
  (Increase) in real estate tax escrow                                                       (5,209)           (11,119)
  Decrease (increase) in prepaid expenses and other assets                                   53,610            (28,737)
  Increase in advance rental payments and security deposits                                  24,989             39,349
  (Increase) decrease in short-term investments                                                   0               (753)
                                                                                       --------------     --------------
  Total Adjustments                                                                         897,929          1,378,491
                                                                                       --------------     --------------
Net cash provided by operating activities                                                 2,451,858          2,316,356

Cash Flows from Investing Activities
  Distribution from joint venture                                                                 0             15,370
  Purchase and improvement of rental properties                                            (303,285)          (287,708)
  Decrease in notes receivable                                                                    0            480,872
                                                                                       --------------     --------------
Net cash (used in) provided by investing activities                                        (303,285)           208,534
                                                                                       --------------     --------------
Cash Flows from Financing Activities
  Principal payments of mortgages payable                                                  (187,638)          (284,900)
  Distributions to partners                                                              (1,919,989)        (1,574,045)
                                                                                       --------------     --------------
Net cash provided by (used in) financing activities                                      (2,107,627)        (1,858,945)
                                                                                       --------------     --------------
Net Increase in Cash and Cash Equivalents                                                    40,946            665,945
Cash and Cash Equivalents, Beginning                                                     14,478,972          1,244,438
                                                                                       --------------     --------------
Cash and Cash Equivalents, Ending                                                      $ 14,519,918       $  1,910,383
                                                                                       ==============     ==============

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2001 and 2000. The Partnerships make their temporary cash investments with high-credit-quality financial institutions. At March 31, 2001, substantially all of the Partnerships' cash and cash equivalents were held in interest-bearing accounts at financial institutions earning interest at rates from 4.45 to 5.125 percent. At March 31, 2001 approximately $14,320,000 of cash and cash equivalents exceeded federally insured amounts.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $15,729, and $20,156 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:


                                                          MARCH 31,      DECEMBER 31,          USEFUL
                                                            2001             2000               LIFE
                                                       --------------   ---------------       --------

Land, improvements, and parking lots                    $16,106,171        $16,106,171      10-31 years
Buildings and improvements                               77,133,408         76,975,338      15-31 years
Kitchen cabinets                                          1,387,853          1,351,868       5-10 years
Carpets                                                   1,375,858          1,346,358       5-10 years
Air conditioning                                            204,903            204,903       7-10 years
Laundry equipment                                            46,441             46,441        5-7 years
Elevators                                                   165,187            161,391         20 years
Swimming pools                                               80,198             80,198         10 years
Equipment                                                 1,025,801            967,093        5-7 years
Motor vehicles                                              100,655            100,655          5 years
Fences                                                       24,816             24,816       5-10 years
Furniture and fixtures                                      476,984            460,708        5-7 years
Smoke alarms                                                 39,145             38,195        5-7 years
                                                    ---------------    ---------------
                                                         98,167,420         97,864,135
Less accumulated depreciation                            23,557,657         22,557,099
                                                    ---------------    ---------------
                                                        $74,609,763        $75,307,036
                                                    ===============    ===============

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $273,151 and $282,058 for the three months ended March 31, 2001 and 2000, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $325 paid in the year ended December 31, 2000. No fee was paid in the three months ended March 31, 2001.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the three months ended March 31, 2001 and 2000, approximately $172,000 and $112,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $30,000 and $25,000 was capitalized during the three months ended March 31, 2001 and 2000 in rental properties. Included in the 2001 expenses referred to above, approximately $58,000 is recorded in repairs and maintenance and $43,000 in administrative expense. Included in the 2000 expenses referred to above, approximately $40,000 is recorded in repairs and maintenance and $47,000 in administrative expense. Additionally in each of the quarters ended March 31, 2001 and 2000, the Partnership paid to the management company $20,000 and $18,675 respectively for in-house accounting services, which were previously provided by an outside company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No such fees were paid in 2001. In connection with the sale of the Lewiston Mall Shopping Center in 2000, the Partnership paid a commission of $153,000 to the management company in 2000.

In 1996, prior to becoming an employee and President of the management company, the current President performed and continues to perform asset management consulting services to the Partnership. This individual continues to perform these services and receives an asset management fee from the Partnership. He received $12,500 for the three months ended March 31, 2001 and $42,500 for the year ended December 31, 2000.

Included in prepaid expenses and other assets were amounts due from related parties of $965,136 at March 31, 2001 and $1,036,639 at December 31, 2000
representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).


NOTE 4--OTHER ASSETS

Included in prepaid expenses and other assets at March 31, 2001 and December 31, 2000 is approximately $400,000 and $349,000 respectively, held in escrow to pay future capital improvements.

Financing and leasing fees of $906,535 and $879,247 are net of accumulated amortization of $1,016,412 and $983,363 at March 31, 2001 and December 31, 2000, respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 5--MORTGAGES PAYABLE

At March 31, 2001 and December 31, 2000, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2001 the interest rate on these loans ranged from 6.52% to 8.78%, payable in monthly installments aggregating approximately $600,000 including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value. The majority of the mortgages are subject to prepayment penalties.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:


                  2002--current maturities             $ 769,000
                  2003                                   831,000
                  2004                                   895,000
                  2005                                   971,000
                  2006                                 1,049,000
                  Thereafter                          75,665,000
                                                     -----------
                                                     $80,180,000
                                                     ===========

In April 2001, the Partnership obtained a standby line of credit in the amount of $12,000,000 secured by the property at 62 Boylston Street. At this point, the Partnership has not drawn on the line. If the Partnership draws on the line, the existing mortgage of approximately $7,300,000 will be paid in full from cash reserves.

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7--PARTNERS' CAPITAL (CONTINUED)

In January 2001, the Partnership declared a semi-annual dividend of $6.10 per unit and a special dividend of $5.00 per unit payable March 31, 2001. The Partnership declared distributions of $14.70 per unit in 2000. The 2000 distribution included a special dividend of $4.00 per unit paid in March 2000.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:


                                              THREE MONTHS ENDED
                                                     MARCH 31,
                                              ------------------
                                             2001            2000
                                             ----            ----

Net Income per Depositary Receipt            $.90            $.54
                                             ====            ====


NOTE 8--CAPITAL REPURCHASE PLAN

Treasury units at March 31, 2001 are as follows:


Class A                                     5,681
Class B                                     1,228
General Partnership                            64
                                            -----
                                            6,973
                                            =====


NOTE 9--COMMITMENTS AND CONTINGENCIES

Two adult tenants and their two minor children filed a complaint against the Partnership with the Massachusetts Commission Against Discrimination (MCAD) and the United States Department of Housing and Urban Development, alleging that the Partnership's policy of limiting the number of persons who could occupy each apartment according to the number of bedrooms in the apartment amounted to discrimination on the basis of national origin and familial status. The Company filed a position statement opposing the claim. In November 2000, MCAD issued a probable cause determination crediting the claim based on familial status, but dismissing the national origin claim. The matter was certified for a public hearing before MCAD and the parties are now in the process of conducting discovery. The Partnership intends to contest the remaining claim vigorously.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 10--RENTAL INCOME

During the three months ended March 31, 2001, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 9% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:


                                COMMERCIAL
                                 PROPERTY
YEAR ENDED                        LEASES
                          --------------------

2002                           $ 1,846,000
2003                             1,807,000
2004                             1,798,000
2005                             1,570,000
2006                             1,207,000
Thereafter                       8,544,000
                               -----------
                               $16,772,000
                               ===========

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $146,000 for the three months ended March 31, 2001.

Rents receivable are net of allowances for doubtful accounts of $273,872 and $249,332 at March 31, 2001 and December 31, 2000, respectively.

NOTE 11--CASH FLOW INFORMATION

During the three months ended March 31 2001 and 2000, cash paid for interest was $1,603,886 and $1,595,377, respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $1,341,901 during the three months ended March 31, 2001, compared to $890,751 during the three months ended March 31, 2000, an increase of $451,150.

The rental activity is summarized as follows:


                                                 Occupancy Date
                                    May 4, 2001                  May 5, 2000
-------------------------------------------------------------------------------------------------

RESIDENTIAL
Units                                    2,143                      2,099
Vacancies                                   29                         24
Vacancy rate                              1.4%                       1.1%

COMMERCIAL
Total square feet                      137,775                    503,375
Vacancy                                  3,850                     65,000
Vacancy rate                              2.8%                        13%
-------------------------------------------------------------------------------------------------
                                               Rental Income (in thousands)
                                          2001                              2000
-------------------------------------------------------------------------------------------------

Total rents                           $   6,651                           $   6,377
Residential percentage                      91%                                 83%
Commercial percentage                        9%                                 17%
Contingent rentals                    $     146                           $     361

Rental income for the three months ended March 31, 2001 was $6,651,487 compared to $6,377,062 for the three months ended March 31, 2000 an increase of $274,425 (4%).

During the year ended December 31, 2000, the Partnership sold two commercial properties totaling approximately 366,000 square feet and acquired a 44 unit residential apartment complex. The following is a rental income analysis of the effect of the sales and acquisition of the properties for the quarter ended March 31, 2001:


                                                       THREE MONTHS ENDED               INCREASE
                                            MARCH 31, 2001       MARCH 31, 2000        (DECREASE)
                                            -----------------------------------------------------

Rental income
Sales:
Timpany Plaza - commercial                  $         0             $  200,379        ($200,379)
Lewiston Mall - commercial                            0                320,810         (320,810)

Acquisitions:
Brookside Apartments - residential              119,526                      0          119,526
                                           ------------            -----------         --------
                  Total                     $   119,526             $  521,189        ($401,663)
                                           ============            ===========         ========

As indicated above, the sale of the commercial properties resulted in a decrease in rental income of $521,189. This decrease is offset by an increase in rental income of $119,526 due to the acquisition of the residential complex. Rental income from the Partnerships existing properties increased $676,088 due to rental rate increases of approximately 12% resulting from the strong demand for residential apartments in the greater Boston area.

Expenses for the three months ended March 31, 2001 were $5,372,152 compared to $5,545,494 for the three months ended March 31, 2000, a decrease of $173,342. This decrease is substantially due to the sale of the two properties discussed above. The following is an analysis of the operating expenses for the quarters ended March 31, 2001 and 2000 of the properties sold and acquired:


                                             THREE MONTHS ENDED
                                                   MARCH 31,            INCREASE
                                                2001     2000          (DECREASE)
                                            -------------------------------------

Expenses
Sales:
Timpany Plaza - commercial                 $      0     $ 114,375     ($114,375)
Lewiston Mall - commercial                        0       122,101      (122,101)

Acquisitions:
Brookside Apartments - residential           56,385             0        56,385
                                          ---------    ----------     ---------
                  Total                    $ 56,385     $ 236,476     ($180,091)
                                          =========    ==========     =========

The total decrease in expenses for the three months ended March 31, 2001 was $173,342. As indicated in the chart above, the net decrease in expenses attributable to the sale of Timpany Plaza and the Lewiston Mall Shopping Center and the acquisition of the Brookside Apartments during 2000 was $180,091. Expenses at the Partnership's other properties increased $6,749.

Interest expense increased $21,578 from $1,595,377 for the three months ended March 31, 2000 to $1,616,955 for the three months ended March 31, 2000. This increase reflects a number of factors as follows: the refinancing of eleven properties in 2000 resulting in an increase in debt of approximately $7,019,000; the mortgage of $2,000,000 on the Brookside Apartments in 2000; a mortgage of $800,000 on a previously debt free property; and the payoff of approximately $6,200,000 on the properties sold in 2000.

Operating expenses increased from $855,506 for the three months ended March 31, 2000 to $882,561 for the three months ended March 31, 2001, an increase of $27,055. The operating expenses at the existing properties increased $88,552 due to higher utility and snow removal costs.

Taxes and insurance decreased to $608,942 for the three months ended March 31, 2001 from $664,009 for the three months ended March 31, 2000, a decrease of $55,067. This decrease is due to the properties sold in 2000. Taxes and insurance at the properties other than the Brookside Apartments increased $18,689 due to increases in real estate taxes primarily at 62 Boylston Street and 140 North Beacon Street.

Renting expenses decreased to $26,310 for the three months ended March 31, 2001 from $43,160 for the three months ended March 31, 2000, a decrease of $16,850. This decrease is due to lower advertising costs and rental commissions due to a strong rental market.

Interest income was $212,028 for three months ended March 31, 2001 compared to $38,772 for three months ended March 31, 2000, an increase of $173,256. This increase is due to an increase in the average cash balance available for investment in 2001 offset by declining interest rates.

As a result of the changes discussed above, net income for the three months ended March 31, 2001, was $1,553,929 compared to $937,865 for the three months ended March 31, 2000, an increase of $616,064.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2001 and 2000 was the collection of rents, sale of real estate, and the refinancing of Partnership properties. The majority of cash and cash equivalents of $14,519,918 at March 31, 2001 and $14,478,972 at December 31, 2000 was held in interest bearing accounts at credit worthy financial institutions.

In March 2001, the Partnership paid a dividend of $6.10 per unit and a special dividend of $5.00 per unit for a total payment of $1,919,989. Total dividends paid in 2000 were $14.70 per unit including a special dividend of $3.50 per unit totaling $2,542,688.

On November 20, 2000, the Partnership sold the Timpany Plaza Shopping Center. The property was sold for $5,000,000. The mortgage of approximately $3,300,000 was paid off and the net cash received by the Partnership after closing costs and operating adjustments was approximately $1,459,000. Rental income from the property was approximately $438,000 for the year ended December 31, 2000.

In October 2000, the Partnership acquired the Brookside Apartments located in Woburn, Massachusetts. The purchase price of $3,800,000 was originally funded from cash reserves. In December 2000, the Partnership obtained a mortgage of $2,000,000 on the property. The terms of the mortgage are interest only at a rate of 7.625% and the mortgage matures in 2011.

On June 28, 2000, the Partnership sold the Lewiston Mall Shopping Center. The property was sold for $5,100,000. The mortgage of approximately $2,900,000 was paid off and the net cash received by the Partnership after closing costs and operating adjustments was approximately $1,942,000. Rental income from the property was approximately $600,000 for the year ended December 31, 2000.

During the three months ended March 31, 2001, the Partnership completed certain improvements to its properties at a total cost of $303,285. The most significant costs were incurred at the following properties: $158,428 at 62 Boylston Street in Boston, Massachusetts; $45,475 at the Redwood Hills Apartments in Worcester, Massachusetts; $13,574 at the Brookside Apartments in Woburn, Massachusetts and $12,745 at the Hamilton Oaks apartments in Brockton, Massachusetts.

In addition to the improvements made in the first quarter of 2001, the Partnership plans to invest approximately $4,200,000 in capital improvements in 2001. Approximately $3,000,000 is designated for 62 Boylston Street and the balance at other residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). This document contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results; fluctuations in the residential real estate market in the greater metropolitan Boston, Massachusetts area and the commercial real estate rental market in New England; heating and other utility costs, and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. These risks could cause the Partnership's actual results for fiscal year 2001 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Partnership. The foregoing list of factors identified below should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.

In April 2001, the Partnership obtained a standby line of credit in the amount of $12,000,000 secured by the property at 62 Boylston Street. At this point, the Partnership has not drawn on the line. If the Partnership draws on the line, the existing mortgage of approximately $7,300,000 will be paid in full from cash reserves, as required by the standby line of credit. This line of credit is intended to provide liquidity to make acquisitions, if any, in the future.

The Partnership's properties have minimal vacancy rates and the residential properties have experienced average rental increases during 2000 of 12%. The Partnership's ability to sustain this performance is dependent upon the general economic conditions in New England that affect real estate and is not assured.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         May 15, 2001

                                                  NEW ENGLAND REALTY ASSOCIATES
                                                  LIMITED PARTNERSHIP

                                                  By:  NEW REAL, INC.,
                                                       its General Partner*


                                                  By:  /s/  RONALD BROWN
                                                       ------------------------
                                                       Ronald Brown, President


                                                   * Functional equivalent of
                                                     Chief Executive Officer,
                                                     Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer.