Form 10-Q
period 2001-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2001-08-14
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2001    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

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


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No ___________

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                                  Page No.

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000                                                               1

                  Consolidated Statements of Income for the Three Months Ended
                  June 30, 2001 and June 30, 2000, and the Six Months
                  Ended June 30, 2001 and June 30, 2000                                               2

                  Consolidated Statement of Changes in Partners'
                  Capital                                                                             3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and
                  June 30, 2000                                                                       4

                  Notes to Financial Statements                                                       5


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                          11


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   17


SIGNATURES                                                                                            18

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,          DECEMBER 31,
                                                                              2001                 2000
                                                                            (UNAUDITED)
                                                                        ---------------       --------------

                             ASSETS
Rental Properties                                                          $ 74,490,975         $ 75,307,036
Cash and Cash Equivalents                                                    16,232,135           14,478,972
Rents Receivable                                                                558,200              402,376
Real Estate Tax Escrows                                                         385,615              378,039
Prepaid Expenses and Other Assets                                             2,091,917            1,857,267
Financing and Leasing Fees                                                      939,684              879,247
                                                                        ---------------      ---------------
     TOTAL ASSETS                                                          $ 94,698,526         $ 93,302,937
                                                                        ===============      ===============


                LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                                          $ 79,992,646         $ 80,368,031
Accounts Payable and Accrued Expenses                                         1,470,864            1,146,287
Advance Rental Payments and Security Deposits                                 3,156,165            2,892,799
                                                                       ----------------      ---------------
     Total Liabilities                                                       84,619,675           84,407,117

Commitments and Contingent Liabilities (Note 9)

Partners'  Capital
173,252 units outstanding in 2001 and 2000                                   10,078,851            8,895,820
                                                                        ---------------     ----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 94,698,526         $ 93,302,937
                                                                        ===============      ===============


See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                           2001             2000              2001               2000
                                                      ---------------  --------------- ---------------   ---------------

Revenues
  Rental income                                         $ 6,763,514     $ 6,461,321     $13,415,001      $12,838,383
  Laundry and sundry income                                  68,320          67,891         130,886          127,074
                                                      -------------    ------------    --------------     ----------
                                                          6,831,834       6,529,212      13,545,887       12,965,457
                                                      -------------    ------------    --------------     ----------
Expenses
 Administrative                                             357,286         285,647         658,118          600,422
 Depreciation and amortization                            1,070,992       1,172,308       2,104,599        2,330,874
 Interest                                                 1,634,105       1,569,774       3,251,060        3,165,151
 Management Fees                                            285,283         271,925         558,434          553,983
 Operating                                                  581,635         552,702       1,464,196        1,408,208
 Renting                                                     28,413          62,328          54,723          105,488
 Repairs and maintenance                                    878,201         759,993       1,507,995        1,392,036
 Taxes and insurance                                        601,745         657,843       1,210,687        1,321,852
                                                      -------------    ------------    --------------     ----------
                                                          5,437,660       5,332,520      10,809,812       10,878,014
                                                      -------------    ------------    --------------     ----------
Income from Operations                                    1,394,174       1,196,692       2,736,075        2,087,443
                                                      -------------    ------------    --------------     ----------

Other Income (Loss)
  Interest income                                           154,917          32,097         366,945           72,171
  Income from investment in joint venture                         0          11,228               0           17,822
  Income (loss) on short-term investments                         0             (20)              0              426
  Gain on the sale of real estate                                 0         546,568               0          546,568
                                                      -------------    ------------    --------------     ----------
                                                            154,917         589,873         366,945          636,987
                                                      -------------    ------------    --------------     ----------
Net Income                                             $  1,549,091    $  1,786,565     $ 3,103,020      $ 2,724,430
                                                      =============    ============    ==============     ==========

Net Income per Unit                                    $       8.94    $      10.31     $     17.91      $     15.73
                                                      =============    ============    ==============     ==========
Weighted Average Number
   of Units Outstanding                                     173,252         173,252         173,252          173,252
                                                      =============    ============    ==============     ==========


See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)


                                            Limited
                           ---------------------------------------------       General
                                 Class A             Class B                  Partnership                  Total
                           ----------------       -------------          ------------------          -----------------

Balance, January 1, 2000       $4,510,129           $1,071,156             $      56,376                $5,637,661

Distribution to Partners       (1,259,236)            (299,069)                  (15,740)               (1,574,045)

Net Income                      2,179,544              517,642                    27,244                 2,724,430
                             --------------       -------------          ------------------          -----------------
Balance, June 30, 2000         $5,430,437           $1,289,729             $      67,880                $6,788,046
                             ==============       =============          ==================          =================

Units authorized and
  issued, net of 6,973
  Treasury Units at
  June 30, 2000                   138,602               32,918                     1,732                   173,252
                             ==============       =============          ==================          =================

Balance, January 1, 2001       $7,113,724           $1,692,964             $      89,132                $8,895,820

Distribution to Partners       (1,535,991)            (364,798)                  (19,200)               (1,919,989)

Net Income                      2,482,416              589,574                    31,030                 3,103,020
                             --------------       -------------          ------------------          -----------------
Balance, June 30, 2001         $8,060,149           $1,917,740             $     100,962               $10,078,851
                             ==============       =============          ==================          =================

Units authorized and
  issued, net of 6,973
  Treasury Units at
  June 30, 2001                   138,602               32,918                     1,732                   173,252
                             ==============       =============          ==================          =================


See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                              2001               2000
                                                                                       ----------------   ----------------

Cash Flows from Operating Activities
   Net income                                                                          $   3,103,020      $   2,724,430
                                                                                       ----------------   ----------------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                             2,104,599        2,330,874
   (Income) from investment in joint venture                                                         0          (17,822)
   Gain on the sale of rental  property                                                              0         (546,568)
   Unrealized depreciation (appreciation) on short-term investments                                  0             (426)
   (Increase) decrease in rents receivable                                                    (155,824)           3,172
   (Increase) in financing and leasing fees                                                   (132,692)         (37,414)
   Increase (decrease) in accounts payable                                                     324,577           73,919
   (Increase) in real estate tax escrow                                                         (7,576)         (30,530)
   Decrease (increase) in prepaid expenses and other assets                                   (234,650)        (843,169)
   Increase in advance rental payments and security deposits                                   263,366          193,345
                                                                                       ----------------   ----------------
  Total Adjustments                                                                          2,161,800        1,125,381
                                                                                       ----------------   ----------------
Net cash provided by operating activities                                                    5,264,820        3,849,811

Cash Flows from Investing Activities
  Distribution from joint venture                                                                    0           30,432
  Purchase and improvement of rental properties                                             (1,216,283)        (601,130)
  Decrease in notes receivable                                                                       0          480,782
  Net proceeds from the sale of rental property                                                      0        4,805,715
                                                                                       ----------------   ----------------
Net cash (used in) provided by investing activities                                         (1,216,283)       4,715,799
                                                                                       ----------------   ----------------
Cash Flows from Financing Activities
  Principal payments of mortgages payable                                                     (375,385)      (3,306,347)
  Payment of notes payable                                                                           0         (750,000)
  Distributions to partners                                                                 (1,919,989)      (1,574,045)
                                                                                       ----------------   ----------------
Net cash provided by (used in) financing activities                                         (2,295,374)      (5,630,392)
                                                                                       ----------------   ----------------
Net Increase in Cash and Cash Equivalents                                                    1,753,163        2,935,218
Cash and Cash Equivalents, Beginning                                                        14,478,972        1,244,438
                                                                                       ----------------   ----------------
Cash and Cash Equivalents, Ending                                                         $ 16,232,135       $4,179,656
                                                                                       ================    ===============


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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in a joint venture on the equity method.

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

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2001 or 2000. The Partnerships make their temporary cash investments with high-credit-quality financial institutions. At June 30, 2001, substantially all of the Partnerships' cash and cash equivalents were held in interest-bearing accounts at financial institutions earning interest at rates from 3.52 to 4.35 percent. At June 30, 2001 and 2000, approximately $16,000,000 and $3,900,000 of cash and cash equivalents exceeded federally insured amounts.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $33,865 and $41,383 for the six months ended June 30, 2001 and 2000, respectively.

NOTE 2--RENTAL PROPERTIES

Rental properties consist of the following:


                                                        JUNE 30,           DECEMBER 31,              USEFUL
                                                          2001                 2000                   LIFE
                                                 ------------------      ----------------     ------------------

Land, improvements, and parking lots                    $16,129,259        $16,106,171              10-31 years
Buildings and improvements                               77,758,995         76,975,338              15-31 years
Kitchen cabinets                                          1,501,256          1,351,868               5-10 years
Carpets                                                   1,452,802          1,346,358               5-10 years
Air conditioning                                            206,625            204,903               7-10 years
Laundry equipment                                            46,441             46,441                5-7 years
Elevators                                                   171,407            161,391                 20 years
Swimming pools                                               80,198             80,198                 10 years
Equipment                                                 1,039,879            967,093                5-7 years
Motor vehicles                                              100,655            100,655                  5 years
Fences                                                       26,217             24,816               5-10 years
Furniture and fixtures                                      524,248            460,708                5-7 years
Smoke alarms                                                 42,436             38,195                5-7 years
                                                   ----------------    ---------------
                                                         99,080,418         97,864,135
Less accumulated depreciation                            24,589,443         22,557,099
                                                   ----------------    ---------------
                                                        $74,490,975        $75,307,036
                                                   ================    ===============

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4 % of rental revenue and laundry income. Total fees paid were $558,000 and $541,000 for the six months ended June 30, 2001 and 2000, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2 % of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $122 paid in the year ended December 31, 2000. No fee was paid in the six months ended June 30, 2001.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the six months ended June 30, 2001 and 2000, approximately $324,000 and $369,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvement costs. Approximately $98,000 and $138,000 was capitalized during the six months ended June 30, 2001 and 2000 in rental properties. Of the 2001 expenses referred to above, approximately $95,000 consisted of repairs and maintenance, $41,000 of rental expenses and $91,000 of administrative expense. Of the 2000 expenses referred to above, approximately $91,000 consisted of repairs and maintenance and $87,000 of administrative expense and approximately $16,000 of renting expense. Additionally in each of the six months ended June 30, 2001 and 2000, the Partnership paid to the management company $40,000 and $37,350 respectively for in-house accounting services, which were previously provided by an outside company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. In connection with the sale of the Lewiston Mall Shopping Center in June 2000, the Partnership paid a commission of $153,000 to the management company.

In 1996, prior to becoming an employee and President of the management company, the current President performed and continues to perform asset management consulting services to the Partnership. This individual continues to perform these services and receives an asset management fee from the Partnership. He received $25,000 for the six months ended June 30, 2001 and $42,500 for the year ended December 31, 2000.

Included in prepaid expenses and other assets were amounts due from related parties of $1,017,814 at June 30, 2001 and $1,036,639 at December 31, 2000
representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).


NOTE 4--OTHER ASSETS

Included in prepaid expenses and other assets at June 30, 2001 and December 31, 2000 is approximately $451,000 and $349,000 respectively, held in escrow to pay future capital improvements.

Financing and leasing fees of $939,684 and $879,247 are net of accumulated amortization of $1,022,569 and $983,363 at June 30, 2001 and December 31, 2000, respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



NOTE 5--MORTGAGES PAYABLE

At June 30, 2001 and December 31, 2000, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2001 the interest rate on these loans ranged from 6.52 % to 8.78 %, payable in monthly installments aggregating approximately $600,000 including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value. The majority of the mortgages are subject to prepayment penalties.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities at June 30, 2001 are as follows:


                  2002--current maturities           $   785,000
                  2003                                   848,000
                  2004                                   913,000
                  2005                                   990,000
                  2006                                 1,069,000
                  Thereafter                          75,388,000
                                                 ---------------
                                                     $79,993,000
                                                 ===============

In April 2001, the Partnership obtained a line of credit in the amount of $12,000,000 secured by the property at 62 Boylston Street. At this point, the Partnership has not drawn on the line. If the Partnership draws on this line, the existing mortgage of approximately $7,300,000 will be paid in full from cash reserves. This line of credit expires in April 2006.

NOTE 6--ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits. The security deposits are held in escrow by another entity owned by the majority shareholder of the General Partner (see Note 3).

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7--PARTNERS' CAPITAL (CONTINUED)

In January 2001, the Partnership declared a semi-annual dividend of $6.10 per unit and a special dividend of $5.00 per unit payable March 31, 2001. The Partnership has declared a regular dividend of $6.60 per unit payable September 30, 2001 to the holders of record on September 14, 2001. Accordingly, the total dividend for 2001 will be $17.70 per unit ($1.77 per receipt). The Partnership declared distributions of $14.70 per unit ($1.47 per receipt) in 2000. The 2000 distribution included a special dividend of $4.00 per unit paid in March 2000.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:


                                                   Six Months Ended
                                                        June 30,
                                          --------------------------------
                                                2001            2000
                                                ----            ----

Net Income per Depositary Receipt              $1.79           $1.57
                                                ====            ====


NOTE 8--TREASURY UNITS

Treasury units at June 30, 2001 are as follows:


Class A                                     5,681
Class B                                     1,228
General Partnership                            64
                                         --------
                                            6,973
                                         ========

NOTE 9--COMMITMENTS AND CONTINGENCIES

Two adult tenants and their minor children filed a complaint against the Partnership with the Massachusetts Commission Against Discrimination (MCAD) and the United States Department of Housing and Urban Development, alleging that the Partnership's policy of limiting the number of persons who could occupy each apartment according to the number of bedrooms in the apartment amounted to discrimination on the basis of national origin and familial status. The Partnership filed a position statement opposing the claim.

In November 2000, MCAD issued a probable cause determination crediting the claim based on familial status, but dismissing the national origin claim. The matter was certified for a public hearing before MCAD. In July 2001, however, the Partnership and the claimants reached an agreement in principle to resolve the litigation by the Partnership paying an amount not material to this report to the claimants. An agreement to this effect is currently being drafted.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 10--RENTAL INCOME

During the six months ended June 30, 2001, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 9% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:


                           COMMERCIAL
                            PROPERTY
                             LEASES
                      --------------------

2002                           $ 1,878,000
2003                             1,831,000
2004                             1,829,000
2005                             1,471,000
2006                             1,160,000
Thereafter                       8,389,000
                          ----------------
                               $16,558,000
                          ================

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $270,000 and $1,039,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

Rents receivable are net of allowances for doubtful accounts of $303,366 and $249,332 at June 30, 2001 and December 31, 2000, respectively.

NOTE 11--CASH FLOW INFORMATION

During the six months ended June 30, 2001 and 2000, cash paid for interest was approximately $3,216,000 and $3,100,000 respectively.

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $1,394,174 during the three months ended June 30, 2001 compared to $1,196,692 for the three months ended June 30, 2000, an increase of $197,482(17%). For the six months ended June 30, 2001, income from operations was $2,736,075 compared to $2,087,443 for the same period in 2000, an increase of $648,632 (31%).

The rental activity is summarized as follows:


                                                     Occupancy Date
                                 ------------------------------------------------------------
                                                       At June 30,
                                              2001                            2000
                                 ---------------------------           ----------------------

Residential
         Units....................           2,143                          2,099
         Vacancies................              39                             33
         Vacancy rate.............             1.8%                           1.6%

Commercial
         Total square feet........         137,775                        322,375
         Vacancy..................               0                         56,000
         Vacancy rate.............               0                             17%



                                            Rental Income (in thousands)
                                    --------------------------------------------------------
                                                   Six Months Ended
                                                        June 30,
                                            2001                                2000
                                    -------------------                ----------------------

Total rents....................          $    13,415                        $ 12,838
Residential percentage.........                   91%                             83%
Commercial percentage..........                    9%                             17%
Contingent rentals.............          $       210                        $    686

Rental income for the three months ended June 30, 2001 was $6,763,514 compared to $6,461,321 for the three months ended June 30, 2000, an increase of $302,193(5%).

During the year ended December 31, 2000, the Partnership sold two commercial properties totaling approximately 366,000 square feet and acquired a 44 unit residential apartment complex. The following is a rental income analysis of the effect of the sales and acquisition of these properties for the three months ended June 30, 2001.


                                           THREE MONTHS ENDED
                                                JUNE 30,                          INCREASE
                                        2001                  2000               (DECREASE)
-------------------------------------------------------------------------------------------------

Rental income
Sales:
Timpany Plaza - commercial            $      0          $  191,315             ($ 191,315)
Lewiston Mall - commercial                   0             263,345             (  263,345)

Acquisitions:
Brookside Apartments                   123,799                   0                123,799
                                  ------------           ----------          ------------
                    Total            $ 123,799            $454,660             ($ 330,861)
                                  ============           ==========          ============

As indicated in the chart above, the sale of the commercial properties resulted in a decrease in rental income of $454,660 for the three months ended June 30, 2001. This decrease is offset by an increase in rental income of $123,799 due to the acquisition of the residential complex, and an increase in the rental income at the Partnership's existing properties of approximately $630,000 due to improved occupancy at the commercial properties, as well as an increase in rental rates.

Expenses for the three months ended June 30, 2001 were $5,437,660 compared to $5,332,520 for the three months ended June 30, 2000, an increase of $105,140 (2%). The following is an expense analysis of the effects of the sale of the two commercial properties and the purchase of the residential property for the three months ended June 30, 2001.


                                            THREE MONTHS ENDED
                                                  JUNE 30,                              INCREASE
                                         2001                    2000                   (DECREASE)
-------------------------------------------------------------------------------------------------------

Expenses
Sales:
Timpany Plaza - commercial            $       0            $ 219,630                 ($ 219,630)
Lewiston Mall - commercial                    0              216,578                   (216,578)

Acquisitions:
Brookside Apartments - residential      120,835                    0                    120,835
                                   ------------           ----------               ------------
                                      $ 120,835            $ 436,208                 ($ 315,373)
                                   ============           ==========               ============

As indicated in the chart above, the sale of the two commercial properties resulted in a decrease in expenses of $436,208 for the three months ended June 30, 2001 offset by an increase in expenses of $120,835 for the three months ended due to the purchase of the residential complex. Unrelated to the sales and acquisition, expenses for the three months ended June 30, 2001 increased approximately $420,000 at the Partnership's existing properties. Administrative expenses increased $65,577 (23%) due to increased professional fees. Interest expense increased $151,123 (10%) due to the refinancing of 11 of the partnership properties in 2000 resulting in a higher level of debt. Repairs and maintenance expense increased approximately $148,000 (12%) due to an increase in salaries and wages. Operating expenses increased $45,833 (9%) due to the high cost of snow removal, and utility costs as a result of a colder and snowier spring in 2001. Taxes and insurance at the existing properties increased $12,893 (2%) due to an increase in insurance premiums.

These increases were offset by a decrease in renting expenses due to lower rental commissions. For the three months ended June 30, 2001, the new tenants paid all rental commissions. For the three months ended June 30, 2000, the Partnership paid all rental commissions.

For the six months ended June 30, 2001, rental income was $13,415,001 compared to $12,838,383 for the six months ended June 30, 2000, an increase of $576,618 (4%). As discussed above, the Partnership sold two commercial properties and acquired a residential complex in 2000. The following is an analysis of the effects of these sales and acquisitions for the six months ended June 30, 2001 and 2000.


                                               SIX MONTHS ENDED
                                                     JUNE 30,                           INCREASE
                                            2001                 2000                   (DECREASE)
--------------------------------------------------------------------------------------------------------

Rental income
Sales:
Timpany Plaza - commercial              $      0                 $  348,149                ( $348,149)
Lewiston Mall - commercial                     0                    595,473                (  595,473)

Acquisitions:
Brookside Apartments - residential       243,325                          0                   243,325
                                    ------------                -----------               -----------
         Total                          $243,325                 $  943,622                 ($700,297)
                                    ============                ===========               ===========

As indicated in the chart above, the sale of the commercial properties resulted in a decrease in rental income of $943,622 for the six months ended June 30, 2001, offset by an increase in rental income of $243,325 due to the acquisition of the residential complex. Rental income from the Partnership's existing properties increased approximately $1,300,000 for the six months ended June 30, 2001 due to rental rate increases at the residential apartments and a decrease in vacancies at the remaining commercial properties.

Expenses for the six months ended June 30, 2001 were $10,809,812 compared to $10,878,014 for the six months ended June 30, 2000, a decrease of $68,202. This decrease is due primarily to the sale of the two commercial properties discussed above. The following is an analysis of the operating expenses for the six months ended June 30, 2001 and 2000 of the properties acquired and sold.


                                                 SIX MONTHS ENDED
                                                      JUNE 30,                   INCREASE
                                                 2001            2000            (DECREASE)
-----------------------------------------------------------------------------------------------

Expenses
Sales:
Timpany Plaza - commercial                $      0          $  465,256           ($ 465,256)
Lewiston Mall - commercial                       0             466,919           (  466,919)

Acquisitions:
Brookside Apartments - residential         245,962                   0              245,962
                                       -----------        ------------        -------------
                           Total          $245,962          $  932,175           ($ 686,213)
                                       ===========        ============        =============

The net effect of the sale of the two commercial properties is a decrease in expenses of $932,175 for the six months ended June 30, 2001 offset by an increase in expenses of $245,962 for the six months ended June 30, 2001 due to the acquisition of the residential complex. Expenses at the Partnership's existing properties increased $561,799. The most significant increases were in interest expense $262,748 (9%), operating expenses $134,385 (10%), and repairs and maintenance expenses $157,292 (12%). The reasons for these increases are discussed above.

Interest income was $154,917 for the three months ended June 30, 2001, compared to $32,097 for the three months ended June 30, 2000, an increase of $122,820. Interest income was $366,945 for the six months ended June 30, 2001, compared to $72,171 for the same period in 2000, an increase of $294,774. This increase is due to an increase in the Partnership's average cash balance available for investment in 2001 offset by declining interest rates.

In June 2000, the Partnership had a gain of $546,568 from the sale of the Lewiston Mall. Through the date hereof, there have not been any sales in 2001.

As a result of the changes discussed above, net income for the three months ended June 30, 2001 was $1,549,091 compared to $1,786,565 for the three months ended June 30, 2000, a decrease of $237,474. Net income for the six months ended June 30, 2001was $3,103,020 compared to $2,724,430 for the six months ended June 30, 2000, an increase of $378,590.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2001 and 2000 was the collection of rents, the sale of real estate and the refinancing of Partnership properties. The majority of cash and cash equivalents of $16,232,135 at June 30, 2001 and $14,478,972 at December 31, 2000 was held in interest bearing accounts at credit worthy financial institutions.

In April 2001, the Partnership obtained a line of credit in the amount of $12,000,000 secured by the property at 62 Boylston Street which expires in 2006. At this point, the Partnership has not drawn on the line. If the Partnership draws on the line, the existing mortgage of approximately $7,300,000 will be paid in full from cash reserves, as required by the line of credit. This line of credit is intended to provide liquidity to make possible future acquisitions.

In March 2001, the Partnership paid a dividend of $6.10 per unit and a special dividend of $5.00 per unit for a total payment of $1,919,989. The Partnership has declared a regular dividend of $6.60 per unit payable September 30, 2001 to the holders of record on September 14, 2001, for a total payment of $17.70 per unit ($1.77 per receipt). Total dividends paid in 2000 were $14.70 per unit ($1.47 per receipt) including a special dividend of $3.50 per unit totaling $2,542,688.

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

During 2000, as a result of refinancing 13 properties, the Partnership received approximately $13,000,000, net of paying existing debt and financing costs. There have not been any new mortgages yet in 2001.

During the six months ended June 30, 2001, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $900,000. The most significant improvements were made at the following properties: approximately $595,000 at 62 Boylston Street in Boston, Massachusetts; approximately $83,000 at Redwood Hills Apartments in Worcester, Massachusetts; approximately $50,000 at the Hamilton Oaks Apartments in Brockton, Massachusetts; and approximately $22,000 at Westgate Apartments in Woburn, Massachusetts.

In addition to the improvements made to date in 2001, the Partnership and its Subsidiary Partnerships plan to invest an additional $3,596,000 in capital improvements during 2001. Approximately $2,663,000 is designated for 62 Boylston Street, and the balance is designated for other residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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


Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). This document contains forward looking statements that are subject to risks and and uncertainties, including, but not limited to, uncertainty as to future financial results; fluctuations in the residential real estate market in the greater metropolitan Boston, Massachusetts area and the commercial real estate rental market in New England; heating and other utility costs, and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. These risks could cause the Partnership's actual results for fiscal year 2001 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Partnership. The foregoing factors and those identified below should not be construed as exhaustive or as an admission regarding the adequacy or disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.

The Partnership's properties have minimal vacancy rates and the residential properties have experienced average rental increases during 2000 and 2001 of 12%. The Partnership's ability to sustain this performance is dependent upon the general economic conditions in New England that affect real estate and is not assured.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See discussion in Note 9 to the Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         August 14, 2001

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