Form 10-Q
period 2001-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2001-11-14
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30, 2001    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ____________________

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

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                                   Page No.

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of September 30, 2001
                  and December 31, 2000                                                               1

                  Consolidated Statements of Income for the Three Months Ended
                  September 30, 2001 and September 30, 2000, and the Nine Months
                  Ended September 30, 2001 and September 30, 2000                                     2

                  Consolidated Statement of Changes in Partners'
                  Capital                                                                             3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and                                            4
                  September 30, 2000

                  Notes to Financial Statements                                                       5


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                         11


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                  17


SIGNATURES                                                                                           17


       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,
                                                                   2001            DECEMBER 31,
                                                                (UNAUDITED)            2000
                                                                -----------         ------------
                  ASSETS
Rental Properties                                              $ 74,399,030         $ 75,307,036
Cash and Cash Equivalents                                        16,031,229           14,478,972
Rents Receivable                                                    448,160              402,376
Real Estate Tax Escrows                                             334,718              378,039
Prepaid Expenses and Other Assets                                 2,487,764            1,857,267
Financing and Leasing Fees                                          902,325              879,247
                                                              -------------        -------------
     TOTAL ASSETS                                              $ 94,603,226         $ 93,302,937
                                                              =============        =============

     LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                              $ 79,804,700         $ 80,368,031
Accounts Payable and Accrued Expenses                             1,101,091            1,146,287
Advance Rental Payments and Security Deposits                     3,114,536            2,892,799
                                                              -------------        -------------
     Total Liabilities                                           84,020,327           84,407,117

Commitments and Contingent Liabilities (Note 9)

Partners' Capital
173,252 units outstanding in 2001 and 2000                       10,582,899            8,895,820
                                                              -------------        -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $ 94,603,226         $ 93,302,937
                                                              =============        =============

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                            2001             2000            2001             2000
                                                      ---------------  --------------- ---------------   ---------------
Revenues
  Rental income                                       $ 7,030,896      $ 6,370,719     $20,445,897        $19,209,102
  Laundry and sundry income                                77,376           61,296         208,262            188,370
                                                      ---------------  --------------- ---------------   ---------------
                                                        7,108,272        6,432,015      20,654,159         19,397,472
                                                      ---------------  --------------- ---------------   ---------------
Expenses
 Administrative                                           311,379          280,134         969,497            880,556
 Depreciation and amortization                          1,110,676        1,125,504       3,215,275          3,456,378
 Interest                                               1,639,766        1,632,189       4,890,826          4,797,340
 Management Fees                                          296,708          268,607         855,142            822,590
 Operating                                                497,470          413,579       1,961,666          1,821,787
 Renting                                                   40,042           42,685          94,765            148,172
 Repairs and maintenance                                1,051,620          876,351       2,559,615          2,268,387
 Taxes and insurance                                      655,195          625,874       1,865,882          1,947,725
                                                      ---------------  --------------- ---------------   ---------------
                                                        5,602,856        5,264,923      16,412,669         16,142,935
                                                      ---------------  --------------- ---------------   ---------------
Income from Operations                                  1,505,416        1,167,092       4,241,491          3,254,537
                                                      ---------------  --------------- ---------------   ---------------

Other Income(Loss)
  Interest income                                         140,247          166,247         507,192            238,418
  Income from investment in joint venture                       0            9,561               0             27,383
  Income(loss) on short-term investments                        0               68               0                494
  Gain on the sale of real estate                               0                0               0            546,568
                                                      ---------------  --------------- ---------------   ---------------
                                                          140,247          175,876         507,192            812,863
                                                      ---------------  --------------- ---------------   ---------------
Income before extraordinary item                        1,645,663        1,342,968       4,748,683          4,067,400
Extraordinary loss on extinguishment of debt                    0       (1,476,055)              0         (1,476,055)
                                                                                                 0
                                                      ---------------  --------------- ---------------   ---------------
Net Income(loss)                                      $ 1,645,663      $  (133,087)    $ 4,748,683        $ 2,591,345
                                                      ===============  =============== ===============   ===============
Earnings per unit:
  Income before extraordinary items                   $      9.49      $      7.75     $     27.40        $     23.48
  Extraordinary loss on extinguishment of debt                  0            (8.52)              0              (8.52)
                                                      ---------------  --------------- ---------------   ---------------
Net Income per Unit                                   $      9.49      $     (0.77)    $     27.40        $     14.96
                                                      ===============  =============== ===============   ===============
Weighted Average Number
   of Units Outstanding                                   173,252          173,252         173,252            173,252
                                                      ===============  =============== ===============   ===============


                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                   (UNAUDITED)


                                                       Limited
                                               -------------------------     General
                                                 Class A       Class B     Partnership      Total
                                               -----------   -----------   -----------   -----------
Balance, January 1, 2000 ...................   $ 4,510,129   $ 1,071,156   $    56,376   $ 5,637,661

Distribution to Partners ...................    (2,034,150)     (483,111)      (25,427)   (2,542,688)

Net Income .................................     2,073,076       492,356        25,913     2,591,345
                                               -----------   -----------   -----------   -----------
Balance, Sept. 30, 2000 ....................   $ 4,549,055   $ 1,080,401   $    56,862   $ 5,686,318
                                               ===========   ===========   ===========   ===========
Units authorized and
  Issued, net of 6,973
  Treasury Units at
  Sept. 30, 2000 ...........................       138,602        32,918         1,732       173,252
                                               ===========   ===========   ===========   ===========

Balance, January 1, 2001 ...................   $ 7,113,724   $ 1,692,964   $    89,132   $ 8,895,820

Distribution to Partners ...................    (2,449,283)     (581,705)      (30,616)   (3,061,604)

Net Income .................................     3,798,946       902,250        47,487     4,748,683
                                               -----------   -----------   -----------   -----------
Balance, Sept. 30, 2001 ....................   $ 8,463,387   $ 2,013,509   $   106,003   $10,582,899
                                               ===========   ===========   ===========   ===========

Units authorized and
  Issued, net of 6,973
  Treasury Units at
  Sept. 30, 2001 ...........................       138,602        32,918         1,732       173,252
                                               ===========   ===========   ===========   ===========


                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,

                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                   ------------    ------------
Cash Flows from Operating Activities
   Net income ..................................................................   $  4,748,683    $  2,591,345
                                                                                   ------------    ------------
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization ...............................................      3,215,275       3,456,378
    Extraordinary loss on early extinguishment of debt .........................              0         337,998
  (Income) from investments in joint venture ...................................              0         (27,383)
   Gain on the sale of rental property .........................................              0        (546,568)
  Unrealized (appreciation) on short-term investments ..........................              0            (494)
  (Increase)decrease in rents receivable .......................................        (45,784)         49,044
  (Increase) in financing and leasing fees .....................................       (138,099)       (343,836)
  (Decrease) increase in accounts payable ......................................        (45,196)         93,053
   Decrease in real estate tax escrow ..........................................         43,321         281,738
  (Increase) decrease in prepaid expenses and other assets .....................       (630,497)        118,968
  Increase in advance rental payments and security deposits ....................        221,737         154,384
                                                                                   ------------    ------------
  Total Adjustments ............................................................      2,620,757       3,573,282
                                                                                   ------------    ------------
Net cash provided by operating activities ......................................      7,369,440       6,164,627
                                                                                   ------------    ------------
Cash Flows from Investing Activities
  Distribution from joint venture ..............................................              0          46,927
  Purchase and improvement of rental properties ................................     (2,192,248)     (1,139,017)
  Maturity of short-term investments ...........................................              0          22,281
  Purchase of short-term investment ............................................              0      (3,000,000)
  Net proceeds from the sale of rental property ................................              0       2,070,649
  Decrease in notes receivable .................................................              0         480,872
                                                                                   ------------    ------------
Net cash (used in) investing activities ........................................     (2,192,248)     (1,518,288)
                                                                                   ------------    ------------
Cash Flows from Financing Activities
  Principal payments of mortgages payable ......................................       (563,331)       (764,000)
  Payment of notes payable .....................................................              0        (750,000)
  Distributions to partners ....................................................     (3,061,604)     (2,542,688)
  Proceeds from the refinancing ................................................              0       7,818,501
                                                                                   ------------    ------------
Net cash (used in) provided by financing activities ............................     (3,624,935)      3,761,813
                                                                                   ------------    ------------
Net Increase in Cash and Cash Equivalents ......................................      1,552,257       8,408,152
Cash and Cash Equivalents, Beginning ...........................................     14,478,972       1,244,438
                                                                                   ------------    ------------
Cash and Cash Equivalents, Ending ..............................................   $ 16,031,229    $  9,652,590
                                                                                   ============    ============

                 See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' tenants are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2000 or 2001. The Partnerships make their temporary cash investments with high-credit-quality financial institutions. At September 30, 2001, substantially all of the Partnerships cash and cash equivalents were held in interest-bearing accounts at financial institutions earning interest at rates from 3.00 to 4.35 percent. At September 30, 2001 and 2000 approximately $15,800,000 and $9,500,000 of cash and cash equivalents exceeded federally insured amounts.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $50,578, and $63,090 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 2 - RENTAL PROPERTIES

Rental properties consist of the following:

                                                       SEPTEMBER 30,      DECEMBER 31,           USEFUL
                                                             2001              2000               LIFE
                                                       ------------       ------------       -------------
Land, improvements, and parking lots                   $ 16,147,233       $ 16,106,171        10-31 years
Buildings and improvements                               78,407,336         76,975,338        15-31 years
Kitchen cabinets                                          1,626,030          1,351,868         5-10 years
Carpets                                                   1,555,944          1,346,358         5-10 years
Air conditioning                                            206,457            204,903         7-10 years
Laundry equipment                                            46,441             46,441          5-7 years
Elevators                                                   171,407            161,391           20 years
Swimming pools                                               80,198             80,198           10 years
Equipment                                                 1,074,701            967,093          5-7 years
Motor vehicles                                              100,655            100,655            5 years
Fences                                                       26,217             24,816         5-10 years
Furniture and fixtures                                      563,975            460,708          5-7 years
Smoke alarms                                                 49,788             38,195          5-7 years
                                                       ------------       ------------
                                                        100,056,382         97,864,135
Less accumulated depreciation                            25,657,352         22,557,099
                                                       ------------       ------------
                                                       $ 74,399,030       $ 75,307,036
                                                       ============       ============

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $855,000 and approximately $809,000 for the nine months ended September 30, 2001 and 2000, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $122 paid in the year ended December 31, 2000. No fee was paid in the nine months ended September 30, 2001.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the nine months ended September 30, 2001 and 2000, approximately $470,000 and $449,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2001 expenses referred to above, approximately $140,000 consisted of repairs and maintenance, $62,000 of rental expenses, $136,000 of administrative expense and approximately $132,000 of architectural services and supervision of capital projects was capitalized in rental properties. Of the 2000 expenses referred to above, approximately $113,000 is recorded in repairs and maintenance, $126,000 in administrative expense, approximately $29,000 in renting expense and approximately $181,000 of architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the nine months ended September 30, 2001 and 2000, the Partnership paid to the management company $60,000 and $56,025 respectively for in-house accounting services, which were previously provided by an outside company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. In connection with the sale of the Lewiston Mall Shopping Center in September 2000, the Partnership paid a commission of $153,000 to the management company.

In 1996, prior to becoming an employee of the management company, the current President performed and continues to perform asset management consulting services to the Partnership. He received $37,500 during the nine months ended September 30, 2001 and $42,500 during the year ended December 31, 2000.

Included in prepaid expenses and other assets were amounts due from related parties of $1,020,999 at September 30, 2001 and $1,036,639 at December 31, 2000
representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

NOTE 4 - OTHER ASSETS

Included in prepaid expenses and other assets at September 30, 2001 and December 31, 2000 is approximately $502,000 and $349,000 respectively, held in escrow to pay future capital improvements.

Financing and leasing fees of $902,325 and $879,247 are net of accumulated amortization of $1,137,590 and $1,022,569 at September 30, 2001 and December 31, 2000, respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - MORTGAGES PAYABLE AND EXTRAORDINARY ITEM

At September 30, 2001 and December 31, 2000, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2001 the interest rate on these loans ranged from 6.52% to 8.78%, payable in monthly installments aggregating approximately $600,000 including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The carrying amounts of the Partnerships' mortgages payable approximate their fair value. The majority of the mortgages are subject to prepayment penalties.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities at September 30, 2001 are as follows:

        2002--current maturities             $ 800,000
        2003                                   864,000
        2004                                   931,000
        2005                                 1,009,000
        2006                                 1,090,000
        Thereafter                          75,110,000
                                           -----------
                                           $79,804,000
                                           ===========

During the third quarter of 2000, 11 of the Partnership's mortgages were refinanced and two new mortgages were incurred on previously debt-free property. The total of the 13 new mortgages is approximately $33,650,000; the repaid mortgages totaled approximately $24,000,000. The new mortgages mature in 2010 and 2011 and require interest only at rates from 7.63% to 8.46%. The repaid mortgages had interest rates ranging from 8.25% to 9.25% and were to mature in 2005. As a result of this new financing, the Partnership has recorded an extraordinary charge in 2000 of approximately $1,592,000 inclusive of prepayment penalties of $1,255,000 and the expensing of previously deferred financing costs of approximately $337,000. New deferred financing fees of approximately $369,000 are being amortized over the ten-year maturities of the new mortgages using the interest method.

In April 2001, the Partnership obtained a line of credit in the amount of $12,000,000 secured by the property located at 62 Boylston Street. At this point, the Partnership has not drawn on the line. If the Partnership draws on this line, the existing mortgage of approximately $7,300,000 will be paid in full from cash reserves. This line of credit is renewable annually through April 2006.

NOTE 6 - ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain one-month advance rental payment plus security deposits. The security deposits are held in escrow by another entity owned by the majority shareholder of the General Partner (see Note 3).

NOTE 7 - PARTNERS' CAPITAL

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - PARTNERS' CAPITAL (CONTINUED)

In January 2001, the Partnership declared a semi-annual dividend of $6.10 per unit and a special dividend of $5.00 per unit payable March 31, 2001. The Partnership declared a regular dividend of $6.60 per unit payable September 30, 2001 to the holders of record on September 14, 2001. Accordingly the total dividend for 2001 will be $17.70 per unit ($1.77 per receipt). The Partnership declared distributions of $14.70 per unit ($1.47 per receipt) in 2000. The 2000 distribution included a special dividend of $4.00 per unit paid in March 2000.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                           -----------------
                                            2001       2000
                                            ----       ----
Net Income per Depositary Receipt ........ $2.74      $1.50
                                           =====      =====

NOTE 8 - TREASURY UNITS

Treasury units at September 30, 2001 are as follows:

Class A                                          5,681
Class B                                          1,228
General Partnership                                 64
                                                ------
                                                 6,973
                                                ======

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which in the aggregate are not significant.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 10 - RENTAL INCOME

During the nine months ended September 30, 2001, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 8% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                          COMMERCIAL
                           PROPERTY
                            LEASES
                         -----------
2002                     $ 2,037,000
2003                       2,019,000
2004                       1,969,000
2005                       1,576,000
2006                       1,314,000
Thereafter                 8,761,000
                         -----------
                         $17,676,000
                         ===========

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $430,000 and $1,039,000, for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

Rents receivable are net of allowances for doubtful accounts of $355,331 and $249,332 at September 30, 2001 and December 31, 2000, respectively.

NOTE 11 - CASH FLOW INFORMATION

During the nine months ended September 30, 2001 and 2000 cash paid for interest was approximately $4,835,000 and $4,718,000, respectively.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership considers the fair value of its financial instruments to approximate their carrying values because conditions pertaining to the historic carrying values approximate those in the current market.

NOTE 13 - SUBSEQUENT EVENT

On November 8, 2001, the Partnership purchased a 50% ownership interest in a 40 unit residential property in Cambridge, Massachusetts. The other 50% owner is the majority shareholder in the Partnership's General Partner. The total purchase price is $11,265,000. At closing, the Partnership paid $8,265,000 and the partner paid $3,000,000. A mortgage of approximately $8,000,000 is being obtained on this acquisition. When financed, funds in excess of the required equity will be returned to the partners in proportion to their ownership interest so their respective capital contributions will be equal. Interest at 8% will be paid to the Partnership for funds advanced for the benefit of the other 50% partner described above. This transaction was approved by the Partnership's Advisory Committee prior to its consummation.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $1,505,416 during the three months ended September 30, 2001 compared to $1,167,092 for the three months ended September 30, 2000, an increase of $338,324(28%).

During 2000, the Partnership acquired a 44 unit residential apartment complex and sold two commercial properties which consisted of approximately 366,000 square feet. Comparing the three months ended September 30, 2001 to the three months ended September 30, 2000, the effect of these transactions is a decrease in rental income of $63,270, and a decrease in operating expenses of $79,234, resulting in a net increase in income of $15,964. Presently, there is no vacant space at the Partnership's commercial properties and a slight increase in vacancies at the residential properties as compared to September 30, 2000.

An analysis of the rental activity is as follows:

                                              OCCUPANCY DATE
                                 --------------------------------------------
                                              AT SEPTEMBER 30,
                                         2001                    2000
                                 --------------------    --------------------
Residential
         Units.....................       2,143                  2,099
         Vacancies.................          30                     25
         Vacancy rate..............         1.4%                   1.2%

Commercial
         Total square feet.........     137,775                322,375
         Vacancy...................           0                 54,000
         Vacancy rate..............           0                     17%

Rental income for the three months ended September 30, 2001 was $7,030,896 compared to $6,370,719 for the three months ended September 30, 2000, an increase of $660,177(10%). This increase is largely due to an increase in rental rates primarily at the residential properties. Income from the Partnership's residential properties represents 91% of rental income for the three months ended September 30, 2001 up from 88% for the three months ended September 30, 2000.

The following is a summary of the Partnership's rental income for the three months ended September 30, 2001 and 2000:

                                        RENTAL INCOME (IN THOUSANDS)
                                        ----------------------------
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                          2001            2000
                                          ----            ----
Total rents...................          $7,031           $6,371
Residential percentage........              91%              88%
Commercial percentage........                9%              12%
Contingent rentals............          $  160           $  227

Expenses for the three months ended September 30, 2001 were $5,602,856 compared to $5,264,923 for the three months ended September 30, 2000 an increase of $337,933(6%). Administrative expenses increased $31,245(11%) due to an increase in salaries and wages. Repairs and maintenance expense increased $175,269(20%) due to significant cosmetic repairs done to many of the Partnership's properties. Operating expenses increased $83,891(20%) due to increases in utility costs, primarily the cost of water and sewer. Management fees increased $28,101(10%) due to the increase in rental income. Taxes and insurance increased $29,321(5%) due to increases in insurance premiums. Beginning in 2001, the Partnership's insurance rates were adjusted after a three-year rate lock resulting in a significant increase in insurance premiums.

These increases are offset by a small decrease in depreciation and amortization expense due to the sale of two commercial properties in 2000. The aggregate book value of the properties sold was approximately $7,000,000.

Interest income was $140,247 for the three months ended September 30, 2001, compared to $166,247 for the three months ended September 30, 2000, a decrease of $26,000(16%). This decrease is due to a decline in interest rates in 2001.

During the three months ended September 30, 2000, the Partnership refinanced eleven of the Partnership properties and obtained a mortgage on a previously debt free property. As a result of this new financing, the Partnership recorded an extraordinary charge in 2000 of $1,476,055 which represents prepayment penalties and the write off of deferred charges.

As a result of the changes discussed above, net income for the three months ended September 30, 2001 was $1,645,663 compared to a loss of $133,087 for the three months ended September 30, 2000, an increase of $1,778,750.

For the nine months ended September 30, 2001, rental income was $20,445,897 compared to $19,209,102 for the nine months ended September 30, 2000, an increase of $1,236,795(6%). Comparing the nine months ended September 30, 2001 to the nine months ended September 30, 2000, the sale of the two commercial properties and the purchase of the residential property in 2000 resulted in a decrease in rental income of $806,566 and a decrease in operating expenses of $762,543. The net effect of these transactions is a decrease in operating income of $44,023 on a comparable basis to the nine months ended September 30, 2000.

The following is a summary of the Partnership's rental income for the nine months ended September 30, 2001 and 2000:

                                       RENTAL INCOME (IN THOUSANDS)
                                       ----------------------------
                                            Nine Months Ended
                                               September 30,
                                           2001            2000
                                           ----            ----
Total rents........................       $20,446         $19,209
Residential percentage.............            92%             85%
Commercial percentage..............             8%             15%
Contingent rentals.................       $   430         $   913

As demonstrated above, the Partnership has seen a shift in rental income with an increase in revenue from residential properties and a decrease in rental income from commercial properties. During 2001, rental rates increased at the residential properties, the number of residential units increased due to the acquisition of Brookside Apartments in November 2000 and occupancy rates remained relatively stable.

Expenses for the nine months ended September 30, 2001 were $16,412,669 compared to $16,142,935 for the nine months ended September 30, 2000, an increase of $269,734(2%) for the same reasons discussed above. The most significant increases were in administrative expense $88,941(10%), operating expenses $139,879(7%), interest expense $93,486(2%) and repairs and maintenance expenses $291,228(13%).

These increases are offset by decreases in depreciation and amortization expense of $241,103(7%), renting expense $53,407(36%) and taxes and insurance $81,843(4%). Despite the increase in insurance costs noted above, real estate tax payments were significantly lower in 2001 due to an under accrual in 1999 which resulted in greater tax payments in 2000. Real estate tax rates remained relatively unchanged in 2001. The decrease in renting expenses is due to the change in the Partnership's policy regarding rental commissions. Effective June 2000, new tenants are required to pay the rental commission that previously was paid by the Partnership. The reason for the decrease in depreciation and amortization expense is discussed above.

Interest income was $507,192 for the nine months ended September 30, 2001, compared to $238,418 for the nine months ended September 30, 2000, an increase of $268,774. This increase is due to an increase in the average cash balance available for investment in 2001, although it is offset by declining interest rates.

Included in other income for the nine months ended September 30, 2000 is a gain of $546,568 relating to the sale of the Lewiston Mall Shopping Center. There have been no sales of properties in 2001.

As a result of the changes discussed above, net income for the nine months ended September 30, 2001 was $4,748,683 compared to $2,591,345 for the nine months ended September 30, 2000 an increase of $2,157,338.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2001 and 2000 was the collection of rents, the sale of real estate and the refinancing of Partnership properties. The majority of cash and cash equivalents of $16,031,229 at September 30, 2001 and $14,478,972 at December 31, 2000 was held in interest bearing accounts at credit worthy financial institutions.

On November 8, 2001, the Partnership purchased a 50% ownership interest in a 40 unit residential property in Cambridge, Massachusetts. The other 50% owner is the majority shareholder in the Partnership's General Partner. The total purchase price is $11,265,000. At closing, the Partnership paid $8,265,000 and the partner paid $3,000,000. A mortgage of approximately $8,000,000 is being obtained on this acquisition. When financed, funds in excess of the required equity will be returned to the partners in proportion to their ownership interest so their respective capital contribution will be equal. Interest at 8% will be paid to the Partnership for funds advanced for the benefit of the other 50% partner described above. This transaction was approved by the Partnership's Advisory Committee prior to its consummation.

In April 2001, the Partnership obtained a line of credit in the amount of $12,000,000 secured by the property at 62 Boylston Street which is renewable annually through April 2006. At this point, the Partnership has not drawn on the line. If the Partnership draws on the line, the existing mortgage of approximately $7,300,000 will be paid in full from cash reserves, as required by the line of credit. This line of credit is intended to provide liquidity to make possible future acquisitions.

In March 2001, the Partnership paid a dividend of $6.10 per unit($0.61 per receipt) and a special dividend of $5.00 per unit ($0.50 per receipt) for a total payment of $1,919,989. In September 2001, the Partnership paid a dividend of $6.60 per unit ($0.66 per receipt) for a total payment of $1,141,615. Total dividends paid in 2000 were $14.70 per unit ($1.47 per receipt) including a special dividend of $4.00 per unit ($0.40 per receipt) for a total of $2,542,688.

On November 20, 2000, the Partnership sold the Timpany Plaza Shopping Center. The property was sold for $5,000,000. The mortgage of approximately $3,300,000 was paid off and the net cash received by the Partnership after closing costs and operating adjustments was approximately $1,459,000. Rental income from the property was approximately $438,000 for the year ended December 31, 2000, prior to the sale.

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

During 2000, as a result of refinancing 11 properties and obtaining financing on two previously debt free properties, the Partnership received approximately $9,800,000, net of paying existing debt and financing costs. The Partnership has not obtained any additional financing on its properties nor has it refinanced any or its properties during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,200,000. The most significant improvements were made at the following properties: approximately $1,298,000 at 62 Boylston Street in Boston, Massachusetts; approximately $194,000 at Redwood Hills Apartments in Worcester, Massachusetts; approximately $72,000 at the Hamilton Oaks Apartments in Brockton, Massachusetts; approximately $133,000 at Westgate Apartments in Woburn, Massachusetts; approximately $50,000 at North Beacon Street in Boston, Massachusetts; approximately $49,000 at 1144 Commonwealth Avenue in Boston, Massachusetts; and approximately $59,000 at Brookside Apartments in Woburn, Massachusetts.

In addition to the improvements made to date in 2001, the Partnership and its Subsidiary Partnerships plan to invest an additional $2,620,000 in capital improvements during 2001. Approximately $2,118,000 is designated for 62 Boylston Street, some of which will be incurred in 2002 and the balance is designated for other residential properties. These improvements will be funded from escrow accounts as well as from the Partnership's cash reserves.

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

The Partnership, subject to final zoning board approval, is planning to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. Total costs are estimated at $3,500,000 to be initially funded from cash reserves.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Part II, Item 1 to the Form 10-Q filed for the second fiscal quarter of 2001. The status of the MCAD matter referenced therein is unchanged.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2001

                                         NEW ENGLAND REALTY ASSOCIATES
                                         LIMITED PARTNERSHIP

                                         By: NEW REAL, INC.,
                                         its General Partner*


                                         By: /S/  RONALD BROWN
                                         -----------------------
                                         Ronald Brown, President


                                         * Functional equivalent of Chief
                                           Executive Officer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer.