Form 10-K
period 2001-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2002-03-29
CIK 746514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 22, 2002, the aggregate market value of traded securities held by non-affiliates of the registrant was $43,258,350, based on the average bid and asked price of such traded securities on such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), a Massachusetts Limited Partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the "Colonial Partnerships"), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984. While the Partnership terminates on December 31, 2017, the General Partner may extend the termination date for an additional forty years.

    The authorized capital of the Partnership is represented by three classes of partnership units ("Units"). There are two categories of limited partnership interests ("Class A Units" and "Class B Units"), and one category of general partnership interests (the "General Partnership Units"). The Class A Units were issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934. Each Class A Unit is exchangeable for ten publicly traded depositary receipts ("Receipts"). The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the "General Partner"). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest and the General Partnership Units represent a 1% ownership interest.

    The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 23 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut and New Hampshire. As used herein, the Partnership's subsidiary limited partnerships and limited liability companies are each referred to as a "Subsidiary Partnership" and are collectively referred to as the "Subsidiary Partnerships".

    In November 2001, the Partnership, together with two other investors, including Harold Brown, the majority shareholder, Director and Treasurer of the General Partner, formed a new Subsidiary Partnership, a limited liability company (the "Investment LLC"). The Investment LLC purchased a 40-unit apartment building in Cambridge, Massachusetts (the "Investment Property"). The Partnership owns a 50% interest in the Investment LLC. See "Item 1. Business--Recent Developments". The Partnership's interest in the
Investment LLC is accounted for on the equity method of consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements--"Principles of Consolidation".

    Except for the Investment LLC, the Partnership owns between a 99.67% to 100% interest in each of the Subsidiary Partnerships. Of those Subsidiary Partnerships not wholly owned by the Partnership, again except for the Investment LLC, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

    The long-term goals of the Partnership are to manage, rent and improve its properties, and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties with low debt-to-equity ratios. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, distributed to the partners, or used for operating expenses or reserves, as determined by the General Partner.

OPERATIONS OF THE PARTNERSHIP

    The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly-owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 75 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

    As of March 1, 2002, the Partnership and its Subsidiary Partnerships owned 2,123 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units from a residential condominium complex and one condominium unit in a separate residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). Further, the Partnership owns a 50% interest in the Investment Property through its membership in the Investment LLC. The Apartment Complexes, the Condominium Units and the Investment Property are located primarily in the greater metropolitan Boston, Massachusetts area.

    Additionally, as of March 1, 2002, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut and Framingham, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements included as a part of this Form 10-K.

    The Apartment Complexes, Investment Property, Condominium Units and Commercial Properties are referred to collectively as the "Properties."

    Harold Brown and, in certain cases, Ronald Brown, own or have owned interests in certain of the Properties and the Investment LLC. See "Item 13. Certain Relationships and Related Transactions."

    In general, the Properties face no unusual competition. The Apartment Complexes, Condominium Units and the Investment Property must compete for tenants with other residential apartments and condominium units in the areas in which they are located. The Commercial Properties must compete for commercial tenants with other shopping malls and office buildings in the areas in which they are located.

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

RECENT DEVELOPMENTS

    In March 2002, the Partnership signed a purchase and sales agreement to acquire a 69-unit residential apartment complex located in Norwood, Massachusetts. If this transaction closes, the Partnership will assume a first mortgage of $3,800,000 with an interest rate of 7.08% amortizing over 25 years, with a maturity in 2007 requiring a final "balloon" payment of approximately $3,468,000. The seller will lend the Partnership $1,750,000 at a rate of 6%, for a term of 5 years or a shorter period if the first mortgage is refinanced, and the Partnership will pay only accrued interest during the term of this loan. The balance of $1,650,000 will be funded from the Partnership's cash reserves. The completion of this transaction is dependent on the assumption of the first mortgage and receipt of acceptable inspections and other due diligence reports.

    On November 8, 2001, the Investment LLC, in which the Partnership holds a 50% membership interest, purchased a 40-unit residential property in Cambridge, Massachusetts. The other 50% membership interest in this limited liability company is owned by Harold Brown and the President of the Hamilton Company. The total purchase price was $11,265,000. The Partnership contributed $8,265,000 in capital to the Investment LLC and the other members contributed $3,000,000 total, all of which capital contributions were used to acquire the property. A mortgage of approximately $8,000,000 was taken out on this property on December 27, 2001, and funds in excess of the required equity have been returned to the members in proportion to their membership interest so their respective capital contribution are currently proportionate to their membership interest. Further, 8% interest per annum was paid to the Partnership on the funds advanced for the benefit of the other members described above. This transaction was approved by the Partnership's advisory committee prior to its consummation.

    In April 2001, the Partnership obtained a line of credit in the amount of $12,000,000 secured by the property at 62 Boylston Street which is renewable annually through April 2006. The Partnership has not drawn on the line and has informed the lender that it will not renew the line of credit in April 2002.

    In March 2001, the Partnership paid a dividend of $6.10 per Unit ($0.61 per Receipt) and a special dividend of $5.00 per Unit ($0.50 per Receipt) for a total payment of $1,919,989. In September 2001, the Partnership paid a dividend of $6.60 per Unit ($0.66 per Receipt) for a total payment of $1,141,615. Thus, aggregate dividends of $3,061,604 were paid in 2001, compared with total dividends of $2,542,688 paid in 2000.

    During 2001, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,803,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Redwood Hills and Westgate Woburn, for total costs of approximately $1,533,000, $235,000 and $170,000, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ADVISORY COMMITTEE

    The Partnership has an advisory committee composed of three limited partners who are not general partners or affiliates of the Partnership. The advisory committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates and advise the General Partner on various other Partnership affairs. The advisory committee has no binding power, except that it must approve certain investments and acquisitions by the Partnership from or with affiliates of the Partnership.

    Two members of the Advisory Committee were elected directors of the General Partner and appointed members of the General Partner's Audit Committee on March 11, 2002. See "Item 10. Directors and Executive Officers of the Registrant."

ITEM 2.  PROPERTIES

    As of March 1, 2002, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units and the Commercial Properties. In addition, the Partnership owns a 50% interest in the Investment LLC, which owns the Investment Property.

    See also "Item 13. Certain Relationships and Related Transactions" for information concerning affiliated transactions.

APARTMENT COMPLEXES

    The table below lists the location of the 20 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of March 1, 2002, the principal amount outstanding under any mortgages as of December 31, 2001, the fixed interest rates applicable to such mortgages and the maturity dates of such mortgages.

                                                                              MORTGAGE BALANCE
                                                                              AND INTEREST RATE   MATURITY
                                  NUMBER AND                                        AS OF         DATE OF
APARTMENT COMPLEX                TYPE OF UNITS      RENT RANGE    VACANCIES   DECEMBER 31, 2001   MORTGAGE
-----------------              -----------------   ------------   ---------   -----------------   --------
Avon Street Apartments         66 units            N/A                3            $1,660,922       2005
L.P..........................  0 three-bedrooms    $940-1,130                           8.78%
130 Avon Street                30 two-bedrooms     $760-1,045
Malden, MA                     33 one-bedrooms     $780-880
                               3 studios

Boylston Downtown L.P........  269 units           N/A                1            $7,225,722       2005
62 Boylston Street             0 three-bedrooms    N/A                                  8.38%
Boston, MA                     0 two-bedrooms      $718-1,975
                               53 one-bedrooms     $650-1,365
                               216 studios

Brookside Associates, LLC....  44 units            N/A                2            $2,000,000       2011
5-7-10-12 Totman Road          0 three-bedrooms    $875-1,155                           7.63%
Woburn, MA                     34 two-bedrooms     $920-1,155
                               10 one-bedrooms     N/A
                               0 studios

Clovelly Apartments L.P......  103 units           N/A                0            $2,200,000       2010
160-170 Concord Street         0 three-bedrooms    $730-1,030                           8.44%
Nashua, NH                     53 two-bedrooms     $625-760
                               50 one-bedrooms     N/A
                               0 studios

Coach L.P....................  48 units            N/A                0            $1,500,000       2010
53-55 Brook Street             0 three-bedrooms    $950-1,110                           8.46%
Acton, MA                      24 two-bedrooms     $880-980
                               20 one-bedrooms     $740-800
                               4 studios

                                                                              MORTGAGE BALANCE
                                                                              AND INTEREST RATE   MATURITY
                                  NUMBER AND                                        AS OF         DATE OF
APARTMENT COMPLEX                TYPE OF UNITS      RENT RANGE    VACANCIES   DECEMBER 31, 2001   MORTGAGE
-----------------              -----------------   ------------   ---------   -----------------   --------
Commonwealth 1137 L.P........  35 units            $1,380-2,200       0            $1,800,000       2010
1131-1137 Commonwealth Ave.    28 three-bedrooms   $1,000-1,470                         8.44%
Allston, MA                    5 two-bedrooms      $530
                               1 one-bedrooms      $750
                               1 studios

Commonwealth 1144 L.P........  261 units           N/A                1            $7,500,000       2010
1144-1160 Commonwealth Ave.    0 three-bedrooms    $975-1,225                           8.44%
Allston, MA                    11 two-bedrooms     $800-1,250
                               108 one-bedrooms    $650-1,030
                               142 studios

Executive Apartments L.P.....  72 units            N/A                1            $1,900,000       2010
545-561 Worcester Road         0 three-bedrooms    $840-1,175                           8.44%
Framingham, MA                 48 two-bedrooms     $815-1,030
                               24 one-bedrooms     N/A
                               0 studios

Hamilton Oaks Associates,      268 units           N/A                3           $11,421,432       2009
LLC..........................  0 three-bedrooms    $700-1,150                           7.84%
30-50 Oak Street Extension     97 two-bedrooms     $745-940
40-60 Reservoir Street         158 one-bedrooms    $630-800
Brockton, MA                   13 studios

Highland Street Apartments     36 units            N/A                0              $800,000       2010
L.P..........................  0 three-bedrooms    $640-820                             8.44%
38-40 Highland Street          24 two-bedrooms     $585-750
Lowell, MA                     10 one-bedrooms     $620
                               2 studios

Linhart L.P..................  9 units             N/A                0            $1,700,000       2010
4-34 Lincoln Street            0 three-bedrooms    N/A                                  8.46%
Newton, MA                     0 two-bedrooms      $900-1,000
                               6 one-bedrooms      $780-830
                               3 studios

Middlesex Apartments L.P.....  18 units            $1,600-2,500       1            $1,300,000       2010
132-144 Middlesex Road         18 three-bedrooms   N/A                                  8.44%
Newton, MA                     0 two-bedrooms      N/A
                               0 one-bedrooms      N/A
                               0 studios

Nashoba Apartments L.P.......  32 units            N/A                0            $1,013,067       2005
284 Great Road                 0 three-bedrooms    $1,120-1,570                         8.63%
Acton, MA                      32 two-bedrooms     N/A
                               0 one-bedrooms      N/A
                               0 studios

                                                                              MORTGAGE BALANCE
                                                                              AND INTEREST RATE   MATURITY
                                  NUMBER AND                                        AS OF         DATE OF
APARTMENT COMPLEX                TYPE OF UNITS      RENT RANGE    VACANCIES   DECEMBER 31, 2001   MORTGAGE
-----------------              -----------------   ------------   ---------   -----------------   --------
140 North Beacon L.P.........  64 units            $2,150-2,400       1            $4,500,000       2010
140-154 North Beacon Street    10 three-bedrooms   $1,600-2,100                         8.44%
Brighton, MA                   54 two-bedrooms     N/A
                               0 one-bedrooms      N/A
                               0 studios

Oak Ridge Apartments L.P.....  61 units            $945-1,215         0            $1,953,938       2005
135 Chestnut Street            42 three-bedrooms   $840-970                             8.50%
Foxboro, MA                    19 two-bedrooms     N/A
                               0 one-bedrooms      N/A
                               0 studios

Olde English Apartments        84 units            N/A                0            $1,850,000       2005
L.P..........................  0 three-bedrooms    $760-980                             8.44%
703-718 Chelmsford Street      47 two-bedrooms     $730-900
Lowell, MA                     30 one-bedrooms     $700-860
                               7 studios

Redwood Hills L.P............  180 units           N/A                3            $4,750,000       2010
376-384 Sunderland Road        0 three-bedrooms    $835-1,200                           8.44%
Worcester, MA                  89 two-bedrooms     $735-975
                               91 one-bedrooms     N/A
                               0 studios

River Drive L.P..............  72 units            N/A                1            $1,850,000       2010
3-17 River Drive               0 three-bedrooms    $840-1,000                           8.44%
Danvers, MA                    60 two-bedrooms     $800-940
                               5 one-bedrooms      $750-810
                               7 studios

Westside Colonial Apts,        180 units           $930               0            $5,078,337       2008
LLC..........................  1 three-bedrooms    $734-950                             6.52%
10-70 Westland Street          94 two-bedrooms     $635-840
985-997 Pleasant Street        85 one-bedrooms     N/A
Brockton, MA                   0 studios

Westgate Apartments, LLC.....  221 units           N/A                6           $11,468,071       2014
2-20 Westgate Drive            0 three-bedrooms    $1,050-1,570                         7.07%
Woburn, MA                     111 two-bedrooms    $835-1,390
                               110 one-bedrooms    N/A
                               0 studios

    See Note 5 to the Consolidated Financial Statements included as part of this Form 10-K for information relating to the Partnership's and its Subsidiary Partnership mortgages payable.

CONDOMINIUM UNITS

    The Partnership owns and leases to residential tenants 20 Condominium Units in the greater Boston, Massachusetts area. Prior to its conversion into condominium units, one of the properties, Chateaux Westgate, was owned by Harold Brown.

    The table below lists the location of the Condominium Units, the number of units in each complex, the number and type of units owned by the Partnership in each complex, the range of rents received by the Partnership for such units, and the number of vacancies as of March 1, 2002. No Condominium Unit is subject to an existing mortgage.

                                            NUMBER OF   NUMBER AND TYPE OF
                                            UNITS IN       UNITS OWNED
APARTMENT COMPLEX                            COMPLEX      BY PARTNERSHIP      RENT RANGE    VACANCIES
-----------------                           ---------   ------------------   ------------   ---------
Riverside Apartments......................     19       0 three-bedrooms     N/A                0
8-20 Riverside Street                                   12 two-bedrooms      $1,140-1,600
Watertown, MA                                           5 one-bedrooms       $890-1,075
                                                        2 studios            $935-950

Chateaux Westgate.........................      1       0 three-bedrooms     N/A                0
Oak Lane                                                1 two-bedrooms       $850
Brockton, MA                                            0 one-bedrooms       N/A
                                                        0 studios            N/A

COMMERCIAL PROPERTIES

    EAST HAMPTON MALL LP. In 1984, the Partnership acquired the East Hampton Mall in East Hampton, Connecticut (the "East Hampton Mall"). The shopping center is set on 4.25 acres of land and consists of 52,500 square feet of rentable space, rented primarily to commercial retail establishments. During 1995, the Subsidiary Partnership which owns this property obtained a mortgage in the amount of $1,435,000 which carries a fixed interest rate of 8.375% and matures in the year 2005. As of December 31, 2001, the mortgage had an outstanding balance of $1,295,749. As of March 1, 2002, the shopping center had a vacancy rate of 0%, and the average rent per square foot was $6.19.

    LINHART LP. During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,200 square feet of rentable commercial space. As of March 1, 2002, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $19.89.

    BOYLSTON DOWNTOWN LP. During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of March 1, 2002, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $22.42. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $19,000 per year through July, 2006.

    140 NORTH BEACON LP. During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,000 square feet of commercial rentable space, which was fully rented as of March 1, 2002. The average rent per square foot as of that date was $17.92.

    STAPLES PLAZA. In May 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries a fixed interest rate of 8.00% and matures in the year 2016. As of December 31, 2001, the mortgage had a outstanding balance of $4,845,814. As of March 1, 2002 Staples Plaza was fully occupied, and the average net rent per square foot was $19.81.

    HAMILTON OAKS ASSOCIATES, LLC. The Oaks Apartments complex acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC includes 6,075 square feet of rentable space, occupied by a daycare center. As of March 1, 2002, the commercial space was fully occupied, and the average rent per square foot was 10.83. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $25,000 per year through November, 2005.

INVESTMENT PROPERTY

    345 FRANKLIN LLC. In November, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts summarized as follows:

                                                                                MORTGAGE
                                                                               BALANCE AND      MATURITY
                                NUMBER AND                                    INTEREST RATE     DATE OF
APARTMENT COMPLEX              TYPE OF UNITS        RANGE       VACANCIES   DECEMBER 31, 2001   MORTGAGE
-----------------            -----------------   ------------   ---------   -----------------   --------
345 Franklin LLC..........   40 Units            N/A                0          $8,199,000         2014
335-355 Franklin Street      0 three-bedrooms    $1,750-2,600                       6.90%
Cambridge, MA                39 two-bedrooms     $1,900
                             1 one-bedrooms      N/A
                             0 studios

    This property has a 12 year mortgage which is amortized on a 30 year schedule with a final payment of approximately $6,000,000 in 2004.

    See Item 13 "Certain Relationships and Related Transactions" concerning current and former ownership interests held by related parties in certain of the above properties.

ITEM 3.  LEGAL PROCEEDINGS

    In July 2001, the Partnership reached an agreement in principle to settle certain claims of national origin and familial status discrimination brought by two adult tenants and their minor children. See the Partnership's Form 10-Q for the second fiscal quarter of 2001, filed on August 14, 2001. The settlement of this matter was finalized on March 12, 2002.

    Neither the Partnership nor any of the Subsidiary Partnerships are presently subject to any material litigation, nor to management's knowledge is any litigation presently threatened against them. The Partnership and Subsidiary Partnerships are occasionally subject to routine legal and administrative proceedings, and the legal and other expenses related to these proceedings are either covered by insurance or paid out of cash reserves.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the limited partners of the Partnership during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Each Class A Unit is exchangeable, through Equiserve LP, the Partnership's Depositary Agent, for ten Depositary Receipts ("Receipts"). The Receipts are publicly traded on Nasdaq under the symbol "NEWRZ". There has never been an established trading market for the Class B Units or General Partnership Units.

    In 2001, the high and low bid quotations for the Receipts were $34.60 and $17.25, respectively. The table below sets forth the high and low bids for each quarter of 2001 and 2000:

                                                   2001                  2000
                                            -------------------   -------------------
                                            LOW BID    HIGH BID   LOW BID    HIGH BID
                                            --------   --------   --------   --------
First Quarter.............................   $17.25     $24.00     $11.00     $16.88
Second Quarter............................   $19.00     $23.95     $12.63     $15.25
Third Quarter.............................   $22.25     $34.60     $14.56     $19.00
Fourth Quarter............................   $26.50     $31.55     $15.25     $21.50

    These quotations reflect inter-dealer bids without retail markup, markdown, or commission and do not necessarily represent actual transactions.

    Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners. The Partnership has made annual distributions to its Partners since 1978. In each of 2001 and 2000, the Partnership made total distributions of $17.70 and $14.70 per Unit, respectively ($1.77 and $1.47 per Receipt, respectively). The total value of the distribution in 2001 was $3,061,604, and the total value for 2000 was $2,542,688. In February 2002, the Partnership voted to change its dividend policy from semi-annually to quarterly, and declared a quarterly dividend of $6.40 per Unit ($0.64 per Receipt) payable on March 31, 2002.

    In 2001 and 2000, taxable income excluding capital gains was approximately $500,000 and $900,000 respectively, greater than comparable statement income.

    See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for certain information relating to the number of holders of each class of Units.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is included on page 23 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

    The Partnership and its Subsidiary Partnerships earned income from operations of approximately $5,998,000 during the year ended December 31, 2001, compared to approximately $4,400,000 during the year ended December 31, 2000, an increase of approximately $1,598,000 (36%). The primary factor contributing to the increase was increased rental income resulting from continued strength in the residential real estate market in 2001.

    An analysis of the rental activity, exclusive of the property acquired in November 2001, is as follows:

                                                                OCCUPANCY DATE
                                                            -----------------------
                                                            MARCH 4,       MARCH 8,
                                                              2002           2001
                                                            --------       --------
RESIDENTIAL
Units................................................         2,143          2,143
Vacancies............................................            23             13
Vacancy Rate.........................................           1.1%           0.6%

COMMERCIAL
Total square feet....................................       137,775        137,775
Vacancy (in square feet).............................             0          3,850
Vacancy rate.........................................             0%           2.8%

                                                                 RENTAL INCOME
                                                            -----------------------
                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                            -----------------------
                                                              2001           2000
                                                            --------       --------
                                                                (IN THOUSANDS)
Total rents..........................................       $27,767        $25,583
Residential percentage...............................            91%            87%
Commercial percentage................................             9%            13%
Contingent rentals...................................       $   618        $ 1,039

    Rental income for the year ended December 31, 2001 was approximately $27,767,000, compared to approximately $25,583,000 for the year ended
December 31, 2000, an increase of approximately $2,184,000 (9%). The Partnership completed significant improvements at some of the larger residential properties, including the Westgate Apartments, 62 Boylston Street and 1144 Commonwealth Avenue, resulting in the ability to charge higher rates at these properties. Income from the Partnership's residential properties represents approximately 91% of rental income for the year ended December 31, 2001, up from approximately 87% for the year ended December 31, 2000.

    In 2000, the Partnership acquired the 44-unit Brookside Apartments complex and sold the Timpany Plaza Shopping Center and Lewiston Mall Shopping Center, which have a combined total of approximately 366,000 square feet. While these transactions, taken together, produced a decrease in rental income of approximately $646,000 in 2001, this was more than offset by a decrease in operating expenses of approximately $845,000, for a net increase in income of approximately $199,000. In addition, in 2001 the Partnership realized approximately $50,000 of income from the investment property purchased in November 2001.

    Expenses for the year ended December 31, 2001 were approximately $22,022,000, compared to approximately $21,434,000 for the year ended
December 31, 2000, an increase of approximately $588,000 (3%). Administrative expenses increased approximately $136,000 (11%) due to an increase in salaries and wages. Repairs and maintenance expenses increased approximately $415,000 (14%) due to an increase in the salaries for the maintenance staff as well as significant refurbishing at the residential properties. Operating expenses increased approximately $126,000 (5%) largely as a result of an increase in the cost of snow removal and utilities due to a colder and snowier winter during the first quarter of 2001 compared to 2000. Interest expense increased approximately $69,000 (1%) due to a higher level of debt. Management fees increased approximately $66,000 (6%) due to increases in rental income.

    Depreciation and amortization expense decreased approximately $190,000 (4%) largely due to the sale of the two commercial properties in 2000. The aggregate book value of the properties sold was approximately $7,000,000. Renting expenses decreased approximately $6,000 (3%) due to lower rental commissions.

    Interest income was approximately $605,000 for the year ended December 31, 2001, compared to approximately $425,000 for the year ended December 30, 2000, an increase of approximately $180,000 (42%). This increase was a result of the higher average cash balance available for investment in 2001, although declining interest rates offset the increase to some extent.

    Included in other income for the year ended December 31, 2000 is a gain of approximately $660,000 on the sale of the Lewiston Mall Shopping Center and a gain of approximately $1,870,000 on the sale of the Timpany Plaza Shopping Center. There were no sales in 2001.

    As a result of the changes discussed above, net income for the year ended December 31, 2001 was approximately $6,647,000, compared to approximately $5,801,000 for the year ended December 31, 2000, an increase of approximately $846,000 (15%).

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    New England Realty Associates Limited Partnership and its Subsidiary Partnerships earned income from operations of $4,399,696 during the year ended December 31, 2000, compared to $2,871,604 during the year ended December 31, 1999, an increase of $1,528,092.

    The rental activity is summarized as follows:

                                                                OCCUPANCY DATE
                                                            -----------------------
                                                            MARCH 8,       MARCH 9,
                                                              2001           2000
                                                            --------       --------
RESIDENTIAL
Units................................................         2,143          2,099
Vacancies............................................            13             23
Vacancy Rate.........................................           0.6%           1.1%

COMMERCIAL
Total square feet....................................       137,775        503,375
Vacancy..............................................         3,850         71,995
Vacancy rate.........................................           2.8%            14%

                                                                 RENTAL INCOME
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------
                                                                (IN THOUSANDS)
Total rents..........................................       $25,583        $20,099
Residential percentage...............................            87%            83%
Commercial percentage................................            13%            17%
Contingent rentals...................................       $ 1,039        $   933

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

    Included in other income for the year ended December 31, 2000 is a gain of approximately $660,000 on the sale of the Lewiston Mall Shopping Center, and a gain of approximately $1,870,000 on the sale of the Timpany Plaza Shopping Center. Included in other income for the year ended December 31, 1999, is a gain of approximately $128,000 on the sale of a condominium and a gain of approximately $672,000 on the sale of the Willard Street Apartments, a total of $800,000. Also included in other income for the year ended December 31, 1999 is a loss of approximately $418,000 in the value of the Partnership's short-term investments. This change in value is due to fluctuations in interest rates.

    As a result of the changes discussed above, net income for the year ended December 31, 2000, was approximately $5,801,000 compared to approximately $3,649,000 for the year ended December 31, 1999, an increase of approximately $2,152,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's principal source of cash during 2001 was the collection of rents; its principal sources of cash during 2000 were the collection of rents, the sale of real estate and the refinancing of Partnership properties. The majority of cash and cash equivalents of $16,690,943 at December 30, 2001 and $14,478,972 at December 31, 2000 was held in interest-bearing accounts at creditworthy financial institutions. This increase of $2,211,971 is summarized as follows:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Cash provided by operating activities..............  $10,731,854   $10,040,470
Cash (used in) investing activities................   (4,703,300)   (1,130,489)
Cash provided by (used in) financing activities....   (3,816,583)    4,324,553
Net increase in cash and cash equivalents..........           --            --
                                                     -----------   -----------
                                                     $ 2,211,971   $13,234,534
                                                     ===========   ===========

    The increase in cash provided by operating activities is primarily due to the increase in operating income before depreciation expense. The increase in cash used in investment activities is primarily due to the purchase and improvement of rental and investment properties, offset by the proceeds from the sale of commercial properties in 2000. The cash used in financing activities in 2001 is primarily due to the dividend distributions and mortgage debt payments. The cash provided by financing activities in 2000 is primarily due to the proceeds from refinancing mortgages, reduced by dividend distributions and mortgage debt payments. The Partnership has liquidated all of its short-term investments (not including cash equivalents, as defined in Note 1 to the Consolidated Financial Statements).

    On November 8, 2001, a newly formed limited liability company in which the Partnership has a 50% ownership interest acquired a 40-unit residential property in Cambridge, Massachusetts. The remaining 50% ownership interest in this limited liability company is owned by Harold Brown and the President of The Hamilton Company. The total purchase price was $11,265,000. At closing, the Partnership paid $8,265,000, and the other owners paid $3,000,000. A mortgage of approximately $8,000,000 has since been obtained, and the funds in excess of the required equity have been returned to the partners so that their capital contributions are proportionate to their respective ownership interests.

    In April 2001, the Partnership obtained a one-year line of credit in the amount of $12,000,000, secured by the property located at 62 Boylston Street; the line of credit is renewable annually. As of

December 31, 2001, the Partnership has not drawn on the line. The Partnership has informed the lender that a renewal of this line of credit, effective for April 2002, will not be requested.

    The Partnership distributed dividends totaling $17.70 per Unit in 2001 and $14.70 per Unit in 2000. In February 2002, the Partnership voted to change its dividend policy from a semi-annual to a quarterly distribution and declared a quarterly dividend of $6.40 per Unit, payable on March 31, 2002.

    On November 20, 2000, the Partnership sold the Timpany Plaza Shopping Center for $5,000,000. The mortgage of approximately $3,300,000 was paid off, and the net cash received by the Partnership, after closing costs and operating adjustments, was approximately $1,459,000. Rental income from the property was approximately $438,000 for the year ended December 31, 2000.

    In October 2000, the Partnership acquired the Brookside Apartments located in Woburn, Massachusetts. The purchase price of $3,800,000 was originally funded from cash reserves. In December 2000, the Partnership obtained a mortgage of $2,000,000 on the property. The mortgage provides that during its term only interest, earned at a rate of 7.625% per year, shall be repaid. At maturity in 2011, the entire principal balance will be due.

    On June 28, 2000, the Partnership sold the Lewiston Mall Shopping Center for $5,100,000. The mortgage of approximately $2,900,000 was paid off, and the net cash received by the Partnership, after closing costs and operating adjustments, was approximately $1,942,000. Rental income from the property was approximately $600,000 for the year ended December 31, 2000.

    In addition to the Brookside mortgage discussed above, the Partnership refinanced 11 of the Partnership properties and obtained a mortgage on a previously debt-free property during 2000. The total of these 12 mortgages is approximately $31,650,000, while the total of the mortgages on the 11 refinanced properties prior to such refinancings was approximately $23,800,000. After prepayment penalties of approximately $1,255,000, the net proceeds from these 11 refinancings were approximately $6,600,000. No new mortgages were undertaken in 2001 except for the mortgage on the 40-unit residential property in Cambridge, Massachusetts, discussed above.

    During 2001, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,803,000. The most significant improvements were made at the following properties: approximately $1,533,000 at 62 Boylston Street in Boston, Massachusetts; approximately $235,000 at Redwood Hills Apartments in Worcester, Massachusetts; approximately $170,000 at Westgate Apartments in Woburn, Massachusetts; approximately $88,000 at the Hamilton Oaks Apartments in Brockton, Massachusetts; approximately $76,000 at the North Beacon Apartments in Brighton, Massachusetts; and approximately $58,000 at Westside Colonial Apartments in Brockton, Massachusetts.

    In addition to the improvements made in 2001, the Partnership and its Subsidiary Partnerships plan to invest approximately $3,589,000 in capital improvements during 2002; approximately $1,821,000 of this amount is designated for 62 Boylston Street. These improvements will be funded from escrow accounts established in connection with the refinancing of the applicable properties, as well as from the Partnership's cash reserves.

    Further, the Partnership intends to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. Presently, the Partnership is awaiting final zoning board approval. The total cost is estimated to be $3,500,000, which will initially be funded from cash reserves.

    In March 2002, the Partnership signed a purchase and sales agreement to acquire a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership will assume a first mortgage of $3,800,000 with an interest rate of 7.08%; the mortgage will be amortized over 25 years and will mature in 2007, with a final "balloon" payment of approximately $3,468,000 required. The seller will lend the Partnership $1,750,000 at a rate of 6%, interest only, for a term of 5 years or a shorter period if the first mortgage is refinanced. The balance of $1,650,000 will be funded from the Partnership's cash reserves. The completion of this transaction is dependent on the assumption of the first mortgage and receipt of acceptable inspections and other due diligence reports.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING STATEMENTS

    Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). While forward-looking statements reflect management's good-faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward-looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2002 and beyond.

    Along with risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, some factors that could cause the Partnership's actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include but are not limited to the following:

    - The Partnership depends on the real estate markets where its properties are located, and these markets may be adversely affected by local economic and market conditions, which are beyond the Partnership's control.

    - The Partnership is subject to general risks affecting the real estate industry, such as dependence on tenants' financial condition and the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues.

    - The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions.

    - The Partnership may fail to identify, acquire, construct or develop additional properties; may develop properties that do not produce a desired yield on invested capital; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

    - Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.

    - Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities, although management is not aware of any material environmental liabilities at this time.

    - Market interest rates could adversely affect the market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.

    The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act. The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

    The residential real estate market in the Greater Boston area softened during the fourth quarter of 2001, and the Partnership anticipates the climate will remain the same in 2002. This may result in increases in vacancy rates and/or a reduction in some rents. Despite this change in the market, the Partnership does not foresee a significant effect on its cash flow. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations and to finance current and planned improvements to its properties.

    Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The

Partnership will consider refinancing existing properties if the Partnership's cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

NEWLY ISSUED ACCOUNTING STANDARDS

    On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning January 1, 2002. The Partnership does not anticipate that these standards will have a material adverse effect on its liquidity, financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the year ending December 31, 2002. NERA does not expect this pronouncement will have a material impact on the Partnership's liquidity, financial position or results of operations.

INFLATION

    We believe that inflation has not been a material factor in historic operations. The majority of NERA's tenants are residential tenants and do not pay additional rents based on increases in operating expenses. Future unusual inflation that increases NERA's operating expenses may not be recoverable through increased rents.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership and its Subsidiary Partnerships collectively have approximately $79,613,000 in long-term debt, all of which earns interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in the market interest rates. For information regarding the fair values and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

    For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Factors That May Affect Future Results".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Partnership appear on pages F-1 through F-15 of this Form 10-K and are indexed herein under Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The General Partner is a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown, who are brothers. Harold Brown and Ronald Brown were individual general partners of the Partnership until May 1984, when
NewReal, Inc. replaced them as the sole General Partner of the

Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

    From October 1992 until 1996, the General Partner engaged the Hamilton Partnership as the management company to manage the Partnership's and its Subsidiary Partnerships' properties. The Hamilton Company, a Massachusetts corporation, was the 99% general partner of Hamilton Partnership. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company continues to manage the Properties. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to the Hamilton Company during 2001.

    Because the General Partner has engaged the Hamilton Company as the manager for the Properties, the General Partner has no employees.

    The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen, Conrad DiGregorio and Thomas Raffoul. Messrs. Aertsen, DiGregorio and Raffoul were elected directors on March 11, 2002, pursuant to a joint unanimous written consent of the only two shareholders and the only two directors (at that time) of the General Partner, Ronald Brown and Harold Brown. The directors of the General Partner hold office until their successors are duly elected and qualified.

    Ronald Brown and Harold Brown hold all of the executive officer positions of the General Partner. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

    On June 14, 2001, the Board of Directors created an Audit Committee consisting of three members, its first and only committee, and approved the charter of the Audit Committee. The Audit Committee was not filled until March 11, 2002, on which date Messrs. Aertsen, DiGregorio and Raffoul were appointed as its members.

    The following table sets forth the name and age of each director and officer of the General Partner and each such person's principal occupation and affiliation during the preceding five years.

NAME AND POSITION           AGE      OTHER POSITION
-----------------         --------   --------------
Ronald Brown, President      66      Associate, Hamilton Realty Company (since 1967); President,
                                     Treasurer, Clerk and Director of R. Brown Partners Inc.
                                     (since 1985); Member, Greater Boston Real Estate Board
                                     (since 1981); Director, Brookline Chamber of Commerce (since
                                     1978); Trustee of Reservations (since 1988); Director,
                                     Brookline Music School (since 1993); President, Brookline
                                     Chamber of Commerce (1990-1992); Director, Coolidge Corner
                                     Theater Foundation (1990-1993); President, Brookline
                                     Property Owner's Association (1981-1990); Trustee, Brookline
                                     Hospital (1982-1989); Director, Brookline Symphony Orchestra
                                     (since 1996); Treasurer, Brookline Greenspace Alliance
                                     (since 1999).

Harold Brown, Treasurer      77      Sole proprietor, Hamilton Realty (since 1955); Trustee,
and Director (since                  Treasurer and Director of Wedgestone Realty Investors Trust
1984)                                (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director
                                     of AFC Financial Corp. (1983-1985); Director, Coolidge Bank
                                     and Trust (1980-1983).

NAME AND POSITION           AGE      OTHER POSITION
-----------------         --------   --------------
Guilliaem Aertsen            54      Chief Executive Officer, Aertsen Ventures LLC (since 1999);
                                     Co-Chairman of AGS Realty Advisors (since 1999); Director
                                     and CFO of CineCast LLC (since 1999); Member of Premier
                                     Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since
                                     1997); Chairman of the Board of Trustees of the Old South
                                     Church (1992-2002); Executive Vice President of BankBoston
                                     (1996-1998).

Conrad DiGregorio            76      Member of Advisory Committee of the Partnership (since 1984)
                                     (see "Item 1. Business--Advisory Committee"); retired from past employment.

Thomas Raffoul               76      Member of Advisory Committee of the Partnership (since 1997)
                                     (see "Item 1. Business--Advisory Committee"); retired from past employment.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors and executive officers, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file with the Securities and Exchange Commission reports of ownership changes and changes in ownership of the Partnership. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required, the Partnership believes that during the 2001 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Harold Brown inadvertently did not file a Form 4 with the SEC in connection with his purchase of 1,900 Receipts on December 7, 2001, but Mr. Brown did report that purchase on a Form 5 filed on February 14, 2002.

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

    In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the management company, Hamilton Company. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee charged by The Hamilton Company during 2001 was approximately $1,156,000. In 2001, the Partnership and its Subsidiary Partnerships also paid Administrative Fees to The Hamilton Company of approximately $643,000 inclusive of construction supervision and architectural fees of $196,000, repairs and maintenance service fees of $194,000, legal fees of $191,000, and rental fees and miscellaneous charges of $62,000. In addition, during 2001 the Partnership paid The Hamilton Company $80,000 for certain accounting services, which were provided by an outside company prior to 1993, and approximately $3,000 for construction costs capitalized in rental properties. Additionally, the Administrative Fees included $24,000 which was paid by the Partnership to Ronald Brown for construction supervision services.

    The management services provided by The Hamilton Company include, but are no limited to, collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of The Hamilton Company to provide asset management services to the Partnership, for which the Partnership paid approximately $50,000 in 2001.

    Members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown receive $400 for each committee meeting attended. The Advisory Committee held 6 meetings during 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 19, 2002, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than EquiServe LP ("EquiServe"), which under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 19, 2002, pursuant to the Deposit Agreement, EquiServe was serving as the record holder of the Class A Units with respect to which 1,173,089 Depositary Receipts had been issued to 1,196 holders. As of March 19, 2002, there were issued and outstanding 24,285 Class A Units (not including the Depositary Receipts) held by 1,107 limited partners, 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below.

    The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of March 19, 2002 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and
(iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

                                             CLASS A                       CLASS B                 GENERAL PARTNERSHIP
                                   ---------------------------   ---------------------------   ---------------------------
                                                      % OF                          % OF                          % OF
                                    NUMBER OF     OUTSTANDING     NUMBER OF     OUTSTANDING     NUMBER OF     OUTSTANDING
                                      UNITS          UNITS          UNITS          UNITS          UNITS          UNITS
                                   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY
5% OWNERS, DIRECTORS AND OFFICERS     OWNED          OWNED          OWNED          OWNED          OWNED          OWNED
---------------------------------  ------------   ------------   ------------   ------------   ------------   ------------
Harold Brown..................              (1)           (1)       24,761(2)         75%(2)           (3)         100%(3)
c/o New England
Realty Associates
Limited Partnership
39 Brighton Ave.
Allston, MA 02134
NERA 1994.....................              (1)           (1)            0              0             0               0
Irrevocable Trust
c/o Posternak Blankstein & Lund
LLP
100 Charles River Plaza
Boston, MA 02114
Ronald Brown..................           755(4)       0.5%(4)        8,254            25%              (3)         100%(3)
c/o New England
Realty Associates
Limited Partnership
39 Brighton Ave.
Allston, MA 02134
Guilliaem Aertsen.............             0             0               0              0             0               0
175 West Brookline Street
Boston, MA 02118
Conrad DiGregorio.............            40          0.03               0              0             0               0
34 Gladstone Street
East Boston, MA 02128
Thomas Raffoul................           907           0.6               0              0             0               0
2219 Centre Street
West Roxbury, MA 02132
NEWREAL, Inc..................             0             0               0              0         1,738            100%
39 Brighton Ave.
Allston, MA 02134
All directors and officers as a       19,579(5)      13.8%(5)       33,015(6)        100%(6)           (3)         100%(3)
group.........................

------------------------

(1) 80,371 Depositary Receipts are held of record by Harold Brown and 98,394 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 17,877 Class A Units (approximately 12.6% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 9,839 Class A Units (approximately 7.0% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Luci Daley Vincent and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 98,394

    Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

(5) Consists of the Class A Units described in Notes (1) and (4) above, plus those held by Messrs. DiGregorio and Raffoul, as indicated in the table.

(6) Includes the Class B Units described in Note (2) above.

    On November 13, 2000, The Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On November 8, 2001, a limited liability company in which the Partnership had a 50% membership interest purchased a 40-unit residential property in Cambridge, Massachusetts. The remaining membership interest in this entity is held by Harold Brown and the President of The Hamilton Company. The Partnership originally advanced the majority of the funds used for such acquisition, but the excess of the amount it advanced beyond its proportionate capital contribution was repaid, with 8% interest, after the property was mortgaged. For further details, see "Item 1. Business--Recent Developments."

    Chateaux Westgate, the condominium complex in which the Partnership owns 1 residential unit, was owned by Harold Brown prior to its conversion into a condominium complex. In addition, certain Subsidiary Partnerships purchased certain properties in 1995 from entities in which Harold Brown had substantial equity interests. In each case, the General Partner believes that the Partnership and its Subsidiary Partnerships acquired the condominium unit and the other properties purchased in 1995 at prices not in excess of fair market value.

    In 1999, Harold Brown loaned the Partnership $750,000 to purchase certain property, with interest at 10%. This loan was paid in full on April 6, 2000. Interest on the loan was $20,000 and $2,083 in 2000 and 1999 respectively.

    See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements:

       The following Financial Statements are included in this Form 10-K:

           Independent Auditors' Report

           Consolidated Balance Sheets at December 31, 2001 and 2000

           Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

    (b) Report on Form 8-K filed on July 12, 2001 (reporting only as to Item 5, "Other Events").

                         SELECTED FINANCIAL INFORMATION

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   2001          2000          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT INFORMATION
Revenue.......................  $28,020,334   $25,833,731   $20,278,146   $18,447,450   $17,506,971
Expenses......................   22,022,222    21,434,035    17,406,542    16,461,723    16,383,317
Income from Operations........    5,998,112     4,399,696     2,871,604     1,985,727     1,123,654
Other Income..................      648,844     2,993,419       777,407       239,292       144,977
Income before extraordinary
  item........................    6,646,956     7,393,115     3,649,011     2,225,019     1,268,631
Extraordinary item............           --    (1,592,268)           --            --            --
Net Income....................    6,646,956     5,800,847     3,649,011     2,225,109     1,268,631
Income before extraordinary
  item per Unit...............        38.37         42.67         21.06         12.84          7.30
Extraordinary loss on
  extinguishment of debt per
  Unit........................           --         (9.19)           --            --            --
Net Income per Unit...........        38.37         33.48         21.06         12.84          7.30
Distributions to Partners per
  Unit........................        17.70         14.70         13.20          8.20          8.80
Income per Depositary
  receipt.....................         3.84          4.27          2.11          1.28          0.73
Extraordinary loss on
  extinguishment of debt per
  Depositary Receipt..........           --         (0.92)           --            --            --
Net Income per Depositary
  Receipt.....................         3.84          3.35          2.11          1.28          0.73
Distributions to partners per
  Depositary Receipt..........         1.77          1.47          1.32          0.82          0.88
BALANCE SHEET INFORMATION
Total Assets..................  $96,428,956   $93,302,937   $87,668,120   $58,406,104   $58,147,503
Net Real Estate Investments...   73,941,098    75,307,036    81,274,293    50,868,382    51,575,342
Total Debt Outstanding........   79,613,051    80,368,031    77,530,651    51,322,552    51,956,821
Partners' Capital.............   12,481,172     8,895,820     5,637,661     4,271,880     3,465,230

The partnership may purchase and/or sell properties at any time.

The table below reflects the totals of property available for rental at each December 31,

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   2001          2000          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
Residential
  Units.......................        2,143         2,143         2,099         1,668         1,668
  Vacancies...................           23            13            23            37            48
  Vacancy Rate................          1.1%          0.6%          1.1%          2.2%          2.9%
Commercial
  Total square feet...........      137,775       137,775       503,375       457,700       457,700
  Vacancy (in square feet)....            0         3,850        71,995        80,852       107,850
  Vacancy rate................            0%            3%           14%           18%           24%

See Item 7 for factors that may effect future operations. The above tables may not be indicative of future results.

                          INDEPENDENT AUDITORS' REPORT

The Partners
New England Realty Associates Limited Partnership

    We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiary Partnerships at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
Certified Public Accountants

Boston, Massachusetts
February 22, 2002

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
ASSETS
Rental Properties...........................................  $73,941,098   $75,307,036
Cash and Cash Equivalents...................................   16,690,943    14,478,972
Rents Receivable............................................      513,181       402,376
Real Estate Tax Escrows.....................................      332,282       378,039
Prepaid Expenses and Other Assets...........................    2,190,978     1,857,267
Investment in Partnership...................................    1,944,060            --
Financing and Leasing Fees..................................      816,414       879,247
                                                              -----------   -----------
  TOTAL ASSETS..............................................  $96,428,956   $93,302,937
                                                              ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable...........................................  $79,613,051   $80,368,031
Accounts Payable and Accrued Expenses.......................    1,163,606     1,146,287
Advance Rental Payments and Security Deposits...............    3,171,127     2,892,799
                                                              -----------   -----------
  TOTAL LIABILITIES.........................................   83,947,784    84,407,117

Commitments and Contingent Liabilities (Note 9)

Partners' Capital
173,252 units outstanding in 2001 and 2000..................   12,481,172     8,895,820
                                                              -----------   -----------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL...................  $96,428,956   $93,302,937
                                                              ===========   ===========

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Revenue
  Rental income.......................................  $27,767,139   $25,583,498   $20,099,480
  Laundry and sundry income...........................      253,195       250,233       178,666
                                                        -----------   -----------   -----------
                                                         28,020,334    25,833,731    20,278,146
                                                        -----------   -----------   -----------
Expense
  Administrative......................................    1,365,112     1,229,550     1,169,483
  Depreciation and amortization.......................    4,306,578     4,496,500     3,573,658
  Interest............................................    6,524,401     6,455,566     4,945,943
  Management fees.....................................    1,155,521     1,090,007       845,129
  Operating...........................................    2,561,536     2,435,308     1,882,804
  Renting.............................................      173,053       178,802       303,471
  Repairs and maintenance.............................    3,434,395     3,019,235     2,596,650
  Taxes and insurance.................................    2,501,626     2,529,067     2,089,404
                                                        -----------   -----------   -----------
                                                         22,022,222    21,434,035    17,406,542
                                                        -----------   -----------   -----------
Income from Operations................................    5,998,112     4,399,696     2,871,604
                                                        -----------   -----------   -----------
Other Income (Loss)
  Interest income.....................................      605,143       424,765       360,501
  Income from investment in partnership & joint
    venture...........................................       43,701        38,261        34,188
  Income (Loss) on short-term investments.............           --           493      (417,895)
  Gain on the sale of real estate.....................           --     2,529,900       800,613
                                                        -----------   -----------   -----------
                                                            648,844     2,993,419       777,407
                                                        -----------   -----------   -----------
Income Before Extraordinary Item......................    6,646,956     7,393,115     3,649,011
Extraordinary Loss on Extinguishment of Debt..........           --    (1,592,268)           --
                                                        -----------   -----------   -----------
Net Income............................................  $ 6,646,956   $ 5,800,847   $ 3,649,011
                                                        ===========   ===========   ===========
Income per Unit:
  Income before extraordinary item....................  $     38.37   $     42.67   $     21.06
  Extraordinary loss on extinguishment of debt........           --         (9.19)           --
                                                        -----------   -----------   -----------
Net Income per Unit...................................  $     38.37   $     33.48   $     21.06
                                                        ===========   ===========   ===========
Weighted Average Number of Units Outstanding..........      173,252       173,252       173,252
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                 UNITS                                     PARTNERS' CAPITAL
                                  -------------------------------------------------------------------   ------------------------
                                                                                    LESS
                                        LIMITED                                   TREASURY                      LIMITED
                                  -------------------     GENERAL                 UNITS AT              ------------------------
                                  CLASS A    CLASS B    PARTNERSHIP   SUB-TOTAL     COST      TOTAL       CLASS A      CLASS B
                                  --------   --------   -----------   ---------   --------   --------   -----------   ----------
Balance, January 1, 1999........  144,180     34,243       1,802       180,225     6,973     173,252    $ 3,414,571   $  814,416
Distributions to Partners.......       --         --          --            --        --          --     (1,826,584)    (433,814)
Net Income......................       --         --          --            --        --          --      2,919,209      693,312
                                  -------     ------       -----       -------     -----     -------    -----------   ----------
Balance, December 31, 1999......  144,180     34,243       1,802       180,225     6,973     173,252    $ 4,507,196   $1,073,914
Distributions to Partners.......       --         --          --            --        --          --     (2,034,150)    (483,111)
Net Income......................       --         --          --            --        --          --      4,640,678    1,102,161
                                  -------     ------       -----       -------     -----     -------    -----------   ----------
Balance, December 31, 2000......  144,180     34,243       1,802       180,225     6,973     173,252    $ 7,113,724   $1,692,964
Distributions to Partners.......       --         --          --            --        --          --     (2,449,283)    (581,705)
Net Income......................       --         --          --            --        --          --      5,317,565    1,262,921
                                  -------     ------       -----       -------     -----     -------    -----------   ----------
Balance, December 31, 2001......  144,180     34,243       1,802       180,225     6,973     173,252    $ 9,982,006   $2,374,180
                                  =======     ======       =====       =======     =====     =======    ===========   ==========

                                      PARTNERS' CAPITAL
                                  -------------------------

                                    GENERAL
                                  PARTNERSHIP      TOTAL
                                  -----------   -----------
Balance, January 1, 1999........   $ 42,893     $ 4,271,880
Distributions to Partners.......    (22,832)     (2,283,230)
Net Income......................     36,490       3,649,011
                                   --------     -----------
Balance, December 31, 1999......   $ 56,551     $ 5,637,661
Distributions to Partners.......    (25,427)     (2,542,688)
Net Income......................     58,008       5,800,847
                                   --------     -----------
Balance, December 31, 2000......   $ 89,132     $ 8,895,820
Distributions to Partners.......    (30,616)     (3,061,604)
Net Income......................     66,470       6,646,956
                                   --------     -----------
Balance, December 31, 2001......   $124,986     $12,481,172
                                   ========     ===========

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           2001          2000           1999
                                                        -----------   -----------   ------------
Cash Flows from Operating Activities
  Net income..........................................  $ 6,646,956   $ 5,800,847   $  3,649,011
                                                        -----------   -----------   ------------
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization.......................    4,306,578     4,496,500      3,573,658
  (Income) from investment in joint venture...........      (43,701)      (38,261)       (34,188)
  Extraordinary loss on extinguishment of debt........           --     1,592,268             --
  Gain on the sale of rental property.................           --    (2,529,900)      (800,613)
  Unrealized depreciation (appreciation) on short-term
    investments.......................................           --          (494)       417,895
Change in assets and liabilities
  (Increase) decrease in rents receivable.............     (110,805)      284,330       (176,792)
  (Increase) in financing and leasing fees............      (74,865)     (461,542)      (344,110)
  Increase in accounts payable........................       17,318        42,829        235,033
  (Increase) decrease in real estate tax escrow.......       45,756       328,935       (168,122)
  (Increase) decrease in prepaid expenses and other
    assets............................................     (333,710)      256,228       (402,958)
  Increase in advance rental payments and security
    deposits..........................................      278,327       246,449        703,103
  Decrease in short-term investments..................           --        22,281      2,620,691
                                                        -----------   -----------   ------------
  Total Adjustments...................................    4,084,898     4,239,623      5,623,597
                                                        -----------   -----------   ------------
Net cash provided by operating activities.............   10,731,854    10,040,470      9,272,608
                                                        -----------   -----------   ------------
Cash Flows from Investing Activities
  (Investment in) distribution from Partnership.......   (1,900,358)       67,296         64,064
  Purchase and improvement of rental properties.......   (2,802,942)   (5,349,331)   (11,030,171)
  Net proceeds from sale of rental property...........           --     3,670,674        180,984
  Decrease in notes receivable........................           --       480,872             --
                                                        -----------   -----------   ------------
Net cash (used in) investing activities...............   (4,703,300)   (1,130,489)   (10,785,123)
                                                        -----------   -----------   ------------
Cash Flows from Financing Activities
  Payment of notes payable............................           --      (750,000)      (876,154)
  Principal payments of mortgages payable.............     (754,979)     (946,384)            --
  Distributions to partners...........................   (3,061,604)   (2,542,688)    (2,283,230)
  Proceeds from mortgages payable.....................           --     9,818,501      5,293,259
  Cash paid for extraordinary expense.................           --    (1,254,876)            --
                                                        -----------   -----------   ------------
Net cash provided by financing activities.............   (3,816,583)    4,324,553      2,133,875
                                                        -----------   -----------   ------------
Net Increase in Cash and Cash Equivalents.............    2,211,971    13,234,534        621,360
Cash and Cash Equivalents, at beginning of year.......   14,478,972     1,244,438        623,078
                                                        -----------   -----------   ------------
Cash and Cash Equivalents, at end of year.............  $16,690,943   $14,478,972   $  1,244,438
                                                        ===========   ===========   ============

                See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS. New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties are owned by separate subsidiaries without any change in the historical cost basis.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the limited liability company formed in November 2001, in which the Partnership has a 50% interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in its fifty-percent owned Investment limited liability company using the equity method.

    ACCOUNTING ESTIMATES. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SEGMENT REPORTING. Operating segments are revenue-producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as a single segment.

    COMPREHENSIVE INCOME. Comprehensive income is defined as changes in partners' equity exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2001, 2000 or 1999, other than net income as reported.

    INCOME PER UNIT. Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income per unit is the same as deducted net income per unit.

    CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS. The Partnerships' properties are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2001, 2000 or 1999. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At December 31, 2001, substantially all of the Partnerships' cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.32 to
1.99 percent. At December 31, 2001 and 2000, approximately $16,000,000 and $14,000,000 of cash and cash equivalents exceeded federally insured amounts.

    ADVERTISING EXPENSE. Advertising is expensed as incurred. Advertising expense was $72,318, $73,928 and $87,777 in 2001, 2000 and 1999, respectively.

NOTE 2.  RENTAL PROPERTIES

    Rental properties consist of the following:

                                                                 DECEMBER
                                                         -------------------------
                                                            2001          2000       USEFUL LIFE
                                                         -----------   -----------   -----------
Land, improvements, and parking lots...................  $16,185,485   $16,106,171   10-31 years
Buildings and improvements.............................   78,671,755    76,975,338   15-31 years
Kitchen cabinets.......................................    1,646,814     1,351,868    5-10 years
Carpets................................................    1,578,655     1,346,358    5-10 years
Air conditioning.......................................      184,735       204,903    7-10 years
Laundry equipment......................................       43,802        46,441     5-7 years
Elevators..............................................      175,557       161,391      20 years
Swimming pools.........................................       80,198        80,198      10 years
Equipment..............................................    1,082,807       967,093     5-7 years
Motor vehicles.........................................       90,543       100,655       5 years
Fences.................................................       39,654        24,815    5-10 years
Furniture and fixtures.................................      584,045       460,708     5-7 years
Smoke alarms...........................................       54,338        38,195     5-7 years
                                                         -----------   -----------
                                                         100,418,389    97,864,134
Less accumulated depreciation..........................   26,477,291    22,557,098
                                                         -----------   -----------
                                                         $73,941,098   $75,307,036
                                                         ===========   ===========

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2.  RENTAL PROPERTIES (CONTINUED)

    Real estate and accumulated depreciation as of December 31, 2001 is:

                                                                              COST
                                                 INITIAL COST TO          CAPITALIZED
                                                 PARTNERSHIPS(1)           SUBSEQUENT
                                           ---------------------------         TO
                           ENCUMBRANCES                                  ACQUISITION(2)
                              (FIRST                       BUILDINGS     --------------
                            MORTGAGES)        LAND       IMPROVEMENTS     IMPROVEMENTS
                           -------------   -----------   -------------   --------------
Avon Street Apartments      $ 1,660,922    $    62,700    $   837,318     $   422,566
L.P......................
Residential Apartments
Malden, Massachusetts

Boylston Downtown L.P....   $ 7,225,722    $ 2,112,000    $ 8,593,111     $ 3,553,838
Residential/Commercial
Boston, Massachusetts

Brookside Associates        $ 2,000,000    $   684,000    $ 3,116,000     $    76,029
LLC......................
Residential Apartments
Woburn, Massachusetts

Clovelly Apartments         $ 2,200,000    $   177,610    $ 1,478,359     $   470,286
L.P......................
Residential Apartments
Nashua, New Hampshire

Coach L.P................   $ 1,500,000    $   140,600    $   445,791     $   461,450
Residential Apartments
Acton, Massachusetts

Commonwealth 1137 L.P....   $ 1,800,000    $   342,000    $ 1,367,669     $   377,718
Residential Apartments
Boston, Massachusetts

Commonwealth 1144 L.P....   $ 7,500,000    $ 1,410,000    $ 5,664,816     $   805,933
Residential Apartments
Boston, Massachusetts

East Hampton L.P.........   $ 1,295,749    $   394,011    $ 1,182,031     $ 1,294,843
Strip Shopping Mall
East Hampton, Connecticut

Executive Apartments        $ 1,900,000    $    91,400    $   740,360     $   929,939
L.P......................
Residential Apartments
Framingham, Massachusetts

Hamilton Oaks               $11,421,432    $ 2,175,000    $12,325,000     $   174,211
Associates LLC...........
Residential/Commercial
Brockton, Massachusetts

Highland Street             $   800,000    $   156,000    $   634,085     $   249,166
Apartments, L.P..........
Residential Apartments
Lowell, Massachusetts

Linhart L.P..............   $ 1,700,000    $   385,000    $ 1,540,000     $   827,181
Residential/Commercial
Newton, Massachusetts

Middlesex Apartments        $ 1,300,000    $    37,700    $   161,012     $   239,535
L.P......................
Residential Apartments
Newton, Massachusetts

Nashoba Apartments          $ 1,013,067    $    79,650    $   284,548     $   696,458
L.P......................
Residential Apartments
Acton, Massachusetts

140 North Beacon L.P.....   $ 4,500,000    $   936,000    $ 3,762,013     $ 1,240,352
Residential/Commercial
Boston, Massachusetts

Oak Ridge Apartments        $ 1,953,938    $   135,300    $   406,544     $ 1,076,585
L.P......................
Residential Apartments
Foxboro, Massachusetts


                                        GROSS AMOUNT AT
                                WHICH CARRIED AT CLOSE OF PERIOD
                           ------------------------------------------

                                           BUILDINGS                      ACCUMULATED        DATE
                              LAND       IMPROVEMENTS       TOTALS      DEPRECIATION(3)    ACQUIRED
                           -----------   -------------   ------------   ---------------   ----------
Avon Street Apartments     $    62,700    $ 1,259,884    $  1,322,584     $ 1,013,084     Sept. 1977
L.P......................
Residential Apartments
Malden, Massachusetts
Boylston Downtown L.P....  $ 2,112,000    $12,146,949    $ 14,258,949     $ 2,949,484      July 1995
Residential/Commercial
Boston, Massachusetts
Brookside Associates       $   684,000    $ 3,192,029    $  3,876,029     $   177,997      Oct. 2000
LLC......................
Residential Apartments
Woburn, Massachusetts
Clovelly Apartments        $   177,610    $ 1,948,645    $  2,126,255     $ 1,598,801     Sept. 1977
L.P......................
Residential Apartments
Nashua, New Hampshire
Coach L.P................  $   140,600    $   907,241    $  1,047,841     $   674,992     Sept. 1977
Residential Apartments
Acton, Massachusetts
Commonwealth 1137 L.P....  $   342,000    $ 1,745,387    $  2,087,387     $   444,268      July 1995
Residential Apartments
Boston, Massachusetts
Commonwealth 1144 L.P....  $ 1,410,000    $ 6,470,749    $  7,880,749     $ 1,790,457      July 1995
Residential Apartments
Boston, Massachusetts
East Hampton L.P.........  $   394,011    $ 2,476,874    $  2,870,885     $ 1,091,477     Sept. 1984
Strip Shopping Mall
East Hampton, Connecticut
Executive Apartments       $    91,400    $ 1,670,299    $  1,761,699     $ 1,289,132     Sept. 1977
L.P......................
Residential Apartments
Framingham, Massachusetts
Hamilton Oaks              $ 2,175,000    $12,499,211    $ 14,674,211     $ 1,423,984      Dec. 1999
Associates LLC...........
Residential/Commercial
Brockton, Massachusetts
Highland Street            $   156,000    $   883,251    $  1,039,251     $   282,569      Dec. 1996
Apartments, L.P..........
Residential Apartments
Lowell, Massachusetts
Linhart L.P..............  $   385,000    $ 2,367,181    $  2,752,181     $   721,873      Jan. 1995
Residential/Commercial
Newton, Massachusetts
Middlesex Apartments       $    37,700    $   400,547    $    438,247     $   229,439     Sept. 1977
L.P......................
Residential Apartments
Newton, Massachusetts
Nashoba Apartments         $    79,650    $   981,006    $  1,060,656     $   592,118     Sept. 1977
L.P......................
Residential Apartments
Acton, Massachusetts
140 North Beacon L.P.....  $   936,000    $ 5,002,365    $  5,938,365     $ 1,281,777      July 1995
Residential/Commercial
Boston, Massachusetts
Oak Ridge Apartments       $   135,300    $ 1,483,129    $  1,618,429     $   908,383     Sept. 1977
L.P......................
Residential Apartments
Foxboro, Massachusetts

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2.  RENTAL PROPERTIES (CONTINUED)

                                                                              COST
                                                 INITIAL COST TO          CAPITALIZED
                                                 PARTNERSHIPS(1)           SUBSEQUENT
                                           ---------------------------         TO
                           ENCUMBRANCES                                  ACQUISITION(2)
                              (FIRST                       BUILDINGS     --------------
                            MORTGAGES)        LAND       IMPROVEMENTS     IMPROVEMENTS
                           -------------   -----------   -------------   --------------
Olde English                $ 1,850,000    $    46,181    $   878,323     $   386,737
Apartments L.P...........
Residential Apartments
Lowell, Massachusetts

Redwood Hills L.P........   $ 4,750,000    $ 1,200,000    $ 4,810,604     $ 1,349,497
Residential Units
Worcester, Massachusetts

River Drive L.P..........   $ 1,850,000    $    72,525    $   587,777     $ 1,082,073
Residential Apartments
Danvers, Massachusetts

Staples Plaza............   $ 4,845,814    $ 3,280,000    $ 4,920,000     $     6,075
Strip Mall
Framingham, Massachusetts

WCB Associates LLC.......   $ 5,078,337    $ 1,335,000    $ 7,565,501     $    95,480
Residential Apartments
Brockton, Massachusetts

Westgate Apartments LLC..   $11,468,071    $   461,300    $ 2,424,636     $ 4,864,893
Residential Apartments
Woburn, Massachusetts

Condominium Units........   $        --    $    27,164    $   311,527     $   (40,621)
Residential Units
Massachusetts
                            -----------    -----------    -----------     -----------

                            $79,613,051    $15,741,141    $64,037,025     $20,640,223
                            ===========    ===========    ===========     ===========


                                        GROSS AMOUNT AT
                                WHICH CARRIED AT CLOSE OF PERIOD
                           ------------------------------------------

                                           BUILDINGS                      ACCUMULATED        DATE
                              LAND       IMPROVEMENTS       TOTALS      DEPRECIATION(3)    ACQUIRED
                           -----------   -------------   ------------   ---------------   ----------
Olde English               $    46,181    $ 1,265,060    $  1,311,241     $   994,278     Sept. 1977
Apartments L.P...........
Residential Apartments
Lowell, Massachusetts
Redwood Hills L.P........  $ 1,200,000    $ 6,160,101    $  7,360,101     $ 1,722,656      July 1995
Residential Units
Worcester, Massachusetts
River Drive L.P..........  $    72,525    $ 1,669,850    $  1,742,375     $ 1,070,766     Sept. 1977
Residential Apartments
Danvers, Massachusetts
Staples Plaza............  $ 3,280,000    $ 4,926,075    $  8,206,075     $   426,255       May 1999
Strip Mall
Framingham, Massachusetts
WCB Associates LLC.......  $ 1,335,000    $ 7,660,981    $  8,995,981     $   889,758      Dec. 1999
Residential Apartments
Brockton, Massachusetts
Westgate Apartments LLC..  $   461,300    $ 7,289,529    $  7,750,829     $ 4,661,169     Sept. 1977
Residential Apartments
Woburn, Massachusetts
Condominium Units........  $    27,164    $   270,906    $    298,070     $   242,574        Various
Residential Units
Massachusetts
                           -----------    -----------    ------------     -----------
                           $15,741,141    $84,677,248    $100,418,389     $26,477,291
                           ===========    ===========    ============     ===========

----------------------------------

(1) The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2) Net of retirements, which are not significant.

(3) In 2001, rental properties were depreciated over the following estimated useful lives:

    ASSETS                                         LIFE
    ------                                      -----------
    Buildings and Improvements................  10-31 years
    Other Categories of Assets................   5-10 years

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 2.  RENTAL PROPERTIES (CONTINUED)

    A reconciliation of rental properties and accumulated depreciation is as follows:

                                                    DECEMBER 31,
                                     ------------------------------------------
                                         2001           2000           1999
                                     ------------   ------------   ------------
Rental Properties
  Balance, Beginning...............  $ 97,864,134   $103,822,885   $ 70,530,006
  Additions:
    Buildings, improvements and
      other assets.................     2,802,942      5,349,330     33,855,292
                                     ------------   ------------   ------------
                                      100,667,076    109,172,215    104,385,298
Deduct:
  Write-off of retired or disposed
    assets.........................       248,687     11,308,081        562,413
                                     ------------   ------------   ------------
Balance, Ending....................  $100,418,389   $ 97,864,134   $103,822,885
                                     ============   ============   ============
Accumulated Depreciation
  Balance, Beginning...............  $ 22,557,098   $ 22,548,592   $ 19,661,624
  Add:
    Depreciation for the year......     4,168,880      4,302,306      3,304,010
                                     ------------   ------------   ------------
                                       26,725,978     26,850,898     22,965,634
Deduct:
  Accumulated depreciation of
    retired or disposed assets.....       248,687      4,293,800        417,042
                                     ------------   ------------   ------------
Balance, Ending....................  $ 26,477,291   $ 22,557,098   $ 22,548,592
                                     ============   ============   ============

NOTE 3.  RELATED PARTY TRANSACTIONS

    The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $1,155,521, $1,076,807 and $819,929 in 2001, 2000 and 1999, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was a mortgage servicing fee of $122 and $325 paid in 2000 and 1999.

    The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2001, 2000 and 1999, approximately $643,000, $656,000 and $939,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $196,000, $275,000 and $505,000 was capitalized in 2001, 2000 and 1999 in rental properties. Included in the 2001 expenses referred to above, approximately $194,000 is recorded in repairs and maintenance, $191,000 in administrative expense, and $62,000 in renting expense. Included in the 2000 expenses referred to above, approximately $138,000 is recorded in repairs and maintenance, $199,000 in administrative expense, and $44,000 in renting expense. Included in the 1999 expenses referred to above, approximately $192,000 is recorded in repairs and maintenance, $215,000 in

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 3.  RELATED PARTY TRANSACTIONS (CONTINUED)
administrative expense, and $27,000 in renting expense. Additionally in 2001, 2000 and 1999, the Partnership paid to the management company $80,000, $74,700 and $65,000, respectively, for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at December 31, 2001 and 2000 is $155,206 and $138,753 due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property, only to the extent that total commissions do not exceed 3%. In connection with the sale of the Lewiston Mall Shopping Center in 2000, the Partnership paid a commission of $153,000 to the management company.

    In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $50,000, $42,500 and $32,650 in 2001, 2000 and 1999, respectively.

    Included in prepaid expenses and other assets were amounts due from related parties of $1,038,081, $1,036,639, and $937,157 at December 31, 2001, 2000 and
1999, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

    On November 8, 2001, the Partnership, the majority shareholder of the General Partner and the President of the management company formed a Limited Liability Company to purchase a 40-unit apartment building in Cambridge, Massachusetts. The ownership percentages are 50%, 47 1/2% and 2 1/2%, respectively. As part of this transaction, the Partnership advanced funds in excess of its 50% interest and received interest income on this excess, at 8%. This interest income totaled $30,003 in 2001.

    On December 22, 1999, the Partnership borrowed $750,000 from the majority shareholder of the General Partner. This amount was paid directly to the seller of the Hamilton Oaks Apartments in Brockton, Massachusetts (see Note 2). This unsecured 10% note was due on December 22, 2001 or could be prepaid without penalty. On April 6, 2000, this note was paid in full. Interest expense on this note was $20,000 and $2,083 for the period ending December 31, 2000 and 1999, respectively.

NOTE 4.  OTHER ASSETS

    Included in prepaid expenses and other assets at December 31, 2001 and 2000 is approximately $552,311 and $349,000, respectively, held in escrow to pay future capital improvements.

    Financing and leasing fees of $816,414 and $879,247 are net of accumulated amortization of $1,157,600 and $983,363 in 2001 and 2000, respectively.

NOTE 5.  MORTGAGES PAYABLE AND EXTRAORDINARY ITEM

    At December 31, 2001 and 2000, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in
Note 2. At December 31, 2001, the interest rate on these loans ranged from 6.52% to 8.78%, payable in monthly installments aggregating approximately $600,000, including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The majority of the mortgages are subject to prepayment penalties. See Note 12 for fair value information.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 5.  MORTGAGES PAYABLE AND EXTRAORDINARY ITEM (CONTINUED)
    The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

    Approximate annual maturities are as follows:

2002--current maturities....................................  $   816,000
2003........................................................      881,000
2004........................................................      949,000
2005........................................................   13,066,000
2006........................................................      770,000
Thereafter..................................................   63,131,000
                                                              -----------
                                                              $79,613,000
                                                              ===========

    During 2000, eleven of the Partnerships' mortgages were refinanced and two new mortgages were incurred on previously debt-free property. The total of the 13 new mortgages is approximately $33,650,000; the repaid mortgages totaled approximately $24,000,000. The new mortgages mature in 2010 and 2011 and require interest only, at rates from 7.63% to 8.46%. The repaid mortgages had interest rates ranging from 8.25% to 9.25% and were to mature in 2005. As a result of this new financing, the Partnership has recorded an extraordinary charge in 2000 of approximately $1,592,000, inclusive of prepayment penalties of $1,255,000 and the expensing of previously deferred financing costs of $337,000. New deferred financing fees of approximately $369,000 will be amortized over the 10-year maturities of the new mortgages, using the interest rate method.

    In April 2001, the Partnership obtained a one-year line of credit in the amount of $12,000,000, secured by the property located at 62 Boylston Street. At December 31, 2001, the Partnership had not drawn on the line. If the Partnership draws on this line, the existing mortgage of approximately $7,300,000 will be paid in full from cash reserves. The Partnership informed the lender that a renewal of this line of credit, effective for April 2002, will not be requested.

NOTE 6.  ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

    The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits. Security deposits are held by another entity owned by the majority shareholder of the General Partner (see Note 3).

NOTE 7.  PARTNERS' CAPITAL

    The Partnership has two categories of Limited Partners (Class A and B) and one category of General Partner (General Partner). Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1%, respectively, of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.

    The Partnership declared distributions of $17.70 per unit in 2001, $14.70 per unit in 2000 and $13.20 per unit in 1999. The 1999 distribution included a special dividend of $3.50 per unit paid in March 1999. The 2000 distribution included a special dividend of $4.00 per unit, paid in March 2000. In
February 2002, the Partnership voted to change its dividend policy from semi-annual to quarterly and declared a quarterly dividend of $6.40 per unit, payable on March 31, 2002.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 7.  PARTNERS' CAPITAL (CONTINUED)
    The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
Earnings per Depositary Receipt:
  Income before extraordinary item.....................   $3.84      $4.27      $2.11
  Net income...........................................   $3.84      $3.35      $2.11

NOTE 8.  TREASURY UNITS

    Treasury units at December 31, 2001 are as follows:

Class A.....................................................  5,681
Class B.....................................................  1,228
General Partnership.........................................     64
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

    The Partnership has committed, subject to final approvals, to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. The total cost of these units will be approximately $3,500,000, to be funded from cash reserves.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 10.  RENTAL INCOME

    In 2001, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 9% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                                COMMERCIAL
                                                              PROPERTY LEASES
                                                              ---------------
2002........................................................    $ 2,028,000
2003........................................................      2,017,000
2004........................................................      1,867,000
2005........................................................      1,496,000
2006........................................................      1,282,000
Thereafter..................................................      8,496,000
                                                                -----------
                                                                $17,186,000
                                                                ===========

    The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals were approximately $461,000, $1,039,000 and $933,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

    Rents receivable are net of allowances for doubtful accounts of $77,752, $249,332 and $149,386 at December 31, 2001, 2000 and 1999, respectively.

NOTE 11.  CASH FLOW INFORMATION

    During the year ended December 31, 2001, 2000 and 1999, cash paid for interest was $6,450,342, $6,351,413, and $4,862,468, respectively.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

    Cash and cash equivalents, other assets, investment in partnerships, accounts payable, and advance rents and security deposits: Fair value approximates the carrying value of such assets and liabilities.

    Mortgage notes payable: Fair value is generally based on estimated future cash flows discounted using the quoted market rate for an independent source of similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

                                              AT DECEMBER 31, 2001        AT DECEMBER 31, 2000
                                            -------------------------   -------------------------
                                             CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            -----------   -----------   -----------   -----------
Mortgage notes payable....................  $79,613,051   $83,864,053   $80,368,031   $80,368,031

NOTE 13.  TAXABLE INCOME AND TAX BASIS

    Taxable income reportable by the Partners is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 13. TAXABLE INCOME AND TAX BASIS (CONTINUED) allowances. Taxable income is approximately $500,000 greater than statement income because of depreciation differences, non-deductible allowances and an increase in tenants' prepaid rental deposits. The cumulative tax basis of the Partnership's real estate at December 31, 2001 is approximately $1,900,000 greater than the statement basis.

NOTE 14.  SUBSEQUENT EVENT

    In March 2002, the Partnership signed a purchase and sale agreement to acquire a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership will assume a first mortgage of approximately $3,800,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in 2007. The seller is financing $1,750,000 at a rate of 6%, interest only, for 5 years. The balance of $1,650,000 will be funded from cash reserves. The completion of this transaction is dependent on the assumption of the first mortgage and receipt of acceptable inspections and other due diligence reports.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           THREE MONTHS ENDED
                                  --------------------------------------------------------------------
                                  MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                     2001         2001          2001            2001          TOTAL
                                  ----------   ----------   -------------   ------------   -----------
Revenues........................  $6,714,053   $6,831,834    $7,108,272      $7,366,175    $28,020,334
Expenses........................   5,372,152    5,437,660     5,602,856       5,609,554     22,022,222
                                  ----------   ----------    ----------      ----------    -----------
Income from Operations..........   1,341,901    1,394,174     1,505,416       1,756,621      5,998,112
Other Income....................     212,028      154,917       140,247         141,652        648,844
                                  ----------   ----------    ----------      ----------    -----------
Net Income......................  $1,553,929   $1,549,091    $1,645,663      $1,898,273    $ 6,646,956
                                  ==========   ==========    ==========      ==========    ===========
Net Income per Unit.............  $     8.97   $     8.94    $     9.50      $    10.96    $     38.37
                                  ==========   ==========    ==========      ==========    ===========
Net Income per Depositary
  Receipt.......................  $      .90   $      .89    $      .95      $     1.10    $      3.84
                                  ==========   ==========    ==========      ==========    ===========

                                                           THREE MONTHS ENDED
                                  --------------------------------------------------------------------
                                  MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                     2000         2000          2000            2000          TOTAL
                                  ----------   ----------   -------------   ------------   -----------
Revenues........................  $6,436,245   $6,529,212    $6,432,015      $6,436,259    $25,833,731
Expenses........................   5,545,494    5,332,520     5,264,923       5,291,098     21,434,035
                                  ----------   ----------    ----------      ----------    -----------
Income from Operations..........     890,751    1,196,692     1,167,092       1,145,161      4,399,696
Gain on the Sale of Real
  Estate........................           0      662,781             0       1,867,119      2,529,900
Other Income....................      47,114       43,305       175,876         197,224        463,519
                                  ----------   ----------    ----------      ----------    -----------
Net Income Before Extraordinary
  Item..........................     937,865    1,902,778     1,342,968       3,209,504      7,393,115
Extraordinary Loss on
  Extinguishment of Debt........          --     (116,213)   (1,476,055)             --     (1,592,268)
                                  ----------   ----------    ----------      ----------    -----------
Net Income (Loss)...............  $  937,865   $1,786,565    $ (133,087)     $3,209,504    $ 5,800,847
                                  ==========   ==========    ==========      ==========    ===========
Per Unit
  Income before extraordinary
    item........................  $     5.41   $    10.98    $     7.75      $    18.53    $     42.67
  Extraordinary item............          --        (0.67)        (8.52)             --          (9.19)
                                  ----------   ----------    ----------      ----------    -----------
  Net income....................  $     5.41   $    10.31    $    (0.77)     $    18.53    $     33.48
                                  ==========   ==========    ==========      ==========    ===========
Per Depositary Receipt
  Income before extraordinary
    item........................  $     0.54   $     1.10    $     0.78      $     1.85    $      4.27
  Extraordinary item............          --        (0.07)        (0.85)             --          (0.92)
                                  ----------   ----------    ----------      ----------    -----------
  Net income....................  $     0.54   $     1.03    $    (0.08)     $     1.85    $      3.35
                                  ==========   ==========    ==========      ==========    ===========

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

                                                       Dated: March 29, 2002

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ RONALD BROWN                     President and Director of the
     -------------------------------------------         General Partner (Principal    March 29, 2002
                    Ronald Brown                         Executive Officer)

                                                       Treasurer and Director of the
                  /s/ HAROLD BROWN                       General Partner (Principal
     -------------------------------------------         Financial Officer and         March 29, 2002
                    Harold Brown                         Principal Accounting
                                                         Officer)

                /s/ GUILLIAEM AERTSEN
     -------------------------------------------       Director of the General         March 29, 2002
                  Guilliaem Aertsen                      Partner

                                 EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION OF EXHIBIT
-----------             ----------------------
  (3)                   Second Amended and Restated Contract of Limited
                        Partnership.(1)

  (4)                   (a) Specimen certificate representing Depositary
                        Receipts.(2)

                        (b) Description of rights of holders of Partnership securities.*

                        (c) Deposit Agreement, dated August 12, 1987, between the
                           General Partner and the First National Bank
                        of Boston.(3)

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