Form 10-Q
period 2002-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2002-05-15
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended      March 31, 2002    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from _____________________ to ________________________

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


         Indicate by check / / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No
                                              ---     ---

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001                                       1


                  Consolidated Statements of Income for the
                  Three Months Ended March 31, 2002
                  and March 31, 2001                                          2

                  Consolidated Statement of Changes in Partners'
                  Capital                                                     3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 and
                  March 31, 2001                                              4

                  Notes to Financial Statements                               5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 13

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                          17


                          PART II - OTHER INFORMATION

SIGNATURES                                                                   18

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,
                                                                           2002             DECEMBER 31,
                                                                       (UNAUDITED)              2001
                                                                       -----------          -----------

ASSETS
Rental Properties                                                      $73,262,667          $73,941,098
Cash and Cash Equivalents                                               18,298,886           16,690,943
Rents Receivable                                                           554,122              513,181
Real Estate Tax Escrows                                                    287,473              332,282
Prepaid Expenses and Other Assets                                        2,183,581            2,190,978
Investment in Partnership                                                1,558,749            1,944,060
Financing and Leasing Fees                                                 789,845              816,414
                                                                       -----------          -----------
     TOTAL ASSETS                                                      $96,935,323          $96,428,956
                                                                       ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                                      $79,410,799          $79,613,051
Accounts Payable and Accrued Expenses                                    1,036,522            1,163,606
Advance Rental Payments and Security Deposits                            3,211,214            3,171,127
                                                                       -----------          -----------
     Total Liabilities                                                  83,658,535           83,947,784

Commitments and Contingent Liabilities (Note 9)

Partners'  Capital
   173,252 units outstanding in 2002 and 2001                           13,276,788          12,481,172
                                                                       -----------         -----------
    TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $96,935,323         $96,428,956
                                                                       ===========         ===========

See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                          March 31,
                                                                        (Unaudited)
                                                                    2002            2001
                                                                 ----------      ----------
Revenue
  Rental income                                                  $7,355,909      $6,651,487
  Laundry and sundry income                                          57,639          62,566
                                                                 ----------      ----------
                                                                  7,413,548       6,714,053
                                                                 ----------      ----------
Expense
 Administrative                                                     369,656         300,832
 Depreciation and amortization                                    1,065,050       1,033,607
 Interest                                                         1,611,746       1,616,955
 Management fees                                                    300,454         273,151
 Operating                                                          726,598         882,561
 Renting                                                             64,965          26,310
 Repairs and maintenance                                            681,094         629,794
 Taxes and insurance                                                751,076         608,942
                                                                 ----------      ----------
                                                                  5,570,639       5,372,152
                                                                 ----------      ----------
Income from Operations                                            1,842,909       1,341,901
                                                                 ----------      ----------

Other Income (Loss)
  Interest income                                                    66,304         212,028
  (Loss) from investment in partnership                              (5,808)              0
                                                                 ----------      ----------
                                                                     60,496         212,028
                                                                 ----------      ----------
Net Income                                                        1,903,405       1,553,929
                                                                 ==========      ==========

Net Income per Unit                                                 $ 10.98         $  8.97
                                                                    =======         =======
Weighted Average Number
   of Units Outstanding                                             173,252         173,252
                                                                    =======         =======

See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                            Limited
                               ---------------------------------           General
                                 Class A               Class B             Partnership              Total
                               -----------           -----------           -----------           -----------
Balance, January 1, 2001       $ 7,113,724           $ 1,692,964           $    89,132           $ 8,895,820

Distribution to Partners        (1,535,991)             (364,798)              (19,200)           (1,919,989)

Net Income                       1,243,143               295,247                15,539             1,553,929
                               -----------           -----------           -----------           -----------
Balance, March 31, 2001        $ 6,820,876           $ 1,623,413           $    85,471           $ 8,529,760
                               ===========           ===========           ===========           ===========

Units authorized and
  Issued, net of 6,973
  Treasury Units at
  March 31, 2001                   138,602                32,918                 1,732               173,252
                               ===========           ===========           ===========           ===========

Balance, January 1, 2002       $ 9,982,006           $ 2,374,180           $   124,986           $12,481,172

Distribution to Partners          (886,231)             (210,480)              (11,078)           (1,107,789)

Net Income                       1,522,723               361,647                19,035             1,903,405
                               -----------           -----------           -----------           -----------
Balance, March 31, 2002        $10,618,498           $ 2,525,347           $   132,943           $13,276,788
                               ===========           ===========           ===========           ===========

Units authorized and
  Issued, net of
  6,973 Treasury Units at
  March 31, 2002                   138,602               32,918                  1,732               173,252
                               ===========           ===========           ===========           ===========

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                                             (Unaudited)
                                                                        2002              2001
                                                                     ------------      -----------
Cash Flows from Operating Activities
   Net income                                                        $  1,903,405      $ 1,553,929
                                                                     ------------      -----------
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                        1,065,050         1,033,607
   Loss from investment in joint venture                                    5,808                 0
Change in assets and liabilities
  (Increase) in rents receivable                                          (40,941)          (21,390)
  (Increase) in financing and leasing fees                                (15,867)          (60,337)
  (Decrease) in accounts payable                                         (127,084)         (127,341)
  (Increase) decrease in real estate tax escrow                            44,809            (5,209)
   Decrease in prepaid expenses and other assets                            7,397            53,610
  Increase in advance rental payments and security deposits                40,087            24,989
                                                                     ------------      ------------
  Total Adjustments                                                       979,259           897,929
                                                                     ------------      ------------
Net cash provided by operating activities                               2,882,664         2,451,858
                                                                     ------------      ------------
Cash Flows from Investing Activities
  Distribution from Partnership                                           379,503                 0
  Purchase and improvement of rental properties                          (344,183)         (303,285)
                                                                     ------------      ------------
Net cash  provided by (used in) investing activities                       35,320          (303,285)
                                                                     ------------      ------------
Cash Flows from Financing Activities
  Principal payments of mortgages payable                                (202,252)         (187,638)
  Distributions to partners                                            (1,107,789)       (1,919,989)
                                                                     ------------      ------------
Net cash (used in) financing activities                                (1,310,041)       (2,107,627)
                                                                     ------------      ------------
Net Increase in Cash and Cash Equivalents                               1,607,943            40,946

Cash and Cash Equivalents, at beginning of year                        16,690,943        14,478,972
                                                                     ------------      ------------
Cash and Cash Equivalents, at end of year                             $18,298,886      $ 14,519,918
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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the limited liability company formed in November 2001, in which the Partnership has a 50% interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in its fifty-percent owned investment Partnership using the equity method.

ACCOUNTING ESTIMATES: The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

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

SEGMENT REPORTING: Operating segments are revenue-producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as a single segment.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME: Comprehensive income is defined as changes in partners' equity exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2002 and 2001, other than net income as reported.

INCOME PER UNIT: Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income per unit is the same as diluted net income per unit.

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' properties are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2002 or 2001. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At March 31, 2002, substantially all of the Partnerships' cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.18% to 1.44%. At March 31, 2002 and 2001, approximately $17,997,000 and $14,320,000 of cash and cash equivalents exceeded federally insured amounts.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $17,399 and $15,729 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 2--RENTAL PROPERTIES

As of March 31, 2002, the Partnership and its Subsidiary Partnerships owned 2,123 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex and one condominium unit in a separate residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of March 31, 2002, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut and Framingham, Massachusetts. These properties are referred to collectively as the "Commercial Properties."

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--RENTAL PROPERTIES (CONTINUED)

Rental properties consist of the following:

                                                        MARCH 31,            DECEMBER 31,             USEFUL
                                                          2002                   2001                  LIFE
                                                       -----------            -----------           -----------
Land, improvements, and parking lots                   $16,186,985            $16,185,485           10-31 years
Buildings and improvements                              78,792,939             78,671,755           15-31 years
Kitchen cabinets                                         1,692,391              1,646,814            5-10 years
Carpets                                                  1,629,557              1,578,655            5-10 years
Air conditioning                                           184,735                184,735            7-10 years
Laundry equipment                                           44,588                 43,802             5-7 years
Elevators                                                  177,972                175,557              20 years
Swimming pools                                              84,048                 80,198              10 years
Equipment                                                1,162,150              1,082,807             5-7 years
Motor vehicles                                              90,543                 90,543               5 years
Fences                                                      55,254                 39,654            5-10 years
Furniture and fixtures                                     607,072                584,046             5-7 years
Smoke alarms                                                54,338                 54,338             5-7 years
                                                       -----------            -----------
                                                       100,762,572            100,418,389
Less accumulated depreciation                           27,499,905             26,477,291
                                                       -----------            -----------
                                                       $73,262,667            $73,941,098
                                                       ===========            ===========

In March 2002, the Partnership signed a purchase and sale agreement to acquire a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership will assume a first mortgage of approximately $3,800,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in 2007. The seller is financing $1,750,000 at an interest rate of 6%, interest only, for 5 years. The balance of $1,650,000 will be funded from cash reserves. The completion of this transaction is dependent on the assumption of the first mortgage and receipt of acceptable inspections and other due diligence reports.

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $300,454 and $273,151 for the three months ended March 31, 2002 and 2001, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was no mortgage servicing fee paid in the year ended December 31, 2001 or the three months ended March 31, 2002.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2002 and 2001 approximately $162,000 and $172,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $44,000 and $30,000 was capitalized during the three months ended March 31, 2002 and 2001 in rental properties. Included in the 2002 expenses referred to above, approximately $71,000 is recorded in repairs and maintenance and $47,000 in administrative expense. Included in the 2001 expenses referred to above, approximately $58,000 is recorded in

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

repairs and maintenance, $43,000 in administrative expense, and $41,000 in renting expense. Additionally in each of the quarters ended March 31, 2002 and 2001 the Partnership paid to the management company $20,000, for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at March 31, 2002 and December 31, 2001 is $157,035 and $155,206 due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property, only to the extent that total commissions do not exceed 3%. No commissions were paid during the three months ended March 31, 2002 or during the year ended December 31, 2001.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $12,500 for the three months ended March 31, 2002 and $50,000 for the year ended December 31, 2001.

Included in prepaid expenses and other assets were amounts due from related parties of $1,042,490 at March 31, 2002 and $1,038,081 at December 31, 2001,
respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

On November 8, 2001, the Partnership, the majority shareholder of the General Partner and the President of the management company formed a Limited Liability Company to purchase a 40-unit apartment building in Cambridge, Massachusetts. The ownership percentages are 50%, 47 1/2% and 2 1/2%, respectively. As part of this transaction, the Partnership advanced funds in excess of its 50% percent interest and received interest income on this excess, at 8%. A mortgage of approximately $8,000,000 was taken out on this property on December 27, 2001, and the funds in excess of the required equity were returned to the members in proportion to their ownership interest so their respective capital contributions are currently proportionate to their ownership interest. The interest income paid to the Partnership in 2001 was $30,003.

NOTE 4--OTHER ASSETS

Included in prepaid expenses and other assets at March 31, 2002 and December 31, 2001 is approximately $602,000 and $552,000, respectively, held in escrow to pay future capital improvements.

Financing and leasing fees of $789,845 and $816,414 are net of accumulated amortization of $1,200,000 and $1,157,600 at March 31, 2002 and December 31, 2001, respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--MORTGAGES PAYABLE

At March 31, 2002 and December 31, 2001, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2002, the interest rate on these loans ranged from 6.52% to 8.78 %, payable in monthly installments aggregating approximately $600,000, including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The majority of the mortgages are subject to prepayment penalties. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

                  2003-current maturities            $   832,000
                  2004                                   895,000
                  2005                                   971,000
                  2006                                13,004,000
                  2007                                   784,000
                  Thereafter                          62,925,000
                                                     -----------
                                                     $79,411,000
                                                     ===========

In April 2001, the Partnership obtained a one year line of credit in the amount of $12,000,000, secured by the Property located at 62 Boylston Street. At March 31, 2002, the Partnership had not drawn on the line. The Partnership informed the lender that a renewal of this line of credit, effective for April 2002, will not be requested.

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

In February 2002, the Partnership voted to change its dividend policy from semi-annual to quarterly and declared a quarterly dividend of $6.40 per unit, payable on March 31, 2002. On May 6, 2002, the Partnership declared a dividend of $6.40 per unit payable on June 30, 2002. The Partnership declared distributions of $17.70 per unit in 2001.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                           THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2002           2001
                                                         -----           -----
  Net income per Depository Receipt                      $1.10           $0.90
                                                         =====           =====

NOTE 8--TREASURY UNITS

Treasury units at March 31, 2002 are as follows:

Class A                             5,681
Class B                             1,228
General Partnership                    64
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

The Partnership has signed a purchase and sale agreement for the sale of a condominium in Brockton, Massachusetts. The sale price is $115,000 and the gain on the sale will be approximately $99,000. The sale should be complete in the second quarter of 2002.

         NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--RENTAL INCOME

During the three months ended March 31, 2002, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 9% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                                                   Commercial
                                                     Property
                                                       Leases
                                                  -----------
               2003                               $ 2,081,000
               2004                                 2,071,000
               2005                                 1,826,000
               2006                                 1,453,000
               2007                                 1,313,000
               Thereafter                           8,231,000
                                                  -----------
                                                  $16,975,000
                                                  ===========

The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals were approximately $122,000 for the three months ended March 31, 2002 and $461,000 for the year ended December 31, 2001, respectively.

Rents receivable are net of allowances for doubtful accounts of $131,146 and $77,752 at March 31, 2002 and December 31, 2001, respectively.

NOTE 11--CASH FLOW INFORMATION

During the three months ended March 31, 2002 and 2001, cash paid for interest was $1,589,271 and $1,603,886 respectively.

         NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                     At March 31, 2002                    At December 31, 2001
                              ------------------------------         ------------------------------
                                Carrying         Estimated             Carrying         Estimated
                                Amount           Fair Value            Amount           Fair Value
                              -----------        ------------        -----------       ------------
Mortgage notes payable        $79,410,799        $83,661,801         $79,613,051       $83,864,053


NOTE 13--TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $122,000 greater than statement income for the quarter ended March 31, 2002 and approximately $500,000 greater than statement income for the year ended December 31, 2001 because of depreciation differences, non-deductible allowances and an increase in tenants' prepaid rental deposits. The cumulative tax basis of the Partnership's real estate at March 31, 2002 is approximately $2,000,000 greater than the statement basis.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the securities laws. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Factors That May Affect Future Results" and elsewhere in this Report.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

The Partnership and its Subsidiary Partnerships earned income from operations of $1,842,909 during the three months ended March 31, 2002, compared to $1,341,901 for the three months ended March 31, 2001, an increase of $501,008. The primary factor contributing to the increase was the continued strength in the Partnership's residential real estate in the first quarter of 2002 compared to the prior year and an increase in rental rates at certain of the Partnership's properties.

The rental activity is summarized as follows:

                                       Occupancy Date
                       May 1, 2002                      May 4, 2001
--------------------------------------------------------------------------------
RESIDENTIAL
Units                     2,143                            2,143
Vacancies                    45                               29
Vacancy rate                2.1%                             1.4%
COMMERCIAL
Total square feet       137,775                          137,775
Vacancy                       0                            3,850
Vacancy rate                  0                              2.8%
--------------------------------------------------------------------------------
                              Rental Income (in thousands)
                          2002                              2001
--------------------------------------------------------------------------------
Total rents             $ 7,356                          $ 6,651
Residential percentage       91%                              91%
Commercial percentage         9%                               9%
Contingent rentals      $   122                          $   146

Rental income for the three months ended March 31, 2002 was $7,355,909 compared to $6,651,487 for the three months ended March 31, 2001, an increase of $704,422 (10%). This increase is primarily from the residential properties. Rental rates increased during 2001 offset by a slight increase in vacancy rates in 2002. During 2001, the Partnership completed significant improvements to 62 Boylston Street, 1144 Commonwealth Avenue Apartments and Westgate Apartments in Woburn which resulted in rental revenue increases at each of these properties of approximately 10-15%. Rental income from the Partnership's residential properties represent approximately 91% of total rental income at both March 31, 2001 and 2002.

Expenses for the three months ended March 31, 2002 were $5,570,639 compared to $5,372,152 for the three months ended March 31, 2001, an increase of $198,487 (4%). Administrative expenses increased $68,824 (23%) due to an increase in salaries and wages. Repairs and maintenance expenses increased $51,300 (8%) due to an increase in salaries for the maintenance staff as well as continued refurbishing of Partnership properties. Renting expenses increased $38,655 (146%) consisting entirely of real estate commissions paid by the Partnership. During the first quarter of 2001, the rental market was fairly strong and there was very little turnover of tenants. As a result, the tenant generally paid the rental commission. The rental market changed in 2002 resulting in higher tenant turnover and a slight increase in vacancies. In an effort to sustain occupancy levels, the Partnership began paying the rental commission in 2002. This has resulted in a significant increase in renting expenses in 2002. Taxes and insurance increased $142,134 (23%) due to increased real estate taxes and insurance premiums. Operating expenses decreased $155,963 (18%) due to decreased heating costs and snow removal costs due to a milder winter in 2002 compared to 2001.

Interest income decreased $145,724 (69%) due to a decline in the interest rates. Although the average cash balance available for investment has increased, the interest rates have dropped from 4-5% to 1-1.9%

As a result of the changes discussed above, net income for the three months ended March 31, 2002, was $1,903,405 compared to $1,553,929 for the three months ended March 31, 2001, an increase of $349,476 (22%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2002 and 2001 was the collection of rents.

The majority of cash and cash equivalents of $18,298,886 at March 31, 2002 and $16,690,943 at December 31, 2001 was held in interest-bearing accounts at creditworthy financial institutions. This increase of $1,607,943 at March 31, 2002 is summarized as follows:

                                                         Three months March 30,
                                                        2002                 2001
                                                     -----------         -----------

Cash provided by operating activities                $ 2,882,664         $ 2,451,858
Cash provided by (used in) investing activities           35,320            (303,285)
Cash (used in) financing activities                   (1,310,041)         (2,107,627)
                                                     -----------         -----------
Net increase in cash and cash equivalents            $ 1,607,943         $    40,946
                                                     ===========         ===========

The increase in cash provided by operating activities is primarily due to the increase in operating income before depreciation expense. The increase in cash from investing activities in 2002 is due to distributions relating to the Partnership's 50% investment in an LLC as described below. The net cash used in financing activities is due to dividend distributions to the Partners as well as mortgage debt payments.

In February 2002, the Partnership voted to change its dividend policy from a semi-annual to a quarterly distribution and declared a quarterly dividend of $6.40 per Unit, payable on March 31, 2002. On May 6, 2002, the Partnership declared a dividend of $6.40 per Unit payable on June 30, 2002. Total dividends paid in 2001 were $17.70 per Unit.

On November 8, 2001, a newly formed limited liability company in which the Partnership has a 50% ownership interest acquired a 40 unit residential property in Cambridge, Massachusetts. The remaining 50% ownership interest in this limited liability company is owned by Harold Brown and the President of The Hamilton Company, the entity which manages the Partnership's properties. The total purchase price was $11,265,000. At closing, the Partnership paid $8,265,000 which was more than its 50% ownership interest. However, upon the subsequent financing of the property, the Partnership received greater than 50% of the resulting funds so that the partner's capital contributions are now proportionate to their respective ownership interests.

During the three months ended March 31, 2002, the Partnership completed certain improvements to its properties at a total cost of $344,182. The most significant improvements were made at the following properties: $104,385 at 62 Boylston Street in Boston, Massachusetts; $69,907 at the Westgate Apartments in Woburn, Massachusetts; $21,963 at the Hamilton Oaks Apartments in Brockton, Massachusetts and $20,096 at the Clovelly Apartments in Nashua, New Hampshire.

In addition to the improvements made in the first quarter of 2002, the Partnership plans to invest approximately $3,249,000 in capital improvements in 2002. Approximately $1,717,000 is designated for 62 Boylston Street; approximately $271,000 is designated for Redwood Hills; approximately $250,000 is designated for 1144 Commonwealth Avenue; approximately $184,000 is designated for Hamilton Oaks and the balance is designated for various other residential properties. These improvements will be funded from escrow accounts established in connection with the refinancing of the applicable properties, as well as from the Partnership's cash reserves.

The Partnership intends to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. Presently, the Partnership has received approval from the conservation commission and is awaiting planning board approvals. The cost is estimated to be $3,500,000, which will be funded from cash reserves.

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

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). While forward looking statements reflect management's good-faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2002 and beyond.

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

     - The Partnership is subject to general economic risks affecting the real estate industry, such as dependence on tenants' financial condition and the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues.

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

The residential real estate market in the Greater Boston area softened during the fourth quarter of 2001 and the first quarter of 2002, and the Partnership anticipates the climate will remain the same in 2002. This may result in increases in vacancy rates and/or a reduction in some rents. Despite this change in the market, the Partnership does not foresee a significant effect on its cash flow. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations and to finance current and planned improvements to its properties.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, the Partnership and its Subsidiary Partnerships collectively have approximately $79,410,000 in long-term debt, all of which earns interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair values and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Factors that May Affect Future Results."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         May 15, 2002

                                    NEW ENGLAND REALTY ASSOCIATES
                                    LIMITED PARTNERSHIP

                                    By:   NEW REAL, INC.,
                                          its General Partner*

                                    By:  /s/ Ronald Brown
                                       ------------------
                                       Ronald Brown, President

                                       * Functional equivalent of Chief
                                         Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer.