Form 10-Q
period 2002-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2002-08-14
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 2002    OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the transition period from ______________________ to _______________________


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


         Indicate by an X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                       Page No.
Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001    1

                  Consolidated Statements of Income for the Three Months Ended
                  June 30, 2002 and June 30, 2001, and the Six Months Ended June 30,
                  2002 and June 30, 2001                                                   2

                  Consolidated Statement of Changes in Partners' Capital                   3

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2002 and June 30, 2001                                          4

                  Notes to Financial Statements                                            5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   13

Item 6.           Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                                20

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,                  DECEMBER 31,
                                                                        2002                        2001
                                                                    (UNAUDITED)
                                                                    -----------                 ------------
ASSETS
Rental Properties                                                   $ 80,844,433                 $73,941,098
Cash and Cash Equivalents                                             16,789,882                  16,690,943
Rents Receivable                                                         596,868                     513,181
Real Estate Tax Escrows                                                  336,560                     332,282
Prepaid Expenses and Other Assets                                      2,332,559                   2,190,978
Investment in Partnership                                              1,504,924                   1,944,060
Financing and Leasing Fees                                               806,046                     816,414
                                                                    ------------                 -----------
     TOTAL ASSETS                                                   $103,211,272                 $96,428,956
                                                                    ============                 ===========

LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                                   $ 84,578,053                 $79,613,051
Accounts Payable and Accrued Expenses                                  1,241,465                   1,163,606
Advance Rental Payments and Security Deposits                          3,353,912                   3,171,127
                                                                    ------------                 -----------
     Total Liabilities                                                89,173,430                  83,947,784

Commitments and Contingent Liabilities (Note 9)

Partners' Capital
   173,252 units outstanding in 2002 and 2001                         14,037,842                  12,481,172
                                                                    ------------                 -----------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $103,211,272                 $96,428,956
                                                                    ============                 ===========

See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 JUNE 30                               JUNE 30
                                         2002               2001               2002             2001
                                      ----------         ----------         -----------      -----------
Revenue
  Rental income                       $7,307,059         $6,763,514         $14,662,968      $13,415,001
  Laundry and sundry income               61,029             68,320             123,189          130,886
                                      ----------         ----------         -----------      -----------
                                       7,368,088          6,831,834          14,786,157       13,545,887
                                      ----------         ----------         -----------      -----------

Expense
 Administrative                          305,329            357,286             674,985          658,118
 Depreciation and amortization         1,178,960          1,070,992           2,244,010        2,104,599
 Interest                              1,633,160          1,634,105           3,244,906        3,251,060
 Management fees                         302,700            285,283             603,154          558,434
 Operating                               538,497            581,635           1,265,095        1,464,196
 Renting                                  80,065             28,413             145,030           54,723
 Repairs and maintenance                 867,343            878,201           1,548,437        1,507,995
 Taxes and insurance                     758,769            601,745           1,509,845        1,210,687
                                      ----------         ----------         -----------      -----------
                                       5,664,823          5,437,660          11,235,462       10,809,812
                                      ----------         ----------         -----------      -----------

Income from operations                 1,703,265          1,394,174           3,550,695        2,736,075
                                      ----------         ----------         -----------      -----------

Other Income (Loss)
  Interest income                         71,335            154,917             137,639          366,945
Income (loss) from investment in
  partnership and joint venture           (3,825)                 0              (9,633)               0
Gain on the sale of real estate           92,778                  0              92,778                0
                                      ----------         ----------         -----------      -----------
                                         160,288            154,917             220,784          366,945
                                      ----------         ----------         -----------      -----------
Net Income                            $1,863,553         $1,549,091         $ 3,771,479      $ 3,103,020
                                      ==========         ==========         ===========      ===========

Net Income per Unit                   $    10.76         $     8.94          $    21.77       $    17.91
                                      ==========         ==========         ===========      ===========
Weighted Average Number
   of Units Outstanding                  173,252            173,252             173,252          173,252
                                      ==========         ==========         ===========      ===========


See notes to consolidated financial statements.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)


                                             Limited
                                   -----------------------------        General
                                     Class A           Class B         Partnership         Total
                                   -----------        ----------       -----------      -----------
Balance, January 1, 2001           $ 7,113,724        $1,692,964        $ 89,132        $ 8,895,820

Distribution to Partners            (1,535,991)         (364,798)        (19,200)        (1,919,989)

Net Income                           2,482,416           589,574          31,030          3,103,020
                                   -----------        ----------        --------        -----------
Balance June 30, 2001              $ 8,060,149        $1,917,740        $100,962        $10,078,851
                                   ===========        ==========        ========        ===========
Units authorized and Issued,
net of 6,973 Treasury Units at
June 30, 2001                          138,602            32,918           1,732            173,252
                                   ===========        ==========        ========        ===========


Balance, January 1, 2002           $ 9,982,006        $2,374,180        $124,986        $12,481,172

Distribution to Partners            (1,771,847)         (420,814)        (22,148)        (2,214,809)

Net Income                           3,017,183           716,581          37,715          3,771,479
                                   -----------        ----------        --------        -----------
Balance June 30, 2002              $11,227,342        $2,669,947        $140,553        $14,037,842
                                   ===========        ==========        ========        ===========

Units authorized and Issued,
net of 6,973 Treasury Units at
June 30, 2002                          138,602            32,918           1,732            173,252
                                   ===========        ==========        ========        ===========

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                               June 30,
                                                                             (Unaudited)
                                                                        2002            2001
                                                                     -----------     -----------
Cash Flows from Operating Activities
   Net income                                                        $ 3,771,479     $ 3,103,020
                                                                     -----------     -----------
Adjustments to reconcile net income to net cash provided
 by operating activities
   Depreciation and amortization                                       2,244,010       2,104,599
   Gain on the sale of rental property                                   (92,778)             --
   Loss from investment in partnership and joint venture                   9,633              --
Change in assets and liabilities
  (Increase) in rents receivable                                         (83,687)       (155,824)
  (Increase) in financing and leasing fees                               (64,811)       (132,692)
  Increase (decrease) in accounts payable                                 77,859         324,577
  (Increase) decrease in real estate tax escrow                           (4,278)         (7,576)
  (Increase) decrease in prepaid expenses and other assets              (141,581)       (234,650)
  Increase in advance rental payments and security deposits              182,785         263,366
                                                                     -----------     -----------
  Total Adjustments                                                    2,127,152       2,161,800
                                                                     -----------     -----------
Net cash provided by operating activities                              5,898,631       5,264,820
                                                                     -----------     -----------
Cash Flows from Investing Activities
  Distribution from Partnership                                          429,503              --
  Purchase and improvement of rental properties                       (3,713,855)     (1,216,283)
  Net proceeds from the sale of rental property                          104,494              --
                                                                     -----------     -----------
Net cash  provided by (used in) investing activities                  (3,179,858)     (1,216,283)
                                                                     -----------     -----------
Cash Flows from Financing Activities
  Principal payments of mortgages payable                               (405,025)       (375,385)
  Distributions to partners                                           (2,214,809)     (1,919,989)
                                                                     -----------     -----------
Net cash provided by (used in) financing activities                   (2,619,834)     (2,295,374)
                                                                     -----------     -----------
Net Increase in Cash and Cash Equivalents                                 98,939       1,753.163
Cash and Cash Equivalents, at beginning of year                       16,690,943      14,478,972
                                                                     -----------     -----------
Cash and Cash Equivalents, at end of year                            $16,789,882     $16,232,135
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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the limited liability company formed in November 2001, in which the Partnership has a 50% interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in its 50% owned limited liability company using the equity method.

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME: Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2002 and 2001, other than net income as reported.

INCOME PER UNIT: Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income per unit is the same as diluted net income per unit.

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' properties are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2002 or 2001. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At June 30, 2002, substantially all of the Partnerships' cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.18% to 1.8%. At
June 30, 2002 and 2001, approximately $16,400,000 and $16,000,000 of cash and cash equivalents exceeded federally insured amounts.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $38,684 and $33,865 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 2--RENTAL PROPERTIES

As of June 30, 2002, the Partnership and its Subsidiary Partnerships owned 2,192 residential apartment units in 21 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of June 30, 2002, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut and Framingham, Massachusetts. These properties are referred to collectively as the "Commercial Properties."

On June 17, 2002, the Partnership purchased a 69 unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in 2007. The seller financed $1,726,898 at an interest rate of 6%, interest only, for 5 years. This seller financed note is collateralized by a mortgage on the previously unencumbered 19 condominium units described above. The balance of approximately $1,800,000 was funded from cash reserves.

On June 28, 2002, the Partnership sold a condominium unit located in Brockton, Massachusetts for $113,000. The net gain on the sale is $92,778 after deducting basis, a 3% sales commission to the management company (see Note 3), and other closing costs. The net cash flow to the Partnership was $104,494.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2--RENTAL PROPERTIES (CONTINUED)

Rental properties consist of the following:


                                                        JUNE 30,             DECEMBER 31,              USEFUL
                                                          2002                  2001                    LIFE
                                                      ------------           ------------            -----------
Land, improvements, and parking lots                  $ 17,721,662           $ 16,185,485            10-31 years
Buildings and improvements                              84,880,105             78,671,755            15-31 years
Kitchen cabinets                                         1,771,788              1,646,814             5-10 years
Carpets                                                  1,720,555              1,578,655             5-10 years
Air conditioning                                           217,372                184,735             7-10 years
Laundry equipment                                           49,577                 43,802              5-7 years
Elevators                                                  177,972                175,557               20 years
Swimming pools                                              84,048                 80,198               10 years
Equipment                                                1,984,301              1,082,807              5-7 years
Motor vehicles                                              90,543                 90,543                5 years
Fences                                                      57,229                 39,654             5-10 years
Furniture and fixtures                                     630,632                584,046              5-7 years
Smoke alarms                                                76,149                 54,338              5-7 years
                                                      ------------           ------------
                                                       109,461,933            100,418,389
Less accumulated depreciation                           28,617,500             26,477,291
                                                      ------------           ------------
                                                      $ 80,844,433           $ 73,941,098
                                                      ============           ============


NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity which is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $603,000 and $558,000 for the six months ended June 30, 2002 and 2001, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was no mortgage servicing fee paid in the year ended December 31, 2001 or the six months ended June 30, 2002.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2002 and 2001 approximately $369,000 and $324,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Approximately $155,000 and $98,000 was capitalized during the six months ended June 30, 2002 and 2001 in rental properties. Included in the 2002 expenses referred to above, approximately $118,000 is recorded in repairs and maintenance and $96,000 in administrative expense. Included in the 2001 expenses referred to above, approximately $95,000 is recorded in

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

repairs and maintenance, $91,000 in administrative expense, and $41,000 in renting expense. Additionally in each of the six months ended June 30, 2002 and 2001 the Partnership paid to the management company $40,000, for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at June 30, 2002 and December 31, 2001 is $149,784 and $155,206 due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property, only to the extent that total commissions do not exceed 3%. During the six months ended June 30, 2002, the Partnership paid a commission of $3,390 to the management company on the sale of the condominium in Brockton (see Note 2). No commissions were paid during the year ended December 31, 2001.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $25,000 for the six months ended June 30, 2002 and $50,000 for the year ended December 31, 2001.

Included in prepaid expenses and other assets were amounts due from related parties of approximately $1,078,000 at June 30, 2002 and approximately $1,038,000 at December 31, 2001, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

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


NOTE 4--OTHER ASSETS

Included in prepaid expenses and other assets at June 30, 2002 and December 31, 2001 is approximately $730,000 and $552,000, respectively, held in escrow to pay future capital improvements.

Financing and leasing fees of $806,046 and $816,414 are net of accumulated amortization of $1,232,779 and $1,157,600 at June 30, 2002 and December 31, 2001, respectively.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5--MORTGAGES PAYABLE

At June 30, 2002 and December 31, 2001, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2002, the interest rate on these loans ranged from 6.0% to 8.78%, payable in monthly installments aggregating approximately $632,000, including interest, to various dates through 2016. Although the majority of loans mature within ten years, they are being amortized on a basis between 25 and 27.5 years. The majority of the mortgages are subject to prepayment penalties. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

          2003-current maturities            $   905,000
          2004                                   969,000
          2005                                 3,540,000
          2006                                10,515,000
          2007                                 2,596,000
          Thereafter                          66,053,000
                                             -----------
                                             $84,578,000
                                             ===========


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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7--PARTNERS' CAPITAL

The Partnership has two categories of Limited Partnership units (Class A and B) and one category of General Partnership units (General Partner). Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1%, respectively, of the total units outstanding. All classes have equal profit-sharing and distribution rights in proportion to their ownership interests.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        -------------------
                                                        2002           2001
                                                        ----           ----
  Net Income per Depositary Receipt                     $2.18         $1.79
                                                        =====         =====


NOTE 8--TREASURY UNITS

Treasury units at June 30, 2002 are as follows:

Class A                       5,681
Class B                       1,228
General Partnership              64
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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10--RENTAL INCOME

During the six months ended June 30, 2002, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 9% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:


                                                    Commercial
                                                 Property Leases
                                                 ---------------
               2003                               $ 2,085,000
               2004                                 2,086,000
               2005                                 1,720,000
               2006                                 1,405,000
               2007                                 1,314,000
               Thereafter                           7,916,000
                                                  -----------
                                                  $16,526,000
                                                  ===========


The aggregate minimum future rental income does not include contingent rentals which may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals were approximately $321,000 for the six months ended June 30, 2002 and $461,000 for the year ended December 31, 2001, respectively.

Rents receivable are net of allowances for doubtful accounts of $199,122 and $77,752 at June 30, 2002 and December 31, 2001, respectively.


NOTE 11--CASH FLOW INFORMATION

During the six months ended June 30, 2002 and 2001, cash paid for interest was $3,199,500 and $3,216,000 respectively.

Non-cash investing and financing activities were as follows:


                                                                      6 Months Ended
                                                                      June 30, 2002
                                                                      --------------
         1st Mortgage assumed on Norwood acquisition                    $3,643,128
         Mortgage issued to seller of Norwood property                   1,726,898
                                                                        ----------
         Total non cash investing and financing activity                $5,370,026
                                                                        ==========

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


                                         At June 30, 2002                          At December 31, 2001
                                    ---------------------------                 ---------------------------
                                    Carrying         Estimated                  Carrying         Estimated
                                    Amount           Fair Value                 Amount           Fair Value
Mortgage notes payable              $84,578,053      $88,560,611                $79,613,051      $83,864,053


NOTE 13--TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $250,000 greater than statement income for the six months ended June 30, 2002 and approximately $500,000 greater than statement income for the year ended December 31, 2001 because of depreciation differences, non-deductible allowances and an increase in tenants' prepaid rental deposits. The cumulative tax basis of the Partnership's real estate at June 30, 2002 is approximately $2,200,000 greater than the statement basis.


NOTE 14--SUBSEQUENT EVENT - SALE OF EAST HAMPTOM LP SHOPPING MALL

On July 16, 2002, the Partnership executed a purchase and sale agreement for the sale of the East Hampton LP shopping mall located in East Hampton, Connecticut for $3,025,000. The completed sale is subject to inspections and other due diligence by the prospective buyer. The gain on the sale will be approximately $1,200,000 after deducting basis, a 3% sales commission to the management company (Note 3), and other estimated expenses of the sale. The net cash flow to the Partnership will be approximately $1,600,000 after payment of the existing mortgage and estimated selling expenses. For the year ended December 31, 2001, this property contributed approximately 2% of rental income and less than 1% of cash flow from operations.

Item 2-- MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

The Partnership and its Subsidiary Partnership earned income from operations of $1,703,265 during the three months ended June 30, 2002 compared to $1,394,174 for the three months ended June 30, 2001, an increase of $309,091 (22%). The primary factor contributing to the increase was the continued strength in the Partnership's residential real estate in the second quarter of 2002 compared to the prior year and an increase in rental rates at certain of the Partnership's properties.

The rental activity is summarized as follows:


                                                     Occupancy Date
                                      July 31,         December 31,           June 30,
                                       2002                2001                 2001
---------------------------------------------------------------------------------------------
Residential
Units.....................             2,211               2,143                2,143
Vacancies.................                42                  23                   39
Vacancy rate..............               1.9%                1.0%                 1.8%

Commercial
Total square feet.........           137,775             137,775              137,775
Vacancy...................                 0                   0                    0
Vacancy rate..............                 0                   0                    0
--------------------------------------------------------------------------------------------


                                         Rental Income (in thousands)
                                     2002                            2001
--------------------------------------------------------------------------------------------
Total rents.................      $  7,307                        $6,764
Residential percentage......            91%                           91%
Commercial percentage.......             9%                            9%
Contingent rentals..........      $    115                        $  124

Rental income for the three months ended June 30, 2002 was $7,307,059 compared to $6,763,514 for the three months ended June 30, 2001, an increase of $543,545 (8%). This increase is attributable to increases in rental rates at the Partnership's residential properties. Although the rental rates have remained relatively unchanged during the three months ended June 30, 2002, the Partnership is realizing the benefits of the rental rate increases from the third and fourth quarter of 2001. Vacancies remained relatively unchanged during the three month period ended June 30, 2002. Significant improvements were made in 2001 to the Partnership's properties at 62 Boylston Street and 1144 Commonwealth Avenue, both of which resulted in rental income increases in excess of 10%. Rental income from the Partnership's residential properties represent approximately 91% of total rental income at both June 30, 2001 and 2002.

Expenses for the three months ended June 30, 2002 were $5,664,823 compared to $5,437,660 for the three months ended June 30, 2001, an increase of $227,163 (4%). Renting expenses for 2002 have increased $51,652 (181%), substantially consisting of real estate commissions paid by the Partnership to unaffiliated parties. During the first six months of 2001, the rental real estate market was fairly strong and the Partnership paid less commissions than in 2002. The rental market has weakened in 2002 resulting in higher tenant turnover and a slight increase in vacancies. In an effort to sustain occupancy levels, commissions paid to unaffiliated leasing agents has increased. This has resulted in a significant increase in renting expenses in 2002. Taxes and insurance increased $157,024 (26%) due to increases in real estate taxes from reassessments and increased insurance premiums. Depreciation and amortization increased $107,968 (10%) due to ongoing capital improvements to the Partnership properties. Management fees increased $17,417 (6%) due to the increase in rental income. Operating expenses decreased $43,138 (7%) due to decreased heating oil costs and a milder winter in 2002 compared to 2001. Administrative expenses decreased $51,957 (14%) due to a decrease in professional fees. In 2001, the Partnership was involved in some special projects which resulted in higher legal fees in 2001. These projects were completed in 2001. Repairs and maintenance expenses remained relatively unchanged.

Interest income decreased $83,582 (54%) substantially due to a decline in the interest rates. The Partnership sold a condominium unit in June 2002 resulting in a gain of $92,778.

As a result of the changes discussed above, net income for the three months ended June 30, 2002 was $1,863,553 compared to $1,549,091 for the three months ended June 30, 2001, an increase of $314,462 (20%).

The Partnership and its Subsidiary Partnerships earned income from operations of $3,550,695 during the six months ended June 30, 2002 compared to $2,736,075 for the six months ended June 30, 2001, an increase of $814,620 (30%). For the six months ended June 30, 2002, rental income was $14,662,968 compared to $13,415,001 for the six months ended June 30, 2001, an increase of $1,247,967 (9%).

The following is a summary of the Partnership's rental income for the six months ended June 30, 2002 and 2001:


                                          RENTAL INCOME (IN THOUSANDS)
                                          ----------------------------
                                                Six Months Ended
                                                     June 30,
                                              2002            2001
                                              ----            ----
Total rents...........................       $14,663         $13,415
Residential percentage................            91%             91%
Commercial percentage.................             9%              9%
Contingent rentals....................       $   237         $   270

As demonstrated above, the primary source of the Partnership's revenue is from the residential properties. Rental rates in effect during the six months ended June 30, 2002 are higher than the comparable period and occupancy rates have remained relatively stable.

Expenses for the six months ended June 30, 2002 were $11,235,462 compared to $10,809,812 for the six months ended June 30, 2001, an increase of $425,650 (4%). The reasons for such increases are the same as discussed above. Major increases were: depreciation and amortization $139,411 (6%); taxes and insurance $299,158 (25%) and renting expenses $90,307 (6%). The increases were partially offset by a decrease in operating expenses of $199,101 (14%).

Included in other income for the six months ended June 30, 2002 is a gain of $92,778 on the sale of the condominium in Brockton, Massachusetts. Interest income decreased $229,306.

As a result of the changes discussed above, net income for the six months ended June 30, 2002 was $3,771,479 compared to $3,103,020 for the six months ended June 30, 2001, an increase of $668,459 (21%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2002 and 2001 was the collection of rents.

The majority of cash and cash equivalents of $16,789,882 at June 30, 2002 and $16,690,943 at December 31, 2001 was held in interest bearing accounts at credit worthy financial institutions.

This increase of $98,939 is summarized as follows:


                                                                Six months ended June 30,
                                                              2002                   2001
                                                           -----------            -----------
Cash provided by operating activities                      $ 5,898,631            $ 5,264,820
Cash (used in) investing activities                         (3,179,858)            (1,216,283)
Cash (used in) financing activities                         (2,619,834)            (2,295,374)
                                                           -----------            -----------
Net increase in cash and cash equivalents                  $    98,939            $ 1,753,163
                                                           ===========            ===========

The increase in cash provided by operating activities is primarily due to the increase in operating income before depreciation expense. The decrease in cash from investing activities is due to a reduction in cash reserves available for investment as a result of the acquisition of the rental property in Norwood, Massachusetts in June 2002 (discussed below) as well as the capital improvements to certain of the Partnership's properties. The decrease in cash used in financing activities is due to the dividend distribution and reduction in mortgage debt.

On June 17, 2002 the Partnership purchased a 69 unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in 2007. The seller financed $1,726,898 at an interest rate of 6%, interest only, for 5 years, which is secured by a mortgage on 19 condominium units owned by the Partnership. The balance of approximately $1,800,000 was funded from cash reserves.

On June 28, 2002, the Partnership sold a condominium located in Brockton, Massachusetts for $113,000. The net gain on the sale was $92,778 and the net cash flow to the Partnership was $104,494.

In February 2002, the Partnership voted to change its dividend policy from a semi-annual to a quarterly distribution and declared a quarterly dividend of $6.40 per Unit, payable on March 31, 2002 and June 30, 2002. Total dividends paid in 2001 were $17.70 per unit.

On November 8, 2001, the Partnership, the major shareholder of the General Partner and the President of the management company formed a limited liability company to purchase a 40-unit residential property in Cambridge, Massachusetts. The ownership percentages are 50%, 47 1/2%, and 2 1/2%, respectively. As part of this transaction, the Partnership initially advanced funds in excess of its 50% interest and received interest income on this excess, at 8%. This interest income totaled $30,003 in 2001. The excess amount was repaid to the Partnership upon the closing of new financing for this property in 2001, so no such interest will be received in 2002.

During the six months ended June 30, 2002, the Partnership completed certain improvements to their properties at a total cost of approximately $1,597,000. The most significant improvements were made at the following properties:
$1,207,613 at 62 Boylston Street in Boston, Massachusetts; $55,075 at the North Beacon Street Apartments in Brighton, Massachusetts; $53,177 at Redwood Hills Apartments in Worcester, Massachusetts; and $48,236 at the Hamilton Oaks Apartments in Brockton, Massachusetts. Additionally, the Partnership has expended approximately $90,000 on pre-construction costs associated with the Westgate Apartments expansion.

In addition to the improvements made to date in 2002, the Partnership plans to invest approximately $2,000,000 in capital improvements during the balance of 2002, the majority of which will be spent at 62 Boylston Street. These improvements will be funded from escrow accounts established in connection with the refinancing of the applicable properties, as well as from the Partnership's cash reserves.

The Partnership intends to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. Presently the Partnership has received approval from the conservation commission and is awaiting planning board approvals. The cost is estimated to be $3,500,000, which will be funded from cash reserves.

On July 16, 2002, the Partnership executed a purchase and sale agreement for the sale of the East Hampton LP shopping mall located in East Hampton, Connecticut for $3,025,000. The completed sale is subject to inspections and other due diligence by the prospective buyer. The gain on the sale will be approximately $1,200,000 after deducting basis, a 3% commission to the management company (Note 3), and other estimated expenses of the sale. The net cash flow to the Partnership will be approximately $1,600,000 after payment of the existing mortgage and estimated selling expenses. For the year ended December 31, 2001, this property contributed approximately 2% of rental income and less than 1% of cash flow from operations.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). While forward looking statements reflect management's good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2002 and beyond.

Along with risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, some factors that could cause the Partnership's actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include but are not limited to the following:

         o The Partnership depends on the real estate markets where its properties are located and these markets may be adversely affected by local economic and market conditions, which are beyond the Partnership's control.

         o The Partnership is subject to general economic risks affecting the real estate industry, such as dependence on tenant's financial condition and the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues.

         o The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions.

         o The Partnership may fail to identify, acquire, construct, or develop additional properties; may develop properties that do not produce a desired yield on invested capital; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

         o Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.

         o Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities, although management is not aware of any material environmental liabilities at this time.

         o Market interest rates could adversely affect the market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.

The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act. The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future. This may result in increases in vacancy rates and/or a reduction in some rents. Despite this change in the market, the Partnership does not foresee a significant effect on its cash flow. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations and to finance current and planned improvements to its properties.

Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing existing properties if the Partnership's cash reserves are insufficient to repay existing mortgages or if the Partnership need additional funds for future acquisitions.


Item 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, the Partnership and its subsidiary Partnerships collectively have approximately $84,578,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."


Item 6--EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2002

                                             NEW ENGLAND REALTY ASSOCIATES
                                             LIMITED PARTNERSHIP

                                             By: NEW REAL, INC.,
                                                 its General Partner*


                                             By: /s/ Ronald Brown
                                                 -----------------------
                                                 Ronald Brown, President


                                           * Functional equivalent of Chief
                                             Executive Officer, Principal
                                             Financial Officer and Principal
                                             Accounting Officer