Form 10-Q
period 2002-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2002-11-14
CIK 746514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002   OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check | | whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No | |

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                          Page No.

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.....................     1

         Consolidated Statements of Income for the Three Months Ended September 30, 2002
         and September 30, 2001, and the Nine Months Ended September 30, 2002 and September 30, 2001....     2

         Consolidated Statement of Changes in Partners' Capital for the Nine Months Ended
         September 30, 2002 and September 30, 2001......................................................     3

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002
         and September 30, 2001.........................................................................     4

         Notes to Financial Statements..................................................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................    22

Item 4.  Controls and Procedures........................................................................    23

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................    24

Item 2.  Changes in Securities and Use of Proceeds......................................................    24

Item 3.  Defaults Upon Senior Securities................................................................    24

Item 4.  Submission of Matters to a Vote of Security Holders............................................    24

Item 5.  Other Information..............................................................................    24

Item 6.  Exhibits and Reports on Form 8-K...............................................................    24

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2002             2001
                                                                   (Unaudited)
                                                                  --------------   --------------
                             ASSETS
Rental Properties                                                 $   80,543,183   $   73,941,098
Cash and Cash Equivalents                                             16,736,662       16,690,943
Rents Receivable                                                         582,107          513,181
Real Estate Tax Escrows                                                  365,399          332,282
Prepaid Expenses and Other Assets                                      2,610,550        2,190,978
Investment in Partnership                                              1,474,087        1,944,060
Financing and Leasing Fees                                               779,519          816,414
                                                                  --------------   --------------
     TOTAL ASSETS                                                 $  103,091,507   $   96,428,956
                                                                  ==============   ==============

                LIABILITIES AND PARTNERS' CAPITAL
Mortgages Payable                                                 $   84,357,697   $   79,613,051
Accounts Payable and Accrued Expenses                                  1,144,281        1,163,606
Advance Rental Payments and Security Deposits                          3,258,444        3,171,127
                                                                  --------------   --------------
     Total Liabilities                                                88,760,422       83,947,784

Commitments and Contingent Liabilities (Note 9)

Partners'  Capital
173,252 units outstanding in 2002 and 2001                            14,331,085       12,481,172
                                                                  --------------   --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $  103,091,507   $   96,428,956
                                                                  ==============   ==============

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                             2002            2001           2002            2001
                                                         ------------    ------------   ------------    ------------
Revenues
 Rental income                                           $  7,375,399    $  7,030,896   $ 22,038,367    $ 20,445,897
 Laundry and sundry income                                     59,645          77,376        182,834         208,262
                                                         ------------    ------------   ------------    ------------
                                                            7,435,044       7,108,272     22,221,201      20,654,159
                                                         ------------    ------------   ------------    ------------
Expenses
 Administrative                                               363,632         311,379      1,038,617         969,497
 Depreciation and amortization                              1,219,903       1,110,676      3,463,913       3,215,275
 Interest                                                   1,716,630       1,639,766      4,961,536       4,890,826
 Management Fees                                              310,048         296,708        913,202         855,142
 Operating                                                    515,050         497,470      1,780,145       1,961,666
 Renting                                                      136,468          40,042        281,498          94,765
 Repairs and maintenance                                    1,058,351       1,051,620      2,606,788       2,559,615
 Taxes and insurance                                          756,161         655,195      2,266,006       1,865,882
                                                         ------------    ------------   ------------    ------------
                                                            6,076,243       5,602,856     17,311,705      16,412,668
                                                         ------------    ------------   ------------    ------------
Income from Operations                                      1,358,801       1,505,416      4,909,496       4,241,491
                                                         ------------    ------------   ------------    ------------

Other Income (Loss)
 Interest income                                               72,300         140,247        209,939         507,192
 (Loss) from investment in joint venture                      (30,837)              0        (40,470)              0
 Gain on the sale of real estate                                    0               0         92,778               0
                                                         ------------    ------------   ------------    ------------
                                                               41,463         140,247        262,247         507,192
                                                         ------------    ------------   ------------    ------------
Net Income                                               $  1,400,264    $  1,645,663   $  5,171,743    $  4,748,683
                                                         ============    ============   ============    ============
Net Income per unit                                      $       8.08    $       9.49   $      29.85    $      27.40
                                                         ============    ============   ============    ============
Net Income per Depositary Receipts                       $        .81    $        .95   $       2.99    $       2.74
                                                         ============    ============   ============    ============

Weighted Average Number of Units Outstanding                  173,252         173,252        173,252         173,252
                                                         ============    ============   ============    ============

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                           Limited
                                                ----------------------------      General
                                                  Class A          Class B      Partnership        Total
                                                ------------    ------------    ------------    ------------
Balance, January 1, 2001                        $  7,113,724    $  1,692,964    $     89,132    $  8,895,820

Distribution to Partners                          (2,449,283)       (581,705)        (30,616)     (3,061,604)

Net Income                                         3,798,946         902,250          47,487       4,748,683
                                                ------------    ------------    ------------    ------------
Balance, Sept. 30, 2001                         $  8,463,387    $  2,013,509    $    106,003    $ 10,582,899
                                                ============    ============    ============    ============

Units authorized and Issued, net of 6,973
 Treasury Units at Sept. 30, 2001                    138,602          32,918           1,732         173,252
                                                ============    ============    ============    ============

Balance, January 1, 2002                        $  9,982,006    $  2,374,180    $    124,986    $ 12,481,172

Distribution to Partners                          (2,657,464)       (631,148)        (33,218)     (3,321,830)

Net Income                                         4,137,394         982,631          51,718       5,171,743
                                                ------------    ------------    ------------    ------------
Balance, Sept. 30, 2002                         $ 11,461,936    $  2,725,663    $    143,486    $ 14,331,085
                                                ============    ============    ============    ============

Units authorized and Issued, net of 6,973
 Treasury Units at Sept. 30, 2002                    138,602          32,918           1,732         173,252
                                                ============    ============    ============    ============

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                            (Unaudited)
                                                                                    ----------------------------
                                                                                        2002            2001
                                                                                    ------------    ------------
Cash Flows from Operating Activities
 Net income                                                                         $  5,171,743    $  4,748,683
                                                                                    ------------    ------------
Adjustments to reconcile net income to net cash provided by operating activities
 Depreciation and amortization                                                         3,463,913       3,215,275
 Gain on the sale of rental property                                                     (92,778)              0
 Loss from investments in partnership and joint venture                                   40,470               0
Change in assets and liabilities
 (Increase) in rents receivable                                                          (68,926)        (45,784)
 (Increase) in financing and leasing fees                                                (62,793)       (138,099)
 (Decrease) in accounts payable                                                          (19,325)        (45,196)
 Decrease (increase)in real estate tax escrow                                            (33,117)         43,321
 (Increase) in prepaid expenses and other assets                                        (419,572)       (630,497)
 Increase in advance rental payments and security deposits                                87,317         221,737
                                                                                    ------------    ------------
 Total Adjustments                                                                     2,895,189       2,620,757
                                                                                    ------------    ------------
Net cash provided by operating activities                                              8,066,932       7,369,440
                                                                                    ------------    ------------

Cash Flows from Investing Activities
 Distribution from Partnership                                                           429,503               0
 Purchase and improvement of rental properties                                        (4,608,000)     (2,192,248)
 Net proceeds from the sale of rental property                                           104,494               0
                                                                                    ------------    ------------
Net cash (used in) investing activities                                               (4,074,003)     (2,192,248)
                                                                                    ------------    ------------
Cash Flows from Financing Activities
 Principal payments of mortgages payable                                                (625,380)       (563,331)
 Distributions to partners                                                            (3,321,830)     (3,061,604)
                                                                                    ------------    ------------
Net cash (used in) provided by financing activities                                   (3,947,210)     (3,624,935)
                                                                                    ------------    ------------
Net Increase in Cash and Cash Equivalents                                                 45,719       1,552,257
Cash and Cash Equivalents, Beginning                                                  16,690,943      14,478,972
                                                                                    ------------    ------------
Cash and Cash Equivalents, Ending                                                   $ 16,736,662    $ 16,031,229
                                                                                    ============    ============

See notes to consolidated financial statements

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

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

ACCOUNTING ESTIMATES: The preparation of the financial statements, in conformity with accounting principles generally accepted in the United State of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

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

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME: Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2002 or 2001, other than net income as reported.

INCOME PER UNIT: Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit. (See note 7)

CONCENTRATION OF CREDIT RISKS AND FINANCIAL INSTRUMENTS: The Partnerships' properties are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2002 or 2001. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At September 30, 2002, substantially all of the Partnerships cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.44% to 1.86%. At September 30, 2002 and 2001 approximately $16,300,000 and $15,800,000 of cash and cash equivalents exceeded federally insured amounts.

ADVERTISING EXPENSE: Advertising is expensed as incurred. Advertising expense was $59,457 and $50,578 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 2--RENTAL PROPERTIES

As of September 30, 2002, the Partnership and its Subsidiary Partnerships owned 2,192 residential apartment units in 21 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of September 30, 2002, the Subsidiary Partnerships owned commercial shopping centers in East Hampton, Connecticut and Framingham, Massachusetts. These properties are referred to collectively as the "Commercial Properties."

On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in 2007. The seller financed $1,726,898 at an interest rate of 6%, interest only, for 5 years. This seller-financed note is collateralized by a mortgage on the previously unencumbered 19 condominium units described above. The balance of approximately $1,800,000 was funded from cash reserves.

On June 28, 2002, the Partnership sold a condominium unit located in Brockton, Massachusetts for $113,000. The net gain of the sale is $92,778 after deducting basis, a 3% sales commission to the management company (see Note 3), and other closing costs. The net cash flow to the Partnership was $104,494.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

Rental properties consist of the following:

                                                         September 30,   December 31,      USEFUL
                                                             2002            2001           LIFE
                                                         -------------   ------------   -------------
Land, improvements, and parking lots                     $  17,483,514   $ 16,185,485     10-31 years
Buildings and improvements                                  85,374,196     78,671,755     15-31 years
Kitchen cabinets                                             1,859,248      1,646,814      5-10 years
Carpets                                                      1,876,788      1,578,655      5-10 years
Air conditioning                                               218,193        184,735      7-10 years
Laundry equipment                                               49,577         43,802       5-7 years
Elevators                                                      204,822        175,557        20 years
Swimming pools                                                  86,048         80,198        10 years
Equipment                                                    2,043,487      1,082,807       5-7 years
Motor vehicles                                                  90,544         90,543         5 years
Fences                                                          57,229         39,654      5-10 years
Furniture and fixtures                                         698,135        584,046       5-7 years
Smoke alarms                                                    76,148         54,338       5-7 years
Deferred construction costs                                    238,148              0
                                                         -------------   ------------
                                                           110,356,077    100,418,389
Less accumulated depreciation                               29,812,894     26,477,291
                                                         -------------   ------------
                                                         $  80,543,183   $ 73,941,098
                                                         =============   ============

Included in rental properties is approximately $1,700,000 book value of the East Hampton Mall for which there is a sales agreement. (See Note 14).

NOTE 3--RELATED PARTY TRANSACTIONS

The Partnerships' properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $913,000 and approximately $855,000 for the nine months ended September 30, 2002 and 2001, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of property. There was no mortgage servicing fee paid in the year ended December 31, 2001 or the nine months ended September 30, 2002.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants, and contractors) to NERA. During the nine months ended September 30, 2002 and 2001, approximately $548,000 and $470,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2002 expenses referred to above, approximately $181,000 consisted of repairs and maintenance, $147,000 of administrative expense and approximately $220,000 of architectural services and supervision of capital projects was capitalized in rental properties. Of the 2001 expenses referred to above, approximately $140,000 is recorded in repairs and maintenance, $136,000 in administrative expense, approximately $62,000 in renting expense and approximately $132,000 of architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the nine months ended September 30, 2001 and 2000, the Partnership paid to the management company $60,000 for in-house accounting services, which were previously provided by an outside

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. During the nine months ended September 30, 2002 the Partnership paid a commission of $3,390 to the management company on the sale of the condominium in Brockton (See Note
2). No commissions were paid during the year ended December 31, 2001.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $37,500 during the nine months ended September 30, 2002 and $50,000 during the year ended December 31, 2001.

Included in prepaid expenses and other assets were amounts due from related parties of approximately $1,051,000 at September 30, 2002 and $1,038,000 at December 31, 2001 representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

On November 8, 2001, the Partnership, the majority shareholder of the General Partner and the President of the management company formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. The ownership percentages are 50%, 47 1/2% and 2 1/2%, respectively. As part of this transaction, the Partnership advanced funds in excess of its 50% interest and received interest on this excess at 8%. A mortgage of approximately $8,000,000 was taken out on this property on December 27, 2001, and the funds in excess of the required equity were returned to the members in proportion to their ownership interest so their respective capital contributions are currently proportionate to their ownership interest. The interest income paid to the Partnership in 2001 was $30,003.

NOTE 4--OTHER ASSETS

Included in prepaid expenses and other assets at September 30, 2002 and December 31, 2001 is approximately $786,000 and $552,000 respectively, held in escrow to pay future capital improvements.

Financing and leasing fees of $779,519 and $816,414 are net of accumulated amortization of $1,257,289 and $1,157,600 at September 30, 2002 and December 31, 2001, respectively.

NOTE 5--MORTGAGES PAYABLE

At September 30, 2002 and December 31, 2001, the mortgages payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2002 the interest rate on these loans ranged from 6.0% to 8.78%, payable in monthly installments aggregating approximately $632,000 including interest, to various dates through 2016. Although the majority of loans mature within ten years, pursuant to the applicable loan documents they are being amortized on a basis between 25 and 27.5 years and require "balloon" payments at the end of the ten-year maturity period. The majority of the mortgages are subject to prepayment penalties. See Note 12 for fair value information.

     NEW ENGLAND REALTY ASSOCIATED LIMITED PARTNERSHIP AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 2002
                             (Unaudited)


NOTE 5--MORTGAGES PAYABLE (CONTINUED)

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities at September 30, 2002 are as follows:

              2003--current maturities       $     918,000
              2004                                 988,000
              2005                              12,019,000
              2006                               1,992,000
              2007                               2,612,000
              Thereafter                        65,829,000
                                             -------------
                                             $  84,358,000
                                             =============

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

In February 2002, the Partnership voted to change its policy from semi-annual to a quarterly dividend and declared quarterly dividends of $6.40 per unit, payable on March 31, 2002, June 30, 2002 and September 30, 2002. The Partnership declared distributions of $17.70 per unit in 2001.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 Depositary Receipts. The following is information on the net income per Depositary Receipt:

                                                 Nine Months Ended
                                                    September 30,
                                              ------------------------
                                                 2002          2001
                                              -----------    ---------
Net Income per Depositary Receipt             $      2.99    $    2.74
                                              ===========    =========

In the third quarter of 2002, 216 units were exchanged for 2,160 depositary receipts.

       NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 8--TREASURY UNITS

Treasury units at September 30, 2002 are as follows:

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

The Partnership made commitments to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. The Partnership had estimated the total cost of these units to be approximately $3,500,000, and was initially to be funded from cash reserves. At September 30, 2002, management has decided to defer the project due to vacancies at the Westgate Apartments. The total costs incurred to date are approximately $238,000 and are included in rental properties as deferred construction costs.

NOTE 10--RENTAL INCOME

During the nine months ended September 30, 2002, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 9% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

                             COMMERCIAL
                              PROPERTY
                               LEASES
                            -------------
2003                        $   2,085,000
2004                            2,039,000
2005                            1,628,000
2006                            1,361,000
2007                            1,296,000
Thereafter                      7,598,000
                            -------------
                            $  16,007,000
                            =============

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges, and real estate taxes. Aggregate contingent rentals were approximately $483,000 and $461,000, for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

Rents receivable are net of allowances for doubtful accounts of $222,616 and $77,752 at September 30, 2002 and December 31, 2001, respectively. The allowance was $355,331 at September 30, 2001.

        NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 11--CASH FLOW INFORMATION

During the nine months ended September 30, 2002 and 2001 cash paid for interest was approximately $4,894,000 and $4,835,000, respectively.

Non-cash investing and financing activities were as follows:

                                                          9 Months Ended
                                                        September 30, 2002
                                                        ------------------
1st Mortgage assumed on Norwood acquisition                $  3,643,128
Mortgage issued to seller of Norwood property                 1,726,898
                                                           ------------
Total non cash investing and financing activity            $  5,370,026
                                                           ============

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

                                             At September 30, 2002               At December 30, 2001
                                         -----------------------------    ------------------------------
                                           Carrying        Estimated       Carrying         Estimated
                                            Amount         Fair Value       Amount          Fair Value
Mortgage note payable                    $  84,357,697    $ 88,223,847    $  79,613,051   $   83,864,053

NOTE 13--TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $325,000 greater than statement income for the nine months ended September 30, 2002 and approximately $500,000 greater than statement income for the year ended December 31, 2001 because of depreciation differences, non-deductible allowances and an increase in tenants' prepaid rental deposits. The cumulative tax basis of the Partnership's real estate at September 30, 2002 is approximately $2,500,000 greater than the statement basis.

        NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 14--SUBSEQUENT EVENT - SALE OF EAST HAMPTON LP SHOPPING MALL

The Partnership has executed a purchase and sale agreement for the sale of the East Hampton LP shopping mall located in East Hampton, Connecticut for $3,025,000. The gain on the sale will be approximately $1,200,000 after deducting basis, a 3% sales commission to the management company (Note 3), and other estimated expenses of the sale. The net cash flow to the Partnership will be approximately $1,600,000 after payment of the existing mortgage and estimated selling expenses. For the years ended December 31, 2001, this property contributed approximately 2% of rental income and less than 1% of cash flow from operations. The closing is scheduled for early December 2002 but may be extended until January 2003 at the buyer's option.

Rental income was approximately $130,000 and $388,000 for the three months and nine months ended September 30, 2002, respectively. Income from operations was approximately $36,000 and $88,000 for the three months and nine months ended September 30, 2002, respectively.

NOTE 15- NEW ACCOUNTING PRONOUNCEMENTS

The Partnership adopted Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard ("FAS") 144, "Accounting for the Impairment or Disposal of Long-lived Assets" on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires discontinued operations presentation for an operating property considered held for sale beginning on January 1, 2002. In accordance with FAS 144, the Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Partnership's adoption of FAS 144 will result in: (i) the presentation of net operating results of properties sold during 2002, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on the sale of operating properties sold, net of sale costs, as income from discontinued operations for the year 2002. Implementation of FAS 144 will only impact the income statement classification but will have no effect on the results of operations.

In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part the carrying amount of the long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership does not believe that FAS 143 will have a material impact on the Partnership financial position or results of operations.

       NEW ENGLAND REALTY ASSOCIATED LIMITED PARTNERSHIP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 15--NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2002, the FASB issued FAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction." FAS 145 eliminates extraordinary accounting treatment for or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of FAS 145 are effective for the Partnership with the beginning of fiscal year 2003; however early application of FAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoptions of FAS 145 would be reclassified in most cases following adoption. The Partnership does not anticipate a significant impact on their results of operations from adopting FAS 145.

In July 2002, the FASB issued FAS 146, "Accounting For Costs Associated With Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Company does not anticipate a significant impact on their results of operations from adopting FAS 146.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the securities law. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Factors That May Affect Future Results" and elsewhere in this Report.

The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's properties. Hamilton is a full service real estate management company, which has legal, construction, maintenance, architectural and administrative departments. The Partnership's properties represent approximately 33% of the total properties and 67% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the "Management Fee"). The
Partnership annually pays Hamilton the full Management Fee, in monthly installments.

Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 16.8% of the depositary receipts representing the Partnership's Class A Units (including depositary receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding capital stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and a director of NewReal, and Harold Brown is NewReal's Treasurer and also a director. Two of NewReal's other directors, Thomas Raffoul and Conrad DiGregorio, also own immaterial amounts of the Partnership's Class A Units.

Beyond the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership, and allows NewReal to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership's properties. In addition to the Management Fee, from time to time the Partnership pays Hamilton for repair and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rates charged to all entities managed by Hamilton, and management believes such rates are competitive in the market-place.

Hamilton provided approximately 5% of the repair and maintenance expense paid for by the Partnership in 2001, and approximately 8% of such expense paid for by the Partnership during the first nine months of 2002. Hamilton's maintenance department includes plumbers, electricians and carpenters, and has equipment for snow removal and fork lifts where necessary. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local independent companies.

Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provides approximately 67% of the legal services paid for by the Partnership in 2001, and approximately 62% of such services paid for by the Partnership during the first nine months of 2002.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project, and may be awarded the contract if its bid and its ability to successfully complete the project are appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2001 and during the first nine months of 2002, Hamilton provided all of the construction services and architectural services paid for by the Partnership.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 10 people. Hamilton currently charges the Partnership $80,000 per year for bookkeeping and accounting services.

For more information on related party transactions, see note 3 to the Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Consolidation: See note 1 to the financial statements, Principles of Consolidation.

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Partnership regularly and continually evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures. The Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.

Revenue Recognition: Revenues from rental property are recognized when due from tenants. Residential leases are generally for terms of one year and commercial leases are generally for five to ten years with renewal options at increased rents. Significant commercial leases with stepped increases over the term of the lease are recorded on the straight line basis.

Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation. Costs related to the acquisition, development, construction and improvement of properties are capitalized including interest, internal wages and benefits, real estate taxes and insurance. Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing.

Replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations are capitalized and depreciated over their estimated useful lives as follows:

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. In assessing estimated useful lives, the Partnership makes assumptions based on historical experience acquired from both within and outside the Partnership. These assumptions have a direct impact on the Partnership's net income.

Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs are expensed.

If there is an event or change in circumstances that indicates an impairment in the value of a property, our policy is to assess the impairment by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If the carrying value is in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value. The Partnership has not recognized an impairment loss since 1995.

With respect to investments in and advances to joint ventures, the Partnership looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge is recorded if the carrying value of the investment exceeds its fair value.

Legal Contingencies

We are subject to various legal proceedings and claims that arise, from time to time, in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is likely to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered likely can be difficult to determine.

Results of Operations

The following is a comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001.

The Partnership and its Subsidiary Partnerships earned income from operations of $1,358,801 during the three months ended September 30, 2002 compared to $1,505,416 for the three months ended September 30, 2001, a decrease of $146,615 (10%). This decrease in operating income is largely due to an increase in operating expenses and a leveling off of rental income. Due to a softening residential rental market, vacancies have increased and rental rates at many of the properties remained unchanged in the three months ended September 30, 2002.

The rental activity is summarized as follows:

                                                      Occupancy Date
                                -----------------------------------------------------------
                                November 11,     July 31,       March 4,      September 30,
                                    2002           2002          2002             2001
                                -----------------------------------------------------------
Residential
  Units.....................      2,211            2,211           2,143          2,143
  Vacancies................          71               42              23             30
  Vacancy rate............          3.2%             1.9%            1.1%           1.4%

Commercial
  Total square feet........     137,775          137,775         137,775        137,775
  Vacancy..................           0                0               0              0
  Vacancy rate.............           0                0               0              0

                          RENTAL INCOME (IN THOUSANDS)

                                                          Three Months Ended
                                                             September 30,
                                                        2002              2001
                                                        ----              ----
Total rents ................................           $7,375            $7,031
Residential percentage .....................               91%               91%
Commercial percentage ......................                9%                9%
Contingent rentals .........................           $  126            $  160

Rental income for the three months ended September 30, 2002 was $7,375,399 compared to $7,030,896 for the three months ended September 30, 2001, an increase of $344,503 (5%). The increase is due in large part to the acquisition of the Dean Street property in June 2002, which had rental income of approximately $220,000 for the three months ended September 30, 2002. The balance of the increase in rental income is due to higher rental rates in 2002 compared to the same period in 2001 partially offset by increased vacancies. The Partnership is offering incentives to prospective and renewing tenants to stay competitive in a relatively soft rental market.

Total expenses for the three months ended September 30, 2002 were $6,076,243 compared to $5,602,856 for the three months ended September 30, 2001, an increase of $473,387 (8%). Expenses related to the Dean Street acquisition represent approximately $210,000 of this increase. Unrelated to the acquisition of Dean Street, there was an increase in operating expenses of $265,491. The rental market has continued to weaken in the third quarter of 2002 resulting in higher tenant turnover and an increase in vacancies. In an effort to sustain occupancy levels, the Partnership's renting expenses increased $96,295 as a result of commissions paid to unaffiliated parties. During the first nine months of 2001, the rental real estate market was fairly strong and the Partnership paid less commissions than in 2002. Taxes and insurance increased $85,464 (13%) due to increases in real estate taxes from reassessments and increased insurance premiums. Depreciation and amortization increased $55,663 (5%) due to ongoing capital projects. Administrative expenses increased $31,245(11%) due to an increase in salaries and wages as well as professional fees.

The Partnership has a 50% ownership interest in a limited liability Partnership that owns a 40 unit residential property in Cambridge, Massachusetts. For the three months ended September 30, 2002, the Partnership's share of loss on this investment is $30,837 due to an increase in operating expenses and a decrease in rental rates. Repairs and maintenance expenses increased due to tenant turnover, and rental commissions totaling $9,000 were paid in the third quarter of 2002. This investment was made in November 2001 so the Partnership had no income or loss for the three months ended September 30, 2001. The property has a 5% vacancy rate at November 5, 2002.

Interest income decreased $67,947 (48%) due to a decline in interest rates in 2002.

As a result of the changes discussed above, net income for the three months ended September 30, 2002 was $1,400,264 compared to $1,645,663 for the three months ended September 30, 2001, a decrease of $245,399(15%). As a result of the negative impact discussed above and decreasing occupancy rates, excluding Dean Street and the gain on the sale of a condo in the second quarter, the profit for the three months ended September 30, 2002 is approximately $170,000 less than the second quarter of 2002. Management anticipates that operating profits in the foreseeable future will approximate those of the third quarter of 2002.

The following is a comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, rental income was $22,038,367 compared to $20,445,897 for the nine months ended September 30, 2001, an increase of $1,592,470 (8%). The Dean Street acquisition made in June 2002 represents approximately $255,000 of this increase. The property located at 62 Boylston Street had an increase of approximately $237,000(8%) due to major construction at this property in 2001 resulting in rental rate increases. Increases of approximately $215,000 (10%) at 1144 Commonwealth Avenue and approximately $21,000 (10%) at Highland Street Apartments are due to rental rate increases which took effect in the fourth quarter of 2001. The Partnership does not anticipate additional increases in the foreseeable future.

The following is a summary of the Partnership's rental income for the nine months ended September 30, 2002 and 2001:

                          RENTAL INCOME (IN THOUSANDS)

                                                  Nine Months Ended
                                                    September 30,
                                              2002               2001
                                              ----               ----
Total rents ..............................  $22,038            $20,446
Residential percentage ...................       91%                92%
Commercial percentage ....................        9%                 8%
Contingent rentals .......................  $   363            $   430

As indicated in the chart above, the Partnership has seen a slight shift in rental income with a decrease in revenue from residential properties due to increased vacancies. The average rental rates in 2002 are higher than 2001, however the Partnership anticipates that the average rental rates will remain unchanged for the foreseeable future.

Expenses for the nine months ended September 30, 2002 were $17,311,705 compared to $16,412,668 for the nine months ended September 30, 2001, an increase of $899,037(5%). The Dean Street acquisition represents approximately $255,000 of this increase. Unrelated to the purchase of Dean Street, operating expenses increased approximately $644,000. The most significant increases include renting expense of $186,470, taxes and insurance of approximately $384,000 and depreciation and amortization of $186,724. The reason for these increases is discussed above in the related section comparing three-month periods.

These increases were offset by a decrease in operating expenses of $216,052 due to a milder winter, and a decrease in interest expense of $34,334 on the existing properties due to a reduction in the principal balance.

Interest income was $209,939 for the nine months ended September 30, 2002, compared to $507,192 for the nine months ended September 30, 2001, a decrease of $297,253. This decrease is due to a decline in the interest rates.

Included in other income for the nine months ended September 30, 2002 is a gain of $92,778 on the sale of a condominium located in Brockton, Massachusetts and the loss on the investment in the joint venture was $40,470 for the nine months ended September 30, 2002.

As a result of the changes discussed above, net income for the nine months ended September 30, 2002 was $5,171,743 compared to $4,748,683 for the nine months ended September 30, 2001 an increase of $423,060 (9%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash during 2002 and 2001 was the collection of rents.

The majority of cash and cash equivalents of $16,736,662 at September 30, 2002 and $16,690,943 at December 31, 2001 was held in interest bearing accounts at credit worthy financial institutions.

This increase of $45,719 at September 30, 2002 is summarized as follows:

                                                   Nine Months Ended September 30,
                                                      2002              2001
                                                      ----              ----
Cash provided by operating activities ........     $ 8,066,932      $ 7,369,440
Cash (used in) investing activities ..........      (4,074,003)      (2,192,248)
Cash (used in) financing activities ..........      (3,947,210)      (3,624,935)
                                                   -----------      -----------
Net increase in cash and cash equivalents ....     $    45,719      $ 1,552,257
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

On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in 2007. The seller financed $1,726,898 at an interest rate of 6%, interest only, for 5 years, which is secured by a mortgage on 19 condominium units owned by the Partnership. The balance of approximately $1,800,000 was funded from cash reserves.

On June 28, 2002, the Partnership sold a condominium located in Brockton, Massachusetts for $113,000. The net gain on the sale was $92,778 and the net cash flow to the Partnership was

$104,494.


In February 2002, the Partnership voted to change its dividend policy from semi-annual to a quarterly distribution and declared a quarterly dividend of $6.40 per Unit($0.64 per depositary receipt), payable on March 31, 2002, June 30, 2002 and September 30, 2002. Total dividends paid in 2001 were $17.70 per unit ($1.77 per depositary receipt).

On November 8, 2001, the Partnership, the major shareholder of the General Partner and the President of The Hamilton Company, the company which manages the Partnership's Properties, formed a limited liability Partnership to purchase a 40-unit residential property in Cambridge, Massachusetts. The ownership percentages are 50%, 47 1/2% and 2 1/2%, respectively. As part of this transaction, the Partnership initially advanced funds in excess of its 50% interest and received interest income on this excess, at 8%. This interest income totaled $30,003 in 2001. The excess amount was repaid to the Partnership upon the closing of the new financing for this property in 2001.

During the nine months ended September 30, 2002, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,700,000. The most significant improvements were made at the following properties: $1,603,947 at 62 Boylston Street in Boston, Massachusetts; $126,816 at Clovelly Apartments in Nashua, New Hampshire; $100,951 at 1144 Commonwealth Avenue Apartments in Allston, Massachusetts; $89,082 at North Beacon Street Apartments in Brighton, Massachusetts; $80,238 at Redwood Hills Apartments in Worcester, Massachusetts and $78,437 at the Hamilton Oaks Apartments in Brockton, Massachusetts. All such improvements were funded from the Partnership's cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2002, the Partnership and its Subsidiary Partnerships plan to invest an additional $800,000 in capital improvements during 2002, the majority of which will be spent at 62 Boylston Street, Hamilton Oaks, and Redwood Hills. These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership's cash reserves.

The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

The Partnership had plans to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. As of September 30, 2002, the Partnership has put that project on hold due to the general softening of the residential rental market resulting in a decrease in occupancy rates at Westgate. The pre-construction costs incurred to date of approximately $238,000 of a projected total of $3,500,000 have been capitalized and included in rental properties. At this point, management is unsure when the project will commence.

In July 2002, the Partnership, through a subsidiary limited partnership, signed a purchase and sales agreement for the sale of the East Hampton shopping mall located in East Hampton, Connecticut for $3,025,000. The buyer has completed all inspections and the closing is scheduled for early December 2002 but may be deferred until January 2003 at the option of the buyer. The gain on the sale will be approximately $1,200,000 after deducting basis, a 3% commission to The Hamilton Company (see Note 3 to the Financial Statements), and other estimated expenses of the sale. The net cash to the Partnership will be approximately $1,600,000 after payment of the existing mortgage and estimated selling expenses. For the year ended December 31, 2001, this property contributed approximately 2% of rental income and less than 1% of cash flow from operations.

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

     The Partnership depends on the real estate markets where its properties are located and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership's control. In this vein, there has recently been news coverage regarding certain tenants rights groups advocating the reinstatement of rent control in the greater Boston area.

     The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenant's financial condition and the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues.

     The Partnership is subject to increases in heating and utility costs that my arise as a result of economic and market conditions.

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

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future. This may result in increases in vacancy rates and or/a reduction in some rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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


Item 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, the Partnership and its subsidiary Partnerships collectively have approximately $84,400,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results."

Item 4--CONTROLS AND PROCEDURES

The General Partner of the Partnership has within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(C) and 15d-14(C) under the Securities and Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are adequate. There has been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2002

                                         NEW ENGLAND REALTY ASSOCIATES
                                         LIMITED PARTNERSHIP

                                         By: NEW REAL, INC.,
                                             its General Partner*


                                         By: /s/  RONALD BROWN
                                            -----------------------------------
                                            Ronald Brown, President


                                         * Functional equivalent of Chief
                                           Executive Officer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer

                                                   CERTIFICATION

I, Ronald Brown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New England Realty Associates Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to a the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Ronald Brown
-------------------------------------
Ronald Brown,
President of NewReal Associates, Inc.
General Partner of the Partnership