Form 10-K
period 2002-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2003-03-31
CIK 746514

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-12138

New England Realty Associates Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2619298 (I.R.S. employer identification no.)
39 Brighton Avenue, Allston, Massachusetts (Address of principal executive offices)	02134 (Zip code)

Registrant's telephone number, including area code: (617) 783-0039

Securities registered pursuant to Section 12(b) of the Act:

Depositary Receipts (Title of each Class)	American Stock Exchange (Name of each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

Class A
Limited Partnership Units
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

        As of March 27, 2003, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $55,617,967 based on the average bid and asked price of the registrant's traded securities on such date.

PART I

ITEM 1.    BUSINESS

General

        New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), a Massachusetts Limited Partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the "Colonial Partnerships"), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984. While the Partnership terminates on December 31, 2017, the General Partner may extend, at its sole discretion, the termination date for an additional 40 years.

        The authorized capital of the Partnership is represented by three classes of partnership units ("Units"). There are two categories of limited partnership interests ("Class A Units" and "Class B Units") and one category of general partnership interests (the "General Partnership Units"). The Class A Units were issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Each Class A Unit is exchangeable for 10 publicly traded depositary receipts ("Receipts"), which are currently listed on the American Stock Exchange and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the "General Partner"). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest, and the General Partnership Units represent a 1% ownership interest.

        The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 23 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership's subsidiary limited partnerships and limited liability companies are each referred to as a "Subsidiary Partnership" and are collectively referred to as the "Subsidiary Partnerships".

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except that it owns a 50% interest in one of the Subsidiary Partnerships, a limited liability company (the "Investment LLC") that owns a 40-unit apartment building in Cambridge, Massachusetts (the "Investment Property"). The Partnership's interest in the Investment LLC is accounted for on the equity method of consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation". Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment LLC, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

        The long-term goals of the Partnership are to manage, rent and improve its properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties with low debt-to-equity ratios. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, distributed to the partners, or used for operating expenses or reserves, as determined by the General Partner.

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly-owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton

Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 79 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of March 6, 2003, the Partnership and its Subsidiary Partnerships owned 2,192 residential apartment units in 21 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). Further, the Partnership owns a 50% interest in the Investment Property through its membership in the Investment LLC. The Apartment Complexes, the Condominium Units and the Investment Property are located primarily in the greater metropolitan Boston, Massachusetts area.

        Additionally, as of March 6, 2003, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements included as a part of this Form 10-K.

        The Apartment Complexes, Investment Property, Condominium Units and Commercial Properties are referred to collectively as the "Properties."

        Harold Brown and, in certain cases, Ronald Brown, own or have owned interests in certain of the Properties and the Subsidiary Partnerships. See "Item 13. Certain Relationships and Related Transactions."

        In general, the Properties face no unusual competition. The Apartment Complexes, Condominium Units and the Investment Property must compete for tenants with other residential apartments and condominium units in the areas in which they are located. The Commercial Properties must compete for commercial tenants with other shopping malls and office buildings in the areas in which they are located. Thus, the level of competition at each Property depends on how many other similarly-situated properties are in its vicinity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results."

        The Second Amended and Restated Contract of Limited Partnership of the Partnership (the "Partnership Agreement") authorizes the General Partner to acquire real estate and real estate related investments from or in participation with either or both of Harold Brown and Ronald Brown, or their affiliates, upon the satisfaction of certain terms and conditions, including the approval of the Partnership's advisory committee and limitations on the price paid by the Partnership for such investments. The Partnership Agreement also permits the Partnership's limited partners and the General Partner to make loans to the Partnership, subject to certain limitations on the rate of interest that may be charged to the Partnership. Except for the foregoing, the Partnership does not have any policies prohibiting any limited partner, General Partner or any other person from having any direct or indirect pecuniary interest in any investment to be acquired or disposed of by the Partnership or in any transaction to which the Partnership is a party or has an interest in or from engaging, for their own account, in business activities of the types conducted or to be conducted by the Partnership. The General Partner is not limited in the number or amount of mortgages which may be placed on any Property, nor is there a policy limiting the percentage of Partnership assets which may be invested in any specific Property.

Recent Developments

        On June 28, 2002, the Partnership sold a condominium unit located in Brockton, Massachusetts for $113,000. The net taxable gain of the sale was $92,778 after deducting basis, a three percent (3%) sales commission paid to the management company and other closing costs. The net cash flow to the Partnership was $104,494.

        On December 16, 2002, the Partnership sold the East Hampton Mall located in East Hampton, Connecticut for $3,025,000. Net gain on the sale was $916,524 after deducting basis, mortgage prepayment penalties, a 3% sales commission paid to the management company and other closing costs. The net cash flow to the Partnership was $1,414,661 net of the mortgage payoff of $1,268,510.

        On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years, maturing in January 2008 and requiring a final "balloon" payment of approximately $3,300,000. The Partnership also borrowed $1,726,898 from the seller at an interest rate of 6%, for a term of five years—or a shorter period if the first mortgage is refinanced—with only accrued interest coming due during the term of the loan. The seller financing is not secured by a second mortgage on the Norwood property but rather by a mortgage on the 19 Condominium Units which were previously unencumbered. The balance of approximately $1,800,000 was funded from the Partnership's cash reserves.

        In 2002, the Partnership paid a distribution of $25.60 per Unit ($2.56 per Receipt) for a total payment of $4,428,083. In 2001, the Partnership paid a distribution of $17.70 per Unit ($1.77 per Receipt) for a total payment of $3,061,604.

        During 2002, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $4,060,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Avon Street and Clovelly Apartments, at a cost of approximately $2,233,000, $208,451 and $161,978, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Advisory Committee

        The Partnership has an advisory committee composed of three limited partners who are not general partners or affiliates of the Partnership. The advisory committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates and advise the General Partner on various other Partnership affairs. The advisory committee has no binding power except that it must approve certain investments and acquisitions by the Partnership from or with affiliates of the Partnership.

        Two members of the Advisory Committee were elected directors of the General Partner and appointed members of the General Partner's Audit Committee on March 11, 2002, and the third member was elected a director of the General Partner and appointed a member of the General Partner's Audit Committee on January 2, 2003. See "Item 10. Directors and Executive Officers of the Registrant."

ITEM 2.    THE PROPERTIES

        As of March 6, 2003, the Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units and the Commercial Properties. In addition, the Partnership owns a 50% interest in the Investment LLC, which owns the Investment Property.

        See also "Item 13. Certain Relationships and Related Transactions" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 21 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of March 6, 2002, the principal amount outstanding under any mortgages as of December 31, 2002, the fixed interest rates applicable to such mortgages and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2002	Maturity Date of Mortgage
Avon Street Apartments L.P. 130 Avon Street Malden, MA	66 units 0 three-bedrooms 30 two-bedrooms 33 one-bedrooms 3 studios	N/A $965-1,160 $760-1,070 $700-810	3	$1,631,885 8.78%	2005
Boylston Downtown L.P. 62 Boylston Street Boston, MA	269 units 0 three-bedrooms 0 two-bedrooms 53 one-bedrooms 216 studios	N/A N/A $860-1,900 $580-1,510	18	$7,093,866 8.38%	2005
Brookside Associates, LLC 5-7-10-12 Totman Road Woburn, MA	44 units 0 three-bedrooms 34 two-bedrooms 10 one-bedrooms 0 studios	N/A $950-1,320 $890-1,160 N/A	0	$2,000,000 7.63%	2011
Clovelly Apartments L.P. 160-170 Concord Street Nashua, NH	103 units 0 three-bedrooms 53 two-bedrooms 50 one-bedrooms 0 studios	N/A $750-1,200 $680-780 N/A	2	$2,200,000 8.44%	2010
Coach L.P. 53-55 Brook Street Acton, MA	48 units 0 three-bedrooms 24 two-bedrooms 20 one-bedrooms 4 studios	N/A $975-1,334 $780-1,020 $785-835	0	$1,500,000 8.46%	2010
Commonwealth 1137 L.P. 1131-1137 Commonwealth Ave. Allston, MA	35 units 28 three-bedrooms 5 two-bedrooms 1 one-bedrooms 1 studio	$1,380-2,200 $1,050-1,470 $540-540 $688-688	0	$1,800,000 8.44%	2010
Commonwealth 1144 L.P. 1144-1160 Commonwealth Ave. Allston, MA	261 units 0 three-bedrooms 11 two-bedrooms 108 one-bedrooms 142 studios	N/A $1,015-1,375 $835-1,250 $700-1,050	2	$7,500,000 8.44%	2010

Dean Street Associates, LLC 38-48 Dean Street Norwood, MA	69 units 0 three-bedrooms 66 two-bedrooms 3 one-bedrooms 0 studios	N/A $800-1,460 $950-1,100 N/A	3	$3,613,016 7.08%	2008
Executive Apartments L.P. 545-561 Worcester Road Framingham, MA	73 units 1 three-bedrooms 47 two-bedrooms 25 one-bedrooms 0 studios	1,350-1,350 $880-1,294 $880-1,055 N/A	5	$1,900,000 8.44%	2010
Hamilton Oaks Associates, LLC 30-50 Oak Street Extension 40-60 Reservoir Street Brockton, MA	268 units 0 three-bedrooms 97 two-bedrooms 158 one-bedrooms 13 studios	N/A $605-1,175 $800-975 $665-825	8	$11,319,558 7.84%	2009
Highland Street Apartments L.P. 38-40 Highland Street Lowell, MA	36 units 0 three-bedrooms 24 two-bedrooms 10 one-bedrooms 2 studios	N/A $670-860 $556-820 $640-650	0	$800,000 8.44%	2010
Linhart L.P. 4-34 Lincoln Street Newton, MA	9 units 0 three-bedrooms 0 two-bedrooms 6 one-bedrooms 3 studios	N/A N/A $875-1,000 $775-825	0	$1,700,000 8.46%	2010
Middlesex Apartments L.P. 132-144 Middlesex Road Newton, MA	18 units 18 three-bedrooms 0 two-bedrooms 0 one-bedrooms 0 studios	$720-2,500 N/A N/A N/A	0	$1,300,000 8.44%	2010
Nashoba Apartments L.P. 284 Great Road Acton, MA	32 units 0 three-bedrooms 32 two-bedrooms 0 one-bedrooms 0 studios	N/A $1,145-1,570 N/A N/A	2	$995,011 8.63%	2005
North Beacon 140 L.P. 140-154 North Beacon Street Brighton, MA	64 units 10 three-bedrooms 54 two-bedrooms 0 one-bedrooms 0 studios	$2,100-2,400 $1,550-2,100 N/A N/A	1	$4,500,000 8.44%	2010

Oak Ridge Apartments L.P. 135 Chestnut Street Foxboro, MA	61 units 42 three-bedrooms 19 two-bedrooms 0 one-bedrooms 0 studios	$1,015-1,371 $835-1,207 N/A N/A	0	$1,918,850 8.50%	2005
Olde English Apartments L.P. 703-718 Chelmsford Street Lowell, MA	84 units 0 three-bedrooms 47 two-bedrooms 30 one-bedrooms 7 studios	N/A $790-1,000 $790-950 $730-830	0	$1,850,000 8.44%	2005
Redwood Hills L.P. 376-384 Sunderland Road Worcester, MA	180 units 0 three-bedrooms 89 two-bedrooms 91 one-bedrooms 0 studios	N/A $835-1,200 $775-950 N/A	5	$4,750,000 8.44%	2010
River Drive L.P. 3-17 River Drive Danvers, MA	72 units 0 three-bedrooms 60 two-bedrooms 5 one-bedrooms 7 studios	N/A $920-1,060 $820-904 $760-820	0	$1,850,000 8.44%	2010
WCB Associates, LLC 10-70 Westland Street 985-997 Pleasant Street Brockton, MA	180 units 1 three-bedrooms 94 two-bedrooms 85 one-bedrooms 0 studios	$980-980 $734-995 $675-880 N/A	2	$5,011,821 6.52%	2008
Westgate Apartments, LLC 2-20 Westgate Drive Woburn, MA	220 units 0 three-bedrooms 110 two-bedrooms 110 one-bedrooms 0 studios	N/A $975-1,659 $890-1,370 N/A	2	$11,247,609 7.07%	2014

        See Note 5 to the Consolidated Financial Statements included as part of this Form 10-K for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the greater Boston, Massachusetts area.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units and the number of vacancies as of March 6, 2003.

Apartment Complex	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2002	Maturity Date of Mortgage
Riverside Apartments 8-20 Riverside Street Watertown, MA	19 units 0 three-bedrooms 12 two-bedrooms 5 one-bedrooms 2 studios	N/A $1,190-1,600 $900-1,125 $925-975	0	$1,726,898 6.00%	2007

Commercial Properties

        LINHART LP.    During 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,555 square feet of rentable commercial space. As of March 6, 2003, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $21.30. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        BOYLSTON DOWNTOWN LP.    During 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of March 6, 2003, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $23.08. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $19,000 per year through July, 2006. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        140 NORTH BEACON LP.    During 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,000 square feet of rentable commercial space. The property was fully rented as of March 6, 2003, and the average rent per square foot as of that date was $21.65. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        STAPLES PLAZA.    In May 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries a fixed interest rate of 8.00% and matures in the year 2016. As of December 31, 2002, the mortgage had an outstanding balance of $4,662,893. As of March 6, 2003, Staples Plaza was fully occupied, and the average net rent per square foot was $20.13.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of March 6, 2003, the commercial space was fully occupied, and the average rent per square foot was $11.00. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $25,000 per year through November, 2005. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

Investment Property

        345 FRANKLIN LLC.    In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts summarized as follows:

Apartment Complex	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2002	Maturity Date of Mortgage
345 Franklin LLC 335-355 Franklin Street Cambridge, MA	40 Units 0 three-bedrooms 39 two-bedrooms 1 one-bedroom 0 studios	N/A $1,800-2,475 $1,500 N/A	0	$8,114,096 6.90%	2014

        This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014.

        See "Item 13. Certain Relationships and Related Transactions" concerning current and former ownership interests held by related parties in certain of the above properties.

ITEM 3.    LEGAL PROCEEDINGS

        The Partnership, the Subsidiary Partnerships and their properties are not presently subject to any material litigation, and, to management's knowledge, there is not any material litigation presently threatened against them. The Partnership and Subsidiary Partnerships are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the limited partners of the Partnership during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Each Class A Unit is exchangeable, through Equiserve LP, the Partnership's Depositary Agent, for ten Depositary Receipts ("Receipts"). The Receipts are listed and publicly traded on the American Stock Exchange under the symbol "NEN". Prior to December 13, 2002, the Receipts were listed and publicly traded on NASDAQ under the symbol "NEWRZ". There has never been an established trading market for the Class B Units or General Partnership Units.

        In 2002, the high and low bid quotations for the Receipts were $65.00 and $30.15, respectively. The table below sets forth the high and low bids for each quarter of 2002 and 2001 and the distributions paid on the Partnership's depositary receipts:

	2002			2001
	Low Bid	High Bid	Distributions	Low Bid	High Bid	Distributions
First Quarter	$30.15	$37.25	$0.64	$17.25	$24.00	$1.11
Second Quarter	$36.01	$65.00	$0.64	$19.00	$23.95	$—
Third Quarter	$34.01	$43.96	$0.64	$22.25	$34.60	$0.66
Fourth Quarter	$34.86	$42.50	$0.64	$26.50	$31.55	$—

        These quotations reflect inter-dealer bids without retail markup, markdown, or commission and do not necessarily represent actual transactions.

        Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2002 and 2001, the Partnership made total distributions of $25.60 and $17.70 per Unit, respectively ($2.56 and $1.77 per Receipt, respectively). The total value of the distribution in 2002 was $4,428,083, and the total value for 2001 was $3,061,604. In February 2003, the Partnership declared a quarterly distribution of $6.60 per Unit ($0.66 per Receipt) and a special one-time distribution of $3.00 per Unit ($0.30 per Receipt), payable on March 31, 2003.

        In 2002 and 2001, respectively, taxable income, excluding capital gains, was approximately $50,000 and $500,000 greater than comparable statement income.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for certain information relating to the number of holders of each class of Units.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is included on page 27 of this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Report. This Report, on Form 10-K, contains forward-looking statements within the meaning of the securities laws. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Factors That May Affect Future Results" and elsewhere in this Report.

        The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural and administrative departments. The Partnership's properties represent approximately 33% of the total properties and 67% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned—wholly or partially, directly or indirectly—by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

        Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 17.4% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit for such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding capital stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal, and Harold Brown is NewReal's Treasurer and also a director. Two of NewReal's other directors, Thomas Raffoul and Conrad DiGregorio, also own immaterial amounts of the Partnership's Class A Units.

        Beyond the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows NewReal to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership's properties. In addition to the Management Fee, from time to time the Partnership pays Hamilton for repair and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

        Hamilton accounted for approximately 7% and 6% of the repair and maintenance expenses paid by the Partnership in 2002 and 2001, respectively. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical and carpentry services, snow removal and the use of equipment such as fork lifts. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 62% of the legal services paid for by the Partnership in 2002 and approximately 67% of such services during 2001.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2002 and 2001, Hamilton provided all of the construction services and architectural services paid for by the Partnership.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately ten people. Hamilton currently charges the Partnership $80,000 per year for bookkeeping and accounting services.

        For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Partnership regularly and continually evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures. The Partnership bases its estimates on historical experience, current market conditions and on various other assumptions that are believed to be reasonable under the circumstances. See Note 1 to the Consolidated Financial Statements, Principles of Consolidation.

        Revenue Recognition: Revenues from rental properties are recognized when due from tenants. Residential leases are generally for terms of one year, and commercial leases are generally for five to ten years, with renewal options at increased rents. Significant commercial leases with stepped increases over the term of the lease are recorded on the straight-line basis.

        Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, less accumulated depreciation. Costs related to the acquisition, development, construction and improvement of properties are capitalized, including interest, internal wages and benefits, real estate taxes and insurance. Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing. Replacements and improvements—such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting, kitchen/bath replacements and renovations are capitalized and depreciated over their estimated useful lives as follows:

  •
  Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. In assessing estimated useful lives, the Partnership makes assumptions based on historical experience acquired from both within and outside the Partnership. These assumptions have a direct impact on the Partnership's net income.

  •
  Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs, are expensed.

        If there is an event or change in circumstances that indicates an impairment in the value of a property, the Partnership's policy is to assess the impairment by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If the carrying value is in excess of the estimated projected operating cash flows of the property, the Partnership would recognize an impairment loss equivalent to the amount required to adjust the carrying amount to its estimated fair value. The Partnership has not recognized an impairment loss since 1995.

        With respect to investments in and advances to joint ventures, the Partnership looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge is recorded if the carrying value of the investment exceeds its fair value.

Legal Contingencies

        The Partnership is subject to various legal proceedings and claims that arise, from time to time, in the ordinary course of business. These matters are frequently covered by insurance. If it is determined that a loss is likely to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered likely can be difficult to determine.

RESULTS OF OPERATIONS

Years ended December 31, 2002 and December 31, 2001

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $6,541,199 during the year ended December 31, 2002, compared to $5,879,624 for the year ended December 31, 2001, an increase of $661,575 (11%). This increase is largely due to an increase in rental income of $1,736,339 (6%), offset by an increase in operating expenses of $1,094,831 (5%).

        The rental activity is summarized as follows:

	Occupancy Date
	March 6, 2003	March 4, 2002
Residential
Units	2,211	2,143
Vacancies	53	23
Vacancy rate	2.4%	1.1%
Commercial
Total square feet	85,275	137,775
Vacancy	0	0
Vacancy rate	0%	0%
	Rental Income (in thousands) Year Ended December 31,
	2002		2001
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$29,475	$29,000	$27,767	$27,264
Residential percentage	91%	93%	91%	93%
Commercial percentage	9%	7%	9%	7%
Contingent rentals	$493	$325	$462	$292

        Rental income from continuing operations for the year ended December 31, 2002 was approximately $29,000,000, compared to approximately $27,264,000 for the year ended December 31, 2001, an increase of approximately $1,736,000 (6%). This increase is due in large part to the acquisition of a 69-unit residential apartment complex located on Dean Street in Norwood, Massachusetts (referred to as "Dean Street"). The Dean Street property was acquired in June 2002, and the rental income for 2002 was approximately $480,000. In addition to the acquisition of Dean Street, the Partnership completed significant improvements at 1144 Commonwealth Avenue and 62 Boylston Street, both of which resulted in higher rental rates and increased occupancy rates in 2002 compared to 2001. Income from the Partnership's residential properties represent 91% of rental income for the years ended December 31, 2002 and 2001.

        In 2002, the Partnership sold the East Hampton Mall in East Hampton, Connecticut and a condominium unit located in Brockton, Massachusetts. In 2002, rental income from the East Hampton Mall was approximately $470,000, and income from operations was approximately $60,000. Rental income from the condominium was approximately $5,000 and income from operations was approximately $500. In 2001, the combined income from operations for these disposed properties was approximately $121,000. The operations of these properties are included in discontinued operations for all years presented.

        Expenses from continuing operations for the year ended December 31, 2002 were approximately $23,000,000, compared to approximately $22,000,000 the year ended December 31, 2001, an increase of approximately $1,000,000 (5%). Expenses related to the Dean Street acquisition represent approximately $494,000 of this increase. Unrelated to the acquisition of Dean Street, there was an increase in operating expenses of approximately $506,000 (3%). With the exception of a few of the larger properties, the rental market weakened in 2002, resulting in higher tenant turnover and an increase in vacancies. In an effort to sustain occupancy levels, the Partnership assumed responsibility for paying rental commissions to unaffiliated parties, which had previously been paid by tenants. As a result, renting expenses increased approximately $184,000 (106%) in 2002, compared to 2001. Excluding Dean Street, taxes and insurance increased approximately $487,000 (19%) due to increases in real estate taxes from reassessments and increased insurance premiums.

        The Partnership has a 50% ownership interest in a limited liability company that owns a 40-unit residential property in Cambridge, Massachusetts. For the year ended December 31, 2002, the Partnership's share of loss on this investment was $61,787. This investment was made in November 2001, so the income for 2001 was minimal. There are no vacancies at the property at March 6, 2003.

        Interest income was approximately $277,000 for the year ended December 31, 2002, compared to approximately $605,000 for the year ended December 31, 2001, a decrease of approximately $328,000 (54%). This decrease is due to a decline in interest rates in 2002.

        Included in discontinued operations for the year ended December 31, 2002 is a gain of approximately $916,000 on the sale of the East Hampton Mall and a gain of approximately $93,000 on the sale of the condominium unit in Brockton, Massachusetts. There were no sales in 2001.

        As a result of the changes discussed above, net income for the year ended December 31, 2002 was approximately $7,825,000, compared to approximately $6,647,000 for the year ended December 31, 2002, an increase of approximately $1,178,000 (18%).

Years Ended December 31, 2001 and 2000

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $5,880,000 during the year ended December 31, 2001, compared to approximately $4,377,000 during the year ended December 31, 2000, an increase of approximately $1,503,000 (34%). The primary factor contributing to this increase was increased rental income resulting from continued strength in the residential real estate market in 2001.

        The rental activity is summarized as follows:

	Occupancy Date
	March 4, 2002	March 8, 2001
Residential
Units	2,143	2,143
Vacancies	23	13
Vacancy rate	1.1%	0.6%
Commercial
Total square feet	137,775	137,775
Vacancy	0	3,850
Vacancy rate	0%	2.8%
	Rental Income (in thousands) Year Ended December 31,
	2001		2000
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$27,767	$27,264	$25,583	$25,167
Residential percentage	91%	93%	87%	89%
Commercial percentage	9%	7%	13%	11%
Contingent rentals	$462	$292	$899	$754

        Rental income from continuing operations for the year ended December 31, 2001 was approximately $27,264,000, compared to approximately $25,167,000 for the year ended December 31, 2000, an increase of approximately $2,097,000 (8%). The Partnership completed significant improvements at some of the larger residential properties, including the Westgate Apartments, 62 Boylston Street and 1144 Commonwealth Avenue, resulting in the ability to charge higher rental rates at these properties. Income from the Partnership's residential properties represented approximately 91% of rental income for the year ended December 31, 2001, up from 87% for the year ended December 31, 2000.

        In 2000, the Partnership acquired the 44-unit Brookside Apartments complex in Woburn, Massachusetts. The Partnership also sold the Timpany Plaza Shopping Center in Gardner, Massachusetts and the Lewiston Mall Shopping Center in Lewiston, Maine, which had a combined total of approximately 366,000 square feet. While these three transactions, taken together, produced a decrease in rental income of approximately $646,000 in 2001, this was more than offset by a decrease in operating expenses of approximately $845,000, for a net increase in income of approximately $199,000. In addition, in 2001, the Partnership realized approximately $50,000 of income from an investment property purchased in November 2001.

        Expenses from continuing operations for the year ended December 31, 2001 were approximately $21,600,000, compared to approximately $21,040,000 for the year ended December 31, 2000, an increase of approximately $560,000 (3%). Administrative expenses increased approximately $139,000 (11%) due to an increase in salaries and wages. Repairs and maintenance expenses increased approximately $427,000 (14%) due to an increase in salaries for maintenance staff as well as significant refurbishing at certain of the residential properties. Operating expenses increased approximately $140,000 (6%) largely as a result of an increase in the cost of snow removal and utilities due to a colder and snowier winter during the first quarter of 2001 compared to 2000. Interest expense increased approximately $71,000 (1%) due to a higher level of debt. Management fees increased approximately $64,000 (6%) due to increases in rental income.

        Depreciation and amortization expense decreased approximately $202,000 (5%) largely due to the sale of the two commercial properties in 2000. The aggregate book value of the properties sold was approximately $7,000,000. Renting expenses decreased approximately $6,000 (3%) due to lower rental commissions.

        Total interest income was approximately $605,000 for the year ended December 31, 2001, compared to approximately $425,000 for the year ended December 30, 2000, an increase of approximately $180,000 (42%). This increase was a result of the higher average cash balance available for investment in 2001, although declining interest rates offset the increase to some extent.

        Included in other income for the year ended December 31, 2000 is a gain of approximately $660,000 on the sale of the Lewiston Mall Shopping Center and a gain of approximately $1,870,000 on the sale of the Timpany Plaza Shopping Center. There were no sales in 2001.

        Operations for the properties sold in 2002 are included with discontinued operations for all periods presented. Rental income for the disposed properties was approximately $503,000 and $416,000, respectively, in 2001 and 2000, and income from operations was approximately $121,000 and $24,000, respectively.

        As a result of the changes discussed above, net income for the year ended December 31, 2001 was approximately $6,647,000, compared to approximately $5,801,000 for the year ended December 31, 2000, an increase of approximately $846,000 (15%).

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2002 was the collection of rents and the sale of Partnership properties; its principal source of cash in 2001 was the collection of rents. The majority of cash and cash equivalents of $18,974,446 at December 31, 2002 and $16,690,943 at December 31, 2001 were held in interest-bearing accounts at creditworthy financial institutions.

        This increase of $2,283,503 at December 31, 2002 is summarized as follows:

	Year Ended December 31,
	2002	2001
Cash provided by operating activities	$11,329,384	$10,731,854
Cash (used in) investing activities	(3,774,636)	(4,703,300)
Cash (used in) financing activities	(5,271,245)	(3,816,583)

Net increase in cash and cash equivalents	$2,283,503	$2,211,971

        The increase in cash provided by operating activities was primarily due to an increase in operating income before depreciation expense. The decrease in cash used in investing activities reflects less cash being available for investment due to the acquisition of a rental property in Norwood, Massachusetts in June 2002 (discussed below) as well as capital improvements to certain of the Partnership's properties, partially offset by the proceeds from sales of Partnership properties. The increase in cash used in financing activities was due to dividend distributions and payments of mortgage debt.

        On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a first mortgage of approximately $3,650,000, with payments of $25,271 per month, including interest at 7.08%, and a final payment of approximately $3,300,000 in February 2008. The seller financed $1,726,898 at an interest rate of 6%, with interest-only payments for five years and is collateralized by a mortgage on 19 condominium units owned by the Partnership. The balance of approximately $1,800,000 was funded from cash reserves.

        In June 2002, the Partnership sold a condominium unit located in Brockton, Massachusetts for $113,000. The net gain on the sale was $92,778 after deducting basis, a 3% commission to the management company (see Note 3 to the Consolidated Financial Statements) and other expenses of the sale. The net cash flow to the Partnership was $104,494.

        In December 2002, the Partnership sold the East Hampton Mall located in East Hampton, Connecticut for $3,025,000. The net gain on the sale was $916,524 after deducting basis, mortgage prepayment penalties, a 3% commission to the management company (see Note 3 to the Consolidated Financial Statements) and other expenses of the sale. The net cash to the Partnership was $1,414,661 after payment of the existing mortgage and selling expenses. For the years ended December 31, 2002 and 2001, this property contributed less than 2% of rental income and less than 1% of cash flow from operations.

        The Partnership has executed a purchase and sale agreement to purchase a 184-unit residential property located in Framingham, Massachusetts. The purchase price is $23,350,000. It is anticipated that this acquisition will require approximately 25% of the purchase price to be paid from available cash reserves and the balance to be funded by a mortgage with an approximate interest rate of 5.5%. This purchase is expected to close in the second quarter of 2003.

        In February 2002, the Partnership voted to change its distribution policy from a semi-annual to a quarterly distribution and declared a quarterly distribution of $6.40 per Unit ($0.64 per depositary receipt). The distribution was payable on March 31, June 30, September 30 and December 31, 2002 and totaled $25.60 ($2.56 per depositary receipt) for 2002. Total distributions paid in 2001 were $17.70 per unit ($1.77 per depositary receipt).

        On November 8, 2001, a newly formed limited liability company in which the Partnership has a 50% ownership interest acquired a 40-unit residential property in Cambridge, Massachusetts. The remaining 50% ownership interest in this limited liability company is owned by Harold Brown and the President of the Hamilton Company. The total purchase price was $11,265,000. At closing, the Partnership paid $8,265,000, and the other owners paid $3,000,000. A mortgage of approximately $8,000,000 was obtained, and the funds in excess of the required equity were returned to the partners so that their capital contributions are proportional to their respective ownership interests in the limited liability company.

        During 2002, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $4,060,000. The most significant improvements were made at the following properties: $2,233,000 at 62 Boylston Street in Boston, Massachusetts; $208,451 at Avon Street Apartments in Malden, Massachusetts; $118,562 at Redwood Hills in Worcester, Massachusetts; $161,978 at the Clovelly Apartments in Nashua, New Hampshire; $114,838 at Hamilton Oaks in Brockton, Massachusetts; $108,256 at 1144 Commonwealth Avenue Apartments in Allston, Massachusetts, and $107,040 at the Middlesex Apartments in Newton, Massachusetts. All such improvements were funded from the Partnership's cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

        In addition to the improvements made in 2002, the Partnership and its Subsidiary Partnerships plan to invest approximately $2,500,000 in capital improvements during 2003. Approximately $440,000 of this amount is designated for 62 Boylston Street, approximately $397,000 is designated for Commonwealth 1144 Apartments, approximately $202,000 is designated for Hamilton Oaks, and approximately $204,000 is designated for Redwood Hills. These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership's cash reserves.

        The Partnership had plans to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. As of December 31, 2002, the Partnership has put that project on hold due to a general softening of the residential rental market, resulting in a decrease in occupancy rates at Westgate. The pre-construction costs incurred to date of approximately $245,000 have been capitalized as construction in progress. At this point, management is unsure when the project will resume.

        The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses or the loss of significant tenants.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

        Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). While forward-looking statements reflect management's good faith belief when those statements are made, caution should be exercised in interpreting and relying on such forward-looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2003 and beyond.

        Along with risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, some factors that could cause the Partnership's actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include but are not limited to the following:

  •
  The Partnership depends on the real estate markets where its properties are located, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership's control.

  •
  The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants' financial condition and the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues. The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership's tenants, such as the interest rates on single-family home mortgages and the availability and purchase price of single-family homes in the greater Boston metropolitan area.

  •
  The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.

  •
  The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

  •
  Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.

  •
  Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership's or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership's buildings, such as asbestos, mold and radon gas. Management is not aware of any material environmental liabilities at this time.

  •
  Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain. In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership. These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions. Coverage for these items is either unavailable, or prohibitively expensive.

  •
  Market interest rates could adversely affect market prices for Class A Partnership Units and depositary receipts as well as performance and cash flow.

        The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act. The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        The residential real estate market in the Greater Boston area has softened, and the Partnership anticipates the climate will remain the same in the foreseeable future. This may result in increases in vacancy rates and/or a reduction in some rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue dividend payments in the foreseeable future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2002, the Partnership and its Subsidiary Partnerships collectively have approximately $82,871,000 in long-term debt, all of which earns interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in the market interest rates. The recent decline in market interest rates has had a negative impact, but the Partnership has determined that, at this time, the benefit it would obtain by refinancing its various mortgage debts would be outweighed by the prepayment penalties that would come due upon such refinancings. For information regarding the fair values and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-18 of this Form 10-K and are indexed herein under Item 15(a)(1).

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

        From October 1992 until 1996, the General Partner engaged the Hamilton Partnership as the management company to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, a Massachusetts corporation, was the 99% General Partner of Hamilton Partnership. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company continues to manage the Properties. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to the Hamilton Company during 2001.

        Because the General Partner has engaged the Hamilton Company as the manager for the Properties, the General Partner has no employees.

        The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen, Conrad DiGregorio and Thomas Raffoul. Messrs. Aertsen, DiGregorio and Raffoul were elected directors on March 11, 2002, pursuant to a joint unanimous written consent of the only two shareholders and the only two directors (at that time) of the General Partner, Ronald Brown and Harold Brown. The directors of the General Partner hold office until their successors are duly elected and qualified. On January 2, 2003, Edward Sarkisian was elected as a director of the General Partner.

        Ronald Brown and Harold Brown hold all of the executive officer positions of the General Partner. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

        On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, consisting of three members, and approved the charter of the Audit Committee. The Audit Committee was not filled until March 11, 2002, on which date Messrs. Aertsen, DiGregorio and Raffoul were appointed as its members. On January 2, 2003, the Audit Committee was expanded to four members, and Edward Sarkisian was added as a member. The Board of Directors of the General Partner has determined that Guilliaem Aertsen is an audit committee financial expert, as that term is defined in Item 401 of Securities and Exchange Commission Regulation S-K.

        The following table sets forth the name and age of each director and officer of the General Partner and each such person's principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director	67	Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).
Harold Brown, Treasurer and Director (since 1984)	78
		Sole proprietor, Hamilton Realty (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).
Guilliaem Aertsen	55
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
Conrad DiGregorio	77	Member of Advisory Committee of the Partnership (since 1984) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Thomas Raffoul	77	Member of Advisory Committee of the Partnership (since 1997) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Edward Sarkisian	75	Member of Advisory Committee of the Partnership (since 1993) (see "Item 1. Business—Advisory Committee"); retired from past employment.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors and executive officers, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file with the Securities and Exchange Commission reports of ownership changes and changes in ownership of the Partnership. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

        Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required, the Partnership believes that during the 2002 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that (a) Harold Brown inadvertently did not timely file a Form 4 with the SEC in connection with his purchase of 1,000 Receipts on December 4, 2002, 120 Receipts on December 6, 2002 (with a "Deemed Execution Date" of December 9, 2002) and 800 Receipts on December 9, 2002, but Mr. Brown did report that purchase on a Form 4 filed on December 12, 2002; and (b) Messrs. DiGregorio, Raffoul and Sarkisian inadvertently did not timely file Form 3s with the SEC in connection with their ownership of Receipts upon becoming Directors of NewReal, Inc., the Partnership's General Partner, but each of them shall promptly report those purchases on Form 5s.

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

        In accordance with the Partnership Agreement, the Management Fee, the Administrative Fee and the Commission are paid to the management company, The Hamilton Company ("Hamilton"). See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee charged by Hamilton during 2002 was approximately $1,224,000. In 2002, the Partnership and its Subsidiary Partnerships also paid Administrative Fees to Hamilton of approximately $682,000 inclusive of construction supervision and architectural fees of $223,000, repairs and maintenance service fees of $231,000 and legal fees of $204,000. In addition, during 2002, the Partnership paid Hamilton $80,000 for certain accounting services, which were provided by an outside company prior to 1993, and approximately $61,000 for construction costs capitalized in rental properties. Additionally, the Administrative Fees included $24,000 which was paid by the Partnership to Ronald Brown for construction supervision services.

        In 2002, the Partnership paid Hamilton $94,000 in Commissions related to sales of Partnership properties. There were no sales of Partnership properties in 2001.

        The management services provided by Hamilton include but are no limited to: collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of Hamilton to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2002.

        Prior to the second quarter of 2002, members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown each received $400 for each committee meeting attended; thereafter, they received $500 for each such meeting. The Advisory Committee held six meetings during 2002, and each of the persons indicated above received $2,900 in total for attendance at and participation in such meetings.

        Members of the Audit Committee of NewReal, Inc., the Partnership's General Partner, each received $500 per committee meeting attended during 2002. Four such meetings were held during that period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of February 28, 2003, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than EquiServe LP ("EquiServe"), which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of February 28, 2003, pursuant to the Deposit Agreement, EquiServe was serving as the record holder of the Class A Units with respect to which 1,153,456 Depositary Receipts had been issued to 1,143 holders. As of February 28, 2003, there were issued and outstanding 23,032 Class A Units (not including the Depositary Receipts) held by 1,068 limited partners, 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below. During 2002, 1,085 Class A Units were exchanged for 10,850 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of March 3, 2003 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

	Class A				Class B				General Partnership
5% Owners, Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134		(1)		(1)	24,761	(2)	75%	(2)		(3)	100%	(3)
NERA 1994 Irrevocable Trust c/o Posternak Blankstein & Lund LLP 100 Charles River Plaza Boston, MA 02114		(1)		(1)	0		0		0		0
Ronald Brown c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134	755	(4)	0.5%	(4)	8,254		25%			(3)	100%	(3)
Guilliaem Aertsen 175 West Brookline Street Boston, MA 02118	0		0		0		0		0		0
Conrad DiGregorio 34 Gladstone Street East Boston, MA 02128	40		0.03		0		0		0		0
Thomas Raffoul 2219 Centre Street West Roxbury, MA 02132	907		0.6		0		0		0		0

Edward Sarkisian 256 South Avenue Weston, MA 02493	400(7)		0.3		0		0		0	0
NewReal, Inc. 39 Brighton Avenue Allston, MA 02134	0		0		0		0		1,738	100%
All directors and officers as a group	21,217	(5)	14.1%	(5)	33,015	(6)	100%	(6)	(3)	100%	(3)

(1)
As of March 3, 2003, 92,753 Depositary Receipts are held of record by Harold Brown and 98,394 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 19,114 Class A Units (approximately 13.8% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 9,839 Class A Units (approximately 7.0% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 98,394 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

(5)
Consists of the Class A Units described in Notes (1) and (4) above, plus those held by Messrs. DiGregorio, Raffoul and Sarkisian, as indicated in the table.

(6)
Includes the Class B Units described in Note (2) above.

(7)
These 400 Depositary Receipts are held by the Sarkisian Living Trust.

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less. Mr. Brown does not currently have a Trading Plan in place.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On November 8, 2001, a limited liability company in which the Partnership had a 50% membership interest purchased a 40-unit residential property in Cambridge, Massachusetts. The remaining membership interest in this entity is held by Harold Brown and the President of Hamilton. The Partnership originally advanced the majority of the funds used for such acquisition, but the excess of the amount it advanced beyond its proportionate capital contribution was repaid, with 8% interest, after the property was mortgaged.

        In 1999, Harold Brown loaned the Partnership $750,000 to purchase certain property, with interest at 10%. This loan was paid in full on April 6, 2000. In 2000 and 1999, interest on the loan was $20,000 and $2,083, respectively.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    CONTROLS AND PROCEDURES

        The General Partner of the Partnership has, within 90 days of the filing date of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(C) and 15d-14(C) under the Securities and Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are adequate. There has been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  1.    Financial Statements:

    The following Financial Statements are included in this Form 10-K:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 31, 2002 and 2001

      Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

      Notes to Financial Statements

  (a)
  2.    Financial Statement Schedules:

    All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

  (a)
  3.    Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2002	2001	2000	1999	1998
INCOME STATEMENT INFORMATION
Revenues	$29,273,458	$27,517,052	$25,417,428	$19,863,929	$18,244,707
Expenses	22,732,259	21,637,428	21,039,939	17,004,905	16,240,082
Income before other income and discontinued operation	6,541,199	5,879,624	4,377,489	2,859,024	2,004,625
Other Income	213,898	646,741	1,399,063	775,187	238,788
Income before discontinued operations	6,755,097	6,526,365	5,776,552	3,634,211	2,243,413
Discontinued operations	1,070,040	120,591	24,295	14,800	(18,394)
Net Income	7,825,137	6,646,956	5,800,847	3,649,011	2,225,019
Income before discontinued operations per unit	38.99	37.67	33.34	20.98	12.95
Discontinued operation per unit	6.18	0.70	0.14	0.08	(0.11)
Net Income per Unit	45.17	38.37	33.48	21.06	12.84
Distributions to Partners per Unit	25.60	17.70	14.70	13.20	8.20
Net Income per Depositary Receipt	4.52	3.84	3.35	2.11	1.28
Distributions to partners per Depositary Receipt	2.56	1.77	1.47	1.32	0.82
BALANCE SHEET INFORMATION
Total Assets	$103,685,218	$96,428,956	$93,302,937	$87,668,120	$58,406,104
Net Real Estate Investments	79,172,450	73,941,098	75,307,036	81,274,293	50,868,382
Total Debt Outstanding	82,871,406	79,613,051	80,368,031	77,530,651	51,322,552
Partners' Capital	15,878,226	12,481,172	8,895,820	5,637,661	4,271,880

The partnership may purchase and/or sell properties at any time.

The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2002	2001	2000	1999	1998
Residential
Units	2162	2,143	2,143	2,099	1,668
Vacancies	53	23	13	23	37
Vacancy rate	2.5%	1.1%	0.6%	1.1%	2.2%
Commercial
Total square feet	85,275	137,775	137,775	503,375	457,700
Vancancy (in square feet)	0	0	3850	71995	80852
Vacancy rate	0.0%	0.0%	3.0%	14.0%	18.0%

See Item 7 for factors that may effect future operations. The above tables may not be indicative of future results.

INDEPENDENT AUDITORS' REPORT

The Partners
New England Realty Associates Limited Partnership

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiary Partnerships at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
Certified Public Accountants

Boston, Massachusetts
February 21, 2003

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Rental Properties	$79,172,450	$73,941,098
Cash and Cash Equivalents	18,974,446	16,690,943
Rents Receivable	475,906	513,181
Real Estate Tax Escrows	391,253	332,282
Prepaid Expenses and Other Assets	2,556,572	2,190,978
Investment in Partnership	1,430,269	1,944,060
Financing and Leasing Fees	684,322	816,414

Total Assets	$103,685,218	$96,428,956

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$82,871,406	$79,613,051
Accounts Payable and Accrued Expenses	1,676,628	1,163,606
Advance Rental Payments and Security Deposits	3,258,958	3,171,127

Total Liabilities	87,806,992	83,947,784
Commitments and Contingent Liabilities (Note 9)
Partners' Capital
173,252 units outstanding in 2002 and 2001	15,878,226	12,481,172

Total Liabilities and Partners' Capital	$103,685,218	$96,428,956

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
Revenues
Rental income	$29,000,196	$27,263,857	$25,167,195
Laundry and sundry income	273,262	253,195	250,233

	29,273,458	27,517,052	25,417,428

Expenses
Administrative	1,399,726	1,358,129	1,219,449
Depreciation and amortization	4,334,660	4,211,489	4,413,883
Interest	6,567,578	6,414,622	6,343,590
Management fees	1,202,704	1,136,822	1,073,189
Operating	2,467,881	2,523,398	2,383,647
Renting	356,785	173,053	178,802
Repairs and maintenance	3,466,552	3,399,106	2,971,907
Taxes and insurance	2,936,373	2,420,809	2,455,472

	22,732,259	21,637,428	21,039,939

Income Before Other Income and Discontinued Operations	6,541,199	5,879,624	4,377,489

Other Income (Loss)
Interest income	275,685	603,040	422,677
Income (Loss) from investment in joint venture	(61,787)	43,701	38,261
Income on short-term investments	—	—	493
Gain on the sale of real estate	—	—	2,529,900
(Loss) on early extinguishment of debt	—	—	(1,592,268)

	213,898	646,741	1,399,063

Income From Continuing Operations	6,755,097	6,526,365	5,776,552

Discontinued Operations
Income from discontinued operations	60,738	120,591	24,295
Gain on sale of real estate from discontinued operations	1,009,302	—	—

	1,070,040	120,591	24,295

Net Income	$7,825,137	$6,646,956	$5,800,847

Income per Unit
Income before discontinued operations	$38.99	$37.67	$33.34
Income from discontinued operations	6.18	.70	.14

Net Income per Unit	$45.17	$38.37	$33.48

Weighted Average Number of Units Outstanding	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Units						Partners' Capital
	Limited						Limited
			General Partnership		Less Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total

Balance, January 1, 2000	144,180	34,243	1,802	180,225	6,973	173,252	$4,507,196	$1,073,914	$56,551	$5,637,661
Distributions to Partners	—	—	—	—	—	—	(2,034,150)	(483,111)	(25,427)	(2,542,688)
Net Income	—	—	—	—	—	—	4,640,678	1,102,161	58,008	5,800,847

Balance, December 31, 2000	144,180	34,243	1,802	180,225	6,973	173,252	$7,113,724	$1,692,964	$89,132	$8,895,820
Distributions to Partners	—	—	—	—	—	—	(2,449,283)	(581,705)	(30,616)	(3,061,604)
Net Income	—	—	—	—	—	—	5,317,565	1,262,921	66,470	6,646,956

Balance, December 31, 2001	144,180	34,243	1,802	180,225	6,973	173,252	$9,982,006	$2,374,180	$124,986	$12,481,172
Distributions to Partners	—	—	—	—	—	—	(3,542,466)	(841,336)	(44,281)	(4,428,083)
Net Income	—	—	—	—	—	—	6,260,110	1,486,776	78,251	7,825,137

Balance, December 31, 2002	144,180	34,243	1,802	180,225	6,973	173,252	$12,699,650	$3,019,620	$158,956	$15,878,226

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net income	$7,825,137	$6,646,956	$5,800,847

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,437,043	4,306,578	4,496,500
(Income) Loss from investments in partnership and joint venture	61,787	(43,701)	(38,261)
Gain on the sale of rental property	(1,206,599)	—	(2,529,900)
Unrealized (appreciation) on short-term investments	—	—	(494)
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	37,275	(110,805)	284,330
(Increase) Decrease in financing and leasing fees	21,710	(74,865)	(461,542)
Increase in accounts payable and accrued expense	513,022	17,318	42,829
(Increase) Decrease in real estate tax escrow	(58,971)	45,756	328,935
(Increase) Decrease in prepaid expenses and other assets	(388,851)	(333,710)	593,620
Increase in advance rental payments and security deposits	87,831	278,327	246,449
Decrease in short-term investments	—	—	22,281

Total Adjustments	3,504,247	4,084,898	2,984,747

Net cash provided by operating activities	11,329,384	10,731,854	8,785,594

Cash Flows from Investing Activities
(Investment in) Distribution from Partnership	452,003	(1,900,358)	67,296
Purchase and improvement of rental properties	(5,890,128)	(2,802,942)	(5,349,331)
Net proceeds from the sale of rental property	1,663,489	—	3,670,674
Decrease in notes receivable	—	—	480,872

Net cash (used in) investing activities	(3,774,636)	(4,703,300)	(1,130,489)

Cash Flows from Financing Activities
Payment of notes payable	—	—	(750,000)
Principal payments of mortgage notes payable	(843,162)	(754,979)	(946,384)
Distributions to partners	(4,428,083)	(3,061,604)	(2,542,688)
Proceeds from mortgage notes payable	—	—	9,818,501

Net cash (used in) provided by financing activities	(5,271,245)	(3,816,583)	5,579,429

Net Increase in Cash and Cash Equivalents	2,283,503	2,211,971	13,234,534
Cash and Cash Equivalents, Beginning of Year	16,690,943	14,478,972	1,244,438

Cash and Cash Equivalents, End of Year	$18,974,446	$16,690,943	$14,478,972

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

        Line of Business:    New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts during 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties are owned by separate subsidiaries without any change in the historical cost basis.

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the limited liability company formed in November 2001, in which the Partnership has a 50% interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned limited liability company using the equity method.

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

        Rental Properties:    Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Rental properties are depreciated on a straight-line basis over their estimated useful lives. In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of recoverability is prepared. The estimated future undiscounted cash flows are compared to the assets carrying value to determine if a write-down to fair value is required.

        Financing and Leasing Fees:    Financing fees are capitalized and amortized, using the interest method, over the life of the related mortgages. Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease.

        Income Taxes:    The financial statements have been prepared under the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes has been recorded.

        Cash Equivalents:    The Partnership considers cash equivalents to be all highly liquid instruments purchased with a maturity of three months or less.

        Segment Reporting:    Operating segments are revenue-producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as one segment.

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2002, 2001 or 2000 other than net income as reported.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnerships' properties are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2002, 2001 or 2000. The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds. At December 31, 2002, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.4% to 1.85%. At December 31, 2002 and 2001, approximately $19,000,000 and $16,000,000 of cash and cash equivalents exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $86,821, $72,318 and $73,928 in 2002, 2001 and 2000, respectively.

NOTE 2.    RENTAL PROPERTIES

        As of December 31, 2002, the Partnership and its Subsidiary Partnerships owned 2,192 residential apartment units in 21 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

        Additionally, as of December 31, 2002, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to as the "Commercial Properties."

        On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in January 2008. The seller financed $1,726,898 at an interest rate of 6%, interest only, for five years. This seller-financed note is collateralized by a mortgage on the previously unencumbered 19 condominium units described above. The balance of approximately $1,800,000 was funded from cash reserves.

        On June 28, 2002, the Partnership sold a condominium unit located in Brockton, Massachusetts for $113,000. The net gain on the sale was $92,778 after deducting basis, a 3% sales commission to the management company (see Note 3) and other closing costs. The net cash flow to the Partnership was $104,494.

        On December 16, 2002, the Partnership sold the East Hampton Mall located in East Hampton, Connecticut for $3,025,000. The net gain on the sale was $916,524 after deducting basis, mortgage prepayment penalties, 3% sales commission to the management company (see Note 3) and other closing costs. The net cash flow to the Partnership was $1,414,661 after paying the mortgage of $1,268,510. Rental income was approximately $471,000 and income from operations was approximately $60,000 for the year ended December 31, 2002.

        Rental properties consist of the following:

	Year Ended December 31,
			Useful Life
	2002	2001
Land, improvements and parking lots	$17,294,322	$16,185,485	10-31 years
Buildings and improvements	83,031,706	78,527,024	15-31 years
Kitchen cabinets	1,849,895	1,646,814	5-10 years
Carpets	1,911,091	1,578,655	5-10 years
Air conditioning	214,383	184,735	7-10 years
Laundry equipment	46,974	43,802	5-7 years
Elevators	206,164	175,557	20 years
Swimming pools	86,340	80,198	10 years
Equipment	1,286,596	1,082,807	5-7 years
Motor vehicles	97,893	90,543	5 years
Fences	57,469	39,654	5-10 years
Furniture and fixtures	739,796	584,046	5-7 years
Smoke alarms	77,889	54,338	5-7 years
Construction in progress	1,363,836	144,731	—

	108,264,354	100,418,389
Less accumulated depreciation	29,091,904	26,477,291

	$79,172,450	$73,941,098

        Construction in progress consists of $1,118,395 at Boylston Downtown LP for a new heating and air conditioning system to be completed in mid-2003 and $245,441 at Westgate Apartments LLC for design and approvals for 20 additional residential units.

NOTE 2.    RENTAL PROPERTIES (Continued)

        Real estate and accumulated depreciation as of December 31, 2002 is:

				Cost Capitalized Subsequent to Acquisition(2)
		Initial Cost to Partnerships(1)			Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings & Improvements			Buildings & Improvements		Accumulated Depreciation(3)	Date Acquired
		Land		Improvements	Land		Totals
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$1,631,885	$62,700	$837,318	$631,016	$62,700	$1,468,334	$1,531,034	$1,062,387	Sept. 1977
Boylston Downtown L.P. Residential/Commercial Boston, Massachusetts	$7,093,866	$2,112,000	$8,593,111	$5,786,778	$2,112,000	$14,379,889	$16,491,889	$3,532,739	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,000,000	$684,000	$3,116,000	$106,270	$684,000	$3,222,270	$3,906,270	$339,090	Oct. 2000
Coach L.P. Residential Apartments Acton, Massachusetts	$1,500,000	$140,600	$445,791	$356,812	$140,600	$802,603	$943,203	$585,616	Sept. 1977
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$2,200,000	$177,610	$1,478,359	$632,264	$177,610	$2,110,623	$2,288,233	$1,670,143	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$1,800,000	$342,000	$1,367,669	$411,680	$342,000	$1,779,349	$2,121,349	$511,071	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$7,500,000	$1,410,000	$5,664,816	$914,189	$1,410,000	$6,579,005	$7,989,005	$2,047,728	July 1995
Condominium Units Residential Units Massachusetts	$1,726,898	$23,346	$190,807	$289,726	$23,346	$480,533	$503,879	$220,461	Sept. 1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$1,900,000	$91,400	$740,360	$931,892	$91,400	$1,672,252	$1,763,652	$1,354,900	Sept. 1977
Hamilton Oaks Associates LLC Residential/Commercial Brockton, Massachusetts	$11,319,558	$2,175,000	$12,325,000	$289,049	$2,175,000	$12,614,049	$14,789,049	$2,146,409	Dec. 1999
Highland 38 L.P. Residential Apartments Lowell, Massachusetts	$800,000	$156,000	$634,085	$303,226	$156,000	$937,311	$1,093,311	$333,224	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,700,000	$385,000	$1,540,000	$842,226	$385,000	$2,382,226	$2,767,226	$836,500	Jan. 1995
Middlesex Apartments L.P. Residential Apartments Newton, Massachusetts	$1,300,000	$37,700	$161,012	$346,575	$37,700	$507,587	$545,287	$256,897	Sept. 1977
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$995,011	$79,650	$284,548	$681,856	$79,650	$966,404	$1,046,054	$611,795	Sept. 1977
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$3,613,016	$1,512,000	$5,701,480	$7,420	$1,512,000	$5,708,900	$7,220,900	$130,958	June 2002
North Beacon 140 L.P. Residential/Commercial Boston, Massachusetts	$4,500,000	$936,000	$3,762,013	$1,318,779	$936,000	$5,080,792	$6,016,792	$1,483,614	July 1995

Oak Ridge Apartments L.P. Residential Apartments Foxboro, Massachusetts	$1,918,850	$135,300	$406,544	$1,077,132	$135,300	$1,483,676	$1,618,976	$962,054	Sept. 1977
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$1,850,000	$46,181	$878,323	$428,925	$46,181	$1,307,248	$1,353,429	$1,034,807	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$1,850,000	$72,525	$587,777	$1,107,727	$72,525	$1,695,504	$1,768,029	$1,142,086	Sept. 1977
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$4,750,000	$1,200,000	$4,810,604	$1,468,059	$1,200,000	$6,278,663	$7,478,663	$1,984,636	July 1995
Staples Plaza Strip Mall Framingham, Massachusetts	$4,662,893	$3,280,000	$4,920,000	$6,075	$3,280,000	$4,926,075	$8,206,075	$591,650	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$5,011,821	$1,335,000	$7,565,501	$168,747	$1,335,000	$7,734,248	$9,069,248	$1,340,052	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$11,247,609	$461,300	$2,424,636	$4,866,865	$461,300	$7,291,501	$7,752,801	$4,913,087	Sept. 1977

	$82,871,406	$16,855,312	$68,435,754	$22,973,288	$16,855,312	$91,409,042	$108,264,354	$29,091,904

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements, which are not significant.

(3)
In 2002, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10-31 years
Other Categories of Assets	5-10 years

NOTE 2.    RENTAL PROPERTIES (Continued)

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2002	2001	2000
Rental Properties
Balance, Beginning	$100,418,389	$97,864,134	$103,822,885
Additions:
Buildings, improvements and other assets	11,260,155	2,802,942	5,349,330

	111,678,544	100,667,076	109,172,215
Deduct:
Write-off of retired or disposed assets	3,414,190	248,687	11,308,081

Balance, Ending	$108,264,354	$100,418,389	$97,864,134

Accumulated Depreciation
Balance, Beginning	$26,477,291	$22,557,098	$22,548,592
Add:
Depreciation for the year	4,303,404	4,168,880	4,302,306

	30,780,695	26,725,978	26,850,898
Deduct:
Accumulated depreciation of retired or disposed assets	1,688,791	248,687	4,293,800

Balance, Ending	$29,091,904	$26,477,291	$22,557,098

NOTE 3.    RELATED PARTY TRANSACTIONS

        The Partnerships' properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $1,224,056, $1,155,521 and $1,076,807 in 2002, 2001 and 2000, respectively. Security deposits are held in escrow by the management company (see Note 6). The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of Partnership properties. There was no mortgage servicing fee paid in 2002 and 2001. There was a mortgage servicing fee of $122 paid in 2000.

        The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2002, 2001 and 2000, approximately $719,000, $643,000 and $656,000, respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2002 expenses referred to above, approximately $231,000 consisted of repairs and maintenance and $204,000 of administrative expense; approximately $284,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Of the 2001 expenses referred to above, approximately $194,000 is recorded in repairs and maintenance, approximately $191,000 in administrative expense and approximately $62,000 in renting expense;

approximately $196,000 of architectural services and supervision of capital projects was capitalized in rental properties. Of the 2000 expenses referred to above, approximately $138,000 is recorded in repairs and maintenance, approximately $191,000 in administrative expense and approximately $44,000 in renting expense; approximately $275,000 of architectural services and supervision of capital projects was capitalized in rental properties. Additionally in 2002, 2001 and 2000, the Partnership paid to the management company $80,000, $80,000 and $74,700, respectively, for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at December 31, 2002 and 2001 is $248,630 and $155,206, respectively, due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. During the year ended December 31, 2002, the Partnership paid commissions of $94,140 to the management company of which $3,390 represents the sale of the condominium in Brockton (see Note 2) and $90,750 represents the sale of East Hampton Mall. No commissions were paid during the year ended December 31, 2001.

        In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $50,000, $50,000 and $42,500 in 2002, 2001 and 2000, respectively.

        Included in prepaid expenses and other assets were amounts due from related parties of approximately $1,075,000, $1,038,000 and $1,037,000 at December 31, 2002, 2001 and 2000, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

        On November 8, 2001, the Partnership, the majority shareholder of the General Partner and the President of the management company formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. The ownership percentages are 50%, 47 1/2% and 2 1/2%, respectively. As part of this transaction, the Partnership advanced funds in excess of its 50% interest and received interest on this excess at 8%. A mortgage of approximately $8,000,000 was taken out on this property on December 27, 2001, and the funds in excess of the required equity were returned to the members in proportion to their ownership interest in the limited liability company so their respective capital contributions are currently proportionate to their ownership interest. The interest paid to the Partnership in 2001 in connection with this transaction was $30,003.

NOTE 4.    OTHER ASSETS

        Included in prepaid expenses and other assets at December 31, 2002 and 2001 is approximately $734,000 and $552,000, respectively, held in escrow to fund future capital improvements.

        Financing and leasing fees of $684,322 and $816,414 are net of accumulated amortization of $575,510 and $609,282 at December 31, 2002 and 2001, respectively.

NOTE 5.    MORTGAGE NOTES PAYABLE

        At December 31, 2002 and 2001, the mortgage notes payable consisted of various loans, substantially all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2002, the interest rate on these loans ranged from 6% to 8.78%, payable in monthly installments aggregating approximately $632,000, including interest, to various dates through 2016. The majority of the loans are subject to prepayment penalties if paid before maturity. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2002 are as follows:

2003—current maturities	$903,000
2004	972,000
2005	11,900,000
2006	869,000
2007	2,629,000
Thereafter	65,598,000

$82,871,000

        During 2000, 11 of the Partnership's mortgages were refinanced, and two new mortgages were incurred on previously debt-free properties. The 13 new mortgages totaled approximately $33,650,000; the repaid mortgages totaled approximately $24,000,000. The new mortgages mature in 2010 and 2011 and require interest only, at rates from 7.63% to 8.46%. The repaid mortgages had interest ranging from 8.25% to 9.25% and were to mature in 2005. As a result of this new financing, the Partnership recorded a charge in 2000 of approximately $1,592,000. This amount is inclusive of prepayment penalties of approximately $1,255,000 and expensing of previously deferred financing costs of approximately $337,000. New deferred financing fees of approximately $369,000 are being amortized over the 10-year maturities of the new mortgages, using the interest rate method.

NOTE 6.    ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits. Security deposits are held by another entity owned by the majority shareholder of the General Partner (see Note 3).

NOTE 7.    PARTNERS' CAPITAL

        The Partnership has two categories of limited partners (Class A and B) and one category of General Partner (General Partner). Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1%, respectively, of the total units outstanding. All classes have equal profit-sharing and distribution rights, in proportion to their ownership interests.

        In February 2002, the Partnership voted to change its policy from semi-annual to quarterly distributions and declared quarterly distributions of $6.40 per unit, for a total distribution of $25.60 in 2002. The Partnership declared distributions of $17.70 and $14.40 in 2001 and 2000, respectively.

        In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit and pay an additional one-time distribution of $3.00 per unit on March 31, 2003.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A units. Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 depositary receipts. The following is information on the net income per depositary receipt:

	Year Ended December 31,
	2002	2001	2000
Net Income per Depositary Receipt	$4.52	$3.84	$3.35

NOTE 8.    TREASURY UNITS

        Treasury units at December 31, 2002 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64

6,973

NOTE 9.    COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

        The Partnership made commitments to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts. The Partnership estimates the total cost of these units to be approximately $3,500,000, which will initially be funded from cash reserves. At September 30, 2002, management had decided to defer the project, due to vacancies at the Westgate Apartments. The total costs incurred to date are approximately $245,000 and are included in rental properties as construction in progress.

NOTE 10.    RENTAL INCOME

        In 2002, approximately 93% of rental income from continuing operations was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future rental income under noncancellable operating leases as follows:

Commercial Property Leases
2003	$1,781,000
2004	1,671,000
2005	1,308,000
2006	1,188,000
2007	1,204,000
Thereafter	8,893,000

$16,045,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $325,000, $292,000 and $626,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Rents receivable are net of allowances for doubtful accounts of $211,202, $77,752 and $249,332 at December 31, 2002, 2001 and 2000, respectively.

NOTE 11.    CASH FLOW INFORMATION

        During the years ended December 31, 2002, 2001 and 2000, cash paid for interest was $6,580,294, $6,450,342 and $6,351,413, respectively.

        Non-cash investing and financing activities were as follows:

	Year Ended December 31, 2002
	Property Purchased	Property Sold	Total
Sale (purchase) of rental properties	$(7,200,000)	$3,138,000	$(4,062,000)

Non-cash investing and financing:
Mortgage debt incurred (paid)	5,376,898	(1,268,510)	4,108,388

Total non-cash investing and financing	5,376,898	(1,268,510)	4,108,388

Cash received (used) before other transaction expenses	$(1,823,102)	$1,869,490	$46,388

	Year Ended December 31, 2001—None
	Year Ended December 31, 2000
	Mortgage Refinanced	Property Sold	Total
Sale of rental properties	$—	$10,100,000	$10,100,000
New mortgage debt	33,650,000	—	33,650,000

	33,650,000	10,100,000	43,750,000

Non-cash investing and financing:
Mortgage debt paid	(23,831,499)	(6,034,737)	(29,866,236)

Total non-cash investing and financing	(23,831,499)	(6,034,737)	(29,866,236)

Cash received before other transaction expenses	$9,818,501	$4,065,263	$13,883,764

NOTE 12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  •
  For cash and cash equivalents, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

  •
  For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At December 31, 2002	$82,871,406	$92,326,604
At December 31, 2001	$79,613,051	$83,864,053

NOTE 13.    TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership is different than financial statement income because of accelerated depreciation, different tax lives and timing differences related to prepaid rents and allowances. Taxable income from operations is approximately $50,000 greater than statement income for the year ended December 31, 2002. The cumulative tax basis of the Partnership's real estate at December 31, 2002 is approximately $2,100,000 greater than financial statement basis.

NOTE 14.    SUBSEQUENT EVENT—NEW ACQUISITION

        In January 2003, the Partnership executed a purchase agreement for a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for $23,350,000. It is anticipated that this acquisition will require approximately 25% of the purchase price to be paid from available cash reserves and the balance to be funded by a mortgage with any approximate interest rate of 5.5%. This purchase is expected to close in the second quarter of 2003.

NOTE 15.    NEW ACCOUNTING PRONOUNCEMENTS

        The Partnership adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets" on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires separate presentation of discontinued operations for an operating property sold or considered held for sale for years beginning on January 1, 2002. In accordance with FAS 144, the Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

        The Partnership's adoption of FAS 144 resulted in: (i) the net operating results of properties sold during 2002 being presented as income from discontinued operations for all periods presented and (ii) the gain on the sale of operating properties sold, net of sale costs, being presented as income from discontinued operations for the year 2002. Implementation of FAS 144 will impact how information is classified on the income statement but will have no effect on net income (see Note 17).

        In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership does not believe that FAS 143 will have a material impact on the Partnership's financial position or results of operations.

        In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections." FAS 145 eliminates extraordinary accounting treatment for or loss on debt extinguishment and amends other existing authoritative pronouncements; it makes various technical corrections, clarifies meanings, and describes their applicability under changed conditions. The provisions of FAS 145 are effective for the Partnership with the beginning of fiscal year 2003. However, early application of FAS 145 is encouraged, and the Partnership adopted FAS 145 in 2002. Debt extinguishments reported as extraordinary items prior to scheduled or early adoptions of FAS 145 would be reclassified in most cases following adoption. The Partnership does not anticipate a significant impact on its results of operations from adopting FAS 145 (see Note 16).

        In July 2002, the FASB issued FAS 146, "Accounting For Costs Associated With Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Partnership does not anticipate a significant impact on net income from adopting FAS 146.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying agreement that is related to an asset, liability or equity security of the guaranteed party. The disclosure requirements of FIN No. 45 are effective for the Partnership as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Partnership does not expect the requirements of FIN No. 45 to have a material impact on net income, financial position or liquidity.

NOTE 16.    CHANGE IN ACCOUNTING PRINCIPLE

        During 2002, the Partnership changed its method of accounting for extinguishment of debt to conform to the new requirement of the Financial Accounting Standards Board Statement 145 (FAS 145). The effect of this change is to record the loss on the extinguishment of debt with other income or loss in arriving at net income. Prior to 2002, extinguishment of debt expense was treated as an extraordinary item. The financial statements for 2000 have been restated for this change, resulting in $1,592,268 ($9.19 per unit) of extraordinary expense being reclassified to other income or loss and the elimination of extraordinary expense. Net income is unchanged.

NOTE 17.    DISCONTINUED OPERATIONS and SALES of REAL ESTATE

        The Partnership's adoption of SFAS No. 144 (see Note 15) resulted in the presentation of the net operating results of qualifying properties sold during 2002 as income from discontinued operations for all periods presented. In addition, SFAS No. 144 resulted in the gain from the sales of these qualifying properties (totaling approximately $1,000,000) to be reflected as a gain on sales of real estate from discontinued operations in the accompanying consolidated statements of operations. The adoption of SFAS No. 144 did not have an impact on net income; it only impacted the presentation of these properties within the consolidated statements of income.

NOTE 18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Total
Revenue	$7,274,719	$7,245,778	$7,304,850	$7,448,111	$29,273,458
Expenses	5,466,801	5,559,914	5,981,704	5,723,840	22,732,259

Income Before Other Income and Discontinued Operations	1,807,918	1,685,864	1,323,146	1,724,271	6,541,199
Other Income	60,254	63,669	44,603	45,372	213,898

Income Before Discontinued Operations	1,868,172	1,749,533	1,367,749	1,769,643	6,755,097
Discontinued Operations	35,233	114,020	32,515	888,272	1,070,040

Net Income	$1,903,405	$1,863,553	$1,400,264	$2,657,915	$7,825,137

Net Income per Unit	$10.99	$10.76	$8.08	$15.34	$45.17

Net Income per Depositary Receipt	$1.10	$1.08	$0.81	$1.53	$4.52

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	Total
Revenue	$6,604,316	$6,723,911	$6,981,747	$7,207,078	$27,517,052
Expenses	5,266,507	5,344,185	5,508,273	5,518,463	21,637,428

Income Before Other Income and Discontinued Operations	1,337,809	1,379,726	1,473,474	1,688,615	5,879,624
Other Income	211,421	154,318	139,662	141,340	646,741

Income Before Discontinued Operations	1,549,230	1,534,044	1,613,136	1,829,955	6,526,365
Discontinued Operations	4,699	15,047	32,527	68,318	120,591

Net Income	$1,553,929	$1,549,091	$1,645,663	$1,898,273	$6,646,956

Net Income per Unit	$8.97	$8.94	$9.50	$10.96	$38.37

Net Income per Depositary Receipt	$0.90	$0.89	$0.95	$1.10	$3.84

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC. Its General Partner
By:	/s/ RONALD BROWN Ronald Brown, President
Dated: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 31, 2003
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 31, 2003
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	March 31, 2003

I, Ronald Brown, certify that:

1.
I have reviewed this annual report on Form 10-K of New England Realty Associates Limited Partnership;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RONALD BROWN Principal Executive Officer (President and Director of the Partnership's General Partner, NewReal, Inc.)

I, Harold Brown, certify that:

1.
I have reviewed this annual report on Form 10-K of New England Realty Associates Limited Partnership;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HAROLD BROWN Principal Financial Officer (Treasurer and Director of the Partnership's General Partner, NewReal, Inc.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)		Second Amended and Restated Contract of Limited Partnership.(1)
(4)		(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.*
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10)		Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(4)
(21)		Subsidiaries of the Partnership.(5)
(99.1)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Company (President and a Director of NewReal, Inc., sole General Partner of the Partnership).
(99.2)
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Harold Brown, Principal Financial Officer of the Company (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

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

QuickLinks

PART I
PART II
PART III
PART IV
SELECTED FINANCIAL DATA
INDEPENDENT AUDITORS' REPORT
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
SIGNATURES
EXHIBIT INDEX