Form 10-Q
period 2003-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2003-05-15
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Registrant’s Telephone Number, Including Area Code (617) 783-0039

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Rental Properties	$78,599,753	$79,172,450
Cash and Cash Equivalents	17,893,433	18,974,446
Rents Receivable	616,023	475,906
Real Estate Tax Escrows	492,885	391,253
Prepaid Expenses and Other Assets	3,084,097	2,556,572
Investment in Partnership	1,394,592	1,430,269
Financing and Leasing Fees	660,557	684,322
Total Assets	$102,741,340	$103,685,218

Liabilities and Partners’ Capital
Mortgage Notes Payable	$82,647,820	$82,871,406
Accounts Payable and Accrued Expenses	1,209,491	1,676,628
Advance Rental Payments and Security Deposits	3,193,676	3,258,958
Total Liabilities	87,050,987	87,806,992

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital 173,252 units outstanding in 2003 and 2002	15,690,353	15,878,226
Total Liabilities and Partners’ Capital	$102,741,340	$103,685,218

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	(Unaudited)
	2003	2002
Revenue
Rental income	$7,461,292	$7,218,101
Laundry and sundry income	70,800	56,618
	7,532,092	7,274,719
Expense
Administrative	363,816	369,409
Depreciation and amortization	1,112,863	1,038,381
Interest	1,659,167	1,584,656
Management fees	296,338	295,915
Operating	990,816	708,205
Renting	62,965	64,965
Repairs and maintenance	813,111	675,960
Taxes and insurance	795,209	729,310
	6,094,285	5,466,801

Income Before Other Income and Discontinued Operations	1,437,807	1,807,918
Other Income (Loss)
Interest income	55,528	66,062
(Loss) from investment in joint venture	(20,677)	(5,808)
	34,851	60,254

Income From Continuing Operations	1,472,658	1,868,172

Discontinued Operations
Income from discontinued operations	—	35,233
Gain on sale of real estate from discontinued operations	—	—

Net Income	$1,472,658	$1,903,405

Income per Unit
Income before discontinued operations	$8.50	$10.78
Income from discontinued operations	—	0.20

Net Income per Unit	$8.50	$10.98

Weighted Average Number of Units Outstanding	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General
	Class A	Class B	Partnership	Total
Balance, January 1, 2002	$9,982,006	$2,374,180	$124,986	$12,481,172

Distribution to Partners	(886,231)	(210,480)	(11,078)	(1,107,789)

Net Income	1,522,723	361,647	19,035	1,903,405

Balance, March 31, 2002	$10,618,498	$2,525,347	$132,943	$13,276,788

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2002	138,602	32,918	1,732	173,252

Balance, January 1, 2003	$12,699,650	$3,019,620	$158,956	$15,878,226

Distribution to Partners	(1,328,425)	(315,501)	(16,605)	(1,660,531)

Net Income	1,178,126	279,805	14,727	1,472,658

Balance, March 31, 2003	$12,549,351	$2,983,924	$157,078	$15,690,353

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2003	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	(Unaudited)
	2003	2002

Cash Flows from Operating Activities
Net income	$1,472,658	$1,903,405

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,112,863	1,065,050
Loss from investments in partnership and joint venture	20,677	5,808
Change in operating assets and liabilities
(Increase) in rents receivable	(140,117)	(40,941)
(Increase) in financing and leasing fees	(4,649)	(15,867)
(Decrease) in accounts payable and accrued expense	(467,137)	(127,084)
Decrease (increase) in real estate tax escrow	(101,632)	44,809
Decrease (increase) in prepaid expenses and other assets	(27,525)	7,397
Increase (decrease) in advance rental payments and security deposits	(65,282)	40,087
Total Adjustments	327,198	979,259
Net cash provided by operating activities	1,799,856	2,882,664
Cash Flows from Investing Activities
Distribution from Partnership	15,000	379,503
Down payment on acquisition	(500,000)	—
Purchase and improvement of rental properties	(511,752)	(344,183)
Net cash (used in) provided by investing activities	(996,752)	35,320
Cash Flows from Financing Activities
Principal payments of mortgages payable	(223,586)	(202,252)
Distributions to partners	(1,660,531)	(1,107,789)
Net cash (used in) financing activities	(1,884,117)	(1,310,041)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,081,013)	1,607,943

Cash and Cash Equivalents, at beginning of year	18,974,446	16,690,943
Cash and Cash Equivalents, at end of year	$17,893,433	$18,298,886

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts during 1977.  NERA and its subsidiaries own and operate various residential apartment buildings, condominium units and commercial properties located in Massachusetts, Connecticut and New Hampshire.  NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts.  In connection with the mortgages referred to in Note 5, a substantial number of NERA’s properties are owned by separate subsidiaries without any change in the historical cost basis.

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries.  NERA has a 99.67% to 100% ownership interest in each subsidiary except for the limited liability company formed in November 2001, in which the Partnership has a 50% interest.  The consolidated group is referred to as the “Partnerships.”  Minority interests are not recorded, since they are insignificant.  All significant intercompany accounts and transactions are eliminated in consolidation.  The Partnership accounts for its investment in the above mentioned limited liability company using the equity method.

Accounting Estimates:  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Accordingly, actual results could differ from those estimates.

Revenue Recognition:  Rental income from residential and commercial properties is recognized over the term of the related lease.  Amounts 60 days in arrears are charged against income. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

Rental Properties:  Rental properties are stated at cost less accumulated depreciation.  Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized.  When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income.  Rental properties are depreciated on a straight-line basis over their estimated useful lives. In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of recoverability is prepared.  The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write-down to fair value or discounted cash flow value is required.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity exclusive of transactions with owners (such as capital contributions and dividends).  NERA did not have any comprehensive income items in 2003 and 2002, other than net income as reported.

Income Per Unit: Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income per unit is the same as deducted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2003 or 2002.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds.  At March 31, 2003, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.88 % to 1.51%.  At March 31, 2003 and December 31, 2002 approximately $17,000,000 and $19,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred.  Advertising expense was $28,673 and $17,399 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 2—RENTAL PROPERTIES

As of March 31, 2003, the Partnership and its Subsidiary Partnerships owned 2,192 residential apartment units in residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of March 31, 2003, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000.  The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in January 2008.  The seller financed $1,726,898 at an interest rate of 6% interest only, for five years.  This seller-financed note is collateralized by a mortgage on the previously unencumbered 19 condominium units described above.  The balance of approximately $1,800,000 was funded from cash reserves.

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

Rental properties consist of the following:

	MARCH 31, 2003	DECEMBER 31, 2002	USEFUL LIFE
Land, improvements, and parking lots	$17,294,322	$17,294,322	10-31 years
Buildigs and improvements	83,127,312	83,031,706	15-31 years
Kitchen cabinets	1,946,473	1,849,895	5-10 years
Carpets	1,998,639	1,911,091	5-10 years
Air conditioning	217,498	214,383	7-10 years
Laundry equipment	50,537	46,974	5-7 years
Elevators	257,740	206,164	20 years
Swimming pools	86,340	86,340	10 years
Equipment	1,340,628	1,286,596	5-7 years
Motor vehicles	97,893	97,893	5 years
Fences	57,469	57,469	5-10 years
Furniture and fixtures	759,748	739,796	5-7 years
Smoke alarms	81,869	77,889	5-7 years
Construction in progress	1,459,637	1,363,836	—
	108,776,106	108,264,354
Less accumulated depreciation	30,176,353	29,091,904
	$78,599,753	$79,172,450

At March 31, 2003, construction in progress consists of $1,123,495 at Boylston Downtown LP for a new heating and air conditioning system to be completed in mid-2003 and $336,142 at Westgate Apartments LLC for design and approvals for 20 additional residential units.

NOTE 3—RELATED PARTY TRANSACTIONS

The Partnerships’ properties are managed by an entity that is owned by the majority shareholder of the General Partner.  The management fee is equal to 4% of rental revenue and laundry income.  Total fees paid were $296,329 and $300,454 for the three months ended March 31, 2003 and 2002, respectively.  Security deposits are held in escrow by the management company (see Note 6).  The management company also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of Partnership properties.  There was no mortgage servicing fee paid in the year ended December 31, 2002 or the three months ended March 31, 2003.

The Partnership Agreement also permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA.  During the three months ended March 31, 2003 and 2002 approximately $165,000 and $162,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements.   Of the 2003 expenses referred to above, approximately $88,000 consisted of repairs and maintenance and $52,000 of administrative expense; approximately $25,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties.  Of the 2002 expenses referred to above, approximately $71,000 is recorded in repairs and maintenance and $47,000 in administrative expense; approximately $44,000 of construction, architectural services and supervision of  capital projects was capitalized in rental properties.  Additionally in each of the quarters ended March 31, 2003 and 2002 the Partnership paid to the management company $20,000, for in-house accounting services, which were previously provided by an outside company.  Included in accounts payable and accrued expenses at March 31, 2003 and December 31, 2002 is $144,602 and $248,360 due to the management company.  The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property, only to the extent that total commissions do not exceed 3%.  During the year ended December 31, 2002, the Partnership paid commissions of $94,140 to the management company of which $3,390 represents the sale of the condominium in Brockton (see Note 2) and $90,750 represents the sale of East Hampton Mall.  No commissions were paid during the three months ended March 31, 2003.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership.  This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $12,500 for the three months ended March 31, 2003 and $50,000 for the year ended December 31, 2002.

Included in prepaid expenses and other assets were amounts due from related parties of $1,055,000 at March 31, 2003 and $1,075,000 at December 31, 2002, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by another entity also owned by one of the shareholders of the General Partner (see Note 6).

On November 8, 2001, the Partnership, the majority shareholder of the General Partner and the President of the management company formed a Limited Liability Company to purchase a 40-unit apartment building in Cambridge, Massachusetts.  The ownership percentages are 50%, 47½% and 2½%, respectively.  As part of this transaction, the Partnership advanced funds in excess of its 50% percent interest and received interest income on this excess, at 8%. A mortgage of approximately $8,000,000 was taken out on this property on December 27, 2001, and the funds in excess of the required equity were returned to the members in proportion to their ownership interest in the limited liability company so their respective capital contributions are currently proportionate to their ownership interest.  The interest income paid to the Partnership in 2001 in connection with this transaction was $30,003.

NOTE 4—OTHER ASSETS

Included in prepaid expenses and other assets at March 31, 2003 and December 31, 2002 is approximately $744,000 and $734,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $660,557 and $684,322 are net of accumulated amortization of $599,276 and $575,510 at March 31, 2003 and December 31, 2002, respectively.

NOTE 5—MORTGAGES NOTES PAYABLE

At March 31, 2003 and December 31, 2002, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At March 31, 2003, the interest rate on these loans ranged from 6 % to 8.78%, payable in monthly installments aggregating approximately $620,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

2004 - current maturities	$918,000
2005	994,000
2006	11,879,000
2007	853,000
2008	2,630,000
Thereafter	65,374,000
$82,648,000

NOTE 6—ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits.  Security deposits are held by another entity owned by the majority shareholder of the General Partner (see Note 3).

NOTE 7—PARTNERS’ CAPITAL

The Partnership has two categories of Limited Partners (Class A and B) and one category of General Partner (General Partner).  Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1%, respectively, of the total units outstanding.  All classes have equal profit sharing and distribution rights, in proportion to their ownership interests.

In February 2002, the Partnership voted to change its policy from semi-annual to quarterly distributions and declared quarterly distributions of $6.40 per unit, for a total distribution of $25.60 in 2002.

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit and pay an additional one-time distribution of $3.00 per unit for a total distribution of $9.60 per unit payable on March 31, 2003.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A units.  Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 depositary receipts.  The following is information on the net income per depositary receipt:

	Three months ended March 31,
	2003	2002
Net income per depositary receipt before discontinued operations	$0.85	$1.08
Net income per depositary receipt from discontinued operations	0.00	0.02
Net income per depositary receipt after discontinued operations	$0.85	$1.10

NOTE 8—TREASURY UNITS

Treasury units at March 31, 2003 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business.  The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant.  The Partnerships are not involved in any material pending legal proceedings.

The Partnership made commitments to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts.  The Partnership estimates the total cost of these units to be approximately $3,500,000, which will initially be funded from cash reserves.  At September 30, 2002, management had decided to defer the project, due to vacancies at the Westgate Apartments.  The total costs incurred to date are approximately $336,000 and are included in rental properties as construction in progress.

NOTE 10—RENTAL INCOME

During the three months ended March 31, 2003, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases

2004	$1,719,000
2005	1,545,000
2006	1,256,000
2007	1,427,000
2008	1,183,000
Thereafter	6,844,000
$13,974,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes.  Aggregate contingent rentals were approximately $143,000 for the three months ended March 31, 2003 and $325,000 for the year ended December 31, 2002, respectively.

Rents receivable are net of allowances for doubtful accounts of  $254,221 and $211,202 at March 31, 2003 and December 31, 2002, respectively.

NOTE 11—CASH FLOW INFORMATION

During the three months ended March 31, 2003 and 2002, cash paid for interest was $1,636,700 and $1,589,271 respectively.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

•                  Cash and cash equivalents, other assets, investment in partnerships, accounts payable, and advance rents and security deposits:  fair value approximates the carrying value of such assets and liabilities.

•                  Mortgage notes payable:  fair value is generally based on estimated future cash flows which are discounted using the quoted market rate for an independent source of similar obligations.  Refer to the table below for the carrying amount and estimated fair value of such instruments.

	Carrying Amount	Estimated Fair Value

Mortgage notes payable
At March 31, 2003	$82,647,820	$91,801,948
At December 31, 2002	82,871,406	92,326,604

NOTE 13—TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $103,000 greater than statement income for the quarter ended March 31, 2003 and approximately $50,000 greater than statement income for the year ended December 31, 2002.  The cumulative tax basis of the Partnership’s real estate at March 31, 2003 is approximately $2,200,000 greater than the statement basis.

NOTE 14—SUBSEQUENT EVENT – NEW ACQUISITION

On April 25, 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of approximately $23,368,000.  The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%.  The balance of the purchase was funded from cash reserves.  The mortgage has a ten-year term and is amortized over thirty years, with interest only payments for the first three years.  There is a significant prepayment penalty if the mortgage is prepaid prior to maturity.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

The Partnership adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets” on January 1, 2002.  FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The primary objectives of FAS 144 are to develop one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use.  FAS 144 requires presentation of discontinued operations for an operating property considered held for sale beginning on January 1, 2002.  In accordance with FAS 144, the Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Partnership’s adoption of FAS 144 resulted in: (i) the net operating results of properties sold during 2002 being presented as income from discontinued operations for all periods presented and (ii) the gain on the sale of operating properties sold, net of sale costs, being presented as income from discontinued operations for the year 2002.   Implementation of FAS 144 will impact how information is classified on the income statement but will have no effect on net income (see Note 17).

In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations.”  Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  FAS 143 is effective for fiscal years beginning after June 15, 2002.  The Partnership does not believe that FAS 143 will have a material impact on the Partnership’s financial position or results of operations.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections.”  FAS 145 eliminates extraordinary accounting treatment for or loss on debt extinguishment, and amends other existing authoritative pronouncements; it makes various technical corrections, clarifies meanings, and describes their applicability under changed conditions.  The provisions of FAS 145 are effective for the Partnership with the beginning of fiscal year 2003. However, early application of FAS 145 is encouraged, and the Partnership adopted FAS 145 in 2002.  Debt extinguishments reported as extraordinary items prior to scheduled or early adoptions of FAS 145 would be reclassified in most cases following adoption.  The Partnership does not anticipate a significant impact on its results of operations from adopting FAS 145 (see
Note 16).

In July 2002, the FASB issued FAS 146, “Accounting For Costs Associated With Exit or Disposal Activities.”
FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities.  The Partnership does not anticipate a significant impact on net income from adopting FAS 146.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying agreement that is related to an asset, liability or equity security of the guaranteed party.  The disclosure requirements of FIN No. 45 are effective for the Partnership as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The recognition requirements are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The

Partnership does not expect the requirements of FIN No. 45 to have a material impact on net income, financial position or liquidity.

NOTE 16—DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The Partnership’s adoption of SFAS No. 144 (see Note 15) resulted in the presentation of the net operating results of qualifying properties sold during 2002 as income from discontinued operations for all periods presented. In addition, SFAS No. 144 resulted in the gain from the sales of these qualifying properties in the second and fourth quarters of 2002 (totaling approximately $1,000,000) to be reflected as a gain on sales of real estate from discontinued operations in the accompanying consolidated statements of operations. The adoption of SFAS No. 144 did not have an impact on net income; it only impacted the presentation of these properties within the consolidated statements of income.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this report.  This Report, on Form 10-Q, contains forward-looking statements within the meaning of the securities law.  Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled “Factors That May Affect Future Results” and elsewhere in this Report.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s properties.  Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural and administrative departments.  The Partnership’s properties represent approximately 33% of the total properties and 67% of the residential properties managed by Hamilton.  Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown.  The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the “Management Fee”).  The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 17.7% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit for such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner and all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio and Edward Sarkisian, also own immaterial amounts of the Partnership’s Class A Units.

Beyond the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows NewReal to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership’s properties.  In addition to the Management Fee, from time to time the Partnership pays Hamilton for repairs and maintenance services, legal services, construction services and accounting services.  The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are at or below competitors in the marketplace.

Hamilton received approximately 10% and 7% of the total repair and maintenance expenses paid for by the Partnership in the first quarter of 2003 and the year ended December 31, 2002, respectively.  Of the funds paid to Hamilton for this purpose, the great majority related to services provided by the Hamilton maintenance department, including plumbing, electrical, and carpentry services and snow removal.  However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 66% of the legal services paid for by the Partnership for the first quarter of 2003 and approximately 62% for the year ended December 31, 2002.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to timely and successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  In 2003 and 2002, Hamilton provided the majority of the construction services and architectural services paid for by the Partnership.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions.  Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately ten people.  Hamilton currently charges the Partnership $80,000 per year for bookkeeping and accounting services.

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

Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.  Costs related to the acquisition, development, construction and improvement of properties are capitalized including interest, internal wages and benefits, real estate taxes and insurance.  Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing.  Replacements and improvements — such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations are capitalized and depreciated over their estimated useful lives as follows:

•                                          Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets.  In assessing estimated useful lives, the Partnership makes assumptions based on historical experience acquired from both within and outside the Partnership.  These assumptions have a direct impact on the Partnership’s net income.

•                                          Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs, are expensed.

If there is an event or change in circumstances that indicates an impairment in the value of a property, the Partnership’s policy is to assess the impairment by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property.  If the carrying value is in excess of the estimated projected operating cash flows of the property, the Partnership would recognize an impairment loss equivalent to the amount required to adjust the carrying amount to its estimated fair value.  The Partnership has not recognized an impairment loss since 1995.

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

Results of Operations

Three months ended March 31, 2003 and March 31, 2002

The Partnership and its Subsidiary Partnerships earned income from operations of  $1,437,807 during the three months ended March 31, 2003 compared to $1,807,918 for the three months ended March 31, 2002, a decrease of $370,111(20%).  This decrease in operating income is largely due to an increase in operating expenses offset by a slight increase in rental income. Due to a softening residential rental market, rental rates at many of the properties remained unchanged in the three months ended March 31, 2003 while expenses continued to increase. Management believes that for the remainder of 2003 the higher cost of utilities and snow removal to be nonrecurring as well as many one time repair and maintenance expenses. Management is also very active in the real estate tax abatement process and competitive bidding of its insurance coverage, each of which account for the increase in expenses.

The rental activity is summarized as follows:

	Occupancy Date
	May 5, 2003	March 6, 2003	May 1, 2002

Residential
Units	2,395	2,211	2,143
Vacancies	58	53	45
Vacancy rate	2.4%	2.4%	2.1%
Commercial
Total square feet	85,275	85,275	137,775
Vacancy	0	0	0
Vacancy rate	0%	0%	0%

	Rental Income (in thousands) Three Months Ended March 31,
	2003		2002
	Total Operations	Continuing Operations	Total Operations	Continuing Operations

Total rents

$

7,461

$

7,461

$

7,356

$

7,218

Residential percentage	93%	93%	91%	93%
Commercial percentage	7%	7%	9%	7%
Contingent rentals	$143	$143	$122	$73

Rental income from continuing operations for the three months ended March 31, 2003 was approximately $7,461,000 compared to approximately $7,218,000 for the three months ended

March 31, 2002, an increase of approximately $243,000(3%).  The increase is due in large part to the acquisition of a 69 unit residential apartment complex located on Dean Street in Norwood, Massachusetts (referred to as “Dean Street”) in June 2002.  Rental income from Dean Street for the three months ended March 31, 2003 was approximately $222,000.  In addition, rental income at some of the Partnership's other properties increased slightly, although some of the Partnership's larger properties suffered decreases in rental income at some of the larger properties. Rental income at the Westgate Apartments in Woburn decreased approximately $61,000 (7%) due to rental credits of one to three months given to new tenants during the first quarter of 2003 in the ongoing effort to stay competitive in a relatively soft rental market.  There were no rental credits given at Westgate during the same period in 2002.  Rental income at 62 Boylston Street decreased approximately $63,000(6%) due to increased vacancies at the property.  Management believes that due to the continued weakness in the Massachusetts economy, such concessions may be necessary in the short term. Long term, management believes its diversified portfolio and its ongoing improvement plan, both in type and location, will continue to provide stability in the income stream.

Total expenses for the three months ended March 31, 2003 were $6,094,285 compared to $5,466,801 for the three months ended March 31 2002, an increase of $627,484 (11%). Expenses related to the Dean Street acquisition represent approximately $234,000 of this increase. Unrelated to the acquisition of Dean Street, there was an increase in expenses of approximately $393,000.  Operating expenses excluding the Dean Street acquisition and sold properties increased $243,065(37%) substantially due to increases in utility and snow removal costs due to a long, cold and snowy winter.  Also excluding Dean Street and sold properties, repairs and maintenance expense increased $124,570(18%) due to ongoing repairs to Partnership properties, and taxes and insurance increased $46,713(6%) due to an increase in insurance premiums and valuations.

The Partnership has a 50% ownership interest in a limited liability company that owns a 40 unit residential property in Cambridge, Massachusetts.  For the three months ended March 31, 2003, the Partnership’s share of loss on this investment is $20,677 due to an increase in operating expenses and a decrease in rental rates.  Real estate taxes increased approximately $7,000 and rental rates decreased during the three months ended March 31, 2003.  There are no vacancies at March 31, 2003.

Interest income decreased $10,534 (16%) primarily due to a decline in interest rates.

During the three months ended March 31, 2002, the Partnership had income from discontinued operations of approximately $35,000 which represents the net income from the East Hampton Mall, sold in December 2002 as well as the condominium sold in June 2002.

As a result of the changes discussed above, net income for the three months ended March 31, 2003 was $1,472,658 compared to $1,903,405 for the three months ended March 31, 2002, a decrease of $430,747 (23%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2003 and 2002 was the collection of rents as well as the sale of  two Partnership properties during 2002.

The majority of cash and cash equivalents of $17,893,433 at March 31, 2003 and $18,974,446 at December 31, 2002 was held in interest bearing accounts at credit worthy financial institutions.

This decrease of $1,081,013 at March 31, 2003 is summarized as follows:

	Three Months Ended March 31,
	2003	2002

Cash provided by operating activities	$1,799,856	$2,882,664
Cash (used in) provided by investing activities	(996,752)	35,320
Cash (used in) other financing activities	(223,586)	(202,252)
Dividends paid	(1,660,531)	(1,107,789)
Net (decrease) increase in cash and cash equivalents	$(1,081,013)	$1,607,943

The decrease in cash provided by operating activities is primarily due to the decrease in operating income before depreciation expense.  The increase in cash used in investing activities is due to capital improvements to certain of the Partnership’s properties and a $500,000 deposit on a future acquisition.  The increase in cash used in financing activities was due to principal payments on mortgages.

On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000.  The Partnership assumed a first mortgage of approximately $3,650,000 with payments of $25,271 per month, including interest at 7.08%, and a final payment of approximately $3,300,000 in February 2008.  The seller financed $1,726,898 at an interest rate of 6%, with interest-only payments for 5 years, which financing is collateralized by a mortgage on 19 condominium units owned by the Partnership.  The balance of approximately $1,800,000 was funded from cash reserves.

In June 2002, the Partnership sold a condominium unit located in Brockton, Massachusetts for $113,000.  The net gain on the sale was $92,778 after deducting basis, a 3% commission to the management company (see Note 3 to the Consolidated Financial Statements) and other expenses of the sale.  The net cash flow to the Partnership was $104,494.

In December 2002, the Partnership sold the East Hampton Mall located in East Hampton, Connecticut for $3,025,000.  The net gain on the sale was $916,524 after deducting basis, mortgage prepayment penalties, a 3% commission to the management company (see Note 3 to the Consolidated Financial Statements) and other expenses of the sale.  The net cash to the Partnership was $1,414,661 after payment of the existing mortgage and selling expenses.  For the years ended

December 31, 2002 this property contributed less than 2% of rental income and less than 1% of cash flow from operations.

In February 2002, the Partnership voted to change its dividend policy from semi-annual to a quarterly distribution and declared a quarterly dividend of $6.40 per unit ($0.64 per depositary receipt).  The distribution was payable on March 31, June 30, September 30, and December 31, 2002 and totaled $25.60 ($2.56 per depositary receipt) for 2002.

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit ($0.66 per depositary receipt) and pay an additional one-time distribution of $3.00 per unit ($0.30 per depositary receipt) for a total distribution of $9.60 per unit ($0.96 per depositary receipt) payable on March 31, 2003.  The total distribution paid to the partners on March 31, 2003 was $1,660,531.

During the three months ended March 31, 2003, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $511,000. The most significant improvements were made at the following properties: $94,645 at 1144 Commonwealth Avenue in Allston, Massachusetts; $80,162 at Avon Street Apartments in Malden, Massachusetts; $46,218 at 62 Boylston Street Boston, Massachusetts; and $34,814 at Olde English Apartments in Lowell, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2003, the Partnership and its Subsidiary Partnerships plan to invest an additional $2,000,000 in capital improvements during 2003, the majority of which will be spent at 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue, Redwood Hills and Westside Colonial.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash reserves. Management believes these focused capital improvements will continue to improve marketing; lower vacancies and improve net operating income long term.

The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

The Partnership had plans to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts.  As of March 31, 2003, the Partnership has put the project on hold due to the general softening of the residential rental market, resulting in a decrease in occupancy rates at Westgate.  The pre-construction costs incurred to date of approximately $336,000 have been capitalized and included in rental properties.  Management reviews the status of the development periodically to consider the optimum time in which to start construction.

On April 25, 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of approximately $23,368,000. The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%.  The balance of the purchase was funded from cash reserves.  The mortgage has a ten-year term and is amortized over thirty years, with interest only payments for the first three years.  There is a significant prepayment penalty if the mortgage is prepaid prior to its 10 year maturity.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”).  While forward looking statements reflect management’s good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2003 and beyond.

Along with risks detailed from time to time in the Partnership’s filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include but are not limited to the following:

•                                          The Partnership depends on the real estate markets where its properties are located and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.

•                                          The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenant’s financial condition and the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues.  The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single-family homes in the greater Boston metropolitan area.

•                                          The Partnership is subject to increases in heating and utility costs that my arise as a result of economic and market conditions.

•                                          The Partnership may fail to identify, acquire, construct, or develop additional properties; may develop properties that do not produce a desired yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

•                                          Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.

•                                          Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain.  In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership.  These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions.  Coverage for these items is either unavailable or prohibitively expensive.

•                                          Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities.  These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, mold and radon gas.   Management is not aware of any material environmental liabilities at this time.

•                                          Market interest rates could adversely affect the market prices for Class A Partnership Units and depositary receipts as well as performance and cash flow.

The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.  The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future.  This may result in increases in vacancy rates or a reduction in some rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose.  The Partnership will consider refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, the Partnership and its subsidiary Partnerships collectively have approximately $82,648,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Item 4–CONTROLS AND PROCEDURES

The Partnership's principal executive officer and principal financial officer have within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate.  There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation.  We do not believe any significant deficiencies or material weaknesses exist in our internal controls.  Accordingly, no corrective actions have been taken.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)           See the exhibit index below.

(b)           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

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

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RONALD BROWN
Principal Executive Officer (President and Director of the Partnership’s General Partner, NewReal, Inc.)

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

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’sf ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HAROLD BROWN
Principal Financial Officer (Treasurer and Director of the Partnership’s General Partner, NewReal, Inc.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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