Form 10-Q
period 2003-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2003-08-14
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 OR

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

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         ☒     No         ☐

INDEX

PART I - FINANCIAL INFORMATION

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Rental Properties	$103,806,017	$79,172,450
Cash and Cash Equivalents	10,200,343	18,974,446
Rents Receivable	631,094	475,906
Real Estate Tax Escrows	536,672	391,253
Prepaid Expenses and Other Assets	3,200,039	2,556,572
Investment in Partnership	1,349,231	1,430,269
Financing and Leasing Fees	683,243	684,322

Total Assets	$120,406,639	$103,685,218

Liabilities and Partners’ Capital
Mortgage Notes Payable	$99,423,296	$82,871,406
Accounts Payable and Accrued Expenses	1,414,222	1,676,628
Advance Rental Payments and Security Deposits	3,605,503	3,258,958

Total Liabilities	104,443,021	87,806,992

Commitments and Contingent Liabilities (Notes 9 and 16)

Partners’ Capital 173,252 units outstanding in 2003 and 2002	15,963,618	15,878,226

Total Liabilities and Partners’ Capital	$120,406,639	$103,685,218

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenue
Rental income	$7,773,317	$7,181,361	$15,234,609	$14,398,440
Laundry and sundry income	80,266	61,029	151,066	123,189

	7,853,583	7,242,390	15,385,675	14,521,629
Expense
Administrative	356,740	302,525	720,556	671,934
Depreciation and amortization	1,261,480	1,152,291	2,374,343	2,190,672
Interest	1,839,294	1,606,222	3,498,461	3,190,878
Management fees	324,020	294,719	620,358	590,634
Operating	628,211	534,542	1,619,027	1,242,747
Renting	142,356	80,065	205,321	145,030
Repairs and maintenance	1,045,828	852,262	1,858,939	1,528,222
Taxes and insurance	858,913	737,289	1,654,122	1,466,599
	6,456,842	5,559,915	12,551,127	11,026,716

Income from Operations	1,396,741	1,682,475	2,834,548	3,494,913

Other Income (Loss)
Interest income	43,500	70,884	99,028	136,947
(Loss) from investment in partnership	(25,361)	(3,825)	(46,038)	(9,633)
	18,139	67,059	52,990	127,314

Income from Continuing Operations	1,414,880	1,749,534	2,887,538	3,622,227

Discontinued Operations
Income from discontinued operations	—	21,241	—	56,475
Gain on the sale of real estate	—	92,778	—	92,778
	—	114,019	—	149,253

Net Income	$1,414,880	$1,863,553	$2,887,538	$3,771,480

Income per Unit
Income before discontinued operations	$8.17	$10.10	$16.67	$20.91
Income from discontinued operations	—	.66	—	. 86
Net Income per Unit	$8.17	$10.76	$16.67	$21.77

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General Partnership
	Class A	Class B		Total

Balance, January 1, 2002	$9,982,006	$2,374,180	$124,986	$12,481,172

Distribution to Partners	(1,771,847)	(420,814)	(22,148)	(2,214,809)

Net Income	3,017,183	716,581	37,715	3,771,479

Balance, June 30, 2002	$11,227,342	$2,669,947	$140,553	$14,037,842

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2002	138,602	32,918	1,732	173,252

Balance, January 1, 2003	$12,699,650	$3,019,620	$158,956	$15,878,226

Distribution to Partners	(2,241,717)	(532,408)	(28,021)	(2,802,146)

Net Income	2,310,030	548,632	28,876	2,887,538

Balance, June 30, 2003	$12,767,963	$3,035,844	$159,811	$15,963,618

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2003	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Cash Flows from Operating Activities
Net income	$2,887,538	$3,771,479

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,374,343	2,244,010
Gain on the sale of rental property	—	(92,778)
Loss from investment in partnership	46,038	9,633
Change in operating assets and liabilities
(Increase) in rents receivable	(155,188)	(83,687)
(Increase) in financing and leasing fees	(47,373)	(64,811)
Increase (decrease) in accounts payable	(262,406)	77,859
(Increase) in real estate tax escrow	(145,419)	(4,278)
(Increase) in prepaid expenses and other assets	(652,765)	(141,581)
Increase in advance rental payments and security deposits	346,545	182,785

Total Adjustments	1,503,775	2,127,152

Net cash provided by operating activities	4,391,313	5,898,631

Cash Flows from Investing Activities
Distribution from partnership	35,000	429,503
Purchase and improvement of rental properties	(9,950,160)	(3,713,855)
Net proceeds from the sale of rental property	—	104,494

Net cash (used in) investing activities	(9,915,160)	(3,179,858)

Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(448,110)	(405,025)
Distributions to partners	(2,802,146)	(2,214,809)

Net cash (used in) financing activities	(3,250,256)	(2,619,834)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,774,103)	98,939
Cash and Cash Equivalents, at beginning of year	18,974,446	16,690,943

Cash and Cash Equivalents, at end of year	$10,200,343	$16,789,882

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

Income Per Unit: Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income per unit is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2003 or 2002.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions or purchase money market accounts invested in U.S. Government securities or mutual funds invested in government bonds.  At June 30, 2003, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from .75% to 1.43%.  At June 30, 2003 and December 31, 2002 approximately $10,000,000 and $19,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred.  Advertising expense was $69,194 and $38,684 for the six months ended June 30, 2003 and 2002, respectively.

Interim Financial Reporting:  The accompanying consolidated interim financial statements of New England Realty Associates Limited Partnership are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted.  While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in the Partnership’s 2002 Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Partnership’s financial statements for the interim periods presented.  The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2—RENTAL PROPERTIES

As of June 30, 2003, the Partnership and its Subsidiary Partnerships owned 2,376 residential apartment units in residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of June 30, 2003, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership.  The total purchase price for the five units was $2,421,286 including closing costs.  This acquisition was funded from cash reserves.  See Note 3 for a discussion of certain related parties associated with this acquisition and Note 16 for a description of a mortgage to be obtained subsequent to June 30, 2003. Harold Brown has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units for a three year period since acquisition.

On April 25, 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of approximately $23,368,000.  The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%.  The balance of the purchase was funded from cash reserves.  The mortgage has a ten-year term and is amortized over 30 years, with interest only payments for the first three years.  There is a significant prepayment penalty if the mortgage is paid prior to maturity.

On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000.  The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in January 2008.  The seller financed $1,726,898 at an interest rate of 6% interest only, for five years.  This seller-financed note is collateralized by a mortgage on previously unencumbered 19 condominium units.  The balance of approximately $1,800,000 was funded from cash reserves.

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

Rental properties consist of the following:

	JUNE 30, 2003	DECEMBER 31 2002	USEFUL LIFE
Land, improvements, and parking lots	$22,472,256	$17,294,322	10-31 years
Buildings and improvements	103,952,260	83,031,706	15-31 years
Kitchen cabinets	2,024,565	1,849,895	5-10 years
Carpets	2,130,764	1,911,091	5-10 years
Air conditioning	255,625	214,383	7-10 years
Laundry equipment	54,467	46,974	5-7 years
Elevators	274,740	206,164	20 years
Swimming pools	86,340	86,340	10 years
Equipment	1,391,746	1,286,596	5-7 years
Motor vehicles	97,893	97,893	5 years
Fences	75,654	57,469	5-10 years
Furniture and fixtures	797,763	739,796	5-7 years
Smoke alarms	81,868	77,889	5-7 years
Construction in progress	1,518,573	1,363,836	—
	135,214,514	108,264,354
Less accumulated depreciation	31,408,497	29,091,904
	$103,806,017	$79,172,450

At June 30, 2003, construction in progress consists of $1,133,578 at Boylston Downtown LP for a new heating and air conditioning system to be completed in mid-2003 and $384,995 at Westgate Apartments LLC for design and approvals and site work for 20 additional residential units.

NOTE 3—RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company (“Hamilton”) which is owned by the majority owner and treasurer of New Real, Inc. (the “General Partner”).  The management fee is equal to 4% of rental revenue and laundry income.  Total fees paid were approximately $620,000 and $603,000 for the six months ended June 30, 2003 and 2002, respectively.  Security deposits are held in escrow by Hamilton (see Note 6).  Hamilton also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of Partnership properties.  There was no mortgage servicing fee paid in the year ended December 31, 2002 or the six months ended June 30, 2003.

The Partnership Agreement also permits the General Partner or its management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA.  During the six months ended June 30, 2003 and 2002 approximately $316,000 and $369,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2003 expenses referred to above, approximately $135,000 consisted of repairs and maintenance and $122,000 of administrative expense; approximately $59,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties.  Of the 2002 expenses referred to above, approximately $118,000 is recorded in repairs and maintenance and $96,000 in administrative expense; approximately $155,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties.  Additionally in each of the six months ended June 30, 2003 and 2002 the Partnership paid Hamilton $40,000, for in-house accounting services.  Included in accounts payable and accrued expenses at June 30, 2003 and December 31, 2002 is $173,014 and $248,360 due to Hamilton.  The Partnership Agreement entitles the General Partner or its management company to receive certain commissions upon the sale of Partnership property, only to the extent that total commissions do not exceed 3%.  During the year ended December 31, 2002, the Partnership paid commissions of $94,140 to Hamilton of which $3,390 represents the sale of the condominium in Brockton and $90,750 represents the sale of the East Hampton Mall (see Note 2).  No commissions were paid during the six months ended June 30, 2003.

In 1996, prior to becoming an employee and President of Hamilton, the current President performed asset management consulting services to the Partnership.  This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $25,000 for the six months ended June 30, 2003 and $50,000 for the year ended December 31, 2002.

Included in prepaid expenses and other assets were amounts due from related parties of approximately $1,266,000 at June 30, 2003 and $1,075,000 at December 31, 2002, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by Hamilton (see Note 6).

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

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts.  These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton.  The total purchase price for these condominiums was approximately $2,416,000 and was approved by both the Partnership’s advisory committee and the audit committee of the General Partner.  Harvard 45 realized a gain of approximately $648,000 from these sales.  Harvard 45 also sold 16 units to unrelated parties and the prices for the total 21 units sold are comparable.  See Note 16 for a description of a guarantee to be given on a proposed $1,600,000 mortgage of these five units.

The above 42-unit condominium building is managed by an entity wholly owned by the 25% shareholder and President of the General Partner.  That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

NOTE 4—OTHER ASSETS

Included in prepaid expenses and other assets at June 30, 2003 and December 31, 2002 is approximately $813,000 and $734,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $683,243 and $684,322 are net of accumulated amortization of $606,758 and $575,510 at June 30, 2003 and December 31, 2002, respectively.

NOTE 5—MORTGAGES NOTES PAYABLE

At June 30, 2003 and December 31, 2002, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At June 30, 2003, the interest rate on these loans ranged from 6 % to 8.78%, payable in monthly installments aggregating approximately $697,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

(See Note 16 for information on mortgages refinanced on August 1, 2003 and reflected in this maturity schedule.)

2004- current maturities	$692,000
2005	749,000
2006	842,000
2007	1,088,000
2008	6,148,000
Thereafter	89,904,000
$99,423,000

NOTE 6—ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements for certain properties require tenants to maintain a one-month advance rental payment plus security deposits.  Security deposits are held by Hamilton (see Note 3).

NOTE 7—PARTNERS’ CAPITAL

The Partnership has two classes of Limited Partners (Class A and B) and one category of General Partner.  Under the terms of the Partnership Agreement, Class B units and General Partnership units must represent 19% and 1%, respectively, of the total units outstanding.  All classes have equal profit sharing and distribution rights, in proportion to their ownership interests.

In February 2002, the Partnership voted to change its policy from semi-annual to quarterly distributions and declared quarterly distributions of $6.40 per unit, for a total distribution of $25.60 in 2002.

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit and pay an additional one-time distribution of $3.00 per unit for a total distribution of $9.60 per unit payable on March 31, 2003.  The Partnership paid a quarterly distribution of $6.60 per unit on June 30, 2003.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A units.  Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 depositary receipts.  The following is information on the net income per depositary receipt:

	Six months ended June 30,
	2003	2002
Net income per depositary receipt before discontinued operations	$1.67	$2.09
Net income per depositary receipt from discontinued operations	—	.09
Net income per depositary receipt after discontinued operations	$1.67	$2.18

NOTE 8—TREASURY UNITS

Treasury units at June 30, 2003 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64

6,973

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business.  The Partnership either has insurance coverage fully covering such claims or has provided for any uninsured claims which, in the aggregate, are not significant.  The Partnerships are not involved in any material pending legal proceedings.

The Partnership has committed to construct 20 additional residential units at the Westgate Apartments in Woburn, Massachusetts, scheduled for completion in the Fall of 2004.  The Partnership estimates the total cost of these units to be approximately $4,000,000, which will initially be funded from cash reserves.  The total costs incurred to date are approximately $385,000 and are included in rental properties as construction in progress.

NOTE 10—RENTAL INCOME

During the six months ended June 30, 2003, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases

2004	$1,724,000
2005	1,456,000
2006	1,266,000
2007	2,428,000
2008	1,175,000
Thereafter	6,544,000

$14,593,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes.  Aggregate contingent rentals were approximately $196,000 for the six months ended June 30, 2003 and $325,000 for the year ended December 31, 2002, respectively.

Rents receivable are net of allowances for doubtful accounts of $293,129 and $211,202 at June 30, 2003 and December 31, 2002, respectively.

NOTE 11—CASH FLOW INFORMATION

During the six months ended June 30, 2003 and 2002, cash paid for interest was approximately $3,454,000 and

$3,199,500 respectively.

Non-cash investing and financing activities were as follows:

6 Months Ended June 30, 2003
1st Mortgage incurred on Framingham acquisition	$17,000,000
Total Non-cash investing and financing activity	$17,000,000

6 Months Ended June 30, 2002
1st Mortgage assumed on Norwood acquisition	$3,643,128
Mortgage issued to seller of Norwood property	1,726,898
Total Non-cash investing and financing activity	$5,370,026

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

	Carrying Amount	Estimated Fair Value

Mortgage notes payable
At June 30, 2003	$99,423,296	$113,207,731
At December 31, 2002	82,871,406	92,326,604

NOTE 13—TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $ 200,000 greater than statement income for the six months ended June 30, 2003 and approximately $50,000 greater than statement income for the year ended December 31, 2002.  The cumulative tax basis of the Partnership’s real estate at June 30, 2003 is approximately $2,200,000 greater than the statement basis.

NOTE 14— NEW ACCOUNTING PRONOUNCEMENTS

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

The Partnership’s adoption of FAS 144 resulted in: (i) the net operating results of properties sold during 2002 being presented as income from discontinued operations for all periods presented and (ii) the gain on the sale of operating properties sold, net of sale costs, being presented as income from discontinued operations for the year 2002.  Implementation of FAS 144 will impact how information is classified on the income statement but will have no effect on net income (see Note 15).

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

NOTE 15 —DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The Partnership’s adoption of SFAS No. 144 (see Note 14) resulted in the presentation of the net operating results of qualifying properties sold during 2002 as income from discontinued operations for all periods presented.  In addition, SFAS No. 144 resulted in the gain from the sales of these qualifying properties in the second and fourth quarters of 2002 (totaling approximately $1,000,000) to be reflected as a gain on sales of real estate from discontinued operations in the accompanying consolidated statements of operations. The adoption of SFAS No. 144 did not have an impact on net income; it only impacted the presentation of these properties within the consolidated statements of income.

NOTE 16 — SUBSEQUENT EVENTS — MORTGAGE REFINANCINGS AND LOSS ON EARLY
EXTINGUISHIMENT OF DEBT

On August 1, 2003, the Partnership refinanced four mortgage loans with outstanding balances totaling approximately $11,526,000, with interest rates from 8.38% to 8.75% that would mature in 2005 with final payments due in 2005 of approximately $11,000,000.  The total of the four new loans is $26,750,000 with interest rates from 4.84% to 5.30%.  These new loans require interest payments for ten years, and then the entire $26,750,000 becomes due.  The total monthly payments on the old loans were approximately $101,000 including principal of approximately $20,000.  The total monthly interest payments on the new mortgages are approximately $109,000, resulting in an increased monthly payment for these four properties of $8,000, or $96,000 per year. Annual interest expenses will increase approximately $330,000 due to the increased debt.  The new mortgages also contain substantial prepayment penalties if paid before maturity.  The Partnership’s cash reserves have been increased approximately $13,000,000 as a result of these refinancings.

The Partnership will record a loss on the early extinguishment of debt in the third quarter of 2003 of approximately $1,435,000 because of prepayment penalties paid of approximately $1,355,000, and the write off of deferred financing fees of approximately $80,000.  Deferred financing fees on the new mortgages, of approximately $132,000 will be amortized over their ten-year term.

On July 31, 2003, the Partnership received a commitment letter from a bank, subject to due diligence, for a $1,600,000 mortgage loan for three years, with interest only payments at 5.25% and no payment penalties, secured by the five condominium units acquired by the Partnership in June 2003.  Total origination and closing costs will approximate $18,000.  The majority owner of the General Partner will guarantee to the bank 50% of the outstanding indebtedness at any time during the life of the mortgage.

Independent Accountants’ Review Report

The Partners

New England Realty Associates Limited Partnership

We have reviewed the accompanying consolidated balance sheet of New England Realty Associates Limited Partnership and Subsidiary partnerships as of June 30, 2003, and the related consolidated statements of income for the three month and six month periods ended June 30, 2003 and 2002, the consolidated statement of changes in partners’ capital, and the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of New England Realty Associates Limited Partnership.

A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of New England Realty Associates Limited Partnership as of December 31, 2002, and related consolidated statements of income, partners’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects.

/s/ Miller Wachman
Certified Public Accountants
Boston, Massachusetts

August 6, 2003

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this report.  This Report, on Form 10-Q, contains forward-looking statements within the meaning of the securities laws.  Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled “Factors That May Affect Future Results” and elsewhere in this Report.

New England Realty Associates Limited Partnership and Subsidiaries (the “Partnership) has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s properties except for the five condominium units purchased by the Partnership in June 2003 (See Note 3 to the Consolidated Financial Statements).  Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural and administrative departments.  The Partnership’s properties represent approximately 33% of the total properties and 67% of the residential properties managed by Hamilton.  Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown, Hamilton’s owner.  The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the “Management Fee”).  The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 17.7% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit for such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio, and Edward Sarkisian also own immaterial amounts of depository receipts representing the Partnership’s Class A Units.

Beyond the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows NewReal to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership’s properties.  In addition to the Management Fee, from time to time the Partnership pays Hamilton for repairs and maintenance services, legal services, architectural and construction services and accounting services.  The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

Hamilton accounted for approximately 13% and 7% of the repair and maintenance expense paid by the Partnership during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, and carpentry services, snow removal and the use of equipment such as fork lifts.   However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 76% of the legal services paid for by the Partnership during the six months ended June 30, 2003 and approximately 62% during the year ended December 31, 2002.

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

Since 1991, the Partnership has employed Hamilton to perform its bookkeeping and accounting functions.  Hamilton’s accounting staff consists of approximately ten people and Hamilton currently charges the Partnership $80,000 per year for bookkeeping and accounting services.

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

Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.  Costs related to the acquisition, development, construction and improvement of properties are capitalized including interest, internal wages and benefits, real estate taxes and insurance.  Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing.  Replacements and improvements- such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations are capitalized and depreciated over their estimated useful lives as follows:

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

If there is an event or change in circumstances that indicates an impairment in the value of a property, the Partnership’s policy is to assess the impairment by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property.  If the carrying value is in excess of the estimated projected operating cash flows of the property, we would recognize an impairment loss equivalent to the amount required to adjust the carrying amount to its estimated fair value.  The Partnership has not recognized an impairment loss since 1995.

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

Results of Operations

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

The Partnership and its subsidiary partnerships and limited liability companies (the “Subsidiary Partnerships”) earned income from continuing operations of $1,396,741 during the three months ended June 30, 2003 compared to $1,682,475 for the three months ended June 30, 2002, a decrease of $285,734 (17%).  This decrease in operating income is largely due to an increase in operating expenses of approximately $900,000 (16%) offset by an increase in rental income of approximately $600,000 (8%).  Due to a softening residential rental market, rental rates at many of the properties declined slightly in the three months ended June 30, 2003 and expenses continue to increase.

The rental activity is summarized as follows:

	Occupancy Date
	August 11, 2003	December 31, 2002	July 31, 2002

Residential
Units	2,400	2,211	2,211
Vacancies	70	53	42
Vacancy rate	2.9%	2.4%	1.9%
Commercial
Total square feet	85,275	85,275	137,775
Vacancy	0	0	0
Vacancy rate	0%	0%	0%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2003		2002
	Total Operations	Continuing Operations	Total Operations	Continuing Operations

Total rents

$

7,773

$

7,773

$

7,307

$

7,181

Residential percentage	93%	93%	91%	93%
Commercial percentage	7%	7%	9%	7%
Contingent rentals	$90	$90	$115	$77

Rental income from continuing operations for the three months ended June 30, 2003 was approximately $7,773,000 compared to approximately $7,181,000 for the three months ended June 30, 2002, an increase of approximately $592,000 (8%).  The increase is due in large part to two significant acquisitions made by the Partnership.  In April 2003, the Partnership acquired a

184 unit residential property located at 9 School Street in Framingham, Massachusetts (referred to as “School Street”).  Rental income from School Street from the date of acquisition through June 30, 2003 was approximately $412,000.  In June 2002, the Partnership acquired a 69 unit residential apartment complex located on Dean Street in Norwood, Massachusetts (referred to as “Dean Street”).   Rental income from Dean Street for the three months ended June 30, 2003 was approximately $222,000.  These increases are offset by a decrease in rental income at one of the larger properties.  Rental income at 62 Boylston Street decreased approximately $66,000 (6%) during the three months ended June 30, 2003 due to increased vacancies at the property.  Rental income at the other Partnership properties remained relatively unchanged.

Total expenses from continuing operations for the three months ended June 30, 2003 were $6,456,842 compared to $5,559,915 for the three months ended June 30, 2002, an increase of $896,927 (16%). Expenses related to the two new acquisitions represent approximately $654,000 of this increase.  Unrelated to these acquisitions, there was an increase in expenses of approximately $286,000.  The most significant increases, excluding the acquired properties, were operating expenses of $52,700 (10%) primarily due to increases in utility and snow removal costs due to the long, cold and snowy winter and spring;  repairs and maintenance expenses of $127,368 (15%) due to ongoing repairs to Partnership properties; taxes and insurance of $67,845 (9%) due to an increase in insurance premiums and valuations and renting expenses of $59,641 primarily for rental commissions paid by the Partnership which in the past were paid by tenants.  These increases were offset by minor reductions in other expenses.   Of the approximately $654,000 of expenses related to the two new acquisitions, approximately $264,000 is for interest expense and approximately $195,000 was for depreciation expense.

The Partnership has a 50% ownership interest in a limited liability partnership that owns a 40 unit residential property in Cambridge, Massachusetts (the “Cambridge Investment”).  For the three months ended June 30, 2003, the Partnership’s share of loss on this investment is $25,361 attributable to an increase in repairs and maintenance expenses as well as rental commissions due to tenant turnover.  There were no vacancies as of August 11, 2003.

Interest income decreased $27,384 (39%) primarily due to a decline in interest rates.

During the three months ended June 30, 2002, the Partnership had income from discontinued operations of approximately $114,000 which represents the net income from the East Hampton Mall, sold in December 2002 as well as the sale of a condominium sold in June 2002 for a gain of approximately $93,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2003 was $1,414,880 compared to $1,863,553 for the three months ended June 30, 2002, a decrease of $448,672 (24%).

Comparison of the six months ended June 30, 2003 and the six months ended June 30, 2002

The Partnership and its Subsidiary Partnerships earned income from continuing operations of $2,834,548 for the six months ended June 30, 2003 compared to $3,494,913 for the six months ended June 30, 2002, a decrease of $660,365 (19%).  For the six months ended June 30, 2003, rental income was $15,234,609 compared to $14,398,440 for the six months ended June 30, 2002, an increase of $836,169 (6%).

The following is a summary of the Partnership’s rental income for the six months ended June 30, 2003 and 2002:

	Rental Income (In thousands)
	Six Months Ended June 30,
	2003		2002
	Total Operations	Continuing Operations	Total Operations	Continuing Operations

Total rents	$15,235	$15,235	$14,663	$14,398
Residential percentage	93%	93%	91%	92%
Commercial percentage	7%	7%	9%	8%
Contingent rentals	$196	$196	$237	$150

Rental income from continuing operations for the six months ended June 30, 2003 was approximately $15,235,000 compared to approximately $14,398,000 for the six months ended June 30, 2002, an increase of approximately $837,000 (6%).  The acquisitions of Dean Street and School Street represents approximately $856,000 of this increase.  As discussed above, this increase is offset by a decrease in rental income at two of the Partnership’s properties.  Rental income at 62 Boylston Street decreased approximately $129,000 during the six months ended June 30, 2003, due to increased vacancies at the property, and rental income at Westgate Woburn decreased approximately $70,000 due to vacancies and rental credits given to tenants during 2003. Rental income at the majority of other Partnership properties have remained relatively stable.

Total expenses from continuing operations for the six months ended June 30, 2003 were $12,551,127 compared to $11,026,716 for the six months ended June 30, 2002 an increase of $1,524,411 (14%).  Expenses related to the two acquisitions were approximately $888,000. Unrelated to the two acquisitions, expenses increased approximately $679,000.  The most significant increases unrelated to the acquisitions were operating expenses of approximately $296,000 (24%); repairs and maintenance expenses of approximately $271,000 (18%); taxes and insurance of approximately $115,000 (8%).  The reasons for these increases are discussed above. Of the approximately $888,000 increase related to the two new acquisitions, approximately $354,000 was for interest expense and approximately $250,000 was for depreciation expense.

For the six months ended June 30, 2003, the Partnership’s share of loss on the Cambridge Investment was $46,038, compared to a loss of $9,633 for the six months ended June 30, 2002, an increase of $36,405.  A softening of the rental market has resulted in higher tenant turnover, vacancies (although there are no vacancies as of August 11, 2003) and increases in repairs and maintenance expenses and rental commissions.

Interest income decreased $37,919 due to a decline in the interest rates.

During the six months ended June 30, 2002, the Partnership had income from discontinued operations of approximately $149,000 which represents the approximate net income of $57,000 from the East Hampton Mall, sold in December 2002 as well as the gain from the sale of a condominium sold in June 2002 of approximately $93,000.  As a result of the changes discussed above, net income for the six months ended June 30, 2003 was $2,887,538 compared to $3,771,480 for the six months ended June 30, 2002, a decrease of $883,942(23%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2003 and 2002 was the collection of rents as well as the sale of two Partnership properties during 2002.

The majority of cash and cash equivalents of $10,200,343 at June 30, 2003 and $18,974,446 at December 31, 2002 was held in interest bearing accounts at credit worthy financial institutions.

This decrease of $8,774,103 at June 30, 2003 is summarized as follows:

	Six Months Ended June 30,
	2003	2002

Cash provided by operating activities	$4,391,313	$5,898,631
Cash (used in) investing activities	(9,915,160)	(3,179,858)
Cash (used in) other financing activities	(448,110)	(405,025)
Dividends paid	(2,802,146)	(2,214,809)
Net (decrease) increase in cash and cash equivalents	$(8,774,103)	$98,939

The decrease in cash provided by operating activities is primarily due to the decrease in operating income before depreciation expense.  The increase in cash used in investing activities is due to the acquisition of the two properties in 2003 utilizing cash reserves in excess of $8,000,000.   The increase in cash used in financing activities was due to the increase in the principal payments on the mortgages and increases in Partnership distributions.

On August 1, 2003, the Partnership refinanced four mortgage loans with a total outstanding balance of approximately $11,526,000, earning interest at rates ranging from 8.38% to 8.75%.  All of these loans matured in 2005 at approximately $11,000,000.  The Partnership borrowed a total of $26,750,000, pursuant to these four mortgages, with interest rates from 4.84% to 5.30%.  The new loans are represented by ten year notes with interest only payments during their entire terms.  The total monthly payment on the old loans was $101,000 including principal of approximately $20,000.  The total monthly payment on the new loans are approximately $109,000, resulting in an increase in annual payments of approximately $96,000.  Annual interest expense will increase approximately $330,000 due to the increased debt.  The Partnership’s cash reserves have been increased approximately $13,000,000 as a result of these financings.  See Note 5 to the Consolidated Financial Statements for a schedule of the mortgage debt maturities.

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are affiliated with the Partnership.  The total purchase price for the five units was $2,421,286 including closing costs.  This acquisition was funded from cash reserves. In the event any of these units are sold during the three year period commencing on the date of acquisition and the sale price is less than the price paid by the Partnership for such units, Harold Brown has agreed to indemnify the Partnership for the difference. On July 31, 2003 the Partnership received a commitment, subject to due diligence and inspections, for a three year $1,600,000 mortgage on these five units.  At August 11, 2003, the inspections and due diligence has not been completed.  If and when the mortgage is obtained, the $1,600,000 will be added to cash reserves.

On April 25, 2003, the Partnership acquired a 184 unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of $23,368,000.  The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%.  The balance of approximately $6,368,000 was funded from cash reserves.  The mortgage has a ten-year term and is amortized over 30 years, with interest only payments for the first three years.  There is a significant prepayment penalty if the mortgage is prepaid prior to its ten year maturity.

On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000.  The Partnership assumed a first mortgage of approximately $3,650,000 with payments of $25,271 per month, including interest at 7.08%, and a final payment of approximately $3,300,000 in February 2008.  The seller financed $1,726,898 at an interest rate of 6%, with interest-only payments for five years.  This loan is collateralized by a mortgage on 19 condominium units owned by the Partnership.  The balance of approximately $1,800,000 was funded from cash reserves.

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

In February 2002, the Partnership voted to change its distribution policy from semi-annual to a quarterly distribution and declared a quarterly distribution of $6.40 per Unit ($0.64 per depositary receipt).  The distribution was payable on March 31, June 30, September 30, and December 31, 2002 and totaled $25.60 ($2.56 per depositary receipt) for 2002.

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit ($0.66 per depositary receipt) and pay an additional one-time distribution of $3.00 per unit for a total distribution of $9.60 per unit payable on March 31, 2003.   The Partnership paid a quarterly distribution of $6.60 ($0.66 per depository receipt) per unit on June 30, 2003.

During the six months ended June 30, 2003, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,023,000.  The most significant improvements were made at the following properties: $227,902 at 62 Boylston Street in Boston, Massachusetts; $121,391 at 1144 Commonwealth Avenue in Allston, Massachusetts; $109,000 at 9 School Street in Framingham, Massachusetts; $84,875 at Avon Street Apartments in Malden, Massachusetts; $71,333 at Hamilton Oaks Apartments in Brockton, Massachusetts; and $70,834 at Westgate Woburn Apartments in Woburn, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2003, the Partnership and its Subsidiary Partnerships plan to invest an additional $1,500,000 in capital improvements during 2003, the majority of which will be spent at 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue, Redwood Hills, Westside Colonial and Hamilton Oaks.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash reserves.

The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

The Partnership has plans to construct 20 additional residential units at a cost of approximately $4,000,000 at the Westgate Apartments in Woburn, Massachusetts available for occupancy in the fall of 2004.  The pre-construction costs incurred to date of approximately $385,000 have been capitalized. This construction will be funded from cash reserves.

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

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future.  This has resulted in increases in vacancy rates and or/a reduction in some rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, the Partnership and its Subsidiary Partnerships collectively have approximately $99,423,000 in long-term debt (increased by $15,224,000 on August 1, 2003), all of which pays interest at fixed rates.  Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5, 12 and 16 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Item 4—CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14( c) and 15d-14( c) under the Securities and Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate.  There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation.  We do not believe any significant deficiencies or material weaknesses exist in our internal controls.  Accordingly, no corrective actions have been taken.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)                                  See the exhibit index below.

(b)                                 A Form 8-K was filed with the Securities and Exchange Commission on Registrant’s behalf on May 8, 2003 reporting, under items 2 and 7, the acquisition by the Registrant of an apartment complex in Framingham, Massachusetts.  An amendment to this Form 8-K was filed on July 7, 2003, which included audited financial statements relating to the Framingham, Massachusetts property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

NEW ENGLAND REALTY ASSOCIATES
LIMITED PARTNERSHIP

	By:	NEW REAL, INC.,
its General Partner*

	By:	/s/ Ronald Brown
Ronald Brown, President

	*	Functional equivalent of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(99.1)	Certification of Ronald Brown, Principal Executive Officer of the Company (President and a Director of NewReal, Inc., sole General Partner of the Partnership).

(99.2)	Certification of Harold Brown, Principal Financial Officer of the Company (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

(99.3)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Company (President and a Director of NewReal, Inc., sole General Partner of the Partnership).

(99.4)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Harold Brown, Principal Financial Officer of the Company (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).