Form 10-Q
period 2003-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2003-11-14
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 OR

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

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002 (audited)

Consolidated Statements of Income for the Three Months Ended September 30, 2003 and September 30, 2002, and the Nine Months Ended September 30, 2003 and September 30, 2002 (all unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002

Consolidated Statement of Changes in Partners’ Capital for the Nine Months Ended September 30, 2003 And September 30, 2002 (all unaudited)

Notes to Financial Statements

Independent Accountant’s Review Report

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets
Rental Properties	$103,573,812	$79,172,450
Cash and Cash Equivalents	25,323,431	18,974,446
Rents Receivable	547,247	475,906
Real Estate Tax Escrows	556,290	391,253
Prepaid Expenses and Other Assets	2,816,293	2,556,572
Investment in Partnership	1,341,904	1,430,269
Financing and Leasing Fees	751,450	684,322
Total Assets	$134,910,427	$103,685,218

Liabilities and Partners’ Capital
Mortgage Notes Payable	$116,081,015	$82,871,406
Accounts Payable and Accrued Expenses	1,517,113	1,676,628
Advance Rental Payments and Security Deposits	3,334,161	3,258,958
Total Liabilities	120,932,289	87,806,992

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital 173,252 units outstanding in 2003 and 2002	13,978,138	15,878,226
Total Liabilities and Partners’ Capital	$134,910,427	$103,685,218

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenue
Rental income	$7,802,000	$7,248,597	$23,036,610	$21,647,038
Laundry and sundry income	74,404	59,645	225,470	182,834

	7,876,404	7,308,242	23,262,080	21,829,872
Expense
Administrative	354,565	359,631	1,075,120	1,031,564
Depreciation and amortization	1,509,915	1,193,630	3,884,258	3,384,302
Interest	1,979,737	1,689,858	5,478,199	4,880,736
Management fees	313,296	305,866	933,655	896,500
Operating	611,553	511,620	2,230,580	1,754,367
Renting	264,570	136,468	469,892	281,498
Repairs and maintenance	1,351,568	1,050,646	3,210,507	2,578,868
Taxes and insurance	830,970	733,986	2,485,090	2,200,585
	7,216,174	5,981,705	19,767,301	17,008,420

Income before Other Income and Discontinued Operations	660,230	1,326,537	3,494,779	4,821,452

Other Income (Loss)
Interest income	39,470	72,050	138,498	208,997
(Loss) from investment in partnership	(47,328)	(30,837)	(93,366)	(40,470)
(Loss) on the write off of property assets	(60,000)	0	(60,000)	0
(Loss) on the early extinguishments of debt	(1,436,238)	0	(1,436,238)	0
	(1,504,096)	41,213	(1,451,106)	168,527

Income from Continuing Operations	(843,866)	1,367,750	2,043,673	4,989,979

Discontinued Operations
Income from discontinued operations	0	32,514	0	88,986
Gain on the sale of real estate	0	0	0	92,778
Total discontinued operations	0	32,514	0	181,764

Net Income (Loss)	$(843,866)	$1,400,264	$2,043,673	$5,171,743
Income (Loss) per Unit
Income (Loss) before discontinued operations	$(4.87)	$7.89	$11.80	$28.80
Income from discontinued operations	0.19		0	1.05
Net Income (Loss) per Unit	$(4.87)	$8.08	$11.80	$29.85

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General Partnership	Total
	Class A	Class B
Balance, January 1, 2002	$9,982,006	$2,374,180	$124,986	$12,481,172

Distribution to Partners	(2,657,464)	(631,148)	(33,218)	(3,321,830)

Net Income	4,137,394	982,631	51,718	5,171,743

Balance, Sept. 30, 2002	$11,461,936	$2,725,663	$143,486	$14,331,085

Units authorized and Issued, net of 6,973 Treasury Units at Sept. 30, 2002	138,602	32,918	1,732	173,252

Balance, January 1, 2003	$12,699,650	$3,019,620	$158,956	$15,878,226

Distribution to Partners	(3,155,009)	(749,315)	(39,437)	(3,943,761)

Net Income	1,634,938	388,298	20,437	2,043,673
Balance, Sept. 30, 2003	$11,179,579	$2,658,603	$139,956	$13,978,138

Units authorized and Issued, net of 6,973 Treasury Units at Sept. 30, 2003	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$2,043,673	$5,171,743
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,884,258	3,463,913
Gain on the sale of rental property	0	(92,778)
Loss from investment in partnership	93,365	40,470
Loss on the write off of rental property	60,000	0
Loss from early extinguishments of debt	1,436,238	0
Change in operating assets and liabilities
(Increase) in rents receivable	(71,341)	(68,926)
(Increase) in financing and leasing fees	(141,025)	(62,793)
(Decrease) in accounts payable	(159,514)	(19,325)
(Increase) in real estate tax escrow	(165,037)	(33,117)
(Increase) in prepaid expenses and other assets	(273,667)	(419,572)
Increase in advance rental payments and security deposits	75,203	87,317
Total Adjustments	4,738,480	2,895,189
Net cash provided by operating activities	6,782,153	8,066,932
Cash Flows from Investing Activities
Distribution from partnership	(5,000)	429,503
Purchase and improvement of rental properties	(11,257,777)	(4,608,000)
Net proceeds from the sale of rental property	0	104,494
Net cash (used in) investing activities	(11,262,777)	(4,074,003)
Cash Flows from Financing Activities
Proceeds of mortgage notes payable	16,824,376	0
Payments of mortgage notes payable	(614,768)	(625,380)
Payment of prepayment penalties in connection with the early extinguishment of debt	(1,436,238)	0
Distributions to partners	(3,943,761)	(3,321,830)
Net cash provided by (used in) financing activities	10,829,609	(3,947,210)
Net Increase in Cash and Cash Equivalents	6,348,985	45,719
Cash and Cash Equivalents, at beginning of year	18,974,446	16,690,943
Cash and Cash Equivalents, at end of year	$25,323,431	$16,736,662

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2003 or 2002.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions.  At September 30, 2003, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from .44% to 1.23%.  At September 30, 2003 and December 31, 2002 approximately $25,000,000 and $19,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred.  Advertising expense was $136,702 and $59,457 for the nine months ended September 30, 2003 and 2002, respectively.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Partnership’s financial statements for the interim periods presented.  The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2—RENTAL PROPERTIES

As of September 30, 2003, the Partnership and its Subsidiary Partnerships owned 2,376 residential apartment units in residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of September 30, 2003, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership.  The total purchase price for the five units was $2,421,286 including closing costs.  This acquisition was initially funded from cash reserves.   In August 2003, the Partnership obtained a $1,600,000 mortgage on these condominiums (See Note 5).  See Note 3 for a discussion of certain related parties associated with this acquisition.  The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units for a three-year period from acquisition.

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

Rental properties consist of the following:

	SEPTEMBER 30 2003	DECEMBER 31 2002	USEFUL LIFE
Land, improvements, and parking lots	$22,571,997	$17,294,322	10-31 years
Buildings and improvements	104,685,063	83,031,706	15-31 years
Kitchen cabinets	2,249,276	1,849,895	5-10 years
Carpets	2,324,768	1,911,091	5-10 years
Air conditioning	776,238	214,383	7-10 years
Laundry equipment	61,034	46,974	5-7 years
Elevators	285,525	206,164	20 years
Swimming pools	98,105	86,340	10 years
Equipment	1,508,728	1,286,596	5-7 years
Motor vehicles	97,893	97,893	5 years
Fences	87,660	57,469	5-10 years
Furniture and fixtures	831,420	739,796	5-7 years
Smoke alarms	87,957	77,889	5-7 years
Construction in progress	856,467	1,363,836	—
	136,522,131	108,264,354
Less accumulated depreciation	32,948,319	29,091,904
	$103,573,812	$79,172,450

At September 30, 2003, construction in progress consists of $856,467 at Westgate Apartments LLC for design, approvals, site work, and the commencement of construction of 20 additional residential units.  Estimated total costs will be $4,000,000 to be completed in the third quarter of 2004.

NOTE 3—RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by The Hamilton Company (“Hamilton”), which is owned by the majority owner and treasurer of New Real, Inc. (the “General Partner”).  The management fee is equal to 4% of rental revenue and laundry income.  Total fees paid were approximately $934,000 and $913,000 for the nine months ended September 30, 2003 and 2002, respectively.  Security deposits are held in escrow by Hamilton (see Note 6).  Hamilton also receives a mortgage servicing fee equal to an annual rate of 1/2% of the monthly outstanding balance of mortgages receivable resulting from the sale of Partnership properties.  There was no mortgage servicing fee paid in the year ended December 31, 2002 or the nine months ended September 30, 2003.

The Partnership Agreement also permits the General Partner or its management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA.  During the nine months ended September 30, 2003 and 2002 approximately $471,000 and $548,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements.   Of the 2003 expenses referred to above, approximately $207,000 consisted of repairs and maintenance and $168,000 of administrative expense; approximately $96,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties.  Of the 2002 expenses referred to above, approximately $181,000 is recorded in repairs and maintenance and $147,000 in administrative expense; approximately $220,000 of architectural services and supervision of capital projects was capitalized in rental properties.   Additionally in each of the nine months ended September 30, 2003 and 2002 the Partnership paid Hamilton $60,000, for in-house accounting services.  Included in accounts payable and accrued expenses at September 30, 2003 and December 31, 2002 is $169,506 and $248,360 due to Hamilton.  The Partnership Agreement entitles the General Partner or its management company to receive certain commissions upon the sale of Partnership property, only to the extent that total commissions do not exceed 3%.  During the year ended December 31, 2002, the Partnership paid commissions of $94,140 to Hamilton of which $3,390 represents the sale of the condominium in Brockton and $90,750 represents the sale of The East Hampton Mall (see Note 2).  No commissions were paid during the nine months ended September 30, 2003.

In 1996, prior to becoming an employee and President of Hamilton, the current President performed asset management consulting services to the Partnership.  This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $37,500 for the nine months ended September 30, 2003 and $50,000 for the year ended December 31, 2002.

Included in prepaid expenses and other assets were amounts due from related parties of approximately $1,167,000 at September 30, 2003 and $1,075,000 at December 31, 2002, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by Hamilton (see Note 6).

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

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts.  These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton.  The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership’s advisory committee and the audit committee of the General Partner.  Harvard 45 realized a gain of approximately $648,000 from these sales.  Harvard 45 also sold 16 units to unrelated parties and the prices for the total 21 units sold are comparable.  See Note 5 for a description of the guarantee given on a $1,600,000 mortgage of these five units.

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

NOTE 4—OTHER ASSETS

Included in prepaid expenses and other assets at September 30, 2003 and December 31, 2002 is approximately $612,000 and $734,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $751,450 and $684,322 are net of accumulated amortization of $238,480 and $575,510 at September 30, 2003 and December 31, 2002, respectively.

NOTE 5—MORTGAGES NOTES PAYABLE

At September 30, 2003 and December 31, 2002, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At September 30, 2003, the interest rate on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $732,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these mortgages.

Approximate annual maturities are as follows:

2004- current maturities	$705,000
2005	763,000
2006	2,509,000
2007	2,834,000
2008	4,413,000
Thereafter	104,856,000
$116,080,000

On August 1, 2003, the Partnership refinanced four mortgages loans with outstanding balances totaling approximately $11,526,000, with interest rates from 8.38% to 8.75% that would mature in 2005 with final payments due in 2005 of approximately $11,000,000.  The total of the four new mortgage loans is $26,750,000 with interest rates from 4.84% to 5.30%.  These new loans require interest payments for ten years, and then the entire $26,750,000 becomes due.  The total monthly payments on the old loans were approximately $101,000 including principal of approximately $20,000.  The total monthly interest payments on the new mortgages are approximately $109,000, resulting in an increased monthly payment for these four properties of $8,000 or $96,000 per year.  Annual interest expenses will increase approximately $340,000 due to the increased debt.  The new mortgages also contain substantial prepayment penalties if paid before maturity.  The Partnership’s cash reserves have been increased approximately $13,000,000 as a result of these refinancings.

The Partnership has recorded a loss on the early extinguishment of debt of approximately $1,436,000 because of prepayment penalties of approximately $1,355,000, and the write off of deferred financing fees of approximately $81,000.  Deferred financing fees on the new mortgages, of approximately $132,000 will be amortized over their ten-year term.

In August 2003, the Partnership obtained a $1,600,000 mortgage loan for three years, with interest only payments at 5.25% and no prepayment penalties, secured by the five condominium units acquired by the Partnership in June 2003. Total origination and closing costs approximate $18,000 to be amortized over 3 years.  The majority owner of the General Partner will guarantee to the bank 50% of the outstanding indebtedness at any time during the life of the mortgage.

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

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit and pay an additional one-time distribution of $3.00 per unit for a total distribution of $9.60 per unit payable on March 31, 2003.  The Partnership paid a quarterly distribution of $6.60 per unit on June 30, 2003, and on September 30, 2003.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A units.  Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 depositary receipts.  The following is information per depositary receipt:

	Nine Months ended Sept 30,
	2003	2002
Net income per depositary receipt before discontinued operations	$1.18	$2.88
Net income per depositary receipt from discontinued operations	—	.11
Net income per depositary receipt after discontinued operations	$1.18	$2.99

Distributions per depositary receipt	$2.28	$1.92

NOTE 8—TREASURY UNITS

Treasury units at September 30, 2003 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
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

NOTE 10—RENTAL INCOME

During the nine months ended September 30, 2003, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases

2004	$1,689,000
2005	1,399,000
2006	1,182,000
2007	1,960,000
2008	1,161,000
Thereafter	6,328,000
$13,719,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes.  Aggregate contingent rentals were approximately $289,000 for the nine months ended September 30, 2003 and $325,000 for the year ended December 31, 2002, respectively.

Rents receivable are net of allowances for doubtful accounts of  $382,018 and $211,202 at September 30, 2003 and December 31, 2002, respectively.  Included in rents receivable is approximately $300,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11—CASH FLOW INFORMATION

During the nine months ended September 30, 2003 and 2002, cash paid for interest was approximately $5,413,959 and $4,894,000 respectively.

Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30, 2003
	Investing Activities	Financing Activities	Total

New Mortgage Debt	$—	$45,350,000	$45,350,000
(Purchase) of rental property	(25,415,900)	—	(25,415,900)
	(25,415,900)	45,350,000	19,934,100

Non cash investing and financing
Mortgage on Framingham acquisition	17,000,000	(17,000,000)	—
Mortgage debt paid from refinancings	—	(11,525,624)	(11,525,624)
Total non- cash investing and financing activity	17,000,000	(28,525,624)	(11,525,624)

Cash received (used) before other transaction expenses	$(8,415,900)	$16,824,376	$8,408,476

	Nine Months Ended September 30, 2002
	Investing Activities	Financing Activities	Total

(Purchase) of Rental properties	$(7,200,000)	$—	$(7,200,000)
New Mortgage Debt	—	5,370,026	5,370,026
	(7,200,000)	5,370,026	(1,829,974)

Non-cash investing and Financing
Mortgage debt on Norwood acquisition	5,370,026	(5,370,026)	—
	5,370,026	(5,370,026)	—

Cash (used) before other transactions expenses	$(1,829,974)	$—	$(1,829,974)

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

	Carrying Amount	Estimated Fair Value

Mortgage notes payable
At September 30, 2003	$116,081,015	$123,919,153
At December 31, 2002	82,871,406	92,326,604

NOTE 13—TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $160,000 greater than statement income for the nine months ended September 30, 2003 and approximately $50,000 greater than statement income for the year ended December 31, 2002.  The cumulative tax basis of the Partnership’s real estate at September 30, 2003 is approximately $2,200,000 greater than the statement basis.

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

Independent Accountants’ Review Report

The Partners

New England Realty Associates Limited Partnership

We have reviewed the accompanying consolidated balance sheet of New England Realty Associates Limited Partnership and Subsidiary partnerships as of September 2003, and the related consolidated statements of income for the three month and nine month periods ended September 30, the consolidated statement of changes in partners’ capital, and the consolidated statements of cash flows for the nine month periods ended September 30. We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of New England Realty Associates Limited Partnership.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of New England Realty Associates Limited Partnership as of December 31, 2002, and related consolidated statements of income, partners’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31 is fairly stated, in all material respects.

/s/ Miller Wachman LLP
Certified Public Accountants
Boston, Massachusetts

November 5, 2003

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

New England Realty Associates Limited Partnership and its subsidiary limited liability companies and limited partnerships (the “Partnership) have retained The Hamilton Company (“Hamilton”) to manage and administer their properties (See Note 3 to the Consolidated Financial Statements).  Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural and administrative departments.  The properties represent approximately 33% of the total properties and 67% of the residential properties managed by Hamilton.  Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown, who owns all of Hamilton's capital stock.  The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”).  The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 17.7% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit for such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and, as noted above, all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio, and Edward Sarkisian also own immaterial amounts of the Partnership’s Class A Receipts.

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

Hamilton accounted for approximately 6% and 7% of the repair and maintenance expense paid by the Partnership during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.  Of the funds paid to Hamilton for this purpose, the majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, and carpentry services, snow removal and the use of equipment such as fork lifts.   However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 75% of the legal services paid for by the Partnership during the nine months ended September 30, 2003 and approximately 62% during the year ended December 31, 2002.

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

Legal Contingencies

The Partnership is subject to various legal proceedings and claims that arise, from time to time, in the ordinary course of business.  These matters are frequently covered by insurance.  If it is determined that a loss is likely to occur, the estimated amount of the loss is recorded in the financial statements.  Both the amount of the expected loss and the point at which its occurrence is considered likely can be difficult to determine.

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

The Partnership and its Subsidiary Partnerships, on a consolidated basis, earned income before other income and discontinued operations of $660,230 during the three months ended September 30, 2003 compared to $1,326,537 for the three months ended September 30, 2002, a decrease of $666,307 (50%).  This decrease in operating income before other income and discontinued operations is largely due to an increase in operating expenses of approximately $1,200,000 (20%) offset by an increase in rental income of approximately $554,000 (8%).  As more fully described below, both increases are substantially due to acquisitions in 2003.  Due to a softening residential rental market, rental income at many of the properties declined in the three months ended September 30, 2003 and expenses continue to increase.

The rental activity is summarized as follows:

	Occupancy Date
	October 31, 2003	August 11, 2003	December 31, 2002	November 11, 2002

Residential
Units	2,400	2,400	2,211	2,211
Vacancies	95	70	53	71
Vacancy rate	4.0%	2.9%	2.4%	3.2%

Commercial
Total square feet	85,275	85,275	85,275	137,775
Vacancy	0	0	0	0
Vacancy rate	0%	0%	0%	0%

	Rental Income (in thousands) Three Months Ended September30,
	2003		2002
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,876	$7,876	$7,435	$7,308
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$93	$93	$126	$44

Rental income from continuing operations for the three months ended September 30, 2003 was approximately $7,876,000 compared to approximately $7,308,000 for the three months ended

September 30, 2002, an increase of approximately $568,000 (8%).  The increase is due to two acquisitions made by the Partnership.  In April 2003, the Partnership acquired a 184 unit residential property located at 9 School Street in Framingham, Massachusetts (referred to as “School Street”).  On June 30, 2003, the Partnership acquired five condominium units in Brookline, Massachussets.  Rental income from School Street for the three months ended September 30, 2003 was approximately $576,000 and rental income from the five condos purchased in June was approximately $33,000. Total rental income at the other Partnership properties decreased approximately $55,000.  This decrease is due to an increase in vacancies and decreases in rental rates.

Total expenses from continuing operations for the three months ended September 30, 2003 were $7,216,174 compared to $5,981,705 for the three months ended September 30, 2002, an increase of approximately $1,234,000 (21%).  Expenses related to these acquisitions represent approximately $668,000 of this increase.  Unrelated to these acquisitions, there was an increase in expenses of approximately $566,000.  The most significant increases, excluding the acquired properties, was repairs and maintenance expenses of approximately $247,000 (24%) including cleaning and repainting of vacant apartments;  renting expenses of approximately $114,000 (84%) due to increased advertising expenses as well as rental commissions paid by the Partnership; other operating expenses of approximately $36,000 (7%)  due to increases in utility costs; taxes and insurance of approximately $45,000 (6%) due to increases in the real estate taxes based upon higher property valuations and increased insurance premiums.  Additionally, interest expense increased approximately $290,000 which includes $238,000 of interest expense from the financing of School Street.  Depreciation increased approximately $316,000(26%) of which approximately $250,000 relates to the acquired properties and the balance is from continuing capital improvements at other properties.

The Partnership has a 50% ownership interest in a limited liability company that owns a 40 unit residential property in Cambridge, Massachusetts (the “Cambridge Investment”).  For the three months ended September 30, 2003, the Partnership’s share of loss on this investment is $47,328 due to rental concessions, a decrease in rental rates, an increase in rental commissions and an increase in repairs and maintenance expenses due to tenant turnover.  There were two vacancies as of  November 5, 2003.

Interest income decreased $32,580 (45%) primarily due to a decline in interest rates.

On August 1, 2003, the Partnership refinanced four mortgages with outstanding balances totaling approximately $11,526,000.  The Partnership recorded a loss on the early extinguishment of debt of $1,436,238 due to prepayment penalties of approximately $1,355,000 and deferred financing fees of approximately $81,000 on the mortgages paid.

During the three months ended September 30, 2002, the Partnership had income from discontinued operations of approximately $33,000 which represents the net income from the East Hampton Mall, sold in December 2002.  Rental income at this property was approximately $127,000.

During the three months ended September 30, 2003, the Partnership recorded a non-cash charge of $60,000 due to the write-off of air conditioning and heating equipment replaced at 62 Boylston Street.

As a result of the changes discussed above, net loss for the three months ended September 30, 2003 was $843,866 compared to net income of $1,400,264 for the three months ended September 30, 2002, a change of $2,244,130 (160%).

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $3,494,779 for the nine months ended September 30, 2003 compared to $4,821,452 for the nine months ended September 30, 2002, a decrease of $1,326,623 (28%).  This decrease is due to an increase in operating expenses of approximately $2,759,000 offset by increased rental income of approximately $1,433,000.  As more fully described below, these increases are primarily the result of acquisitions in 2003, and decreases in rental income and increases in operating expenses at other properties.

The following is a summary of the Partnership’s rental income for the nine months ended September 30, 2003 and 2002:

	Rental Income (In thousands) Nine Months Ended September 30,
	2003		2002
	Total Operations	Continuing Operations	Total Operations	Continuing Operations

Total rents	$23,262	$23,262	$22,221	$21,830
Residential percentage	93%	93%	91%	92%
Commercial percentage	7%	7%	9%	8%
Contingent rentals	$289	$289	$363	$130

Rental income from continuing operations for the nine months ended September 30, 2003 was approximately $23,262,000 compared to approximately $21,830,000 for the nine months ended September 30, 2002, an increase of approximately $1,432,000 (7%).  The two acquisitions in 2003 and Dean Street in June 2002 represents approximately $1,416,000 of this increase.  The increase for the nine months ended September 30, 2003 is offset by a decrease in rental income at two of the Partnership’s properties.  Rental income at 62 Boylston Street decreased approximately $112,000 during the nine months ended September 30, 2003, due to increased vacancies at the property, and rental income at Westgate Woburn decreased approximately $67,000 due to vacancies and rental credits given to tenants during 2003.  Rental income at the majority of other Partnership properties has remained relatively stable.

Total expenses from continuing operations for the nine months ended September 30, 2003 were $19,767,301 compared to $17,008,420 for the nine months ended September 30, 2002 an increase of $2,758,881 (16%).  Expenses related to the acquisitions were approximately $1,566,000. Unrelated to the acquisitions, expenses increased approximately $1,193,000.  The most significant increases unrelated to the acquisitions were operating expenses of approximately

$332,000 (19%); repairs and maintenance expenses of approximately $518,000 (20%); taxes and insurance of approximately $159,000 (7%) and renting expenses of approximately $169,000 (60%).  The reasons for these increases are discussed above.  Of the approximately $1,566,000 increase related to the acquisitions, approximately $588,000 was for interest expense and approximately $483,000 was for depreciation expense.

For the nine months ended September 30, 2003, the Partnership’s share of loss on the Cambridge Investment was $93,366, compared to a loss of $40,470 for the nine months ended September 30, 2002, an increase of $52,896.  A softening of the rental market has resulted in higher tenant turnover, rental concessions, increased vacancies and increases in repairs and maintenance expenses and rental commissions.

Interest income decreased $70,499 due to a decline in interest rates.

As discussed above, the Partnership incurred a loss of $1,436,236 on the early extinguishment of debt.

During the nine months ended September 30, 2002, the Partnership had income from discontinued operations of approximately $89,000 which represents the approximate net income from the East Hampton Mall, sold in December 2002, as well as the gain of approximately $93,000 from the sale of a condominium in June 2002.

As a result of the changes discussed above, net income for the nine months ended September 30, 2003 was $2,043,673 compared to $5,171,743 for the nine months ended September 30, 2002, a decrease of $3,128,070 (60%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2003 and 2002 was the collection of rents, refinancing of Partnership properties and the sales of two Partnership properties during 2002.

The majority of cash and cash equivalents of $25,323,431 at September 30, 2003 and $18,974,446 at December 31, 2002 was held in interest bearing accounts at credit worthy financial institutions.

This increase of $6,348,985 at September 30, 2003 is summarized as follows:

	Nine Months Ended September 30,
	2003	2002
Cash provided by operating activities	$6,782,153	$8,066,932
Cash (used in) investing activities	(11,262,777)	(4,074,003)
Cash provided by (used in) financing activities	14,773,370	(625,380)
Dividends paid	(3,943,761)	(3,321,830)
Net increase in cash and cash equivalents	$6,348,985	$45,719

The decrease in cash provided by operating activities is primarily due to the decrease in operating income before depreciation expense.  The increase in cash used in investing activities is primarily due to the acquisition of the two properties in 2003 utilizing cash reserves in excess of $8,000,000 plus additional improvements to rental properties.   The increase in cash provided by financing activities is due to the refinancing of four of the Partnership properties in August 2003.

On August 1, 2003, the Partnership refinanced four mortgage loans with a total outstanding balance of approximately $11,526,000, earning interest at rates ranging from 8.38% to 8.75%.  All of these loans matured in 2005.  The Partnership borrowed a total of  $26,750,000, with interest rates ranging from 4.84% to 5.30%.  The new loans are represented by ten-year notes with interest only payments during their entire terms.  The total monthly payment on the old loans was $101,000 including principal of approximately $20,000.  The total monthly payment on the new loans is approximately $109,000, resulting in an increase in annual payments of approximately $96,000. Annual interest expense will increase approximately $340,000 due to the increased debt.  The Partnership’s cash reserves have increased approximately $13,000,000 as a result of these financings.  See Note 5 to the Consolidated Financial Statements for a schedule of the mortgage debt maturities.

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are affiliated with the Partnership.  In the event any of these units are sold during the three year period commencing on the date of acquisition and the sale price is less than the price paid by the Partnership for such units, Harold Brown has agreed to indemnify the Partnership for the difference.  The total purchase price for the five units was $2,421,286 including closing costs. This acquisition was funded from cash reserves.  In August 2003, the Partnership obtained a $1,600,000 mortgage loan for three years, with interest only payments at 5.25% and no prepayment penalties, secured by these five condominium units.

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

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit ($0.66 per depositary receipt) and pay an additional one-time distribution of $3.00 per unit ($0.30 per depositary receipt) for a total distribution of $9.60 per unit ($0.96 per depositary receipt) payable on March 31, 2003.   The Partnership paid a quarterly distribution of $6.60 per unit ($0.66 per depositary receipt) on June 30, and September 30, 2003.

During the nine months ended September 30, 2003, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,918,000. The most significant approximate improvements were made at the following properties: $356,000 at 62 Boylston Street in Boston, Massachusetts; $149,000 at 1144 Commonwealth Avenue in Allston, Massachusetts; $247,000 at 9 School Street in Framingham, Massachusetts; $94,000 at Avon Street Apartments in Malden, Massachusetts; $138,000 at Hamilton Oaks Apartments in Brockton, Massachusetts; and $165,000 at Westgate Woburn Apartments in Woburn, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2003, the Partnership and its Subsidiary Partnerships plan to invest an additional $600,000 in capital improvements during 2003, the majority of which will be spent at 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue, Redwood Hills, Westside Colonial and Hamilton Oaks.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash reserves.

The Partnership has plans to construct 20 additional residential units at a cost of approximately $4,000,000 at the Westgate Apartments in Woburn, Massachusetts available for occupancy in the fall of 2004.  The pre-construction costs incurred to date of approximately $856,000 have been capitalized. This construction will initially be funded from cash reserves.

The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

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

•                  Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities.  These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property, neighbors of the subject property or others, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, mold and radon gas.   Management is not aware of any material environmental liabilities at this time.

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

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future.  This has resulted in increases in vacancy rates and/or a reduction in some rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, the Partnership and its Subsidiary Partnerships collectively have approximately $116,081,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5, and 12 to the Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See the exhibit index below.

(b)	No Form 8-Ks were filed on behalf of the registrant during the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

	By:	NEW REAL, INC.,
its General Partner*

	By:	/s/ Ronald Brown
Ronald Brown, President

*	Functional equivalent of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(31.1)

Certification of Ronald Brown, Principal Executive Officer of the Company (President and a Director of NewReal, Inc., sole General Partner of the Partnership) pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)

Certification of Harold Brown, Principal Financial Officer of the Company (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership) pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Company (President and a Director of NewReal, Inc., sole General Partner of the Partnership).

(32.3)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Harold Brown, Principal Financial Officer of the Company (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).