Form 10-K
period 2003-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2004-03-30
CIK 746514

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        The aggregate market value of the registrant's securities held by non-affiliates of the registrant was $64,784,650 based on the final sales price on the last business day of the registrant's most recently completed second quarter.

        (For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

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

        The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 23 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership's subsidiary limited partnerships and limited liability companies are each referred to as a "Subsidiary Partnership" and are collectively referred to as the "Subsidiary Partnerships."

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except that it owns a 50% interest in one of the Subsidiary Partnerships, a limited liability company (the "Investment LLC") that owns a 40-unit apartment building in Cambridge, Massachusetts (the "Investment Property"). The Partnership's interest in the Investment LLC is accounted for on the equity method of consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation." Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment LLC, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly-owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton

Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by and employs Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 56 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 25, 2004, the Partnership and its Subsidiary Partnerships owned 2,376 residential apartment units in 21 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 24 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). Further, the Partnership owns a 50% interest in the Investment Property through its membership in the Investment LLC. The Apartment Complexes, the Condominium Units and the Investment Property are located primarily in the greater metropolitan Boston, Massachusetts area.

        Additionally, as of February 25, 2004, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements included as a part of this Form 10-K.

        The Apartment Complexes, Investment Property, Condominium Units and Commercial Properties are referred to collectively as the "Properties."

        Harold Brown and, in certain cases, Ronald Brown, own or have owned interests in certain of the Properties and the Subsidiary Partnerships. See "Item 13. Certain Relationships and Related Transactions."

        The leasing of real estate is highly competitive. The Apartment Complexes, Condominium Units and the Investment Property must compete for tenants with other residential apartments and condominium units in the areas in which they are located. The Commercial Properties must compete for commercial tenants with other shopping malls and office buildings in the areas in which they are located. Thus, the level of competition at each Property depends on how many other similarly-situated properties are in its vicinity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results."

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

Industry Segments

        The Partnership operates in only one industry segment—real estate, with all of its properties located in the Greater Boston, Massachusetts area. The Partnership does not have any foreign operations and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

Recent Developments

        As more fully described below, the Partnership purchased a 184-unit apartment complex and five condominium units in 2003. There were no property sales in 2003.

        On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286 including closing costs. The Partnership obtained a $1,600,000 mortgage on these condominiums. See Notes 3 and 5 to the Consolidated Financial Statements for a discussion of certain related parties associated with this acquisition and its financing. The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units within a three-year period from acquisition.

        On April 25, 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of approximately $23,368,000. The Partnership obtained a mortgage of $17,000,000. The balance of the purchase was funded from cash reserves. See Note 5 to the Consolidated Financial Statements for a further discussion of this mortgage.

        As more fully described in Note 5 to the Consolidated Financial Statements, the Partnership obtained $18,600,000 of new mortgages to finance the 2003 acquisitions and obtained four new mortgages, totaling $26,750,000, on previously mortgaged property with remaining balances of approximately $11,526,000. This increased cash reserves by approximately $13,000,000.

        In 2003, the Partnership paid a distribution of $29.40 per Unit ($2.94 per Receipt) for a total payment of $5,085,377. In 2002, the Partnership paid a distribution of $25.60 per Unit ($2.56 per Receipt) for a total payment of $4,428,083. Additionally, in February 2004, the Partnership declared a $6.60 per Unit distribution ($0.66 per Receipt) payable on March 31, 2004.

        Additionally during 2003, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,135,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, 1144 Commonwealth Avenue, Hamilton Oaks, Westside Colonial and Westgate Apartments, at a cost of approximately $410,000, $205,000, $260,000, $173,000 and $495,000, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Available Information

        Investor information for the Partnership can be found on its website at www.thehamiltoncompany.com/InvestorRelations.htm. Via its site, the Partnership makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed during 2003. Documents are posted on the site as soon as reasonably practicable after the Partnership electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the website includes the charter of the Audit Committee of the Board of Directors, and the Partnership's Code of Business Conduct and Ethics applicable to all employees, officers and directors. These documents may be obtained from the website, free of charge. Any security holder also may obtain hard copies of these documents, free of charge, by sending a request in writing to: Director of Investor Relations, New England Realty Associates Limited Partnership, 39 Brighton Avenue, Allston, MA 02134.

ITEM 2.    THE PROPERTIES

        The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units and the Commercial Properties. In addition, the Partnership owns a 50% interest in the Investment LLC, which owns the Investment Property.

        See also "Item 13. Certain Relationships and Related Transactions" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 22 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of February 25, 2004, the principal amount outstanding under any mortgages as of December 31, 2003, the fixed interest rates applicable to such mortgages and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate as of December 31, 2003	Maturity Date of Mortgage
Avon Street Apartments L.P. 130 Avon Street Malden, MA	66 units 0 three-bedrooms 30 two-bedrooms 33 one-bedrooms 3 studios	N/A $1,100-1,175 $760-1,070 $810-900	0	$2,550,000 4.99%	2013
Boylston Downtown L.P. 62 Boylston Street Boston, MA	269 units 0 three-bedrooms 0 two-bedrooms 53 one-bedrooms 216 studios	N/A N/A $860-1,900 $580-1,510	3	$19,500,000 4.84%	2013
Brookside Associates, LLC 5-7-10-12 Totman Road Woburn, MA	44 units 0 three-bedrooms 34 two-bedrooms 10 one-bedrooms 0 studios	N/A $950-1,250 $890-1,160 N/A	1	$2,000,000 7.63%	2011

Clovelly Apartments L.P. 160-170 Concord Street Nashua, NH	103 units 0 three-bedrooms 53 two-bedrooms 50 one-bedrooms 0 studios	N/A $750-1,200 $680-780 N/A	1	$2,200,000 8.44%	2010
Coach L.P. 53-55 Brook Street Acton, MA	48 units 0 three-bedrooms 24 two-bedrooms 20 one-bedrooms 4 studios	N/A $975-1,334 $780-1,020 $785-835	0	$1,500,000 8.46%	2010
Commonwealth 1137 L.P. 1131-1137 Commonwealth Ave. Allston, MA	35 units 28 three-bedrooms 5 two-bedrooms 1 one-bedrooms 1 studio	$1,380-2,200 $1,050-1,470 $540-540 $688-688	0	$1,800,000 8.44%	2010
Commonwealth 1144 L.P. 1144-1160 Commonwealth Ave Allston, MA	261 units 0 three-bedrooms 11 two bedrooms 108 one-bedrooms 142 studios	N/A $1,015-1,375 $835-1,250 $700-1,050	1	$7,500,000 8.44%	2010
Dean Street Associates, LLC 38-48 Dean Street Norwood, MA	69 units 0 three-bedrooms 66 two-bedrooms 3 one-bedrooms 0 studios	N/A $800-1,460 $950-1,100 $1,175-1,175	0	$3,558,420 7.08%	2008
Executive Apartments L.P. 545-561 Worcester Road Framingham, MA	73 units 1 three-bedrooms 48 two-bedrooms 24 one-bedrooms 0 studios	1,350-1,350 $880-1,294 $880-1,055 N/A	0	$1,900,000 8.44%	2010
Hamilton Oaks Associates, LLC 30-50 Oak Street Extension 40-60 Reservoir Street Brockton, MA	268 units 0 three-bedrooms 97 two-bedrooms 158 one-bedrooms 13 studios	N/A $850-1,175 $800-975 $665-825	13	$11,209,284 7.84%	2009
Highland Street Apartments L.P. 38-40 Highland Street Lowell, MA	36 units 0 three-bedrooms 24 two-bedrooms 10 one-bedrooms 2 studios	N/A $750-860 $650-820 $640-650	1	$800,000 8.44%	2010

Linhart L.P. 4-34 Lincoln Street Newton, MA	9 units 0 three-bedrooms 0 two-bedrooms 6 one-bedrooms 3 studios	N/A N/A $875-1,000 $775-825	0	$1,700,000 8.46%	2010
Middlesex Apartments L.P. 132-144 Middlesex Road Newton, MA	18 units 18 three-bedrooms 0 two-bedrooms 0 one-bedrooms 0 studios	$1,300-2,500 N/A N/A N/A	0	$1,300,000 8.44%	2010
Nashoba Apartments L.P. 284 Great Road Acton, MA	32 units 0 three-bedrooms 32 two-bedrooms 0 one-bedrooms 0 studios	N/A $1,145-1,570 N/A N/A	0	$2,000,000 5.3%	2013
North Beacon 140 L.P. 140-154 North Beacon Street Brighton, MA	64 units 10 three-bedrooms 54 two-bedrooms 0 one-bedrooms 0 studios	$2,100-2,400 $1,550-2,100 N/A N/A	1	$4,500,000 8.44%	2010
Oak Ridge Apartments L.P. 135 Chestnut Street Foxboro, MA	61 units 42 three-bedrooms 19 two-bedrooms 0 one-bedrooms 0 studios	$1,015-1,371 $835-1,207 N/A N/A	2	$2,700,000 5.04%	2013
Olde English Apartments L.P. 703-718 Chelmsford Street Lowell, MA	84 units 0 three-bedrooms 47 two-bedrooms 30 one-bedrooms 7 studios	N/A $790-1,000 $790-950 $730-830	0	$1,850,000 8.44%	2010
Redwood Hills L.P. 376-384 Sunderland Road Worcester, MA	180 units 0 three-bedrooms 89 two-bedrooms 91 one-bedrooms 0 studios	N/A $950-1,300 $775-950 N/A	3	$4,750,000 8.44%	2010
River Drive L.P. 3-17 River Drive Danvers, MA	72 units 0 three-bedrooms 60 two-bedrooms 5 one-bedrooms 7 studios	N/A $920-1,060 $820-904 $760-820	0	$1,850,000 8.44%	2010

School Street 9, LLC 9 School Street Framingham, MA	184 units 0 three-bedrooms 97 two-bedrooms 86 one-bedrooms 1 studios	N/A $1,150-1,175 $950-995 $950-950	2	$17,000,000 5.47%	2013
WCB Associates, LLC 10-70 Westland Street 985-997 Pleasant Street Brockton, MA	180 units 1 three-bedrooms 94 two-bedrooms 85 one-bedrooms 0 studios	$980-980 $734-995 $675-880 N/A	7	$4,940,774 6.52%	2008
Westgate Apartments, LLC 2-20 Westgate Drive Woburn, MA	220 units 0 three-bedrooms 110 two-bedrooms 110 one-bedrooms 0 studios	N/A $975-1,500 $890-1,300 N/A	2	$11,011,046 7.07%	2014

        See Note 5 to the Consolidated Financial Statements included as part of this Form 10-K for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 24 Condominium Units in the greater Boston, Massachusetts area.

        The table below lists the location of the 24 Condominium Units, the type of units, the range of rents received by the Partnership for such units and the number of vacancies as of February 25, 2004.

Apartment Complex	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate as of December 31, 2003	Maturity Date of Mortgage
Harvard Gardens 45-59 Harvard Ave Brookline, MA	5 units 0 three-bedrooms 4 two-bedrooms 1 one-bedrooms 0 studios	N/A $2,300-2,600 $1,975-1,975 N/A	0	$1,600,000 5.25%	2006
Riverside Apartments 8-20 Riverside Street Watertown, MA	19 units 0 three-bedrooms 12 two-bedrooms 5 one-bedrooms 2 studios	N/A $1,190-1,600 $900-1,125 $925-975	0	$1,726,898 6.00%	2007

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 25, 2004, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $20.55. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $19,000 per year through July, 2006. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 25, 2004, the commercial space was fully occupied, and the average rent per square foot was $15.38. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $25,000 per year through November, 2005. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,555 square feet of rentable commercial space. As of February 25, 2004, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $21.83. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        140 NORTH BEACON LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,000 square feet of rentable commercial space. The property was fully rented as of February 25, 2004, and the average rent per square foot as of that date was $23.90. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries a fixed interest rate of 8.00% and matures in the year 2016. As of December 31, 2003, the mortgage had an outstanding balance of $4,464,789. As of February 25, 2004, Staples Plaza was fully occupied, and the average net rent per square foot was $20.13.

Investment Property

        345 FRANKLIN, LLC.    In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts summarized as follows:

Apartment Complex	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate as of December 31, 2003	Maturity Date of Mortgage
345 Franklin, LLC 335-355 Franklin Street Cambridge, MA	40 Units 0 three-bedrooms 39 two-bedrooms 1 one-bedroom 0 studios	N/A $1,900-2,400 $1,500 N/A	0	$8,023,144 6.90%	2014

        This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014.

        See "Item 13. Certain Relationships and Related Transactions" concerning current and former ownership interests held by related parties in certain of the above properties.

ITEM 3.    LEGAL PROCEEDINGS

        The Partnership, the Subsidiary Partnerships and their properties are not presently subject to any material litigation, and, to management's knowledge, there is not any material litigation presently threatened against them. The Partnership and Subsidiary Partnerships are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance, and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the limited partners of the Partnership during the fourth quarter of the year ended December 31, 2003.

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

        In 2003, the high and low bid quotations for the Receipts were $60.90 and $41.50, respectively. The table below sets forth the high and low bids for each quarter of 2003 and 2002 and the distributions paid on the Partnership's depositary receipts:

	2003			2002
	Low Bid	High Bid	Distributions	Low Bid	High Bid	Distributions
First Quarter	$41.50	$47.50	$0.96	$30.15	$37.25	$0.64
Second Quarter	$47.00	$59.00	$0.66	$36.01	$65.00	$0.64
Third Quarter	$53.00	$58.25	$0.66	$34.01	$43.96	$0.64
Fourth Quarter	$49.00	$60.90	$0.66	$34.86	$42.50	$0.64

        On March 5, 2004, the closing price on the American Stock Exchange for a depositary receipt was $58.00. These quotations reflect inter-dealer bids without retail markup, markdown, or commission and do not necessarily represent actual transactions.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In 2003 and 2002, the Partnership made total distributions of $29.40 and $25.60 per Unit, respectively ($2.94 and $2.56 per Receipt, respectively). The total value of the distribution in 2003 was $5,085,377. Total value for 2002 was $4,428,083. In February 2004, the Partnership declared a quarterly distribution of $6.60 per Unit ($0.66 per Receipt) payable on March 31, 2004.

        Taxable income reportable by the Partnership and includable in its partner's tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $700,000 less than statement income for the year ended December 31, 2003 and approximately $50,000 greater than statement income for the year ended December 31, 2002. The cumulative tax basis of the Partnership's real estate at December 31, 2003 is approximately $1,300,000 greater than the statement basis. The lower taxable income in 2003 was substantially due to temporary accelerated depreciation regulations due to expire in 2004. Management does not expect this benefit to be as significant in 2004. Taxable income may exceed financial statement income in future years.

        There are no equity compensation plans or arrangements for the Registrant's securities. The Partnership has not sold or issued any non-registered equity securities during the past three years.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for certain information relating to the number of holders of each class of Units.

ITEM 6.    SELECTED FINANCIAL DATA

        The information required by this Item is included on page 32 of this Form 10-K.

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

        As a result of the economic climate since 2001, there has been a softening of the entire rental market where the Partnership operates. The softening resulted in industry wide declines in occupancy and revenue and increases in occupancy costs. While the Partnership was not immune to the overall market forces, it believes its active management, planned capital spending of prior years and response to competitive market forces reflect no decline in total same property rents and higher than industry standard occupancy. Increased marketing and turnover costs are reflected in the operations of the portfolio. Management believes that in the long run, the properties' "curb appeal" and competitive position in the marketplace will result in higher revenue and stabilized operating costs. Management believes that 2004 will require continuing additional operational costs to sustain high occupancy levels. However, management actively uses its purchasing power to mitigate utility cost increases, turnover costs, waste disposal costs and increases in insurance premiums while also pursuing aggressive tax abatement processes. While future results may be negatively impacted by the economy, management also believes the acquisition of 9 School Street will offset some of the negative trends.

        The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural and administrative departments. The Partnership's properties represent approximately 33% of the total properties and 67% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned—wholly or partially, directly or indirectly—by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

        Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 19.6% of the Partnership's depositary receipts—representing Class A Units—(including depositary receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding capital stock of Hamilton. Ronald Brown owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal, and Harold Brown is NewReal's Treasurer and also a director. Three of NewReal's other directors, Thomas Raffoul, Conrad DiGregorio and Edward Sarkesian own immaterial amounts of the Partnership's Class A Units.

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

        Approximately 6% and 7% of the repair and maintenance expenses paid by the Partnership in 2003 and 2002, respectively, was paid to Hamilton. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical and carpentry services, snow removal and the use of equipment such as fork lifts. However, several of the larger Partnership properties have their own maintenance staff. Further, properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 75% of the legal services paid for by the Partnership in 2003 and approximately 62% of such services during 2002.

        R. Brown Partners, which is owned by Ronald Brown, manages the five condominium units located in Brookline, Massachusetts. That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by NERA's Partnership Agreement.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2003 and 2002, Hamilton provided all of the construction supervision services and architectural services paid for by the Partnership.

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

        Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, less accumulated depreciation. Costs related to the acquisition, development, construction and improvement of properties are capitalized, including interest, internal wages and benefits, real estate taxes and insurance. Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing. Replacements and improvements—such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting, kitchen/bath replacements and renovations—are capitalized and depreciated over their estimated useful lives as follows:

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

RESULTS OF OPERATIONS

Years ended December 31, 2003 and December 31, 2002

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $4,206,137 during the year ended December 31, 2003, compared to $6,541,199 for the year ended December 31, 2002, a decrease of $2,335,062 (36%). This decrease in operating income before other income and discontinued operations is largely due to an increase in operating expenses of approximately $4,000,000 (17%) offset by an increase in rental income of approximately $1,800,000 (6%). As more fully described below, both increases are substantially due to acquisitions in 2003. Due to a softening residential rental market, rental income at some of the properties declined during the year ended December 31, 2003 offset by increases at other properties while expenses increased at all properties.

        The rental activity is summarized as follows:

	Occupancy Date
	February 25, 2004	March 6, 2003
Residential
Units	2,400	2,211
Vacancies	37	53
Vacancy rate	1.5%	2.4%
Commercial
Total square feet	85,275	85,275
Vacancy	0	0
Vacancy rate	0%	0%
	Rental Income (in thousands) Year Ended December 31,
	2003		2002
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$30,780	$30,780	$29,475	$29,000
Residential percentage	93%	93%	91%	93%
Commercial percentage	7%	7%	9%	7%
Contingent rentals	$382	$382	$493	$325

        Year Ended December 31, 2003 Compared to Year Ended December 31 2002:

	Year Ended December 31,
			Dollar Change	Percent Change
	2003	2002
Revenues:
Rental income	$30,779,598	$29,000,196	$1,779,402	6.1%
Laundry and sundry income	313,169	273,262	39,907	14.6%

	31,092,767	29,273,458	1,819,309	6.2%

Expenses
Administrative	1,486,328	1,399,726	86,602	6.2%
Depreciation and amortization	5,256,999	4,334,660	922,339	21.3%
Interest	7,495,174	6,567,578	927,596	14.1%
Management fees	1,254,603	1,202,704	51,899	4.3%
Operating	3,051,867	2,467,881	583,986	23.7%
Renting	595,765	356,785	238,980	67.0%
Repairs and maintenance	4,386,654	3,466,552	920,102	26.5%
Taxes and insurance	3,359,240	2,936,373	422,867	14.4%

	26,886,630	22,732,259	4,154,371	18.3%

Income Before Other Income and Discontinued Operations	4,206,137	6,541,199	(2,335,062)	-35.7%

Other Income (Loss)
Interest income	202,116	275,685	(73,569)	-26.7%
Income (loss) from investment in joint venture	(119,887)	(61,787)	(58,100)	94.0%
(Loss) on the write-off of property assets	(76,710)	—	(76,710)	100.0%
Loss on early extinguishment of debt, net	(1,435,028)	—	(1,435,028)	100.0%
Other expenses	(7,500)	—	(7,500)	100.0%

	(1,437,009)	213,898	(1,650,907)	-771.8%

Income from Continuing Operations	2,769,128	6,755,097	(3,985,969)	-59.0%

Discontinued Operations
Income from discontinued operations	—	60,738	(60,738)	-100.0%
Gain on sale of real estate from discontinued operations	—	1,009,302	(1,009,302)	-100.0%

	—	1,070,040	(1,070,040)	-100.0%

Net Income	$2,769,128	$7,825,137	$(5,056,009)	-64.6%

        The following is a comparative schedule of the changes in revenue from rental operations excluding the 2003 acquisitions:

	Total Partnership 2003	Less Acquired Properties	Same Properties in 2003	Same Properties in 2002	Dollar Change	Percent Change
Revenues:
Rental income	$30,779,598	$1,576,836	$29,202,762	$29,000,196	$202,566	0.7%
Laundry and sundry income	313,169	30,353	282,816	273,262	9,554	3.5%

	$31,092,767	$1,607,189	$29,485,578	$29,273,458	$212,120	0.7%

Expenses:
Administrative	$1,486,328	$37,942	$1,448,386	$1,399,726	$48,660	3.5%
Depreciation and amortization	5,256,999	835,841	4,421,158	4,334,660	86,498	2.0%
Interest	7,495,174	681,398	6,813,776	6,567,578	246,198	3.7%
Management fees	1,254,603	60,308	1,194,295	1,202,704	(8,409)	-0.7%
Operating	3,051,867	141,299	2,910,568	2,467,881	442,687	17.9%
Renting	595,765	15,124	580,641	356,785	223,856	62.7%
Repairs and maintenance	4,386,654	152,016	4,234,638	3,466,552	768,086	22.2%
Taxes and insurance	3,359,240	146,720	3,212,520	2,936,373	276,147	9.4%

	$26,886,630	$2,070,648	$24,815,982	$22,732,259	$2,083,723	9.2%

Income before other income and discontinued operations	$4,206,137	$(463,459)	$4,669,596	$6,541,199	$(1,871,603)	-28.6%

        Rental income from continuing operations for the year ended December 31, 2003 was approximately $30,780,000, compared to approximately $29,000,000 for the year ended December 31, 2002, an increase of approximately $1,780,000 (6%). The increase is largely due to two acquisitions made by the Partnership. In April 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts (referred to as "School Street"). On June 30, 2003, the Partnership acquired five condominium units in Brookline, Massachusetts. Rental income from School Street for the year ended December 31, 2003 was approximately $1,539,000 and rental income from the five condos purchased in June was approximately $68,000. Total rental income at the other Partnership properties increased approximately $202,000 (0.6%). This minimal increase is reflective of the softening real estate market.

        Expenses from continuing operations for the year ended December 31, 2003 were approximately $27,000,000, compared to approximately $23,000,000 for the year ended December 31, 2002, an increase of approximately $4,000,000 (17%). Expenses related to the aforementioned acquisitions represent approximately $2,100,000 of this increase. Unrelated to these acquisitions, there was an increase in expenses of approximately $2,100,000. The most significant components of this increase, excluding the acquired properties, were an increase in repairs and maintenance expenses of approximately $768,000 (22%) including cleaning and repainting of vacant apartments; increased renting expenses of approximately $224,000 (63%) due to increased advertising expenses as well as rental commissions paid by the Partnership; increases in other operating expenses of approximately $443,000 (18%) due to increases in utility costs; and increases in taxes and insurance of approximately $276,000 (9%) due to increases in the real estate taxes based upon higher property valuations and increased insurance premiums. Additionally, total interest expense increased approximately $928,000, which includes approximately $681,000 of interest expense for the financing of the 2003 acquisitions and the balance is for a full year of interest at the 2002 acquisition and the 2003 refinancings. Total depreciation increased approximately $922,000 (21%) of which approximately $836,000 relates to the acquired properties and the balance is from continuing capital improvements at other properties.

        The Partnership has a 50% ownership interest in a limited liability company that owns a 40-unit residential property in Cambridge, Massachusetts (the "Cambridge Investment"). For the year ended December 31, 2003, the Partnership's share of loss on this investment is $119,887 due to rental concessions, a decrease in rental rates, an increase in rental commissions and an increase in repairs and maintenance expenses due to tenant turnover. There were no vacancies as of February 25, 2004.

        Interest income was approximately $202,000 for the year ended December 31, 2003, compared to approximately $276,000 for the year ended December 31, 2002, a decrease of approximately $74,000 (27%). This decrease is due to a decline in interest rates in 2003.

        On August 1, 2003, the Partnership refinanced four mortgages with outstanding balances totaling approximately $11,526,000. The Partnership recorded a loss on the early extinguishment of debt of $1,435,028 due to prepayment penalties of approximately $1,355,000 and the write-off of the deferred financing fees of approximately $80,000 on the mortgages paid.

        For the year ended December 31, 2002, the Partnership had income from discontinued operations of approximately $60,000, which represents the net income from the East Hampton Mall, sold in December 2002. Rental income at this property was approximately $470,000.

        Included in discontinued operations for the year ended December 31, 2002 is a gain of approximately $916,000 on the sale of East Hampton Mall and a gain of approximately $93,000 on the sale of the condominium unit in Brockton, Massachusetts. There were no sales in 2003.

        During the year ended December 31, 2003, the Partnership recorded a non-cash charge of approximately $77,000 due to the write-off of air conditioning and heating equipment replaced at 62 Boylston Street.

        As a result of the changes discussed above, net income for the year ended December 31, 2003 was approximately $2,769,000, compared to approximately $7,825,000 for the year ended December 31, 2002, a decrease of approximately $5,056,000 (65%).

Years Ended December 31, 2002 and 2001

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $6,541,199 during the year ended December 31, 2002, compared to approximately $5,880,000 during the year ended December 31, 2001, an increase of approximately $661,575 (11%). This increase is largely due to an increase in rental income of $1,736,339 (6%), offset by an increase in operating expenses of $1,094,831 (5%).

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

        Rental income from continuing operations for the year ended December 31, 2002 was approximately $29,000,000, compared to approximately $24,264,000 for the year ended December 31, 2001, an increase of approximately $1,736,000 (6%). This increase is due in large part to the acquisition of a 69-unit residential apartment complex located on Dean Street in Norwood, Massachusetts (referred to as "Dean Street"). The Dean Street property was acquired in June 2002, and the rental income for 2002 was approximately $480,000. In addition to the acquisition of Dean Street, the Partnership completed significant improvements at 1144 Commonwealth Avenue and 62 Boylston Street, both of which resulted in higher rental rates and increased occupancy rates in 2002 compared to 2001. Income from the Partnership's residential properties represent 91% of rental income for the years ended December 31, 2002 and 2001.

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

        Expenses from continuing operations for the year ended December 31, 2002 were approximately $23,000,000, compared to approximately $21,600,000 for the year ended December 31, 2001, an increase of approximately $1,400,000 (6%). Expenses related to the Dean Street acquisition represent approximately $494,000 of this increase. Unrelated to the acquisition of Dean Street, there was an increase in operating expenses of approximately $506,000 (3%). With the exception of a few of the larger properties, the rental market weakened in 2002, resulting in higher tenant turnover and an increase in vacancies. In an effort to sustain occupancy levels, the Partnership assumed responsibility for paying rental commissions to unaffiliated parties, which had previously been paid by tenants. As a result, renting expenses increased approximately $184,000 (106%) in 2002, compared to 2001. Excluding Dean Street, taxes and insurance increased approximately $487,000 (19%) due to increases in real estate taxes from reassessments and increased insurance premiums.

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

        As a result of the changes discussed above, net income for the year ended December 31, 2002 was approximately $7,825,000, compared to approximately $6,647,000 for the year ended December 31, 2001, an increase of approximately $1,178,000 (18%).

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal sources of cash during 2003 and 2002 were the collection of rents, the refinancing of Partnership properties and the sales of two Partnership properties during 2002. The majority of cash and cash equivalents of $24,362,328 at December 31, 2003 and $18,974,446 at December 31, 2002 was held in interest-bearing accounts at creditworthy financial institutions.

        This increase in cash and cash equivalents of $5,387,882 at December 31, 2003 is summarized as follows:

	Year Ended December 31,
	2003	2002
Cash provided by operating activities	$7,673,827	$11,329,384
Cash (used in) investing activities	(13,240,371)	(3,774,636)
Cash provided by (used in) financing activities	10,954,426	(5,271,245)

Net increase in cash and cash equivalents	$5,387,882	$2,283,503

        The decrease in cash provided by operating activities is primarily due to the decrease in operating income before depreciation expense. The increase in cash used in investing activities is primarily due to the acquisition of the two properties in 2003—utilizing cash reserves in excess of $7,000,000—plus additional improvements to rental properties of approximately $3,100,000. The increase in cash provided by financing activities is due to the refinancing of four Partnership properties in August 2003.

        On August 1, 2003, the Partnership refinanced four mortgage loans with a total outstanding balance of approximately $11,526,000, with interest rates ranging from 8.38% to 8.75%. All of these loans were scheduled to mature in 2005. The Partnership borrowed a total of $26,750,000, with interest rates ranging from 4.84% to 5.30%. The new loans are represented by 10-year notes with interest-only payments during their entire terms. The total monthly payment on the old loans was approximately $101,000, including principal of approximately $20,000. The total monthly payment on the new loans is approximately $109,000, resulting in an increase in annual payments of approximately $96,000. Annual interest expense will increase approximately $340,000 due to the increased debt. The Partnership's cash reserves have increased approximately $13,000,000 as a result of these financings. See Note 5 to the Consolidated Financial Statements for a schedule of the mortgage debt maturities.

        On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are affiliated with the Partnership. In the event any of these units are sold during the three-year period commencing on the date of acquisition and the sale price is less than the price paid by the Partnership for such units, Harold Brown has agreed to indemnify the Partnership for the difference. The total purchase price for the five units was $2,421,286 including closing costs. This acquisition was funded from cash reserves. In August 2003, the Partnership obtained a $1,600,000 mortgage loan for three years, with interest-only payments at 5.25% and no prepayment penalties, secured by these five condominium units.

        On April 25, 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of $23,368,000. The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%. The balance of approximately $6,368,000 was funded from cash reserves. The mortgage has a 10-year term and is amortized over 30 years, with interest only payments for the first three years. There is a significant prepayment penalty if the mortgage is prepaid prior to its 10-year maturity.

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

        In December 2002, the Partnership sold the East Hampton Mall located in East Hampton, Connecticut for $3,025,000. The net gain on the sale was $916,524 after deducting basis, mortgage prepayment penalties, a 3% commission to the management company (see Note 3 to the Consolidated Financial Statements) and other expenses of the sale. The net cash to the Partnership was $1,414,661 after payment of the existing mortgage and selling expenses. For the year ended December 31, 2002 this property contributed less than 2% of rental income and less than 1% of cash flow from operations.

        In February 2002, the Partnership voted to change its distribution policy from a semi-annual to a quarterly distribution and declared a quarterly distribution of $6.40 per Unit ($0.64 per depositary receipt). The distribution was payable on March 31, June 30, September 30, and December 31, 2002 and totaled $25.60 ($2.56 per depositary receipt) for 2002.

        In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit ($0.66 per depositary receipt) and pay an additional one-time distribution of $3.00 per unit ($0.30 per depositary receipt) for a total distribution of $9.60 per unit ($0.96 per depositary receipt) payable on March 31, 2003. The Partnership paid a quarterly distribution of $6.60 per unit ($0.66 per depositary receipt) on June 30, September 30, 2003, and December 31, 2003. Total distribution for 2003 was $29.40 per unit ($2.94 per receipt).

        During the year ended December 31, 2003, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $3,135,000. The most significant improvements were made at the following properties: $410,000 at 62 Boylston Street in Boston, Massachusetts; $205,000 at 1144 Commonwealth Avenue in Allston, Massachusetts; $363,000 at 9 School Street in Framingham, Massachusetts; $260,000 at Hamilton Oaks Apartments in Brockton, Massachusetts; $495,000 at Westgate Woburn Apartments in Woburn, Massachusetts; and $173,000 at Westside Colonial in Brockton, Massachusetts. All such improvements were funded from the Partnership's cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

        In addition to the improvements made in 2003, the Partnership and its Subsidiary Partnerships plan to invest an additional $2,779,000 in capital improvements during 2004, the majority of which will be spent at 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue, Redwood Hills, Westside Colonial, Hamilton Oaks and Westgate Woburn. These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership's cash reserves.

        The Partnership is constructing 20 additional residential units at a cost of approximately $4,000,000, at the Westgate Apartments in Woburn, Massachusetts, available for occupancy in the fall of 2004. The construction costs incurred to date, of approximately $1,556,000, have been capitalized as construction in progress. This construction will initially be funded from cash reserves.

        The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, increases or decreases in rental income or expenses, or the loss of significant tenants

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Contractural Obligations

        Please see Note 5 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships has no other contractural obligation to be disclosed.

Off-Balance Sheet Arrangements

        None

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2003, the Partnership and its Subsidiary Partnerships collectively have approximately $115,911,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-21 of this Form 10-K and are indexed herein under Item 15(a)(1).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The General Partner of the Partnership has, within 90 days of the filing date of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(C) and 15d-14(C) under the Securities and Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are adequate. There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness and to ensure our systems evolve with our business.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The General Partner is a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown, who are brothers. Harold Brown and Ronald Brown were individual general partners of the Partnership until May 1984, when NewReal, Inc. replaced them as the sole General Partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership. The General Partner has no employees.

        From October 1992 until 1996, the General Partner engaged the Hamilton Partnership as the management company to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, a Massachusetts corporation, was the 99% General Partner of Hamilton Partnership. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company continues to manage the Properties. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of The Hamilton Partnership. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2003.

        The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen, IV, Conrad DiGregorio and Thomas Raffoul. Messrs. Aertsen, DiGregorio and Raffoul were elected directors on March 11, 2002, pursuant to a joint unanimous written consent of the only two shareholders and the only two directors (at that time) of the General Partner, Ronald Brown and Harold Brown. The directors of the General Partner hold office until their successors are duly elected and qualified. On January 2, 2003, Edward Sarkisian was elected as a director of the General Partner.

        Ronald Brown and Harold Brown hold all of the executive officer positions of the General Partner. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

        On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, consisting of three members, and approved the charter of the Audit Committee. The Audit Committee was not filled until March 11, 2002, on which date Messrs. Aertsen, DiGregorio and Raffoul were appointed as its members. On January 2, 2003, the Audit Committee was expanded to four members, and Edward Sarkisian was added as a member. All four members of the Audit Commitee are independent directors. The Board of Directors of the General Partner has determined that Guilliaem Aertsen is an audit committee financial expert, as that term is defined in Item 401 of Securities and Exchange Commission Regulation S-K.

        The following table sets forth the name and age of each director and officer of the General Partner and each such person's principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director	68	Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).
Harold Brown, Treasurer and Director (since 1984)	79
		Sole proprietor, Hamilton Realty (since 1954); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).
Guilliaem Aertsen, IV, Director	56
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
Conrad DiGregorio, Director	78	Member of Advisory Committee of the Partnership (since 1984) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Thomas Raffoul, Director	78	Member of Advisory Committee of the Partnership (since 1997) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Edward Sarkisian, Director	76	Member of Advisory Committee of the Partnership (since 1993) (see "Item 1. Business—Advisory Committee"); retired from past employment.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors and executive officers, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file with the Securities and Exchange Commission reports of changes in ownership of the Partnership. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

        Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required, the Partnership believes that during the 2003 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that Messrs. DiGregorio, Raffoul and Sarkisian inadvertently did not timely file

Form 3s with the SEC in connection with their ownership of Receipts upon becoming Directors of NewReal, Inc., the Partnership's General Partner, but each of them shall promptly report those purchases on Form 5s.

CODE OF ETHICS

        The Partnership, its General Partner and Hamilton, the Partership's management company, have adopted a Code of Business Conduct and Ethics, which constitutes a "code of ethics" as defined by the SEC and applies to executive officers as well as to all other employees. A copy of the Code of Business Conduct and Ethics is available in the "Investor Relations" section of the management company's website at www.thehamiltoncompany.com/InvestorRelations.htm. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments and waivers of the Code of Business Conduct and Ethics in the same place on the aforementioned website.

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

        In accordance with the Partnership Agreement, the Management Fee, Administrative Fee and Commission are paid to the management company, The Hamilton Company ("Hamilton"). See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee charged by Hamilton during 2003 was approximately $1,255,000. The management services provided by Hamilton include but are no limited to: collecting rents and other income, approving, ordering and supervising all repairs and other decorations, terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of Hamilton to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2003.

        In 2003, the Partnership and its Subsidiary Partnerships also paid Administrative Fees to Hamilton of approximately $624,000 inclusive of construction supervision and architectural fees of $126,000, repairs and maintenance service fees of $268,000 and legal fees of $206,000. In addition, during 2003, the Partnership paid Hamilton $80,000 for certain accounting services, which were provided by an outside company prior to 1993, and approximately $868,000 for construction costs capitalized in rental properties. Additionally, the Administrative Fees included $24,000, which was paid by the Partnership to Ronald Brown for construction supervision services.

        There were no sales of Partnership properties in 2003. In 2002, the Partnership paid Hamilton $94,000 in Commissions related to sales of Partnership properties.

        Prior to the second quarter of 2002, members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown each received $400 for each committee meeting attended; thereafter, they received $500 for each such meeting. The Advisory Committee held five meetings during 2003, and each of the persons indicated above received $2,500 in total for attendance at and participation in such meetings.

        Members of the Audit Committee of NewReal, Inc., the Partnership's General Partner, each received $500 per committee meeting attended during 2003. Four such meetings were held during that period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of March 5, 2004, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than EquiServe LP ("EquiServe"), which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 5, 2004, pursuant to the Deposit Agreement, EquiServe was serving as the record holder of the Class A Units with respect to which 1,169,676 Depositary Receipts had been issued to 1,103 holders. As of March 5, 2004, there were issued and outstanding 21,410 Class A Units (not including the Depositary Receipts) held by 1,004 limited partners, and 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below. During 2003, 1,788 Class A Units were exchanged for 17,880 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of March 5, 2004 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the units listed.

	Class A				Class B				General Partnership
5% Owners, Directors and Officers	Number of Units Beneficially Owned		% of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% of Outstanding Units Beneficially Owned
Harold Brown c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134		(1)		(1)	24,761	(2)	75%	(2)		(3)	100%	(3)
NERA 1994 Irrevocable Trust c/o Posternak Blankstein & Lund LLP 800 Boylston Street Boston, MA 02199		(1)		(1)	0		0		0		0
Ronald Brown c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134	755	(4)	0.5%	(4)	8,254		25%			(3)	100%	(3)
Guilliaem Aertsen, IV 175 West Brookline Street Boston, MA 02118	0		0		0		0		0		0
Conrad DiGregorio 34 Gladstone Street East Boston, MA 02128	40		0.03		0		0		0		0
Thomas Raffoul 2219 Centre Street West Roxbury, MA 02132	907		0.6		0		0		0		0

Edward Sarkisian 256 South Avenue Weston, MA 02493	400	(7)	0.3		0		0		0		0
NewReal, Inc. 39 Brighton Avenue Allston, MA 02134	0		0		0		0		1,738		100%
All directors and officers as a group	21,217	(5)	14.1%	(5)	33,015	(6)	100%	(6)		(3)	100%	(3)

(1)
As of March 5, 2004, 21,961 Depositary Receipts are held of record by Harold Brown, and 184,746 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 20,671 Class A Units (approximately 14.9% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 18,475 Class A Units (approximately 8.9% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 184,746 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

(6)
Includes the Class B Units described in Note (2) above.

(7)
These 400 Depositary Receipts are held by the Sarkisian Living Trust.

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans") and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On November 19, 2003, the General Partner approved a Trading Plan for Harold Brown, providing for the purchase of up to 50,000 Depositary Receipts of the Partnership as such become available through September 30, 2004, at a price of $70.00 or less. This plan supersedes three previous plans which have expired.

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

        On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286 including closing costs. The Partnership obtained a $1,600,000 mortgage on these condominiums. See Notes 3 and 5 to the Consolidated Financial Statements for a discussion of certain related parties associated with this acquisition and its financing. The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units for a three-year period from acquisition.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

  INDEPENDENT PUBLIC ACCOUNTANTS

        Miller Wachman LLP has served as the Partnership's independent accountants since 1989 and has reported on its 2003 Consolidated Financial Statements. Aggregate fees for services rendered by Miller Wachman LLP for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Audit Fees
Recurring annual audits and quarterly reviews on form 10Q	$100,000	$91,500
Rule 3-14 audits (property acquisition)	10,000	—

Subtotal	$110,000	$91,500

Tax Fees
Recurring tax compliance for the Partnership, 24 subsidiary Partnerships and 20 General Partnerships	$45,000	$40,000
Tax planning and research	2,500	—

Subtotal	$47,500	$40,000

Other Fees
SEC Letter of Comment	$—	$1,500

Subtotal	—	1,500

Total Fees	$157,500	$133,000

        Audit services include fees for accounting and Sarbanes-Oxley consultation in 2003.

        The above professional fees were approved by the Audit Committee of the General Partner except that the pre-approval requirement is waived with respect to the provision of non-audit services if the "de minimus" provisions of the exchange are satisfied. These services may include audit services, audit related services, tax services and other services.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  1.     Financial Statements:

    The following Financial Statements are included in this Form 10-K:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 31, 2003 and 2002

      Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

  (a)
  2.     Financial Statement Schedules:

    All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

  (a)
  3.     Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT INFORMATION
Revenues	$31,092,767	$29,273,458	$27,517,052	$25,417,428	$19,863,929
Expenses	26,886,630	22,732,259	21,637,428	21,039,939	17,004,905
Income before other income and discontinued operation	4,206,137	6,541,199	5,879,624	4,377,489	2,859,024
Other Income (Loss)	(1,437,009)	213,898	646,741	1,399,063	775,187
Income before discontinued operations	2,769,128	6,755,097	6,526,365	5,776,552	3,634,211
Discontinued operations	—	1,070,040	120,591	24,295	14,800
Net Income	2,769,128	7,825,137	6,646,956	5,800,847	3,649,011
Income before discontinued operations per unit	15.98	38.99	37.67	33.34	20.98
Discontinued operation per unit	—	6.18	0.70	0.14	0.08
Net Income per Unit	15.98	45.17	38.37	33.48	21.06
Distributions to Partners per Unit	29.40	25.60	17.70	14.70	13.20
Net Income per Depositary Receipt	1.60	4.52	3.84	3.35	2.11
Distributions to partners per Depositary Receipt	2.94	2.56	1.77	1.47	1.32
BALANCE SHEET INFORMATION
Real Estate, Gross	$137,236,511	$108,264,354	$100,418,389	$97,864,134	$103,822,885
Real Estate, Net	104,192,876	79,172,450	73,941,098	75,307,036	81,276,293
Total Assets	134,464,296	103,685,218	96,428,956	93,302,937	87,668,120
Net Real Estate Investments	104,192,876	79,172,450	73,941,098	75,307,036	81,274,293
Total Debt Outstanding	115,911,209	82,871,406	79,613,051	80,368,031	77,530,651
Partners' Capital	13,561,977	15,878,226	12,481,172	8,895,820	5,637,661

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2003	2002	2001	2000	1999
Residential
Units	2,400	2,211	2,143	2,143	2,099
Vacancies	37	53	23	13	23
Vacancy rate	1.5%	2.4%	1.1%	0.6%	1.1%
Commercial
Total square feet	85,275	85,275	137,775	137,775	503,375
Vacancy (in square feet)	0	0	0	3,850	71,995
Vacancy rate	0%	0.0%	0.0%	2.8%	14.3%

See Item 7 for factors that may affect future operations. The above tables may not be indicative of future results.

INDEPENDENT AUDITORS' REPORT

The Partners
New England Realty Associates Limited Partnership

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements, based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and Subsidiary Partnerships at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 16 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002.

/s/ MILLER WACHMAN LLP
Certified Public Accountants

Boston, Massachusetts
February 25, 2004

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Rental Properties	$104,192,876	$79,172,450
Cash and Cash Equivalents	24,362,328	18,974,446
Rents Receivable	550,772	475,906
Real Estate Tax Escrows	667,949	391,253
Prepaid Expenses and Other Assets	2,649,617	2,556,572
Investment in Partnership	1,315,383	1,430,269
Financing and Leasing Fees	725,371	684,322

Total Assets	$134,464,296	$103,685,218

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$115,911,209	$82,871,406
Accounts Payable and Accrued Expenses	1,620,023	1,676,628
Advance Rental Payments and Security Deposits	3,371,087	3,258,958

Total Liabilities	120,902,319	87,806,992

Commitments and Contingent Liabilities (Note 9)
Partners' Capital
173,252 units outstanding in 2003 and 2002	13,561,977	15,878,226

Total Liabilities and Partners' Capital	$134,464,296	$103,685,218

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
Revenues
Rental income	$30,779,598	$29,000,196	$27,263,857
Laundry and sundry income	313,169	273,262	253,195

	31,092,767	29,273,458	27,517,052

Expenses
Administrative	1,486,328	1,399,726	1,358,129
Depreciation and amortization	5,256,999	4,334,660	4,211,489
Interest	7,495,174	6,567,578	6,414,622
Management fees	1,254,603	1,202,704	1,136,822
Operating	3,051,867	2,467,881	2,523,398
Renting	595,765	356,785	173,053
Repairs and maintenance	4,386,654	3,466,552	3,399,106
Taxes and insurance	3,359,240	2,936,373	2,420,809

	26,886,630	22,732,259	21,637,428

Income Before Other Income and Discontinued Operations	4,206,137	6,541,199	5,879,624

Other Income (Loss)
Interest income	202,116	275,685	603,040
Income (Loss) from investment in joint venture	(119,887)	(61,787)	43,701
(Loss) on the write off of property assets	(76,710)	—	—
(Loss) on early extinguishment of debt	(1,435,028)	—	—
Other expenses	(7,500)	—	—

	(1,437,009)	213,898	646,741

Income From Continuing Operations	2,769,128	6,755,097	6,526,365

Discontinued Operations
Income from discontinued operations	—	60,738	120,591
Gain on sale of real estate from discontinued operations	—	1,009,302	—

	—	1,070,040	120,591

Net Income	$2,769,128	$7,825,137	$6,646,956

Income per Unit
Income before discontinued operations	$15.98	$38.99	$37.67
Income from discontinued operations	—	6.18	.70

Net Income per Unit	$15.98	$45.17	$38.37

Weighted Average Number of Units Outstanding	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Units						Partner's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2001	144,180	34,243	1,802	180,225	6,973	173,252	$7,113,724	$1,692,964	$89,132	$8,895,820
Distribution to Partners	—	—	—	—	—	—	(2,449,283)	(581,705)	(30,616)	(3,061,604)
Net Income	—	—	—	—	—	—	5,317,565	1,262,921	66,470	6,646,956

Balance, December 31, 2001	144,180	34,243	1,802	180,225	6,973	173,252	$9,982,006	$2,374,180	$124,986	$12,481,172
Distribution to Partners	—	—	—	—	—	—	(3,542,466)	(841,336)	(44,281)	(4,428,083)
Net Income	—	—	—	—	—	—	6,260,110	1,486,776	78,251	7,825,137

Balance, December 31, 2002	144,180	34,243	1,802	180,225	6,973	173,252	$12,699,650	$3,019,620	$158,956	$15,878,226
Distribution to Partners	—	—	—	—	—	—	(4,068,302)	(966,222)	(50,853)	(5,085,377)
Net Income	—	—	—	—	—	—	2,215,302	526,134	27,692	2,769,128

Balance, December 31, 2003	144,180	34,243	1,802	180,225	6,973	173,252	$10,846,650	$2,579,532	$135,795	$13,561,977

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net income	$2,769,128	$7,825,137	$6,646,956

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,256,999	4,437,043	4,306,578
(Income) Loss from investments in partnership and joint venture	119,887	61,787	(43,701)
(Income) Loss on write-off of deferred financing costs	78,978	(1,206,599)	—
Loss on abandonment of fixed assets	76,710	—	—
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	(74,866)	37,275	(110,805)
(Increase) Decrease in financing and leasing fees	(220,197)	21,710	(74,865)
Increase in accounts payable and accrued expense	(56,605)	513,022	17,318
(Increase) Decrease in real estate tax escrow	(276,696)	(58,971)	45,756
(Increase) Decrease in prepaid expenses and other assets	(111,640)	(388,851)	(333,710)
Increase in advance rental payments and security deposits	112,129	87,831	278,327

Total Adjustments	4,904,699	3,504,247	4,084,898

Net cash provided by operating activities	7,673,827	11,329,384	10,731,854

Cash Flows from Investing Activities
(Investment in) Distribution from Partnership	(5,000)	452,003	(1,900,358)
Purchase and improvement of rental properties	(13,235,371)	(5,890,128)	(2,802,942)
Net proceeds from the sale of rental property	—	1,663,489	—

Net cash (used in) investing activities	(13,240,371)	(3,774,636)	(4,703,300)

Cash Flows from Financing Activities
Proceeds of mortgage notes payable	16,824,376	—	—
Principal payments of mortgage notes payable	(784,573)	(843,162)	(754,979)
Distributions to partners	(5,085,377)	(4,428,083)	(3,061,604)

Net cash (used in) provided by financing activities	10,954,426	(5,271,245)	(3,816,583)

Net Increase in Cash and Cash Equivalents	5,387,882	2,283,503	2,211,971
Cash and Cash Equivalents, Beginning of Year	18,974,446	16,690,943	14,478,972

Cash and Cash Equivalents, End of Year	$24,362,328	$18,974,446	$16,690,943

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the limited liability company formed in November 2001, in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned limited liability company using the equity method.

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

        Rental Properties:    Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated on a straight-line basis over their estimated useful lives.

        In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of recoverability is prepared. The estimated future undiscounted cash flows are compared to the asset's carrying value to determine if a write-down to fair value is required.

        Financing and Leasing Fees:    Financing fees are capitalized and amortized, using the interest method, over the life of the related mortgages. Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease. Unamortized balances are expensed when the corresponding fee is no longer applicable.

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2003, 2002 or 2001 other than net income as reported.

        Income Per Unit:    Net income per unit has been calculated based on the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnerships' properties are located in New England, and the Partnerships are subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnerships' revenues in 2003 or 2002. The Partnerships make their temporary cash investments with high-credit-quality financial institutions. At December 31, 2003, substantially all of the Partnerships' cash and cash equivalents were held in interest- bearing accounts at financial institutions, earning interest at rates from .49% to 2.0%. At December 31, 2003 and December 31, 2002, approximately $24,000,000 and $19,000,000 of cash and cash equivalents exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $199,543, $86,821 and $72,318 in 2003, 2002 and 2001, respectively.

        Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

NOTE 2.    RENTAL PROPERTIES

        As of December 31, 2003, the Partnership and its Subsidiary Partnerships owned 2,376 residential apartment units in residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

        Additionally, as of December 31, 2003, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties."

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

        On April 25, 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of approximately $23,368,000. The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%. The balance of the purchase was funded from cash reserves. The mortgage has a 10-year term and is amortized over 30 years, with interest only payments for the first three years. There is a significant prepayment penalty if the mortgage is paid prior to maturity.

        On June 17, 2002, the Partnership purchased a 69-unit residential apartment complex located in Norwood, Massachusetts for $7,200,000. The Partnership assumed a first mortgage of approximately $3,650,000 with an interest rate of 7.08%, amortizing over 25 years and maturing in January 2008. The seller financed $1,726,898 at an interest rate of 6% with terms of interest only for five years. This seller-financed note is collateralized by a mortgage on 19 previously unencumbered condominium units. The balance of approximately $1,800,000 was funded from cash reserves.

        On June 28, 2002, the Partnership sold a condominium unit located in Brockton, Massachusetts for $113,000. The net gain on the sale was $92,778 after deducting basis, a 3% sales commission to the management company (see Note 3), and other closing costs. The net cash flow to the Partnership was $104,494.

        On December 16, 2002, the Partnership sold the East Hampton Mall located in East Hampton, Connecticut for $3,025,000. The net gain on the sale was $916,524 after deducting basis, mortgage prepayment penalties, 3% sales commission to the management company (see Note 3) and other closing costs. The net cash flow to the Partnership was $1,414,661 after paying the mortgage of $1,268,510. Rental income from the property was approximately $471,000 and income from operations was approximately $60,000 for the year ended December 31, 2002.

        Rental properties consist of the following:

	Year Ended December 31,
	2003	2002	Useful Life
Land, improvements and parking lots	$22,592,176	$17,294,322	10-31 years
Buildings and improvements	104,638,576	83,031,706	15-31 years
Kitchen cabinets	2,403,447	1,849,895	5-10 years
Carpets	2,292,225	1,911,091	5-10 years
Air conditioning	691,408	214,383	7-10 years
Laundry equipment	79,580	46,974	5-7 years
Elevators	328,097	206,164	20 years
Swimming pools	98,105	86,340	10 years
Equipment	1,348,725	1,286,596	5-7 years
Motor vehicles	126,236	97,893	5 years
Fences	127,276	57,469	5-10 years
Furniture and fixtures	866,543	739,796	5-7 years
Smoke alarms	88,157	77,889	5-7 years
Construction in progress	1,555,960	1,363,836	—

	137,236,511	108,264,354
Less accumulated depreciation	33,043,635	29,091,904

	$104,192,876	$79,172,450

        At December 31, 2003, construction in progress consists of $1,555,960 at Westgate Apartments LLC for design, approvals, site work, and the commencement of construction of 20 additional residential units. Estimated total costs will be $4,000,000, with construction scheduled to be completed in the third quarter of 2004.

        Real estate and accumulated depreciation as of December 31, 2003 is:

				Cost Capitalized Subsequent to Acquisition(2)
		Initial Cost to Partnerships(1)			Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings & Improvements			Buildings & Improvements		Accumulated Depreciation(3)	Date Acquired
		Land		Improvements	Land		Totals
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$2,550,000	$62,700	$837,318	$729,484	$62,700	$1,566,802	$1,629,502	$1,093,496	Sept. 1977
Boylston Downtown L.P. Residential/Commercial Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$5,985,176	$2,112,000	$14,578,287	$16,690,287	$4,008,036	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,000,000	$684,000	$3,116,000	$141,898	$684,000	$3,257,898	$3,941,898	$496,014	Oct. 2000
Coach L.P. Residential Apartments Acton, Massachusetts	$1,500,000	$140,600	$445,791	$394,569	$140,600	$840,360	$980,960	$603,320	Sept. 1977
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$2,200,000	$177,610	$1,478,359	$725,919	$177,610	$2,204,278	$2,381,888	$1,695,957	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$1,800,000	$342,000	$1,367,669	$449,960	$342,000	$1,817,629	$2,159,629	$581,547	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$7,500,000	$1,410,000	$5,664,816	$1,095,311	$1,410,000	$6,760,127	$8,170,127	$2,295,594	July 1995
Condominium Units Residential Units Brookline, Massachusetts	$1,600,000	$484,156	$1,936,623	$—	$484,156	$1,936,623	$2,420,779	$40,191	June 2003
Condominium Units Residential Units Watertown, Massachusetts	$1,726,898	$23,346	$190,807	$1,595,447	$23,346	$1,786,254	$1,809,600	$211,465	Sept. 1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$1,900,000	$91,400	$740,360	$643,939	$91,400	$1,384,299	$1,475,699	$1,058,927	Sept. 1977
Hamilton Oaks Assoc. LLC Residential/Commercial Brockton, Massachusetts	$11,209,283	$2,175,000	$12,325,000	$548,645	$2,175,000	$12,873,645	$15,048,645	$2,888,827	Dec. 1999
Highland 38 L.P. Residential Apartments Lowell, Massachusetts	$800,000	$156,000	$634,085	$337,696	$156,000	$971,781	$1,127,781	$387,326	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,700,000	$385,000	$1,540,000	$860,084	$385,000	$2,400,084	$2,785,084	$947,776	Jan. 1995
Middlesex Apartments L.P. Residential Apartments Newton, Massachusetts	$1,300,000	$37,700	$161,012	$427,678	$37,700	$588,690	$626,390	$285,638	Sept. 1977
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$677,743	$79,650	$962,291	$1,041,941	$620,197	Sept. 1977

NERA Dean St. Assoc. LLC Residential Apartments Norwood, Massachusetts	$3,558,420	$1,512,000	$5,701,480	$52,777	$1,512,000	$5,754,257	$7,266,257	$378,048	June 2002
North Beacon 140 L.P. Residential/Commercial Boston, Massachusetts	$4,500,000	$936,000	$3,762,013	$1,354,352	$936,000	$5,116,365	$6,052,365	$1,646,190	July 1995
Oak Ridge Apartments L.P. Residential Apartments Foxboro, Massachusetts	$2,700,000	$135,300	$406,544	$1,102,644	$135,300	$1,509,188	$1,644,488	$991,896	Sept. 1977
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$1,850,000	$46,181	$878,323	$539,063	$46,181	$1,417,386	$1,463,567	$1,072,867	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$1,850,000	$72,525	$587,777	$1,176,396	$72,525	$1,764,173	$1,836,698	$1,196,599	Sept. 1977
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$4,750,000	$1,200,000	$4,810,604	$1,526,382	$1,200,000	$6,336,986	$7,536,986	$2,227,437	July 1995
School St. Assoc LLC Residential Apartments Framingham, Massachusetts	$17,000,000	$4,686,728	$18,746,911	$297,008	$4,686,728	$19,043,919	$23,730,647	$783,254	Apr 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$4,464,789	$3,280,000	$4,920,000	$6,075	$3,280,000	$4,926,075	$8,206,075	$756,487	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$4,940,774	$1,335,000	$7,565,501	$342,090	$1,335,000	$7,907,591	$9,242,591	$1,818,106	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$11,011,045	$461,300	$2,424,636	$5,080,691	$461,300	$7,505,327	$7,966,627	$4,958,440	Sept. 1977

	$115,911,209	$22,026,196	$89,119,288	$26,091,027	$22,026,196	$115,210,315	$137,236,511	$33,043,635

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements.

(3)
In 2003, rental properties were depreciated over the following estimated useful lives:

Asset	Life
Buildings and Improvements	10-31 years
Other Categories of Assets	5-15 years

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2003	2002	2001
Rental Properties
Balance, Beginning	$108,264,354	$100,418,389	$97,864,134
Additions:
Buildings, improvements and other assets	30,235,371	11,260,155	2,802,942

	138,499,725	111,678,544	100,667,076
Deduct:
Write-off of retired or disposed assets	1,263,214	3,414,190	248,687

Balance, Ending	$137,236,511	$108,264,354	$100,418,389

Accumulated Depreciation
Balance, Beginning	$29,091,904	$26,477,291	$22,557,098
Add:
Depreciation for the year	5,138,235	4,303,404	4,168,880

	34,230,139	30,780,695	26,725,978
Deduct:
Accumulated depreciation of retired or disposed assets	1,186,504	1,688,791	248,687

Balance, Ending	$33,043,635	$29,091,904	$26,477,291

NOTE 3.    RELATED PARTY TRANSACTIONS

        The Partnerships' properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $1,254,872, $1,224,056 and $1,155,521 in 2003, 2002 and 2001, respectively. Security deposits are held in escrow by the management company (see Note 6).

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2003, 2002 and 2001, approximately $1,468,000, $719,000 and $643,000, respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2003 expenses referred to above, approximately $268,000 consisted of repairs and maintenance and $206,000 of administrative expense; approximately $994,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Of the 2002 expenses referred to above, approximately $231,000 consisted of repairs and maintenance and $204,000 of administrative expense; approximately $284,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Of the 2001 expenses referred to above, approximately $194,000 is recorded in repairs and maintenance, approximately $191,000 in administrative expense and approximately $62,000 in renting expense; approximately $196,000 of architectural services and supervision of capital projects was capitalized in rental properties. Additionally in 2003, 2002 and 2001, the Partnership paid to the management company $80,000, $80,000 and $80,000, respectively, for in-house accounting services. Included in accounts payable and accrued expenses at December 31, 2003 and 2002 is $455,299 and $248,630, respectively, due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. During the year ended December 31, 2002, the Partnership paid commissions of $94,140 to the management company of which $3,390 represents the sale of the condominium in Brockton (see Note 2) and $90,750 represents the sale of East Hampton Mall. No commissions were paid during the year ended December 31, 2003.

        In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $50,000, $50,000 and $50,000 in 2003, 2002 and 2001, respectively.

        Included in prepaid expenses and other assets were amounts due from related parties of approximately $1,154,000, $1,075,000 and $1,038,000 at December 31, 2003, 2002 and 2001, respectively, representing Massachusetts tenant security deposits which are held for the Partnerships by an entity owned by one of the shareholders of the General Partner (see Note 6).

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

        On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC ("Harvard 45") which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership's Advisory Committee and the Audit Committee of the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all of the 21 units sold are comparable. See Note 5 for a description of the guarantee given on a $1,600,000 mortgage on these five units.

        The above 42-unit condominium building is managed by an entity wholly owned by the 25% shareholder and President of the General Partner. That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership's Partnership Agreement.

NOTE 4.    OTHER ASSETS

        Included in prepaid expenses and other assets at December 31, 2003 and 2002 is approximately $653,000 and $734,000, respectively, held in escrow to fund future capital improvements.

        Financing and leasing fees of $725,371 and $684,322 are net of accumulated amortization of $286,104 and $575,510 at December 31, 2003 and December 31, 2002, respectively.

NOTE 5.    MORTGAGE NOTES PAYABLE

        At December 31, 2003 and December 31, 2002, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2003, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $732,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At December 31, 2003, the weighted average effective interest rate on the above mortgages was 6.86%. The effective rate includes the amortization expense of deferred financing costs. The weighted average of the fixed debt interest rate was 6.78%. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans. Approximate annual maturities at December 31, 2003 are as follows:

2004—current maturities	$719,000
2005	778,000
2006	2,577,000
2007	2,854,000
2008	8,931,000
Thereafter	100,053,000

$115,912,000

        On August 1, 2003, the Partnership refinanced four mortgage loans with outstanding balances totaling approximately $11,526,000 and interest rates that ranged from 8.38% to 8.75%. These four mortgages were scheduled to mature in 2005, with final payments totaling approximately $11,000,000 due in 2005. The total of the four new mortgage loans is $26,750,000, with interest rates from 4.84% to 5.30%. These new loans require interest payments for 10 years, whereafter the entire $26,750,000 becomes due. The total monthly payments on the old loans were approximately $101,000 including principal of approximately $20,000. The total monthly interest payments on the new mortgages are approximately $109,000, resulting in an increased monthly payment for these four properties of $8,000 or $96,000 per year. Annual interest expenses will increase approximately $340,000 due to the increased debt. The new mortgages also contain substantial prepayment penalties if paid before maturity. The Partnership's cash reserves have been increased approximately $13,000,000 as a result of these refinancings.

        The Partnership has recorded a loss on the early extinguishment of debt of approximately $1,435,000 because of prepayment penalties of approximately $1,355,000, and the write-off of deferred financing fees of approximately $80,000. Deferred financing fees on the new mortgages, of approximately $132,000 will be amortized over their 10-year term.

        In August 2003, the Partnership obtained a $1,600,000 mortgage loan for three years, with interest-only payments at 5.25% and no prepayment penalties, secured by the five condominium units acquired by the Partnership in June 2003. Total origination and closing costs of approximately $18,000 will be amortized over three years. The majority owner of the General Partner has guaranteed to the bank 50% of the outstanding mortgage.

NOTE 6.    ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The lease agreements require the majority of tenants to maintain a one-month advance rental payment plus security deposits. Security deposits are held by Hamilton (see Note 3).

NOTE 7.    PARTNERS' CAPITAL

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

        In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit and pay an additional one-time distribution of $3.00 per unit for a total distribution of $9.60 per unit payable on March 31, 2003. Additionally, the Partnership paid quarterly distributions of $6.60 per unit on June 30, September 30 and December 31, for a total distribution of $29.40 for 2003.

        In February 2004, the Partnership voted to pay a quarterly distribution $6.60 per unit on March 31, 2004.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for ten depositary receipts. The following is information per depositary receipt:

	Year Ended December 31,
	2003	2002	2001
Income per Depositary Receipt Before Discontinued Operations	$1.60	$3.90	$3.77
Income from Discontinued Operations	—	.62	.07

Net Income per Depositary Receipt After Discontinued Operations	$1.60	$4.52	$3.84

Distributions per Depositary Receipt	$2.94	$2.56	$1.77

NOTE 8.    TREASURY UNITS

        Treasury units at December 31, 2003 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64

6,973

NOTE 9.    COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10.    RENTAL INCOME

        During the year ended December 31, 2003, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties which have minimum future rental income on non-cancelable operating leases as follows:

Commercial Property Leases
2004	$1,558,000
2005	1,237,000
2006	1,097,000
2007	1,210,000
2008	1,054,000
Thereafter	5,479,000

$11,635,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $382,000, $325,000 and $292,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Rents receivable are net of allowances for doubtful accounts of $221,942, $211,202 and $77,752 at December 31, 2003, 2002 and 2001, respectively. Included in rents receivable is approximately $300,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11.    CASH FLOW INFORMATION

        During the years ended December 31, 2003, 2002 and 2001, cash paid for interest was $7,413,070, $6,580,294 and $6,450,342, respectively.

        Non-cash investing and financing activities were as follows:

	Year Ended December 31, 2003
	Investing Activities	Financing Activities	Total
New Mortgage Debt	$—	$45,350,000	$45,350,000
(Purchase) of rental property	(25,415,900)	—	(25,415,900)

	(25,415,900)	45,350,000	19,934,100

Non-cash investing and financing:
Mortgage on Framingham acquisition	17,000,000	(17,000,000)	—
Mortgage debt paid from refinancings	—	(11,525,624)	(11,525,624)

Total non-cash investing and financing activity	17,000,000	(28,525,624)	(11,525,624)

Cash received (used) before other transaction expenses	$(8,415,900)	$16,824,376	$8,408,476

	Year Ended December 31, 2002
	Investing Activities	Financing Activities	Total
Sale (purchase) of rental properties	$(7,200,000)	$3,138,000	$(4,062,000)

Non-cash investing and financing:
Mortgage debt incurred (paid)	5,376,898	(1,268,510)	4,108,388

Total non-cash investing and financing activity	5,376,898	(1,268,510)	4,108,388

Cash received (used) before other transaction expenses	$(1,823,102)	$1,869,490	$46,388

	Year Ended December 31, 2001—None

NOTE 12.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2003 and 2002. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At December 31, 2003	$115,911,209	$121,997,197
At December 31, 2002	$82,871,406	$92,326,604

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2003 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13.    TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partner's tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $700,000 less than statement income for the year ended December 31, 2003 and approximately $50,000 greater than statement income for the year ended December 31, 2002. The cumulative tax basis of the Partnership's real estate at December 31, 2003, is approximately $1,300,000 greater than the statement basis.

NOTE 14.    NEW ACCOUNTING PRONOUNCEMENTS

        The Partnership adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets," on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires separate presentation of discontinued operations for an operating property sold or considered held for sale for years beginning on January 1, 2002. In accordance with FAS 144, the Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

        In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections." FAS 145 eliminates extraordinary accounting treatment for or loss on debt extinguishment and amends other existing authoritative pronouncements; it makes various technical corrections, clarifies meanings, and describes their applicability under changed conditions. The provisions of FAS 145 became effective for the Partnership with the beginning of fiscal year 2003. However, early application of FAS 145 was encouraged, and the Partnership adopted FAS 145 in 2002. Debt extinguishments reported as extraordinary items prior to scheduled or early adoptions of FAS 145 would be reclassified in most cases following adoption.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Partnership does not expect the adoption of SFAS No. 149, if required, to have a material impact on the Partnership's financial position or results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer require classification as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003. The Partnership does not expect the adoption of SFAS No. 150, if required, to have a material impact on the Partnership's financial position or results of operations or cash flows.

        In January 2003, the FASB issued FIN No. 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN No. 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Partnership does not believe that the application of FIN No. 46, if required, will have a material impact on its financial position, results of operations, or liquidity.

NOTE 15.    CHANGE IN ACCOUNTING PRINCIPLE

        During 2002, the Partnership changed its method of accounting for extinguishment of debt to conform to the new requirement of the Financial Accounting Standards Board Statement 145 (FAS 145). The effect of this change is to record the loss on the extinguishment of debt with other income or loss in arriving at net income. Prior to 2002, extinguishment of debt expense was treated as an extraordinary item. In 2003, the Partnership realized a loss of approximately $1,435,000 from the early extinguishment of debt (see Note 5).

NOTE 16.    DISCONTINUED OPERATIONS and SALES of REAL ESTATE

        The Partnership's adoption of SFAS No. 144 resulted in the presentation of the net operating results of qualifying properties sold during 2002 as income from discontinued operations for all periods presented. In addition, SFAS No. 144 resulted in the gain from the sales of these qualifying properties (totaling approximately $1,000,000) to be reflected as a gain on sales of real estate from discontinued operations in the accompanying consolidated statements of operations. The adoption of SFAS No. 144 did not have an impact on net income; it only impacted the presentation of these properties within the consolidated statements of income.

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Total Revenues	$—	$474,792	$503,282
Operating and other expenses	—	(311,671)	(287,602)
Depreciation and amortization	—	(102,383)	(95,089)

Income from discontinued operations.	$—	$60,738	$120,591

	Year Ended December 31,
	2003	2002	2001
Realized gain on sale of rental property	$—	$1,009,302	$—

NOTE 17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total
Revenue	$7,532,092	$7,853,583	$7,876,404	$7,830,688	$31,092,767
Expenses	6,094,285	6,456,842	7,216,174	7,119,329	26,886,630

Income Before Other Income and Discontinued Operations	1,437,807	1,396,741	660,230	711,359	4,206,137
Other Income (Loss)	34,851	18,139	(1,504,096)	14,097	(1,437,009)

Income Before Discontinued Operations	1,472,658	1,414,880	(843,866)	725,456	2,769,128
Discontinued Operations	—	—	—	—	—

Net Income (Loss)	$1,472,658	$1,414,880	$(843,866)	$725,456	$2,769,128

Net Income per Unit	$8.50	$8.16	$(4.87)	$4.19	$15.98

Net Income per Depositary Receipt	$0.85	$0.82	$(0.49)	$0.42	$1.60

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Total
Revenue	$7,274,719	$7,245,778	$7,304,850	$7,448,111	$29,273,458
Expenses	5,466,801	5,559,914	5,981,704	5,723,840	22,732,259

Income Before Other Income and Discontinued Operations	1,807,918	1,685,864	1,323,146	1,724,271	6,541,199
Other Income	60,254	63,669	44,603	45,372	213,898

Income Before Discontinued Operations	1,868,172	1,749,533	1,367,749	1,769,643	6,755,097
Discontinued Operations	35,233	114,020	32,515	888,272	1,070,040

Net Income	$1,903,405	$1,863,553	$1,400,264	$2,657,915	$7,825,137

Net Income per Unit	$10.99	$10.76	$8.08	$15.34	$45.17

Net Income per Depositary Receipt	$1.10	$1.08	$0.81	$1.53	$4.52

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC. Its General Partner
By:	/s/ RONALD BROWN Ronald Brown, President
Dated: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 30, 2004
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004
/s/ GUILLIAEM AERTSEN, IV Guilliaem Aertsen, IV	Director of the General Partner	March 30, 2004
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	March 30, 2004

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(4)
(21)	Subsidiaries of the Partnership.(4)
(31.1)
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)
(31.2)
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)
(32.1)
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership).
(32.2)
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).
(99)	Report of the Audit Committee

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

S-2