Form 10-Q
period 2004-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2004-05-17
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART I – FINANCIAL INFORMATION

Item I. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of income, changes in partners’ capital, and cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Rental Properties	$104,231,420	$104,192,876
Cash and Cash Equivalents	23,491,247	24,362,328
Rents Receivable	535,646	550,772
Real Estate Tax Escrows	738,530	667,949
Prepaid Expenses and Other Assets	2,620,639	2,649,617
Investment in Partnership	1,283,353	1,315,383
Financing and Leasing Fees	699,103	725,371

Total Assets	$133,599,938	$134,464,296

Liabilities and Partners’ Capital
Mortgage Notes Payable	$115,734,864	$115,911,209
Accounts Payable and Accrued Expenses	1,348,365	1,620,023
Advance Rental Payments and Security Deposits	3,514,190	3,371,087

Total Liabilities	120,597,419	120,902,319

Commitments and Contingent Liabilities (Notes 2 and 9)

Partners’ Capital
173,252 units outstanding in 2004 and 2003	13,002,519	13,561,977

Total Liabilities and Partners’ Capital	$133,599,938	$134,464,296

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	(Unaudited)
	2004	2003
Revenue
Rental income	$7,745,812	$7,461,292
Laundry and sundry income	81,450	70,800
	7,827,262	7,532,092
Expense
Administrative	329,886	363,816
Depreciation and amortization	1,474,388	1,112,863
Interest	2,002,895	1,659,167
Management fees	318,461	296,338
Operating	1,092,141	990,816
Renting	109,198	62,965
Repairs and maintenance	1,073,007	813,111
Taxes and insurance	882,804	795,209
	7,282,780	6,094,285

Income Before Other Income	544,482	1,437,807

Other Income (Loss)
Interest income	70,167	55,528
(Loss) from investment in joint venture	(32,030)	(20,677)
	38,137	34,851

Net Income	$582,619	$1,472,658

Net Income per Unit	$3.36	$8.50

Weighted Average Number of Units Outstanding	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited
	Class A	Class B	General Partnership	Total
Balance, January 1, 2003	$12,699,650	$3,019,620	$158,956	$15,878,226

Distribution to Partners	(1,328,425)	(315,501)	(16,605)	(1,660,531)

Net Income	1,178,126	279,805	14,727	1,472,658

Balance, March 31, 2003	$12,549,351	$2,983,924	$157,078	$15,690,353

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2003	138,602	32,918	1,732	173,252

Balance, January 1, 2004	$10,846,650	$2,579,532	$135,795	$13,561,977

Distribution to Partners	(913,662)	(216,995)	(11,420)	(1,142,077)

Net Income	466,095	110,698	5,826	582,619

Balance, March 31, 2004	$10,399,083	$2,473,235	$130,201	$13,002,519

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2004	138,602	32,918	1,732	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	(Unaudited)
	2004	2003
Cash Flows from Operating Activities
Net income	$582,619	$1,472,658

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,474,388	1,112,863
Loss from investments in joint venture	32,030	20,677
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	15,126	(140,117)
(Increase) Decrease in financing and leasing fees	—	(4,649)
(Decrease) in accounts payable and accrued expense	(271,658)	(467,137)
(Increase) in real estate tax escrow	(70,581)	(101,632)
(Increase) Decrease in prepaid expenses and other assets	24,329	(27,525)
Increase (Decrease) in advance rental payments and security deposits	143,103	(65,282)

Total Adjustments	1,346,737	327,198

Net cash provided by operating activities	1,929,356	1,799,856

Cash Flows (used in) investing activities
Distribution from joint venture	—	15,000
Purchase and improvement of rental properties	(1,482,015)	(511,752)

Net cash (used in) investing activities	(1,482,015)	(996,752)

Cash Flows (used in) financing activities
Principal payments of mortgages payable	(176,345)	(223,586)
Distributions to partners	(1,142,077)	(1,660,531)

Net cash (used in) financing activities	(1,318,422)	(1,884,117)

Net Decrease in Cash and Cash Equivalents	(871,081)	(1,081,013)
Cash and Cash Equivalents, at beginning of period	24,362,328	18,974,446

Cash and Cash Equivalents, at end of period	$23,491,247	$17,893,433

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

In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of recoverability is prepared. The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write-down to fair value is required.

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

Cash Equivalents:  The Partnership considers cash equivalents to be all highly liquid instruments purchased with maturity of three months or less.

Segment Reporting:  Operating segments are revenue-producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as one segment.

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2004 or 2003 other than net income as reported.

Income Per Unit:  Net income per unit has been calculated based on the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2004 or 2003.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions.  At March 31, 2004, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.44% to 1.34%.  At March 31, 2004 and December 31, 2003, approximately $23,000,000 and $24,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $57,881 and $28,673 for the three months ended March 31, 2004 and 2003, respectively.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

NOTE 2—RENTAL PROPERTIES

As of March 31, 2004, the Partnership and its Subsidiary Partnerships owned 2,376 residential apartment units in residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of March 31, 2004, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership.  The total purchase price for the five units was $2,421,286 including closing costs.  The Partnership obtained a $1,600,000 mortgage on these condominiums.  See Notes 3 and 5 for a discussion of certain related parties associated with this acquisition.  The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units for a three-year period from acquisition.

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

Rental properties consist of the following:

	MARCH 31, 2004	DECEMBER 31, 2003	USEFUL LIFE
Land, improvements, and parking lots	$22,994,131	$22,992,176	10-31 years
Buildings and improvements	101,627,254	101,538,576	15-31 years
Kitchen cabinets	2,881,351	2,403,447	5-10 years
Carpets	2,470,165	2,292,225	5-10 years
Air conditioning	695,818	691,408	7-10 years
Laundry equipment	81,836	79,580	5-7 years
Elevators	373,964	328,097	20 years
Swimming pools	105,425	98,105	10 years
Equipment	1,462,041	1,348,725	5-7 years
Motor vehicles	126,236	126,236	5 years
Fences	136,623	127,276	5-10 years
Furniture and fixtures	3,672,858	3,566,543	5-7 years
Smoke alarms	92,342	88,157	5-7 years
Construction in progress	1,998,483	1,555,960	—
	138,718,527	137,236,511
Less accumulated depreciation	34,487,107	33,043,635
	$104,231,420	$104,192,876

At March 31, 2004, construction in progress consists of $1,998,483 at Westgate Apartments LLC for design, approvals, site work, and the commencement of construction of 20 additional residential units.  Estimated total costs will be $4,000,000, with construction scheduled to be completed in the third quarter of 2004.

NOTE 3—RELATED PARTY TRANSACTIONS

The Partnerships’ properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $318,461 and $296,329 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA.  During the three months ended March 31, 2004 and 2003, approximately $864,000 and $165,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2004 expenses referred to above, approximately $52,000 consisted of repairs and maintenance and $41,000 of administrative expense; approximately $771,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties.  Of the 2003 expenses referred to above, approximately $88,000 consisted of repairs and maintenance and $52,000 of administrative expense; approximately $25,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the quarters ended March 31, 2004 and 2003 the Partnership paid to the management company $20,000, for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at March 31, 2004 and December 31, 2003 is $150,294 and $455,299 due to the management company.  The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%.

No commissions were paid during the year ended December 31, 2003 and through March 31, 2004.

On January 1, 2004, NERA’s employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees working directly on NERA properties. Total reimbursement was approximately $110,000 for the three months ended March 31, 2004.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $12,500 for the three months ended March 31, 2004 and $50,000 for the year ended December 31, 2003.

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

NOTE 4—OTHER ASSETS

Included in prepaid expenses and other assets at March 31, 2004 and December 31, 2003 is approximately $678,000 and $653,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $699,103 and $725,371 are net of accumulated amortization of $312,372 and $286,104 at March 31, 2004 and December 31, 2003, respectively.

NOTE 5—MORTGAGES NOTES PAYABLE

At March 31, 2004 and December 31, 2003, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At March 31, 2004, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $732,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  At December 31, 2003, the weighted average effective interest rate on the above mortgages was 6.86%.  The effective rate includes the amortization expense of deferred financing costs.  The weighted average of the fixed debt interest rate was 6.78%.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.
Approximate annual maturities at December 31, 2003 are as follows:

2005 - current maturities	$735,000
2006	792,000
2007	2,651,000
2008	6,147,000
2009	5,633,000
Thereafter	99,777,000
$115,735,000

On August 1, 2003, the Partnership refinanced four mortgage loans with outstanding balances totaling approximately $11,526,000 and interest rates that ranged from 8.38% to 8.75%. These four mortgages were scheduled to mature in 2005, with final payments totaling approximately $11,000,000 due in 2005. The total of the four new mortgage loans is $26,750,000, with interest rates from 4.84% to 5.30%.  These new loans require interest payments for 10 years, when the entire $26,750,000 becomes due.  The total monthly payments on the old loans were approximately $101,000 including principal of approximately $20,000.  The total monthly interest payments on the new mortgages are approximately $109,000, resulting in an increased monthly payment for these four properties of $8,000 or $96,000 per year.  Annual interest expense increased approximately $340,000 due to the increased debt.  The new mortgages also contain substantial prepayment penalties if paid before maturity.  The Partnership’s cash reserves were increased approximately $13,000,000 as a result of these refinancings.

The Partnership recorded a loss in the third quarter of 2003 on the early extinguishment of debt of approximately $1,435,000 because of prepayment penalties of approximately $1,355,000, and the write-off of deferred financing fees of approximately $80,000.  Deferred financing fees on the new mortgages, of approximately $132,000 will be amortized over their 10-year term.

In August 2003, the Partnership obtained a $1,600,000 mortgage loan for three years, with interest -only payments at 5.25% and no prepayment penalties, secured by the five condominium units acquired by the Partnership in June 2003. Total origination and closing costs of approximately $18,000, will be amortized over three years.  The majority owner of the General Partner has guaranteed to the bank 50% of the outstanding mortgage.

NOTE 6—ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements require the majority of tenants to maintain a one-month advance rental payment plus security deposits.  Amounts received for prepaid rents of approximately $2,000,000 are included with cash and cash equivalents and security deposits of approximately $1,000,000 are included with other assets.

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

In February 2004, the Partnership voted to pay a quarterly distribution $6.60 per unit payable on March 31, 2004.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units.  Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for ten depositary receipts.  The following is information per depositary receipt:

	Three months ended March 31,
	2004	2003

Net income per depositary receipt	$0.34	$0.85

NOTE 8—TREASURY UNITS

Treasury units at March 31, 2004 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims, which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10—RENTAL INCOME

During the three months ended March 31, 2004, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties, which have minimum future rental income on non-cancelable operating leases as follows:

Commercial Property Leases

2005	$1,520,000
2006	1,265,000
2007	1,222,000
2008	1,204,000
2009	1,163,000
Thereafter	5,281,000
$11,655,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes.  Aggregate contingent rentals were approximately $136,000 for the three months ended March 31, 2004 and $382,000 for the year ended December 31, 2003, respectively.

Rents receivable are net of allowances for doubtful accounts of  $307,510 and $221,942 at March 31, 2004 and December 31, 2003, respectively.  Included in rents receivable is approximately $350,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11—CASH FLOW INFORMATION

During the three months ended March 31, 2004 and 2003, cash paid for interest was $1,977,740 and $1,636,700 respectively.

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

	Carrying Amount	Estimated Fair Value

Mortgage notes payable
At March 31, 2004	$115,734,864	$124,381,089
At December 31, 2003	115,911,209	121,997,197

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2004 and December 31, 2003.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13—TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $275,000 less than statement income for the quarter ended March 31, 2004 and approximately $700,000 less than statement income for the year ended December 31, 2003.  The cumulative tax basis of the Partnership’s real estate at March 31, 2004 is approximately $1,025,000 greater than the statement basis.

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

The Partnership adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets,” on January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of FAS 144 are to develop one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires separate presentation of discontinued operations for an operating property sold or considered held for sale for years beginning on January 1, 2002. In accordance with FAS 144, the Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections.” FAS 145 eliminates extraordinary accounting treatment for or loss on debt extinguishment and amends other existing authoritative pronouncements; it makes various technical corrections, clarifies meanings, and describes their applicability under changed conditions. The provisions of FAS 145 became effective for the Partnership beginning in 2003. However, early application of FAS 145 was encouraged, and the Partnership adopted FAS 145 in 2002. Debt extinguishments reported as extraordinary items prior to scheduled or early adoptions of FAS 145 would be reclassified in most cases following adoption.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Partnership does not expect the adoption of SFAS No. 149, if required, to have a material impact on the Partnership’s financial position or results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer require classification as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003. The Partnership does not expect the adoption of SFAS No. 150, if required, to have a material impact on the Partnership’s financial position or results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN No. 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Partnership does not believe that the application of FIN No. 46, if required, will have a material impact on its financial position, results of operations, or liquidity.

Item 2 — MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s properties.  Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments.  The Partnership’s properties represent approximately 33% of the total properties and 67% of the residential properties managed by Hamilton.  Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown.  The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the “Management Fee”).  The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 19.6% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit for such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio, and Edward Sarkesian, also own immaterial amounts of the Partnership’s Class A Units.

Beyond the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows NewReal to charge the Partnership for the cost of employing professionals to assist with the administration of thePartnership’s properties.  In addition to the Management Fee, from time to time the Partnership pays Hamilton for repairs and maintenance services, legal services, construction services and accounting services.  The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

Hamilton accounted for approximately 5% and 6% of the repair and maintenance expense paid for by the Partnership in the first quarter of 2004 and the year ended December 31, 2003,respectively.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, and carpentry services, snow removal and the use of equipment such as fork lifts.   However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 82% of the legal services paid for by the Partnership during the first quarter of 2004 and approximately 66% during the year ended December 31, 2003.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  The architectural department at Hamilton also provides services to the Partnership on an as-needed basis.  In 2004 and 2003, Hamilton provided the majority of the construction services and architectural services paid for by the Partnership.

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

Residential leases are generally for terms of one year or less, and commercial leases are generally for five to ten years, with renewal options at increased rents.  Significant commercial leases with stepped increases over the term of the lease are recorded on the straight-line basis.

Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.  Costs related to the acquisition, development, construction and improvement of properties are capitalized including interest, internal wages and benefits, real estate taxes and insurance.  Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing.  Replacements and improvements— such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations are capitalized and depreciated over their estimated useful lives as follows:

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

Results of Operations

Three months ended March 31, 2004 and March 31, 2003

The Partnership and its Subsidiary Partnerships earned income before other income of  $544,582 during the three months ended March 31, 2004 compared to $1,437,807 for the three months ended March 31, 2003, a decrease of $893,325(62%).  As more fully described in the tables below, this decrease in operating income is largely due to an increase in operating expenses and increases in vacancy rates.  Due to the softening residential rental market, rental income at many of the properties decreased in the three months ended March 31, 2004 and expenses continued to increase.

The rental activity is summarized as follows:

	Occupancy Date
	May 3, 2004	February 25, 2004	May 5, 2003
Residential
Units	2,400	2,400	2,395
Vacancies	72	37	58
Vacancy rate	3.0%	1.5%	2.4%
Commercial
Total square feet	85,275	85,275	85,275
Vacancy	4,700	0	0
Vacancy rate	5.5%	0%	0%

	Rental Income (in thousands) Three Months Ended
	2004	2003

Total rents	$7,446	$7,461
Residential percentage	93%	93%
Commercial percentage	7%	7%
Contingent rentals	$136	$143

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months Ended
	March 31,		Dollar	Percent
	2004	2003	Change	Change

Revenues:
Rental income	$7,745,812	$7,461,292	$284,520	3.8%
Laundry and sundry income	81,450	70,800	10,650	15.0%
	7,827,262	7,532,092	295,170	3.9%

Expenses
Administrative	329,886	363,816	(33,930)	—9.3%
Depreciation and amortization	1,474,388	1,112,863	361,525	32.5%
Interest	2,002,895	1,659,167	343,728	20.7%
Management fees	318,461	296,338	22,123	7.5%
Operating	1,092,141	990,816	101,325	10.2%
Renting	109,198	62,965	46,233	73.4%
Repairs and maintenance	1,073,007	813,111	259,896	32.0%
Taxes and insurance	882,804	795,209	87,595	11.0%
	7,282,780	6,094,285	1,188,495	19.5%

Income before other income	544,482	1,437,807	(893,325)	—62.1%

Other Income (Loss)
Interest income	70,167	55,528	14,639	26.4%
Income (loss) from investment in joint venture	(32,030)	(20,677)	(11,353)	54.9%
	38,137	34,851	3,286	9.4%

Net Income	582,619	1,472,658	(890,039)	—60.4%

The following is a comparative schedule for the three months ended March 31, 2004, of the changes in revenue from rental operations excluding the 2003 acquisitions.

	Total Partnership 2004	Less Acquired Properties	Same Properties in 2004	Same Properties in 2003	Dollar Change	Percent Change
Revenues:
Rental income	$7,745,812	$582,991	$7,162,821	$7,461,292	$(298,471)	—4.0%
Laundry and sundry income	81,450	11,080	70,370	70,800	(430)	—0.6%
	7,827,262	594,071	7,233,191	7,532,092	(298,901)	—4.0%

Expenses
Administrative	329,886	14,469	315,417	363,816	(48,399)	—13.3%
Depreciation and amortization	1,474,388	327,392	1,146,996	1,112,863	34,133	3.1%
Interest	2,002,895	257,801	1,745,094	1,659,167	85,927	5.2%
Management fees	318,461	23,599	294,862	296,338	(1,476)	—0.5%
Operating	1,092,141	93,204	998,937	990,816	8,121	0.8%
Renting	109,198	8,745	100,453	62,965	37,488	59.5%
Repairs and maintenance	1,073,007	96,154	976,853	813,111	163,742	20.1%
Taxes and insurance	882,804	64,425	818,379	795,209	23,170	2.9%
	7,282,780	885,788	6,396,992	6,094,285	302,707	5.0%

Income before other income	544,482	(291,717)	836,199	1,437,807	(601,608)	—41.8%

Rental income for the three months ended March 31, 2004 was approximately $7,746,000 compared to approximately $7,461,000 for the three months ended March 31, 2003, an increase of approximately $285,000(4%).  The increase is due in large part to the acquisition of a 184 unit residential apartment complex located on School Street in Framingham, Massachusetts (referred to as “School Street”).  School Street was acquired in April 2003, therefore there was no rental income from School Street for the three months ended March 31, 2003.  Rental income for the three months ended March 31, 2004 from School Street was approximately $562,000.   This increase in rental income from School Street is offset by decreases in rental income due to increased vacancies, rental concessions and some reductions in rents for new leases.  Rental income at the Westgate Apartments in Woburn, Massachusetts decreased approximately $127,000 (17%) due to vacancies and rental credits given to new tenants during the first quarter of 2004 in the ongoing effort to stay competitive in a relatively soft rental market.   Rental income at Redwood Hills decreased approximately $33,000(6%) due to increased vacancies at the property.  Most residential properties experienced smaller decreases in rental income.  Additionally, bad debts increased approximately $31,000.

Total expenses for the three months ended March 31, 2004 were $7,282,780 compared to $6,094,285 for the three months ended March 31 2003, an increase of $1,188,495 (20%). Expenses related to the School Street acquisition represent approximately $831,000 (70%) of this increase. Unrelated to the acquisition of School Street, there was an increase in expenses of approximately $303,000.  Repairs and maintenance expenses increased approximately $164,000 due to ongoing refurbishment, repair and clean up of rental units in an effort to reduce vacancies.

Taxes and insurance increased approximately $23,000 due to increases in insurance premiums. Renting expenses increased approximately $37,000 due to increases in advertising and promotion expenses due to a soft rental market.  Operating expenses increased slightly due to  higher heating costs of approximately $55,000 offset by decreases in snow removal expenses. Administrative expenses decreased approximately $48,000 primarily due to a reduction in  professional fees.

Total depreciation and amortization increased approximately $362,000 primarily due to the 2003 acquisitions.

The Partnership has a 50% ownership interest in a limited liability Partnership that owns a 40 unit residential property in Cambridge, Massachusetts.  For the three months ended March 31, 2004, the Partnership’s share of loss on this investment is $32,030 compared to a loss of $ 20,677 for the three months ended March 30, 2003, an increase of $11,353.  This is due to an increase in vacancies.  There were two units vacant at March 31, 2004.

Interest income was approximately $70,167 for the three months ended March 31, 2004 compared to $55,528 for the three months ended March 31, 2003 an of increased $14,639 (26%).  This increase is due primarily due to an increase in the cash available for investment.  Total interest expense increased approximately $344,000 due to the increased mortgage debt.

As a result of the changes discussed above, net income for the three months ended March 31, 2004 was $582,619 compared to $1,472,658 for the three months ended March 31, 2003, a decrease of $890,039 (60%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2004 and 2003 was the collection of rents as well as the refinancing of Partnership properties during 2003.

The majority of cash and cash equivalents of $23,491,247 at March 31, 2004 and $24,362,328 at December 31, 2003 was held in interest bearing accounts at credit worthy financial institutions.

This decrease of $871,081 at March 31, 2004 is summarized as follows:

	Three Months Ended March 31,
	2004	2003

Cash provided by operating activities	$1,929,356	$1,799,856
Cash (used in) investing activities	(1,482,015)	(996,752)
Cash (used in) other financing activities	(176,345)	(223,586)
Distributions paid	(1,142,077)	(1,660,531)
Net (decrease) increase in cash and cash equivalents	$(871,081)	$(1,081,013)

The cash provided by operating activities is primarily due to the net income plus depreciation expense.  The increase in cash used in investing activities is due to significant capital improvements made in the first quarter of 2004.  The decrease in cash used in financing activities was due to the decrease in the distribution.

On August 1, 2003, the Partnership refinanced four mortgage loans with a total outstanding balance of approximately $11,526,000, earning interest at rates ranging from 8.38% to 8.75%.  All of these loans matured in 2005.  The Partnership borrowed a total of $26,750,000, with interest rates ranging from 4.84% to 5.30%.  The new loans are represented by ten-year notes with interest only payments during their entire terms.  The total monthly payment on the old loans was approximately $101,000 including principal of approximately $20,000.  The total monthly payment on the new loan is approximately $109,000, resulting in an increase in annual payments of approximately $96,000.  Annual interest expense will increase approximately $340,000 due to the increased debt.  The Partnership’s cash reserves have increased approximately $13,000,000 as a result of this refinancing.  There are substantial prepayment penalties if paid before maturity.

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

On April 25, 2003, the Partnership acquired a 184 unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of $23,368,000.  The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%.  The balance of approximately $6,368,000 was funded from cash reserves.  The mortgage has a ten-year term and is amortized over 30 years, with interest only payments for the first three years.  There is a significant prepayment penalty if the mortgage is prepaid prior to its ten-year maturity.

In February 2004, the Partnership voted to pay a quarterly distribution of $6.60 ($0.66 per depositary receipts) per unit payable on March 31, 2004.  The total distribution paid on March 31, 2004 was $1,142,077.  Additionally, in April 2004 the Partnership voted to pay the same quarterly distribution on June 30, 2004.

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit ($0.66 per depositary receipt) and pay an additional one-time distribution of $3.00 per unit for a total distribution of $9.60 per unit payable on March 31, 2003.  The total distribution paid to the partners on March 31, 2003 was $1,660,531.

During the three months ended March 31, 2004, the Partnership and its Subsidiary Partnerships

completed certain improvements to their properties at a total cost of approximately $1,044,000.  The most significant improvements were made at the following properties: $218,498 at Westgate Apartments in Woburn, Massachusetts; $127,682 at 62 Boylston Street, Boston, Massachusetts; $104,019 at Westside Colonial Apartments in Brockton, Massachusetts and $102,755 at Hamilton Oaks Apartments in Brockton, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2004, the Partnership and its Subsidiary Partnerships plan to invest an additional $1,416,000 in capital improvements during 2004, the majority of which will be spent at Westgate, Middlesex, Redwood Hills, 62 Boylston Street, and Hamilton Oaks.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash reserves.

The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties.  The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

The Partnership is constructing 20 additional residential units at a cost of approximately $4,000,000 at the Westgate Apartments in Woburn, Massachusetts available for occupancy in the fall of 2004.   The construction costs incurred to date of approximately $1,998,000, including approximately $438,000 in the first quarter of 2004, have been capitalized as construction in progress.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”).  While forward looking statements reflect management’s good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2004 and beyond.

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

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future.  This may result in increases in vacancy rates and or/a reduction in rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, the Partnership and its subsidiary Partnerships collectively have approximately $115,735,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results.”

Item 4—CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate.  There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation.  We do not believe any significant deficiencies or material weaknesses exist in our internal controls.  Accordingly, no corrective actions have been taken. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness and to ensure our systems evolve with our business.

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

Date: May 17, 2004

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