Form 10-Q
period 2004-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2004-08-16
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

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

The results of operations for the six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Rental Properties	$105,676,629	$104,192,876
Cash and Cash Equivalents	22,024,552	24,362,328
Rents Receivable	609,478	550,772
Real Estate Tax Escrows	685,690	667,949
Prepaid Expenses and Other Assets	2,743,548	2,649,617
Investment in Joint Venture	1,242,331	1,315,383
Financing and Leasing Fees	672,835	725,371

Total Assets	$133,655,063	$134,464,296

Liabilities and Partners’ Capital
Mortgage Notes Payable	$115,555,219	$115,911,209
Accounts Payable and Accrued Expenses	1,762,754	1,620,023
Advance Rental Payments and Security Deposits	3,639,779	3,371,087

Total Liabilities	120,957,752	120,902,319

Commitments and Contingent Liabilities (Notes 2, 9 and 15)

Partners’ Capital 173,252 units outstanding in 2004 and 2003	12,697,311	13,561,977

Total Liabilities and Partners’ Capital	$133,655,063	$134,464,296

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Rental income	$7,708,025	$7,773,317	$15,453,837	$15,234,609
Laundry and sundry income	79,474	80,266	160,924	151,066
	7,787,499	7,853,583	15,614,761	15,385,675
Expense
Administrative	323,195	356,740	653,081	720,556
Depreciation and amortization	1,447,281	1,261,480	2,921,669	2,374,343
Interest	1,974,141	1,839,294	3,977,036	3,498,461
Management fees	319,479	324,020	637,940	620,358
Operating	700,339	628,211	1,792,480	1,619,027
Renting	130,966	142,356	240,164	205,321
Repairs and maintenance	1,199,646	1,045,828	2,272,653	1,858,939
Taxes and insurance	879,579	858,913	1,762,383	1,654,122
	6,974,626	6,456,842	14,257,406	12,551,127

Income Before Other Income	812,873	1,396,741	1,357,355	2,834,548

Other Income (Loss)
Interest income	64,556	43,500	134,723	99,028
(Loss) from investment in joint venture	(41,022)	(25,361)	(73,052)	(46,038)
	23,534	18,139	61,671	52,990

Net Income	$836,407	$1,414,880	$1,419,026	$2,887,538

Net Income per Unit	$4.83	$8.17	$8.19	$16.67

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General Partnership	Total
	Class A	Class B
Balance, January 1, 2003	$12,699,650	$3,019,620	$158,956	$15,878,226

Distribution to Partners	(2,241,717)	(532,408)	(28,021)	(2,802,146)

Net Income	2,310,030	548,632	28,876	2,887,538

Balance, June 30, 2003	$12,767,963	$3,035,844	$159,811	$15,963,618

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2003	138,602	32,918	1,732	173,252

Balance, January 1, 2004	$10,846,650	$2,579,532	$135,795	$13,561,977

Distribution to Partners	(1,826,954)	(433,901)	(22,837)	(2,283,692)

Net Income	1,135,221	269,615	14,190	1,419,026

Balance, June 30, 2004	$10,154,917	$2,415,246	$127,148	$12,697,311

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2004	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$1,419,026	$2,887,538

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,921,669	2,374,343
Loss from investments in joint venture	73,052	46,038
Change in operating assets and liabilities
(Increase) in rents receivable	(58,706)	(155,188)
(Increase) in financing and leasing fees	—	(47,373)
Increase (Decrease) in accounts payable and accrued expense	142,730	(262,406)
(Increase) in real estate tax escrow	(17,741)	(145,419)
(Increase) in prepaid expenses and other assets	(102,966)	(652,765)
Increase in advance rental payments and security deposits	268,693	346,545

Total Adjustments	3,226,731	1,503,775

Net cash provided by operating activities	4,645,757	4,391,313

Cash Flows (used in) investing activities
Distribution from joint venture	—	35,000
Purchase and improvement of rental properties	(4,343,851)	(9,950,160)

Net cash (used in) investing activities	(4,343,851)	(9,915,160)

Cash Flows (used in) financing activities
Principal payments of mortgages payable	(355,990)	(448,110)
Distributions to partners	(2,283,692)	(2,802,146)

Net cash (used in) financing activities	(2,639,682)	(3,250,256)

Net Decrease in Cash and Cash Equivalents	(2,337,776)	(8,774,103)
Cash and Cash Equivalents, at beginning of period	24,362,328	18,974,446

Cash and Cash Equivalents, at end of period	$22,024,552	$10,200,343

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2004 or 2003.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions.  At June 30, 2004, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.84% to 1.34%.  At June 30, 2004 and December 31, 2003, approximately $22,000,000 and $24,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $107,096 and $69,194 for the six months ended June 30, 2004 and 2003, respectively.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2—RENTAL PROPERTIES

As of June 30, 2004, the Partnership and its Subsidiary Partnerships owned 2,376 residential apartment units in residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of June 30, 2004, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

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

Rental properties consist of the following:

	JUNE 30, 2004	DECEMBER 31, 2003	USEFUL LIFE
Land, improvements, and parking lots	$23,051,665	$22,992,176	10-31	years
Buildings and improvements	101,937,741	101,538,576	15-31	years
Kitchen cabinets	3,246,811	2,403,447	5-10	years
Carpets	2,648,422	2,292,225	5-10	years
Air conditioning	707,150	691,408	7-10	years
Laundry equipment	84,495	79,580	5-7	years
Elevators	426,929	328,097	20	years
Swimming pools	143,353	98,105	10	years
Equipment	1,536,188	1,348,725	5-7	years
Motor vehicles	126,236	126,236	5	years
Fences	217,548	127,276	5-10	years
Furniture and fixtures	3,794,210	3,566,543	5-7	years
Smoke alarms	102,886	88,157	5-7	years
Construction in progress	3,556,728	1,555,960	—
	141,580,362	137,236,511
Less accumulated depreciation	35,903,733	33,043,635
	$105,676,629	$104,192,876

At June 30, 2004, construction in progress consists of $3,556,728 at Westgate Apartments LLC for design, approvals, site work, and the commencement of construction of 20 additional residential units.  Estimated total costs will exceed $4,000,000, with construction scheduled to be completed in September or October of 2004.

NOTE 3—RELATED PARTY TRANSACTIONS

The Partnerships’ properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $638,000 and $620,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA.  During the six months ended June 30, 2004 and 2003, approximately $2,537,000 and $316,000 was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2004 expenses referred to above, approximately $100,000 consisted of repairs and maintenance and $81,000 of administrative expense; approximately $2,355,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties.  Of the 2003 expenses referred to above, approximately $135,000 consisted of repairs and maintenance and $122,000 of administrative expense; approximately $59,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the six months ended June 30, 2004 and 2003 the Partnership paid to the management company $40,000, for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at June 30, 2004 and December 31, 2003 is $593,705 and $455,299 due to the management company.  The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%.

No commissions were paid during the year ended December 31, 2003 and through June 30, 2004.

On January 1, 2004, NERA’s employees were transferred to the management company’s payroll.  The Partnership reimburses the management company for the payroll and related expenses of the employees working directly on NERA properties.  Total reimbursement was approximately $600,000 for the six months ended June 30, 2004.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $25,000 for the six months ended June 30, 2004 and $50,000 for the year ended December 31, 2003.

 On November 8, 2001, the Partnership, the majority shareholder of the General Partner and the President of the management company formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. The ownership percentages are 50%, 47½ % and 2½ %, respectively.

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

NOTE 4—OTHER ASSETS

Included in prepaid expenses and other assets at June 30, 2004 and December 31, 2003 is approximately $494,000 and $653,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $672,835 and $725,371 are net of accumulated amortization of $338,640 and $286,104 at June 30, 2004 and December 31, 2003, respectively.

NOTE 5—MORTGAGES NOTES PAYABLE

At June 30, 2004 and December 31, 2003, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At June 30, 2004, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $732,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  At December 31, 2003, the weighted average effective interest rate on the above mortgages was 6.86%.  The effective rate includes the amortization expense of deferred financing costs.  The weighted average of the fixed debt interest rate was 6.78%.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.  Approximate annual maturities at June 30, 2004 are as follows:

2005- current maturities	$749,000
2006	823,000
2007	4,434,000
2008	4,421,000
2009	5,627,000
Thereafter	99,501,000
$115,555,000

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

NOTE 6—ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements require the majority of tenants to maintain a one-month advance rental payment plus security deposits.  Amounts received for prepaid rents of approximately $2,100,000 are included with cash and cash equivalents and security deposits of approximately $1,100,000 are included with other assets.

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

In February 2004, the Partnership voted to pay a quarterly distribution $6.60 per unit payable on March 31, 2004, and June 30, 2004.  In August 2004 the Partnership voted to pay a quarterly distribution of $7.00 ($0.70 per receipt) on September 30, 2004.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units.  Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for ten depositary receipts.  The following is information per depositary receipt:

	Six months ended June 30,
	2004	2003

Net income per depositary receipt	$0.82	$1.67

NOTE 8—TREASURY UNITS

Treasury units at June 30, 2004 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims, which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10—RENTAL INCOME

During the three months ended June 30, 2004, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties, which have minimum future rental income on non-cancelable operating leases as follows:

Commercial Property Leases

2005	$1,722,000
2006	1,240,000
2007	1,250,000
2008	1,191,000
2009	1,115,000
Thereafter	5,000,000
$11,518,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes.  Aggregate contingent rentals were approximately $185,000 for the six months ended June 30, 2004 and $382,000 for the year ended December 31, 2003, respectively.

Rents receivable are net of allowances for doubtful accounts of $378,832 and $221,942 at June 30, 2004 and December 31, 2003, respectively.  Included in rents receivable is approximately $371,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11—CASH FLOW INFORMATION

During the six months ended June 30, 2004 and 2003, cash paid for interest was approximately $3,952,000 and $3,454,000 respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage notes payable
At June 30, 2004	$115,555,219	$119,039,064
At December 31, 2003	115,911,209	121,997,197

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2004 and December 31, 2003.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13—TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $600,000 less than statement income for the six months ended June 30, 2004 and approximately $700,000 less than statement income for the year ended December 31, 2003.  The cumulative tax basis of the Partnership’s real estate at June 30, 2004 is approximately $743,000 greater than the statement basis.

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

The Partnership’s adoption of FAS 144 resulted in: (i) the net operating results of properties sold during 2002 being presented as income from discontinued operations for all periods presented and (ii) the gain on the sale of operating properties sold, net of sale costs, being presented as income from discontinued operations for the year 2002. Implementation of FAS 144 will impact how information is classified on the income statement but will have no effect on net income.

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

NOTE 15—SUBSEQUENT EVENTS

In July 2004, the General Partner extended the termination date of the Partnership until 2057, an additional 40 years, as allowed in the Partnership agreement.

In July and August 2004, The Partnership committed to invest approximately $10,000,000 for a 50% ownership in each of two new joint ventures more fully described below.  The other 50% ownership in the joint ventures will be owned in the same manner as The Partnership’s November 2001 acquisition in Cambridge, Massachusetts more fully described in Note 3 to this financial statement.

The first joint venture is to purchase a 280 unit apartment complex located in Watertown, Massachusetts for $56,000,000. The investors are to invest approximately $16,000,000 and obtain a mortgage for the balance of the purchase and to finance improvements of approximately $3,000,000.

The second joint venture is to purchase a 42 unit apartment complex in Lexington, Massachusetts for $10,200,000.  The investors will invest between $3,000,000 to $4,000,000 and the balance will be financed.

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

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 20% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit for such persons’ family members).  Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner and all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio, and Edward Sarkesian, also own immaterial amounts of the Partnership’s Class A Units.

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

Hamilton accounted for approximately 4% and 6% of the repair and maintenance expense paid for by the Partnership in the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, and carpentry services, snow removal and the use of equipment such as fork lifts.  However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 77% of the legal services paid for by the Partnership during the six months ended June 30, 2004 and approximately 66% for the year ended December 31, 2003.

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

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions.  Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately ten people.  Hamilton currently charges the Partnership $80,000 ($20,000 per quarter) per year for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

The Partnership and its Subsidiary Partnerships earned income before other income of $812,873 during the three months ended June 30, 2004 compared to $1,396,741 for the three months ended June 30, 2003, a decrease of $583,868(42%).  As more fully described in the schedules below, this decrease in operating income is largely due to an increase in operating expenses and increases in vacancy rates.  Due to the softening residential rental market, rental income at many of the properties decreased in the three months ended June 30, 2004 and expenses continued to increase.

The rental activity is summarized as follows:

	Occupancy Date
	August 4, 2004	May 3, 2004	February 25, 2004	August 11, 2003

Residential
Units	2,400	2,400	2,400	2,395
Vacancies	99	72	37	70
Vacancy rate	4.1%	3.0%	1.5%	2.9%

Commercial
Total square feet	85,275	85,275	85,275	85,275
Vacancy	4,700	4,700	0	0
Vacancy rate	5.5%	5.5%	0%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2004	2003
Total rents	$7,708	$7,773
Residential percentage	93%	93%
Commercial percentage	7%	7%
Contingent rentals	$89	$90

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	June 30,		Dollar Change	Percent Change
	2004	2003

Revenues:
Rental income	$7,708,025	$7,773,317	$(65,292)	-0.8%
Laundry and sundry income	79,474	80,266	(792)	-1.0%
	7,787,499	7,853,583	(66,084)	-0.8%

Expenses:
Administrative	323,195	356,740	(33,545)	-9.4%
Depreciation and amortization	1,447,281	1,261,480	185,801	14.7%
Interest	1,974,141	1,839,294	134,847	7.3%
Management fees	319,479	324,020	(4,541)	-1.4%
Operating	700,339	628,211	72,128	11.5%
Renting	130,966	142,356	(11,390)	-8.0%
Repairs and maintenance	1,199,646	1,045,828	153,818	14.7%
Taxes and insurance	879,579	858,913	20,666	2.4%
	6,974,626	6,456,842	517,784	8.0%

Income before other income	812,873	1,396,741	(583,868)	-41.8%

Other Income
Interest income	64,556	43,500	21,056	48.4%
Income (loss) from investment in joint venture	(41,022)	(25,361)	(15,661)	61.8%
	23,534	18,139	5,395	29.7%

Net Income	836,407	1,414,880	(578,473)	-40.9%

The following is a comparative schedule for the three months ended June 30, 2004 and 2003 of the changes in revenue from rental operations excluding the 2003 acquisitions to the dates of acquisition.

	Total Partnership 2004	Less Acquired Properties	Same Properties in 2004	Same Properties in 2003	Dollar Change	Percent Change
Revenues:
Rental income	$7,708,025	$219,345	$7,488,680	$7,773,317	$(284,637)	-3.7%
Laundry and sundry income	79,474	3,580	75,894	80,266	(4,372)	-5.4%
	7,787,499	222,925	7,564,574	7,853,583	(289,009)	-3.7%

Expenses:
Administrative	323,195	3,903	319,292	356,740	(37,448)	-10.5%
Depreciation and amortization	1,447,281	110,207	1,337,074	1,261,480	75,594	6.0%
Interest	1,974,141	99,170	1,874,971	1,839,294	35,677	1.9%
Management fees	319,479	8,175	311,304	324,020	(12,716)	-3.9%
Operating	700,339	21,779	678,560	628,211	50,349	8.0%
Renting	130,966	4,042	126,924	142,356	(15,432)	-10.8%
Repairs and maintenance	1,199,646	33,676	1,165,970	1,045,828	120,142	11.5%
Taxes and insurance	879,579	21,296	858,283	858,913	(630)	-0.1%
	6,974,626	302,248	6,672,378	6,456,842	215,536	3.3%

Income before other income	812,873	(79,323)	892,196	1,396,741	(504,545)	-36.1%

Rental income for the three months ended June 30, 2004 was approximately $7,708,000 compared to approximately $7,773,000 for the three months ended June 30, 2003, a decrease of approximately $65,000(.8%).  The properties with the most significant decreases were Westgate Woburn, a decrease of approximately $100,000; Redwood Hills, a decrease of approximately $40,000; and decreases of approximately $ 30,000 each at 1144 Commonwealth Avenue and Hamilton Oaks. There were smaller decreases at most other properties.  The decrease in rental income is due to increased vacancies, rental concessions and some reductions in rents for new leases.  The reductions were offset by the rental income at the properties acquired in 2003.

Total expenses for the three months ended June 30, 2004 were approximately $6,975,000 compared to approximately $6,457,000 for the three months ended June 30, 2003, an increase of approximately $518,000(8%). As disclosed in the schedule above, certain increases are the result of the acquisitions in 2003. Repairs and maintenance expenses increased approximately $154,000(15%) due to ongoing refurbishment, repair and clean up of rental units in an effort to reduce vacancies. Operating expenses increased approximately $72,000(11%) due to increased heat and other utilities. Taxes and insurance increased approximately $21,000(2%) due to increased taxes and insurance premiums. Renting expenses decreased approximately $11,000(8%) due to decreases rental commissions.  Administrative expenses decreased approximately $34,000 (9%) primarily due to a reduction in professional fees.  Total depreciation and amortization increased approximately $186,000(15%) primarily due to the significant acquisitions made in 2003 and continuing improvements.

The Partnership has a 50% ownership interest in a limited liability Partnership that owns a 40 unit residential property in Cambridge, Massachusetts.  For the three months ended June 30,

2004, the Partnership’s share of loss on this investment is $41,022 compared to a loss of $25,361 for the three months ended June 30, 2003, an increase of $15,661(62%).  This is due to vacancies and decreased rents on some new leases.  There was one unit vacant at August 4, 2004.

Interest income was approximately $64,556 for the three months ended June 30, 2004 compared to $43,500 for the three months ended June 30, 2003 an increased $21,056 (48%).  This is due primarily due to an increase in the cash available for investment and some increases in rates earned.  Total interest expense increased approximately $135,000 due to the increased mortgage debt.

As a result of the changes discussed above, net income for the three months ended June 30, 2004 was $836,407 compared to $1,414,880 for the three months ended June 30, 2003, a decrease of $578,473 (41%).

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

The Partnership and its Subsidiary Partnerships earned income before other income of $1,357,355 for the six months ended June 30, 2004 compared to $2,834,548 for the six months ended June 30, 2003 a decrease of $1,477,193(52%).  The following is a summary of the Partnership’s rental income for the six months ended June 30, 2004 and 2003.  As more fully described in the schedules below, this decrease is primarily due to increased vacancies and increases in operating expenses including significant depreciation and interest expense.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	June 30,		Dollar Change	Percent Change
	2004	2003

Revenues:
Rental income	$15,453,837	$15,234,609	$219,228	1.4%
Laundry and sundry income	160,924	151,066	9,858	6.5%
	15,614,761	15,385,675	229,086	1.5%

Expenses
Administrative	653,081	720,555	(67,474)	-9.4%
Depreciation and amortization	2,921,669	2,374,343	547,326	23.1%
Interest	3,977,036	3,498,462	478,574	13.7%
Management fees	637,940	620,358	17,582	2.8%
Operating	1,792,480	1,619,028	173,452	10.7%
Renting	240,164	205,321	34,843	17.0%
Repairs and maintenance	2,272,653	1,858,939	413,714	22.3%
Taxes and insurance	1,762,383	1,654,121	108,262	6.5%
	14,257,406	12,551,127	1,706,279	13.6%

Income before other income	1,357,355	2,834,548	(1,477,193)	-52.1%

Other Income (Loss)
Interest income	134,723	99,028	35,695	36.0%
Income (loss) from investment in joint venture	(73,052)	(46,038)	(27,014)	58.7%
	61,671	52,990	8,681	16.4%

Net Income	1,419,026	2,887,538	(1,468,512)	-50.9%

The following is a comparative schedule for the six months ended June 30, 2004 and 2003 of the changes in revenue from rental operations excluding the 2003 acquisitions to the dates of acquisition.

	Total Partnership 2004	Less Acquired Properties	Same Properties in 2004	Same Properties in 2003	Dollar Change	Percent Change
Revenues:
Rental income	$15,453,837	$802,336	$14,651,501	$15,234,609	$(583,108)	-3.8%
Laundry and sundry income	160,924	14,660	146,264	151,066	(4,802)	-3.2%
	15,614,761	816,996	14,797,765	15,385,675	(587,910)	-3.8%

Expenses
Administrative	653,081	18,371	634,710	720,555	(85,845)	-11.9%
Depreciation and amortization	2,921,669	437,599	2,484,070	2,374,343	109,727	4.6%
Interest	3,977,036	356,971	3,620,065	3,498,462	121,603	3.5%
Management fees	637,940	31,774	606,166	620,358	(14,192)	-2.3%
Operating	1,792,480	114,984	1,677,496	1,619,028	58,468	3.6%
Renting	240,164	12,787	227,377	205,321	22,056	10.7%
Repairs and maintenance	2,272,653	129,830	2,142,823	1,858,939	283,884	15.3%
Taxes and insurance	1,762,383	85,721	1,676,662	1,654,121	22,541	1.4%
	14,257,406	1,188,037	13,069,369	12,551,127	518,242	4.1%

Income before other income	1,357,355	(371,041)	1,728,396	2,834,548	(1,106,152)	-39.0%

Rental income for the six months ended June 30, 2004 was approximately $15,454,000 compared to approximately $15,235,000 for the six months ended June 30, 2003 an increase of approximately $219,000(1%).  As indicated in the table above, the increase in rental income is due primarily to the acquisition of the School Street property in April 2003.  Rental income at the Partnership’s existing properties actually decreased during the six months ended June 30, 2004 by $583,000(4%).  The most significant decrease in rental income was at the Westgate Apartments in Woburn, Massachusetts with a decrease of approximately $230,000 (15%).  This decrease is due to vacancies and rental credits given to new tenants in the ongoing effort to stay competitive in a relatively soft rental market at that location.  Other significant decreases in rental income were at Redwood Hills of approximately $72,000(7%), at 1144 Commonwealth Avenue of approximately $57,000(4%), at Hamilton Oaks of approximately $48,000(3%), at Brookside of approximately $34,000 (12%), and at North Beacon of approximately $29,000(4%).  Most other residential properties experienced smaller decreases in rental income.  Additionally, bad debts increased approximately $89,000.

Total expenses for the six months ended June 30, 2004 were approximately $14,257,000 compared to approximately $12,551,000 for the six months ended June 30, 2003, an increase of approximately $1,706,000(14%).  As indicated in the chart above, approximately $1,188,000 of this increase represents the property acquired in 2003.  Other comparable increases include repairs and maintenance expenses of approximately $283,000(15%), interest expense of approximately $122,000 (4%) and depreciation and amortization expense of approximately $110,000(5%).  An explanation of these increases is discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2004 and 2003 was the collection of rents as well as the refinancing of Partnership properties during the third quarter of 2003.

The majority of cash and cash equivalents of $22,024,552 at June 30, 2004 and $24,362,328 at December 31, 2003 was held in interest bearing accounts at credit worthy financial institutions.

This decrease of $2,337,776 for the six months ended June 30, 2004 is summarized as follows:

	Six Months Ended June 30,
	2004	2003
Cash provided by operating activities	$4,645,757	$4,391,313
Cash (used in) investing activities	(4,343,851)	(9,915,160)
Cash (used in) other financing activities	(355,990)	(448,110)
Dividends paid	(2,283,692)	(2,802,146)
Net (decrease) in cash and cash equivalents	$(2,337,776)	$(8,774,103)

The cash provided by operating activities is primarily due to the net income plus depreciation expense.  The decrease in cash used in investing activities is due to the School Street acquisition made in April 2003.  The decrease in cash used in financing activities was due to the decrease in the principal payments of the mortgages refinanced in 2003 and a non-recurring special dividend paid in March 2003.

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

In February 2004, the Partnership voted to pay a quarterly distribution of $6.60 ($0.66 per depositary receipts) per unit payable on March 31, 2004.  The total distribution paid on March 31, 2004 was $1,142,077.  Additionally, in April 2004 the Partnership voted to pay the same quarterly distribution on June 30, 2004.  In August 2004, the Partnership voted to pay quarterly distribution on September 30, 2004 of $7.00 ($0.70 per receipt)

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit ($0.66 per depositary receipt) and pay an additional one-time distribution of $3.00 ($0.30 per depositary receipt) per unit for a total distribution of $9.60 per unit payable on March 31, 2003.  The total distribution paid to the partners on March 31, 2003 was $1,660,531.

During the six months ended June 30, 2004, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,343,000.  The most significant improvements were made at the following properties: $410,526 at Westgate in Woburn, Massachusetts; $292,754 at 62 Boylston Street, Boston, Massachusetts; $242,501 at Westside Colonial in Brockton, Massachusetts;  $224,157 at Hamilton Oaks in Brockton, Massachusetts; $153,914 at School Street in Framingham, Massachusetts; $146,196 at 1144 Commonwealth Avenue in Brighton, Massachusetts and $132,368 at Redwood Hills in Worcester, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2004, the Partnership and its Subsidiary Partnerships plan to invest approximately $400,000 in capital improvements during the balance of 2004, the majority of which will be spent at Middlesex and Redwood Hills.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash reserve.  An additional $500,000 will be needed to complete the Westgate addition.

The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties.  The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, unanticipated increases in expenses, or the loss of significant tenants.

The Partnership is constructing 20 additional residential units at a cost of approximately $4,000,000 at the Westgate Apartments in Woburn, Massachusetts available for occupancy in the fall of 2004.  The construction costs incurred to date of approximately $3,557,000, including approximately $1,558,000 in 2004, have been capitalized as construction in progress.

As more fully described in note 15 to the financial statements, the Partnership has committed to invest approximately $10,000,000 for 50% ownership in two new joint ventures purchasing 322 residential units in two apartment complexes.

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

The Partnership is subject to increases in heating and utility costs that my arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.

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

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future.  This may result in increases in vacancy rates and/or a reduction in rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, the Partnership and its subsidiary Partnerships collectively have approximately $115,555,000 in long-term debt, all of which have fixed interest rates.  Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Item 4—CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14© and 15d-14© under the Securities and Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate.  There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation.  We do not believe any significant deficiencies or material weaknesses exist in our internal controls.  Accordingly, no corrective actions have been taken. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness and to ensure our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)           See the exhibit index below.

(b)           8-K filed on July 22, 2004, reporting on Item 5 (relating to the extension of the term of the Partnership through 2057).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004

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