Form 10-Q
period 2004-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2004-11-12
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (audited)

Consolidated Statements of Income for the Three Months Ended September 30, 2004 and September 30, 2003, and the Nine Months Ended September 30, 2004 and September 30, 2003 (all unaudited)

Consolidated Statement of Changes in Partners’ Capital for the Nine Months Ended September 30, 2004 and September 30, 2003 (all unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003 (all unaudited)

Notes to Financial Statements

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

The results of operations for the nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Rental Properties	$106,692,314	$104,192,876
Cash and Cash Equivalents	6,679,544	24,362,328
Rents Receivable	594,270	550,772
Real Estate Tax Escrows	718,355	667,949
Prepaid Expenses and Other Assets	2,594,535	2,649,617
Investment in Partnerships	14,147,375	1,315,383
Financing and Leasing Fees	646,566	725,371

Total Assets	$132,072,959	$134,464,296

Liabilities and Partners’ Capital
Mortgage Notes Payable	$115,375,571	$115,911,209
Accounts Payable and Accrued Expenses	1,605,881	1,620,023
Advance Rental Payments and Security Deposits	3,394,989	3,371,087

Total Liabilities	120,376,441	120,902,319

Commitments and Contingent Liabilities (Notes 2, 9, 14 and 15)

Partners’ Capital 173,252 units outstanding in 2004 and 2003	11,696,518	13,561,977

Total Liabilities and Partners’ Capital	$132,072,959	$134,464,296

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Rental income	$7,640,354	$7,802,000	$23,094,191	$23,036,610
Laundry and sundry income	94,201	74,404	255,125	225,470
	7,734,555	7,876,404	23,349,316	23,262,080
Expense
Administrative	329,645	354,565	982,726	1,075,120
Depreciation and amortization	1,559,811	1,509,915	4,481,480	3,884,258
Interest	1,993,616	1,979,737	5,970,652	5,478,199
Management fees	314,599	313,296	952,539	933,655
Operating	675,262	611,553	2,467,742	2,230,580
Renting	272,528	264,570	512,692	469,892
Repairs and maintenance	1,454,709	1,351,568	3,727,362	3,210,507
Taxes and insurance	815,808	830,970	2,578,191	2,485,090
	7,415,978	7,216,174	21,673,384	19,767,301

Income Before Other Income	318,577	660,230	1,675,932	3,494,779

Other Income (Loss)
Interest income	52,140	39,470	186,863	138,498
(Loss) from investment in partnerships	(160,706)	(47,328)	(233,758)	(93,366)
(Loss) on the write off of property assets	0	(60,000)	0	(60,000)
(Loss) on early extinguishments of debt	0	(1,436,238)	0	(1,436,238)

	(108,566)	(1,504,096)	(46,895)	(1,451,106)

Net Income (Loss)	$210,011	$(843,866)	$1,629,037	$2,043,673

Net Income (Loss) per Unit	$1.21	$(4.87)	$9.40	$11.80

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General
	Class A	Class B	Partnership	Total
Balance, January 1, 2003	$12,699,650	$3,019,620	$158,956	$15,878,226

Distribution to Partners	(3,155,009)	(749,315)	(39,437)	(3,943,761)

Net Income	1,634,938	388,298	20,437	2,043,673

Balance, September 30, 2003	$11,179,579	$2,658,603	$139,956	$13,978,138

Units authorized and Issued, net of 6,973 Treasury Units at September 30, 2003	138,602	32,918	1,732	173,252

Balance, January 1, 2004	$10,846,650	$2,579,532	$135,795	$13,561,977

Distribution to Partners	(2,795,597)	(663,954)	(34,945)	(3,494,496)

Net Income	1,303,230	309,517	16,290	1,629,037

Balance, September 30, 2004	$9,354,283	$2,225,095	$117,140	$11,696,518

Units authorized and Issued, net of 6,973 Treasury Units at September 30, 2004	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$1,629,037	$2,043,673

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,481,480	3,884,258
Loss from investment in partnership	233,758	93,365
Loss on the write off of rental property	—	60,000
Loss from early extinguishments of debt	—	1,436,238
Change in operating assets and liabilities
(Increase) in rents receivable	(43,498)	(71,341)
(Increase) in financing fees	—	(141,025)
(Decrease) in accounts payable	(14,142)	(159,514)
(Increase) in real estate tax escrow	(50,406)	(165,037)
(Increase)decrease in prepaid expenses and other assets	13,148	(273,667)
Increase in advance rental payments and security deposits	23,902	75,203

Total Adjustments	4,644,241	4,738,480

Net cash provided by operating activities	6,273,278	6,782,153

Cash Flows from Investing Activities
Distribution from partnership	—	(5,000)
Purchase and improvement of rental properties	(6,860,178)	(11,257,777)
Investment in Partnerships	(13,065,750)	—

Net cash (used in) investing activities	(19,925,928)	(11,262,777)

Cash Flows from Financing Activities
Proceeds of mortgage notes payable	—	16,824,376
Payments of mortgage notes payable	(535,638)	(614,768)
Payment of prepayment penalties in connection with the early extinguishment of debt	—	(1,436,238)
Distributions to partners	(3,494,496)	(3,943,761)

Net cash provided by (used in) financing activities	(4,030,134)	10,829,609

Net Increase in Cash and Cash Equivalents	(17,682,784)	6,348,985
Cash and Cash Equivalents, at beginning of year	24,362,328	18,974,446

Cash and Cash Equivalents, at end of period	$6,679,544	$25,323,431

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for three limited liability companies in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned three limited liability companies using the equity method.

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

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2004 or 2003.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions.  At September 30, 2004, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from .59% to 1.97%.  At September 30, 2004 and December 31, 2003, approximately $7,000,000 and $24,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $162,288 and $136,702 for the nine months ended September 30, 2004 and 2003, respectively.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2—RENTAL PROPERTIES

As of September 30, 2004, the Partnership and its Subsidiary Partnerships owned 2,396 residential apartment units in residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of September 30, 2004, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

Additionally on September 30, 2004, the Partnership owned a 50% ownership interest in three residential complexes with a total of 362 units.  See Note 14 for summary information on these investments.

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

Rental properties consist of the following:

	SEPTEMBER 30, 2004	DECEMBER 31, 2003	USEFUL LIFE
Land, improvements, and parking lots	$23,058,989	$22,992,176	10-31 years
Buildings and improvements	104,602,201	101,538,576	15-31 years
Kitchen cabinets	3,544,205	2,403,447	5-10 years
Carpets	2,964,745	2,292,225	5-10 years
Air conditioning	725,535	691,408	7-10 years
Laundry equipment	176,413	79,580	5-7 years
Elevators	474,964	328,097	20 years
Swimming pools	143,353	98,105	10 years
Equipment	1,594,917	1,348,725	5-7 years
Motor vehicles	126,236	126,236	5 years
Fences	249,842	127,276	5-10 years
Furniture and fixtures	3,898,784	3,566,543	5-7 years
Smoke alarms	103,648	88,157	5-7 years
Construction in progress	2,432,857	1,555,960	—
	144,096,689	137,236,511
Less accumulated depreciation	37,404,375	33,043,635
	$106,692,314	$104,192,876

During the quarter ended September 30, 2004, the Partnership completed the construction of ten residential units at the Westgate Apartments in Woburn, Massachusetts. The total cost of these ten units was approximately $2,400,000 and is included in buildings and improvements above. An additional ten units were completed in October 2004 for a total additional cost of approximately $2,400,000 and are included in construction in progress at September 30, 2004.

NOTE 3—RELATED PARTY TRANSACTIONS

The Partnerships’ properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $953,000 and $934,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA.  During the nine months ended September 30, 2004 and 2003, approximately $3,980,000 and $471,000 was charged to NERA for legal, construction, maintenance,  rental and architectural services and supervision of capital improvements. Of the 2004 expenses referred to above, approximately $160,000 consisted of repairs and maintenance and $128,000 of administrative expense; approximately $3,674,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties and $18,000 for rental commissions.  Of the 2003 expenses referred to above, approximately $207,000 consisted of repairs and maintenance and $168,000 of administrative expense; approximately $96,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the nine months ended September 30, 2004 and 2003 the Partnership paid to the management company $60,000, for in-house accounting services, which were previously provided by an outside company. Included in accounts payable and accrued expenses at September 30, 2004 and December 31, 2003 is $263,216 and $455,299 due to the management company.  The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%.

No sales commissions were paid during the year ended December 31, 2003 and through September 30, 2004.

On January 1, 2004, NERA’S employees were transferred to the management company’s payroll.  The Partnership reimburses the management company for the payroll and related expenses of the employees working directly on NERA properties.  Total reimbursement was approximately $1,230,000 for the nine months ended September 30, 2004.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $37,500 for the nine months ended September 30, 2004 and $50,000 for the year ended December 31, 2003.

The Partnership has invested in three limited liability companies to purchase three residential apartment complexes.  The Partnership owns 50% of each entity and the Treasurer of the General Partner owns 47½% and the President of Hamilton owns 2½% respectively.  See Note 14 for a description of the properties and their operations.

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

NOTE 4—OTHER ASSETS

Included in prepaid expenses and other assets at September 30, 2004 and December 31, 2003 is approximately $499,000 and $653,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $646,566 and $725,371 are net of accumulated amortization of $364,909 and $286,104 at September 30, 2004 and December 31, 2003, respectively.

NOTE 5—MORTGAGES NOTES PAYABLE

At September 30, 2004 and December 31, 2003, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At September 30, 2004, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $732,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  At December 31, 2003, the weighted average effective interest rate on the above mortgages was 6.86%.  The effective rate includes the amortization expense of deferred financing costs.  The weighted average of the fixed debt interest rate was 6.78%.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.
Approximate annual maturities at September 30, 2004 are as follows:

2005- current maturities	$763,000
2006	2,490,000
2007	2,853,000
2008	4,413,000
2009	5,631,000
Thereafter	99,225,000
$115,375,000

On August 1, 2003, the Partnership refinanced four mortgage loans with outstanding balances totaling approximately $11,526,000 and interest rates that ranged from 8.38% to 8.75%. These four mortgages were scheduled to mature in 2005, with final payments totaling approximately $11,000,000 due in 2005. The total of the four new mortgage loans is $26,750,000, with interest rates from 4.84% to 5.30%.  These new loans require interest payments for ten years, when the entire $26,750,000 becomes due.  The total monthly payments on the old loans were approximately $101,000 including principal of approximately $20,000.  The total monthly interest payments on the new mortgages are approximately $109,000, resulting in an increased monthly payment for these four properties of $8,000 or $96,000 per year.  Annual interest expense increased approximately $340,000 due to the increased debt.  The new mortgages also contain substantial prepayment penalties if paid before maturity.  The Partnership’s cash reserves were increased approximately $13,000,000 as a result of these refinancings.

The Partnership recorded a loss in the third quarter of 2003 on the early extinguishment of debt of approximately $1,435,000 because of prepayment penalties of approximately $1,355,000, and the write-off of deferred financing fees of approximately $80,000.  Deferred financing fees on the new mortgages, of approximately $132,000 will be amortized over their ten year term.

In August 2003, the Partnership obtained a $1,600,000 mortgage loan for three years, with interest - only payments at 5.25% and no prepayment penalties, secured by the five condominium units acquired by the Partnership in June 2003. Total origination and closing costs of approximately $18,000, will be amortized over three years.  The majority owner of the General Partner has guaranteed to the bank 50% of the outstanding mortgage.

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

The Partnership paid a quarterly distribution $6.60 per unit ($.66 per receipt) on March 31, 2004, and June 30, 2004.  On September 30, 2004, the Partnership paid a quarterly distribution of  $7.00 ($0.70 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units.  Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for ten depositary receipts.  The following is information per depositary receipt:

	Nine months ended September 30,
	2004	2003

Net income per depositary receipt	$.94	$1.18

NOTE 8—TREASURY UNITS

Treasury units at September 30, 2004 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64

6,973

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims, which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10—RENTAL INCOME

During the nine months ended September 30, 2004, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties, which have minimum future rental income on non-cancelable operating leases as follows:

Commercial Property Leases

2005	$1,515,000
2006	1,307,000
2007	1,335,000
2008	1,284,000
2009	1,170,000
Thereafter	4,749,000

$11,360,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes.  Aggregate contingent rentals were approximately $275,000 for the nine months ended September 30, 2004 and $382,000 for the year ended December 31, 2003, respectively.

Rents receivable are net of allowances for doubtful accounts of $466,096 and $221,942 at September 30, 2004 and December 31, 2003, respectively.  Included in rents receivable is approximately $386,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11—CASH FLOW INFORMATION

During the nine months ended September 30, 2004 and 2003, cash paid for interest was approximately $5,940,982 and $5,413,959 respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage notes payable
At September 30, 2004	$115,375,571	$123,147,006
At December 31, 2003	115,911,209	121,997,197

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2004 and December 31, 2003.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13—TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $900,000 less than statement income for the nine months  ended September 30, 2004 and approximately $700,000 less than statement income for the year ended December 31, 2003.  The cumulative tax basis of the Partnership’s real estate at September 30, 2004 is approximately $400,000 greater than the statement basis.

NOTE 14—INVESTMENT IN PARTNERSHIPS

In August 2004, the Partnership invested approximately $13,000,000 in two joint ventures for which the Partnership has a 50% ownership interest.  The first joint venture purchased a 280 unit apartment complex in Watertown, Massachusetts for $56,000,000.  Each investor invested approximately $8,000,000, and a mortgage of approximately $43,000,000 was obtained to finance the acquisition and improvements to the property.  This investment is referred to as Hamilton Place.

The second joint venture purchased a 42 unit apartment complex in Lexington, Massachusetts for $10,100,000. The Partnership invested $5,050,000 in this joint venture.  In October 2004, the Partnership refinanced the investment and obtained a mortgage on the property.  This investment is referred to as Hamilton Minuteman.

In November 2001, the Partnership formed a limited liability company to purchase a 40 unit apartment building in Cambridge, Massachusetts. The Partnership is a 50% owner in this investment and is referred to as Franklin Street.

	Franklin Street	Hamilton Place	Hamilton Minuteman
Acquisition date	November 2001	August 2004	September 2004		Total

Property assets – net	$10,329,093	$55,832,256	$10,160,313		$76,321,662
Mortgages payable	7,950,704	40,211,506	0	*	48,162,210
Partnership equity	2,387,590	15,797,932	10,109,228	*	28,294,750
NERA - 50% ownership	1,193,795	7,898,966	5,054,614	*	14,147,375

Summary income statement
Rental income	$707,594	$443,756	$41,717		$1,193,067
Operating expenses	227,994	176,381	9,974		414,349
Management fees	29,535	17,659	1,611		48,805
Interest expense	416,045	159,464	—		575,509
Miscellaneous expense	5,549	—	—		5,549
Depreciation & amortization	271,645	323,819	20,906		616,370

Net profit (loss)	(243,174)	(233,567)	9,226		(467,515)
NERA - 50% ownership	$(121,587)	$(116,784)	$4,613		$(233,758)

Total rental units	40	280	42
Vacancies - November 8, 2004	0	17	5

Hamilton Place is planning to sell, over time, three buildings with a total of 136 units as condominiums commencing in January 2005.  Hamilton Minuteman may also, from time to time, sell units.   Minuteman is not being marketed at this time.  The majority of the proceeds from these sales will be used to reduce their mortgages.  Commencing in 2005, these mortgages require minimum principal payments (“Curtailment Payments”) and additional investment by the Partnership will be required if the proceeds from sales cannot provide for these payments. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of between 3% and 5%.

As required by the lender for the 2004 acquisitions, the Treasurer of the General Partner has provided a limited repayment guarantee equal to twenty percent (20%) of the outstanding balance, reducing to zero percent (0%) upon the completion of the Curtailment Payments.  In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership in turn has agreed to indemnify him for one-half of any such payments.

*On October 21, 2004, Hamilton Minuteman obtained a mortgage of $8,025,000 and $3,775,000 was paid to the Partnership.

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

NOTE 16—PARTNERSHIP TERMINATION DATE

In July 2004, the General Partner extended the termination date of the Partnership until 2057, an additional 40 years, as allowed in the Partnership agreement.

NOTE 17—SUBSEQUENT EVENTS

As of November 11, 2004, the Partnership has committed to obtain two new mortgages. The first is for the refinancing of the Dean Street apartments in Norwood, Massachusetts for $5,650,000 at 5.25% interest only for two years. The existing mortgage to be repaid is approximately $3,600,000. It is anticipated that this transaction will occur in December 2004. The second mortgage is for $2,000,000 at 5.25%, interest only, on the unencumbered 20 unit addition in Woburn, Massachusetts which is anticipated to occur in January 2005.

Additionally, in 2005, the Partnership is planning to sell the 18 apartment units of the Middlesex Apartments in Newton, Massachusetts.

Item 2 – MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL

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

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 20% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members).  Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio, and Edward Sarkesian, also own immaterial amounts of the Partnership’s Class A Units.

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

Hamilton accounted for approximately 4% and 6% of the repair and maintenance expense paid for by the Partnership in the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, and carpentry services, snow removal and the use of equipment such as fork lifts.   However, several of the

larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 82% of the legal services paid for by the Partnership during the nine months ended September 30, 2004 and approximately 66% for the year ended December 31, 2003.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  The architectural department at Hamilton also provides services to the Partnership on an as-needed basis.  In 2004 and 2003, Hamilton provided the majority of the construction services and architectural services paid for by the Partnership including approximately $3,500,000 for the construction of 20 additional residential units at Westgate Apartments in Woburn, Massachusetts.

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

Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.  Costs related to the acquisition, development, construction and improvement of properties are capitalized including interest, internal wages and benefits, real estate taxes and insurance.  Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing.  Replacements and improvements—such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations—are capitalized and depreciated over their estimated useful lives as follows:

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

The Partnership and its Subsidiary Partnerships earned income before other income of $318,568 during the three months ended September 30, 2004 compared to $660,230 for the three months ended September 30, 2003, a decrease of $341,662 (52%).  As more fully described in the schedules below, this decrease in operating income is due to both decreases in rental income and increases in operating expenses.  Due to the softening residential rental market, rental income at many of the properties decreased in the three months ended September 30, 2004 and expenses continued to increase.

The rental activity is summarized as follows:

	Occupancy Date
	November 8, 2004	August 4, 2004	May 3, 2004	October 31, 2003

Residential
Units	2,420	2,400	2,400	2,400
Vacancies	95	99	72	95
Vacancy rate	3.9%	4.1%	3.0%	4.0%

Commercial
Total square feet	85,275	85,275	85,275	85,275
Vacancy	850	4,700	4,700	0
Vacancy rate	1%	5.5%	5.5%	0%

	Rental Income (in thousands) Three Months Ended September
	2004	2003

Total rents	$7,640	$7,802
Residential percentage	93%	93%
Commercial percentage	7%	7%
Contingent rentals	$90	$89

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

	September 30, 2004	2003	Dollar Change	Percent Change

Revenues:
Rental income	$7,640,354	$7,802,000	$(161,646)	-2.1%
Laundry and sundry income	94,201	74,404	19,797	26.6%
	7,734,555	7,876,404	(141,849)	-1.8%

Expenses:
Administrative	329,645	354,565	(24,920)	-7.0%
Depreciation and amortization	1,559,811	1,509,915	49,896	3.3%
Interest	1,993,616	1,979,737	13,879	0.7%
Management fees	314,599	313,296	1,303	0.4%
Operating	675,262	611,553	63,709	10.4%
Renting	272,528	264,570	7,958	3.0%
Repairs and maintenance	1,454,709	1,351,568	103,141	7.6%
Taxes and insurance	815,808	830,970	(15,162)	-1.8%
	7,415,978	7,216,174	199,804	2.8%

Income before other income	318,577	660,230	(341,653)	-51.7%

Other Income
Interest income	52,140	39,470	12,670	32.1%
(Loss) from investment in partnerships	(160,706)	(47,328)	(113,378)	239.6%
(Loss) on the write off of property assets	—	(60,000)	60,000	-100.0%
(Loss) on early extinguishments of debt	—	(1,436,238)	1,436,238	-100.0%
	(108,566)	(1,504,096)	1,395,530	-92.8%

Net Income (Loss)	$210,011	$(843,866)	$1,053,877	-124.9%

Rental income for the three months ended September 30, 2004 was approximately $7,640,000 compared to approximately $7,802,000 for the three months ended September 30, 2003, a decrease of approximately $162,000 (2%). The properties with the most significant decreases are the apartments at North Beacon Street for a decrease of approximately $29,000, a decrease of approximately $12,000 at Oak Ridge, a decrease of approximately $65,000 at Westgate Apartments, a decrease of approximately $17,000 at Westside Colonial and a decrease of approximately $12,000 at Brookside. There were smaller decreases at most other properties.  The decrease in rental income is due to increased vacancies, rental concessions and some reductions in rents for new leases.

Total expenses for the three months ended September 30, 2004 were approximately $7,416,000 compared to approximately $7,216,000 for the three months ended September 30, 2003, an increase of approximately $200,000 (3%). Repairs and maintenance expenses increased approximately $103,000 (8%) due to ongoing refurbishment, repair and clean up of rental units in an effort to reduce vacancies. Operating expenses increased approximately $64,000 (10%) due to increased heat, water and other utilities. Renting expenses increased approximately $8,000 (3%) due to increases in rental commissions and other rental related expenses. Total depreciation and amortization increased approximately $50,000 (3%) primarily due to continuing improvements in 2004.

These increases are offset by a decrease in administrative expenses of approximately $25,000 (7%) due to a decrease in salaries and related employee benefits. Taxes and insurance decreased approximately $15,000 (2%) due to a tax refund related to one of the Partnership properties.

The operations of the 20 new units at Westgate in Woburn commenced in September 2004 and was insignificant for the quarter ended September 30, 2004.

The Partnership has a 50% ownership interest in three different investments.  One of the investments is a limited liability Partnership that owns a 40 unit residential property in Cambridge, Massachusetts.  For the three months ended September 30, 2004, the Partnership’s share of loss on this investment is $48,536 compared to a loss of $47,328 for the three months ended September 30, 2003, an increase of $1,208 (3%). There were no units vacant at November 8, 2004.

In August and September 2004, the Partnership invested approximately $13,000,000 for a 50% ownership interest in two joint ventures. The first joint venture is a 280 unit residential complex located in Watertown, Massachusetts, referred to as “Hamilton Place”. The total cost of the property was $56,000,000.  The Partnership invested $8,000,000.  The other investors invested $8,000,000 and the joint venture obtained a mortgage of $43,000,000 to fund the acquisition and capital improvements.  The joint venture plans to sell 120 units and use the funds to pay down the debt on the property.  At November 8, 2004, there are 23 vacant units, nine of which are to be sold. The Partnership’s net loss on this investment is $116,784 for the period ended September 30, 2004.

The second joint venture purchased a 42 unit residential complex in Lexington, Massachusetts referred to as “Hamilton Minuteman”.  The total cost of the property was $10,100,000. Originally, the Partnership invested $5,050,000 and the other investors invested $5,050,000. The property was refinanced for $8,025,000 in October 2004, and the Partnership received $3,775,000 as part of this financing. The Partnership’s net income on this investment is $4,613 for the period ended September 30, 2004. There were five units vacant at November 8, 2004.

On August 1, 2003, the Partnership refinanced four mortgages with outstanding balances totaling approximately $11,526,000.  The Partnership recorded a loss on the early extinguishment of debt of $1,436,238 due to the prepayment penalties of approximately $1,355,000 and deferred financing fees of approximately $81,000 on the mortgages paid.

During the three months ended September 30, 2003, the Partnership recorded a non-cash charge of $60,000 due to the write-off of air conditioning and heating equipment replaced at 62 Boylston Street.

Interest income was approximately $52,000 for the three months ended September 30, 2004 compared to approximately $39,000 for the three months ended September 30, 2003 an increased $13,000 (33%).  This is due primarily due to an increase in the cash available for investment and some increases in rates earned.  Total interest expense increased approximately $14,000 due to the increased mortgage debt.

As a result of the changes discussed above, net income for the three months ended September 30, 2004 was $210,011 compared to a loss of $843,866 for the three months ended September 30, 2003, a change of $1,053,877.

Comparison of the nine months ended September 30, 2004 to the six months ended September 30, 2003

The Partnership and its Subsidiary Partnerships earned income before other income of  $1,675,932 for the nine months ended September 30, 2004 compared to $3,494,779 for the nine months ended September 30, 2003 a decrease of $1,818,847 (52%).  The following is a summary of the Partnership’s rental income for the nine months ended September 30, 2004 and 2003.  As more fully described in the schedules below, this decrease is primarily due to increased vacancies and increases in operating expenses including significant depreciation, repairs and maintenance, and interest expense.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	September 30,		Dollar Change	Percent Change
	2004	2003

Revenues:
Rental income	$23,094,191	$23,036,610	$57,581	0.2%
Laundry and sundry income	255,125	225,470	29,655	13.2%
	23,349,316	23,262,080	87,236	0.4%

Expenses
Administrative	982,726	1,075,120	(92,394)	-8.6%
Depreciation and amortization	4,481,480	3,884,258	597,222	15.4%
Interest	5,970,652	5,478,199	492,453	9.0%
Management fees	952,539	933,655	18,884	2.0%
Operating	2,467,742	2,230,580	237,162	10.6%
Renting	512,692	469,892	42,800	9.1%
Repairs and maintenance	3,727,362	3,210,507	516,855	16.1%
Taxes and insurance	2,578,191	2,485,090	93,101	3.7%
	21,673,384	19,767,301	1,906,083	9.6%

Income before other income	1,675,932	3,494,779	(1,818,847)	-52.0%

Other Income (Loss)
Interest income	186,863	138,498	48,365	34.9%
(Loss) from investment in partnerships	(233,758)	(93,366)	(140,392)	150.4%
(Loss) on the write off of property assets	—	(60,000)	60,000	-100.0%
(Loss) on early extinguishments of debt	—	(1,436,238)	1,436,238	-100.0%
	(46,895)	(1,451,106)	1,404,211	-96.8%

Net Income (Loss)	$1,629,037	$2,043,673	$(414,636)	-20.3%

The following is a comparative schedule for the nine months ended September 30, 2004 and 2003 of the changes in revenue from rental operations excluding the 2003 acquisitions.

	Total Partnership 2004	Less Aquired Properties	Same Properties in 2004	Same Properties in 2003	Dollar Change	Percent Change
Revenues:
Rental income	$23,094,191	$802,336	$22,291,855	$23,036,610	$(744,755)	-3.2%
Laundry and sundry income	255,125	14,660	240,465	225,470	14,995	6.7%
	23,349,316	816,996	22,532,320	23,262,080	(729,760)	-3.1%

Expenses
Administrative	982,726	18,370	964,356	1,075,120	(110,764)	-10.3%
Depreciation and amortization	4,481,480	437,599	4,043,881	3,884,258	159,623	4.1%
Interest	5,970,652	356,971	5,613,681	5,478,199	135,482	2.5%
Management fees	952,539	31,774	920,765	933,655	(12,890)	-1.4%
Operating	2,467,742	114,983	2,352,759	2,230,580	122,179	5.5%
Renting	512,692	12,787	499,905	469,892	30,013	6.4%
Repairs and maintenance	3,727,362	129,830	3,597,532	3,210,507	387,025	12.1%
Taxes and insurance	2,578,191	85,721	2,492,470	2,485,090	7,380	0.3%
	21,673,384	1,188,037	20,485,347	19,767,301	718,046	3.6%

Income before other income	$1,675,932	$(371,041)	$2,046,973	$3,494,779	$(1,447,806)	-41.4%

Rental income for the nine months ended September 30, 2004 was approximately $23,094,000 compared to approximately $23,037,000 for the nine months ended September 30, 2003 an increase of approximately $58,000 (.2%).  As indicated in the table above, the increase in rental income is due primarily to the acquisition of the School Street property in April 2003.  Rental income at the Partnership’s existing properties decreased during the nine months ended September 30, 2004 by approximately $745,000 (3%).  The most significant decrease in rental income was at the Westgate Apartments in Woburn, Massachusetts with a decrease of approximately $294,000 (13%).   This decrease is due to vacancies and rental concessions given to new tenants in the ongoing effort to stay competitive in a relatively soft rental market at that location.   Other significant decreases in rental income were at Redwood Hills of approximately $57,000 (4%), at 1144 Commonwealth Avenue of approximately $55,000 (2%), at Hamilton Oaks of approximately $46,000 (2%), at Brookside of approximately $45,000 (10%), and at North Beacon of approximately $54,000 (5%).   Most other residential properties experienced smaller decreases in rental income.  Additionally, bad debts increased approximately $35,000.

Total expenses for the nine months ended September 30, 2004 were approximately $21,673,000 compared to approximately $19,767,000 for the nine months ended September 30, 2003, an increase of approximately $1,906,000 (10%).  As indicated in the schedule above, approximately $1,188,000 of this increase represents the property acquired in 2003.  Other comparable increases include repairs and maintenance expenses of approximately $387,000 (12%), interest expense of approximately $135,000

(3%), depreciation and amortization expense of approximately $160,000 (4%) and operating expenses of approximately $122,000 (5%).  An explanation of these increases is discussed above.

Interest expense increased due to the refinancing of mortgages in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2004 and 2003 was the collection of rents as well as the refinancing of Partnership properties during the third quarter of 2003.

The majority of cash and cash equivalents of $6,679,544 at September 30, 2004 and $24,362,328 at December 31, 2003 were held in interest bearing accounts at creditworthy financial institutions.

This decrease of $17,682,784 for the nine months ended September 30, 2004 is summarized as follows:

	Nine Months Ended September
	2004	2003

Cash provided by operating activities	$6,273,278	$6,782,153
Cash (used in) investing activities	(19,925,928)	(11,262,777)
Cash provided by (used in) other financing activities	(535,638)	14,773,370
Dividends paid	(3,494,496)	(3,943,761)
Net increase (decrease) in cash and cash equivalents	$(17,682,784)	$6,348,985

The cash provided by operating activities is primarily due to the net income plus depreciation expense.  The increase in cash used in investing activities is due to the investments in Partnerships made in August and September 2004.  The decrease in cash provided by financing activities is due to the refinancing of some Partnership properties in August 2003.

As discussed previously, the Partnership invested approximately $13,000,000 for a 50% ownership interest in two partnerships in August 2004.  See above for a discussion of the investments and the related net loss on these investments.  In October 2004, $3,775,000 was received from one of these investments upon the mortgaging of that property.

On August 1, 2003, the Partnership refinanced four mortgage loans with a total outstanding balance of approximately $11,526,000, earning interest at rates ranging from 8.38% to 8.75%.  All of these loans matured in 2005.  The Partnership borrowed a total of $26,750,000, with interest rates ranging from 4.84% to 5.30%.  The new loans are represented by ten-year notes with interest only payments during their entire terms.  The total monthly payment on the old loans was approximately $101,000 including principal of approximately $20,000.  The total monthly payment on the new loan is approximately $109,000, resulting in an increase in annual payments of approximately $96,000.  Annual interest expense will increase approximately $340,000 due to the increased debt.  The Partnership’s cash reserves increased approximately $13,000,000 as a result of this refinancing.  There are substantial prepayment penalties if paid before maturity.

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

The Partnership paid a quarterly distribution of $6.60 per unit ($0.66 per depositary receipts) on March 31, 2004, June 30, 2004, and $7.00 per unit ($0.70 per depositary receipt) on September 30, 2004.  The total distributions paid during the nine months ended September 30, 2004 were $3,494,496.  On November 11, 2004, the Partnership voted to pay additional distributions of $ 7.00 per unit ($.70 per depositary receipt) on December 31, 2004.

In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per unit ($0.66 per depositary receipt) and pay an additional one-time distribution of $3.00 ($0.30 per depositary receipt) per unit for a total distribution of $9.60 per unit payable on March 31, 2003.  The total distribution paid to the partners during the nine months ended September 30, 2003 was $3,943,761.

During the quarter ended September 2004, the Partnership completed the construction of ten residential units at the Westgate Apartments in Woburn, Massachusetts for a total cost of approximately $2,400,000.  In addition, ten units were completed in October 2004 for a cost of approximately the same amount.  The Partnership anticipates obtaining a mortgage on this property of approximately $2,000,000 in late 2004 or early 2005.

During the nine months ended September 30, 2004, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $3,562,000. The most significant improvements were made at the following properties: approximately $563,000 at Westgate in Woburn, Massachusetts; approximately $523,000 at 62 Boylston Street, Boston, Massachusetts; approximately $294,000 at Westside Colonial in Brockton, Massachusetts;  approximately $290,000 at Hamilton Oaks in Brockton, Massachusetts; approximately $238,000 at School Street in Framingham, Massachusetts; approximately $209,000 at 1144 Commonwealth Avenue in Brighton, Massachusetts and approximately $214,000 at Redwood Hills in Worcester,

Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2004, the Partnership and its Subsidiary Partnerships plan to invest approximately $200,000 in capital improvements during the balance of 2004, the majority of which will be spent at Middlesex, North Beacon Street and River Drive Apartments.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash.  Additionally, the Partnership is budgeting approximately $2,000,000 for 2005.

The Partnership anticipates that cash from operations, property sales, mortgage financings and interest-bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties.  The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, mortgage financings, unanticipated increases in expenses, or the loss of significant tenants.

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

IItem 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, the Partnership and its subsidiary Partnerships collectively have approximately $115,400,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           See the exhibit index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

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