Form 10-K
period 2004-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2005-03-31
CIK 746514

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Class A
Limited Partnership Units
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of June 30, 2004, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $73,117,139 based on the average bid and asked price of the registrant's traded securities on such date.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

General

        New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), a Massachusetts Limited Partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the "Colonial Partnerships"), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984. In July 2004, the General Partner extended the termination date of the Partnership until 2057, as allowed in the Partnership Agreement.

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

        The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 24 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership's subsidiary limited partnerships and limited liability companies are each referred to as a "Subsidiary Partnership" and are collectively referred to as the "Subsidiary Partnerships".

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in three limited liability companies (the "Investment Properties") in which the Partnership has a 50% ownership interest, the majority shareholder of the General Partner owns 47.5%, and the President of the Partnership's management company, The Hamilton Company, owns 2.5%, respectively. See Note 14 to the Consolidated Financial Statements for a description of the properties and their operations. The Partnership's interest in the Investment Properties is accounted for on the equity method of consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation". Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

        The long-term goals of the Partnership are to manage, rent and improve its properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, distributed to the partners, or used for operating expenses or reserves, as determined by the General Partner.

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 45 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 25, 2005, the Partnership and its Subsidiary Partnerships owned 2,396 residential apartment units in 23 residential and mixed-use complexes (collectively, the "Apartment Complexes"), inclusive of 19 units held for sale. The Partnership also owns 24 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of February 25, 2005, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of December 31, 2004, the Partnership owned a 50% ownership interest in three residential complexes, the Investment Properties, with a total of 362 units. See Note 14 to the consolidated financial statements for additional information on these investments.

        The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the "Properties."

        Harold Brown and, in certain cases, Ronald Brown, own or have owned interests in certain of the Properties and the Subsidiary Partnerships. See "Item 13. Certain Relationships and Related Transactions."

        The leasing of real estate in the metropolitan Boston area of Massachusetts is highly competitive. The Apartment Complexes, Condominium Units and the Investment Properties must compete for tenants with other residential apartments and condominium units in the areas in which they are located. The Commercial Properties must compete for commercial tenants with other shopping malls and office buildings in the areas in which they are located. Thus, the level of competition at each Property depends on how many other similarly situated properties are in its vicinity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results."

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

Industry Segments

        The Partnership operates in only one industry segment—real estate. The Partnership does not have any foreign operations, and its business is not seasonal. Please see the Consolidated Financial Statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

Recent Developments

        In 2004, the Partnership paid a distribution of $27.20 per Unit ($2.72 per Receipt) for a total payment of $4,704,838. In 2003, the Partnership paid a distribution of $29.40 per Unit ($2.94 per Receipt) for a total payment of $5,085,377. In February 2005, the Partnership approved a quarterly distribution of $7.00 per Unit ($0.70 per Receipt), payable on March 31, 2005.

        During 2004, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $4,542,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, 1144 Commonwealth Avenue, Hamilton Oaks, Westside Colonial, Linhart and School Street, at a cost of approximately $537,000, $244,000, $355,000, $203,000, $405,000 and $265,000, respectively. In 2004, the Partnership also completed the construction of 20 residential units at the Courtyard at Westgate in Woburn, Massachusetts at a cost of approximately $3,500,000.

        As more fully described in Note 14 to the Consolidated Financial Statements, during 2004, the Partnership invested approximately $9,000,000 to acquire 50% equity interests in two complexes, located in Watertown and Lexington, Massachusetts, respectively. Also, as more fully described in Note 5 to the Consolidated Financial Statements, in December 2004, the Partnership refinanced 38-48 Dean Street in Norwood, Massachusetts for $5,650,000. This amount was substantially used to pay-off the existing mortgage debt, due to mature in 2008. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Advisory Committee

        The Partnership has an Advisory Committee composed of two limited partners (a former limited partner, Edward Sarkesian, sold all of his interest in the Partnership on May 24, 2004) who are not general partners or affiliates of the Partnership. The Partnership was not aware that Mr. Sarkesian is no longer a limited partner until very recently. As the terms of the Partnership Agreement require that each member of the Advisory Committee be a limited partner, the Partnership is taking steps to rectify this situation. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

        Two members of the Advisory Committee were elected directors of the General Partner and appointed members of the General Partner's Audit Committee on March 11, 2002, and the third member was elected a director of the General Partner and appointed a member of the General

Partner's Audit Committee on January 2, 2003. See "Item 10. Directors and Executive Officers of the Registrant."

Available Information

        The Partnership's website is www.thehamiltoncompany.com/InvestorRelations.htm. On its website, the Partnership makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. These forms are made available as soon as reasonably practical after the Partnership electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Partnership's website includes other items related to corporate governance matters, including, among other things, the Partnership's corporate governance guidelines, charters of various committees of the Board of Directors, and the Partnership's code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained, free of charge, from the website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Director of Investor Relations, New England Realty Associates Limited Partnership, 39 Brighton Avenue, Allston, MA 02134.

ITEM 2. THE PROPERTIES

        The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 50% interest in three Investment Properties.

        See also "Item 13. Certain Relationships and Related Transactions" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 23 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of February 25, 2005, the principal amount outstanding under any mortgages as of December 31, 2004, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2004	Maturity Date of Mortgage
Avon Street Apartments L.P. 130 Avon Street Malden, MA	66 units 0 three-bedroom 30 two-bedroom 33 one-bedroom 3 studios	N/A $990-1,175 $760-1,075 $820-850	4	$2,550,000 4.99%	2013
Boylston Downtown L.P. 62 Boylston Street Boston, MA	268 units 0 three-bedroom 0 two-bedroom 53 one-bedroom 215 studios	N/A N/A $842-1,750 $526-1,345	18	$19,500,000 4.84%	2013
Brookside Associates, LLC 5-7-10-12 Totman Road Woburn, MA	44 units 0 three-bedroom 34 two-bedroom 10 one-bedroom 0 studios	N/A $1,050-1,300 $900-1,050 N/A	2	$2,000,000 7.63%	2011

Clovelly Apartments L.P. 160-170 Concord Street Nashua, NH	103 units 0 three-bedroom 53 two-bedroom 50 one-bedroom 0 studios	N/A $770-1,220 $695-810 N/A	2	$2,200,000 8.44%	2010
Coach L.P. 53-55 Brook Street Acton, MA	48 units 0 three-bedroom 24 two-bedroom 24 one-bedroom 0 studios	N/A $1,000-1,150 $750-1,035 $N/A	2	$1,500,000 8.46%	2010
Commonwealth 1137 L.P. 1131-1137 Commonwealth Ave. Allston, MA	35 units 28 three-bedroom 5 two-bedroom 1 one-bedroom 1 studio	$1,400-3,950 $1,150-1,425 $575 $600	0	$1,800,000 8.44%	2010
Commonwealth 1144 L.P. 1144-1160 Commonwealth Ave Allston, MA	261 units 0 three-bedroom 11 two bedroom 109 one-bedroom 141 studios	N/A $600-1,300 $720-1,025 $698-1,050	9	$7,500,000 8.44%	2010
Courtyard at Westgate, LLC(1) 105-107 Westgate Drive Burlington, MA	20 units 0 three-bedroom 12 two bedroom 8 one-bedroom 0 studios	N/A $1,400-1,850 $1,100-1,300 N/A	0	—	—
Dean Street Associates, LLC 38-48 Dean Street Norwood, MA	69 units 0 three-bedroom 66 two-bedroom 3 one-bedroom 0 studios	N/A 950-1,250 850-1,100 N/A	1	$5,650,000 5.13%	2014
Executive Apartments L.P. 545-561 Worcester Road Framingham, MA	72 units 1 three-bedroom 47 two-bedroom 24 one-bedroom 0 studios	$1,295-1,295 $905-1,170 $800-1,050 N/A	0	$1,900,000 8.44%	2010
Hamilton Oaks Associates, LLC 30-50 Oak Street Extension 40-60 Reservoir Street Brockton, MA	268 units 0 three-bedroom 96 two-bedroom 159 one-bedroom 13 studios	N/A $800-1,175 $750-965 $700-825	12	$11,092,525 7.84%	2009
Highland Street Apartments L.P. 38-40 Highland Street Lowell, MA	36 units 0 three-bedroom 24 two-bedroom 10 one-bedroom 2 studios	N/A $562-900 $680-800 $650-680	2	$800,000 8.44%	2010

Linhart L.P. 4-34 Lincoln Street Newton, MA	9 units 0 three-bedroom 0 two-bedroom 6 one-bedroom 3 studios	N/A N/A $765-1,000 $775-850	1	$1,700,000 8.46%	2010
Middlesex Apartments L.P.(2) 132-144 Middlesex Road Newton, MA	19 units 19 three-bedroom 0 two-bedroom 0 one-bedroom 0 studios	$1,200-2,250 N/A N/A N/A N/A	0	$1,300,000 8.44%	2010
Nashoba Apartments L.P. 284 Great Road Acton, MA	32 units 0 three-bedroom 32 two-bedroom 0 one-bedroom 0 studios	N/A $1000-1,400 N/A N/A	1	$2,000,000 5.30%	2013
North Beacon 140 L.P. 140-154 North Beacon Street Brighton, MA	65 units 10 three-bedroom 54 two-bedroom 1 one-bedroom 0 studios	$1,700-2,350 $1,420-1,925 $800 N/A	6	$4,500,000 8.44%	2010
Oak Ridge Apartments L.P. 135 Chestnut Street Foxboro, MA	61 units 42 three-bedroom 19 two-bedroom 0 one-bedroom 0 studios	$1,000-1,250 $885-1,020 N/A N/A	3	$2,700,000 5.04%	2013
Olde English Apartments L.P. 703-718 Chelmsford Street Lowell, MA	84 units 0 three-bedroom 47 two-bedroom 30 one-bedroom 7 studios	N/A $850-1,005 $810-920 $750-800	0	$1,850,000 8.44%	2010
Redwood Hills L.P. 376-384 Sunderland Road Worcester, MA	180 units 0 three-bedroom 89 two-bedroom 91 one-bedroom 0 studios	N/A $800-1,200 $500-950 N/A	3	$4,750,000 8.44%	2010
River Drive L.P. 3-17 River Drive Danvers, MA	72 units 0 three-bedroom 60 two-bedroom 5 one-bedroom 7 studios	N/A $930-1,075 $890-900 $775-850	0	$1,850,000 8.44%	2010
School Street 9, LLC 9 School Street Framingham, MA	184 units 0 three-bedroom 93 two-bedroom 89 one-bedroom 2 studios	N/A $1,055-1,320 $875-1,105 $300-800	6	$17,000,000 5.47%	2013

WCB Associates, LLC 10-70 Westland Street 985-997 Pleasant Street Brockton, MA	180 units 1 three-bedroom 94 two-bedroom 85 one-bedroom 0 studios	$1,080-1,080 $760-1,005 $750-915 N/A	8	$4,865,829 6.52%	2008
Westgate Apartments, LLC 2-20 Westgate Drive Woburn, MA	220 units 0 three-bedroom 110 two-bedroom 110 one-bedroom 0 studios	N/A $970-1,350 $800-1,230 N/A	13	$10,757,204 7.07%	2014

(1)
A $2,000,000 mortgage loan was obtained by Courtyard at Westgate in January 2005.

(2)
Middlesex Apartments L.P. was held for sale at December 31, 2004. See Note 19 to the Consolidated Financial Statements.

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 24 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 24 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 25, 2005.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2004	Maturity Date of Mortgage
Harvard Gardens 45-59 Harvard Ave Brookline, MA	5 units 0 three-bedroom 5 two-bedroom 0 one-bedroom 0 studios	N/A $1,900-2,175 N/A N/A	1	$1,600,000 5.25%	2006
Riverside Apartments 8-20 Riverside Street Watertown, MA	19 units 0 three-bedroom 12 two-bedroom 5 one-bedroom 2 studios	N/A $1,100-1,450 $920-1,200 $925	2	— —	—

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 25, 2005, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $20.77. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $20,000 per year through July 2006. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 25, 2005, the commercial space was fully occupied, and the average rent per square foot was $15.53. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $27,000 per year through November 2005. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,555 square feet of rentable commercial space. As of February 25, 2005, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $22.30. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 25, 2005, and the average rent per square foot as of that date was $24.15. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries a fixed interest rate of 8.00% and matures in 2016. As of December 31, 2004, the mortgage had an outstanding balance of $4,250,242. As of February 25, 2005, Staples Plaza was fully occupied, and the average net rent per square foot was $20.72.

Investment Properties

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2004	Maturity Date of Mortgage
345 Franklin, LLC 345 Franklin Street Cambridge, MA	40 Units 0 three-bedroom 39 two-bedroom 1 one-bedroom 0 studios	N/A $1,800-2,350 $1,580 N/A	0	$7,925,715 6.90%	2014
Hamilton Place, LLC 233 Main Street Watertown, MA	280 Units 0 three-bedroom 143 two-bedroom 109 one-bedroom 28 studios	N/A $1,290-1,700 $1,000-1,600 $675-1,225	21	$40,211,506 4.48%	2007
Hamilton Minuteman, LLC 1 April Lane Lexington, MA	42 Units 0 three-bedroom 40 two-bedroom 2 one-bedroom 0 studios	N/A $1,300-1,625 $1,150-1,350 N/A	3	$7,717,360 4.48%	2007

        345 FRANKLIN, LLC.    In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 due in 2014.

        HAMILTON PLACE, LLC.    In August 2004, the Partnership acquired, through this LLC, a 50% interest in a 280-unit apartment building in Watertown, Massachusetts for $56,000,000. Each investor invested approximately $8,000,000, and a 3-year mortgage of approximately $43,000,000 was obtained to finance the acquisition and improvements to the property. The loan requires minimum repayment of $7,800,000 as follows: $2,400,000, $2,400,000 and $3,000,000 at the end of years two, three and four. The Partnership anticipates selling up to one half of the units as condominiums to fund these curtailment payments. (See Note 14 to the Consolidated Financial Statements.) The maturity date can be extended for an additional two years.

        HAMILTON MINUTEMAN, LLC.    In August 2004, the Partnership acquired, through this LLC, a 50% interest in a 42-unit apartment building in Lexington, Massachusetts for $10,000,000. Each investor invested approximately $5,075,000 to initially fund the purchase price of the property. In October 2004, the Partnership obtained a 3-year mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The loan requires minimum principal payments of $1,000,000 payable $340,000 within 12 months and an additional $320,000 in year two and the remaining $320,000 within 30 months of the closing date (collectively, the "curtailment payments"). The Partnership may sell some units if necessary to make the curtailment payments. The maturity date can be extended for an additional one year. (See Note 14 to the Consolidated Financial Statements.)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the limited partners of the Partnership during the fourth quarter of the year ended December 31, 2004.

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

        In 2004, the high and low bid quotations for the Receipts were $95.85 and $51.00, respectively. The table below sets forth the high and low bids for each quarter of 2004 and 2003 and the distributions paid on the Partnership's Depositary Receipts:

	2004			2003
	Low Bid	High Bid	Distributions	Low Bid	High Bid	Distributions
First Quarter	$51.00	$59.00	$0.70	$41.50	$47.50	$0.96
Second Quarter	$55.50	$63.50	$0.70	$47.00	$59.00	$0.66
Third Quarter	$63.50	$80.95	$0.66	$53.00	$58.25	$0.66
Fourth Quarter	$77.00	$95.85	$0.66	$49.00	$60.90	$0.66

        On March 11, 2005, the closing price on the American Stock Exchange for a Depositary Receipt was $91.55.

        Any portion of the Partnership's cash which the General Partner deems not necessary for cash reserves is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2004 and 2003, the Partnership made total distributions of $27.20 and $29.40 per Unit, respectively ($2.72 and $2.94 per Receipt, respectively). The total value of the distribution in 2004 was $4,704,838, and the total value for 2003 was $5,085,377. In February 2005, the Partnership declared a quarterly distribution of $7.00 per Unit ($0.70 per Receipt) payable on March 31, 2005.

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $1,400,000 less than statement income for the year ended December 31, 2004 and approximately $700,000 less than statement income for the year ended December 31, 2003. The cumulative tax basis of the Partnership's real estate at December 31, 2004 is approximately $200,000 less than the statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004; accordingly, taxable income in future years is expected to increase.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for certain information relating to the number of holders of each class of Units.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is included on page 35 of this Form 10-K.

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

        While the national economy has largely recovered from the recession of the late 1990s and early 2000s, Massachusetts' local economy continues to lag behind. Job growth remains sluggish. Vacancy rates for downtown office space are nearly 20%, and similar vacancy rates are seen in suburban areas. In the face of these economic realities, the Partnership has kept its residential vacancy rate below the 5% local industry average. However, doing so has required incentives such as lower rent, and payment of rental commissions. Additionally, new housing product in the residential market and low mortgage interest rates that attracted first-time home buyers resulted in higher turnover in the portfolio and, in turn, higher turnover expenses and unit renovation costs. Finally, with a rise in utility rates, and in abnormally cold winter and higher than expected snowfall, increases in operating expenses outpaced any modest increases, in rental revenue that the Partnership's properties may have experienced.

        The Partnership expects similar conditions to prevail in 2005. Revenue is expected to remain flat while increases in operating expenses are expected to be muted. Competition continues to be strong; there has been no change in fundamental conditions that would shift the burden of paying rental commissions from the Partnership to the tenants or mitigate high tenant turnover. As a result, the Partnership's future earnings may be negatively impacted. Lastly, tax reform allowed the Partnership to accelerate depreciation on improvements and acquisitions over the past few years. The tax incentives expired in 2004, and, as such, we expect income taxable to partners to increase for 2005.

        The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural and administrative departments. The Partnership's properties and the Investment Properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned—wholly or partially, directly or indirectly—by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the General Partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

        Mr. Brown, his brother Ronald Brown, and the President of Hamilton, Carl Valeri, collectively own approximately 19.9% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit for such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding capital stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal, and Harold Brown is NewReal's Treasurer and also a director. Two of NewReal's other directors, Thomas Raffoul and Conrad DiGregorio also own immaterial amounts of the Partnership's Class A Units.

        Beyond the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows NewReal to charge the Partnership for the cost of employing professionals and others to assist with the administration of the Partnership's properties. In addition to the Management Fee, from time to time the Partnership pays Hamilton for repair and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

        Payments to Hamilton accounted for approximately 5% and 6% of the repair and maintenance expenses paid by the Partnership in 2004 and 2003, respectively. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry and snow removal services. However, several of the larger Partnership properties have their own maintenance staff and use Hamilton's services infrequently. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 81% of the legal services paid for by the Partnership in 2004 and approximately 75% of such services during 2003.

        R. Brown Partners, which is owned by Ronald Brown, manages the 5 condominium units located in Brookline, Massachusetts. That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership's Partnership Agreement.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2004 and 2003, Hamilton provided all of the construction services and architectural services paid for by the Partnership, including approximately $4,748,000 for the construction of 20 additional residential units at Westgate Apartments in Woburn, Massachusetts.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately ten people. Hamilton currently charges the Partnership $80,000 per year ($20,000 per quarter) for bookkeeping and accounting services.

        For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Partnership regularly and continually evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures. The Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. The Partnership's critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Partnership's financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances. See Note 1 to the Consolidated Financial Statements—Significant Accounting Policies.

        Revenue Recognition:    Revenues from rental properties are recognized when due from tenants. Residential leases are generally for terms of one year, and commercial leases are generally for 5 to

10 years, with renewal options at increased rents. Significant commercial leases with stepped increases over the term of the lease are recorded on the straight-line basis.

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

        Rental Property Held for Sale and Discontinued Operations:    When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

        Investments in Partnerships:    The Partnership accounts for its 50% owned Investment Properties under the equity method of accounting, as we exercise significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in Partnerships, and subsequently adjusted for equity in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

        With respect to investments in and advances to the Investment Properties, the Partnership looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge is recorded if the carrying value of the investment exceeds its fair value.

        Legal Proceedings:    The Partnership is subject to various legal proceedings and claims that arise, from time to time, in the ordinary course of business. These matters are frequently covered by insurance. If it is determined that a loss is likely to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered likely can be difficult to determine.

RESULTS OF OPERATIONS

Years ended December 31, 2004 and December 31, 2003 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $2,105,407 during the year ended December 31, 2004, compared to $4,159,514 for the year ended December 31, 2003, a decrease of $2,054,107 (49%).

        The rental activity is summarized as follows:

	Occupancy Date
	February 25, 2005	February 25, 2004
Residential
Units—exclusive of available for sale units	2,402	2,382
Vacancies	96	37
Vacancy rate	4.0%	1.6%
Commercial
Total square feet	85,275	85,275
Vacancy	0	0
Vacancy rate	0%	0%
	Rental Income (in thousands) Year Ended December 31,
	2004		2003
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$30,888	$30,510	$30,780	$30,381
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$364	$364	$382	$382

        Year Ended December 31, 2004 Compared to Year Ended December 31, 2003:

	Year Ended December 31,
			Dollar Change	Percent Change
	2004	2003
Revenues
Rental income	$30,510,406	$30,380,871	$129,535	0%
Laundry and sundry income	354,626	313,169	41,457	13%

	30,865,032	30,694,040	170,992	1%

Expenses
Administrative	1,367,106	1,456,912	(89,806)	-6%
Depreciation and amortization	6,118,422	5,222,636	895,786	17%
Interest	7,707,569	7,382,426	325,143	4%
Management fees	1,252,871	1,238,248	14,623	1%
Operating	3,417,334	3,024,717	392,617	13%
Renting	613,322	582,069	31,253	5%
Repairs and maintenance	4,896,586	4,312,516	584,070	14%
Taxes and insurance	3,386,415	3,315,002	71,413	2%

	28,759,625	26,534,526	2,225,099	8%

Income Before Other Income and Discontinued Operations	2,105,407	4,159,514	(2,054,107)	-49%

Other Income (Loss)
Interest income	216,149	202,116	14,033	7%
Income (loss) from investment in joint venture	(335,445)	(119,887)	(215,558)	180%
Loss on early extinguishment of debt, net	(411,463)	(1,435,028)	1,023,565	-71%
Other expenses	(4,998)	(7,500)	2,502	-33%

	(535,757)	(1,437,009)	901,252	-63%

Income from Continuing Operations	1,569,650	2,722,505	(1,152,855)	-42%

Discontinued Operations:
Income from discontinued operations	42,767	46,623	(3,856)	-8%
Gain on sale of real estate from discontinued operations	—	—

	42,767	46,623	(3,856)	-8%

Net Income	$1,612,417	$2,769,128	$(1,156,711)	-42%

        The following is a comparative schedule of rental operations, excluding the 2004 acquisitions and dispositions:

	Total Partnership 2004	Less Newly Acquired Properties & Adjustment*	Same Properties in 2004	Same Properties in 2003**	Dollar Change	Percent Change
Revenues
Rental income	$30,510,406	$851,254	$29,659,152	$30,380,871	$(721,719)	-2%
Laundry and sundry income	354,626	14,660	339,966	313,169	26,797	9%

	$30,865,032	$865,914	$29,999,118	$30,694,040	$(694,922)	-2%

Expenses
Administrative	$1,367,106	$19,241	$1,347,865	$1,456,912	$(109,047)	-7%
Depreciation and amortization	6,118,422	503,015	5,615,407	5,222,636	392,771	8%
Interest	7,707,569	231,971	7,475,598	7,382,426	93,172	1%
Management fees	1,252,871	34,312	1,218,559	1,238,248	(19,689)	-2%
Operating	3,417,334	119,946	3,297,388	3,024,717	272,671	9%
Renting	613,322	29,346	583,976	582,069	1,907	0%
Repairs and maintenance	4,896,586	137,727	4,758,859	4,312,516	446,343	10%
Taxes and insurance	3,386,415	91,448	3,294,967	3,315,002	(20,035)	-1%

	$28,759,625	$1,167,006	$27,592,619	$26,534,526	$1,058,093	4%

Income Before Other Income and Discontinued Operations	$2,105,407	$(301,092)	$2,406,499	$4,159,514	$(1,753,015)	-42%

*
The adjustment removes from 2004 the operations of properties that are not comparable to the same properties in 2003.

**
Discontinued operations are excluded in the year-to-year comparisons.

        Rental income from continuing operations for the year ended December 31, 2004 was approximately $30,510,000, compared to approximately $30,381,000 for the year ended December 31, 2003, an increase of approximately $130,000. This increase was due to a full year of rental revenue of approximately $800,000 from School Street, acquired in April 2003, and approximately $50,000 of rental revenue from Courtyard at Westgate since the commencement of operations in October 2004. As more fully described in the above schedule, rental income from comparable properties decreased approximately $722,000 in 2004. This decrease was due to an increase in vacancies and decreases in rental rates, reflecting the softening real estate market in the Greater Boston area.

        Expenses from continuing operations for the year ended December 31, 2004 were approximately $29,000,000, compared to approximately $27,000,000 for the year ended December 31, 2003, an increase of approximately $2,000,000. The most significant factors contributing to this increase were: an increase in depreciation of $896,000 (17%) due to continuing property improvements, a full year ownership of School Street, and the commencement of operations at the Courtyard at Westgate in October 2004; an increase in interest expense $325,000 (4%) primarily due to carrying the School Street mortgage for a full year and increased interest payments on the mortgages refinanced in 2003; an increase in operating expense of $393,000 (13%) primarily relating to increases in utility expense; and an increase in repairs and maintenance of $584,000 (14%) resulting from increases in cleaning and painting, and other expenses related to increased tenant turnover. As more fully described in the above schedule, for the comparable properties, School Street and Courtyard at Westgate accounted for the following increases, an increase in depreciation of $503,000, an increase in interest expense of $232,000, an increase in operating expense of $120,000, an increase in repairs and maintenance of $138,000, and an increase in taxes and insurance of $91,000.

        The Partnership owns a 50% interest in three limited liability companies that own residential property in Cambridge, Watertown, and Lexington Massachusetts, respectively (the "Investment Properties"). For the year ended December 31, 2004, the Partnership's share of loss on these investments was $335,445 compared to a loss of $119,887 for the year ended December 31, 2003, an increase of $215,558. The Cambridge investment was purchased in 2001, and the 2004 loss is approximately $150,000 compared to approximately $120,000 in 2003, an increase of $30,000. This is primarily due to decreases in rental rates. The Watertown and Lexington investments were made in 2004, and their losses are $118,000 and $66,000, respectively.

        Interest income was approximately $216,000 for the year ended December 31, 2004, compared to approximately $202,000 for the year ended December 31, 2003, an increase of approximately $14,000 (7%). This is due to a slight increase in interest rates earned.

        In 2004, the Partnership recorded a loss on the early extinguishment of debt of approximately $411,000 due to prepayment penalties of $387,000 and the write-off of deferred financing fees of approximately $24,000 relating to the Dean Street refinancing.

        In 2003, the Partnership refinanced four properties and incurred a loss of $1,435,028 due to prepayment penalties of approximately $1,355,000 and the write-off of deferred financing fees of approximately $80,000.

        As a result of the changes discussed above, net income for the year ended December 31, 2004 was approximately $1,612,000, compared to approximately $2,769,000 for the year ended December 31, 2003, a decrease of approximately $1,157,000 (42%).

Years Ended December 31, 2003 and 2002 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $4,159,514 during the year ended December 31, 2003, compared to $6,397,743 for the year ended December 31, 2002, a decrease of $2,238,229 (35%). This decrease in operating income before other income and discontinued operations is largely due to an increase in operating expenses of approximately $4,000,000 (18%) offset by an increase in rental income of approximately $1,800,000 (6%). As more fully described below, both increases are substantially due to acquisitions in 2003. Due to a softening residential rental market, rental income at some of the properties declined during the year ended December 31, 2003 offset by increases at other properties while expenses increased at all properties.

        The rental activity is summarized as follows:

	Occupancy Date
	February 25, 2004	March 6, 2003
Residential
Units—exclusive of available for sale units	2,382	2,193
Vacancies	37	53
Vacancy rate	1.6%	2.4%
Commercial
Total square feet	85,275	85,275
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2003		2002
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$30,780	$30,381	$29,475	$28,557
Residential percentage	93%	93%	91%	93%
Commercial percentage	7%	7%	9%	7%
Contingent rentals	$382	$382	$493	$325

        Year Ended December 31, 2003 Compared to Year Ended December 31, 2002:

	Year Ended December 31,
			Dollar Change	Percent Change
	2003	2002
Revenues
Rental income	$30,380,871	$28,557,066	$1,823,805	6%
Laundry and sundry income	313,169	273,262	39,907	15%

	30,694,040	28,830,328	1,863,712	6%

Expenses
Administrative	1,456,912	1,382,501	74,411	5%
Depreciation and amortization	5,222,636	4,303,522	919,114	21%
Interest	7,382,426	6,454,646	927,780	14%
Management fees	1,238,248	1,184,886	53,362	5%
Operating	3,024,717	2,445,314	579,403	24%
Renting	582,069	349,513	232,556	67%
Repairs and maintenance	4,312,516	3,419,167	893,349	26%
Taxes and insurance	3,315,002	2,893,036	421,966	15%

	26,534,526	22,432,585	4,101,941	18%

Income Before Other Income and Discontinued Operations	4,159,514	6,397,743	(2,238,229)	-35%

Other Income (Loss)
Interest income	202,116	275,685	(73,569)	-27%
Income (loss) from investment in joint venture	(119,887)	(61,787)	(58,100)	94%
(Loss) on the write-off of property assets	(76,710)	—	(76,710)	-100%
Loss on early extinguishment of debt, net	(1,435,028)	—	(1,435,028)	-100%
Other expenses	(7,500)	—	(7,500)	-100%

	(1,437,009)	213,898	(1,650,907)	-772%

Income from Continuing Operations	2,722,505	6,611,641	(3,889,136)	-59%

Discontinued Operations
Income from discontinued operations	46,623	204,194	(157,571)	-77%
Gain on sale of real estate from discontinued operations	—	1,009,302	(1,009,302)	-100.00%

	46,623	1,213,496	(1,166,873)	-96%

Net Income	$2,769,128	$7,825,137	$(5,056,009)	-65%

        The following is a comparative schedule of rental operations, excluding the 2003 acquisitions and dispositions:

	Total Partnership 2003**	Less Newly Acquired Properties & Adjustment*	Same Properties in 2003	Same Properties in 2002**	Dollar Change	Percent Change
Revenues
Rental income	$30,380,871	$1,576,836	$28,804,035	$28,557,066	$246,969	1%
Laundry and sundry income	313,169	30,353	282,816	273,262	9,554	3%

	$30,694,040	$1,607,189	$29,086,851	$28,830,328	$256,523	1%

Expenses
Administrative	$1,456,912	$37,942	$1,418,970	$1,382,501	$36,469	3%
Depreciation and amortization	5,222,636	835,841	4,386,795	4,303,522	83,273	2%
Interest	7,382,426	681,398	6,701,028	6,454,646	246,382	4%
Management fees	1,238,248	60,308	1,177,940	1,184,886	(6,946)	-1%
Operating	3,024,717	141,299	2,883,418	2,445,314	438,104	18%
Renting	582,069	15,124	566,945	349,513	217,432	62%
Repairs and maintenance	4,312,516	152,016	4,160,500	3,419,167	741,333	22%
Taxes and insurance	3,315,002	146,720	3,168,282	2,893,036	275,246	10%

	$26,534,526	$2,070,648	$24,463,878	$22,432,585	$2,031,293	9%

Income Before Other Income and Discontinued Operations	$4,159,514	$(463,459)	$4,622,973	$6,397,743	$(1,774,770)	-28%

*
The adjustment removes from 2003 the operations of properties that are not comparable to the same properties in 2002.

**
Discontinued operations are excluded in the year-to-year comparisons.

        Rental income from continuing operations for the year ended December 31, 2003 was approximately $30,380,000, compared to approximately $28,557,000 for the year ended December 31, 2002, an increase of approximately $1,800,000 (6%). The increase is largely due to two acquisitions made by the Partnership. In April 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts (referred to as "School Street"). On June 30, 2003, the Partnership acquired five condominium units in Brookline, Massachusetts. Revenues from School Street for the year ended December 31, 2003 was approximately $1,509,000 and rental income from the five condos purchased in June was approximately $68,000. Total rental income at the other Partnership properties increased approximately $247,000 (1%). This minimal increase is reflective of the softening real estate market.

        Expenses from continuing operations for the year ended December 31, 2003 were approximately $27,000,000, compared to approximately $23,000,000 for the year ended December 31, 2002, an increase of approximately $4,000,000 (18%). Expenses related to the aforementioned acquisitions represent approximately $2,100,000 of this increase.

        Unrelated to these acquisitions, there was an increase in expenses of approximately $2,000,000. The most significant components of this increase were: an increase of approximately $741,000 (22%), primarily due increased costs for cleaning and repainting of vacant apartments; increased renting expenses of approximately $217,432 (62%) due to increased advertising expenses as well as rental commissions paid by the Partnership; increases in other operating expenses of approximately $438,000 (18%) due to increases in utility costs; and increases in taxes and insurance of approximately $275,000

(10%) due to increases in the real estate taxes based upon higher property valuations, and increased insurance premiums. Additionally, total interest expense increased approximately $928,000, which includes approximately $681,000 of interest expense for the financing of the 2003 acquisitions and the 2003 refinancings. Total depreciation increased approximately $919,000 (21%) of which approximately $836,000 relates to the acquired properties and the balance is from continuing capital improvements at other properties.

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

        For the year ended December 31, 2003, the Partnership had income from discontinued operations of $46,623 which represents the net income from Middlesex Apartments which are being held for sale. Rental income from Middlesex Apartments was approximately $399,000 for the year ended December 31, 2003.

        For the year ended December 31, 2002, the Partnership had income from discontinued operations of approximately $204,194 which represents the net income of approximately $60,000 from East Hampton Mall, sold in December 2002, and net income from Middlesex Apartments of approximately $144,000. Rental income at East Hampton Mall was approximately $470,000 and at Middlesex Apartments approximately $443,000.

        Included in discontinued operations for the year ended December 31, 2002 is a gain of approximately $916,000 on the sale of the East Hampton Mall and a gain of approximately $93,000 on the sale of a condominium unit in Brockton, Massachusetts. There were no sales in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2004 and 2003 was the collection of rents, as well as the refinancing of Partnership properties during the third quarter of 2003. The majority of cash and cash equivalents of $9,862,810 at December 31, 2004 and $24,362,328 at December 31, 2003 were held in interest-bearing accounts at creditworthy financial institutions.

        This decrease of $14,499,518 at December 31, 2004 is summarized as follows:

	Year Ended December 31,
	2004	2003
Cash provided by operating activities	$7,858,608	$7,673,827
Cash (used in) investing activities	(17,357,879)	(13,240,371)
Cash provided by (used in) financing activities	(295,409)	16,039,803
Dividends paid	(4,704,838)	(5,085,377)

Net increase (decrease) in cash and cash equivalents	$(14,499,518)	$5,387,882

        Cash provided by operating activities consists primarily of net income plus depreciation expense. The increase in cash used in investing activities is due to the investments in Partnerships made in August and September 2004. The decrease in cash provided by financing activities is due to the refinancing of some Partnership properties in August 2003, described below.

        As discussed previously, in August and September 2004, the Partnership invested approximately $13,000,000 for a 50% ownership interest in two Investment Properties. See Note 14 to the Consolidated Financial Statements for a discussion of the Investment Properties and the related net loss on these investments. In October 2004, $3,755,000 was returned from one of these investments upon the mortgaging of that property.

        During 2004, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $4,542,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, 1144 Commonwealth Avenue, Hamilton Oaks, Westside Colonial, Linhart and School Street, at a cost of approximately $537,000, $244,000, $355,000, $203,000, $405,000 and $265,000, respectively.

        During the year ended December 31, 2004, the Partnership completed the construction of 20 residential units at the Courtyard at Westgate in Woburn, Massachusetts for a total cumulative cost of approximately $5,100,000. In January 2005, the Partnership obtained a $2,000,000 mortgage on this property, with 5.25% interest-only payments, maturing in December 2014.

        On December 1, 2004, the Partnership refinanced the Dean Street Associates, LLC, which had an outstanding mortgage balance totaling approximately $5,237,000, with an interest rate of 7.08%, maturing in 2008. The new mortgage is $5,650,000 with an interest rate of 5.13%. The new loan requires interest-only payments until 2007 and, thereafter, interest and principal payments of $30,781 monthly until November 2014. The remaining balance of approximately $5,025,000 becomes due on December 2014.

        On August 1, 2003, the Partnership refinanced four mortgage loans with a total outstanding balance of approximately $11,526,000, earning interest at rates ranging from 8.38% to 8.75%, and all due to mature in 2005. The Partnership borrowed a total of $26,750,000, with interest rates ranging from 4.84% to 5.30%. The new loans are represented by 10-year notes with interest-only payments during their entire terms. The total monthly payment on the old loans was approximately $101,000, including principal of approximately $20,000. The total monthly payment on the new loans is approximately $109,000, resulting in an increase in annual payments of approximately $96,000. Annual interest expense will increase approximately $340,000 due to the increased debt. The Partnership's cash reserves increased approximately $15,000,000 as a result of these financings. See Note 5 to the Consolidated Financial Statements for a schedule of mortgage debt maturities.

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

        In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per Unit ($0.66 per Depositary Receipt) and pay an additional one-time distribution of $3.00 per Unit ($0.30 per Receipt) for a total distribution of $9.60 per Unit ($0.96 per Receipt), payable on March 31, 2003. The Partnership paid a quarterly distribution of $6.60 per Unit ($0.66 per Receipt) on June 30, September 30, and December 31, 2003.

        In 2004, the Partnership paid a quarterly distribution of $6.60 per Unit ($.66 per Receipt) on March 31, 2004 and June 30, 2004. On September 30, 2004 and December 31, 2004, the Partnership paid a quarterly distribution of $7.00 per Unit ($0.70 per Receipt) for a total distribution of $27.20 per Unit ($2.72 per Receipt) for 2004.

        In February 2005, the Partnership approved a distribution of $7.00 per Unit ($.70 per Receipt) payable March 31, 2005.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

        Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). Forward-looking statements in this report, or which management may make orally or in written form from time to time, reflect management's good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward-looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2005 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward- looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

        Along with risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, some factors that could cause the Partnership's actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include but are not limited to the following:

  •
  The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership's control.

  •
  The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants' financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants. The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership's tenants, such as the interest rates on single-family home mortgages and the availability and purchase price of single-family homes in the Greater Boston metropolitan area.

  •
  The Partnership is subject to significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.

  •
  The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.

  •
  Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured losses.

  •
  Actual or Threatened Terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

  •
  Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.

  •
  The Partnership properties face competition from similar properties in the same market. This competition may affect the Partnership's ability to attract and retain tenants and may reduce the rents that can be charged.

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

  •
  Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after-tax value of future distributions.

  •
  The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly-performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

  •
  Risk associated with the use of debt to fund acquisitions and developments.

  •
  Competition for acquisitions may result in increased prices for properties.

  •
  The sale of condominium units may not generate enough net proceeds to pay the minimum curtailment payments required at Hamilton Place and Hamilton Minuteman. The Partnership may be required to fund any deficiencies.

  •
  Any weakness identified in the Partnership's internal controls as part of the evaluation being undertaken by the Company and its independent public accountant pursuant to Section 404 of the Sarbanes- Oxley Act of 2002 could have an adverse effect on the Company's business.

  •
  Ongoing compliance with Sarbanes- Oxley Act of 2002 may require additional personnel or systems changes.

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

        Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing or selling existing properties if the Partnership's cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2004, the Partnership and its Subsidiary Partnerships collectively have approximately $115,616,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The General Partner of the Partnership has, within 90 days of the filing date of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(C) and 15d-14(C) under the Securities and Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are adequate. There has been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken. The Partnership will continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness and to ensure our systems evolve with our business.

ITEM 9B. OTHER INFORMATION

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

        From October 1992 until 1996, the General Partner engaged the Hamilton Partnership as the management company to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, a Massachusetts corporation, was the 99% General Partner of Hamilton Partnership. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company continues to manage the Properties. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to the Hamilton Company during 2004.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director	69	Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).
Harold Brown, Treasurer and Director (since 1984)	80
		Sole proprietor, Hamilton Realty (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).
Guilliaem Aertsen, IV, Director	57
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
Conrad DiGregorio, Director	79	Member of Advisory Committee of the Partnership (since 1984) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Thomas Raffoul, Director	79	Member of Advisory Committee of the Partnership (since 1997) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Edward Sarkisian, Director	77	Member of Advisory Committee of the Partnership (since 1993) (see "Item 1. Business—Advisory Committee"); retired from past employment.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors, executive officers, and persons who own more than 10% of a registered class of the Partnership's equity securities to file with the Securities and Exchange Commission reports of ownership changes and changes in ownership of the Partnership. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

        Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required, the Partnership believes that during the 2004 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except that Messrs. DiGregorio, Raffoul and Sarkisian inadvertently did not timely file Form 3s with the SEC in connection with their ownership of Receipts upon becoming Directors of NewReal, Inc., the Partnership's General Partner. Also, as of December 2003, Mr. Raffoul only owned 846 Class A Units (the 2003 10K incorrectly listed his ownership as 907 Class A Units), and Mr. Raffoul sold an additional 150 Class A Units on October 11, 2004. Finally, Mr. Sarkisian sold all of his Class A Units on May 24, 2004.

CODE OF ETHICS

        The Partnership, its General Partner and Hamilton, the Partnership's management company, have adopted a Code of Business Conduct and Ethics, which constitutes a "Code of Ethics" as defined by the SEC and applies to executive officers as well as to all other employees. A copy of the Code of Business Conduct and Ethics is available in the "Investor Relations" section of the management company's website at www.thehamiltoncompany.com/Investor Relations.htm. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments and waivers of the Code of Business Conduct and Ethics in the same place on the aforementioned website.

ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to the Partnership Agreement, the General Partner, or any management entity employed by the General Partner, is entitled to a management fee equal to 4% of the rental and other operating income from the Properties and a mortgage servicing fee equal to 0.5% of the unpaid principal balance of any debt instruments received, held and serviced by the Partnership (the "Management Fee"). The Partnership Agreement also authorizes the General Partner to charge to the Partnership its cost for employing professionals to assist with the administration of the Partnership Properties (the "Administrative Fees"). The Administrative Fees is not charged against the Management Fee. In addition, upon the sale or disposition of any Partnership Properties, the General Partner, or any management entity which is the effective cause of such sale, is entitled to a commission equal to 3% of the gross sale price (the "Commission"), provided that should any other broker be entitled to a commission in connection with the sale, the commission shall be the difference between 3% of the gross sale price and the amount to be paid to such broker.

        In accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to the management company, The Hamilton Company ("Hamilton"). See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee charged by Hamilton during 2004 was approximately $1,268,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of Hamilton to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2004.

        In 2004, the Partnership and its Subsidiary Partnerships paid Administrative Fees to Hamilton of approximately $512,000 inclusive of construction supervision and architectural fees of $125,000, repairs and maintenance service fees of $227,000, legal fees of $160,000, and rental commissions of $19,000. The Partnership also paid Hamilton $80,000 for accounting services and approximately $3,781,000 for construction costs capitalized in rental properties. Additionally, the Administrative Fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $88,000 from the Investment Properties of which approximately $65,000 was the management fee, $15,000 was for construction supervision and architectural fees, and $5,000 was for maintenance services.

        There were no sales of Partnership properties in 2004.

        Prior to the second quarter of 2002, members of the Partnership's Advisory Committee and Ronald Brown and Harold Brown each received $400 for each committee meeting attended; thereafter, they received $500 for each such meeting. The Advisory Committee held six meetings during 2004, and each of the persons indicated above received $3,000 in total for attendance at and participation in such meetings. Additionally, each member of the Audit Committee received $500 per meeting for a total of $2,000 in 2004. The chairman of the Audit Committee received an additional $500 for attending a Sarbanes-Oxley related meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of March 16, 2005, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than EquiServe LP ("EquiServe"), which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 16, 2005, pursuant to the Deposit Agreement, EquiServe was serving as the record holder of the Class A Units with respect to which 1,183,886 Depositary Receipts had been issued to 1,025 holders. As of March 16, 2005, there were issued and outstanding 19,989 Class A Units (not including the Depositary Receipts) held by 965 limited partners, 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below. During 2004, 1,087 Class A Units were exchanged for 10,870 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of 2005 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134		(1)		(1)	24,761	(2)	75%	(2)		(3)	100%	(3)
NERA 1994 Irrevocable Trust c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116		(1)		(1)	0		0		0		0
Ronald Brown c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134	755	(4)	0.5%	(4)	8,254		25%			(3)	100%	(3)

Guilliaem Aertsen 175 West Brookline Street Boston, MA 02118	0		0		0		0		0		0
Conrad DiGregorio 34 Gladstone Street East Boston, MA 02128	40		0.03		0		0		0		0
Thomas Raffoul 2219 Centre Street West Roxbury, MA 02132	696	(7)	0.5		0		0		0		0
Edward Sarkisian 256 South Avenue Weston, MA 02493	0	(7)	0		0		0		0		0
NewReal, Inc. 39 Brighton Avenue Allston, MA 02134	0		0		0		0		1,738		100%
All directors and officers as a group	21,217	(5)	14.1%	(5)	33,015	(6)	100%	(6)		(3)	100%	(3)
5% Owners that are not Directors and Officers
Mercury Real Estate Advisors LLC ("Mercury Advisors") 100 Field Point Road Greenwich, CT 06830	13,910	(8)	10.05%	(8)	0		0		0		0
Mercury Special Situations Fund, LP ("Mercury Special Situations") 100 Field Point Road Greenwich, CT 06830	8,620	(8)	6.23%	(8)	0		0		0		0

(1)
As of March 11, 2005, 31,061Depositary Receipts are held of record by Harold Brown and 184,746 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 21,581Class A Units (approximately 15.6% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 18,475 Class A Units (approximately 8.9% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 184,746 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the

  Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

(6)
Includes the Class B Units described in Note (2) above.

(7)
See Item 10, "Compliance with Section 16(A) of the Securities Exchange Act of 1934."

(8)
Mr. Malcolm F. MacLean IV ("Mr. MacLean") and Mr. David R. Jarvis ("Mr. Jarvis") are the Managing Members of Mercury Advisors which act as investment advisors to Mercury Special Situations. As such, Messrs. MacLean and Jarvis are deemed to have complete discretion with respect to the depositary receipts of the issuer held by each entity. The information with respect to Mercury Advisors and Mercury Special Situations is based on the Schedule 13G/A dated February 14, 2005, filed by such entities, Mr. MacLean and Mr. Jarvis with the Securities and Exchange Commission.

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less. On November 4, 2004, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2005 for up to 50,000 Depositary Receipts at prices up to $100 each.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In August and September 2004, the Partnership invested approximately $13,000,000 in two limited liability companies formed to acquire Investment Properties. The Partnership has a 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority owner of the General Partner and the President of the management company own 47.5% and 2.5%, respectively, in each of the limited liability companies. The first limited liability company, Hamilton Place LLC, purchased a six building 280-unit apartment complex in Watertown, Massachusetts for approximately $56,000,000. Each investor invested approximately

$8,000,000, and a 3-year mortgage of approximately $43,000,000 was obtained to finance the acquisition and improvements to the property. See note 19 for the subsequent refinancing and partial reduction of the mortgage.

        The second limited liability company, Hamilton Minuteman LLC, purchased a 42-unit apartment complex in Lexington, Massachusetts for $10,100,000. The Partnership invested approximately $5,075,000 to fund its share of the purchase price. In October 2004, Hamilton Minuteman obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership.

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

        On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286 including closing costs. The Partnership obtained a $1,600,000 mortgage on these condominiums. See Note 3 and 5 to the consolidated financial statements for a discussion of certain related parties associated with this acquisition and its financing. The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units for a three-year period from acquisition.

        In December 2004, the Partnership decided to sell Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price is $6,500,000, which will result in a capital gain for the Partnership of approximately $6,000,000 and increase the Partnership's cash reserves by approximately $4,600,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer intends to sell the property as condominium units as soon as practical. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14. INFORMATION ABOUT OUR INDEPENDENT AUDITORS

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2004 and has reported on the 2004 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Audit Fees
Recurring annual audits and quarterly reviews	$119,000	$100,000
Rule 3-14 audits (property acquisition)	—	10,000

Subtotal	119,000	110,000

Other Audit Related Fees	0	0

Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	$56,700	$45,000
Tax Planning and research	—	2,500

Subtotal	56,700	47,500

Other Fees	0	0

Total Fees	$175,700	$157,500

        Audit services include fees for accounting and Sarbanes-Oxley consultation in 2004.

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2004 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at December 31, 2004 and 2003

      Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

  (a)
  2. Financial Statement Schedules:

    All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

  (a)
  3. Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
INCOME STATEMENT INFORMATION
Revenues	$30,865,032	$30,694,040	$28,830,328	$26,981,817	$25,000,422
Expenses	28,759,625	26,534,526	22,432,585	21,188,717	20,745,586
Income before other income and discontinued operations	2,105,407	4,159,514	6,397,743	5,793,100	4,254,836
Other Income (Loss)	(535,758)	(1,437,009)	213,898	646,741	1,399,063
Income before discontinued operations	1,569,649	2,722,505	6,611,641	6,439,841	5,653,899
Discontinued operations	42,767	46,623	1,213,496	207,115	146,948
Net Income	1,612,417	2,769,128	7,825,137	6,646,956	5,800,847
Income before discontinued operations per Unit	9.06	15.71	38.16	37.17	32.63
Discontinued operations per Unit	0.25	0.27	7.01	1.20	0.85
Net Income per Unit	9.31	15.98	45.17	38.37	33.48
Distributions to Partners per Unit	27.16	29.40	25.60	17.70	14.70
Net Income per Depositary Receipt	0.93	1.60	4.52	3.84	3.35
Distributions to Partners per Depositary Receipt	2.72	2.94	2.56	1.77	1.47
BALANCE SHEET INFORMATION
Real Estate, gross	$143,697,616	$137,236,551	$108,264,354	$100,418,389	$97,864,134
Real Estate, net	106,291,364	104,192,876	79,172,450	73,941,098	75,307,036
Total Assets	130,977,293	134,464,296	103,685,218	96,428,956	93,302,937
Net Real Estate Investments	106,291,364	104,192,876	79,172,450	73,941,098	75,307,036
Total Debt Outstanding	115,611,800	115,911,209	82,871,406	79,613,051	80,368,031
Partners' Capital	10,469,556	13,561,977	15,878,226	12,481,172	8,895,820

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2004	2003	2002	2001	2000
Residential
Units	2,420	2,400	2,211	2,143	2,143
Vacancies	62	37	53	23	13
Vacancy rate	2.6%	1.5%	2.4%	1.1%	0.6%
Commercial
Total square feet	85,275	85,275	85,275	137,775	137,775
Vacancy (in square feet)	0	0	0	0	3,850
Vacancy rate	0%	0%	0.0%	0.0%	3.0%

        See Item 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
New England Realty Associates Limited Partnership

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership and Subsidiary Partnerships as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and Subsidiary Partnerships at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
Certified Public Accountants

Boston, Massachusetts
February 25, 2005

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Rental Properties	$105,884,559	$104,192,876
Rental Properties Held for Sale	406,805	—
Cash and Cash Equivalents	9,862,810	24,362,328
Rents Receivable	586,983	550,772
Real Estate Tax Escrows	736,608	667,949
Prepaid Expenses and Other Assets	2,625,798	2,649,617
Investment in Partnerships	10,233,188	1,315,383
Financing and Leasing Fees	640,542	725,371

Total Assets	$130,977,293	$134,464,296

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$115,615,800	$115,911,209
Accounts Payable and Accrued Expenses	1,505,390	1,620,023
Advance Rental Payments and Security Deposits	3,386,547	3,371,087

Total Liabilities	120,507,737	120,902,319

Commitments and Contingent Liabilities (Note 9)
Partners' Capital
173,252 Units outstanding in 2004 and 2003	10,469,556	13,561,977

Total Liabilities and Partners' Capital	$130,977,293	$134,464,296

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
Revenues
Rental income	$30,510,406	$30,380,871	$28,557,066
Laundry and sundry income	354,626	313,169	273,262

	30,865,032	30,694,040	28,830,328

Expenses
Administrative	1,367,106	1,456,912	1,382,501
Depreciation and amortization	6,118,422	5,222,636	4,303,522
Interest	7,707,569	7,382,426	6,454,646
Management fees	1,252,871	1,238,248	1,184,886
Operating	3,417,334	3,024,717	2,445,314
Renting	613,322	582,069	349,513
Repairs and maintenance	4,896,586	4,312,516	3,419,167
Taxes and insurance	3,386,415	3,315,002	2,893,036

	28,759,625	26,534,526	22,432,585

Income Before Other Income and Discontinued Operations	2,105,407	4,159,514	6,397,743

Other Income (Loss)
Interest income	216,149	202,116	275,685
Income (Loss) from investment in joint venture	(335,445)	(119,887)	(61,787)
(Loss) on the write-off of property assets	—	(76,710)	—
(Loss) on early extinguishment of debt	(411,463)	(1,435,028)	—
Other expenses	(4,998)	(7,500)	—

	(535,757)	(1,437,009)	213,898

Income From Continuing Operations	1,569,650	2,722,505	6,611,641

Discontinued Operations
Income from discontinued operations	42,767	46,623	204,194
Gain on sale of real estate from discontinued operations	—	—	1,009,302

	42,767	46,623	1,213,496

Net Income	$1,612,417	$2,769,128	$7,825,137

Income per Unit
Income before discontinued operations	$9.06	$15.71	$38.16
Income from discontinued operations	0.25	0.27	7.01

Net Income per Unit	$9.31	$15.98	$45.17

Weighted Average Number of Units Outstanding	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Units						Partner's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2002	144,180	34,243	1,802	180,225	6,973	173,252	$9,982,006	$2,374,180	$124,986	$12,481,172
Distribution to Partners	—	—	—	—	—	—	(3,542,466)	(841,336)	(44,281)	(4,428,083)
Net Income	—	—	—	—	—	—	6,260,110	1,486,776	78,251	7,825,137

Balance, December 31, 2002	144,180	34,243	1,802	180,225	6,973	173,252	$12,699,650	$3,019,620	$158,956	$15,878,226
Distribution to Partners	—	—	—	—	—	—	(4,068,302)	(966,222)	(50,853)	(5,085,377)
Net Income	—	—	—	—	—	—	2,215,302	526,134	27,692	2,769,128

Balance, December 31, 2003	144,180	34,243	1,802	180,225	6,973	173,252	$10,846,650	$2,579,532	$135,795	$13,561,977
Distribution to Partners	—	—	—	—	—	—	(3,763,870)	(893,919)	(47,049)	(4,704,838)
Net Income	—	—	—	—	—	—	1,289,934	306,359	16,124	1,612,417

Balance, December 31, 2004	144,180	34,243	1,802	180,225	6,973	173,252	$8,372,714	$1,991,972	$104,870	$10,469,556

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$1,612,417	$2,769,128	$7,825,137

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,156,952	5,256,999	4,437,043
(Income) Loss from investments in partnership and joint venture	335,445	119,887	61,787
(Income) Loss on write-off of deferred financing costs	—	78,978	(1,206,599)
Loss on abandonment of fixed assets	—	76,710	—
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	(36,211)	(74,866)	37,275
(Increase) Decrease in financing and leasing fees	(20,000)	(220,197)	21,710
(Increase) Decrease in accounts payable and accrued expense	(114,633)	(56,605)	513,022
(Increase) Decrease in real estate tax escrow	(68,659)	(276,696)	(58,971)
(Increase) Decrease in prepaid expenses and other assets	(22,163)	(111,640)	(388,851)
Increase in advance rental payments and security deposits	15,460	112,129	87,831

Total Adjustments	6,246,191	4,904,699	3,504,247

Net cash provided by operating activities	7,858,608	7,673,827	11,329,384

Cash Flows Used in Investing Activities
(Investment in) Distribution from Partnership and joint venture	(9,253,250)	(5,000)	452,003
Purchase and improvement of rental properties	(8,104,629)	(13,235,371)	(5,890,128)
Net proceeds from the sale of rental property	—	—	1,663,489

Net cash (used in) investing activities	(17,357,879)	(13,240,371)	(3,774,636)

Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	413,218	16,824,376	—
Principal payments of mortgage notes payable	(708,627)	(784,573)	(843,162)
Distributions to partners	(4,704,838)	(5,085,377)	(4,428,083)

Net cash provided by (used in) financing activities	(5,000,247)	10,954,426	(5,271,245)

Net (Increase) Decrease in Cash and Cash Equivalents	(14,499,518)	5,387,882	2,283,503
Cash and Cash Equivalents, at beginning of year	24,362,328	18,974,446	16,690,943

Cash and Cash Equivalents, at end of year	$9,862,810	$24,362,328	$18,974,446

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for three limited liability companies (the "Investment Properties") in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned limited liability companies using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2004, 2003 or 2002 other than net income as reported.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2004 or 2003. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At December 31, 2004, substantially all of the Partnership's cash and cash equivalents were held in interest- bearing accounts at financial institutions, earning interest at rates from .59% to 1.97%. At December 31, 2004 and December 31, 2003, respectively, approximately $9,000,000 and $24,000,000 of cash and cash equivalents exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $204,152, $199,543 and $86,821 in 2004, 2003 and 2002, respectively.

        Discontinued Operations and Rental Property Held for Sale:    When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified as held for sale is less than the net book of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

        If circumstances arise that previously were considered unlikely and, as a result, the Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized that the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

        Interest Capitalized:    The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the year ended December 31, 2004, the Company capitalized interest of approximately $125,000.

        Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2004, the Partnership and its Subsidiary Partnerships owned 2,396 residential apartment units in 23 residential and mixed-use complexes (collectively, the "Apartment Complexes"), inclusive of 19 units held for sale. The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2004, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        Additionally, as of December 31, 2004, the Partnership owned a 50% ownership interest in three residential complexes (the "Investment Properties") with a total of 362 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

        At September 30, 2004, the Partnership completed the construction of 20 residential units at the Westgate Apartments in Woburn, Massachusetts. The total cost of these 20 units was approximately $5,100,000 and is included in buildings and improvements, above. In January 2005, the Partnership obtained a $2,000,000 mortgage on this property.

        On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286, including closing costs. The Partnership obtained a $1,600,000 mortgage on these condominiums. See Notes 3 and 5 for a discussion of certain related parties associated with this acquisition. The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units for a three-year period from acquisition.

        On April 25, 2003, the Partnership acquired a 184-unit residential property located at 9 School Street in Framingham, Massachusetts for a total purchase price of approximately $23,368,000. The Partnership obtained a mortgage of $17,000,000 with an interest rate of 5.47%. The balance of the purchase was funded from cash reserves. The mortgage has a 10-year term and is amortized over 30 years, with interest-only payments for the first three years. There is a significant prepayment penalty if the mortgage is paid prior to maturity.

        As further described in Note 19, the Partnership decided in 2004 to sell the 19-unit Middlesex Apartments. This property is recorded as held for sale on the balance sheet and is excluded from the following table.

        Rental properties consist of the following:

	Year Ended December 31,
	2004	2003	Useful Life
Land, improvements and parking lots	$23,168,229	$22,992,176	10-31 years
Buildings and improvements	105,631,294	101,538,576	15-31 years
Kitchen cabinets	3,371,139	2,403,447	5-10 years
Carpets	2,895,045	2,292,225	5-10 years
Air conditioning	737,030	691,408	7-10 years
Laundry equipment	185,254	79,580	5-7 years
Elevators	560,838	328,097	20 years
Swimming pools	142,429	98,105	10 years
Equipment	1,504,555	1,348,725	5-7 years
Motor vehicles	126,483	126,236	5 years
Fences	244,869	127,276	5-10 years
Furniture and fixtures	4,236,547	3,566,543	5-7 years
Smoke alarms	116,496	88,157	5-7 years
Construction in progress	17,692	1,555,960	—

	142,937,900	137,236,511
Less accumulated depreciation	37,053,341	33,043,635

	$105,884,559	$104,192,876

        Real estate and accumulated depreciation as of December 31, 2004 is:

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings & Improvements			Buildings & Improvements		Accumulated Depreciation(3)	Date Acquired
		Land		Improvements	Land		Totals
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$2,550,000	$62,700	$837,318	$757,152	$62,700	$1,594,470	$1,657,170	$1,098,520	Sept. 1977
Boylston Downtown L.P. Residential/Commercial Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$6,522,848	$2,112,000	$15,115,959	$17,227,959	$4,720,868	July 1995
Brookside Associates, LLC Residential Apartments Woburn, Massachusetts	$2,000,000	$684,000	$3,116,000	$287,295	$684,000	$3,403,295	$4,087,295	$663,655	Oct. 2000
Coach L.P. Residential Apartments Acton, Massachusetts	$1,500,000	$140,600	$445,791	$447,457	$140,600	$893,248	$1,033,848	$609,182	Sept. 1977
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$2,200,000	$177,610	$1,478,359	$872,194	$177,610	$2,350,553	$2,528,163	$1,721,995	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$1,800,000	$342,000	$1,367,669	$465,174	$342,000	$1,832,843	$2,174,843	$640,089	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$7,500,000	$1,410,000	$5,664,816	$1,267,104	$1,410,000	$6,931,920	$8,341,920	$2,454,145	July 1995

Condominium Units Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$47,436	$23,346	$238,243	$261,589	$213,420	Sept. 1977
Condominium Units 45 Harvard Residential Units Brookline, Massachusetts	$1,600,000	$484,156	$1,936,623	$3,270	$484,156	$1,939,893	$2,424,049	$114,772	Jun. 2003
Courtyard at Westgate Residential Units Burlington, Massachusetts	$—	$44,965	$4,478,687	$594,481	$44,965	$5,073,168	$5,118,133	$65,416	Sept. 2004
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$1,900,000	$91,400	$740,360	$657,962	$91,400	$1,398,322	$1,489,722	$987,648	Sept. 1977
Hamilton Oaks Assoc. LLC Residential/Commercial Brockton, Massachusetts	$11,092,525	$2,175,000	$12,325,000	$904,292	$2,175,000	$13,229,292	$15,404,292	$3,662,699	Dec. 1999
Highland St. Apartments L.P. Residential Apartments Lowell, Massachusetts	$800,000	$156,000	$634,085	$339,363	$156,000	$973,448	$1,129,448	$355,606	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,700,000	$385,000	$1,540,000	$1,063,730	$385,000	$2,603,730	$2,988,730	$1,054,379	Jan. 1995
Middlesex Apartments L.P.(4) Residential Apartments Newton, Massachusetts	$1,300,000	$37,700	$161,012	$523,219	$37,700	$684,231	$721,931	$315,126	Sept. 1977
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$709,728	$79,650	$994,276	$1,073,926	$625,369	Sept. 1977
NERA Dean St. Assoc. LLC Residential Apartments Norwood, Massachusetts	$5,650,000	$1,512,000	$5,701,480	$112,436	$1,512,000	$5,813,916	$7,325,916	$633,995	Jun. 2002
North Beacon 140 L.P. Residential/Commercial Boston, Massachusetts	$4,500,000	$936,000	$3,762,013	$1,367,440	$936,000	$5,129,453	$6,065,453	$1,826,977	July 1995
Oak Ridge Apartments L.P. Residential Apartments Foxboro, Massachusetts	$2,700,000	$135,300	$406,544	$1,207,399	$135,300	$1,613,943	$1,749,243	$1,030,952	Sept. 1977
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$1,850,000	$46,181	$878,323	$718,031	$46,181	$1,596,354	$1,642,535	$1,137,330	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$1,850,000	$72,525	$587,777	$1,189,188	$72,525	$1,776,965	$1,849,490	$1,238,259	Sept. 1977
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$4,750,000	$1,200,000	$4,810,604	$1,644,623	$1,200,000	$6,455,227	$7,655,227	$2,404,427	July 1995
School St. Assoc LLC Residential Apartments Framingham, Massachusetts	$17,000,000	$4,686,728	$18,746,911	$562,806	$4,686,728	$19,309,717	$23,996,445	$2,004,497	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$4,250,242	$3,280,000	$4,920,000	$17,919	$3,280,000	$4,937,919	$8,217,919	$922,373	May 1999

WCB Associates LLC Residential Apartments Brockton, Massachusetts	$4,865,829	$1,335,000	$7,565,501	$747,180	$1,335,000	$8,312,681	$9,647,681	$2,317,687	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$10,757,204	$416,335	$2,424,636	$5,043,718	$416,335	$7,468,354	$7,884,689	$4,586,866	Sept. 1977

	$115,615,800	$22,026,196	$93,597,975	$28,073,445	$22,026,196	$121,671,420	$143,697,616	$37,406,252

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements.

(3)
In 2004, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10-31 years
Other Categories of Assets	5-15 years

(4)
At December 31, 2004, Middlesex Apartments LP is held for sale and presented separately on the balance sheet.

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2004	2003	2002
Rental Properties
Balance, Beginning	$137,236,511	108,264,354	$100,418,389
Additions:
Buildings, improvements and other assets	8,104,629	30,235,371	11,260,155

	145,341,140	138,499,725	111,678,544
Deduct:
Write-off of retired or disposed assets	1,643,524	1,263,214	3,414,190
Rental properties held for sale	759,716	—	—

Balance, Ending	$142,937,900	137,236,511	$108,264,354

Accumulated Depreciation
Balance, Beginning	$33,043,635	29,091,904	$26,477,291
Add:
Depreciation for the year	6,006,141	5,138,235	4,303,404

	39,049,776	34,230,139	30,780,695
Deduct:
Accumulated depreciation of retired or disposed assets	1,643,524	1,186,504	1,688,791
Accumulated depreciation of rental properties held for sale	352,911	—	—

Balance, Ending	$37,053,341	$33,043,635	$29,091,904

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $1,267,766, $1,254,872 and $1,224,056 in 2004, 2003 and 2002, respectively.

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2004, 2003 and 2002, approximately $4,187,000, $1,468,000 and $719,000, respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2004 expenses referred to above, approximately $227,000 consisted of repairs and maintenance and $160,000 of administrative expense and approximately $19,000 for rental commissions. Approximately $3,781,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties. Approximately $3,500,000 was related to construction of the Courtyard at Westgate in Woburn, Massachusetts.

        Of the 2003 expenses referred to above, approximately $268,000 consisted of repairs and maintenance and $206,000 of administrative expense. Approximately $994,000 related to construction, architectural services and supervision of capital projects was capitalized in rental properties.

        Of the 2002 expenses referred to above, approximately $231,000 is recorded in repairs and maintenance, approximately $204,000 in administrative expense. Approximately $284,000 of expenses related to construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in 2004, 2003 and 2002, the Partnership paid to the management company $80,000, $80,000 and $80,000, respectively, for in-house accounting services. Included in accounts payable and accrued expenses at December 31, 2004 and 2003 is $147,195 and $455,299, respectively, due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No commissions were paid during the years ended December 31, 2004 and December 31, 2003.

        Additionally in 2004, the Hamilton Company received approximately $88,000 from the Investment Properties of which approximately $65,000 was the management fee, $15,000 was for construction supervision and architectural fees, and $5,000 was for maintenance services.

        On January 1, 2004, NERA'S employees were transferred to the management company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the NERA properties. Total reimbursement was approximately $1,788,000 for the year ended December 31, 2004.

        In 1996, prior to becoming an employee and President of the management company, the current President of the management company performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $50,000 per year in 2004, 2003 and 2002, respectively.

        The Partnership has invested in three limited liability companies to purchase three residential apartment complexes (the "Investment Properties"). The Partnership owns 50% of each entity, the majority shareholder of the General Partner owns 47.5% and the President of Hamilton owns 2.5%, respectively. See Note 14 for a description of the properties and their operations. Additionally, in

March 2005, the Partnership invested in two limited liability companies. The Partnership owns 50% of each entity, the majority shareholder of the General Partner owns 47.5%, and the President of Hamilton owns 2.5%, respectively. See Note 19 for a description of these acquisitions.

        On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC ("Harvard 45") which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership's Advisory Committee and the Audit Committee of the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. See Note 5 for a description of the guarantee given on a $1,600,000 mortgage for these five units.

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

        In December 2004, the Partnership decided to sell in 2005 the Middlesex Apartments to the majority shareholder of the General Partners. There will not be a sales commission paid on this transaction. See Note 19 for additional information on the transaction.

NOTE 4. OTHER ASSETS

        Included in prepaid expenses and other assets at December 31, 2004 and 2003 is approximately $536,000 and $653,000, respectively, held in escrow to fund future capital improvements.

        Financing and leasing fees of $640,542 and $725,371 are net of accumulated amortization of $371,604 and $286,104 at December 31, 2004 and December 31, 2003, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2004 and 2003, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2004, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At December 31, 2004, the weighted average interest rate on the above mortgages was 5.93%. The effective rate of 6.93% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2004 are as follows:

2005—current maturities	$715,000
2006	2,509,000
2007	1,055,000
2008	5,634,000
2009	11,444,000
Thereafter	94,259,000

$115,616,000

        On December 1, 2004, the Partnership refinanced 38-48 Dean Street in Norwood, Massachusetts which had an outstanding mortgage balances totaling approximately $5,237,000 with an interest rate of 7.08% maturing in 2008. The new mortgage is $5,650,000 with an interest rate of 5.13%. The new loan requires interest-only payments until 2007 and, thereafter, interest and principal payments of $30,781 monthly until November 2014. The remaining balance of approximately $5,025,000 becomes due in December 2014. Related to this refinancing, the Partnership recorded a loss on the early extinguishment of debt of approximately $411,000 due to prepayment penalties of $387,000 and the write-off of deferred financing fees of approximately $24,000.

        On August 1, 2003, the Partnership refinanced four mortgage loans with outstanding balances totaling approximately $11,526,000, with interest rates from 8.38% to 8.75% and maturing in 2005, with final payments due in 2005 of approximately $11,000,000. The total of the four new mortgage loans is $26,750,000, with interest rates from 4.84% to 5.30%. These new loans require interest-only payments for 10 years, whereupon the entire $26,750,000 becomes due. The total monthly payments on the old loans were approximately $101,000, including principal of approximately $20,000. The total monthly interest payments on the new mortgages are approximately $109,000, resulting in an increased payment for these four properties of $8,000 per month ($96,000 per year). Annual interest expenses will increase approximately $340,000 due to the increased debt. The new mortgages also contain substantial prepayment penalties if paid before maturity. The Partnership's cash reserves have been increased approximately $13,000,000 as a result of these refinancings.

        Related to the refinancing of the aforementioned four mortgages, the Partnership in 2003 recorded a loss on the early extinguishment of debt of approximately $1,435,000 because of prepayment penalties of approximately $1,355,000, and the write-off of deferred financing fees of approximately $80,000. Deferred financing fees on the new mortgages, of approximately $132,000, will be amortized over their 10-year term.

        In August 2003, the Partnership obtained a $1,600,000 mortgage loan for three years, with interest only payments at 5.25% and no prepayment penalties, secured by the five condominium units acquired by the Partnership in June 2003. Total origination and closing costs approximate $18,000 which will be amortized over three years. The majority owner of the General Partner has guaranteed to the bank 50% of the outstanding indebtedness at any time during the life of the mortgage.

        See Note 19 for a description of the $2,000,000 mortgage obtained on the Courtyard at Westgate in January 2005.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements require the majority of tenants to maintain a one-month advance rental payment plus a security deposit. Amounts received for prepaid rents of approximately $2,022,000 are included in cash and cash equivalents; security deposits of approximately $1,132,000 are included with other assets.

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

        In February 2005, the Partnership approved a quarterly distribution of $7.00 per Unit ($.70 per Receipt) payable on March 31, 2005.

        In 2004, the Partnership paid quarterly distributions of $6.60 per Unit ($.66 per Receipt) on March 31 and June 30, 2004. On September 30 and December 31, 2004, the Partnership paid quarterly distributions of $7.00 per Unit ($0.70 per Receipt) for a total distribution of $27.20 for 2004.

        In February 2003, the Partnership voted to increase the quarterly distribution to $6.60 per Unit ($.66 per Receipt) and pay an additional one-time distribution of $3.00 per Unit ($.30 per Receipt) for a total distribution of $9.60 per Unit ($.96 per Receipt), payable on March 31, 2003. Additionally, the Partnership paid quarterly distributions of $6.60 per Unit ($.66 per Receipt) on June 30, September 30 and December 31, for a total distribution of $29.40 per Unit ($2.94 per Receipt) for 2003.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2004	2003	2002
Income per Depositary Receipt before Discontinued Operations	$.91	$1.57	$3.82
Income from Discontinued Operations	.03	.03	.70

Net Income per Depositary Receipt after Discontinued Operations	$.93	$1.60	$4.52

Distributions per Depositary Receipt	$2.72	$2.94	$2.56

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2004 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64

6,973

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2004, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases
2005	$1,625,000
2006	1,257,000
2007	1,458,000
2008	1,402,000
2009	1,183,000
Thereafter	3,591,000

$10,516,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $364,000, $382,000 and $325,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Rents receivable are net of allowances for doubtful accounts of $276,046, $221,942 and $211,202 at December 31, 2004, 2003 and 2002, respectively. Included in rents receivable is approximately $410,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2004, 2003 and 2002, cash paid for interest was $7,789,450, $7,413,070 and $6,580,294, respectively. The 2004 amount is net of capitalization of construction-period interest of approximately $125,000 for the construction of Courtyard at Westgate in Woburn, Massachusetts.

        Non-cash investing and financing activities were as follows:

	Year Ended December 31, 2004
	Investing Activities	Financing Activities	Total
New Mortgage Debt	$—	$5,650,000	$5,650,000

Non-cash investing and financing:
Mortgage debt paid from refinancings	—	5,236,782	5,236,782

Total non-cash investing and financing activity	—

Cash received (used) before other transaction expenses	$—	$413,218	$413,218

	Year Ended December 31, 2003
	Investing Activities	Financing Activities	Total
New Mortgage Debt	$—	$45,350,000	$45,350,000

(Purchase) of rental property	(25,415,900)	—	(25,415,900)

	(25,415,900)	45,350,000	19,934,100

Non-cash investing and financing:
Mortgage on Framingham acquisition	17,000,000	(17,000,000)	—
Mortgage debt paid from refinancings	—	(11,525,624)	(11,525,624)

Total non-cash investing and financing activity	17,000,000	(28,525,624)	(11,525,624)

Cash received (used) before other transaction expenses	$(8,415,900)	$16,824,376	$8,408,476

	Year Ended December 31, 2002
	Investing Activities	Financing Activities	Total
Sale (purchase) of rental properties	$(7,200,000)	$3,138,000	$(4,062,000)

Non-cash investing and financing:
Mortgage debt incurred (paid)	5,376,898	(1,268,510)	4,108,388

Total non-cash investing and financing activity	5,376,898	(1,268,510)	4,108,388

Cash received (used) before other transaction expenses	$(1,823,102)	$1,869,490	$46,388

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At December 31, 2004	$115,615,800	$122,123,808
At December 31, 2003	$115,911,209	$121,997,197

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $1,400,000 less than statement income for the year ended December 31, 2004 and approximately $700,000 less than statement income for the year ended December 31, 2003. The cumulative tax basis of the Partnership's real estate at December 31, 2004 is approximately $200,000 less than the statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004; accordingly, taxable income in future years is expected to increase.

NOTE 14. INVESTMENT IN PARTNERSHIPS

        In August and September 2004, the Partnership invested approximately $13,000,000 in two limited liability companies formed to acquire Investment Properties. The Partnership has a 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority owner of the General Partner and the President of the management company own 47.5% and 2.5%, respectively, in each of the limited liability companies. The first limited liability company, Hamilton Place LLC, purchased a six building 280-unit apartment complex in Watertown, Massachusetts for approximately $56,000,000. Each investor invested approximately $8,000,000, and a 3-year mortgage of approximately $43,000,000 was obtained to finance the acquisition and improvements to the property. See note 19 for the subsequent refinancing and partial reduction of the mortgage.

        The second limited liability company, Hamilton Minuteman LLC, purchased a 42-unit apartment complex in Lexington, Massachusetts for $10,100,000. The Partnership invested approximately $5,075,000 to fund its share of the purchase price. In October 2004, Hamilton Minuteman obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership.

        In November 2001, the Partnership formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. The Partnership is a 50% owner in this investment, which is referred to as Franklin Street.

	Franklin Street	Hamilton Place	Hamilton Minuteman	Total
Acquisition date	November 2001	August 2004	September 2004
Property assets—net	$10,328,422	$55,833,886	$9,840,982	$76,003,290
Mortgages payable	7,925,715	40,211,506	7,717,360	55,854,581
Total equity	2,328,842	15,794,850	2,342,684	20,466,376
NERA—50% equity	1,164,421	7,897,425	1,171,342	10,233,188
Summary income statement:
Rental income	$951,092	$1,505,581	$199,257	$2,655,930
Operating expenses	293,162	692,997	91,361	1,077,520
Management fees	39,087	66,177	8,230	113,494
Interest expense	553,921	598,589	66,815	1,219,325
Miscellaneous expense	5,491	—	(49)	5,442
Depreciation and amortization	361,354	384,468	165,216	911,038

Net (loss)	(301,923)	(236,650)	(132,316)	(670,889)

NERA—50% share of (loss)	$(150,962)	$(118,325)	$(66,158)	$(335,445)

Total rental units	40	280	42	362
Vacancies—at December 31, 2004	—	21	3	24

        Commencing in January 2005, Hamilton Place is planning to sell, over time, 136 units in three buildings as condominiums. Hamilton Minuteman may also, from time to time, sell individual units; however, Minuteman is not being marketed at this time. The majority of the proceeds from these sales will be used to reduce their mortgages. Commencing in 2005, these mortgages require minimum principal payments ("curtailment payments") and additional investment by the Partnership will be required if the proceeds from sales cannot provide for these payments. As of March 15, 2005, 16 units have been sold and an additional 12 units are under agreement at Hamilton Place. An entity that is 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5%on each sale.

        As required by the lender for the 2004 acquisitions, the Treasurer of the General Partner has provided a limited repayment guarantee equal to 20% of the outstanding mortgage balance, reducing to 0% upon the completion of the Curtailment Payments. In the event that this party is obligated to make payments to the lender as a result of this guarantee, the Partnership and the other investor have, in turn, agreed to indemnify him for their proportionate share of any such payments.

        On February 10, 2005, Hamilton Place LLC in Watertown, Massachusetts obtained a new 10-year mortgage on the three buildings which the Partnership does not plan to convert to condominiums for $16,825,000, with interest only at 5.18% for three years and amortizing on a 30-year schedule for the remaining seven years, when the balance becomes due. The net proceeds after funding escrow accounts and closing costs on the new mortgage was approximately $16,700,000, which was used to reduce the existing mortgage.

        See Note 19 for additional acquisitions made in 2005.

NOTE 15. NEW ACCOUNTING PRONOUNCEMENTS

FAS 153, Accounting for Non-monetary Transactions

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 153 (FAS 153), "Accounting for Non-monetary Transactions". FAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. FAS 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Partnership believes that the implementation of this standard will not have a material effect on the Partnership's consolidated financial position or results of operations.

FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets

        On January 1, 2002, the Partnership adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires separate presentation of discontinued operations for an operating property sold or considered held for sale for years beginning on January 1, 2002. In accordance with FAS 144, the Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

        The Partnership's adoption of FAS 144 resulted in: (i) the net operating results of properties held for sale at December 31, 2004 and sold during 2002 being presented as income from discontinued operations for all periods presented and (ii) the gain on the sale of operating properties sold, net of sale costs, being presented as income from discontinued operations for the year 2002. Implementation of FAS 144 will impact how information is classified on the income statement but will have no effect on net income (see Note 17).

EIFT 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations

        At its September 2004 meeting, the Emerging Issue Task Force reached the following conclusions:

  •
  A reassessment period is necessary in evaluating whether a disposal meets the criteria for discounted operations reporting; the reassessment period should include the point at which the component initially meets the criteria to be classified as held for sale through one year after the component's disposal date. However, the Task Force concluded that the reassessment will be required only when significant changes in events or circumstances make it likely that the criteria in paragraph 42 of FAS 144 will, or will no longer, be met after the disposal date.

  •
  There is a presumption that the continued sale of a commodity in an active market should be considered a migration of customers.

  •
  For the purpose of determining whether operations and cash flows are eliminated, the determination will be limited to evaluating gross cash inflows (revenues) and outflows (costs) versus evaluating other operating measures, such as gross profit or net income.

  •
  The retention of risks associated with the ongoing operations of the disposed component or the ability to obtain benefits associated with the ongoing operations of the disposed component should be considered in evaluating whether the entity has the ability to influence the operating and/or financial policies of the disposed component.

        The Task Force affirmed the consensus as previously exposed with the following modifications/clarifications:

  •
  The period for assessing whether a component has met the criteria for discontinued operations could extend beyond one year if events or circumstances beyond an entity's control extend the period required to eliminate direct cash flows of the disposed component or eliminate significant continuing involvement in the ongoing operations of the disposed component, provided that the entity (1) takes actions necessary to respond to those situations, and (2) expects to eliminate the direct cash flows and the significant continuing involvement. The extension of the assessment period is only for determining whether a component has met the criteria for discontinued operations, and is not an extension of the assessment period for the held-for-sale classification of the component.

FIN46, Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities", which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Partnership does not believe that the application of FIN46, if required, will have a material impact on its financial position, results of operations, or liquidity.

NOTE 16. CHANGE IN ACCOUNTING PRINCIPLE

        During 2002, the Partnership changed its method of accounting for extinguishment of debt to conform to the new requirement of the Financial Accounting Standards Board Statement No. 145 (FAS 145). The effect of this change is to record the loss on the extinguishment of debt with other income or loss in arriving at net income. Prior to 2002, extinguishment of debt expense was treated as an extraordinary item. In 2004 and 2003, the Partnership realized a loss of approximately $411,463 and $1,437,009, respectively, from the early extinguishment of debt (see Note 5).

NOTE 17. DISCONTINUED OPERATIONS and SALES of REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Total Revenues	$378,305	$398,727	$917,922

Operating and other expenses	297,008	317,741	580,207
Depreciation and amortization	38,530	34,363	133,521

	335,538	352,104	713,728

Income from discontinued operations	$42,767	$46,623	$204,194

	Year Ended December 31,
	2004	2003	2002
Realized gain on sale of rental property	$	$—	$1,009,302

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total
Revenue	$7,724,169	$7,682,324	$7,635,144	$7,823,395	$30,865,032
Expenses	7,195,988	6,901,714	7,335,845	7,326,078	28,759,625

Income Before Other Income and Discontinued Operations	528,181	780,610	299,299	497,317	2,105,407
Other Income (Loss)	38,137	23,534	(108,566)	(488,862)	(535,757)

Income Before Discontinued Operations	566,318	804,144	190,733	8,455	1,569,650
Discontinued Operations	16,301	32,263	19,278	(25,075)	42,767

Net Income (Loss)	$582,619	$836,407	$210,011	$(16,620)	$1,612,417

Net Income per Unit	$3.36	$4.83	$1.21	$(0.10)	$9.30

Net Income per Depositary Receipt	$0.34	$0.48	$0.12	$0.01	$0.95

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total
Revenue	$7,421,357	$7,747,117	$7,783,592	$7,741,974	$30,694,040
Expenses	6,021,137	6,372,069	7,120,644	7,020,676	26,534,526

Income Before Other Income and Discontinued Operations	1,400,220	1,375,048	662,948	721,298	4,159,514
Other Income (Loss)	34,851	18,139	(1,504,096)	14,097	(1,437,009)

Income Before Discontinued Operations	1,435,071	1,393,187	(841,148)	735,395	2,722,505
Discontinued Operations	37,587	21,693	(2,718)	(9,939)	46,623

Net Income (Loss)	$1,472,658	$1,414,880	$(843,866)	$725,456	$2,769,128

Net Income per Unit	$8.50	$8.17	$(4.87)	$4.19	$15.99

Net Income per Depositary Receipt	$0.85	$0.82	$(0.49)	$0.42	$1.60

NOTE 19—SUBSEQUENT EVENTS

Courtyard at Westgate Mortgage

        In January 2005, the Partnership obtained a mortgage on the Courtyard at Westgate for $2,000,000, which was added to cash reserves at an interest rate of 5.25%. The loan requires interest-only payments through December 2014, when the entire balance is due.

Hamilton Place Mortgage

        On February 10, 2005, Hamilton Place LLC in Watertown, Massachusetts obtained a new 10-year mortgage on the three buildings which the Partnership does not plan to convert to condominiums for $16,825,000, with interest only at 5.18% for three years and amortizing on a 30-year schedule for the remaining seven years, when the balance becomes due. The net proceeds after funding escrow accounts and closing costs on the new mortgage was approximately $16,700,000, which was used to reduce the existing mortgage.

Sale of Middlesex Apartments

        In December 2004, the Partnership decided to sell Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price is $6,500,000, which will result in a capital gain for the Partnership of approximately $6,000,000 and increase the Partnership's cash reserves by approximately $4,600,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer intends to sell the property as condominium units as soon as practical. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership.

Purchase of Investment Property—Boston, Massachusetts

        On March 7, 2005, the partnership invested $1,800,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot. The other investors are Harold Brown and the President of the management company, who have a 47.5% and 2.5% ownership interest, respectively. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (4.85% at March 7, 2005) was obtained to finance this acquisition.

        The plan for this investment is to operate the building and initiate development of the parking lot. In the future, the plan may include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates.

        Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been. The partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee.

Purchase of Investment Property—Quincy, Massachusetts

        On March 2, 2005, the Partnership invested $2,300,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building. The other investors are Harold Brown and the President of the management company, who have a 47.5% and 2.5% ownership interest, respectively. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (4.85%% at March 2, 2005) was obtained to finance this acquisition.

        The plan for this property is to sell the majority of units as condominiums and retain 40 to 50 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. It is estimated that it will take longer than one year to sell these units.

        Harold Brown has guaranteed 30% of this mortgage until such time as $5,760,000 of principal has been paid. The partnership and the other investor have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee.

        As of March 18, 2005, 28 units have reservations at or above the estimated targeted selling price. Gains from the sales of units (currently estimated to average $60,000 per condominium) will be taxed at ordinary income rates.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC. Its General Partner
By:	/s/ RONALD BROWN Ronald Brown, President
Dated: March 31, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 31, 2005
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 31, 2005
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	March 31, 2005

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(4)
(21)	Subsidiaries of the Partnership.(4)
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