Form 10-Q
period 2005-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2005-05-16
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant’s telephone number, including area code: (617) 783-0039

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$104,987,084	$105,884,559
Rental Properties Held for Sale	—	406,805
Cash and Cash Equivalents	12,487,887	9,862,810
Rents Receivable	496,597	586,983
Real Estate Tax Escrows	704,319	736,608
Prepaid Expenses and Other Assets	2,524,674	2,625,798
Investment in Partnerships	14,444,064	10,233.188
Financing and Leasing Fees	631,092	640,542

Total Assets	$136,275,717	$130,977,293

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$116,133,627	$115,615,800
Accounts Payable and Accrued Expenses	1,439,096	1,505,390
Advance Rental Payments and Security Deposits	3,264,439	3,386,547

Total Liabilities	120,837,162	120,507,737

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital 173,252 units outstanding in 2005 and 2004	15,438,555	10,469,556

Total Liabilities and Partners’ Capital	$136,275,717	$130,977,293

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	(Unaudited)
	2005	2004
Revenue
Rental income	$7,797,298	$7,642,718
Laundry and sundry income	116,112	81,450
	7,913,410	7,724,168
Expenses

Administrative	339,791	326,391
Depreciation and amortization	1,519,491	1,463,624
Interest	1,937,475	1,974,775
Management fees	315,708	314,154
Operating	1,411,457	1,079,888
Renting	102,852	104,399
Repairs and maintenance	1,014,471	1,060,565
Taxes and insurance	904,150	872,191
	7,545,395	7,195,987

Income Before Other Income and Discontinued Operations	368,015	528,181

Other Income (Loss)
Interest income	38,327	70,167
Loss from investment in joint ventures	(41,624)	(32,030)
	(3,297)	38,137

Income from Continuing Operations	$364,718	$566,318

Discontinued Operations
Income from discontinued operations	3,501	16,301
Gain on sale of real estate from discontinued operations	5,811,584	—
	5,815,085	16,301

Net Income	$6,179,803	$582,619

Income per Unit
Income before discontinued operations	$2.10	$3.27
Income from discontinued operations	33.56	.09

Net Income per Unit	$35.66	$3.36

Weighted Average Number of Units Outstanding	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General Partnership
	Class A	Class B		Total
Balance, January 1, 2004	$10,846,650	$2,579,532	$135,795	$13,561,977

Distribution to Partners	(913,662)	(216,995)	(11,420)	(1,142,077)

Net Income	466,095	110,698	5,826	582,619

Balance, March 31, 2004	$10,399,083	$2,473,235	$130,201	$13,002,519

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2004	138,602	32,918	1,732	173,252

Balance, January 1, 2005	$8,372,714	$1,991,972	$104,870	$10,469,556

Distribution to Partners	(968,643)	(230,053)	(12,108)	(1,210,804)

Net Income	4,943,842	1,174,163	61,798	6,179,803

Balance, March 31, 2005	$12,347,913	$2,936,082	$154,560	$15,438,555

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2005	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	(Unaudited)
	2005	2004
Cash Flows from Operating Activities
Net income	$6,179,804	$582,619

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,538,396	1,474,388
Loss from investments in joint venture	41,624	32,030
(Gain) on sale of rental properties	(5,811,584)	—
Change in operating assets and liabilities
Decrease in rents receivable	90,386	15,126
(Increase) in financing and leasing fees	(29,855)	—
(Increase) in accounts payable and accrued expense	(66,294)	(271,658)
(Increase) Decrease in real estate tax escrow	32,289	(70,581)
Decrease in prepaid expenses and other assets	96,776	24,329
(Increase) in advance rental payments and security deposits	(122,108)	143,103

Total Adjustments	(4,230,370)	1,346,737

Net cash provided by operating activities	1,949,434	1,929,356

Cash Flows Used in Investing Activities
(Investment in) joint venture	(4,252,500)	—
Purchase and improvement of rental properties	(554,360)	(1,482,015)
Net proceeds from the sale of rental properties	6,175,481	—

Net cash provided by (used in) investing activities	1,368,621	(1,482,015)

Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	2,000,000	—
Principal payments of mortgage notes payable	(1,482,173)	(176,345)
Distributions to partners	(1,210,803)	(1,142,077)

Net cash (used in) financing activities	(692,978)	(1,318,422)

Net Increase (Decrease) in Cash and Cash Equivalents	2,625,077	(871,081)
Cash and Cash Equivalents, at beginning of period	9,862,810	24,362,328

Cash and Cash Equivalents, at end of period	$12,487,887	$23,491,247

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for three limited liability companies (the “Investment Properties”) in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned limited liability companies using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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

Comprehensive Income:    Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2005 or 2004 other than net income as reported.

Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:    The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2005 or 2004.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions.  At March 31, 2005, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.33% to 2.65%.  At March 31, 2005 and December 31, 2004 approximately $11,000,000 and $9,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $46,515 and $57,881 for the three months ended March 31, 2005 and 2004, respectively.

Discontinued Operations and Rental Property Held for Sale: When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book of the assets, a valuation allowance is established.  Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

If circumstances arise that previously were considered unlikely and, as a result, the Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used.  A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would had been recognized that the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

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

NOTE 2.    RENTAL PROPERTIES

As of March 31, 2005, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of March 31, 2005, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner.  The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves by approximately $4,800,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale.  Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership.

In September 2004, the Partnership completed the construction of twenty residential units at the Westgate Apartments in Woburn, Massachusetts. The total cost of these twenty units was approximately $5,100,000 and is included in buildings and improvements above. In January 2005, the Partnership obtained a $2,000,000 mortgage on this property.

Rental properties consist of the following:

	March 31, 2005	December 31, 2004	Useful Life
Land, improvements and parking lots	$23,168,229	$23,168,229	10-31 years
Buildings and improvements	105,730,918	105,631,294	15-31 years
Kitchen cabinets	3,564,584	3,371,139	5-10 years
Carpets	3,048,449	2,895,045	5-10 years
Air conditioning	739,443	737,030	7-10 years
Laundry equipment	191,425	185,254	5-7 years
Elevators	606,532	560,838	20 years
Swimming pools	142,429	142,429	10 years
Equipment	1,527,685	1,504,555	5-7 years
Motor vehicles	126,483	126,483	5 years
Fences	246,016	244,869	5-10 years
Furniture and fixtures	4,317,430	4,236,547	5-7 years
Smoke alarms	120,423	116,496	5-7 years
Construction in progress	0	17,692

	143,530,046	142,937,900
Less accumulated depreciation	38,542,962	37,053,341

	$104,987,084	$105,884,559

Additionally, as of March 31, 2005, the Partnership owned a 50% ownership interest in five residential and condominium complexes (the Investment Properties) with a total of 562 units.  See Note 14 to the consolidated financial statements for additional information on these investments.

NOTE 3.    RELATED PARTY TRANSACTIONS

The Partnerships’ properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $318,350 and $318,461 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the three months ended March 31, 2005 and 2004, approximately $194,000 and $864,000 respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2005 expenses referred to above, approximately $102,000 consisted of repairs and maintenance and $33,000 of administrative expense; approximately $53,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties and approximately $6,000 for rental commissions.  Of the 2004 expenses referred to above, approximately $52,000 consisted of repairs and maintenance and $41,000 of administrative expense; approximately $771,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the quarters ended March 31, 2005 and 2004, the Partnership paid to the management company $20,000 for in-house accounting services. Included in accounts payable and accrued expenses at March 31, 2005 and December 31, 2004 is $201,203 and $147,195, respectively, due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No commissions were paid during the year ended December 31, 2004 and through March 31, 2005.

Additionally, the Management Company received fees of approximately $142,000 from the Investment Properties of which approximately $60,000 was the management fee and $67,000 for construction, construction supervision and architectural fees and $15,000 for other services.

On January 1, 2004, NERA’S employees were transferred to the management company’s payroll.  The Partnership and Investment Properties reimbursed the management company for the payroll and related expenses of the employees directly employed by the NERA properties.  Total reimbursement was approximately $549,000 for the three months ended March 31, 2005.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $12,500 for the three months ended March 31, 2004 and $50,000 for the year ended December 31, 2004.

The Partnership has invested in five limited liability companies to purchase five residential apartment complexes (the “Investment Properties”).  The Partnership owns 50% of each entity and the majority shareholder of the General Partner owns 47½% and the President of Hamilton owns 2½% respectively.  See Note 14 for a description of the properties and their operations.

The Partnership owns 5 condominiums in a 42-unit condominium building managed by an entity wholly owned by the 25% shareholder and President of the General Partner.  That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

In March 2005, the Partnership sold Middlesex Apartments to the majority shareholder of the General Partner.  See Note 2 for the description of the transaction.

NOTE 4.    OTHER ASSETS

Included in prepaid expenses and other assets at March 31, 2005 and December 31, 2004 is approximately $453,000 and $536,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $631,092 and $640,542 are net of accumulated amortization of $386,224 and $371,604 at March 31, 2005 and December 31, 2004, respectively.

NOTE 5.    MORTGAGE NOTES PAYABLE

At March 31, 2005 and December 31, 2004, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At March 31, 2005, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  At March 31, 2005, the weighted average interest rate on the above mortgages was 5.89%.  The effective rate of approximately 7.0% includes the amortization expense of deferred financing costs.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2005 are as follows:

2006- current maturities	$728,000
2007	2,582,000
2008	1,093,000
2009	5,712,000
2010	11,497,000
Thereafter	94,522,000

$116,134,000

In January 2005, the Partnership obtained a mortgage on the Courtyard at Westgate for $2,000,000 which was added to cash reserves at an interest rate of 5.25%.  The loan requires interest-only payments through December 2014, when the entire balance is due.

On December 1, 2004, the Partnership refinanced the Dean Street Associates, LLC with outstanding balances totaling approximately $5,237,000 with an interest rate of 7.08% that would mature in 2008.  The new mortgage is $5,650,000 with an interest rate of 5.13% and requires interest-only payments until December 2007 and interest and principal payments amounting to $30,781 monthly through November 2014. The remaining balance of approximately $5,025,000 becomes due in December 2014. The Partnership recorded a loss on the early extinguishment of debt of approximately $411,000 because of prepayment penalties of $387,000 and the write-off of deferred financing fees of approximately $24,000.

NOTE 6.    ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements require the majority of tenants to maintain a one-month advance rental payment plus security deposits.  Amounts received for prepaid rents of approximately $1,957,000 are included in cash and cash equivalents and security deposits of approximately $1,117,000 are included with other assets.

NOTE 7.    PARTNERS’ CAPITAL

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

In 2004, the Partnership paid a quarterly distribution $6.60 per unit ($.66 per receipt) on March 31, 2004, and June 30, 2004.  On September 30, 2004 and December 31, 2004, the Partnership paid a quarterly distribution of  $7.00 per unit ($0.70 per receipt) for a total distribution of $27.20 for 2004.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A units.  Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 depositary receipts.  The following is information per depositary receipt:

	Three months ended March 31,
	2005	2004
Income per Depositary Receipt before Discontinued Operations	$.21	$.33
Income from Discontinued Operations
Net Income per Depositary Receipt after Discontinued Operations	3.35	.01

Distributions per Depositary Receipt	$3.56	$.34

NOTE 8.    TREASURY UNITS

Treasury units at March 31, 2005 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9.    COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10.    RENTAL INCOME

During the three months ended March 31, 2005, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties, which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases
2006	$1,629,000
2007	1,572,000
2008	1,495,000
2009	1,448,000
2010	1,121,000
Thereafter	4,625,000

$11,890,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $100,000 for the three months ended March 31, 2005 and $364,000 for the year ended December 31, 2004, respectively.

Rents receivable are net of allowances for doubtful accounts of $342,562 and $276,046 at March 31, 2005 and December 31, 2004, respectively. Included in rents receivable is approximately $402,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11.    CASH FLOW INFORMATION

During the three months ended March 31, 2005 and 2004, cash paid for interest was $1,947,076 and $1,977,740 respectively. The 2004 amount is net of capitalization of construction period interest of approximately $40,000 for the construction of Courtyard at Westgate in Woburn, MA.

Non-cash investing and financing activities were as follows:

	Year Ended December 31, 2004
	Investing Activities	Financing Activities	Total
New Mortgage Debt	$—	$5,650,000	$5,650,000

Non-cash investing and financing:
Mortgage debt paid from refinancings	—	5,236,782	5,236,782

Total non-cash investing and financing activity	—	5,236,782	5,236,782

Cash received (used) before other transaction expenses	$—	$413,218	$413,218

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At March 31, 2005	$116,133,627	$121,844,092
At December 31, 2004	$115,615,800	$122,123,808

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2005 and December 31, 2004.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13.    TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $150,000 greater than statement income for the quarter ended March 31, 2005 and approximately $1,400,000 less than statement income for the year ended December 31, 2004.  The cumulative tax basis of the Partnership’s real estate at March 31, 2005 is approximately $25,000 less than the statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years is expected to increase.

NOTE 14—INVESTMENT IN PARTNERSHIPS

Since November 2001, the Partnership has invested in five limited partnerships, each of which has invested primarily in residential apartment complexes.  The Partnership has a 50% ownership interest in each investment.  The other investors are Harold Brown and the President of the management company, who have a 47.5% and 2.5% ownership interest respectively.  A description of each investment is as follows:

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (4.85% at March 7, 2005) was obtained to finance this acquisition.  The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage.  Any profits from the condominium sales will be taxed at ordinary rates.  Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid.  The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee.  This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,300,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (4.85% at March 2, 2005) was obtained to finance this acquisition.  The Partnership plans to sell the majority of units as condominiums and retain 40 to 50 units for long-term investment.  The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage.  It is estimated that it will take longer than one year to sell these units. Harold Brown has guaranteed 30% of this mortgage until such time as $5,760,000 of principal has been paid.  The Partnership and other investor have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee.  As of May 10, 2005, one unit has been sold, 11 units have a signed purchase and sales agreement, and 30 units have reservation agreements.  Gains from the sales of units (currently estimated to average $60,000 per condominium) will be taxed at ordinary income rates.  This investment is referred to as 1025 Hamilton.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000.  In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership.  This investment is referred to as Hamilton Minuteman.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts.  The total purchase price was $56,000,000.  This investment is referred to as Hamilton Place.

In November 2001, the Partnership formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. The Partnership is a 50% owner in this investment and is referred to as Franklin Street.

Hamilton Place is planning to sell, over time, three buildings with a total of 136 units as condominiums commencing in January 2005.  Hamilton Minuteman may also, from time to time, sell units.   Minuteman is not being marketed at this time.  The majority of the proceeds from these sales will be used to reduce their mortgages.  Commencing in 2005, these mortgages require minimum principal payments (“Curtailment Payments”) and additional investment by the Partnership will be required if the proceeds from sales cannot provide for these payments. As of May 10, 2005, 25 units have been sold and an additional 10 units are under contract at Hamilton Place. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%.  Approximately $162,500 of commissions was paid through March 31, 2005.

As required by the lender for the 2004 acquisitions, the Treasurer of the General Partner has provided a limited repayment guarantee equal to twenty percent (20%) of the outstanding balance, reducing to zero percent (0%) upon the completion of the Curtailment Payments.  In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.

On February 10, 2005, Hamilton Place, Watertown, MA obtained a new 10 year mortgage on the three buildings to be retained for $16,825,000, payable as to interest-only at 5.18% for 3 years and amortizing on a 30 year schedule for the remaining 7 years when the balance is due.  The net proceeds after funding escrow accounts and closing costs on the new mortgage was approximately $16,700,000, which was used to reduce the existing mortgage. Hamilton Place paid an approximate $400,000 penalty to obtain the new financing.

Summary financial information for the three months ended March 31, 2005 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Total
			(for sale units)
Acquisition Date	November 2001	August 2004	August 2004	September 2004	March 2005	March 2005
Property assets – net	$10,251,215	$28,559,752	$22,961,365	$9,876,859	$14,183,969	$23,720,084	$109,553,244
Mortgages payable	7,900,292	16,825,000	19,411,658	7,717,360	10,750,000	19,200,000	81,804,310
Total Equity	2,285,112	14,588,602	1,177,148	2,207,340	3,975,651	4,654,274	28,888,127
NERA - 50% equity	1,142,556	7,294,301	588,574	1,103,670	1,987,826	2,327,137	14,444,064

Summary income statement:
Rental income	246,328	586,231	421,163	152,734	72,941	183,696	1,663,093
Operating expenses	54,142	368,448	217,461	59,969	15,864	77,003	792,887
Management fees	9,289	23,618	7,079	6,145	4,372	6,352	56,855
Interest expense	137,421	223,436	237,275	91,797	36,934	78,900	805,763
Depreciation & amortization	89,205	356,095	205,085	130,167	40,120	72,167	892,839
Miscellaneous expense	—	404,881	—	—	—	—	404,881
Gain on sale of condominiums	—	—	1,272,885	—	—	—	1,272,885

Net profit (loss)	(43,729)	(856,247)	1,027,148	(135,344)	(24,349)	(50,726)	(83,247)
NERA - 50%	$(21,865)	$(428,124)	$513,574	$(67,672)	$(12,175)	$(25,363)	$(41,624)

Total units/ condominiums	40	144	136	42	49	176	587
Units to be retained	40	144	0	42	49	48	323
Units to be sold	0	0	136	0	0	128	264
Units sold through March 31, 2005	0	0	25	0	0	0	25
Balance of unsold units	0	0	111	0	0	128	239
Unsold units with deposits for future sale as of May 10, 2005	0	0	10	0	0	41	51

NOTE 15.    NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 153, Accounting for Non-monetary Transactions

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS 153”).  SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable.  SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005.  The Company believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

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

EIFT 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations

At its September 2004 meeting, the Task Force reached the following conclusions:

•                                          A reassessment period is necessary in evaluating whether a disposal meets the criteria for discounted operations reporting; the reassessment period should include the point at which the component initially meets the criteria to be classified as held for sale through one year after the component’s disposal date.  However, the Task Force concluded that the reassessment will be required only when significant changes in events or circumstances make it likely that the criteria in paragraph 42 of SFAS 144 will, or will no longer, be met after the disposal date.

•                                          There is a presumption that the continued sale of a commodity in an active market should be considered a migration of customers.

•                                          For the purpose of determining whether operations and cash flows are eliminated, the determination will be limited to evaluating gross cash inflows (revenues) and outflows (costs) versus evaluating other operating measures such as gross profit or net income.

•                                          The retention of risks associated with the ongoing operations of the disposed component or the ability to obtain benefits associated with the ongoing operations of the disposed component should be considered in evaluating whether the entity has the ability to influence the operating and/or financial policies of the disposed component.

As a result, factors (b) and (c) were eliminated from paragraph 9 of the draft abstract.

The Task Force affirmed the consensus as previously exposed with the following modifications/clarifications:

•                                          The period for assessing whether a component has met the criteria for discontinued operations could extend beyond one year if events or circumstances beyond an entity’s control extend the period required to eliminate direct cash flows of the disposed component or eliminate significant continuing involvement in the ongoing operations of the disposed component provided that the entity (1) takes actions necessary to respond to those situations, and (2) expects to eliminate the direct cash flows and the significant continuing involvement.  The extension of the assessment period is only for determining whether a component has met the criteria for discontinued operations, and is not an extension of the assessment period for the held-for-sale classification of the component.

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Partnership does not believe that the application of FIN 46, if required, will have a material impact on its financial position, results of operations, or liquidity.

NOTE 16.    DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
	2005	2004
Total Revenues	$78,256	$103,094

Operating and other expenses	55,849	76,140
Depreciation and amortization	18,906	10,653
	74,755	86,793

Income from discontinued operations	$3,501	$16,301

Item 2 —	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

While the national economy has largely recovered from the recession of the late 1990s and early 2000s, Massachusetts’ local economy continues to lag behind. Job growth remains sluggish. Vacancy rates for downtown office space are approximately 20%, and similar vacancy rates are seen in suburban areas. In the face of these economic realities, the Partnership has kept its residential vacancy rate below the 5% local industry average. However, doing so has required incentives such as lower rent, and payment of rental commissions. Additionally, new housing product in the residential market and low mortgage interest rates that attracted first-time home buyers resulted in higher turnover in the portfolio and, in turn, higher turnover expenses and unit renovation costs. Finally, with a rise in utility rates, and in abnormally cold winter and higher than expected snowfall, increases in operating expenses outpaced any modest increases, in rental revenue that the Partnership’s properties may have experienced.

The Partnership expects similar conditions to prevail in 2005. Revenue is expected to remain flat while increases in operating expenses are expected to be muted. Competition continues to be strong; there has been no change in fundamental conditions that would shift the burden of paying rental commissions from the Partnership to the tenants or mitigate high tenant turnover. As a result, the Partnership’s future earning may be negatively impacted. Lastly, tax reform allowed the Partnership to accelerate depreciation on improvements and acquisitions over the past few years. The tax incentives expired in 2004, and, as such, we expect income taxable to partners to increase for 2005.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s properties.  Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments.  The Partnership’s properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton.  Substantially all of the other properties managed by Hamilton are owned - wholly or partially, directly or indirectly - by Harold Brown.  The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the “Management Fee”).  The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 19.9% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members).  Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal,

Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio, and Edward Sarkisian, also own immaterial amounts of the Partnership’s Class A Units.

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

Hamilton accounted for approximately 8% and 5% of the repair and maintenance expense paid for by the Partnership in the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal.   However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 82% of the legal services paid for by the Partnership during the three months ended March 31, 2005 and approximately 81% for the year ended December 31, 2004.

R. Brown Partners, which is owned by Ronald Brown, manages 5 condominium units located in Brookline, Massachusetts.  That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  In 2005, Hamilton charged the Partnership approximately $53,000 in construction and architectural services.  In 2004, Hamilton provided construction and architectural services paid for by the Partnership totaling $3,781,000 including approximately $3,500,000 for the construction of 20 additional residential units at Westgate Apartments in Woburn, Massachusetts.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  The Partnership regularly and continually evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures.  The Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  The Partnership’s critical accounting policies are those which require assumptions to be made about such matters that are highly uncertain.  Different estimates could have a material effect on the Partnership’s financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.  See Note 1 to the Consolidated Financial Statements, Principles of Consolidation.

Revenue Recognition: Revenues from rental property are recognized when due from tenants.  Residential leases are generally for terms of one year and commercial leases are generally for five to ten years, with renewal options at increased rents.  Significant commercial leases with stepped increases over the term of the lease are recorded on the straight-line basis.

Real Estate and Depreciation: Real estate assets are stated at the lower of cost or fair value, less accumulated depreciation.  Costs related to the acquisition, development, construction and improvement of properties are capitalized, including interest, internal wages and benefits, real estate taxes and insurance.  Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing.  Replacements and improvements— such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations — are capitalized and depreciated over their estimated useful lives as follows:

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

Rental Property Held for Sale and Discontinued Operations:  When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.  Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

Investments in Partnerships:  The Partnership accounts for its 50% owned Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities.  These investments are recorded initially at cost, as Investments in Partnerships, and subsequently adjusted for equity in earnings, cash contributions and distributions.  Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

With respect to investments in and advances to the Investment Properties, the Partnership looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties.  An impairment charge is recorded if the carrying value of the investment exceeds its fair value.

Legal Contingencies: The Partnership is subject to various legal proceedings and claims that arise, from time to time, in the ordinary course of business.  These matters are frequently covered by insurance.  If it is determined that a loss is likely to occur, the estimated amount of the loss is recorded in the financial statements.  Both the amount of the loss and the point at which its occurrence is considered likely can be difficult to determine.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $368,015 during the three months ended March 31, 2005 compared to $528,181 for the three months ended March 31, 2004, a decrease of $160,166 (30%).

The rental activity is summarized as follows:

	Occupancy Date
	May 9, 2005	February 25, 2005	May 3, 2004
Residential
Units	2,377	2,382	2,400
Vacancies	32	37	72
Vacancy rate	1.4%	1.6%	3.0%

Commercial
Total square feet	85,275	85,275	85,275
Vacancy	0	0	0
Vacancy rate	0%	0%	0%

	Rental Income (in thousands) Three Months Ended March
	2005		2004
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,875	$7,797	$7,746	$7,643
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$99	$99	$136	$136

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	March 31, 2005	March 31, 2004	Dollar Change	Percent Change

Revenues:
Rental income	$7,797,298	$7,642,718	154,580	2%
Laundry and sundry income	116,112	81,450	34,662	43%
	7,913,410	7,724,168	189,242	2.4%

Expenses:
Administrative	339,791	326,391	13,400	4%
Depreciation and amortization	1,519,491	1,463,624	55,867	4%
Interest	1,937,475	1,974,775	(37,300)	-2%
Management fees	315,708	314,154	1,554	1%
Operating	1,411,457	1,079,888	331,569	31%
Renting	102,852	104,399	(1,547)	-1%
Repairs and maintenance	1,014,471	1,060,565	(46,094)	-4%
Taxes and insurance	904,150	872,191	31,959	4%
	7,545,395	7,195,987	349,408	5%

Income Before Other Income and Discontinued Operations	368,015	528,181	(160,166)	-30%

Other Income (Loss)
Interest income	38,327	70,167	(31,840)	-45%
(Loss) from investment in joint ventures	(41,624)	(32,030)	(9,594)	-29%
	(3,297)	38,138	(41,434)	-129%

Income from Continuing Operations	$364,718	$566,317	$(201,600)	-36%

Discontinued Operations
Income from discontinued operations	3,501	16,301	(12,800)	79%
Gain on sale of real estate from discontinued operations	5,811,584	—	5,811,584	100%
	5,815,085	16,301	5,798,784	356%

Net Income	$6,179,803	$582,619	$5,597,184	961%

The following is a comparative schedule for the three months ended March 31, 2005 and three months ended March 31, 2004 of the changes in revenue from rental operations excluding the 2004 acquisitions.

	Total Partnership 2005	Less Acquired Properties	Same Properties in 2005	Same Properties in 2004*	Dollar Change	Percent Change
Revenues
Rental income	$7,797,298	$84,349	$7,712,949	$7,642,718	$70,231	0.9%
Laundry and sundry income	116,112	—	116,112	81,450	34,662	42.6%
	7,913,410	$84,349.00	7,829,061	7,724,168	104,893	1.4%

Expenses
Administrative	339,791	—	339,791	326,391	13,400	4.1%
Depreciation and amortization	1,519,491	60,778	1,458,713	1,463,624	(4,911)	-0.3%
Interest	1,937,475	25,667	1,911,808	1,974,775	(62,967)	-3.2%
Management fees	315,708	3,316	312,392	314,154	(1,762)	-0.6%
Operating	1,411,457	7,225	1,404,232	1,079,888	324,344	30.0%
Renting	102,852	404	102,448	104,399	(1,951)	-1.9%
Repairs and maintenance	1,014,471	1,345	1,013,126	1,060,565	(47,439)	-4.5%
Taxes and insurance	904,150	10,029	894,121	872,191	21,930	2.5%
	7,545,395	108,764	7,436,631	7,195,987	240,644	3.3%

Income Before Other Income	368,015	(24,415)	392,430	528,181	(135,751)	-25.7%

* Discontinued operations are excluded in the quarter-to-quarter comparison

Rental income from continuing operations for the three months ended March 31, 2005 was approximately $7,797,000 compared to approximately $7,643,000 for the three months ended March 31, 2004, an increase of approximately $155,000 (2%). This increase was due to rental revenue of approximately $84,000 from the newly completed units at Courtyard at Westgate as well as increases in rental revenue of approximately $27,000 at 62 Boylston Street and an increase of approximately $20,000 at School Street. There were insignificant changes at other properties.

Total expenses from continuing operations for the three months ended March 31, 2005 were approximately $7,545,000 compared to approximately $7,196,000 for the three months ended March 31, 2004, an increase of approximately $349,000 (5%). The most significant increase was in operating expenses with an increase of approximately $332,000 (31%).  The cost for snow removal increased approximately $200,000, more than double the previous year, due to the snowy winter of 2005, and utility costs also increased approximately $70,000 due to the cold winter.   Taxes and insurance increased approximately $32,000 (4%) due to increases in real estate taxes.  In addition, the operating expenses of the newly completed units at Courtyard at Westgate account for approximately $109,000 of this increase.

These increases are offset by decreases in repairs and maintenance expenses of approximately $47,000 (4%) due to significant repairs done at many of the Partnership properties in the first quarter of 2004.

At March 31, 2005, the Partnership has a 50% ownership interest in five different Investment Properties.  See Note 14 for summary of financial information of these investment properties. The details are as follows:

Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001.  The Partnership’s share of loss on this investment for the three months ended March 31, 2005 was $21,865 compared to $32,030 for the three months ended March 31, 2004, a decrease of $10,165.  There are 0 units vacant at May 10, 2005.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 280 units in six buildings in August 2004.  The Partnership plans to sell 136 units located in three buildings as condominiums.  At March 31, 2005, the Partnership has sold 25 units.  The Partnership’s share of income for the three months ended March 31, 2005 is $85,451, which includes the gain on the sale of 25 units of approximately $1,273,000.  There were 16 units vacant at May 10, 2005.  Operating expenses include approximately $400,000 of expenses on the early extinguishment on the refinancing of the three buildings to be retained.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004.  The Partnership may market this property as condominiums in the future however it is not being marketed at this time.  The Partnership’s share of loss on this investment is $67,672 for the three months ended March 31, 2005.  There are 0 units vacant at May 10, 2005.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005.  The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot.  The Partnership’s share of loss on this investment is $12,175 for the three months ended March 31, 2005.  There are 8 units vacant at May 10, 2005.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005.  The Partnership plans to sell 128 units as condominiums.  As of May 10, 2005, one unit has been sold, 11 have signed purchase and sales agreements and 30 units have been reserved. The Partnership’s share of loss on this investment is $25,363 for the three months ended March 31, 2005.  There are 11 units vacant at May 10, 2005.

On March 22, 2005, the Partnership sold the Middlesex Apartments located in Newton, Massachusetts.  The selling price was $6,500,000.  The operating profit for the three months ended March 31, 2005 of $3,501 and the gain of $5,811,584, net of mortgage prepayment penalties of approximately $382,000 and selling expenses, are included in income from discontinued operations. See Note 2 to the Consolidated Financial Statements.

Interest income was approximately $38,000 for the three months ended March 31, 2005, compared to approximately $70,000 for the three months ended March 31, 2004, a decrease of $32,000 (45%).  This decrease is primarily due to a decrease in the cash available for investment.

As a result of the changes discussed above, net income for the three months ended March 31, 2005 was $6,179,803 compared to $582,619 for the three months ended March 31, 2004, an increase of $5,597,184.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2005 and 2004 was the sale of properties, collection of rents, and the refinancing of Partnership properties.

The majority of cash and cash equivalents of $12,487,887 at March 31, 2005 and $9,682,810 at December 31, 2004 were held in interest bearing accounts at creditworthy financial institutions.

The increase of $2,625,077 for the three months ended March 31, 2005 is summarized as follows:

	Three Months Ended March
	2005	2004
Cash provided by operating activities	$1,949,434	$1,929,356
Cash provided by (used in) investing activities	1,368,621	(1,482,015)
Cash provided by (used in) other financing activities	517,827	(176,345)
Dividends paid	(1,210,803)	(1,142,077)
Net increase (decrease) in cash and cash equivalents	$2,625,077	$(871,081)

The cash provided by operating activities is primarily due to the net operating income plus depreciation expense.  The increase in cash provided by investing activities is due to the sale of a rental property in March 2005.  The increase in cash provided by financing activities is due to the refinancing of a Partnership property in January 2005.

As discussed previously, the Partnership invested approximately $4,253,000 for a 50% ownership interest in two partnerships during the three months ended March 31, 2005. This brings the Partnership’s investments to five Investment Properties.  See Note 14 to the Consolidated Financial Statements for a discussion of the Investment Properties and the related operations on these investments.

During the three months ended March 31, 2005, the Partnership and its Subsidiary Partnerships completed improvements to certain of the properties at a total cost of approximately $554,000.  These improvements were funded from cash reserves as well as escrow accounts established in connection with the financing or refinancing of the applicable Properties.  These sources have been adequate to fully fund improvements.  The most significant improvements were made at Westgate Woburn, Westside Colonial, School Street, 62 Boylston and Olde English at a cost of approximately $119,000, $51,000, $41,000, $36,000, and $35,000, respectively.

The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, 2005 for a total distribution of $1,210,804. Management anticipates that similar quarterly distributions will be made during 2005.

During the year ended December 2004, the Partnership completed the construction of 20 residential units at Courtyard at Westgate in Woburn, Massachusetts for a total cost of approximately $5,100,000.  In January 2005, the Partnership obtained a $2,000,000 mortgage on the property with 5.25% interest only payments, maturing in December 2014.

In addition to the improvements made to date in 2005, the Partnership and its Subsidiary Partnerships plan to invest approximately $1,750,000 in capital improvements during the balance of 2005, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, and 62 Boylston Street.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash.

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

Off-Balance Sheet Arrangements- Joint Venture Indebtedness

As of March 31, 2005, the Partnership had a 50% ownership in five joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and, therefore, we account for them using the equity method of consolidation. At March 31, 2005, our proportionate share of the non-recourse debt related to these investments was equal to approximately $40,902,000. See Note 14 to the consolidated financial statements.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”).  Forward-looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith beliefs when those statements are made, and are based on information currently available to management.  Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2005 and beyond.

Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events, or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Along with risks detailed from time to time in the Partnership’s filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include but are not limited to the following:

The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.

The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenant’s financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants.  The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single-family home mortgages and the availability and purchase price of single-family homes in the Greater Boston metropolitan area.

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

The Partnership properties face competition from similar properties in the same market.  This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged.

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

Changes in the tax laws and regulations may affect the income taxable to owners of the Partnership.  These changes may affect the after-tax value of future distributions.

The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly performing or otherwise undesirable properties; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

Risks associated with the use of debt to fund acquisitions and developments.

Competition for acquisitions may result in increased prices for properties.

The sale of condominium units may not generate enough net proceeds to pay the minimum curtailment payments required at Hamilton Place and Hamilton Minuteman.  The Partnership may be required to fund any deficiencies,

Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken by the Company and its independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Company’s business.

Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or system changes.

The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act.  The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The residential real estate market in the Greater Boston area has softened and the Partnership anticipates the climate will remain the same in the foreseeable future.  This may result in increases in vacancy rates and or/a reduction in rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, the Partnership and its subsidiary Partnerships collectively have approximately $116,100,000 in long-term debt, all of which have fixed interest rates.  Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

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

Date: May 16, 2005

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

	By:	NEWREAL, INC.,
its General Partner*

	By:	/s/ Ronald Brown
Ronald Brown, President

*	Functional equivalent of Chief Executive Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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