Form 10-Q
period 2005-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2005-08-15
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statements of Income for the Three Months Ended June 30, 2005 and June 30, 2004, and the Six Months Ended June 30, 2005 and June 30, 2004 (all unaudited)

Consolidated Statement of Changes in Partners’ Capital for the Six Months Ended June 30, 2005 and June 30, 2004 (all unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004 (all unaudited)

Unaudited Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

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

The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$104,201,928	$105,884,559
Rental Properties Held for Sale	—	406,805
Cash and Cash Equivalents	12,224,244	9,862,810
Rents Receivable	581,417	586,983
Real Estate Tax Escrows	733,320	736,608
Prepaid Expenses and Other Assets	2,801,483	2,625,798
Investment in Partnerships	15,153,170	10,233,188
Financing and Leasing Fees	619,819	640,542

Total Assets	$136,315,381	$130,977,293

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$115,951,768	$115,615,800
Accounts Payable and Accrued Expenses	1,420,127	1,505,390
Advance Rental Payments and Security Deposits	3,381,653	3,386,547

Total Liabilities	120,753,548	120,507,737

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital
173,252 units outstanding in 2005 and 2004	15,561,833	10,469,556

Total Liabilities and Partners’ Capital	$136,315,381	$130,977,293

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Rental income	$7,812,890	$7,602,850	$15,610,188	$15,245,568
Laundry and sundry income	87,944	79,474	204,056	160,924
	7,900,834	7,682,324	15,814,244	15,406,492
Expense
Administrative	319,527	317,766	659,318	644,157
Depreciation and amortization	1,583,964	1,438,050	3,103,455	2,901,674
Interest	1,944,407	1,946,406	3,881,882	3,921,181
Management fees	325,036	315,302	640,744	629,456
Operating	766,167	694,780	2,177,624	1,774,668
Renting	154,917	130,966	257,769	235,365
Repairs and maintenance	1,275,341	1,188,856	2,289,812	2,249,421
Taxes and insurance	925,741	869,588	1,829,891	1,741,779
	7,295,100	6,901,714	14,840,495	14,097,701

Income Before Other Income	605,734	780,610	973,749	1,308,791

Other Income (Loss)
Interest income	59,581	64,556	97,908	134,723
Income (Loss) from investment in joint ventures	709,106	(41,022)	667,482	(73,052)
	768,687	23,534	765,390	61,671

Income from Continuing Operations	1,374,421	804,144	1,739,139	1,370,462

Discontinued Operations
Income from discontinued operations	882	32,263	4,383	48,564
Gain (Loss) on sale of real estate from discontinued operations	(41,221)	—	5,770,363	—
	(40,339)	32,263	5,774,746	48,564

Net Income	$1,334,082	$836,407	$7,513,885	$1,419,026

Income per Unit
Income before discontinued operations	7.93	4.64	10.04	7.91
Income (Loss) from discontinued operations	(.23)	.19	33.33	.28
	7.70	4.83	43.37	8.19

Net Income per Unit	$7.70	$4.83	$43.37	$8.19

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General
	Class A	Class B	Partnership	Total
Balance, January 1, 2004	$10,846,650	$2,579,532	$135,795	$13,561,977

Distribution to Partners	(1,826,954)	(433,901)	(22,837)	(2,283,692)

Net Income	1,135,221	269,615	14,190	1,419,026

Balance, June 30, 2004	$10,154,917	$2,415,246	$127,148	$12,697,311

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2004	138,602	32,918	1,732	173,252

Balance, January 1, 2005	$8,372,714	$1,991,972	$104,870	$10,469,556

Distribution to Partners	(1,937,286)	(460,106)	(24,216)	(2,421,608)

Net Income	6,011,109	1,427,638	75,138	7,513,885

Balance, June 30, 2005	$12,446,537	$2,959,504	$155,792	$15,561,833

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2005	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (Unaudited)
	2005	2004
Cash Flows from Operating Activities
Net income	$7,513,885	$1,419,026

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,122,360	2,921,669
(Income) loss from investments in joint venture	(667,482)	73,052
(Income) on sale of rental properties	(5,770,363)	—
Change in operating assets and liabilities
(Increase) decrease in rents receivable	5,566	(58,706)
(Increase) in financing and leasing fees	(44,854)	—
Increase in accounts payable and accrued expense	(85,264)	142,730
(Increase) decrease in real estate tax escrow	3,288	(17,741)
Increase (Decrease) in prepaid expenses and other assets	(184,459)	(102,966)
(Decrease) in advance rental payments and security deposits	(4,894)	268,693

Total Adjustments	(3,626,102)	3,226,731

Net cash provided by operating activities	3,887,783	4,645,757

Cash Flows Used in Investing Activities
(Investment in) partnerships	(4,252,500)	—
Purchase and improvement of rental properties	(1,357,627)	(4,343,851)
Net proceeds from the sale of rental properties	6,169,417	—

Net cash provided by (used in) investing activities	559,290	(4,343,851)

Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	2,000,000	—
Principal payments of mortgage notes payable	(1,664,032)	(355,990)
Distribution to partners	(2,421,607)	(2,283,692)

Net cash (used in) financing activities	(2,085,639)	(2,639,682)

Net Increase (Decrease) in Cash and Cash Equivalents	2,361,434	(2,337,776)
Cash and Cash Equivalents, at beginning of period	9,862,810	24,362,328

Cash and Cash Equivalents, at end of period	$12,224,244	$22,024,552

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2005 or 2004.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions.  At June 30, 2005, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.34% to 2.4%.  At June 30, 2005 and December 31, 2004 approximately $13,000,000 and $9,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $68,991and $107,096 for the six months ended June 30, 2005 and 2004, respectively.

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

NOTE 2.    RENTAL PROPERTIES

As of June 30, 2005, the Partnership and its Subsidiary Partnerships owned 2,378 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of June 30, 2005, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner.  The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves by approximately $4,800,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale.  Total commissions were $92,000 for the six months ended June 30, 2005.  Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership.

In September 2004, the Partnership completed the construction of twenty residential units at the Westgate Apartments in Woburn, Massachusetts. The total cost of these twenty units was approximately $5,100,000 and is included in buildings and improvements above.  In January 2005, the Partnership obtained a $2,000,000 mortgage on this property.

Rental properties consist of the following:

	June 30, 2005	December 31, 2004	Useful Life
Land, improvements and parking lots	$23,170,689	$23,168,229	10-31 years
Buildings and improvements	105,795,796	105,631,294	15-31 years
Kitchen cabinets	3,853,308	3,371,139	5-10 years
Carpets	3,247,378	2,895,045	5-10 years
Air conditioning	778,508	737,030	7-10 years
Laundry equipment	194,481	185,254	5-7 years
Elevators	668,519	560,838	20 years
Swimming pools	142,428	142,429	10 years
Equipment	1,557,281	1,504,555	5-7 years
Motor vehicles	126,483	126,483	5 years
Fences	269,031	244,869	5-10 years
Furniture and fixtures	4,390,795	4,236,547	5-7 years
Smoke alarms	120,423	116,496	5-7 years
Construction in progress	18,192	17,692	—

	144,333,312	142,937,900
Less accumulated depreciation	40,131,384	37,053,341

	$104,201,928	$105,884,559

Additionally, as of June 30, 2005, the Partnership owned a 50% ownership interest in five residential and condominium complexes (the Investment Properties) with a total of 562 units.  See Note 14 to the consolidated financial statements for additional information on these investments.

NOTE 3.    RELATED PARTY TRANSACTIONS

The Partnerships’ properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $643,000 and $638,000 for the six months ended June 30, 2005 and 2004, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the six months ended June 30, 2005 and 2004, approximately $295,000 and $2,537,000 respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2005 expenses referred to above, approximately $151,000 consisted of repairs and maintenance and $65,000 of administrative expense; approximately $61,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties and approximately $18,000 for rental commissions.  Of the 2004 expenses referred to above, approximately $100,000 consisted of repairs and maintenance and $81,000 of administrative expense; approximately $2,355,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the quarters ended June 30, 2005 and 2004, the Partnership paid to the management company $20,000 for in-house accounting services. Included in accounts payable and accrued expenses at June 30, 2005 and December 31, 2004 is $136,966 and $147,195, respectively, due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No commissions were paid during the year ended December 31, 2004 and through June 30, 2005.

The Hamilton Company also received fees of approximately $383,000 from the Investment Properties of which approximately $153,000 was the management fee and $188,000 for construction, construction supervision and architectural fees and $15,000 for other services.  Additionally, as more fully described in Note 2 and 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $372,000 of commissions through June 30, 2005.

On January 1, 2004, NERA’S employees were transferred to the management company’s payroll.  The Partnership and Investment Properties reimbursed the management company for the payroll and related expenses of the employees directly employed by the NERA properties.  Total reimbursement was approximately $1,161,000 for the three months ended June 30, 2005.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $25,000 for the six months ended June 30, 2005 and $50,000 for the year ended December 31, 2004.

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

NOTE 4.    OTHER ASSETS

Included in prepaid expenses and other assets at June 30, 2005 and December 31, 2004 is approximately $490,000 and $536,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $619,819 and $640,542 are net of accumulated amortization of $412,497 and $371,604 at June 30, 2005 and December 31, 2004, respectively.

NOTE 5.    MORTGAGE NOTES PAYABLE

At June 30, 2005 and December 31, 2004, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At June 30, 2005, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  At June 30, 2005, the weighted average interest rate on the above mortgages was 5.89%.  The effective rate of approximately 7% includes the amortization expense of deferred financing costs.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2005 are as follows:

2006- current maturities	$777,000
2007	2,618,000
2008	1,131,000
2009	5,707,000
2010	11,470,000
Thereafter	94,248,000

$115,951,000

In January 2005, the Partnership obtained a mortgage on the Courtyard at Westgate for $2,000,000 which was added to cash reserves at an interest rate of 5.25%.  The loan requires interest-only payments through December 2014, when the entire balance is due.

On December 1, 2004, the Partnership refinanced the Dean Street Associates, LLC with outstanding balances totaling approximately $5,237,000 with interest rate of 7.08% that would mature in 2008.  The new mortgage is $5,650,000 with an interest rate of 5.13%. The new loan requires interest only payment until 2007 and interest and principal payments amounting to

$30,781 monthly until November 2014.  The remaining balance of approximately $5,025,000 becomes due in December 2014. The Partnership recorded a loss on the early extinguishment of debt of approximately $411,000 because of prepayment penalties of $387,000 and the write-off of deferred financing fees of approximately $24,000.

NOTE 6.    ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements require the majority of tenants to maintain a one-month advance rental payment plus security deposits.  Amounts received for prepaid rents of approximately $1,911,000 are included in cash and cash equivalents and security deposits of approximately $1,158,000 are included with other assets.

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

In February 2005, the Partnership approved a quarterly distribution of $7.00 per unit ($.70 per receipt) payable on March 31, 2005.  In addition, in August 2005, the Partnership approved a quarterly distribution of $7.00 per unit ($.70 per receipt) payable on September 30, 2005.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A units.  Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 depositary receipts.  The following is information per depositary receipt:

	Six months ended June 30,
	2005	2004
Income per Depositary Receipt before Discontinued Operations	$1.00	$.79
Income from Discontinued Operations	3.33	.03
Net Income per Depositary Receipt after Discontinued Operations	$4.33	$.82

NOTE 8.    TREASURY UNITS

Treasury units at June 30, 2005 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9.    COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10.    RENTAL INCOME

During the six months ended June 30, 2005, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties, which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases
2006	$1,664,000
2007	1,643,000
2008	1,584,000
2009	1,515,000
2010	1,239,000
Thereafter	4,389,000

$12,034,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $188,000 for the six months ended June 30, 2005 and $364,000 for the year ended December 31, 2004, respectively.

Rents receivable are net of allowances for doubtful accounts of $401,989 and $276,046 at June 30, 2005 and December 31, 2004, respectively. Included in rents receivable is approximately $395,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11.    CASH FLOW INFORMATION

During the six months ended June 30, 2005 and 2004, cash paid for interest was $3,891,708 and $3,952,000 respectively. The 2004 amount is net of capitalization of construction period interest of approximately $40,000 for the construction of Courtyard at Westgate in Woburn, MA.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At June 30, 2005	$115,951,768	$123,555,654
At December 31, 2004	$115,615,800	$122,123,808

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2005 and December 31, 2004.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13.    TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $263,000 greater than statement income for the six months ended June 30, 2005 and approximately $1,400,000 less than statement income for the year ended December 31, 2004.  The cumulative tax basis of the Partnership’s real estate at June 30, 2005 is approximately $145,000 less than the statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years is expected to increase.

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

On March 7, 2005, the Partnership invested $1,800,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (5.34% at June 30, 2005) was obtained to finance this acquisition.  The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage.  Any profits from the condominium sales will be taxed at ordinary rates.  Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid.  The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee.  This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,300,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (5.34% at June 30, 2005) was obtained to finance this acquisition.  The Partnership plans to sell the majority of units as condominiums and retain 40 to 50 units for long-term investment.  The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage.  It is estimated that it will take longer than one year to sell these units. Harold Brown has guaranteed 30% of this mortgage until such time as $5,760,000 of principal has been paid.  The Partnership and other investor have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee.  As of August 2, 2005, 40 units have been sold, and 20 units have a signed purchase and sales agreement.  Gains from the sales of units (currently estimated to average $60,000 per condominium) will be taxed at ordinary income rates.  This investment is referred to as 1025 Hamilton.

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

Summary financial information for the six months ended June 30, 2005 (unaudited)

			Hamilton Place
	Franklin Street	Hamilton Place	(for sale units)	Hamilton Minuteman	Essex 81	1025 Hamilton
Acquisition Date	November 2001	August 2004	August 2004	September 2004	March 2005	March 2005	Total
Property assets – net	$10,127,699	$28,255,727	$20,211,608	$9,655,436	$14,108,387	$18,512,428	$100,871,285
Mortgages payable	7,874,428	16,825,000	16,137,002	7,717,360	10,750,000	12,721,385	72,025,175
Total Equity	2,204,190	14,218,052	1,801,405	2,086,274	3,856,675	6,139,744	30,306,340
NERA – 50% equity	1,102,095	7,109,026	900,703	1,043,137	1,928,337	3,069,872	15,153,170

Summary income statement:
Rental income	488,906	1,161,246	738,139	331,975	355,930	656,898	3,733,094
Operating expenses	142,042	771,200	423,673	119,798	146,580	402,617	2,005,910
Management fees	18,485	47,825	11,905	13,260	17,226	20,794	129,495
Interest expense	274,435	594,243	317,728	193,503	179,023	319,482	1,878,414
Depreciation & amortization	178,598	719,897	461,397	261,824	156,427	330,855	2,108,998
Financing expense	—	404,881	—	—	—	—	404,881
Gain on sale of condominiums	—	—	2,277,970	—	—	1,851,598	4,129,568

Net profit (loss)	(124,654	(1,376,800)	1,801,406	(256,410)	(143,326)	1,434,748	1,334,964
NERA – 50%	$(62,327)	$(688,400)	$900,703	$(128,205)	$(71,663)	$717,374	$667,482

Total units/ condominiums	40	144	136	42	49	176	587
Units to be retained	40	144	0	42	49	46	321
Units to be sold	0	0	136	0	0	130	266
Units sold through August 2, 2005	0	0	40	0	0	40	80
Balance of unsold units	0	0	96	0	0	90	186
Unsold units with deposits for future sale as of August 2, 2005	0	0	13	0	0	20	33

Hamilton Place is planning to sell, over time, three buildings with a total of 136 units as condominiums commencing in January 2005.  Hamilton Minuteman may also, from time to time, sell units.  Minuteman is not being marketed at this time.  The majority of the proceeds from these sales will be used to reduce their mortgages.  Commencing in 2005, these mortgages require minimum principal payments (“Curtailment Payments”) and additional investment by the Partnership will be required if the proceeds from sales cannot provide for these payments. As of August 2, 2005, 40 units have been sold and an additional 13 units are under contract at Hamilton Place. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%.  Approximately $280,000 of commissions was paid through June 30, 2005.

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

On February 10, 2005, Hamilton Place, Watertown, MA obtained a new 10 year mortgage on the three buildings to be retained for $16,825,000 interest only at 5.18% for 3 years and amortizes on a 30 year schedule for the remaining 7 years when the balance is due.  The net proceeds after funding escrow accounts and closing costs on the new mortgage was approximately $16,700,000, which was used to reduce the existing mortgage. Hamilton Place paid an approximate $400,000 penalty to be able to obtain the new financing.

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

NOTE 16.    DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30
	2005	2004

Total Revenues	$79,326	$208,269

Operating and other expenses	56,037	139,710
Depreciation and amortization	18,906	19,995
	74,943	159,705

Income from discontinued operations	$4,383	$48,564

The Partnership realized a gain on the sale of the rental property of approximately $5,770,000 during the six months ended June 30, 2005.

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

While the national economy has largely recovered from the recession of the late 1990s and 2000s, Massachusetts’ local economy continues to lag behind.  Job growth remains slow.  Vacancy rates for downtown office space have improved from nearly 20%, and similar vacancy rates are seen to begin improving in suburban areas.  In the face of these economic realties however, the Partnership has kept its residential vacancy rate below the 5% local industry average.  However, doing so has resulted in slow revenue growth due to various incentives for new rentals.  Additionally, new housing product in the residential market and low mortgage interest rates that attracted first-time buyers continue to be direct competitors of the rental housing market resulting in higher turnover expenses and unit renovation costs.  Finally, an abnormally cold winter, historically high snowfall, steadily increasing utility costs and increases in other operating expenses outpaced any modest increases in rental revenue that the Partnership’s properties have experienced to date.

The Partnership expects these conditions to continue throughout 2005.  Revenue is expected to remain flat while increases in operating expenses are expected to continue.  Competition continues to be strong; and the payment of rental commissions to encourage leaseup has not abated versus previous years.  As a result, the Partnership’s future earnings may be negatively impacted.  Lastly, tax reform allowed the Partnership to accelerate depreciation on improvements and acquisitions over the past two years reducing taxable income.  These tax incentives expired in 2004.  Therefore, we expect income taxable to partners to increase in 2005 and to be more in line with the Partnership’s financial statement net income, which will be substantially higher due to property sales.

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

Mr. Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 20.5 % of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members).  Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton.

Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors Thomas Raffoul, Conrad DiGregorio, and Edward Sarkesian also own immaterial amounts of the Partnership’s Class A Units.

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

Hamilton accounted for approximately 5.7% and 5% of the repair and maintenance expense paid for by the Partnership in the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal.  However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 62% of the legal services paid for by the Partnership during the six months ended June 30, 2005 and approximately 81% for the year ended December 31, 2004.

R. Brown Partners, which is owned by Ronald Brown, manages 5 condominium units located in Brookline, Massachusetts.  That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  In 2005, Hamilton provided the Partnership approximately $61,000 in construction and architectural services.  In 2004, Hamilton provided construction and architectural services paid for by the Partnership totaling $3,781,000 including approximately $3,500,000 for the construction of 20 additional residential units at Westgate Apartments in Woburn, Massachusetts.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions.  Since that time, such services have been provided by the accounting staff at Hamilton which consists of approximately ten people.  Hamilton currently charges the Partnership $80,000 ($20,000 per quarter) per year for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $605,734 during the three months ended June 30, 2005 compared to $780,610 for the three months ended June30, 2004, a decrease of $174,876 (22%).

The rental activity is summarized as follows:

	Occupancy Date
	August 2, 2005	May 9, 2005	August 4, 2004

Residential
Units	2,402	2,402	2,400
Vacancies	58	32	99
Vacancy rate	2.4%	1.4%	4.1%
Commercial
Total square feet	85,275	85,275	85,275
Vacancy	0	0	4,700
Vacancy rate	0%	0%	5.5%

	Rental Income (in thousands) Three Months Ended June 30,
	2005		2004
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,814	$7,813	$7,708	$7,603
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$93	$93	$89	$89

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	June 30, 2005	June 30, 2004	Dollar Change	Percent Change

Revenues:
Rental income	$7,812,890	$7,602,850	$210,040	2.7%
Laundry and sundry income	87,944	79,474	8,470	10.6%
	7,900,834	7,682,324	218,510	2.8%

Expenses:
Administrative	319,527	317,766	1,761.5%
Depreciation and amortization	1,583,964	1,438,050	145,914	10.1%
Interest	1,944,407	1,946,406	(1,999)	-0.1%
Management fees	325,036	315,302	9,734	3.0%
Operating	766,167	694,780	71,387	10.3%
Renting	154,917	130,966	23,951	18.3%
Repairs and maintenance	1,275,341	1,188,856	86,485	7.3%
Taxes and insurance	925,741	869,588	56,153	6.4%
	7,295,100	6,901,714	393,386	5.7%

Income before other income	605,734	780,610	(174,876)	-22.4%

Other Income (Loss)
Interest income	59,581	64,556	(4,975)	-7.7%
Income (Loss) from investment in partnerships	709,106	(41,022)	750,128	1,828.6%
	768,687	23,534	745,153	3,166.3%
Income from continuing operations	1,374,421	804,144	570,277	70.92%

Discontinued Operations:
Income from discontinued operations	882	32,263	(31,381)	-97.27%
Gain (loss) on the sale of real estate from discontinued operations	(41,221)	—	(41,221)	100.0%
	(40,339)	32,263	72,602	225.0%
Net Income	$1,334,082	$836,407	$497,675	59.5%

The following is a comparative schedule for the three months ended June 30, 2005 and 2004 of the changes in revenue from rental operations excluding the 2004 acquisitions.

	Total Partnership 2005	Less Acquired Properties	Same Properties in 2005	Same Properties in 2004*	Dollar Change	Percent Change
Revenues:
Rental income	$7,812,890	$86,081	$7,726,809	$7,602,850	$123,959	1.6%
Laundry and sundry income	87,944	—	87,944	79,474	8,470	10.6%
	7,900,834	86,081	7,814,753	7,682,324	132,429	1.7%
Expenses
Administrative	319,527	—	319,527	317,766	1,761	0.5%
Depreciation and amortization	1,583,964	61,870	1,522,094	1,447,263	74,831	5.2%
Interest	1,944,407	26,542	1,917,865	1,946,406	(28,541)	1.4%
Management fees	325,036	3,349	321,687	315,302	6,385	2.0%
Operating	766,167	2,509	763,658	694,780	68,878	9.9%
Renting	154,917	981	153,936	130,966	22,970	17.5%
Repairs and maintenance	1,275,341	4,223	1,271,118	1,188,856	82,262	6.9%
Taxes and insurance	925,741	8,676	917,065	869,588	47,477	5.5%
	7,295,100	108,150	7,186,950	6,910,927	276,023	4.0%

Income before other income	605,734	(22,069)	627,803	771,397	(143,594)	-18.6%

* Discontinued operations are excluded in the quarter-to-quarter comparison.

Rental income from continuing operations for the three months ended June 30, 2005 was approximately $7,813,000 compared to approximately $7,603,000 for the three months ended June 30, 2004, an increase of approximately $210,000 (3%). This increase was due to rental revenue of approximately $86,000 from the newly completed units at Courtyard at Westgate, an increase of approximately $44,000 at 62 Boylston Street, an increase of approximately $20,000 at the Westgate Apartments and an increase of approximately $16,000 at School Street. There were insignificant changes at other properties.

Total expenses from continuing operations for the three months ended June 30, 2005 were approximately $7,295,000 compared to approximately $6,902,000 for the three months ended June 30, 2004, an increase of approximately $393,000 (5.7%). The most significant increases were in operating expenses of approximately $71,000 (10%), repairs and maintenance expenses of approximately $86,000 (7.2%) renting expenses of approximately $24,000 (18%), taxes and insurance of approximately $56,000 (6.4%) and depreciation and amortization expenses of approximately $146,000 (10%).  The increase in operating expense is due to the cost for snow removal due to the snowy winter of 2005, and an increase in utility costs due to the cold winter of 2005.  The increase in renting expenses is due to an increase in rental commissions. The increase in taxes and insurance is due to increases in real estate taxes. The increase in repairs and maintenance expense is due to the refurbishment of apartments units in an effort to stay competitive in the market.

At June 30, 2005, the Partnership has a 50% ownership interest in five different investment properties.  See Note 14 for summary financial information of these investment properties.  The details are as follows:

Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001.  The Partnership’s share of loss on this investment for the three months ended June 30, 2005 was $40,462 compared to $41,022 for the three months ended June 30, 2004.  The loss for the six months ended June 30, 2005 was $62,327 compared to $73,052 for the six months ended June 30, 2004.  There are 3 units vacant at August 2, 2005.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 280 units in six buildings in August 2004.  The Partnership plans to sell 136 of the units as condominiums located in three buildings.  At June 30, 2005, 40 units have been sold and 13 additional units have reservation agreements.  The Partnerships share of income for the three months ended June 30, 2005 was $93,853.  The Partnerships share of income for the six months ended June 30, 2005 was $212,304 which includes a gain on the sale of 40 units of $1,138,985.  There was one unit vacant at August 2, 2005.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004.  The Partnership may market this property as condominiums in the future however it is not being marketed at this time.  The Partnership’s share of loss on this investment was $60,533 and $128,205 for the three and six months ended June 30, 2005, respectively.  There are 0 vacant units at August 2, 2005.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005.  The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot.  The Partnerships share of loss on this investment is $59,488 and $71,662 for the three and six months ended June 30, 2005 respectively.  There are 5 units vacant at August 2, 2005.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005.  The Partnership plans to sell 130 units as condominiums.  As of August 2, 2005, 40 units have been sold, and 20 units have been reserved.  The Partnerships share of income on this investment is $742,735 and $717,372 for the three and six months ended June 30, 2005 respectively.  This income includes the gain on the sale of 40 units of $925,799.

On March 22, 2005, the Partnership sold the Middlesex Apartments located in Newton, Massachusetts.  The selling price was $6,500,000.  The operating profit for the six months ended June 30, 2005 of $4,383 and the gain of $5,770,363, net of mortgage prepayment penalties of approximately $382,000 and selling expenses, are included in income from discontinued operations.  See Note 2 to the Consolidated Financial Statements.

Interest income was approximately $60,000 for the three months ended June 30, 2005 compared to approximately $65,000 for the three months ended June 30, 2004 an increase of approximately $5,000 (7.7%).  This is due primarily due to a decrease in the cash available for investment.

As a result of the changes discussed above, net income for the three months ended June 30, 2005 was $1,334,082 compared to $836,407 for the three months ended June 30, 2004, and increase of $497,675 (59.5%).

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

The Partnership and its Subsidiary Partnerships earned income before other income of $973,749 for the six months ended June 30, 2005 compared to $1,308,791 for the six months ended June 30, 2004, a decrease of $335,042 (25.6%).  The following is a summary of the Partnership’s rental income for the six months ended June 30, 2005 and 2004.  As more fully described in the schedules below, this decrease is primarily due to an increase in operating expenses including significant depreciation, repairs and maintenance, and interest expense.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	June 30, 2005	June 30, 2004	Dollar Change	Percent Change

Revenues:
Rental income	$15,610,188	$15,245,568	$364,620	2.3%
Laundry and sundry income	204,056	160,924	43,132	26.8%
	15,814,244	15,406,492	407,752	2.6%

Expenses:
Administrative	659,318	644,157	15,161	2.4%
Depreciation and amortization	3,103,455	2,901,674	201,781	6.9%
Interest	3,881,882	3,921,181	(39,299)	(1.0)%
Management fees	640,744	629,456	11,288	1.8%
Operating	2,177,624	1,774,668	402,956	22.7%
Renting	257,769	235,365	22,404	9.5%
Repairs and maintenance	2,289,812	2,249,421	40,391	1.8%
Taxes and insurance	1,829,891	1,741,779	88,112	5%
	14,840,495	14,097,701	742,794	5.3%

Income before other income	973,749	1,308,791	(335,042)	-25.6%

Other Income (Loss)
Interest income	97,908	134,723	(36,815)	(27.3)%
(Loss) from investment in partnerships	667,482	(73,052)	740,534	1,013.7%
	765,390	61,671	703,719	1,141%
Income from continuing operations	1,739,139	1,370,462	368,677	27%

Discontinued Operations:
Income from discontinued operations	4,383	48,564	(44,181)	91%
Gain (loss) on the sale of real estate from discontinued operations	5,770,363	—	5,770,363	100.0%
	5,774,746	48,564	5,726,182
Net Income	$7,513,885	$1,419,026	$6,094,859	429.5%

	Partnership 2005	Acquired Properties	Properties in 2005	Properties in 2004*	Dollar Change	Percent Change

Revenues:
Rental income	$15,610,188	$170,430	$15,439,758	$15,245,568	$194,190	1.3%
Laundry and sundry income	204,056	—	204,056	160,924	43,132	26.8%
	15,814,244	170,430	15,643,814	15,406,492	237,322	1.5%

Expenses
Administrative	659,318	—	659,318	644,157	15,161	2.3%
Depreciation and amortization	3,103,455	122,649	2,980,806	2,901,674	79,132	2.7%
Interest	3,881,882	52,208	3,829,674	3,921,181	(91,507)	-2.3%
Management fees	640,744	6,664	634,080	629,456	4,624	0.7%
Operating	2,177,624	9,735	2,167,889	1,774,668	393,221	22.1%
Renting	257,769	1,385	256,384	235,365	21,019	8.9%
Repairs and maintenance	2,289,812	5,568	2,284,244	2,249,421	34,823	1.5%
Taxes and insurance	1,829,891	18,704	1,811,187	1,741,779	69,408	4.0%
	14,840,495	216,913	14,623,582	14,097,701	525,881	3.7%

Income before other income	973,749	(46,483)	1,020,232	1,308,791	(288,559)	-22.0%

*Discontinued operations are excluded in the quarter-to-quarter comparison.

Rental income from continuing operations for the six months ended June 30, 2005 was approximately $15,610,000 compared to approximately $15,246,000 for the six months ended June 30, 2004, an increase of approximately $364,000 (2%).  This increase is due primarily to the 20 additional units at Courtyard at Westgate which represents $171,000 of this increase.  Other properties with rental income increases include 62 Boylston Street in the amount of approximately $71,000, School Street of approximately $36,000 and the existing apartments at Westgate Woburn of approximately $39,000.  There were insignificant increases at other properties.

Total expenses from continuing operations for the six months ended June 30, 2005 were approximately $14,840,000 compared to approximately $14,098,000 for the six months ended June 30, 2004, an increase of approximately $742,000 (5.3%).  As indicated in the schedule above, approximately $217,000 of this increase represents the property constructed in 2004.  Other comparable increases include operating expenses of $393,000 (22%), depreciation and amortization expense of approximately $79,000 (2.7%) and taxes and insurance of approximately $69,000 (4.0%).  An explanation of these increases is discussed above.

Interest income was approximately $98,000 for the six month ended June 30, 2005, compared to approximately $135,000 for the six months ended June 30, 2004, a decrease of approximately $37,000.  This decrease is due primarily to a decrease in cash available for investment.

As discussed previously, the Partnership has a 50% ownership interest in five investment properties.  The net income from these investments is approximately $668,000 for the six month ended June 30, 2005 compared to a loss of approximately $73,000.  The income for the six months ended June 30, 2005 includes the Partnerships portion of the gain of approximately $2,100,000 on the sale of units at two of the properties.

Income from discontinued operations for the six months ended June 30, 2005, includes a gain of approximately $5,800,000 on the sale of the Middlesex Apartments in Brookline, Massachusetts.

As a result of the changes discussed above, net income for the six months ended June 30, 2005 was $7,513,885 compared to $1,419,026 for the six months ended June 30, 2004, an increase of $6,094,859.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2005 and 2004 was the collection of rents, sale of a Partnership property and the refinancing of a Partnership property in 2005.

The majority of cash and cash equivalents of $12,224,244 at June 30, 2005 and $9,862,810 at December 31, 2004 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $2,361,434 for the six months ended June 30, 2005 is summarized as follows:

	Six Months Ended June 30,
	2005	2004
Cash provided by operating activities	$3,887,783	$4,645,757
Cash provided by (used in) investing activities	559,290	(4,343,851)
Cash provided by (used in) financing activities	335,968	(355,990)
Dividends paid	(2,421,607)	(2,283,692)
Net increase (decrease) in cash and cash equivalents	$2,361,434	$(2,337,776)

The cash provided by operating activities is primarily due to the net income plus depreciation expense.  The increase in cash provided by investing activities is due to the sale of a Partnership property in March 2005, offset by investments made by the Partnership during the six month ended June 30, 2005.  The increase in cash provided by financing activities is due to the refinancing of a Partnership property in January 2005.

As discussed previously, the Partnership invested approximately $4,253,000 for a 50% ownership interest in two partnerships during the six month ended June 30, 2005.  See above for a discussion of the investments and the related net income on these investments.

The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, 2005 and June 30, 2005.  The total distributions paid during the six months ended June 30, 2005 were $2,421,607, compared to$2,283,692 for the six months ended June 30, 2004.

During the six months ended June 30, 2005, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,358,000.  The most significant improvements were made at the following properties: approximately $265,000 at Westgate in Woburn, Massachusetts; approximately $122,000 at 62 Boylston Street, Boston, Massachusetts; approximately $98,000 at Westside Colonial in Brockton, Massachusetts; approximately $111,000 at Hamilton Oaks in Brockton, Massachusetts; approximately $88,000 at School Street in Framingham, Massachusetts; and approximately $96,000 at 1144 Commonwealth Avenue in Brighton, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the refinancing of applicable properties.

In addition to the improvements made to date in 2005, the Partnership and its Subsidiary Partnerships plan to invest approximately $950,000 in capital improvements during the balance of 2005, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, 62 Boylston, Hamilton Oaks, and Redwood Hills.  These improvements will be funded from escrow accounts established in connection with the refinancing of applicable properties, as well as from the Partnership’s cash.

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

Off-Balance Sheet Arrangements – Joint Venture Indebtedness

As of June 30, 2005, the Partnership had a 50% ownership in five joint ventures, all of which have mortgage indebtedness.  We do not have control of these partnerships and therefore we account for them using the equity method of consolidation.  At June 30, 2005 our proportionate share of the non-recourse debt related to these investments was equal to approximately $36,013,000.  See Note 14, to the consolidated financial statements.

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

Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured loses.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms

The Partnership properties face competition from similar properties in the same market.  This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged

Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities.  These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, mold and radon gas.  Management is not aware of any material environmental liabilities at this time.

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

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, the Partnership and its subsidiary Partnerships collectively have approximately $115,950,000 in long-term debt, all of which have fixed interest rates.  Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

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

Date: August 15, 2005

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