Form 10-Q
period 2005-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2005-11-14
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statements of Income for the Three Months Ended September 30, 2005 and September 30, 2004, and the Nine Months Ended September 30, 2005 and September 30, 2004 (all unaudited)

Consolidated Statement of Changes in Partners’ Capital for the Nine Months Ended September 30, 2005 and September 30, 2004 (all unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004 (all unaudited)

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

The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$103,355,841	$105,884,559
Rental Properties Held for Sale	—	406,805
Cash and Cash Equivalents	11,544,410	9,862,810
Rents Receivable	572,574	586,983
Real Estate Tax Escrows	707,916	736,608
Prepaid Expenses and Other Assets	2,913,488	2,625,798
Investment in Partnerships	16,250,163	10,233,188
Financing and Leasing Fees	593,921	640,542

Total Assets	$135,938,313	$130,977,293

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$115,770,231	$115,615,800
Accounts Payable and Accrued Expenses	1,421,027	1,505,390
Advance Rental Payments and Security Deposits	3,022,415	3,386,547

Total Liabilities	120,213,673	120,507,737

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital
173,252 units outstanding in 2005 and 2004	15,724,640	10,469,556

Total Liabilities and Partners’ Capital	$135,938,313	$130,977,293

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Rental income	$7,836,797	$7,541,132	$23,446,985	$22,786,701
Laundry and sundry income	105,951	94,201	310,007	255,125
	7,942,748	7,635,333	23,756,992	23,041,826
Expense
Administrative	307,881	322,532	967,199	966,689
Depreciation and amortization	1,642,148	1,551,431	4,745,603	4,452,078
Interest	1,960,195	1,965,489	5,842,077	5,886,669
Management fees	315,741	311,238	956,485	940,694
Operating	692,382	669,136	2,870,006	2,443,804
Renting	190,651	272,372	448,420	507,738
Repairs and maintenance	1,371,378	1,438,459	3,661,190	3,687,770
Taxes and insurance	861,060	804,807	2,690,951	2,546,586
	7,341,436	7,335,464	22,181,931	21,432,028

Income Before Other Income	601,312	299,869	1,575,061	1,609,798

Other Income (Loss)
Interest income	58,907	52,140	156,815	186,863
Income (Loss) from investment in joint ventures	521,993	(160,706)	1,189,475	(233,758)
	580,900	(108,566)	1,346,290	(46,895)

Income from Continuing Operations	1,182,212	191,303	2,921,351	1,562,903

Discontinued Operations
Income from discontinued operations	1,727	18,708	6,111	66,134
Gain on sale of real estate from discontinued operations	189,670	—	5,960,033	—
	191,397	18,708	5,966,144	66,134

Net Income	$1,373,609	$210,011	$8,887,495	$1,629,037

Income per Unit
Income before discontinued operations	6.82	1.10	16.86	9.02
Income from discontinued operations	1.11	0.11	34.44	0.38
	7.93	1.21	51.30	9.40

Net Income per Unit	$7.93	$1.21	$51.30	$9.40

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General
	Class A	Class B	Partnership	Total
Balance, January 1, 2004	$10,846,650	$2,579,532	$135,795	$13,561,977

Distribution to Partners	(2,795,597)	(663,954)	(34,945)	(3,494,496)

Net Income	1,303,230	309,517	16,290	1,629,037

Balance, September 30, 2004	$9,354,283	$2,225,095	$117,140	$11,696,518

Units authorized and Issued, net of 6,973 Treasury Units at September 30, 2004	138,602	32,918	1,732	173,252

Balance, January 1, 2005	$8,372,714	$1,991,972	$104,870	$10,469,556

Distribution to Partners	(2,905,929)	(690,158)	(36,324)	(3,632,411)

Net Income	7,109,996	1,688,624	88,875	8,887,495

Balance, September 30, 2005	$12,576,781	$2,990,438	$157,421	$15,724,640

Units authorized and Issued, net of 6,973 Treasury Units at September 30, 2005	138,602	32,918	1,732	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$8,887,495	$1,629,037

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,764,508	4,481,480
(Income) loss from investments in joint venture/partnership	(1,189,475)	233,758
(Income) on sale of rental properties	(5,770,363)	—
Change in operating assets and liabilities
(Increase) decrease in rents receivable	14,409	(43,498)
(Increase) in financing and leasing fees	(44,854)	—
Increase (decrease) in accounts payable and accrued expense	(84,363)	(14,142)
(Increase) decrease in real estate tax escrow	28,692	(50,406)
(Increase) decrease in prepaid expenses and other assets	(301,601)	13,148
Increase (decrease) in advance rental payments and security deposits	(364,132)	23,902

Total Adjustments	(2,947,179)	4,644,241

Net cash provided by operating activities	5,940,316	6,273,278

Cash Flows Used in Investing Activities
Purchase and improvement of rental properties	(2,122,653)	(6,860,178)
(Investment) in partnerships	(4,827,500)	(13,065,750)
Net proceeds from the sale of rental properties	6,169,417	—

Net cash provided by (used in) investing activities	(780,736)	(19,925,928)

Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	2,000,000	—
Principal payments of mortgage notes payable	(1,845,569)	(535,638)
Distribution to partners	(3,632,411)	(3,494,496)

Net cash (used in) financing activities	(3,477,980)	(4,030,134)

Net Increase (Decrease) in Cash and Cash Equivalents	1,681,600	(17,682,784)
Cash and Cash Equivalents, at beginning of period	9,862,810	24,362,328

Cash and Cash Equivalents, at end of period	$11,544,410	$6,679,544

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for five limited liability companies (the “Investment Properties”) in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned limited liability companies using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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

Concentration of Credit Risks and Financial Instruments:  The Partnerships’ properties are located in New England, and the Partnerships are subject to the general economic risks related thereto.  No single tenant accounted for more than 5% of the Partnerships’ revenues in 2005 or 2004.  The Partnerships make their temporary cash investments with high-credit-quality financial institutions.  At September 30, 2005, substantially all of the Partnerships’ cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from .40% to 3.43%.  At September 30, 2005 and December 31, 2004 approximately $12,000,000 and $9,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $101,497 and $162,288 for the nine months ended September 30, 2005 and 2004, respectively.

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

NOTE 2.    RENTAL PROPERTIES

As of September 30, 2005, the Partnership and its Subsidiary Partnerships owned 2,378 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”).  The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”).  The Apartment Complexes and Condominium Units are located primarily in the greater metropolitan Boston, Massachusetts area.

Additionally, as of September 30, 2005, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts.  These properties are referred to collectively as the “Commercial Properties.”

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner.  The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves by approximately $4,800,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale.  Total commissions were $138,000 for the nine months ended September 30, 2005.  Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000 and a profit of $189,670 through September 2005 is included in gain on sale.

In September 2004, the Partnership completed the construction of twenty residential units at the Westgate Apartments in Woburn, Massachusetts. The total cost of these twenty units was approximately $5,100,000 and is included in buildings and improvements above.  In January 2005, the Partnership obtained a $2,000,000 mortgage on this property.

Rental properties consist of the following:

	September 30, 2005	December 31, 2004	Useful Life
Land, improvements and parking lots	$23,178,089	$23,168,229	10-31 years
Buildings and improvements	105,870,698	105,631,294	15-31 years
Kitchen cabinets	4,104,176	3,371,139	5-10 years
Carpets	3,482,048	2,895,045	5-10 years
Air conditioning	812,937	737,030	7-10 years
Laundry equipment	197,243	185,254	5-7 years
Elevators	709,243	560,838	20 years
Swimming pools	142,428	142,429	10 years
Equipment	1,652,731	1,504,555	5-7 years
Motor vehicles	126,483	126,483	5 years
Fences	269,031	244,869	5-10 years
Furniture and fixtures	4,422,629	4,236,547	5-7 years
Smoke alarms	130,602	116,496	5-7 years
Construction in progress	—	17,692	—

	145,098,338	142,937,900
Less accumulated depreciation	(41,742,497)	(37,053,341)

	$103,355,841	$105,884,559

Additionally, as of September 30, 2005, the Partnership owned a 50% ownership interest in five residential and condominium complexes (the Investment Properties).  See Note 14 to the consolidated financial statements for additional information on these investments.

NOTE 3.    RELATED PARTY TRANSACTIONS

The Partnerships’ properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $959,000 and $953,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the nine months ended September 30, 2005 and 2004, approximately $363,000 and $3,980,000 respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2005 expenses referred to above, approximately $180,000 consisted of repairs and maintenance and $97,000 of administrative expense; approximately $68,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties and approximately $18,000 for rental commissions.  Of the 2004 expenses referred to above, approximately $100,000 consisted of repairs and maintenance and $81,000 of administrative expense; approximately $2,355,000 of construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in each of the quarters ended September 30, 2005 and 2004, the Partnership paid to the management company $20,000 for in-house accounting services. Included in accounts payable and accrued expenses at September 30, 2005 and December 31, 2004 is $332,811 and $147,195, respectively, due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 3%. No commissions were paid during the year ended December 31, 2004 and through September 30, 2005.

The Hamilton Company also received fees of approximately $597,000 from the Investment Properties of which approximately $196,000 was the management fee and $346,000 for construction, construction supervision and architectural fees and $55,000 for other services.  Additionally, as more fully described in Note 2 and 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $556,000 of commissions through September 30, 2005.

On January 1, 2004, NERA’S employees were transferred to the management company’s payroll.  The Partnership and Investment Properties reimbursed the management company for the payroll and related expenses of the employees directly employed by the NERA properties.  Total reimbursement was approximately $1,538,000 for the nine months ended September 30, 2005.

In 1996, prior to becoming an employee and President of the management company, the current President performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $37,500 for the nine months ended September 30, 2005 and $50,000 for the year ended December 31, 2004.

The Partnership has invested in five limited liability companies to purchase five residential apartment complexes (the “Investment Properties”).  The Partnership owns 50% of each entity and the majority shareholder of the General Partner owns 47½% and the President of Hamilton owns 2½% respectively.  See Note 14 for a description of the properties and their operations and Note 17 for an additional investment made in October 2005.

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

In March 2005, the Partnership sold the Middlesex Apartments to the majority shareholder of the General Partner.  See Note 2 for the description of the transaction.

NOTE 4.    OTHER ASSETS

Included in prepaid expenses and other assets at September 30, 2005 and December 31, 2004 is approximately $526,000 and $536,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $593,921 and $640,542 are net of accumulated amortization of $438,394 and $371,604 at September 30, 2005 and December 31, 2004, respectively.

NOTE 5.    MORTGAGE NOTES PAYABLE

At September 30, 2005 and December 31, 2004, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2.  At September 30, 2005, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016.  The majority of the mortgages are subject to prepayment penalties.  At September 30, 2005, the weighted average interest rate on the above mortgages was 5.89%.  The effective rate of approximately 7% includes the amortization expense of deferred financing costs.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2005 are as follows:

2006- current maturities	$2,442,000
2007	1,036,000
2008	1,161,000
2009	5,712,000
2010	41,796,000
Thereafter	63,623,000

$115,770,000

In January 2005, the Partnership obtained a mortgage on the Courtyard at Westgate for $2,000,000 at an interest rate of 5.25%.   These funds were added to cash reserves. The loan requires interest-only payments through December 2014, when the entire balance is due.

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

NOTE 6.    ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The lease agreements require the majority of tenants to maintain a one-month advance rental payment plus security deposits.  Amounts received for prepaid rents of approximately $1,704,000 are included in cash and cash equivalents and security deposits of approximately $1,000,000 are included with other assets.

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

The Partnership has paid quarterly dividends of $7.00 per unit ($.70 per receipt) in March, June and September, 2005 and will pay the same dividend on December 31, 2005.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A units.  Under the terms of this agreement, the holders of Class A units have the right to exchange each Class A unit for 10 depositary receipts.  The following is information per depositary receipt:

	Nine months ended September 30,
	2005	2004
Income per Depositary Receipt before Discontinued Operations	$1.69	$.90
Income from Discontinued Operations	3.44	.04
Net Income per Depositary Receipt after Discontinued Operations	$5.13	$.94

NOTE 8.    TREASURY UNITS

Treasury units at September 30, 2005 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9.    COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10.    RENTAL INCOME

During the nine months ended September 30, 2005, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less.  The remaining 7% was related to commercial properties, which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases
2006	$1,671,000
2007	1,638,000
2008	1,589,000
2009	1,431,000
2010	1,057,000
Thereafter	4,156,000

$11,542,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $291,000 for the nine months ended September 30, 2005 and $364,000 for the year ended December 31, 2004.

Rents receivable are net of allowances for doubtful accounts of $462,151 and $276,046 at September 30, 2005 and December 31, 2004, respectively. Included in rents receivable is approximately $387,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11.    CASH FLOW INFORMATION

During the nine months ended September 30, 2005 and 2004, cash paid for interest was $5,851,573 and $5,940,982 respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At September 30, 2005	$115,770,231	$120,602,330
At December 31, 2004	$115,615,800	$122,123,808

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2005 and December 31, 2004.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13.    TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances.  Taxable income is approximately $396,000 greater than statement income for the nine months ended September 30, 2005 and approximately $1,400,000 less than statement income for the year ended December 31, 2004.  The cumulative tax basis of the Partnership’s real estate at September 30, 2005 is approximately $278,000 less than the statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years is expected to increase.

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

On March 7, 2005, the Partnership invested $1,800,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (3.86% at September 30, 2005) was obtained to finance this acquisition.  The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage.  Any profits from the condominium sales will be taxed at ordinary rates.  Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid.  The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee.  This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,300,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (3.86% at September 30, 2005) was obtained to finance this acquisition.  The Partnership plans to sell the majority of units as condominiums and retain 40 to 50 units for long-term investment.  The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage.  It is estimated that it will take longer than one year to sell these units. Harold Brown has guaranteed 30% of this mortgage until such time as $5,760,000 of principal has been paid.  The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee.  As of September 30, 2005, 59 units have been sold, and 20 units have a signed purchase and sales agreement.  Gains from the sales of units (currently estimated to average $60,000 per condominium) will be taxed at ordinary income rates.  This investment is referred to as 1025 Hamilton.

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

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts.  The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 136 units as condominiums commencing in January 2005. As of September 30, 2005, 54 units have been sold and an additional 14 units are under contract. The majority of the sales proceeds will be used to reduce the mortgage. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%.  Approximately $418,000 of commissions was paid through September 30, 2005. This investment is referred to as Hamilton Place.

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

Commencing in 2005, the mortgages on Hamilton Place and Hamilton Minuteman require minimum principal payments (“Curtailment Payments”) and additional investment by the Partnership will be required if the proceeds from sales cannot provide for these payments.

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

Summary financial information for the nine months ended September 30, 2005 (unaudited)

			Hamilton Place
	Franklin Street	Hamilton Place	(for sale units)	Hamilton Minuteman	Essex 81	1025 Hamilton
Acquisition Date	November 2001	August 2004	August 2004	September 2004	March 2005	March 2005	Total
Property assets – net	$10,050,712	$27,980,003	$16,622,055	$9,516,772	$14,023,201	$15,391,064	$93,583,807
Mortgages payable	7,848,115	16,825,000	11,590,097	7,823,994	10,750,000	8,663,653	63,500,859
Total Equity	2,113,728	13,984,056	2,563,142	1,963,132	3,755,012	7,121,256	31,500,326
NERA – 50% equity	1,056,864	6,992,028	1,281,571	981,566	1,877,506	3,560,628	15,750,163

Summary income statement:
Rental income	731,582	1,733,261	998,511	511,881	682,377	1,033,858	5,691,470
Operating expenses	237,860	1,111,228	664,882	169,194	288,226	754,429	3,225,819
Management fees	29,377	71,559	15,096	20,299	30,968	26,892	194,191
Interest expense	410,930	817,702	530,240	307,177	336,870	468,915	2,871,834
Depreciation & amortization	268,529	1,088,685	627,310	394,763	271,302	526,116	3,176,705
Financing expense	—	404,881	—	—	—	—	404,881
Gain on sale of condominiums	—	—	3,402,160	—	—	3,158,749	6,560,909

Net profit (loss)	(215,114)	(1,760,794)	2,563,143	(379,552)	(244,989)	2,416,255	2,378,949
NERA – 50%	$(107,557)	$(880,397)	$1,281,572	$(189,776)	$(122,495)	$1,208,128	$1,189,475

Total units/ condominiums	40	144	136	42	49	176	587
Units to be retained	40	144	0	42	49	46	321
Units to be sold	0	0	136	0	0	130	266
Units sold through September 30, 2005	0	0	54	0	0	59	113
Balance of unsold units	0	0	82	0	0	71	153
Unsold units with deposits for future sale as of September 30, 2005	0	0	14	0	0	20	34

Additionally, the company invested $500,000 in August 2005 for a 50% equity interest in a partnership which purchased a 168-unit residential building located on Quincy Shore Drive in Quincy, MA on October 3, 2005.  (See Note 17).

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

NOTE 16.    DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30
	2005	2004

Total Revenues	$79,426	$307,679

Operating and other expenses	54,409	212,143
Depreciation and amortization	18,906	29,402
	73,315	241,545

Income from discontinued operations	$6,111	$66,134

The Partnership realized a gain on the sale of the property of approximately $5,960,033 during the nine months ended September 30, 2005.

NOTE 17.  SUBSEQUENT EVENTS

In August 2005, the Partnership invested $500,000 and in October an additional $2,000,000 for a 50% ownership interest in a 168-unit residential apartment complex located on Quincy Shore Drive in Quincy, Massachusetts.  The purchase price was $30,875,000, and a $27,450,000, thirty month mortgage with a floating interest rate of 2.1% over the 30 day Libor Index was obtained to finance this acquisition.  The Partnership plans to sell the majority of units as condominiums and retain approximately 45 units for long-term investment.  The proceeds from the condominium sales will primarily be used to reduce the above mentioned mortgage.  The Partnership is required to reduce the mortgage by no less than $18,457,500 by June 3, 2007, and by $24,697,500 by August 3, 2008.  This investment is referred to as Hamilton Bay, LLC.

On October 27, 2005, the Partnership increased the mortgage on Hamilton 1025 and distributed $1,950,000 to the Partnership.

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

While the national economy has largely recovered from the recession of the late 1990s and early 2000s, Massachusetts’ local economy continues to lag behind.  Job growth remains slow.  Vacancy rates for downtown office space have improved from nearly 20%, and similar vacancy rates are seen to begin improving in suburban areas.  In the face of these economic realities however, the Partnership has kept its residential vacancy rate below the 5-6% local industry average.  However, doing so has resulted in slow revenue growth due to various incentives for new rentals.  Additionally, new housing product in the residential market and low mortgage interest rates that attracted first-time buyers continue to be direct competitors of the rental housing market resulting in higher turnover expenses and unit renovation costs.  Finally, an abnormally cold winter, historically high snowfall, steadily increasing utility costs and increases in other operating expenses outpaced any modest increases in rental revenue that the Partnership’s properties have experienced to date.

The Partnership expects these conditions to continue throughout 2005.  Revenue gains are expected to be modest while increases in non-controllable operating expenses are expected to continue.  Competition continues to be strong; however the payment of rental commissions to encourage leaseup has begun to abate.  As a result, it is presently unclear whether future earnings from operations will accelerate in the near term.  Lastly, tax reform allowed the Partnership to accelerate depreciation on improvements and acquisitions over the past two years reducing taxable income.  These tax incentives expired in 2004.  Therefore, we expect income taxable to partners to increase in 2005 and to be more in line with the Partnership’s financial statement net income, which will be substantially higher due to property sales.

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

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 21.9% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members).  Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton.

Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director.  Three of NewReal’s other directors Thomas Raffoul, Conrad DiGregorio, and Edward Sarkesian also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 4% and 5% of the repair and maintenance expense paid for by the Partnership in the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters.  However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 63% of the legal services paid for by the Partnership during the nine months ended September 30, 2005 and approximately 81% for the year ended December 31, 2004.

R. Brown Partners, which is owned by Ronald Brown, manages five condominium units located in Brookline, Massachusetts.  That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.  Additionally, as described in Note 3, the Hamilton Company received $597,000 in fees from the investment properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  In 2005, Hamilton provided the Partnership approximately $68,000 in construction and architectural services.  In 2004, Hamilton provided construction and architectural services paid for by the Partnership totaling $3,781,000 including approximately $3,500,000 for the construction of 20 additional residential units at Westgate Apartments in Woburn, Massachusetts.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions.  Since that time, such services have been provided by the accounting staff at Hamilton which consists of approximately twelve people.  Hamilton currently charges the Partnership $80,000 ($20,000 per quarter) per year for bookkeeping and accounting services.

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

Investments in Partnerships:  The Partnership accounts for its 50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities.  These investments are recorded initially at cost, as Investments in Partnerships, and subsequently adjusted for the Partnership’s share in earnings, cash contributions and distributions.  Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $601,312 during the three months ended September 30, 2005 compared to $299,869 for the three months ended September 30, 2004, an increase of $301,443 (100%).

The rental activity is summarized as follows:

	Occupancy Date
	November 8, 2005	August 2, 2005	November 8, 2004

Residential
Units	2,402	2,402	2,420
Vacancies	34	58	95
Vacancy rate	1.4%	2.4%	3.9%
Commercial
Total square feet	85,275	85,275	85,275
Vacancy	0	0	850
Vacancy rate	0%	0%	1%

	Rental Income (in thousands) Three Months Ended September 30,
	2005		2004
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,837	$7,837	$7,640	$7,541
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$103	$103	$90	$90

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	September 30, 2005	September 30, 2004	Dollar Change	Percent Change

Revenues:
Rental income	$7,836,797	$7,541,132	$295,665	3.9%
Laundry and sundry income	105,951	94,201	11,750	12.5%
	7,942,748	7,635,333	307,415	4.0%

Expenses:
Administrative	307,881	322,532	(14,651)	(4.5)%
Depreciation and amortization	1,642,148	1,551,431	90,717	5.8%
Interest	1,960,195	1,965,489	(5,294)	(0.3)%
Management fees	315,741	311,238	4,503	1.4%
Operating	692,382	669,136	23,246	3.5%
Renting	190,651	272,372	(81,721)	(30.0)%
Repairs and maintenance	1,371,378	1,438,459	(67,081)	(4.7)%
Taxes and insurance	861,060	804,807	56,253	7.0%
	7,341,436	7,335,464	5,972	0.1%

Income before other income	601,312	299,869	301,443	100.5%

Other Income (Loss)
Interest income	58,907	52,140	6,767	13.0%
Income (Loss) from investment in partnerships	521,993	(160,706)	682,699	424.8%
	580,900	(108,566)	689,466	635.1%
Income from continuing operations	1,182,212	191,303	990,909	518.0%

Discontinued Operations:
Income from discontinued operations	1,727	18,708	(16,981)	(90.8)%
Gain (loss) on the sale of real estate from discontinued operations	189,670	—	189,670	100.0%
	191,397	18,708	172,689	923.2%
Net Income	$1,373,609	$210,011	$1,163,598	554.1%

The following is a comparative schedule for the three months ended September 30, 2005 and 2004 of the changes in revenue and expenses from rental operations excluding the 2004 acquisitions.

	Total Partnership 2005	Less Acquired Properties	Same Properties in 2005	Same Properties in 2004*	Dollar Change	Percent Change
Revenues:
Rental income	$7,836,797	$87,680	$7,749,117	$7,541,132	$207,985	2.8%
Laundry and sundry income	105,951	—	105,951	94,201	11,750	12.5%
	7,942,748	87,680	7,855,068	7,635,333	219,735	2.9%
Expenses
Administrative	307,881	—	307,881	322,532	(14,651)	(4.5)%
Depreciation and amortization	1,642,148	61,564	1,580,584	1,551,431	29,153	1.9%
Interest	1,960,195	26,834	1,933,361	1,965,489	(32,128)	(1.6)%
Management fees	315,741	3,422	312,319	311,238	1,081	0.3%
Operating	692,382	2,055	690,327	669,136	21,191	3.2%
Renting	190,651	646	190,005	272,372	(82,367)	(30.2)%
Repairs and maintenance	1,371,378	1,018	1,370,360	1,438,459	(68,099)	(4.7)%
Taxes and insurance	861,060	13,142	847,918	804,807	43,111	5.4%
	7,341,436	108,681	7,232,755	7,335,464	(102,709)	(1.4)%

Income before other income	601,312	(21,001)	622,313	299,869	322,444	107.5%

* Discontinued operations are excluded in the quarter-to-quarter comparison.

Rental income from continuing operations for the three months ended September 30, 2005 was approximately $7,837,000 compared to approximately $7,541,000 for the three months ended September 30, 2004, an increase of approximately $296,000 (4%).  This increase was due to rental revenue of approximately $88,000 from the newly completed units at Courtyard at Westgate, an increase of approximately $53,000 at 62 Boylston Street, an increase of approximately $31,000 at the Westgate Apartments, an increase of approximately $24,000 at Hamilton Oaks, and an increase of approximately $21,000 at North Beacon Street Apartments.  There were insignificant changes at other properties.

Total expenses from continuing operations for the three months ended September 30, 2005 were approximately $7,341,000 compared to approximately $7,335,000 for the three months ended September 30, 2004, an increase of approximately $6,000. Although the total increase in expenses is not significant, there were significant changes in many types of expenses.  The significant increases included operating expenses of approximately $23,000 (3%), taxes and insurance of approximately $56,000 (7%) and depreciation and amortization expenses of approximately $91,000 (6%).  The increase in operating expense is due to increased security costs, increases in taxes and insurance are due to increases in real estate taxes and the increase in depreciation and amortization is due to ongoing capital improvements at the Partnership properties.  These increases are offset by decreases in repairs and maintence expenses of approximately $67,000 (5%), renting expenses of approximately $82,000 (30%), and administrative expenses of approximately $15,000 (5%).  The decrease in both repairs and maintenance as well as renting expenses is due primarily to improved occupancy levels and lower tenant turnover.  Advertising and rental commissions have decreased due to a stronger rental market.

At September 30, 2005, the Partnership has a 50% ownership interest in five different investment properties.  See Note 14 for financial information of these investment properties.  The summaries are as follows:

Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001.  The Partnership’s share of loss on this investment for the three months ended September 30, 2005 was $45,230 compared to $48,536 for the three months ended September 30, 2004.  The loss for the nine months ended September 30, 2005 was $107,557 compared to $121,588 for the nine months ended September 30, 2004.  There are two units vacant at September 30, 2005.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 280 units in six buildings in August 2004.  The Partnership plans to sell 136 of the units as condominiums located in three buildings.  At September 30, 2005, 54 units have been sold and 14 additional units have reservation agreements.  The Partnership’s share of income for the three months ended September 30, 2005 was $188,871.  The Partnership’s share of income for the nine months ended September 30, 2005 was $401,175 which includes a gain on the sale of 54 units of $1,701,080.  There were 14 units vacant at September 30, 2005.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004.  The Partnership may market this property as condominiums in the future however it is not being marketed at this time.  The Partnership’s share of loss on this investment was $61,571 and $189,776 for the three and nine months ended September 30, 2005, respectively.  There is one vacant unit at September 30, 2005.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005.  The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot.  The Partnership’s share of loss on this investment is $50,832 and $122,495 for the three and nine months ended September 30, 2005 respectively.  There are no units vacant at September 30, 2005.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005.  The Partnership plans to sell 130 units as condominiums.  As of September 30, 2005, 59 units have been sold, and 20 units have been reserved.  The Partnership’s share of income on this investment is $490,755 and $1,208,128 for the three and nine months ended September 30, 2005 respectively.  This income includes the gain on the sale of 59 units of $3,158,749.

On March 22, 2005, the Partnership sold the Middlesex Apartments located in Newton, Massachusetts.  The selling price was $6,500,000.  The operating profit for the nine months ended September 30, 2005 of $6,111 and the gain of $5,960,033, net of mortgage prepayment penalties of approximately $382,000 and selling expenses, are included in income from discontinued operations.  See Note 2 to the Consolidated Financial Statements.

Interest income was approximately $59,000 for the three months ended September 30, 2005 compared to approximately $52,000 for the three months ended September 30, 2004 an increase of approximately $7,000 (13%).  This increase reflects an increase in interest rates.

As a result of the changes discussed above, net income for the three months ended September 30, 2005 was $1,373,609 compared to $210,011 for the three months ended September 30, 2004, an increase of $1,163,598 (554%).

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

The Partnership and its Subsidiary Partnerships earned income before other income of $1,575,061 for the nine months ended September 30, 2005 compared to $1,609,798 for the nine months ended September 30, 2004, a decrease of $34,737 (2.1%).  The following is a summary of the Partnership’s rental income for the nine months ended September 30, 2005 and 2004.  As more fully described in the schedules below, this decrease in net income is primarily due to an increase in operating expenses including significant depreciation, operating expenses, and taxes and insurance expense.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	September 30, 2005	September 30, 2004	Dollar Change	Percent Change

Revenues:
Rental income	$23,446,985	22,786,701	$660,284	2.9%
Laundry and sundry income	310,007	255,125	54,882	21.5%
	23,756,992	23,041,826	715,166	3.1%

Expenses:
Administrative	967,199	966,689	510	0.1%
Depreciation and amortization	4,745,603	4,452,078	293,525	6.6%
Interest	5,842,077	5,886,669	(44,592)	(0.8)%
Management fees	956,485	940,694	15,791	1.7%
Operating	2,870,006	2,443,804	426,202	17.4%
Renting	448,420	507,738	(59,318)	(11.7)%
Repairs and maintenance	3,661,190	3,687,770	(26,580)	(0.7)%
Taxes and insurance	2,690,951	2,546,586	144,365	5.7%
	22,181,931	21,432,028	749,903	3.5%

Income before other income	1,575,061	1,609,798	(34,737)	(2.2)%

Other Income (Loss)
Interest income	156,815	186,863	(30,048)	(16.1)%
(Loss) from investment in partnerships	1,189,475	(233,758)	1,423,233	608.8%
	1,346,290	(46,895)	1,393,185	2,970.1%
Income from continuing operations	2,921,351	1,562,903	1,358,448	86.9%

Discontinued Operations:
Income from discontinued operations	6,111	66,134	(60,023)	(90.8)%
Gain on the sale of real estate from discontinued operations	5,960,033	—	5,960,033	100.0%
	5,966,144	66,134	5,900,010	(8,921.3)%
Net Income	$8,887,495	$1,629,037	$7,258,458	445.6%

	Total Partnership 2005	Less Acquired Properties	Same Properties in 2005	Same Properties in 2004*	Dollar Change	Percent Change

Revenues:
Rental income	$23,446,985	$258,110	$23,188,875	$22,786,701	$402,174	1.8%
Laundry and sundry income	310,007	—	310,007	255,125	54,882	21.5%
	23,756,992	258,110	23,498,882	23,041,826	457,056	2.0%

Expenses
Administrative	967,199	—	967,199	966,689	510	0.1%
Depreciation and amortization	4,745,603	184,213	4,561,390	4,452,078	109,312	2.5%
Interest	5,842,077	79,042	5,763,035	5,886,669	(123,634)	(2.1)%
Management fees	956,485	10,086	946,399	940,694	5,705	0.6%
Operating	2,870,006	11,790	2,858,216	2,443,804	414,412	17.0%
Renting	448,420	2,031	446,389	507,738	(61,349)	(12.1)%
Repairs and maintenance	3,661,190	6,586	3,654,604	3,687,770	(33,166)	(0.9)%
Taxes and insurance	2,690,951	31,846	2,659,105	2,546,586	112,519	4.4%
	22,181,931	325,594	21,856,337	21,432,028	424,309	2.0%

Income before other income	$1,575,061	$(67,484)	$1,642,545	1,609,798	32,747	2.0%

*Discontinued operations are excluded in the quarter-to-quarter comparison.

Rental income from continuing operations for the nine months ended September 30, 2005 was approximately $23,447,000 compared to approximately $22,787,000 for the nine months ended September 30, 2004, an increase of approximately $660,000 (3%).  This increase is due primarily to the 20 additional units at Courtyard at Westgate which represents $258,000 of this increase.  Other properties with rental income increases include 62 Boylston Street in the amount of approximately $125,000, Westside Colonial of approximately $51,000, School Street of approximately $46,000, Redwood Hills of approximately $30,000 and the existing apartments at Westgate Woburn of approximately $70,000.  There were insignificant increases at other properties.

Total expenses from continuing operations for the nine months ended September 30, 2005 were approximately $22,182,000 compared to approximately $21,432,000 for the nine months ended September 30, 2004, an increase of approximately $750,000 (3.5%).  As indicated in the schedule above, approximately $326,000 of this increase represents the property constructed in 2004.  Other comparable increases include operating expenses of $414,000 (17%), depreciation and amortization expense of approximately $109,000 (2.4%) and taxes and insurance of approximately $113,000 (4.4%).  An explanation of these increases is discussed above.

Interest income was approximately $157,000 for the nine month ended September 30, 2005, compared to approximately $187,000 for the nine months ended September 30, 2004, a decrease of approximately $30,000.  This decrease is due primarily to a decrease in cash available for investment.

As discussed previously, the Partnership has a 50% ownership interest in five investment properties.  The net income from these investments is approximately $1,189,000 for the nine months ended September 30, 2005 compared to a loss of approximately $234,000.  The income for the nine months ended September 30, 2005 includes the Partnerships portion of the gain of approximately $3,280,455 on the sale of units at two of the properties.

Income from discontinued operations for the nine months ended September 30, 2005, includes a gain of approximately $5,960,033 on the sale of the Middlesex Apartments in Brookline, Massachusetts.

As a result of the changes discussed above, net income for the nine months ended September 30, 2005 was $8,887,495 compared to $1,629,037 for the nine months ended September 30, 2004, an increase of $7,258,458.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2005 and 2004 were the collection of rents, sale of a Partnership property and the refinancing of a Partnership property in 2005.

The majority of cash and cash equivalents of $11,544,410 at September 30, 2005 and $9,862,810 at December 31, 2004 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $1,681,600 for the nine months ended September 30, 2005 is summarized as follows:

	Nine Months Ended September 30,
	2005	2004
Cash provided by operating activities	$5,940,316	$6,273,278
Cash provided by (used in) investing activities	(780,736)	(19,925,928)
Cash provided by (used in) financing activities	154,431	(535,638)
Dividends paid	(3,632,411)	(3,494,496)
Net increase (decrease) in cash and cash equivalents	$1,681,600	$(17,682,784)

The cash provided by operating activities is primarily due to the net income plus depreciation expense.  The increase in cash provided by investing activities is due to the sale of a Partnership property in March 2005, offset by investments made by the Partnership during the nine months ended September 30, 2005.  The increase in cash provided by financing activities is due to the refinancing of a Partnership property in January 2005.

As discussed previously, the Partnership invested approximately $4,852,000 for a 50% ownership interest in three partnerships during the nine months ended September 30, 2005.  See above for a discussion of the investments and the related net income on these investments.

The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, 2005, June 30, 2005 and September 30, 2005.  The total distributions paid during the nine months ended September 30, 2005 were $3,632,411, compared to $3,494,496 for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,123,000.  The most significant improvements were made at the following properties: approximately $375,000 at Westgate in Woburn, Massachusetts; approximately $183,000 at 62 Boylston Street, Boston, Massachusetts; approximately $152,000 at Westside Colonial in Brockton, Massachusetts; approximately $189,000 at Hamilton Oaks in Brockton, Massachusetts; approximately $167,000 at School Street in Framingham, Massachusetts; and approximately $113,000 at 1144 Commonwealth Avenue in Brighton, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the financing of applicable properties.

In addition to the improvements made to date in 2005, the Partnership and its Subsidiary Partnerships plan to invest approximately $585,000 in capital improvements during the balance of 2005, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, 62 Boylston, River Drive, and Redwood Hills.  These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership’s cash.

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

Off-Balance Sheet Arrangements – Joint Venture Indebtedness

As of September 30, 2005, the Partnership had a 50% ownership in five joint ventures, all of which have mortgage indebtedness.  We do not have control of these partnerships and therefore we account for them using the equity method of consolidation.  At September 30, 2005 our proportionate share of the non-recourse debt related to these investments was equal to approximately $31,750,000.  See Note 14 to the consolidated financial statements.

Contractual Obligations

Please see Note 5 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other contractural obligation to be disclosed.

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

The residential real estate market in the Greater Boston area continues to be competitive and the Partnership anticipates the climate will remain the same in the foreseeable future.  This may result in increases in vacancy rates and/or a reduction in rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, the Partnership and its subsidiary Partnerships collectively have approximately $115,770,000 in long-term debt, all of which have fixed interest rates.  Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Item 4—CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate.  There have been no significant changes in internal controls or in other factors that could significantly affect our internal controls since the date of evaluation.  We do not believe any significant deficiencies or material weaknesses exist in our internal controls.  Accordingly, no corrective actions have been taken. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness and to ensure our systems evolve with our business.

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

Date: November 14, 2005

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