Form 10-K
period 2005-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2006-03-16
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number 0-12138

New England Realty Associates Limited Partnership

(Exact name of registrant as specified in its charter)

Massachusetts	04-2619298
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
39 Brighton Avenue, Allston, Massachusetts (Address of principal executive offices)	02134 (Zip code)

Registrant’s telephone number, including area code: (617) 783-0039

Securities registered pursuant to Section 12(b) of the Act:

Depositary Receipts	American Stock Exchange
(Title of each Class)	(Name of each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

Class A

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Documents Incorporated By Reference

None

As of June 30, 2005, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $85,485,560 based on the average bid and asked price of the registrant’s traded securities on such date.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

PART I

ITEM 1.                BUSINESS

General

New England Realty Associates Limited Partnership (“NERA” or the “Partnership”), a Massachusetts Limited Partnership, was formed on August 12, 1977 as the successor to five real estate limited partnerships (collectively, the “Colonial Partnerships”), which filed for protection under Chapter XII of the Federal Bankruptcy Act in September 1974. The bankruptcy proceedings were terminated in late 1984. In July 2004, the General Partner extended the termination date of the Partnership until 2057, as allowed in the Partnership Agreement.

The authorized capital of the Partnership is represented by three classes of partnership units (“Units”). There are two categories of limited partnership interests (“Class A Units” and “Class B Units”) and one category of general partnership interests (the “General Partnership Units”). The Class A Units were issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each Class A Unit is exchangeable for 10 publicly traded depositary receipts (“Receipts”), which are currently listed on the American Stock Exchange and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the “General Partner”). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest, and the General Partnership Units represent a 1% ownership interest.

The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 22 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership’s subsidiary limited partnerships and limited liability companies are each referred to as a “Subsidiary Partnership” and are collectively referred to as the “Subsidiary Partnerships.”

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in six limited liability companies (the “Investment Properties”) in which the Partnership has a 50% ownership interest, the majority shareholder of the General Partner own between 43.2% and 47.5%, and the President and five other employees of the Partnership’s management company, The Hamilton Company, own between 6.8% and 2.5%, respectively. See Note 14 to the Consolidated Financial Statements for a description of the properties and their operations. The Partnership’s interest in the Investment Properties is accounted for on the equity method of consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 39 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of March 8, 2006, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 8, 2006, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

Additionally, as of December 31, 2005, the Partnership owned a 50% ownership interest in six residential complexes, the Investment Properties, with a total of 606 units. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the “Properties.”

Harold Brown and, in certain cases, Ronald Brown, own or have owned interests in certain of the Properties and the Subsidiary Partnerships. See “Item 13. Certain Relationships and Related Transactions.”

The leasing of real estate in the metropolitan Boston area of Massachusetts is highly competitive. The Apartment Complexes, Condominium Units and the Investment Properties must compete for tenants with other residential apartments and condominium units in the areas in which they are located. The Commercial Properties must compete for commercial tenants with other shopping malls and office buildings in the areas in which they are located. Thus, the level of competition at each Property depends on how many other similarly situated properties are in its vicinity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results.”

The Second Amended and Restated Contract of Limited Partnership of the Partnership (the “Partnership Agreement”) authorizes the General Partner to acquire real estate and real estate related investments from or in participation with either or both of Harold Brown and Ronald Brown, or their affiliates, upon the satisfaction of certain terms and conditions, including the approval of the Partnership’s Advisory Committee and limitations on the price paid by the Partnership for such investments. The Partnership Agreement also permits the Partnership’s limited partners and the General Partner to make loans to the Partnership, subject to certain limitations on the rate of interest that may be charged to the Partnership. Except for the foregoing, the Partnership does not have any policies prohibiting any limited partner, General Partner or any other person from having any direct or indirect pecuniary interest in any investment to be acquired or disposed of by the Partnership or in any transaction to which the Partnership is a party or has an interest in or from engaging, for their own account, in business activities of the types conducted or to be conducted by the Partnership. The General Partner is not limited in the number or amount of mortgages which may be placed on any Property, nor is there a policy limiting the percentage of Partnership assets which may be invested in any specific Property.

Industry Segments

The Partnership operates in only one industry segment—real estate. The Partnership does not have any foreign operations, and its business is not seasonal. See the Consolidated Financial Statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

Recent Developments

In 2005, the Partnership paid a distribution of  $28.00 per Unit ($2.80 per Receipt) for a total payment of $4,843,216. In 2004, the Partnership paid a distribution of $27.20 per Unit ($2.72 per Receipt) for a total payment of $4,704,838. In February 2006, the Partnership approved a quarterly distribution of $7.00 per Unit ($0.70 per Receipt), payable on March 31, 2006.

During 2005, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,600,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, 1131 Commonwealth Avenue, Hamilton Oaks, Westside Colonial, Brookside Associates, and School Street, at a cost of approximately $132,000, $55,000, $189,000, $178,000, $72,000 and $213,000, respectively. The Partnership plans to invest approximately $2,000,000 in capital improvements in 2006.

As more fully described in Note 14 to the Consolidated Financial Statements, during 2005, the Partnership invested approximately $6,853,000 to acquire 50% equity interests in three complexes, located in Boston and Quincy, Massachusetts. These Investment Properties subsequently returned approximately $2,100,000 to the Partnership.

Advisory Committee

The Partnership has an Advisory Committee composed of two limited partners who are not general partners or affiliates of the Partnership. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

Two members of the Advisory Committee were elected directors of the General Partner and appointed members of the General Partner’s Audit Committee on March 11, 2002. See “Item 10. Directors and Executive Officers of the Registrant.”

Available Information

The Partnership’s website is www.thehamiltoncompany.com/InvestorRelations.htm. On its website, the Partnership makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. These forms are made available as soon as reasonably practical after the Partnership electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Partnership’s website includes other items related to corporate governance matters, including, among other things, the Partnership’s corporate governance guidelines, charters of various committees of the Board of Directors, and the Partnership’s code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained, free of charge, from the website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Director of Investor Relations, New England Realty Associates Limited Partnership, 39 Brighton Avenue, Allston, MA 02134.

ITEM 1A.        RISK FACTORS

We are subject to certain risks and uncertainties as described below. These risks and uncertainties may not be the only ones we face; there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. Our ability to pay distributions on, and the market price of, our equity securities may be adversely affected if any of such risks are realized.  All investors should consider the following risk factors before deciding to purchase or sell securities of the Partnership.

We are subject to risks inherent in the ownership of real estate.   We own and manage multifamily apartment complexes and commercial properties that are subject to varying degrees of risk generally incident to the ownership of real estate. Our financial condition, the value of our properties and our ability to make distributions to our shareholders will be dependent upon our ability to operate our properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are discussed in more detail below:

•       changes in the economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

•       a lessening of demand for the multifamily units that we own;

•       competition from other available multifamily units and changes in market rental rates;

•       increases in property and liability insurance costs;

•       changes in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);

•       changes in laws and  regulations affecting properties (including tax, environmental, zoning and building codes, and housing laws and regulations);

•       weather and other conditions that might adversely affect operating expenses;

•       expenditures that cannot be anticipated, such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;

•       our inability to control operating expenses or achieve increases in revenues;

•       the results of litigation filed or to be filed against us;

•       risks related to our joint ventures;

•       risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;

•       catastrophic property damage losses that are not covered by our insurance;

•       risks associated with property acquisitions such as environmental liabilities, among others;

•       changes in market conditions that may limit or prevent us from acquiring or selling properties; and

•       the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

We are dependent on rental income from our multifamily apartment complexes and commercial properties.   If we are unable to attract and retain residents or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders will be adversely affected.

Our multifamily apartment complexes and commercial properties are subject to competition.   Our properties and joint venture investments are located in developed areas that include other properties. The properties also compete with other rental alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes, in attracting residents. This competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

The properties we own are concentrated in Eastern Massachusetts and Southern New Hampshire.   Our performance, therefore, is linked to economic conditions and the market for available rental housing in these states. The decline in the market for apartment housing and/or commercial properties may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

Our insurance may not be adequate to cover certain risks.   There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks, that may be uninsurable, or are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our equity in the affected property as well as the anticipated future cash flow from that property. Any such loss could have a material adverse effect on our business, financial condition and results of operations.

Debt financing could adversely affect our performance.   The vast majority of our assets are encumbered by project specific, non-recourse, non-cross-collateralized mortgage debt. There is a risk that these properties will not have sufficient cash flow from operations for payments of required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the Partnership will either invest additional money in the property or the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

Real estate investments are generally illiquid, and we may not be able to sell our properties when it is economically or strategically advantageous to do so.   Real estate investments generally cannot be sold quickly, and our ability to sell properties may be affected by market conditions. We may not be able to diversify or vary our portfolio promptly in accordance with our strategies or in response to economic or other conditions.

Our access to public debt markets is limited.   Substantially all of our debt financings are secured by mortgages on our properties because of our limited access to public debt markets.

Litigation may result in unfavorable outcomes.   Like many real estate operators, we may be involved in lawsuits involving premises liability claims, housing discrimination claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred.

Our financial results may be adversely impacted if we are unable to sell properties and employ the proceeds in accordance with our strategic plan.   Our ability to pay down debt, reduce our interest costs, buy back stock and acquire properties is dependent upon our ability to sell the properties we have selected for disposition at the prices and within the deadlines we have established for each respective property.

The costs of complying with laws and regulations could adversely affect our cash flow and ability to make distributions to our shareholders.   Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider apartment complexes to be public accommodations or commercial facilities, except for portions of such properties that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment complexes first occupied after March 13, 1990, to be accessible to the handicapped. Other laws also require apartment communities to be handicap accessible. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. We have been subject to lawsuits alleging violations of handicap design laws in connection with certain of our developments. If compliance with these laws involves substantial expenditures or must be made on an accelerated basis, our ability to make distributions to our shareholders could be adversely affected.

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other law imposes on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the apartment communities or on the land upon which they are located.

We are subject to the risks associated with investments through joint ventures.   Six of our properties are owned by joint ventures in which we do not have a controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer's interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

We are subject to risks associated with development, acquisition and expansion of multifamily apartment complexes.   Development projects and acquisitions and expansions of apartment complexes are subject to a number of risks, including:

•       availability of acceptable financing;

•       competition with other entities for investment opportunities;

•       failure by our properties to achieve anticipated operating results;

•       construction costs of a property exceeding original estimates;

•       delays in construction; and

•       expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.

We are subject to control by our directors and officers.   The directors and executive officers of the General Partner and members of their families owned approximately 18.0% of our depositary receipts as of December 31, 2005. Additionally, management decisions rest with our General Partner without limited partner approval. The Partnership has not submitted any items for a vote by partners since inception.

Competition for skilled personnel could increase our labor costs.   We and our management company compete with various other companies in attracting and retaining qualified and skilled personnel who are responsible for the day-to-day operations of our properties.  Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  We may not be able to offset such added costs by increasing the rates we charge our tenants.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

We depend on our key personnel.   Our success depends to a significant degree upon the continued contribution of key members of the management company, who may be difficult to replace. The loss of services of these executives could have a material adverse effect on us. There can be no assurance that the services of such personnel will continue to be available to us. We do not hold key-man life insurance on any of our key personnel.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                THE PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 50% interest in six Investment Properties.

See also “Item 13. Certain Relationships and Related Transactions” for information concerning affiliated transactions.

Apartment Complexes

The table below lists the location of the 22 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of March 8, 2006, the principal amount outstanding under any mortgages as of December 31, 2005, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2005	Maturity Date of Mortgage
Avon Street Apartments L.P.	66 units		0	$2,550,000	2013
130 Avon Street	0 three-bedroom	N/A		4.99%
Malden, MA	30 two-bedroom	$990-1,225
	33 one-bedroom	$760-1,075
	3 studios	$840-875
Boylston Downtown L.P.	268 units		2	$19,500,000	2013
62 Boylston Street	0 three-bedroom	N/A		4.84%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,130-1,800
	215 studios	$940-1,325
Brookside Associates, LLC	44 units		1	$1,984,165	2011
5-7-10-12 Totman Road	0 three-bedroom	N/A		7.63%
Woburn, MA	34 two-bedroom	$1,050-1,300
	10 one-bedroom	$950-1,050
	0 studios	N/A
Clovelly Apartments L.P.	103 units		0	$2,200,000	2010
160-170 Concord Street	0 three-bedroom	N/A		8.44%
Nashua, NH	53 two-bedroom	$770-1,220
	50 one-bedroom	$725-810
	0 studios	N/A
Coach L.P.	48 units		0	$1,500,000	2010
53-55 Brook Street	0 three-bedroom	N/A		8.46%
Acton, MA	24 two-bedroom	$1,000-1,150
	24 one-bedroom	$750-1,035
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$1,800,000	2010
1131-1137 Commonwealth Ave.	28 three-bedroo	$1,500-2,000		8.44%
Allston, MA	5 two-bedroom	$1,180-1,425
	1 one-bedroom	$575
	1 studio	$650
Commonwealth 1144 L.P.	261 units		0	$7,500,000	2010
1144-1160 Commonwealth Ave	0 three-bedroom	N/A		8.44%
Allston, MA	11 two bedroom	$600-1,350
	109 one-bedroom	$720-1,200
	141 studios	$700-950
Courtyard at Westgate, LLC(1)	20 units		0	$2,000,000	2015
105-107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,400-1,850

	8 one-bedroom	$1,150-1,300
	0 studios	N/A
Dean Street Associates, LLC	69 units		0	$5,650,000	2014
38-48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$975-1,250
	3 one-bedroom	$875-975
	0 studios	N/A
Executive Apartments L.P	72 units		3	$1,900,000	2010
545-561 Worcester Road	1 three-bedroom	$1,200		8.44%
Framingham, MA	47 two-bedroom	$900-1,155
	24 one-bedroom	$800-1,050
	0 studios	N/A
Hamilton Oaks Associates, LLC	268 units		1	$10,963,532	2009
30-50 Oak Street Extension	0 three-bedroom	N/A		7.84%
40-60 Reservoir Street	96 two-bedroom	$910-1,175
Brockton, MA	159 one-bedroom	$850-1,175
	13 studios	$700-825

Highland Street Apartments L.P.	36 units		1	$800,000	2010
38-40 Highland Street	0 three-bedroom	N/A		8.44%
Lowell, MA	24 two-bedroom	$725-900
	10 one-bedroom	$700-810
	2 studios	$600-690
Linhart L.P	9 units		1	$1,700,000	2010
4-34 Lincoln Street	0 three-bedroom	N/A		8.46%
Newton, MA	0 two-bedroom	N/A
	6 one-bedroom	$775-1,000
	3 studios	$750-850
Nashoba Apartments L.P.	32 units		2	$2,000,000	2013
284 Great Road	0 three-bedroom	N/A		5.30%
Acton, MA	32 two-bedroom	$1,000-1,355
	0 one-bedroom	N/A
	0 studios	N/A
North Beacon 140 L.P	65 units		1	$4,500,000	2010
140-154 North Beacon Street	10 three-bedroom	$1,725-2,100		8.44%
Brighton, MA	54 two-bedroom	$1,450-1,950
	1 one-bedroom	$800
	0 studios	N/A
Oak Ridge Apartments L.P.	61 units		1	$2,700,000	2013
135 Chestnut Street	42 three-bedroom	$1,000-1,250		5.04%
Foxboro, MA	19 two-bedroom	$900-1,045
	0 one-bedroom	N/A
	0 studios	N/A
Olde English Apartments L.P.	84 units		0	$1,850,000	2010
703-718 Chelmsford Street	0 three-bedroom	N/A		8.44%
Lowell, MA	47 two-bedroom	$800-1,025
	30 one-bedroom	$725-920
	7 studios	$750-800
Redwood Hills L.P	180 units		3	$4,750,000	2010
376-384 Sunderland Road	0 three-bedroom	N/A		8.44%
Worcester, MA	89 two-bedroom	$800-1,185
	91 one-bedroom	$750-950
	0 studios	N/A
River Drive L.P.	72 units			$1,850,000	2010
3-17 River Drive	0 three-bedroom	N/A		8.44%
Danvers, MA	60 two-bedroom	$925-1,095
	5 one-bedroom	$725-910
	7 studios	$750-855

School Street 9, LLC	184 units		1	$17,000,000	2013
9 School Street	0 three-bedroom	N/A		5.47%
Framingham, MA	93 two-bedroom	$990-1,280
	89 one-bedroom	$830-1,105
	2 studios	$300-1,200
WCB Associates, LLC	180 units		3	$4,784,832	2008
10-70 Westland Street	1 three-bedroom	$1,080		6.52%
985-997 Pleasant Street	94 two-bedroom	$835-995
Brockton, MA	85 one-bedroom	$750-930
	0 studios	N/A
Westgate Apartments, LLC	220 units		3	$10,484,823	2014
2-20 Westgate Drive	0 three-bedroom	N/A		7.07%
Woburn, MA	110 two-bedroom	$970-1,340
	110 one-bedroom	$775-1,230
	0 studios	N/A

See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 24 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 24 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of  March 8, 2006.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2005	Maturity Date of Mortgage
Harvard Gardens	5 units		0	$1,600,000	2006
45-59 Harvard Ave.	0 three-bedroom	N/A		5.25%
Brookline, MA	5 two-bedroom	$2,100-2,200
	0 one-bedroom	N/A
	0 studios	N/A
Riverside Apartments	19 units		0	—	—
8-20 Riverside Street	0 three-bedroom	N/A		—
Watertown, MA	12 two-bedroom	$1,000-1,325
	5 one-bedroom	$945-1,170
	2 studios	$850

Commercial Properties

BOYLSTON DOWNTOWN LP.   In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 17,218 square feet of rentable commercial space. As of March 8, 2006, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $21.52. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $20,000 per year through July 2006. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

HAMILTON OAKS ASSOCIATES, LLC.   The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of March 8, 2006, the commercial space was fully occupied, and the average rent per square foot was $14.69. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $29,000 per year through November 2010. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

LINHART LP.   In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 21,055 square feet of rentable commercial space. As of March 8, 2006, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $22.64. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

NORTH BEACON 140 LP.   In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of March 8, 2006, and the average rent per square foot as of that date was $25.47. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

STAPLES PLAZA.   In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 39,600 square feet of rentable commercial space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries a fixed interest rate of 8.00% and matures in 2016. As of December 31, 2005, the mortgage had an outstanding balance of $4,017,889. As of March 8, 2006, Staples Plaza was fully occupied, and the average net rent per square foot was $20.72.

Investment Properties

See Note 14 to the Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2005	Maturity Date of Mortgage
345 Franklin, LLC(B)	40 Units		0	$7,821,346	2014
345 Franklin Street	0 three-bedroom	N/A		6.90%
Cambridge, MA	39 two-bedroom	$1,845-2,350
	1 one-bedroom	$1,580
	0 studios	N/A
Hamilton Place, LLC(B)	146 Units		0	$16,825,000	2015
Units to be retained	0 three-bedroom	N/A		5.18%
223 Main Street	89 two-bedroom	$1,000-1,599
Watertown, MA	39 one-bedroom	$900-1,534
	18 studios	$1,050-1,125
Hamilton Place, LLC(A)	64 Units		15	$8,856,275	2007
Units held for sale	0 three-bedroom	N/A		4.48%
223 Main Street	16 two-bedroom	$1,000-1,599
Watertown, MA	45 one-bedroom	$900-1,534
	3 studios	$1,050-1,125
Hamilton Minuteman, LLC(B)	42 Units		1	$7,823,994	2007
1 April Lane	0 three-bedroom	N/A		4.48%
Lexington, MA	40 two-bedroom	$1,320-1,650
	2 one-bedroom	$1,175-1,375
	0 studios	N/A
Essex 81(B)	49 Units		0	$10,750,000	2007
81-83 Essex Street	0 three-bedroom	N/A		6.39%
Boston, Massachusetts	7 two-bedroom	$1,350-1,700
	42 one-bedroom	$893-1,400
1025 Hamilton(A)	36 Units		18	—	N/A
Units held for sale	0 three-bedroom	N/A
1025 Hancock Street	2 two-bedroom	$1,250-1,465
Quincy, Massachusetts	26 one-bedroom	$1,075-1,250
	8 studios	$1,025
1025 Hamilton(B)	49 Units	N/A	4	$9,251,000	2007
Units to be retained	0 three-bedroom	$1,250-1,465		6.39%
1025 Hancock Street	32 two-bedroom	$1,075-1,250
Quincy, Massachusetts	16 one-bedroom	$1,025
	1 studio
Hamilton Bay(B)	48 Units		0	$26,165,125	2008
Units to be retained	0 three-bedroom	N/A		6.39%
165-185 Quincy Shore Drive	24 two-bedroom	$1,375-1,500
Quincy, Massachusetts	24 one-bedroom	$1,090-1,350

Hamilton Bay(A)	103 Units		26	—	N/A
Units held for sale	0 three-bedroom	N/A
165-185 Quincy Shore Drive	46 two-bedroom	$1,375-1,550
Quincy, Massachusetts	57 one-bedroom	$1,090-1,350

(A)       Represents unsold units at March 8, 2006

(B)        Represents units to be retained

345 FRANKLIN, LLC.   In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 due in 2014.

HAMILTON PLACE, LLC.    In August 2004, the Partnership acquired for approximately $8,000,000 a 50% interest in a six building 280-unit apartment complex in Watertown, Massachusetts for $56,000,000.  A $43,000,000 mortgage was obtained on the buildings. This acquisition was subsequently split into two parcels of three buildings with the intention of selling 137 apartments in three buildings as condominiums and retaining 146 units, after additional modifications were made, in three buildings. At December 31,2005, the remaining mortgage balance of the 71 units to be sold was $8,856,275.

In February 2005, Hamilton Place obtained a new 10 year mortgage on the three buildings to be retained for $16,825,000 interest only at 5.18% for 3 years and amortizing on a 30 year schedule for the remaining 7 years when the balance is due.  The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which was used to reduce the existing mortgage.  Hamilton Place incurred a loss of approximately $400,000 in connection with this early extinguishment of debt.

HAMILTON MINUTEMAN, LLC.   In August 2004, the Partnership acquired, through this LLC, a 50% interest in a 42-unit apartment building in Lexington, Massachusetts for approximately $10,000,000. Each investor invested approximately $5,075,000 to initially fund the purchase price of the property. In October 2004, the Partnership obtained a 3-year mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The loan requires minimum principal payments of $1,000,000 payable $340,000 within 12 months and an additional $320,000 in year two and the remaining $320,000 within 30 months of the closing date (collectively, the "curtailment payments"). The Partnership may sell some units if necessary to make the curtailment payments. The maturity date can be extended for an additional one year. (See Note 14 to the Consolidated Financial Statements.)

ESSEX 81, LLC.   In March 2005, the Partnership acquired, through this LLC, a 50% interest in a 49-unit apartment building, one commercial space, and a 50 car surface parking lot located in Boston, Massachusetts for $2,000,000.  The purchase price was $14,300,000 and a  $10,750,000 30 months mortgage was obtained to fund this acquisition.

1025 HAMILTON.   The Partnership invested $2,352,500 for a 50% interest in a 176 unit property located in Quincy, Massachusetts in March 2005.  A mortgage of $19,200,000 was obtained to fund this $23,750,000 acquisition.  The 30 months mortgage has a floating interest of 2% over the 30 day Libor Index (6.39% at December 31,2005). The Partnership plans to sell 130 units as condominiums.  As of December 31, 2005, 82 units have been sold, and the mortgage reduced to $9,251,000 from the proceeds.

HAMILTON BAY.   On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (6.39% at December 31, 2005) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates.  As of December 31, 2005, there were no sales.

ITEM 3.                LEGAL PROCEEDINGS

The Partnership, the Subsidiary Partnerships and their properties are not presently subject to any material litigation, and, to management’s knowledge, there is not any material litigation presently threatened against them. The Partnership and Subsidiary Partnerships are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners of the Partnership during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Each Class A Unit is exchangeable, through Computershare Trust Company (“Computershare”) (formerly Equiserve LP), the Partnership’s Depositary Agent, for ten Depositary Receipts (“Receipts”). The Receipts are listed and publicly traded on the American Stock Exchange under the symbol “NEN”. Prior to December 13, 2002, the Receipts were listed and publicly traded on NASDAQ under the symbol “NEWRZ”. There has never been an established trading market for the Class B Units or General Partnership Units.

In 2005, the high and low bid quotations for the Receipts were $97.40 and $71.63, respectively. The table below sets forth the high and low bids for each quarter of 2005 and 2004 and the distributions paid on the Partnership’s Depositary Receipts:

	2005			2004
	Low Bid	High Bid	Distributions	Low Bid	High Bid	Distributions
First Quarter	$86.87	$97.40	$0.70	$51.00	$59.00	$0.66
Second Quarter	$71.63	$92.85	$0.70	$55.50	$63.50	$0.66
Third Quarter	$72.10	$82.25	$0.70	$63.50	$80.95	$0.70
Fourth Quarter	$71.75	$80.00	$0.70	$77.00	$95.85	$0.70

On March 7, 2006, the closing price on the American Stock Exchange for a Depositary Receipt was $75.61.

Any portion of the Partnership’s cash which the General Partner deems not necessary for cash reserves is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2005 and 2004, the Partnership made total distributions of $28.00 and $27.20 per Unit, respectively ($2.80 and $2.72 per Receipt, respectively). The total value of the distribution in 2005 was $4,843,216, and the total value for 2004 was $4,704,838. In February 2006, the Partnership declared a quarterly distribution of $7.00 per Unit ($.70 per Receipt) payable on March 31, 2006.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for certain information relating to the number of holders of each class of Units.

ITEM 6.                SELECTED FINANCIAL DATA

The information required by this Item is included on page 42 of this Form 10-K.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Report. This Report, on Form 10-K, contains forward-looking statements within the meaning of the securities law. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled “Factors That May Affect Future Results” and elsewhere in this Report.

While the national economy has largely recovered from the recession of the late 1990s and early 2000s, Massachusetts’ local economy continues to lag behind. Job growth remains slow. Vacancy rates for downtown office space have improved from nearly 20%, and similar vacancy rates are beginning to improve in suburban areas. In the face of these economic realities, however, the Partnership has kept its residential vacancy rate below the 4-5% local industry average. However, doing so has resulted in slow revenue growth due to various incentives for new rentals. Additionally, new housing product in the residential market and low mortgage interest rates that attracted first-time buyers continue to be direct competitors of the rental housing market resulting in higher turnover expenses and unit renovation costs. Finally, an abnormally cold winter, historically high snowfall, steadily increasing utility costs and increases in other operating expenses outpaced any modest increases in rental revenue that the Partnership’s properties have experienced to date.

Apartment rentals continue to be the primary long term focus of NERA. As interest rates remain low and long term investment opportunities remain few, condominium sales will continue to be an alternative investment option. While a larger portion of 2005 net profits are associated with the condominium sales which is expected again in 2006, the long term focus of the portfolio continues to remain in its core residential and commercial rental properties.

The Partnership expects the conditions experienced in 2005 to continue throughout 2006. Revenue gains are expected to be modest while increases in non-controllable operating expenses are expected to continue. Competition continues to be strong; however, the payment of rental commissions to encourage leaseup has begun to abate. As a result, it is presently unclear whether future earnings from operations will accelerate in the near term. Lastly, tax reform allowed the Partnership to accelerate depreciation on improvements and acquisitions over the past two years reducing taxable income. These tax incentives expired in 2004. Therefore, we expect income taxable to partners to increase in 2005 and to be more in line with the Partnership’s financial statement net income, which will be substantially higher due to property sales.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s wholly owned and joint venture properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned - wholly or partially, directly or indirectly - by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 21.8% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is New Real’s Treasurer and a director. Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio and Edward Sarkisian, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 4% of the repair and maintenance expense paid for by the Partnership in the years ended December 31, 2005 and 2004. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 70% of the legal services paid for by the Partnership during the year ended December 31, 2005 and approximately 81% for the year ended December 31, 2004.

Additionally, as described in Note 3, the Hamilton Company receives similar  fees from the Investment Properties.

R. Brown Partners, which is owned by Ronald Brown, manages five condominium units located in Brookline, Massachusetts. That entity will receive annual management fees from the five units of approximately $3,000, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2005, Hamilton provided the Partnership approximately $109,000 in construction and architectural services. In 2004, Hamilton provided construction and architectural services paid for by the Partnership totaling $3,781,000 including approximately $3,500,000 for the construction of 20 additional residential units at Westgate Apartments in Woburn, Massachusetts.

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

Real Estate and Depreciation:   Real estate assets are stated at the lower of cost or fair value, less accumulated depreciation. Costs related to the acquisition, development, construction and improvement of properties are capitalized, including interest, internal wages and benefits, real estate taxes and insurance. Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing. Replacements and improvements—such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations—are capitalized and depreciated over their estimated useful lives as follows:

•       Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the related assets. In assessing estimated useful lives, the Partnership makes assumptions based on historical experience acquired from both within and outside the Partnership. These assumptions have a direct impact on the Partnership’s net income.

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

RESULTS OF OPERATIONS

Years ended December 31, 2005 and December 31, 2004 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $1,910,347 during the year ended December 31, 2005, compared to $2,105,407 for the year ended December 31, 2004, a decrease of $195,060 (9.3%).

The rental activity is summarized as follows:

	Occupancy Date
	February 25, 2006	February 25, 2005
Residential
Units—exclusive of available for sale units	2,377	2,402
Vacancies	23	96
Vacancy rate	1.0%	4.0%
Commercial
Total square feet	84,998	85,275
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2005		2004
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$31,402	$31,323	$30,888	$30,510
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$394	$394	$364	$364

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004:

	Year Ended December 31,		Dollar	Percent
	2005	2004	Change	Change
Revenues:
Rental income	$31,322,774	$30,510,406	$812,368	2.7%
Laundry and sundry income	422,475	354,626	67,849	19.1%
	31,745,249	30,865,032	880,217	2.9%
Expenses
Administrative	1,346,734	1,367,106	(20,372)	(1.5)%
Depreciation and amortization	6,446,157	6,118,422	327,735	5.4%
Interest	7,798,325	7,707,569	90,756	1.2%
Management fees	1,279,256	1,252,871	26,385	2.1%
Operating	4,071,482	3,417,334	654,148	19.1%
Renting	521,132	613,322	(92,190)	(15.0)%
Repairs and maintenance	4,852,616	4,896,586	(43,970)	(0.9)%
Taxes and insurance	3,519,200	3,386,415	132,785	3.9%
	29,834,902	28,759,625	1,075,277	3.7%
Income Before Other Income and Discontinued Operations	1,910,347	2,105,407	(195,060)	(9.3)%
Other Income (Loss)
Interest income	224,354	216,149	8,205	3.8%
Income (loss) from investment in joint venture	1,352,144	(335,445)	1,687,589	503.1%
Loss on early extinguishment of debt	—	(411,463)	411,463	100.0%
Other Income (expenses)	2,500	(4,998)	7,498	150.0%
	1,578,998	(535,757)	2,114,755	394.7%
Income from Continuing Operations	3,489,345	1,569,650	1,919,695	122.3%
Discontinued Operations:
Income from discontinued operations	6,300	42,767	(36,467)	(85.3)%
Gain on sale of real estate from discontinued operations	5,960,034	—	5,960,034	100.0%
	5,966,334	42,767	5,923,567	13,850.8%
Net Income	$9,455,679	$1,612,417	$7,843,262	486.4%

The following is a comparative schedule of rental operations, excluding the 2005 acquisitions and dispositions:

	Total Partnership 2005**	Less Newly Acquired Properties & Adjustment*	Same Properties in 2005	Same Properties in 2004*	Dollar Change	Percent Change
Revenues:
Rental income	$31,322,774	$342,588	$30,980,186	$29,659,152	$1,321,034	4.5%
Laundry and sundry income	422,475	—	422,475	339,966	82,509	24.3%
	31,745,249	342,588	31,402,661	29,999,118	1,403,543	4.7%
Expenses
Administrative	1,346,734	195	1,346,539	1,347,865	(1,326)	(0.1)%
Depreciation and amortization	6,446,157	246,277	6,199,880	5,615,407	584,473	10.4%
Interest	7,798,325	105,875	7,692,450	7,475,598	216,852	2.9%
Management fees	1,279,256	13,368	1,265,888	1,218,559	47,329	3.9%
Operating	4,071,482	16,744	4,054,738	3,297,388	757,350	23.0%
Renting	521,132	4,285	516,847	583,976	(67,129)	(11.5)%
Repairs and maintenance	4,852,616	10,685	4,841,931	4,758,859	83,072	1.7%
Taxes and insurance	3,519,200	44,796	3,474,404	3,294,967	179,437	5.4%
	29,834,902	442,225	29,392,677	27,592,619	1,800,058	6.5%
Income before other income	$1,910,347	$(99,637)	$2,009,984	$2,406,499	$(396,515)	(16.5)%

*                    The adjustment removes from 2005 the operations of properties that are not comparable to the same properties in 2004.

**             Discontinued operations are excluded in the year-to-year comparisons.

Rental income from continuing operations for the year ended December 31, 2005 was approximately $31,323,000, compared to approximately $30,510,000 for the year ended December 31, 2004, an increase of approximately $813,000. Properties with significant increases in rental income include the Courtyard at Westgate, 62 Boylston Street, Westgate Apartments, and Westside Colonial. These increases are due to improved occupancy levels and slight increases in rental rates.

Expenses from continuing operations for the year ended December 31, 2005 were approximately $29,835,000, compared to approximately $28,760,000 for the year ended December 31, 2004, an increase of approximately $1,075,000. The most significant factors contributing to this increase were: an increase in operating expenses of approximately $654,000 (19%) due to increases in snow removal and utility costs due to an extremely harsh winter in 2005; an increase in depreciation and amortization of approximately $328,000 (5.4%) due to continued improvements to Partnership properties as well as a full year’s depreciation in 2005 on the Courtyard at Westgate; and an increase in taxes and insurance of approximately $133,000 (3.9%) due to increases in real estate taxes at many of the Partnership properties.

These increases are offset by a decrease in renting expenses of approximately $92,000 due to a decrease in advertising expense.

At December 31, 2005, the Partnership has a 50% ownership interest in six different Investment Properties. See Note 14 for financial information of these Investment Properties. The summaries are as follows:

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net profit from the 50% owned Investment Properties was approximately $1,352,000 comprised of gains from sales of individual units of approximately $4,243,000 offset by an operating loss of approximately $2,891,000.  Approximately $2,100,000 of the operating loss is depreciation expense and approximately $200,000 related to the early extinguishment of debt.  The operating loss can be further attributable to absorbing the expenses of vacant units being held for sale as described in Note 2 to the Consolidated Financial Statements.  In 2004, the Partnership’s share of the net loss was approximately $335,000 of which approximately $455,000 was depreciation.  There were no units sold in 2004.

Franklin Street, Cambridge, Massachusetts

At December 31, 2005, the Partnership invested in a 40-unit property in 2001. The loss for the year ended December 31, 2005 was approximately $138,000 compared to approximately $150,000 for the year ended December 31, 2004. There are no vacant units at December 31, 2005.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 280 units in six buildings in August 2004. The Partnership plans to sell 136 of the units as condominiums located in three buildings. At December 31, 2005, 65 units have been sold. The Partnership’s share of income for the year ended December 31, 2005 was approximately $463,000 which includes a gain on the sale of 66 units of approximately $1,980,000. There were 15 units vacant and one pending sale at December 31, 2005. Through March 8, 2006, there was one sale and six additional sales pending.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004. The Partnership may market this property as condominiums in the future, however, it is not being marketed at this time. The Partnership’s share of loss was $261,000 and approximately $66,000 for the year ended December 31, 2005 and 2004, respectively. There is one unit vacant at December 31, 2005.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005. The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot. The Partnership’s share of loss on this investment is approximately $156,000 for the year ended December 31, 2005. There was one unit vacant at December 31, 2005.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 130 units as condominiums. As of December 31, 2005, 82 units have been sold. The Partnership’s share of income on this investment is approximately $1,723,000 for the year ended December 31, 2005. This income includes the gain on the sale of 82 units of approximately $2,263,000. There are 32 units vacant at December 31, 2005. Through March 8, 2006, there were five sales and four additional sales pending.

Hamilton Bay, Quincy, Massachusetts

The Partnership invested in a 168-unit property in October 2005. The Partnership plans to sell 120 units as condominiums. As of December 31, 2005, no units have been sold. The Partnership’s share of loss on this investment is approximately $279,000 for the year ended December 31, 2005. There are 46 units vacant at December 31, 2005. Through March 8, 2006, there were eight sales and nine additional sales pending.

Middlesex Apartments, Newton, Massachusetts

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves by approximately $4,800,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions were $138,000 for the year ended December 31, 2005. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000 and an additional profit of $189,670 through December 2005 is included in gain on sale.

Interest income was approximately $224,000 for the year ended December 31, 2005, compared to approximately $216,000 for the year ended December 31, 2004, an increase of approximately $8,000 (3.7%). This is due to a slight increase in interest rates earned.

In 2004, the Partnership recorded a loss on the early extinguishment of debt of approximately $411,000 due to prepayment penalties of $387,000 and the write-off of deferred financing fees of approximately $24,000 relating to the Dean Street refinancing.

As a result of the changes discussed above, net income for the year ended December 31, 2005 was approximately $9,456,000 inclusive of the gain on the sale of Middlesex of approximately $5,960,000, compared to approximately $1,612,000 for the year ended December 31, 2004, an increase of approximately $7,844,000 (486%).

Years Ended December 31, 2004 and 2003 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $2,105,407 during the year ended December 31, 2004, compared to $4,159,514 for the year ended December 31, 2003, a decrease of $2,054,107 (49%). This decrease in operating income before other income and discontinued operations is largely due to an increase in operating expenses of approximately $273,000 (9%) offset by a decrease in rental income of approximately $722,000 (2%). As more fully described below, both increases are substantially due to acquisitions in 2003. Due to a softening residential rental market, rental income at some of the properties declined during the year ended December 31, 2003 offset by increases at other properties while expenses increased at all properties.

The rental activity is summarized as follows:

	Occupancy Date
	February 25, 2005	February 25, 2004
Residential
Units—exclusive of available for sale units	2,402	2,382
Vacancies	96	37
Vacancy rate	4.0%	1.6%
Commercial
Total square feet	85,275	85,275
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2004		2003
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$30,888	$30,510	$30,780	$30,381
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$364	$364	$382	$382

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003:

	Year Ended December 31,		Dollar	Percent
	2004	2003	Change	Change
Revenues:
Rental income	$30,510,406	$30,380,871	$129,535	0%
Laundry and sundry income	354,626	313,169	41,457	13%
	30,865,032	30,694,040	170,992	1%
Expenses
Administrative	1,367,106	1,456,912	(89,806)	(6)%
Depreciation and amortization	6,118,422	5,222,636	895,786	17%
Interest	7,707,569	7,382,426	325,143	4%
Management fees	1,252,871	1,238,248	14,623	1%
Operating	3,417,334	3,024,717	392,617	13%
Renting	613,322	582,069	31,253	5%
Repairs and maintenance	4,896,586	4,312,516	584,070	14%
Taxes and insurance	3,386,415	3,315,002	71,413	2%
	28,759,625	26,534,526	2,225,099	8%
Income Before Other Income and Discontinued Operations	2,105,407	4,159,514	(2,054,107)	(49)%
Other Income (Loss)
Interest income	216,149	202,116	14,033	7%
Income (loss) from investment in joint venture	(335,445)	(119,887)	(215,558)	180%
Loss on early extinguishment of debt, net	(411,463)	(1,435,028)	(1,023,565)	(71)%
Other expenses	(4,998)	(7,500)	2,502	(33)%
	(535,757)	(1,437,009)	901,252	(63)%
Income from Continuing Operations	1,569,650	2,722,505	(1,152,855)	(42)%
Discontinued Operations:
Income from discontinued operations	42,767	46,623	(3,856)	(8)%
	42,767	46,623	(3,856)	(8)%
Net Income	$1,612,417	$2,769,128	$(1,156,711)	(42)%

The following is a comparative schedule of rental operations, excluding the 2004 acquisitions and dispositions:

	Total Partnership 2004**	Less Newly Acquired Properties & Adjustment*	Same Properties in 2004	Same Properties in 2003**	Dollar Change	Percent Change
Revenues:
Rental income	$30,510,406	$851,254	$29,659,152	$30,380,871	$(721,719)	(2)%
Laundry and sundry income	354,626	14,660	339,966	313,169	26,797	9%
	$30,865,032	$865,914	$29,999,118	$30,694,040	$(694,922)	(2)%
Expenses
Administrative	$1,367,106	$19,241	$1,347,865	$1,456,912	$(109,047)	(7)%
Depreciation and amortization	6,118,422	503,015	5,615,407	5,222,636	392,771	8%
Interest	7,707,569	231,971	7,475,598	7,382,426	93,172	1%
Management fees	1,252,871	34,312	1,218,559	1,238,248	(19,689)	(2)%
Operating	3,417,334	119,946	3,297,388	3,024,717	272,671	9%
Renting	613,322	29,346	583,976	582,069	1,907	0%
Repairs and maintenance	4,896,586	137,727	4,758,859	4,312,516	446,343	10%
Taxes and insurance	3,386,415	91,448	3,294,967	3,315,002	(20,035)	(1)%
	$28,759,625	$1,167,006	$27,592,619	$26,534,526	$1,058,093	4%
Income before other income	$2,105,407	$(301,092)	$2,406,499	$4,159,514	$(1,753,015)	(42)%

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

Expenses from continuing operations for the year ended December 31, 2004 were approximately $29,000,000, compared to approximately $27,000,000 for the year ended December 31, 2003, an increase of approximately $2,000,000. The most significant factors contributing to this increase were: an increase in depreciation of $896,000 (17%) due to continuing property improvements, a full year ownership of School Street, and the commencement of operations at the Courtyard at Westgate in October 2004; an increase in interest expense $325,000 (4%) primarily due to carrying the School Street mortgage for a full year and increased interest payments on the mortgages refinanced in 2003; an increase in operating expense of $393,000 (13%) primarily relating to increases in utility expense; and an increase in repairs and maintenance of $584,000 (14%) resulting from increases in cleaning and painting, and other expenses related to increased tenant turnover. As more fully described in the above schedule, for the comparable properties, School Street and Courtyard at Westgate accounted for the following increases; an increase in depreciation of $503,000, an increase in interest expense of $232,000, an increase in operating expense of

$120,000, an increase in repairs and maintenance of $138,000, and an increase in taxes and insurance of $91,000.

The Partnership owns a 50% interest in three limited liability companies that own residential property in Cambridge, Watertown, and Lexington Massachusetts, respectively (the “Investment Properties”). For the year ended December 31, 2004, the Partnership’s share of loss on these investments was $335,445 compared to a loss of $119,887 for the year ended December 31, 2003, an increase of $215,558. The Cambridge investment was purchased in 2001, and the 2004 loss is approximately $150,000 compared to approximately $120,000 in 2003, an increase of $30,000. This is primarily due to decreases in rental rates. The Watertown and Lexington investments were made in 2004, and their losses are $118,000 and $66,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2005 and 2004 was the collection of rents, as well as the refinancing of Partnership properties during the third quarter of 2004. The majority of cash and cash equivalents of $12,049,392 at December 31, 2005 and $9,862,810 at December 31, 2004 were held in interest-bearing accounts at creditworthy financial institutions.

This increase of $2,186,582 at December 31, 2005 is summarized as follows:

	Year Ended December 31,
	2005	2004
Cash provided by operating activities	$8,066,015	$7,858,608
Cash (used in) investing activities	(1,005,658)	(17,357,879)
Cash provided by (used in) financing activities	(30,559)	(295,409)
Distributions paid	(4,843,216)	(4,704,838)
Net increase (decrease) in cash and cash equivalents	$2,186,582	$(14,499,518)

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash provided by investing activities is due to the sale of a Partnership property in March 2005 offset by investments made by the Partnership during the year ended December 31, 2004. The increase in cash provided by financing activities is due to the refinancing of a Partnership property in January 2005.

As discussed previously, in 2005 the Partnership invested approximately $6,853,000 for a 50% ownership interest in three Investment Properties. See Note 14 to the Consolidated Financial Statements for a discussion of the Investment Properties and the related income on these investments.

During 2005, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,600,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, 1131 Commonwealth Avenue, Hamilton Oaks, Westside Colonial, Brookside Associates, and  School Street, at a cost of approximately $132,000, $55,000, $189,000, $178,000, $72,000 and $213,000, respectively. The Partnership plans to invest approximately $2,000,000 in capital improvements in 2006.

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

The Partnership paid a quarterly distribution of $7.00 per Unit ($.70 per Receipt) on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. The total distributions paid during the year ended December 31, 2005 were $4,843,216 compared to $4,704,838 for the year ended December 31, 2004

In February 2006, the Partnership approved a distribution of $7.00 per Unit ($.70 per Receipt) payable March 31, 2006.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2005, the Partnership had a 50% ownership in six joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2005, our proportionate share of the non-recourse debt related to these investments was equal to approximately $43,746,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward-looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward-looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2006 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Along with risks detailed in Item 1A and from time to time in the Partnership’s filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include but are not limited to the following:

•       The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.

•       The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants’ financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants. The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single-family home mortgages and the availability and purchase price of single-family homes in the Greater Boston metropolitan area.

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

•       Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken by the Company and its independent public accountant pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Company’s business.

•       Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

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

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing or selling existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, the Partnership and its Subsidiary Partnerships collectively have approximately $116,000,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. Approximately $46,000,000 of Investment Property mortgages payable are at a variable rate of 2% over the thirty day LIBOR rate (6.39%) at December 31, 2005. These mortgages mature through 2008. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F-1 through F-21 of this Form 10-K and are indexed herein under Item 15(a)(1).

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2005. Our independent registered public accounting firm, Miller Wachman LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included in the “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.       OTHER INFORMATION

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NEW ENGLAND REALTY ASSOC. L.P., THE AMEX MARKET VALUE

(U.S.) INDEX

AND THE NAREIT COMPOSITE INDEX

*$100 invested on 12/31/00 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

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

From October 1992 until 1996, the General Partner engaged The Hamilton Partnership as the management company to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, a Massachusetts corporation, was the 99% General Partner of The Hamilton Partnership. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company continues to manage the Properties. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2004.

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

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	70

Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990- 1993); President, Brookline Property Owner’s Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).

Harold Brown, Treasurer and Director (since 1984)	81

Sole proprietor, Hamilton Realty (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).

Guilliaem Aertsen, IV, Director (since 2002)	58

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

Conrad DiGregorio, Director (since 2002)	80	Member of Advisory Committee of the Partnership (since 1984) (see ”Item 1. Business—Advisory Committee”); retired from past employment.
Thomas Raffoul, Director (since 2002)	80	Member of Advisory Committee of the Partnership (since 1997) (see ”Item 1. Business—Advisory Committee”); retired from past employment.
Edward Sarkisian, Director (since 2003)	78	Member of Advisory Committee of the Partnership (1993-2004) (see ”Item 1. Business—Advisory Committee”); retired from past employment.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s directors, executive officers, and persons who own more than 10% of a registered class of the Partnership’s equity securities to file with the Securities and Exchange Commission reports of ownership changes and changes in ownership of the Partnership. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required, the Partnership believes that during the 2005 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with. Also, as of December 2003, Mr. Raffoul only owned 846 Class A Units (the 2003 10-K incorrectly listed his ownership as 907 Class A Units), and Mr. Raffoul sold an additional 150 Class A Units on October 11, 2004. Finally, Mr. Sarkisian sold all of his Class A Units on May 24, 2004 and purchased 684 receipts in 2005.

CODE OF ETHICS

The Partnership, its General Partner and Hamilton, the Partnership’s management company, have adopted a Code of Business Conduct and Ethics, which constitutes a “Code of Ethics” as defined by the SEC and applies to executive officers as well as to all other employees. A copy of the Code of Business Conduct and Ethics is available in the “Investor Relations” section of the management company’s website at www.thehamiltoncompany.com/nera/nerainvestor.htm. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments and waivers of the Code of Business Conduct and Ethics in the same place on the aforementioned website.

ITEM 11.         EXECUTIVE COMPENSATION

Pursuant to the Partnership Agreement, the General Partner, or any management entity employed by the General Partner, is entitled to a management fee equal to 4% of the rental and other operating income from the Properties and a mortgage servicing fee equal to 0.5% of the unpaid principal balance of any debt instruments received, held and serviced by the Partnership (the “Management Fee”). The Partnership Agreement also authorizes the General Partner to charge to the Partnership its cost for employing professionals to assist with the administration of the Partnership Properties (the “Administrative Fees”). The Administrative Fees is not charged against the Management Fee. In addition, upon the sale or disposition of any Partnership Properties, the General Partner, or any management entity which is the effective cause of such sale, is entitled to a commission equal to 3% of the gross sale price (the “Commission”), provided that should any other broker be entitled to a commission in connection with the sale, the commission shall be the difference between 3% of the gross sale price and the amount to be paid to such broker.

In accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to the management company, The Hamilton Company (“Hamilton”). See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee charged by Hamilton during 2005 was approximately $1,280,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership employs the president of Hamilton to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2005.

In 2005, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $611,000 inclusive of construction supervision and architectural fees of approximately $24,000, repairs and maintenance service fees of approximately $222,000, legal fees of $158,000, and rental commissions of approximately $18,000. The Partnership also paid Hamilton approximately $80,000 for accounting services and approximately $85,000 for construction costs capitalized in rental properties. Additionally, the administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

Additionally, the Hamilton Company received approximately $771,000 from the 50% owned Investment Properties of which approximately $287,000 was the management fee, approximately $51,000 was for construction supervision and architectural fees, and approximately $89,000 was for maintenance services, $24,000 for legal services, and $324,000 for construction costs. Additionally, the Hamilton Company received approximately $121,000 in legal fees from the sales of units.

The Advisory Committee held six meetings during 2005, and each of the persons indicated above received $3,000 in total for attendance at and participation in such meetings. Additionally, each member of the Audit Committee received $500 per meeting for a total of $2,000 in 2005.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 10, 2006, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than  Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 10, 2006, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 1,298,996 Depositary Receipts had been issued to 1,130 holders. As of March 10, 2006, there were issued and outstanding 8,478 Class A Units (not including the Depositary Receipts) held by 397 limited partners, 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below. During 2005, 11,699 Class A Units were exchanged for 116,990 Depositary Receipts.

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

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned
Harold Brown	(1)		(1)		24,761	(2)	75	%(2)	(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
NERA 1994 Irrevocable Trust	(1)		(1)		0		0		0	0
c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116
Ronald Brown	765	(4)	0.6	%(4)	8,254		25%		(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0	0
175 West Brookline Street Boston, MA 02118
Conrad DiGregorio	40		0.03%		0		0		0	0
34 Gladstone Street East Boston, MA 02128
Thomas Raffoul	696	(7)	0.5%		0		0		0	0
2219 Centre Street West Roxbury, MA 02132
Edward Sarkisian	68	(7)	0.05%		0		0		0	0
256 South Avenue Weston, MA 02493
NewReal, Inc.	0		0		0		0		1,738	100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	24,840	(5)	18.0	%(5)	33,015	(6)	100	%(6)	(3)	100	%(3)

5% Owners that are not Directors and Officers
Mercury Real Estate Advisors LLC	10,722	(8)	7.75	%(8)	0	0	0	0
(“Mercury Advisors”) 100 Field Point Road Greenwich, CT 06830
Mercury Special Situations Fund, LP	8,808	(8)	6.36	%(8)	0	0	0	0
(“Mercury Special Situations”) 100 Field Point Road Greenwich, CT 0683

(1)             As of March 10, 2006, 47,961 Depositary Receipts are held of record by Harold Brown and 184,746 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 23,271 Class A Units (approximately 15.6% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 18,475 Class A Units (approximately 8.9% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 184,746 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

(4)             Consists of 7,648 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 765 Class A Units.

(5)             Consists of the Class A Units described in Notes (1) and (4) above, plus those held by Messrs. DiGregorio, Raffoul and Sarkisian, as indicated in the table.

(6)             Includes the Class B Units described in Note (2) above.

(7)             See Item 10, "Compliance with Section 16(A) of the Securities Exchange Act of 1934."

(8)             Mr. Malcolm F. MacLean IV ("Mr. MacLean") and Mr. David R. Jarvis ("Mr. Jarvis") are the Managing Members of Mercury Advisors which act as investment advisors to Mercury Special Situations. As such, Messrs. MacLean and Jarvis are deemed to have complete discretion with respect to the depositary receipts of the issuer held by each entity. The information with respect to Mercury Advisors and Mercury Special Situations is based on the Schedule 13G/A dated February 14, 2006, filed by such entities, Mr. MacLean and Mr. Jarvis with the Securities and Exchange Commission.

On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000

Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less. On November 4, 2005, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2007 for up to 50,000 Depositary Receipts at prices up to $100 each.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005 and 2004, the Partnership invested approximately $16,000,000 in five limited liability companies formed to acquire Investment Properties. The Partnership has a 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partners owns between 43.2% and 47.5% and the President and five employees of the management company own between 6.8% and 2.5% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

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

In December 2004, the Partnership decided to sell Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price is $6,500,000, which will result in a capital gain for the Partnership of approximately $6,000,000 and increase the Partnership’s cash reserves by approximately $4,600,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer intends to sell the property as condominium units as soon as practical. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2005 and has reported on the 2005 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Audit Fees
Recurring annual audits, audit of internal control and quarterly reviews	$175,000	$119,000
Subtotal	175,000	119,000
Other Audit Related Fees	—	—
Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	$55,500	$56,700
Tax Planning and research		—
Subtotal	55,500	56,700
Other Fees	—	—
Total Fees	230,500	$175,700

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2005 and 2004 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

The following Financial Statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(a) 3. Exhibits:

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT INFORMATION
Revenues	31,745,249	$30,865,032	$30,694,040	$28,830,328	$26,981,817
Expenses	29,834,902	28,759,625	26,534,526	22,432,585	21,188,717
Income before other income and discontinued operations	1,910,347	2,105,407	4,159,514	6,397,743	5,793,100
Other Income (Loss)	1,578,998	(535,758)	(1,437,009)	213,898	646,741
Income before discontinued operations	3,489,345	1,569,649	2,722,505	6,611,641	6,439,841
Discontinued operations	5,966,334	42,767	46,623	1,213,496	207,115
Net Income	9,455,679	1,612,417	2,769,128	7,825,137	6,646,956
Income before discontinued operations per Unit	20.14	9.06	15.71	38.16	37.17
Discontinued operations per Unit	34.44	0.25	0.27	7.01	1.20
Net Income per Unit	54.58	9.31	15.98	45.17	38.37
Distributions to Partners per Unit	28.00	27.16	29.40	25.60	17.70
Net Income per Depositary Receipt	5.46	0.93	1.60	4.52	3.84
Distributions to Partners per Depositary Receipt	2.80	2.72	2.94	2.56	1.77
BALANCE SHEET INFORMATION
Real Estate, gross	142,937,900	$143,697,616	$137,236,551	$108,264,354	$100,418,389
Real Estate, net	102,209,561	106,291,364	104,192,876	79,172,450	73,941,098
Total Assets	135,053,940	130,977,293	134,464,296	103,685,218	96,428,956
Net Real Estate Investments	102,209,561	106,291,364	104,192,876	79,172,450	73,941,098
Total Debt Outstanding	115,585,241	115,611,800	115,911,209	82,871,406	79,613,051
Partners’ Capital	15,082,019	10,469,556	13,561,977	15,878,226	12,481,172

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2005	2004	2003	2002	2001
Residential
Units	2,377	2,402	2,400	2,211	2,143
Vacancies	23	62	37	53	23
Vacancy rate	1.0%	2.6%	1.5%	2.4%	1.1%
Commercial
Total square feet	84,998	85,275	85,275	85,275	137,775
Vacancy (in square feet)	0	0	0	0	0
Vacancy rate	0%	0%	0.0%	0.0%	0.0%

See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

We have completed integrated audits of New England Realty Associates Limited Partnership’s (the “Partnership”) 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MILLER WACHMAN LLP

Boston, Massachusetts
March 8, 2006

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Rental Properties	$102,209,561	$105,884,559
Rental Properties Held for Sale	—	406,805
Cash and Cash Equivalents	12,049,392	9,862,810
Rents Receivable	480,118	586,983
Real Estate Tax Escrows	758,820	736,608
Prepaid Expenses and Other Assets	2,649,595	2,625,798
Investment in Partnerships	16,337,832	10,233,188
Financing and Leasing Fees	568,622	640,542
Total Assets	$135,053,940	$130,977,293
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$115,585,241	$115,615,800
Accounts Payable and Accrued Expenses	1,443,461	1,505,390
Advance Rental Payments and Security Deposits	2,943,219	3,386,547
Total Liabilities	119,971,921	120,507,737
Commitments and Contingent Liabilities (Note 9)
Partners’ Capital
173,252 units outstanding in 2005 and 2004	15,082,019	10,469,556
Total Liabilities and Partners’ Capital	$135,053,940	$130,977,293

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
Revenues
Rental income	$31,322,774	$30,510,406	$30,380,871
Laundry and sundry income	422,475	354,626	313,169
	31,745,249	30,865,032	30,694,040
Expenses
Administrative	1,346,734	1,367,106	1,456,912
Depreciation and amortization	6,446,157	6,118,422	5,222,636
Interest	7,798,325	7,707,569	7,382,426
Management fees	1,279,256	1,252,871	1,238,248
Operating	4,071,482	3,417,334	3,024,717
Renting	521,132	613,322	582,069
Repairs and maintenance	4,852,616	4,896,586	4,312,516
Taxes and insurance	3,519,200	3,386,415	3,315,002
	29,834,902	28,759,625	26,534,526
Income Before Other Income and Discontinued Operations	1,910,347	2,105,407	4,159,514
Other Income (Loss)
Interest income	224,354	216,149	202,116
Income (Loss) from investment in joint venture	1,352,144	(335,445)	(119,887)
(Loss) on the write off of property assets	—	—	(76,710)
(Loss) on early extinguishment of debt	—	(411,463)	(1,435,028)
Other Income (expenses)	2,500	(4,998)	(7,500)
	1,578,998	(535,757)	(1,437,009)
Income From Continuing Operations	3,489,345	1,569,650	2,722,505
Discontinued Operations
Income from discontinued operations	6,300	42,767	46,623
Gain on sale of real estate from discontinued operations	5,960,034	—	—
	5,966,334	42,767	46,623
Net Income	$9,455,679	$1,612,417	$2,769,128
Income per Unit
Income before discontinued operations	$20.14	$9.06	$15.71
Income from discontinued operations	34.44	0.25	0.27
Net Income per Unit	$54.58	$9.31	$15.98
Weighted Average Number of Units Outstanding	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2003	144,180	34,243	1,802	180,225	6,973	173,252	$12,699,650	$3,019,620	$158,956	$15,878,226
Distribution to Partners	—	—	—	—	—	—	(4,068,302)	(966,222)	(50,853)	(5,085,377)
Net Income	—	—	—	—	—	—	2,215,302	526,134	27,692	2,769,128
Balance, December 31, 2003	144,180	34,243	1,802	180,225	6,973	173,252	$10,846,650	$2,579,532	$135,795	$13,561,977
Distribution to Partners	—	—	—	—	—	—	(3,763,870)	(893,919)	(47,049)	(4,704,838)
Net Income	—	—	—	—	—	—	1,289,934	306,359	16,124	1,612,417
Balance, December 31, 2004	144,180	34,243	1,802	180,225	6,973	173,252	$8,372,714	$1,991,972	$104,870	$10,469,556
Distribution to
Partners	—	—	—	—	—	—	(3,874,573)	(920,211)	(48,432)	(4,843,216)
Net Income	—	—	—	—	—	—	7,564,543	1,796,579	94,557	9,455,679
Balance, December 31, 2005	144,180	34,243	1,802	180,225	6,973	173,252	12,062,684	2,868,340	150,995	15,082,019

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$9,455,679	$1,612,417	$2,769,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,430,055	6,156,952	5,256,999
(Income) Loss from investments in partnership and joint venture	(1,352,144)	335,445	119,887
Gain on sale of real estate from discontinued operations	(5,960,034)	—	—
(Income) Loss on write-off of deferred financing costs	—	—	78,978
Loss on abandonment of fixed assets	—	—	76,710
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	106,866	(36,211)	(74,866)
(Increase) Decrease in financing and leasing fees	(44,854)	(20,000)	(220,197)
(Increase) Decrease in accounts payable and accrued expense	(61,930)	(114,633)	(56,605)
(Increase) Decrease in real estate tax escrow	(22,212)	(68,659)	(276,696)
(Increase) Decrease in prepaid expenses and other assets	(42,083)	(22,163)	(111,640)
(Decrease) in advance rental payments and security deposits	(443,328)	15,460	112,129
Total Adjustments	(1,389,664)	6,246,191	4,904,699
Net cash provided by operating activities	8,066,015	7,858,608	7,673,827
Cash Flows Used in Investing Activities
(Investment in) joint ventures	(6,927,500)	(9,290,750)	(5,000)
Proceeds from joint ventures	2,175,000	37,500
Purchase and improvement of rental properties	(2,612,246)	(8,104,629)	(13,235,371)
Net proceeds from the sale of rental property	6,359,088	—	—
Net cash (used in) investing activities	(1,005,658)	(17,357,879)	(13,240,371)
Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	2,000,000	413,218	16,824,376
Principal payments of mortgage notes payable	(2,030,559)	(708,627)	(784,573)
Distributions to partners	(4,843,216)	(4,704,838)	(5,085,377)
Net cash provided by (used in) financing activities	(4,873,775)	(5,000,247)	10,954,426
Net (Increase) Decrease in Cash and Cash Equivalents	2,186,582	(14,499,518)	5,387,882
Cash and Cash Equivalents, at beginning of year	9,862,810	24,362,328	18,974,446
Cash and Cash Equivalents, at end of year	$12,049,392	$9,862,810	$24,362,328

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Principles of Consolidation:   The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for six limited liability companies (the “Investment Properties”) in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned limited liability companies using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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

Rental Properties:   Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight-line and accelerated methods over their estimated useful lives.

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
DECEMBER 31, 2005

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income:   Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2005, 2004 or 2003 other than net income as reported.

Income Per Unit:   Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:   The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2005 or 2004. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At December 31, 2005, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.34% to 4.14%. At December 31, 2005 and December 31, 2004, respectively, approximately $12,000,000 and $9,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:   Advertising is expensed as incurred. Advertising expense was $129,313, $204,152 and $199,543 in 2005, 2004 and 2003, respectively.

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
DECEMBER 31, 2005

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2. RENTAL PROPERTIES

As of December 31, 2005, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in 2 residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2005, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

Additionally, as of December 31, 2005, the Partnership owned a 50% ownership interest in six residential and mixed use complexes (the “Investment Properties”) with a total of 606 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

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

See Note 3 for a description of the sale of Middlesex to the majority shareholder of the management company.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

NOTE 2. RENTAL PROPERTIES (Continued)

Rental properties consist of the following:

	Year Ended December 31,
	2005	2004	Useful Life
Land, improvements and parking lots	$23,187,429	$23,168,229	10-31 years
Buildings and improvements	105,416,158	105,631,294	15-31 years
Kitchen cabinets	3,821,968	3,371,139	5-10 years
Carpets	3,179,205	2,895,045	5-10 years
Air conditioning	734,154	737,030	7-10 years
Laundry equipment	182,855	185,254	5-7 years
Elevators	725,882	560,838	20 years
Swimming pools	142,428	142,429	10 years
Equipment	1,489,966	1,504,555	5-7 years
Motor vehicles	119,076	126,483	5 years
Fences	265,209	244,869	5-10 years
Furniture and fixtures	4,279,508	4,236,547	5-7 years
Smoke alarms	118,734	116,496	5-7 years
Construction in progress	—	17,692	—
	143,662,572	142,937,900
Less accumulated depreciation	41,453,011	37,053,341
	$102,209,561	$105,884,559

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

NOTE 2. RENTAL PROPERTIES (Continued)

Real estate and accumulated depreciation as of December 31, 2005 is:

	Encumbrances	Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	(First Mortgages)	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$2,550,000	$62,700	$837,318	$668,088	$62,700	$1,505,406	$1,568,106	$1,017,388	Sept. 1977
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$6,654,579	$2,112,000	$15,247,690	$17,359,690	$5,390,241	July 1995
Brookside Associates, LLC Residential Apartments Woburn, Massachusetts	$1,984,165	$684,000	$3,116,000	$359,451	$684,000	$3,475,451	$4,159,451	$850,334	Oct. 2000
Coach L.P. Residential Apartments Acton, Massachusetts	$1,500,000	$140,600	$445,791	$475,017	$140,600	$920,808	$1,061,408	$621,605	Sept. 1977
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$645,576	$44,965	$5,124,263	$5,169,228	$329,734	Sept. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$2,200,000	$177,610	$1,478,359	$894,449	$177,610	$2,372,808	$2,550,418	$1,761,354	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$1,800,000	$342,000	$1,367,669	$520,293	$342,000	$1,887,962	$2,229,962	$715,553	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$7,500,000	$1,410,000	$5,664,816	$1,295,372	$1,410,000	$6,960,188	$8,370,188	$2,649,658	July 1995
Condominium Units Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$49,478	$23,346	$240,285	$263,631	$211,819	Sept. 1977
Condominium Units 45 Harvard Residential Units Brookline, Massachusetts	$1,600,000	$484,156	$1,936,624	$3,773	$484,156	$1,940,396	$2,424,552	$189,584	Jun. 2003
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$1,900,000	$91,400	$740,360	$603,390	$91,400	$1,343,750	$1,435,150	$899,556	Sept. 1977
Hamilton Oaks Assoc. LLC Residential/Commercial Brockton, Massachusetts	$10,963,532	$2,175,000	$12,325,000	$1,093,640	$2,175,000	$13,418,640	$15,593,640	$4,162,134	Dec. 1999
Highland St. Apartments L.P. Residential Apartments Lowell, Massachusetts	$800,000	$156,000	$634,085	$320,977	$156,000	$955,062	$1,111,062	$368,845	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,700,000	$385,000	$1,540,000	$1,038,042	$385,000	$2,578,042	$2,963,042	$1,131,967	Jan. 1995
Oak Ridge Apartments L.P. Residential Apartments Foxboro, Massachusetts	2,700,000	$135,300	$406,544	$1,174,489	$135,300	$1,581,033	$1,716,333	$1,037,414	Sept. 1977
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$1,850,000	$46,181	$878,323	$708,837	$46,181	$1,587,160	$1,633,341	$1,144,601	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$1,850,000	$72,525	$587,777	$1,181,048	$72,525	$1,768,825	$1,841,350	$1,270,615	Sept. 1977
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$4,750,000	$1,200,000	$4,810,604	$1,671,629	$1,200,000	$6,482,233	$7,682,233	$2,608,648	July 1995
School St. Assoc LLC Residential Apartments Framingham, Massachusetts	$17,000,000	$4,686,728	$18,746,911	$775,502	$4,686,728	$19,522,413	$24,209,141	$3,267,502	Apr. 2003

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Staples Plaza Strip Mall Framingham, Massachusetts	$4,017,889	$3,280,000	$4,920,000	$24,579	$3,280,000	$4,944,579	$8,224,579	$1,090,527	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$4,784,832	$1,335,000	$7,565,501	$924,865	$1,335,000	$8,490,366	$9,825,366	$2,680,812	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$10,484,823	$461,300	$2,424,636	$4,957,549	$417,107	$7,382,185	$7,799,292	$4,542,222	Sept. 1977
	$115,585,241	$22,033,461	$93,436,963	$28,236,341	$21,989,268	$121,673,305	$143,662,573	$41,453,011

(1)                 The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)                Net of retirements.

(3)                In 2005, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10-31 years
Other Categories of Assets	5-15 years

(4)                The net tax basis of the above properties is approximately $41,900,000 at December 31, 2005.

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2005	2004	2003
Rental Properties
Balance, Beginning	$142,937,900	$137,236,511	$108,264,354
Additions:
Buildings, improvements and other assets	2,612,246	8,104,629	30,235,371
	145,550,146	145,341,140	138,499,725
Deduct:
Write-off of retired or disposed assets	1,887,574	1,643,524	1,263,214
Rental properties held for sale and/or sold	759,716	759,716	—
Balance, Ending	$143,662,572	$142,937,900	$137,236,511
Accumulated Depreciation
Balance, Beginning	$37,053,341	$33,043,635	$29,091,904
Add:
Depreciation for the year	6,287,244	6,006,141	5,138,235
	43,348,858	39,049,776	34,230,139
Deduct:
Accumulated depreciation of retired or disposed assets	1,887,574	1,643,524	1,186,504
Accumulated depreciation of rental properties held for sale and/or sold	352,911	352,911	—
Balance, Ending	$41,453,011	$37,053,341	$33,043,635

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $1,281,899, $1,267,766 and $1,254,872 in 2005, 2004 and 2003, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2005, 2004 and 2003, approximately $506,000, $4,187,000 and $1,468,000, respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2005 expenses referred to above, approximately $222,000 consisted of repairs and maintenance and $158,000 of administrative expense and approximately $18,000 for rental commissions. Approximately $109,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

Of the 2004 expenses referred to above, approximately $227,000 consisted of repairs and maintenance and $160,000 of administrative expense and approximately $19,000 for rental commissions. Approximately $3,781,000 of expenses related to construction, architectural services and supervision of capital projects was capitalized in rental properties. Approximately $3,500,000 was related to construction of the Courtyard at Westgate in Woburn, Massachusetts.

Of the 2003 expenses referred to above, approximately $268,000 is recorded in repairs and maintenance, approximately $206,000 in administrative expense. Approximately $994,000 of expenses related to construction, architectural services and supervision of capital projects was capitalized in rental properties. Additionally in 2005, 2004 and 2003, the Partnership paid to the management company $80,000 each year for in-house accounting services. Included in accounts payable and accrued expenses at December 31, 2005 and 2004 is $138,181 and $147,195, respectively, due to the management company. The Partnership Agreement entitles the General Partner or the management company to receive certain commissions upon the sale of Partnership property only to the extent that total commissions do not exceed 4%. No commissions were paid during the years ended December 31, 2005 and December 31, 2004.

Additionally in 2005, the Hamilton Company received approximately $771,000 from the Investment Properties of which approximately $278,000 was the 4% management fee, $51,000 was for construction supervision and architectural fees, and $89,000 was for maintenance services  As more fully described in Notes 2 and 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $637,000 of commissions through December 31, 2005.

On January 1, 2004, NERA’S employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the NERA properties. Total reimbursement was approximately $2,075,000 for the year ended December 31, 2005.

In 1996, prior to becoming an employee and President of the management company, the current President of the management company performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $50,000 per year in 2005, 2004 and 2003, respectively.

The Partnership has invested in six limited liabilities to purchase six residential apartment complexes (the “Investment Properties”). The Partnership owns 50% of each entity, the majority shareholder of the General Partner owns between 43.2% and 47.5% and the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.4% respectively. See Note 14 for a description of the properties and their operations.

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

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves by approximately $4,800,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions were $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000 and an additional profit of $189,670 through December 2005 is included in gain on sale.

NOTE 4. OTHER ASSETS

Included in prepaid expenses and other assets at December 31, 2005 and 2004 is approximately $313,000 and $536,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $568,622 and $640,542 are net of accumulated amortization of $443,417 and $371,604 at December 31, 2005 and December 31, 2004, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At December 31, 2005 and 2004, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2005, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At December 31, 2005, the weighted average interest rate on the above mortgages was 6.75%. The effective rate of 6.83% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2005 are as follows:

2006- current maturities	$2,509,000
2007	1,055,000
2008	5,717,000
2009	11,526,000
2010	31,435,000
Thereafter	63,344,000
$115,586,000

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. Amounts received for prepaid rents of approximately $2,060,000 are included in cash and cash equivalents; security deposits of approximately $1,055,000 are included with other assets.

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

In February 2006, the Partnership approved a quarterly distribution of $7.00 per unit ($.70 per receipt) payable on March 31, 2006.

The Partnership has paid quarterly dividends of $7.00 per unit ($.70 per receipt) in March, June, September and December 31, 2005 for a total distribution of $28.00 per unit ($2.80 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2005	2004	2003
Income per Depositary Receipt before Discontinued Operations	$2.01	$.91	$1.57
Income from Discontinued Operations	3.44	.03	.03
Net Income per Depositary Receipt after Discontinued Operations	$5.45	$.93	$1.60
Distributions per Depositary Receipt	$2.80	$2.72	$2.94

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2005 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the year ended December 31, 2005, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future rental income on noncancellable operating leases as follows:

Commercial Property Leases
2006	1,698,000
2007	1,673,000
2008	1,589,000
2009	1,361,000
2010	1,030,000
Thereafter	3,942,000
11,293,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $394,000, $364,000 and $382,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Rents receivable are net of allowances for doubtful accounts of $284,005, $276,046 and $221,942 at December 31, 2005, 2004 and 2003, respectively. Included in rents receivable is approximately $455,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2005, 2004 and 2003, cash paid for interest was $7,808,220, $7,789,450 and $7,413,070 respectively. The 2004 amount is net of capitalization of construction-period interest of approximately $125,000 for the construction of Courtyard at Westgate in Woburn, Massachusetts.

Non-cash investing and financing activities were as follows:

Year Ended December 31, 2005

None

	Year Ended December 31, 2004
	Investing Activities	Financing Activities	Total
New Mortgage Debt	$—	$5,650,000	$5,650,000
Non-cash investing and financing:
Mortgage debt paid from refinancings	—	5,236,782	5,236,782
Total non-cash investing and financing activity	—	—	—
Cash received (used) before other transaction expenses	$—	$413,218	$413,218

	Year Ended December 31, 2003
	Investing Activities	Financing Activities	Total
New Mortgage Debt	$—	$45,350,000	$45,350,000
(Purchase) of rental property	(25,415,900)	—	(25,415,900)
	(25,415,900)	45,350,000	19,934,100
Non-cash investing and financing:
Mortgage on Framingham acquisition	17,000,000	(17,000,000)	—
Mortgage debt paid from Refinancings	—	(11,525,624)	(11,525,624)
Total non-cash investing and financing activity	17,000,000	(28,525,624)	(11,525,624)
Cash received (used) before other transaction expenses	$(8,415,900)	$16,824,376	$8,408,476

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At December 31, 2005	$115,585,241	$119,817,130
At December 31, 2004	$115,615,800	$122,123,808

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $13,000 less than statement income for the year ended December 31, 2005 and approximately $1,400,000 less than statement income for the year ended December 31, 2004. The cumulative tax basis of the Partnership's real estate at December 31, 2005 is approximately $400,000 greater than the statement basis. The Partnership’s tax basis in its joint venture investments is $400,000 less than statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004; accordingly, taxable income in future years is expected to increase.

	2005		2004		2003
Taxable income	Total	Per Receipt	Total	Per Receipt	Total	Per Receipt
Ordinary income	$3,128,988	$2.26	$202,698	$0.15	$2,075,390	$0.15
1250 capital gain	351,192	0.25	-	-	-	-
Long term capital gain	5,962,617	4.31	-	-	-	-
Total	$9,442,797	$6.82	$202,698	$0.15	$2,075,390	$0.15

NOTE 14. INVESTMENT IN PARTNERSHIPS

Since November 2001, the Partnership has invested in six limited partnerships, each of which has invested primarily in residential apartment complexes.  The Partnership has a 50% ownership interest in each investment.  The other investors are Harold Brown, and the President and five other employees of the management company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 4.6% and 2.5% owned by others.  A description of each investment is as follows:

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (6.39% at December 31, 2005) was obtained to finance this acquisition.  The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage.  Any profits from the condominium sales will be taxed at ordinary rates.  Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid.  The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee.  This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (6.39% at December 31, 2005) was obtained to finance this acquisition.  The

Partnership plans to sell the majority of units as condominiums and retain 40 to 50 units for long-term investment.  The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. Harold Brown has guaranteed 30% of this mortgage until such time as $9,950,000 of principal has been paid.  The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee.  As of December 31, 2005, 82 units have been sold, and 20 units have a signed purchase and sales agreement.  Gains from the sales of units (currently estimated to average approximately $55,000 per condominium) will be taxed at ordinary income rates.  This investment is referred to as 1025 Hamilton.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (6.39% at December 31, 2005) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates.  As of December 31, 2005, there were no sales. This investment is referred to as Hamilton Bay.

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

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts.  The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005.  As of  December 31, 2005, 65 units have been sold and an additional one unit was under contract. The majority of the sales proceeds will be used to reduce the mortgage. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%.  Approximately $499,000 of commissions was paid through December 31, 2005. This investment is referred to as Hamilton Place.

In 2005, Hamilton Place, Watertown, MA obtained a new 10 year mortgage on the three buildings to be retained for $16,825,000 interest only at 5.18% for 3 years and amortizing on a 30 year schedule for the remaining 7 years when the balance is due.  The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton Place paid a  fee of approximately $400,000 in connection with this early extinguishment of debt.

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

As required by the lender for the 2004 and 2005 acquisitions, the Treasurer of the General Partner has provided a limited repayment guarantee equal to twenty percent (20%) of the outstanding balance, reducing to zero percent (0%) upon the completion of the Curtailment Payments.  In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.

Summary financial information for the year ended December 31, 2005

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets – net	9,973,748	27,590,727	14,332,670	9,368,850	14,263,649	12,257,723	31,118,299	118,905,666
Mortgages payable	7,821,346	16,825,000	8,856,275	7,823,994	10,750,000	9,251,000	26,165,125	87,492,740
Total Equity	2,053,794	13,675,819	2,995,480	1,820,665	3,562,563	4,125,866	4,441,477	32,675,664
NERA – 50% equity	1,026,897	6,837,910	1,497,740	910,332	1,781,282	2,062,933	2,220,738	16,337,832
Summary income statement:
Rental income	974,821	2,322,753	1,204,523	691,046	1,016,868	1,331,596	500,799	8,042,406
Operating expenses	304,466	1,390,738	861,361	225,162	413,279	1,059,510	371,521	4,626,036
Management fees	39,511	94,480	17,525	27,565	44,913	30,331	23,257	277,582
Interest expense	546,898	1,041,315	691,246	432,850	510,158	638,370	415,032	4,275,869
Depreciation & amortization	358,995	1,460,370	598,084	527,488	360,956	683,066	249,509	4,238,468
Financing expense	—	404,881	—	—	—	—	—	404,881
Gain (loss) on sale of condominiums	—	—	3,959,173	—	—	4,525,547	—	8,484,720
Net profit (loss)	(275,049)	(2,069,031)	2,995,480	(522,019)	(312,438)	3,445,866	(558,520)	2,704,289
NERA – 50%	(137,525)	(1,034,515)	1,497,740	(261,010)	(156,219)	1,722,933	(279,260)	1,352,144
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374
Units to be sold	0	0	137	0	0	127	120	384
Units sold through December 31, 2005	0	0	65	0	0	82	0	147
Balance of unsold units	0	0	71	0	0	45	120	236
Unsold units with deposits for future sale as of December 31, 2005	0	0	1	0	0	0	0	1

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FASB Statement No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the Financial Accounting Standards Board (FASB or the “Board”) issued final guidance that clarifies how companies should account for “conditional” asset retirement obligations (“AROs”). FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47 or the “Interpretation”), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposal that are triggered by demolishing or renovating a facility). The new guidance will likely require many companies to recognize liabilities for these obligations. In implementing the new guidance, which must be adopted by calendar year enterprises by December 31, 2005, a company will need to identify its conditional AROs and determine whether it can reasonably estimate the fair value of each obligation. If the company can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation based on its current present value. This liability would then accrete to the ultimate liability over the service period (adjusted periodically for changes in estimates). We have reviewed tangible long-lived assets and other agreements for associated AROs in accordance with this Interpretation and have concluded that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2005.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123R”) which superceded the October 1995 issuance. SFAS 123R also supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued. In April 2005, the Securities and Exchange Commission adopted a rule which amended the compliance dates for this Statement. Accordingly, we will adopt this standard effective January 1, 2006. We are required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. We may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. Upon adoption, we will not elect to adjust our financial statements for periods prior to the effective date. Based on our assessment of the additional compensation expense related to the adoption of this Statement, we expect to recognize additional compensation expense of approximately $90,000 for the year ended December 31, 2006, related to awards that had been granted prior to December 31, 2005. Awards granted after January 1, 2006, if any, would result in additional compensation expense during the year ended December 31, 2006.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership, unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We will adopt EITF 04-05 as of January 1, 2006. We have assessed our investments in unconsolidated real estate joint ventures and have determined that EITF 04-05 will not have an impact on our financial condition or results of operations.

NOTE 16. DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Total Revenues	$79,676	$378,305	$398,727
Operating and other expenses	54,471	297,008	317,741
Depreciation and amortization	18,905	38,530	34,363
	73,376	335,538	352,104
Income from discontinued operations	$6,300	$42,767	$46,623

	Year Ended December 31,
	2005	2004	2003
Realized gain on sale of rental property	$5,960,034	$—	$—

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total
Revenue	$7,913,410	$7,900,834	$7,942,748	$7,988,257	$31,745,249
Expenses	7,545,395	7,295,100	7,341,436	7,652,971	29,834,902
Income Before Other Income and Discontinued Operations	368,015	605,734	601,312	335,286	1,910,347
Other Income (Loss)	(3,297)	768,687	580,900	232,708	1,578,998
Income Before Discontinued Operations	364,718	1,374,421	1,182,212	567,994	3,489,345
Discontinued Operations	5,815,085	(40,339)	191,397	191	5,966,334
Net Income (Loss)	6,179,803	1,334,082	1,373,609	568,185	9,455,679
Net Income per Unit	$35.66	$7.70	$7.93	$3.28	$54.58
Net Income per Depositary Receipt	$3.57	$.77	$0.79	$0.33	$5.46

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total
Revenue	$7,724,169	$7,682,324	$7,635,144	$7,823,395	$30,865,032
Expenses	7,195,988	6,901,714	7,335,845	7,326,078	28,759,625
Income Before Other Income and Discontinued Operations	528,181	780,610	299,299	497,317	2,105,407
Other Income (Loss)	38,137	23,534	(108,566)	(488,862)	(535,757)
Income Before Discontinued Operations	566,318	804,144	190,733	8,455	1,569,650
Discontinued Operations	16,301	32,263	19,278	(25,075)	42,767
Net Income (Loss)	$582,619	$836,407	$210,011	$(16,620)	$1,612,417
Net Income per Unit	$3.36	$4.83	$1.21	$(0.10)	$9.30
Net Income per Depositary Receipt	$0.34	$0.48	$0.12	$0.01	$0.95

Schedule II

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	other account	Describe	end
Description	of Period	Expenses	describe	(a)	of Period
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	276,046	319,399	—	311,440	284,005
Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	221,942	301,410	—	247,306	276,046
Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	211,202	230,525	—	219,785	221,942

(a)           uncollectable accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEW REAL, INC.
Its General Partner
By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	March 16, 2006
Ronald Brown	(Principal Executive Officer)
/s/ HAROLD BROWN	Treasurer and Director of the General Partner	March 16, 2006
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)
/s/ GUILLIAEM AERTSEN	Director of the General Partner	March 16, 2006
Guilliaem Aertsen
/s/ CONRAD DIGREGORIO	Director of the General Partner	March 16, 2006
Conrad DiGregorio

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(21)	Subsidiaries of the Partnership.(4)
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

(1)          Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.

(2)          Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.

(3)          Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.

(4)          Incorporated by reference to Notes 2 and 14 to Financial Statements included as part of this Form 10-K.

(5)          Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.

S-2