Form 10-Q
period 2006-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2006-05-10
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-12138

New England Realty Associates Limited Partnership

(Exact name of registrant as specified in its charter)

Massachusetts	04-2619298
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)
39 Brighton Avenue,	02134
Allston, Massachusetts	(Zip code)
(Address of principal executive offices)

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

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited)
Consolidated Statements of Income for the Three Months Ended March 31, 2006 and March 31, 2005 (all unaudited)
Consolidated Statement of Changes in Partners’ Capital for the Three Months Ended March 31, 2006 and March 31, 2005, (all unaudited)
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005 (all unaudited)
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART 1 — FINANCIAL INFORMATION

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Rental Properties	$101,008,203	$102,209,561
Cash and Cash Equivalents	12,002,561	12,049,392
Rents Receivable	540,256	480,118
Real Estate Tax Escrows	793,670	758,820
Prepaid Expenses and Other Assets	2,672,890	2,649,595
Investment in Partnerships	16,392,652	16,337,832
Financing and Leasing Fees	543,723	568,622

Total Assets	$133,953,955	$135,053,940

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$115,389,371	$115,585,241
Accounts Payable and Accrued Expenses	1,340,577	1,443,461
Advance Rental Payments and Security Deposits	2,911,032	2,943,219

Total Liabilities	119,640,980	119,971,921

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital
173,252 units outstanding in 2006 and 2005	14,312,975	15,082,019

Total Liabilities and Partners’ Capital	$133,953,955	$135,053,940

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, (Unaudited)
	2006	2005
Revenue
Rental income	$7,967,592	$7,797,298
Laundry and sundry income	124,031	116,112
	8,091,623	7,913,410
Expenses

Administrative	351,652	339,791
Depreciation and amortization	1,649,043	1,519,491
Interest	1,916,124	1,937,475
Management fees	321,660	315,708
Operating	1,291,634	1,411,457
Renting	55,866	102,852
Repairs and maintenance	1,030,728	1,014,471
Taxes and insurance	871,329	904,150
	7,488,036	7,545,395

Income Before Other Income and Discontinued Operations	603,587	368,015

Other Income (Loss)
Interest income	93,478	38,327
(Loss) from investment in joint ventures	(245,180)	(41,624)
	(151,702)	(3,297)

Income from Continuing Operations	$451,885	$364,718

Discontinued Operations
Income (loss) from discontinued operations	(10,125)	3,501
Gain on sale of real estate from discontinued operations	—	5,811,584
	(10,125)	5,815,085

Net Income	$441,760	$6,179,803

Income per Unit
Income before discontinued operations	$2.61	$2.10
Income (loss) from discontinued operations	(.06)	33.56

Net Income per Unit	$2.55	$35.66

Weighted Average Number of Units Outstanding	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited
	Class A	Class B	General Partnership	Total
Balance, January 1, 2005	$8,372,714	$1,991,972	$104,870	$10,469,556

Distribution to Partners	(968,643)	(230,053)	(12,108)	(1,210,805)

Net Income	4,943,842	1,174,163	61,798	6,179,803

Balance, March 31, 2005	$12,347,913	$2,936,082	$154,560	$15,438,555

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2005	138,602	32,918	1,732	173,252

Balance, January 1, 2006	$12,062,684	$2,868,340	$150,995	$15,082,019

Distribution to Partners	(968,643)	(230,053)	(12,108)	(1,210,804)

Net Income	353,408	83,934	4,418	441,760

Balance, March 31, 2006	$11,447,449	$2,722,221	$143,305	$14,312,975

Units authorized and Issued, net of 6,973 Treasury Units at March 31, 2006	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, (Unaudited)
	2006	2005
Cash Flows from Operating Activities
Net income	$441,760	$6,179,804

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,649,042	1,538,396
Loss from investments in joint venture	245,180	41,624
(Gain) on sale of rental properties	—	(5,811,584)
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(60,138)	90,386
(Increase) in financing and leasing fees	—	(29,855)
(Decrease) in accounts payable and accrued expense	(102,884)	(66,294)
(Increase) in real estate tax escrow	(34,850)	32,289
(Increase) Decrease in prepaid expenses and other assets	(27,134)	96,776
(Decrease) in advance rental payments and security deposits	(32,187)	(122,108)

Total Adjustments	1,637,029	(4,230,370)

Net cash provided by operating activities	2,078,789	1,949,434

Cash Flows (used in) provided by Investing Activities
(Investment in) joint venture	(300,000)	(4,252,500)
Purchase and improvement of rental properties	(418,946)	(554,362)
Net proceeds from the sale of rental properties	—	6,175,481

Net cash (used in) provided by investing activities	(718,946)	1,368,619

Cash Flows used in (provided by) Financing Activities
Proceeds of mortgage notes payable	—	2,000,000
Principal payments of mortgage notes payable	(195,870)	(1,482,173)
Distributions to partners	(1,210,804)	(1,210,803)

Net cash (used in) financing activities	(1,406,674)	(692,976)

Net (Decrease) Increase in Cash and Cash Equivalents	(46,831)	2,625,077
Cash and Cash Equivalents, at beginning of period	12,049,392	9,862,810

Cash and Cash Equivalents, at end of period	$12,002,561	$12,487,887

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

Comprehensive Income:   Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2006 or 2005 other than net income as reported.

Income Per Unit:   Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:   The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2006 or 2005. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At March 31, 2006, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.34% to 4.7%. At March 31, 2006 and December 31, 2005, respectively, approximately $12,000,000 of cash and cash equivalents exceeded federally insured amounts.

Advertising Expense:   Advertising is expensed as incurred. Advertising expense was $16,393 and $46,515 for the three months ended March 31, 2006 and 2005, respectively.

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

Interest Capitalized:   The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2006 and the year ended December 31, 2005, there was no capitalized interest.

Reclassifications:   Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

NOTE 2. RENTAL PROPERTIES

As of March 31, 2006, the Partnership and its Subsidiary Partnerships owned 2,378 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in 2 residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2006, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

Additionally, as of March 31, 2006, the Partnership owned a 50% ownership interest in six residential and mixed use complexes (the “Investment Properties”) with a total of 588 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286, including closing costs. The Partnership obtained a $1,600,000 mortgage on these condominiums. This mortgage is due in August 2006, and the Partnership plans to refinance or request an extension of this payment due date from the bank. The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units through the new or extended maturity date of the mortgage. See Note 3 for a discussion of certain related parties associated with this acquisition.

See Note 3 for a description of the sale of Middlesex to the majority shareholder of the management company.

Rental properties consist of the following:

	March 31, 2006	December 31, 2005	Useful Life
Land, improvements and parking lots	$23,187,429	$23,187,429	10-31 years
Buildings and improvements	105,459,499	105,416,158	15-31 years
Kitchen cabinets	3,903,413	3,821,968	5-10 years
Carpets	3,297,218	3,179,205	5-10 years
Air conditioning	738,054	734,154	7-10 years
Laundry equipment	182,855	182,855	5-7 years
Elevators	735,014	725,882	20 years
Swimming pools	142,428	142,428	10 years
Equipment	1,627,700	1,489,966	5-7 years
Motor vehicles	119,076	119,076	5 years
Fences	265,209	265,209	5-10 years
Furniture and fixtures	4,291,402	4,279,508	5-7 years
Smoke alarms	132,222	118,734	5-7 years

	144,081,519	143,662,572
Less accumulated depreciation	43,073,316	41,453,011
	$101,008,203	$102,209,561

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were $321,660 and $318,350 for the three months ended March 31, 2006 and 2005, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the three months ended March 31, 2006 and 2005, approximately $83,000 and $194,000, respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2006 expenses referred to above, approximately $42,000 consisted of repairs and maintenance and $35,000 of administrative expense. Approximately $6,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

Additionally in 2006, the Hamilton Company received approximately $207,000 from the Investment Properties of which approximately $73,000 was the management fee, $11,000 was for construction supervision and architectural fees, and $112,000 was for maintenance services. As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $19,000 of commissions through March 31, 2006.

On January 1, 2004, NERA’S employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the NERA properties. Total reimbursement was approximately $469,000 for the three months ended March 31, 2006.

In 1996, prior to becoming an employee and President of the management company, the current President of the management company performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $12,500 during the three months ended March 31, 2006, and $50,000 per year ended December 31, 2005.

The Partnership has invested in six limited liability companies to purchase six residential apartment complexes (the “Investment Properties”). The Partnership owns 50% of each entity, the majority shareholder of the General

Partner owns between 43.2% and 47.5% and the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3% respectively. See Note 14 for a description of the properties and their operations.

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership’s Advisory Committee of the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The majority shareholder of the general partner has guaranteed the $1,600,000 mortgage for these five units. The mortgage becomes due in August 2006.

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

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves by approximately $4,800,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions were $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000 and an additional profit of $189,670 was recognized at December 31, 2005.

NOTE 4. OTHER ASSETS

Included in prepaid expenses and other assets at March 31, 2006 and December 31, 2005 is approximately $350,000 and $313,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $543,723 and $568,622 are net of accumulated amortization of $468,316 and $443,417 at March 31, 2006 and December 31, 2005, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2006 and December 31, 2005, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2006, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At March 31, 2006, the weighted average interest rate on the above mortgages was 6.64%. The effective rate of 6.73% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2006 are as follows:

2006- current maturities	$2,582,000
2007	1,093,000
2008	5,712,000
2009	11,497,000
2010	33,433,000
Thereafter	61,072,000
$115,389,000

In January 2005, the Partnership obtained a mortgage on the Courtyard at Westgate for $2,000,000 at an interest rate of 5.25%. These funds were added to cash reserves. The loan requires interest-only payments through December 2014, when the entire balance is due.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. Amounts received for prepaid rents of approximately $1,584,000 are included in cash and cash equivalents; security deposits of approximately $1,059,000 are included with other assets.

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

The Partnership paid quarterly distributions of $7.00 per unit ($.70 per receipt) in March, June, September and December 31, 2005 for a total distribution of $28.00 per unit ($2.80 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Three months ended March 31,
	2006	2005
Income per Depositary Receipt before Discontinued Operations	$0.26	$0.21
Income (loss) from Discontinued Operations	(0.01)	3.35
Net Income per Depositary Receipt after Discontinued Operations	$0.25	$3.56
Distributions per Depositary Receipt	$.70	$0.70

NOTE 8.  TREASURY UNITS

Treasury units at March 31, 2006 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2006, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 6% was related to commercial properties, which have minimum future annual rental income on noncancellable operating leases at March 31, 2006 as follows:

Commercial Property Leases
2007	$1,724,000
2008	1,673,000
2009	1,599,000
2010	1,267,000
2011	984,000
Thereafter	3,713,000
$10,960,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $90,000 for the three months ended March 31, 2006 and $394,000 for the year ended December 31, 2005, respectively.

Rents receivable are net of allowances for doubtful accounts of $340,455 and $284,005 at March 31, 2006 and December 31, 2005, respectively. Included in rents receivable is approximately $394,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2006 and 2005, cash paid for interest was $1,916,176 and $1,947,076 respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At March 31, 2006	$115,389,371	$116,800,166
At December 31, 2005	$115,585,241	$119,817,130

Disclosure about fair value of financial instruments is based on pertinent information available to management as of  March 31, 2006 and December 31, 2005. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $200,000 greater than statement income for the quarter ended March 31, 2006 and approximately $13,000 less than statement income for the year ended December 31, 2005. The cumulative tax basis of the Partnership’s real estate at March 31, 2006 is approximately $625,000 greater than the statement basis. The Partnership’s tax basis in its joint venture investments is approximately $400,000 less than statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years is expected to increase.

NOTE 14—INVESTMENT IN PARTNERSHIPS

Since November 2001, the Partnership has invested in six limited partnerships, each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, and the President and five other employees of the management company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. A description of each investment is as follows:

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate (6.88%) of 2% over the 30 day Libor Index (4.88% at March 31, 2006) was obtained to finance this acquisition. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid. The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee. This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate (6.88%) of 2% over the 30 day Libor Index (4.88% at March 31, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominiums and retain 40 to 50 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. Harold Brown has guaranteed 30% of this mortgage until such time as $9,950,000 of principal has been paid. The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee. As of March 31, 2006, 91 units have been sold, and 7 units have a signed purchase and sales agreement. Gains from the sales of units (approximately $54,000 per unit) will be taxed at ordinary income rates. This investment is referred to as 1025 Hamilton.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate (6.88%)of 2% over the 30 day Libor Index (4.88% at March 31, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $60,000 per unit). As of March 31, 2006, 13 units have been sold and an additional 13 units have a signed purchase and sales agreement. This investment is referred to as Hamilton Bay.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership is in the process of making the units condominiums for potential future sales, however, no units have been sold to date. This investment is referred to as Hamilton Minuteman.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005. As of March 31, 2006, 69 units have been sold and an additional eight units were under contract. Gains from these sales will be taxed as ordinary income (approximately $59,000 per unit.)  The majority of the sales proceeds will be used to reduce the mortgage. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. This investment is referred to as Hamilton Place.

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

In November 2001, the Partnership formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. As of March 31, 2006, there were no unit sales. The Partnership is a 50% owner in this investment and is referred to as Franklin Street.

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

Summary financial information for the three months ended March 31, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets — net	9,893,274	27,200,000	13,822,494	9,259,909	14,175,975	11,390,302	28,793,802	114,535,756
Mortgages payable	7,794,113	16,825,000	8,237,677	7,879,510	10,750,000	7,864,340	23,775,924	83,126,564
Total Equity	2,007,648	14,047,811	2,891,541	1,659,456	3,459,258	4,197,222	4,522,369	32,785,305
NERA — 50% equity	1,003,824	7,023,905	1,445,771	829,728	1,729,629	2,098,611	2,261,184	16,392,652
Summary income statement:
Rental income	253,398	606,322	180,974	174,759	341,230	238,536	489,274	2,284,493
Operating expenses	64,878	224,589	160,155	62,233	139,081	301,712	475,452	1,428,100
Management fees	10,141	24,102	1,917	7,028	13,921	2,981	12,450	72,540
Interest expense	135,615	218,780	145,924	134,077	181,684	149,574	427,956	1,393,610
Depreciation & amortization	88,910	366,859	121,879	132,630	109,849	140,046	273,535	1,233,708
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	144,962	—	—	427,133	781,011	1,353,106
Net profit (loss)	(46,146)	(228,008)	(103,939)	(161,209)	(103,305)	71,356	80,892	(490,359)
NERA — 50%	(23,073)	(114,004)	(51,969)	(80,605)	(51,653)	35,678	40,446	(245,180)
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374
Units to be sold	0	0	137	0	0	127	120	384
Units sold through April 24, 2006	0	0	69	0	0	91	13	173
Balance of unsold units	0	0	68	0	0	36	107	211
Unsold units with deposits for future sale as of April 24, 2006	0	0	8	0	0	7	13	28

Future annual mortgage maturities at March 31, 2006 are as follows:

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay	Total
Year Ended:
March 31, 2007	113,742	—	—	2,025,000	10,750,000	—	17,545,925	30,434,667
March 31, 2008	121,843	19,552	8,237,676	3,000,000	—	7,864,340	6,230,000	25,473,411
March 31, 2009	130,522	241,315	—	2,854,510	—	—	—	3,226,347
March 31, 2010	139,818	254,117	—	—	—	—	—	393,935
March 31, 2011	149,776	267,597	—	—	—	—	—	417,373
Thereafter	7,138,412	16,042,419	—	—	—	—	—	23,180,831
	7,794,113	16,825,000	8,237,676	7,879,510	10,750,000	7,864,340	23,775,925	83,126,564

Interest rates, the majority of which are variable, range from 5.18% to 6.91% at March 31, 2006.

NOTE 15. NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 16. DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005

Total Revenues	$—	$78,256
Operating and other expenses	10,125	55,849
Depreciation and amortization	—	18,906
	10,125	74,755
Income (loss) from discontinued operations	(10,125)	3,501
Gain on sale of discontinued operations	—	5,811,584
	$(10,125)	$5,815,085

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

While the national economy has largely recovered from the recession of the late 1990s and early 2000s, Massachusetts’ local economy continues to lag behind. Job growth remains slow. Vacancy rates for downtown office space have improved from nearly 20%, and similar vacancy rates are seen to begin improving in suburban areas. In the face of these economic realities however, the Partnership has kept its residential vacancy rate below the 5-6% local industry average. Rental revenue has increased at the majority of properties and operating expenses have decreased due to (i) a milder winter in 2006 and (ii) lower tenant turnover. However, new housing product and a significant increase in resale inventories in the residential market and low mortgage interest rates continue to be direct competitors of the rental housing market.

The Partnership expects these conditions to continue throughout 2006. Revenue gains are expected to be modest and operating expenses are expected to remain stable. Competition continues to be strong; however rental commissions and advertising costs have decreased due to a drop in tenant turnover. It is presently unclear whether future earnings from operations will accelerate in the near term. Lastly, tax reform allowed the Partnership to accelerate depreciation on improvements and acquisitions over the past two years reducing taxable income. These tax incentives expired in 2004. Therefore, we expect income taxable to partners to increase in 2006 and to be more in line with the Partnership’s financial statement net income.

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

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 22.2% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director. Three of NewReal’s other directors Thomas Raffoul, Conrad DiGregorio, and Edward Sarkesian also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 4% of the repair and maintenance expense paid for by the Partnership in the three months ended March 31, 2006 and the year ended December 31, 2005. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 74% of the legal services paid for by the Partnership during the three months ended March 31, 2006 and approximately 70% for the year ended December 31, 2005.

Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company received similar fees from the Investment Properties.

R. Brown Partners, which is owned by Ronald Brown, manages five condominium units located in Brookline, Massachusetts. That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2006, Hamilton provided the Partnership approximately $6,000 in construction and architectural services, compared to $109,000 for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $603,587 during the three months ended March 31, 2006 compared to $368,015 for the three months ended March 31, 2005, an increase of $235,572 (64%).

The rental activity is summarized as follows:

	Occupancy Date
	April 24, 2006	February 25, 2006	May 9, 2005

Residential
Units	2,402	2,402	2,402
Vacancies	30	23	32
Vacancy rate	1.2%	1.0%	1.4%
Commercial
Total square feet	84,998	84,998	85,275
Vacancy	6,075	0	0
Vacancy rate	7.1%	0%	0%

	Rental Income (in thousands) Three Months Ended March 31,
	2006		2005
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,968	$7,968	$7,882	$7,797
Residential percentage	93.5%	93.5%	93%	93%
Commercial percentage	6.5%	6.5%	7%	7%
Contingent rentals	$90	$90	$103	$103

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	March 31, 2006	March 31, 2005	Dollar Change	Percent Change

Revenues:
Rental income	$7,967,592	$7,797,298	$170,294	2.2%
Laundry and sundry income	124,031	116,112	7,919	6.8%
	8,091,623	7,913,410	178,213	2.3%
Expenses:
Administrative	351,652	339,791	11,861	3.5%
Depreciation and amortization	1,649,043	1,519,491	129,552	8.5%
Interest	1,916,124	1,937,475	(21,351)	(1.1%)
Management fees	321,660	315,708	5,952	1.9%
Operating	1,291,634	1,411,457	(119,823)	(8.5%)
Renting	55,866	102,852	(46,986)	(45.7%)
Repairs and maintenance	1,030,728	1,014,471	16,257	1.6%
Taxes and insurance	871,329	904,150	(32,821)	(3.6%)
	7,488,036	7,545,395	(57,359)	(.80%)

Income Before Other Income and Discontinued Operations	603,587	368,015	235,572	64.0%

Other Income (Loss)
Interest income	93,478	38,327	55,151	143.9%
(Loss) from investment in joint ventures	(245,180)	(41,624)	(203,556)	(489.0%)
	(151,702)	(3,297)	(148,405)	(4501.2%)
Income from Continuing Operations	451,885	364,718	87,167	23.9%

Discontinued Operations:
Income (loss) from discontinued operations	(10,125)	3,501	(13,626)	(389.2%)
Gain on the sale of real estate from discontinued operations	—	5,811,584	(5,811,584)	(100.0%)
	(10,125)	5,815,085	(5,825,210)	(100.2%)
Net Income	$441,760	$6,179,803	$(5,738,043)	(92.86%)

Rental income for the three months ended March 31, 2006 was approximately $7,968,000 compared to approximately $7,797,000 for the three months ended March 31, 2005, an increase of approximately $170,000 (2.2%). The properties with the most significant increases include 62 Boylston Street with an increase of approximately $63,000; School Street with an increase of approximately $19,000; Hamilton Oaks with an increase of approximately $18,000; and 1144 Commonwealth Avenue with an increase of approximately $12,000. The majority of the Partnership’s other properties experienced minimal rental income increases. The Middlesex Apartments sold in March 2005 collected rental income of approximately $79,000 during the three months ended March 2005.

Total expenses for the three months ended March 31, 2006 were approximately $7,488,000 compared to approximately $7,545,000 for the three months ended March 31, 2005, a decrease of approximately $57,000. The most significant decreases were in renting expenses of approximately $47,000 (46%) due to improved occupancy and a decrease in the costs associated with advertising and rental commissions. Operating expenses decreased approximately $120,000 due to the lack of snow in the winter of 2006 compared to 2005. Taxes and insurance decreased approximately $33,000 due to decreases in insurance premiums. These decreases are offset by an increase in depreciation and amortization expense of approximately $130,000(8.5%) due to continued capital improvements to Partnership properties; an increase in repairs and maintenance expense of approximately $16,000 (1.6%) due to continued repairs to Partnership properties; and an increase in administrative expense of approximately $12,000 (3.5%) due to an increase in professional fees.

At March 31, 2006, the Partnership has a 50% ownership interest in six different investment properties. The net loss on these investments is $245,180 for the three months ended March 31, 2006 compared to a loss of $41,624 for the three months ended March 30, 2005 an increase of $203,556. This increase in loss on the investment properties is due to vacancies at the properties while preparing them for resale, an increase in depreciation and amortization expense due to capital improvements, and professional fees associated with converting the properties into condominium units. See Note 14 to the Consolidated Financial Statements for financial information of these investment properties. The summaries are as follows:

Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001. The Partnership’s share of loss on this investment is  $23,073 and $21,865 for the three months ended March 31, 2006 and 2005, respectively. There were no vacant units at April 24, 2006.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 283 units in six buildings in August 2004. The Partnership plans to sell 137 of the units as condominiums located in three buildings. At April 24, 2006, 69 units have been sold and eight additional units have reservation agreements. The Partnership’s share of loss for the three months ended March 31, 2006 was $165,973 which includes a gain of $144,962 on the sale of condominium units. The Partnership’s share of income for the three months ended March 31, 2005 was $85,451. There were 13 units vacant at April 24, 2006.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004. The Partnership is planning to sell this property as condominiums and is in the process of obtaining necessary permits and approvals. The Partnership’s share of loss on this investment was $80,605 and $67,672 for the three months ended March 31, 2006 and 2005, respectively. The increase in loss is due to the fees associated with preparing the building as condominium units and ultimately ready for resale. The Partnership is negotiating with the Town of Lexington regarding an affordable housing component for the conversion to condominiums. It expects approval in the third quarter of 2006. Thereafter the units will be marketed for sale. The lender has extended the principal curtailment pay-downs pending this approval. There is one vacant unit at April 24, 2006.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005. The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot. The Partnership’s share of loss on this investment is $51,653 and $12,175 for the three months ended March 31, 2006 and 2005 respectively. There are no vacant units at April 24, 2006.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 127 units as condominiums. As of April 24, 2006, 91 units have been sold, and seven units have been reserved. The Partnership’s share of income on this investment for the three months ended March 31, 2006 is $35,678 which includes a gain on unit sales of $427,133. The Partnership’s share of loss on this investment for the three month ended March 31, 2005 was $25,363. There are 20 vacant units at April 24, 2006.

Hamilton Bay, Quincy, Massachusetts

The Partnership invested $2,500,000 in a 168 unit apartment complex in Quincy, Massachusetts in October 2005. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate (6.88%) of 2% over the 30 day Libor Index (4.88% at March 31, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The proceeds from the condominium sales will be used primarily to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates. As of March 31, 2006, 13 units have been sold and an additional 13 units have a signed purchase and sales agreement. There are 24 vacant units at April 24, 2006.

On March 22, 2005, the Partnership sold the Middlesex Apartments located in Newton, Massachusetts. The selling price was $6,500,000. The loss on discontinued operation for the three months ended March 31, 2006 was $10,125 which represents state taxes paid. The operating profit for the three months ended March 31, 2005 was

$3,501 and the gain of $5,811,584, net of mortgage prepayment penalties of approximately $382,000 and selling expenses, are included in income from discontinued operations.  See Note 3 to the Consolidated Financial Statements.

Interest income was approximately $93,000 for the three months ended March 31, 2006 compared to approximately $38,000 for the three months ended March 31, 2005, an increase of approximately $55,000 (145%). This increase reflects an increase in interest rates.

As a result of the changes discussed above, net income for the three months ended March 31, 2006 was $441,760 compared to $6,179,803 for the three months ended March 31, 2005, a decrease of $5,738,043 (92.8%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2006 and 2005 were the collection of rents, sale of a Partnership property and the refinancing of a Partnership property in 2005.

The majority of cash and cash equivalents of $12,002,561 at March 31, 2006 and $12,049,392 at

December 31, 2005 were held in interest bearing accounts at creditworthy financial institutions.

This decrease of $46,831 for the three months ended March 31, 2006 is summarized as follows:

	Three Months Ended March 31,
	2006	2005
Cash provided by operating activities	$2,078,790	$1,949,434
Cash provided by (used in) investing activities	(718,947)	1,368,619
Cash provided by (used in) financing activities	(195,870)	517,827
Distributions paid	(1,210,804)	(1,210,803)
Net increase (decrease) in cash and cash equivalents	$(46,831)	$2,625,077

The cash provided by operating activities is primarily due to the net income plus depreciation expense as well as a non cash loss on the investment in joint venture. The increase in cash used in investing activities is due to the following  (i) the sale in March 2005 of a Partnership property resulting in proceeds of approximately $6,000,000 in 2005 and  (ii) continued capital improvements to Partnership properties in 2006. The increase in cash used in financing activities is due to the refinancing of a Partnership property in 2005 resulting in an increase in cash of $2,000,000 in 2005.

During the three months ended March 31, 2006 the Partnership invested an additional $300,000 in the investment properties. As discussed in Notes 14 to the Consolidated Financial Statements, the lender requires minimum principal payments as units are sold. The principal pay downs due to unit sales as well as the continued capital improvements to the investment properties during the three months ended March 31, 2006 resulted in the need for an additional cash investment by the Partnership. See Note 14 of the Consolidated Financial Statements for additional information on the investments and the related loss on these investments.

The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, 2006 for a total distribution of $ 1,210,804.  Management anticipates that similar distributions will continue to be made during 2006.

As discussed in Note 3 to the Consolidated Financials Statements, the Partnership purchased five condominiums in a 42-unit building located in Brookline, Massachusetts. In connection with the acquisition, the Partnership obtained a mortgage of $1,600,000 due in August 2006. The Partnership plans to refinance this mortgage or request an extension.

During the three months ended March 31, 2006, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $419,000. The most significant improvements were made at the following properties: approximately $104,000 at Westside Colonial in Brockton, Massachusetts; approximately $40,000 at Hamilton Oaks in Brockton, Massachusetts; approximately $34,000 at  School Street in Framingham, Massachusetts; and approximately $30,000 at 62 Boylston Street in Boston,  Massachusetts. All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the financing of applicable properties.

In addition to the improvements made to date in 2006, the Partnership and its Subsidiary Partnerships plan to invest approximately $1,570,000 in capital improvements during the balance of 2006, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, 62 Boylston, and Westgate Woburn. These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership’s cash.

As of March 31, 2006, the Partnership had a 50% ownership in six joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2006, our proportionate share of the non-recourse debt related to these investments was equal to approximately $41,500,000. See Note 14 to the Consolidated Financial Statements for  details of the investment properties including results of operations, equity and units sales.

The Partnership anticipates that cash from operations and interest-bearing investments will be sufficient to fund its current operations, finance current improvements to its properties and meet bank obligations on current mortgages. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, mortgage financings, unanticipated increases in expenses, or the loss of significant tenants.

Contractual Obligations

Please see Note 5 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other contractual obligation to be disclosed.

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

The sale of condominium units may not generate enough net proceeds to pay the minimum curtailment payments required at the Investment Properties. The Partnership may be required to fund any deficiencies.

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

Item 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, the Partnership and its subsidiary Partnerships collectively have approximately $115,400,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

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

Date: May 10, 2006

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

	By:	NEWREAL, INC.,
its General Partner*

	By:	/s/ Ronald Brown
Ronald Brown, President

* Functional equivalent of Chief Executive Officer, Principal Financial Officer and Principal Acounting Officer

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