Form 10-Q
period 2006-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2006-08-09
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Rental Properties	$100,046,363	$102,209,561
Cash and Cash Equivalents	11,724,433	12,049,392
Rents Receivable	602,193	480,118
Real Estate Tax Escrows	809,510	758,820
Prepaid Expenses and Other Assets	2,829,474	2,649,595
Investment in Partnerships	16,669,761	16,337,832
Financing and Leasing Fees	518,824	568,622

Total Assets	$133,200,558	$135,053,940

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$115,158,594	$115,585,241
Accounts Payable and Accrued Expenses	1,317,598	1,443,461
Advance Rental Payments and Security Deposits	3,038,385	2,943,219

Total Liabilities	119,514,577	119,971,921

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital
173,252 units outstanding in 2006 and 2005	13,685,981	15,082,019

Total Liabilities and Partners’ Capital	$133,200,558	$135,053,940

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Rental income	$7,847,066	$7,812,890	$15,814,658	$15,610,188
Laundry and sundry income	107,470	87,944	231,501	204,056
	7,954,536	7,900,834	16,046,159	15,814,244
Expense
Administrative	323,642	319,527	675,294	659,318
Depreciation and amortization	1,708,891	1,583,964	3,357,934	3,103,455
Interest	1,930,677	1,944,407	3,846,801	3,881,882
Management fees	325,368	325,036	647,028	640,744
Operating	864,906	766,167	2,156,540	2,177,624
Renting	138,240	154,917	194,106	257,769
Repairs and maintenance	1,432,409	1,275,341	2,463,137	2,289,812
Taxes and insurance	883,001	925,741	1,754,330	1,829,891
	7,607,134	7,295,100	15,095,170	14,840,495

Income Before Other Income	347,402	605,734	950,989	973,749

Other Income (Loss)
Interest income	109,299	59,581	202,777	97,908
Income (Loss) from investment in joint ventures	127,109	709,106	(118,071)	667,482
	236,408	768,687	84,706	765,390

Income from Continuing Operations	583,810	1,374,421	1,035,695	1,739,139

Discontinued Operations
Income (Loss) from discontinued operations	—	882	(10,125)	4,383
Gain (Loss) on sale of real estate from discontinued operations	—	(41,221)	—	5,770,363
	—	(40,339)	(10,125)	5,774,746

Net Income	$583,810	$1,334,082	$1,025,570	$7,513,885

Income per Unit
Income before discontinued operations	3.37	7.93	5.98	10.04
Income (Loss) from discontinued operations	—	(.23)	(.06)	33.33
	3.37	7.70	5.92	43.37

Net Income per Unit	$3.37	$7.70	$5.92	$43.37

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited
	Class A	Class B	General Partnership	Total
Balance, January 1, 2005	$8,372,714	$1,991,972	$104,870	$10,469,556

Distribution to Partners	(1,937,286)	(460,106)	(24,216)	(2,421,608)

Net Income	6,011,109	1,427,638	75,138	7,513,885

Balance, June 30, 2005	$12,446,537	$2,959,504	$155,792	$15,561,833

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2005	138,602	32,918	1,732	173,252

Balance, January 1, 2006	$12,062,684	$2,868,340	$150,995	$15,082,019

Distribution to Partners	(1,937,286)	(460,106)	(24,216)	(2,421,608)

Net Income	820,456	194,858	10,256	1,025,570

Balance, June 30, 2006	$10,945,854	$2,603,092	$137,035	$13,685,981

Units authorized and Issued, net of 6,973 Treasury Units at June 30, 2006	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,025,570	$7,513,885

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,357,934	3,122,360
(Income) Loss from investments in joint venture	118,071	(667,482)
(Gain) on sale of rental properties	—	(5,770,363)
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(122,075)	5,566
(Increase) in financing and leasing fees	—	(44,854)
(Decrease) in accounts payable and accrued expense	(125,863)	(85,264)
(Increase) in real estate tax escrow	(50,690)	3,288
(Increase) Decrease in prepaid expenses and other assets	(187,557)	(184,459)
Increase (Decrease) in advance rental payments and security deposits	95,166	(4,894)

Total Adjustments	3,084,986	(3,626,102)

Net cash provided by operating activities	4,110,556	3,887,783

Cash Flows (used in) provided by Investing Activities
(Investment in) joint venture	(450,000)	(4,252,500)
Purchase and improvement of rental properties	(1,137,260)	(1,357,627)
Net proceeds from the sale of rental properties	—	6,169,417

Net cash (used in) provided by investing activities	(1,587,260)	559,290

Cash Flows (used in) provided by Financing Activities
Proceeds of mortgage notes payable	—	2,000,000
Principal payments of mortgage notes payable	(426,647)	(1,664,032)
Distributions to partners	(2,421,608)	(2,421,607)

Net cash (used in) financing activities	(2,848,255)	(2,085,639)

Net (Decrease) Increase in Cash and Cash Equivalents	(324,959)	2,361,434
Cash and Cash Equivalents, at beginning of period	12,049,392	9,862,810

Cash and Cash Equivalents, at end of period	$11,724,433	$12,244,244

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Concentration of Credit Risks and Financial Instruments:   The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2006 or 2005. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At June 30, 2006, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 2.10% to 5.10%.  At June 30, 2006 and December 31, 2005, approximately $12,000,000 of cash and cash equivalents, and cash included in prepaid expenses and other asserts exceeded federally insured amounts.

Advertising Expense:   Advertising is expensed as incurred. Advertising expense was $43,942 and $68,991 for the six months ended June 30, 2006 and 2005, respectively.

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

Interest Capitalized:   The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2006 and the year ended December 31, 2005, there was no capitalized interest.

Reclassifications:   Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

NOTE 2. RENTAL PROPERTIES

As of June 30, 2006, the Partnership and its Subsidiary Partnerships owned 2,378 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in 2 residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2006, the Subsidiary Partnerships owned commercial shopping centers in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

Additionally, as of June 30, 2006, the Partnership owned a 50% ownership interest in six residential and mixed use complexes (the “Investment Properties”) with a total of 547 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286, including closing costs. The Partnership obtained a $1,600,000 mortgage on these condominiums. This mortgage is due in August 2006.  The Partnership has requested an extension of this payment date to August 2008 and anticpates approval from the bank. The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units through the new or extended maturity date of the mortgage. See Note 3 for a discussion of certain related parties associated with this acquisition.

See Note 3 for a description of the sale of Middlesex to the majority shareholder of the management company.

Rental properties consist of the following:

	June 30, 2006	December 31, 2005	Useful Life
Land, improvements and parking lots	$23,192,129	$23,187,429	10-31 years
Buildings and improvements	105,540,856	105,416,158	15-31 years
Kitchen cabinets	4,147,482	3,821,968	5-10 years
Carpets	3,488,319	3,179,205	5-10 years
Laundry equipment	187,632	182,855	5-7 years
Elevators	735,365	725,882	20 years
Swimming pools	147,082	142,428	10 years
Equipment	1,672,404	1,489,966	5-7 years
Motor vehicles	119,076	119,076	5 years
Fences	269,659	265,209	5-10 years
Furniture and fixtures	4,372,034	4,279,508	5-7 years
Smoke alarms	160,222	118,734	5-7 years
	144,799,832	143,662,572
Less accumulated depreciation	44,753,469	41,453,011
	$100,046,363	$102,209,561

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $647,000 and $643,000 for the six months ended June 30, 2006 and 2005, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the six months ended June 30, 2006 and 2005, approximately $165,000 and $295,000, respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2006 expenses referred to above, approximately $78,000 consisted of repairs and maintenance and $76,000 of administrative expense. Approximately $11,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

Additionally in 2006, the Hamilton Company received approximately $634,000 from the Investment Properties of which approximately $139,000 was the management fee, $220,000 for construction costs, $18,000 was for construction supervision and architectural fees, $250,000 was for maintenance services and $7,000 was for administrative services.  The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $50,000.  As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $118,000 of commissions through June 30, 2006.

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $1,333,000 for the six months ended June 30, 2006.

In 1996, prior to becoming an employee and President of the management company, the current President of the management company performed asset management consulting services to the Partnership. This individual continues to perform this service and to receive an asset management fee from the Partnership, receiving $25,000 during the six months ended June 30, 2006, and $50,000 for the year ended December 31, 2005.

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

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership’s Advisory Committee and the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The majority shareholder of the general partner has guaranteed the $1,600,000 mortgage for these five units. The mortgage becomes due in August 2006, however the Partnership has requested an extension of this payment date to August 2008 and anticipates approval from the bank.

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

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves of approximately $4,800,000 after payment off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000 and an additional profit of $189,670 was recognized at December 31, 2005.

NOTE 4. OTHER ASSETS

Included in prepaid expenses and other assets at June 30, 2006 and December 31, 2005 is approximately $381,000 and $313,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $518,824 and $568,622 are net of accumulated amortization of $493,216 and $443,417 at June 30, 2006 and December 31, 2005, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2006 and December 31, 2005, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2006, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At June 30, 2006, the weighted average interest rate on the above mortgages was 6.63%. The effective rate of 6.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2006 are as follows:

2007- current maturities	$2,618,000
2008	1,131,000
2009	5,707,000
2010	11,470,000
2011	33,448,000
Thereafter	60,784,000
$115,158,000

In January 2005, the Partnership obtained a mortgage on the Courtyard at Westgate for $2,000,000 at an interest rate of 5.25%. These funds were added to cash reserves. The loan requires interest-only payments through December 2014, when the entire balance is due.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. Amounts received for prepaid rents of approximately $1,594,000 are included in cash and cash equivalents; security deposits of approximately $1,111,000 are included with other assets.

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

In 2006, the Partnership approved quarterly distributions of $7.00 per unit ($.70 per receipt) payable on March 31, June 30, and September 30, 2006.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Six months ended June 30,
	2006	2005
Income per Depositary Receipt before Discontinued Operations	$.60	$1.00
Income (loss) from Discontinued Operations	(.01)	3.33
Net Income per Depositary Receipt after Discontinued Operations	$.59	$4.33
Distributions per Depositary Receipt	$1.40	$1.40

NOTE 8.  TREASURY UNITS

Treasury units at June 30, 2006 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2006, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future annual rental income on noncancellable operating leases at June 30, 2006 as follows:

Commercial Property Leases
2007	$1,803,000
2008	1,697,000
2009	1,597,000
2010	1,214,000
2011	938,000
Thereafter	3,484,000
$10,733,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $201,000 for the six months ended June 30, 2006 and $394,000 for the year ended December 31, 2005, respectively.

Rents receivable are net of allowances for doubtful accounts of $474,042 and $284,005 at June 30, 2006 and December 31, 2005, respectively. Included in rents receivable is approximately $448,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2006 and 2005, cash paid for interest was $3,846,732 and $3,891,708 respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At June 30, 2006	$115,158,594	$114,615,808
At December 31, 2005	$115,585,241	$119,817,130

Disclosure about fair value of financial instruments is based on pertinent information available to management as of  June 30, 2006 and December 31, 2005. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $435,000 greater than statement income for the quarter ended June 30, 2006 and approximately $13,000 less than statement income for the year ended December 31, 2005. The cumulative tax basis of the Partnership’s real estate at June 30, 2006 is approximately $825,000 greater than the statement basis. The Partnership’s tax basis in its joint venture investments is approximately $380,000 less than statement basis. The depreciation rules that generated substantial deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years is expected to increase.

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

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate (7.27%) of 2% over the 30 day Libor Index (5.27% at June 30, 2006) was obtained to finance this acquisition. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid. The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee. This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate (7.27%) of 2% over the 30 day Libor Index (5.27% at June 30, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominiums and retain 40 to 50 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. Harold Brown has guaranteed 30% of this mortgage until such time as $9,950,000 of principal has been paid. The Partnership and the other investors have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee. As of July 24, 2006, 101 units have been sold, and 3 units have a signed purchase and sales agreement. Gains from the sales of units (approximately $55,000 per unit) will be taxed at ordinary income rates. This investment is referred to as 1025 Hamilton.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate (7.27%) of 2% over the 30 day Libor Index (5.27% at June 30, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $51,000 per unit). As of July 24, 2006, 30 units have been sold and an additional 14 units have a signed purchase and sales agreement. This investment is referred to as Hamilton Bay.

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

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005. As of July 24, 2006, 80 units have been sold and an additional 9 units were under contract. Gains from these sales will be taxed as ordinary income (approximately $60,000 per unit.)  The majority of the sales proceeds will be used to reduce the mortgage. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. This investment is referred to as Hamilton Place.

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

As required by the lender for the 2004 and 2005 acquisitions, the Treasurer of the General Partner has provided a limited repayment guaranty equal to fifty percent (50%) of the outstanding balance, reducing to zero percent (0%) upon the completion of the Curtailment Payments. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.

Summary financial information for the six months ended June 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets — net	9,755,050	27,264,561	11,401,079	9,294,299	14,080,371	10,323,716	25,897,805	108,016,880
Mortgages payable	7,766,406	16,825,000	5,561,149	7,941,811	10,750,000	6,143,719	20,519,625	75,507,710
Total Equity	1,952,448	13,696,054	3,324,080	1,496,964	3,416,402	4,520,024	4,933,550	33,339,522
NERA — 50% equity	976,224	6,848,027	1,662,040	748,482	1,708,201	2,260,012	2,466,775	16,669,761
Summary income statement:
Rental income	502,952	1,187,111	342,133	349,687	725,806	461,296	939,661	4,508,646
Operating expenses	133,860	536,632	321,291	107,184	245,308	509,113	861,809	2,715,197
Management fees	20,431	47,097	3,264	14,207	27,212	7,030	19,308	138,549
Interest expense	270,781	439,966	278,813	276,339	378,092	278,599	841,022	2,763,612
Depreciation & amortization	178,159	743,181	243,757	275,658	221,354	270,131	603,042	2,535,282
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	833,591	—	—	997,735	1,518,793	3,350,119
Net profit (loss)	(101,346)	(579,765)	328,599	(323,701)	(146,160)	394,158	192,073	(236,142)
NERA — 50%	(50,673)	(289,882)	164,299	(161,850)	(73,080)	197,079	96,036	(118,071)
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374
Units to be sold	0	0	137	0	0	127	120	384
Units sold through July 24, 2006	0	0	80	0	0	101	30	211
Balance of unsold units	0	0	57	0	0	26	90	173
Unsold units with deposits for future sale as of July 24, 2006	0	0	9	0	0	3	14	21

Summary financial information for the three months ended June 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay	Total
Summary income statement:
Rental income	249,554	580,789	161,159	174,928	384,576	222,760	450,387	2,224,153
Operating expenses	68,982	312,043	161,136	44,951	106,227	207,401	386,357	1,287,097
Management fees	10,290	22,995	1,347	7,179	13,291	4,049	6,858	66,009
Interest expense	135,166	221,186	132,889	142,262	196,408	129,025	413,066	1,370,002
Depreciation & amortization	89,249	376,322	121,878	143,028	111,505	130,085	329,507	1,310,574
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	688,629	—	—	570,602	737,782	1,997,013
Net profit (loss)	(55,200)	(351,757)	432,538	(162,492)	(42,855)	322,802	111,181	254,217
NERA — 50%	(27,600)	(175,878)	216,268	(81,245)	(21,427)	161,401	55,590	127,109

Future annual mortgage maturities at June 30, 2006 are as follows:

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay	Total
Period Ended:
June 30, 2007	115,054	—	5,561,149	340,000	10,750,000	—	11,537,125	28,303,328
June 30, 2008	123,249	58,910	—	7,601,811	—	6,143,719	8,982,500	22,910,189
June 30, 2009	132,027	243,373	—	—	—	—	—	375,400
June 30, 2010	141,430	256,315	—	—	—	—	—	397,746
June 30, 2011	151,504	269,912	—	—	—	—	—	421,416
Thereafter	7,103,145	15,996,489	—	—	—	—	—	23,099,634
	7,766,408	16,825,000	5,561,149	7,941,811	10,750,000	6,143,719	20,519,625	75,507,712

Interest rates, the majority of which are variable, range from 5.18% to 7.27% at June 30, 2006.

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

NOTE 16. DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30
	2006	2005

Total Revenues	$0	$79,326
Operating and other expenses	10,125	56,037
Depreciation and amortization	0	18,906
	10,125	74,943
Income (loss) from discontinued operations	$(10,125)	$4,383

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

While the national economy has largely recovered from the recession of the late 1990s and early 2000s, Massachusetts’ local economy continues to lag behind. Job growth remains slow. Vacancy rates for downtown office space have improved from nearly 20%, and similar vacancy rates are seen to begin improving in suburban areas. In the face of these economic realities however, the Partnership has kept its residential vacancy rate below the 5-6% local industry average. Rental revenue has increased slightly at the majority of properties.  Operating expenses have also increased, primarily repairs and maintenance expenses, due to the Partnership’s efforts to maintain strong occupancy levels. A relatively soft residential housing market continues to be a direct competitor of the rental housing market.

The Partnership expects these conditions to continue throughout 2006. Revenue gains are expected to be modest and operating expenses are expected to stabilize, however utility and heating costs may increase substantially. Competition continues to be strong; however rental commissions and advertising costs have decreased due to a drop in tenant turnover. It is presently unclear whether future earnings from operations will accelerate in the near term. Lastly, tax reform allowed the Partnership to accelerate depreciation on improvements in 2003 and 2004. These tax incentives expired in 2004. Therefore, we expect income taxable to partners to increase in 2006 and to be more in line with the Partnership’s financial statement net income.

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

Hamilton accounted for approximately 3% of the repair and maintenance expenses paid for by the Partnership in the six months ended June 30, 2006 and 4% for the year ended December 31, 2005. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff and use minimal Hamilton service. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 72% of the legal services paid for by the Partnership during the six months ended June 30, 2006 and approximately 70% for the year ended December 31, 2005.

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

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2006, Hamilton provided the Partnership approximately $10,000 in construction and architectural services, compared to $109,000 for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005 (as adjusted for discontinued operations).

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $584,000 during the three months ended June 30, 2006 compared to approximately $1,374,000 for the three months ended June 30, 2005, a decrease of $790,000 (57%).

The rental activity is summarized as follows:

	Occupancy Date
	July 24, 2006	April 24, 2006	August 2, 2005

Residential
Units	2,402	2,402	2,402
Vacancies	42	30	58
Vacancy rate	1.7%	1.2%	2.4%
Commercial
Total square feet	84,998	84,998	85,275
Vacancy	6,075	6,075	0
Vacancy rate	7.1%	7.1%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2006		2005
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,847	$7,847	$7,814	$7,813
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$111	$111	$93	$93

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	June 30, 2006	June 30, 2005	Dollar Change	Percent Change

Revenues:
Rental income	$7,847,066	$7,812,890	$34,176	0.4%
Laundry and sundry income	107,470	87,944	19,526	22.2%
	7,954,536	7,900,834	53,702	0.6%
Expenses:
Administrative	323,642	319,527	4,115	1.2%
Depreciation and amortization	1,708,891	1,583,964	124,927	7.9%
Interest	1,930,677	1,944,407	(13,730)	(0.7)%
Management fees	325,368	325,036	332	0.1%
Operating	864,906	766,167	98,739	12.9%
Renting	138,240	154,917	(16,677)	(10.8)%
Repairs and maintenance	1,432,409	1,275,341	157,068	12.3%
Taxes and insurance	883,001	925,741	(42,740)	(4.6)%
	7,607,134	7,295,100	312,034	4.3%

Income Before Other Income and Discontinued Operations	347,402	605,734	(258,332)	(42.6)%

Other Income (Loss)
Interest income	109,299	59,581	49,718	83.4%
(Loss) from investment in joint ventures	127,109	709,106	(581,997)	(82.0)%
	236,408	768,687	(532,279)	(69.2)%
Income from Continuing Operations	583,810	1,374,421	(790,611)	(57.5)%

Discontinued Operations:
Income (loss) from discontinued operations	—	882	(882)	(100.0)%
Gain (loss) on the sale of real estate from discontinued operations	—	(41,221)	41,221	100.0%
	—	(40,339)	40,339	100.0%
Net Income	$583,810	$1,334,082	$(750,272)	(56.2)%

Rental income for the three months ended June 30, 2006 was approximately $7,847,000 compared to approximately $7,813,000 for the three months ended June, 2005, an increase of approximately $34,000 (.4%). The properties with the most significant increases include 62 Boylston Street with an increase of approximately $75,000; Worcester Road with an increase of approximately $22,000; Hamilton Oaks with an increase of approximately $28,000; and 1144 Commonwealth Avenue with an increase of approximately $11,000.  Properties with rental income decreases include Executive Apartments with a decrease of approximately $14,000, Dean Street with a decrease of approximately $13,000,  School Street with a decrease of approximately $12,000 and Coach Estates with a decrease of approximately $10,000.  Rental income at the Partnership’s other properties remained relatively stable.

Total expenses for the three months ended June 30, 2006 were approximately $7,607,000 compared to approximately $7,295,000 for the three months ended June 30, 2005, an increase of approximately $312,000 (4.3%). The most significant increase was in repairs and maintenance of approximately $157,000 (12.3%) due to continued efforts to maintain occupancy levels.  Operating expenses increased approximately $99,000 (12.9%) due to increased utility and eviction costs.  Depreciation and amortization expense increased approximately $125,000 (7.9%) due to continued capital improvements to Partnership properties. These increases are offset by a decrease in taxes and insurance of approximately $43,000 (4.6%) due to decreases in real estate taxes and insurance premiums and a decease in renting expenses of approximately $17,000 due to a decrease in rental commissions.

At June 30, 2006, the Partnership has a 50% ownership interest in six different investment properties. The net income on these investments is $127,109 for the three months ended June 30, 2006 compared to income of  $709,106 for the three months ended June 30, 2005, a decrease of  $581,997. This decrease in income from the investment properties is due to vacancies at the properties while preparing them for resale, an increase in depreciation and amortization expense due to capital improvements, and professional fees associated with converting the properties into condominium units. See Note 14 to the Consolidated Financial Statements for financial information of these investment properties. The summaries are as follows:

Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001. The Partnership’s share of loss on this investment is $27,600 and $40,462 for the three months ended June 30, 2006 and 2005, respectively.  The Partnership’s share of loss on this investment is $50,673 and $62,327 for the six months ended June 30, 2006 and 2005, respectively.  There were 2 vacant units at July 24, 2006.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 283 units in six buildings in August 2004. The Partnership plans to sell 137 of the units as condominiums located in three buildings.  At July 24, 2006, 80 units have been sold and 9 additional units have reservation agreements. The Partnership’s share of loss on the investment held as a rental property is approximately $290,000 and $688,000 for the six months ended June 30, 2006 and 2005 respectively, and a loss of approximately $176,000 for the three months ended June 30, 2006 compared to income of approximately $94,000 for the three months ended June 30, 2005.  The Partnership’s share of income on the buildings with units held for sale is approximately $164,000 and $901,000 for the six months ended June 30, 2006 and 2005 respectively   The Partnership’s share of income for the six months ended June 30, 2006 includes a gain on unit sales of approximately $ 417,000 and $ 1,139,000 for the six months ended June 30, 2005.  There were 9 units vacant at July 24, 2006.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004. The Partnership is planning to sell this property as condominiums and is in the process of obtaining necessary permits and approvals. The Partnership’s share of loss on this investment is $81,246 and $60,533 for the three months ended June 30, 2006 and 2005, respectively. The Partnership’s share of loss for the six months ended June 30, 2006 is $161,850 compared to $128,205 for the six months ended June 30, 2005.  The increase in loss is due to the fees associated with preparing the building as condominium units and ultimately ready for resale. The Partnership is negotiating with the Town of Lexington regarding an affordable housing component for the conversion to condominiums. It expects approval in the third quarter of 2006. Thereafter the units will be marketed for sale. The lender has extended the principal curtailment pay-downs pending this approval. There is one vacant unit at July 24, 2006.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005. The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot. The Partnership’s share of loss on this investment is $21,427 and $59,488 for the three months ended June 30, 2006 and 2005, respectively. The Partnership’s share of loss on this investment is $73,080 and $71,662 for the six months ended June 30, 2006 and 2005 respectively.  There is one vacant unit at July 24, 2006.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 127 units as condominiums.  As of July 24, 2006, 101 units have been sold, and 3 units have been reserved. The Partnership’s share of income is $161,401 and $742,735 for the three months ended June 30, 2006 and 2005 respectively.  The Partnership’s share of income is $197,079 and $717,372 for the six months ended June 30, 2006 and 2005 respectively.  The Partnership’s share of income includes gains on unit sales of  $498,868 and $925,799 for the six months ended June 30, 2006 and 2005, respectively. There are 4 vacant units at July 24, 2006.

Hamilton Bay, Quincy, Massachusetts

The Partnership invested $2,500,000 in a 168 unit apartment complex in Quincy, Massachusetts in October 2005. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate (7.27%) of 2% over the 30 day Libor Index (5.27% at June 30, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The proceeds from the condominium sales will be used primarily to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates. The Partnership’s share of income on this investment is $55,590 and $96,036 for the three and six months ended June 30, 2006, respectively.  The Partnership’s share of income includes a gain on the sale of units of $368,891 and $759,397 for the three and six months ended June 30, 2006 respectively. As of July 24, 2006, 30 units have been sold and an additional 14 units have a signed purchase and sales agreement. There are 11 vacant units at July 24, 2006.

Interest income was approximately $109,000 for the three months ended June 30, 2006 compared to approximately $60,000 for the three months ended June 30, 2005, an increase of approximately $49,000 (82%). This increase reflects an increase in interest rates.

As a result of the changes discussed above, net income for the three months ended June 30, 2006 was $583,810 compared to $1,334,082 for the three months ended June 30, 2005, a decrease of $750,272 (56%).

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

The Partnership and its Subsidiary Partnerships earned income before other income of $950,989 for the six months ended June 30, 2006 compared to $973,749 for the six months ended June 30, 2005, a decrease of $22,760 (2.3%).  The following is a summary of the Partnership’s rental income for the six months ended June 30, 2006 and 2005.  As more fully described in the schedules below, the decrease in income from operations is due to an increase in rental income, and a decrease in operating expenses including renting expenses and taxes and insurance.  These are offset by an increase in depreciation and repairs and maintenance expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	June 30, 2006	June 30, 2005	Dollar Change	Percent Change

Revenues:
Rental income	$15,814,658	$15,610,188	$204,470	1.3%
Laundry and sundry income	231,501	204,056	27,445	13.4%
	16,046,159	15,814,244	231,915	1.5%

Expenses:
Administrative	675,294	659,318	15,976	2.4%
Depreciation and amortization	3,357,934	3,103,455	254,479	8.2%
Interest	3,846,801	3,881,882	(35,081)	(0.9)%
Management fees	647,028	640,744	6,284	1.0%
Operating	2,156,540	2,177,624	(21,084)	(1.0)%
Renting	194,106	257,769	(63,663)	(24.7)%
Repairs and maintenance	2,463,137	2,289,812	173,325	7.6%
Taxes and insurance	1,754,330	1,829,891	(75,561)	(4.1)%
	15,095,170	14,840,495	254,675	1.7%

Income before other income	950,989	973,749	(22,760)	(2.3)%

Other Income (Loss)
Interest income	202,777	97,908	104,869	107.1%
(Loss) from investment in partnerships	(118,071)	667,482	(785,553)	(117.7)%
	84,706	765,390	(680,684)	(88.9)%
Income from continuing operations	1,035,695	1,739,139	(703,444)	(40.4)%

Discontinued Operations:
Income (loss) from discontinued operations	(10,125)	4,383	(14,508)	(331.0)%
Gain on the sale of real estate from discontinued operations	—	5,770,363	(5,770,363)	(100.0)%
	(10,125)	5,774,746	(5,784,871)	(100.2)%
Net Income	$1,025,570	$7,513,885	$(6,488,315)	(86.4)%

Rental income from continuing operations for the six months ended June 30, 2006 was approximately $15,815,000 compared to approximately $15,610,000 for the six months ended June 30, 2005, an increase of approximately $205,000 (1.3%).  The properties with the most significant rental income increases include 62 Boylston Street in the amount of approximately $142,000, Westgate Apartments of approximately $70,000, Hamilton Oaks of approximately $52,000 and 1144 Commonwealth Avenue of approximately $25,000. There were insignificant increases and/or decreases at other properties.  The Middlesex Apartments sold in March 2005 collected rental income of approximately $79,000 in 2005.

Total expenses from continuing operations for the six months ended June 30, 2006 were approximately $15,095,000 compared to approximately $14,840,000 for the six months ended June 30, 2005, an increase of approximately $255,000 (1.7%).  The most significant increases were in depreciation and amortization of approximately $254,000 and repairs and maintenance expenses of approximately $173,000.  The Partnership also had decreases in expenses such as renting expenses which decreased approximately $64,000 (25%) due to decreases in advertising and rental commissions and taxes and insurance of approximately $ 76,000 (4%) due to decreases in real estate  taxes and insurance premiums.  As previously discussed, the Partnership continues to make improvements to properties in an effort to maintain occupancy levels.

Interest income was approximately $203,000 for the six month ended June 30, 2006, compared to approximately $98,000 for the six months ended June 30, 2005, an increase of approximately $105,000.  This increase is due primarily to an increase in interest rates.

As discussed previously, the Partnership has a 50% ownership interest in six investment properties.  The net loss from these investments is approximately $118,000 for the six months ended June 30, 2006 compared to income of approximately $668,000 for the six months ended June 30, 2005.  The Partnership’s share of income includes a gain on the sale of units of $1,675,000 and $2,065,000 for the six months ended June 30, 2006 and 2005, respectively.  (See Note 14 to the financial statements for additional information.)

On March 22, 2005, the Partnership sold the Middlesex Apartments located in Newton, Massachusetts. The selling price was $6,500,000. The loss on discontinued operation for the six months ended June 30, 2006 was $10,125 which represents state taxes paid. The operating profit for the six months ended June 30, 2005 was $4,383 and the gain of $5,770,363, net of mortgage prepayment penalties of approximately $382,000 and selling expenses are included in income from discontinued operations.  See Note 3 to the Consolidated Financial Statements.

As a result of the changes discussed above, net income for the six months ended June 30, 2006 was $1,025,570 compared to $7,513,885 for the six months ended June 30, 2005, a decrease of $6,488,315.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2006 and 2005 were the collection of rents, sale of a Partnership property and the refinancing of a Partnership property in 2005.

The majority of cash and cash equivalents of $11,724,433 at June 30, 2006 and $12,049,392 at December 31, 2005 were held in interest bearing accounts at creditworthy financial institutions.

This decrease of $324,959 for the six months ended June 30, 2006 is summarized as follows:

	Six Months Ended June 30,
	2006	2005
Cash provided by operating activities	$4,110,556	$3,887,783
Cash provided by (used in) investing activities	(1,587,260)	559,290
Cash provided by (used in) financing activities	(426,647)	335,968
Distributions paid	(2,421,608)	(2,421,607)
Net increase (decrease) in cash and cash equivalents	$(324,959)	$2,361,434

The cash provided by operating activities is primarily due to the net income plus depreciation expense as well as a non cash loss on the investment in joint venture. The decrease in cash provided by investing activities is due to the following  (i) the sale in March 2005 of a Partnership property resulting in proceeds of approximately $6,000,000 in 2005 and  (ii) continued capital improvements to Partnership properties in 2006. The increase in cash used in financing activities is due to the refinancing of a Partnership property in 2005 resulting in an increase in cash of $2,000,000 in 2005.

During the six months ended June 30, 2006 the Partnership invested an additional $450,000 in the Investment Properties. As discussed in Notes 14 to the Consolidated Financial Statements, the lender requires minimum principal payments as units are sold. The principal pay downs due to unit sales as well as the continued capital improvements to the investment properties during the six months ended June 30, 2006 resulted in the need for an additional cash investment by the Partnership. See Note 14 of the Consolidated Financial Statements for additional information on the investments and the related loss on these investments.

The Partnership paid quarterly distributions of $7.00 per unit ($0.70 per depositary receipts) in March and June, 2006 for a total distribution of $2,421,608.  Management anticipates that similar quarterly distributions will continue to be made during 2006.

The portfolio encumbered by debt is comprised of 58% nonamoritizing (interest only) debt.The present level of distribution is 55% of the net income plus depreciation.  Management continues to be comfortable with the percentages due to the low debt to equity levels and pace of condominium sales. Management will continue to review this on a regular basis.

As discussed in Note 3 to the Consolidated Financials Statements, the Partnership purchased five condominiums in a 42-unit building located in Brookline, Massachusetts. In connection with the acquisition, the Partnership obtained a mortgage of $1,600,000 due in August 2006. The Partnership has requested an extension of this payment date to August 2008 and anticipates approval from the bank.

During the six months ended June 30, 2006, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,137,000. The most significant improvements were made at the following properties: approximately $186,000 at Hamilton Oaks in Brockton, Massachusetts; approximately $162,000 at Westgate Apartments in Woburn, Massachusetts; approximately $141,000 at Westside Colonial in Brockton, Massachusetts; and approximately $80,000 at 62 Boylston Street in Boston, Massachusetts.   All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the financing of applicable properties.

In addition to the improvements made to date in 2006, the Partnership and its Subsidiary Partnerships plan to invest an additional $851,000 in capital improvements during the balance of 2006, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, 62 Boylston, and North Beacon Street. These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership’s cash.

As of June 30, 2006, the Partnership had a 50% ownership in six joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2006, our proportionate share of the limited recourse debt related to these investments was approximately $37,754,000. See Note 14 to the Consolidated Financial Statements for details of the investment properties including results of operations, equity and units sales.

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

Item 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, the Partnership and its subsidiary Partnerships collectively have approximately $115,000,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

Item 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the Partnership’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Date: August 9, 2006

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