Form 10-Q
period 2006-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2006-11-09
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)   Yes  ☐   No  ☒

The number of the Registrant’s units and receipts outstanding as of November 2, 2006 was 6,730 and 1,316,476, respectively.

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited)

Consolidated Statements of Income for the Three Months Ended September 30, 2006 and September 30, 2005, and the Nine Months Ended September 30, 2006 and September 30, 2005 (all unaudited)

Consolidated Statement of Changes in Partners’ Capital for the Nine Months Ended September 30, 2006 and September 30, 2005 (all unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 30, 2005 (all unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1. A.	Risk Factors

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

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

The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$98,990,941	$102,209,561
Cash and Cash Equivalents	11,363,167	12,049,392
Rents Receivable	500,859	480,118
Real Estate Tax Escrows	831,444	758,820
Prepaid Expenses and Other Assets	2,508,514	2,649,595
Investment in Partnerships	17,154,263	16,337,832
Financing and Leasing Fees	498,415	568,622

Total Assets	$131,847,603	$135,053,940

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$114,911,056	$115,585,241
Accounts Payable and Accrued Expenses	1,284,530	1,443,461
Advance Rental Payments and Security Deposits	2,844,836	2,943,219

Total Liabilities	119,040,422	119,971,921

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital 173,252 units outstanding in 2006 and 2005	12,807,181	15,082,019

Total Liabilities and Partners’ Capital	$131,847,603	$135,053,940

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Rental income	$7,900,595	$7,836,797	$23,715,253	$23,446,985
Laundry and sundry income	91,387	105,951	322,888	310,007
	7,991,982	7,942,748	24,038,141	23,756,992
Expense
Administrative	342,895	307,881	1,018,189	967,199
Depreciation and amortization	1,769,965	1,642,148	5,127,899	4,745,603
Interest	1,945,283	1,960,195	5,792,084	5,842,077
Management fees	329,542	315,741	976,570	956,485
Operating	773,417	692,382	2,929,957	2,870,006
Renting	173,460	190,651	367,566	448,420
Repairs and maintenance	1,593,550	1,371,378	4,056,687	3,661,190
Taxes and insurance	885,277	861,060	2,639,607	2,690,951
	7,813,389	7,341,436	22,908,559	22,181,931

Income Before Other Income	178,593	601,312	1,129,582	1,575,061

Other Income (Loss)
Interest income	118,909	58,907	321,686	156,815
Income (Loss) from investment in joint ventures	34,502	521,993	(83,569)	1,189,475
	153,411	580,900	238,117	1,346,290

Income from Continuing Operations	332,004	1,182,212	1,367,699	2,921,351

Discontinued Operations
Income (Loss) from discontinued operations	—	1,727	(10,125)	6,111
Gain on sale of real estate from discontinued operations	—	189,670	—	5,960,033
	—	191,397	(10,125)	5,966,144

Net Income	$332,004	$1,373,609	$1,357,574	$8,887,495

Income per Unit
Income before discontinued operations	1.91	6.82	7.89	16.86
Income (Loss) from discontinued operations	—	1.11	(.06)	34.44
	$1.91	$7.93	$7.83	$51.30

Net Income per Unit	$1.91	$7.93	$7.83	$51.30

Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Limited		General
	Class A	Class B	Partnership	Total
Balance, January 1, 2005	$8,372,714	$1,991,972	$104,870	$10,469,556

Distribution to Partners	(2,905,929)	(690,158)	(36,324)	(3,632,411)

Net Income	7,109,996	1,688,624	88,875	8,887,495

Balance, September 30, 2005	$12,576,781	$2,990,438	$157,421	$15,724,640

Units authorized and Issued, net of 6,973 Treasury Units at September 30, 2005	138,602	32,918	1,732	173,252

Balance, January 1, 2006	$12,062,684	$2,868,340	$150,995	$15,082,019

Distribution to Partners	(2,905,930)	(690,158)	(36,324)	(3,632,412)

Net Income	1,086,059	257,939	13,576	1,357,574

Balance, September 30, 2006	$10,242,813	$2,436,121	$128,247	$12,807,181

Units authorized and Issued, net of 6,973 Treasury Units at September 30, 2006	138,602	32,918	1,732	173,252

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,357,574	$8,887,495

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,127,899	4,764,508
(Income) Loss from investments in joint venture	83,569	(1,189,475)
(Gain) on sale of rental properties	—	(5,770,363)
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(20,741)	14,409
(Increase) in financing and leasing fees	(14,808)	(44,854)
(Decrease) in accounts payable and accrued expense	(158,931)	(84,363)
(Increase) Decrease in real estate tax escrow	(72,624)	28,692
(Increase) Decrease in prepaid expenses and other assets	141,081	(301,601)
Increase (Decrease) in advance rental payments and security deposits	(98,383)	(364,132)

Total Adjustments	4,987,062	(2,947,179)

Net cash provided by operating activities	6,344,636	5,940,316

Cash Flows (used in) provided by Investing Activities (Investment in) joint venture	(900,000)	(2,122,653)
Purchase and improvement of rental properties	(1,824,264)	(4,827,500)
Net proceeds from the sale of rental properties	—	6,169,417

Net cash (used in) provided by investing activities	(2,724,264)	(780,736)

Cash Flows (used in) provided by Financing Activities
Proceeds of mortgage notes payable	—	2,000,000
Principal payments of mortgage notes payable	(674,185)	(1,845,569)
Distributions to partners	(3,632,412)	(3,632,411)

Net cash (used in) financing activities	(4,306,597)	(3,477,980)

Net (Decrease) Increase in Cash and Cash Equivalents	(686,225)	1,681,600
Cash and Cash Equivalents, at beginning of period	12,049,392	9,862,810

Cash and Cash Equivalents, at end of period	$11,363,167	$11,544,410

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:   New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA’s properties are owned by separate subsidiaries without any change in the historical cost basis.

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

In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of  the value is prepared. The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write-down to fair value is required.

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

Concentration of Credit Risks and Financial Instruments:   The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2006 or 2005. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At September 30, 2006, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.10% to 5.16%.  At September 30, 2006 and December 31, 2005, approximately $12,000,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:   Advertising is expensed as incurred. Advertising expense was $85,922 and $101,497 for the nine months ended September 30, 2006 and 2005, respectively.

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

If circumstances arise that previously were considered unlikely and, as a result, the Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

Interest Capitalized:   The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2006 and the year ended December 31, 2005, there was no capitalized interest.

Reclassifications:   Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

NOTE 2. RENTAL PROPERTIES

As of September 30, 2006, the Partnership and its Subsidiary Partnerships owned 2,378 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in 2 residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of  September 30, 2006, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

Additionally, as of September 30, 2006, the Partnership owned a 50% ownership interest in six residential and mixed use complexes (the “Investment Properties”) with a total of 518 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286, including closing costs. The Partnership obtained a $1,600,000 mortgage on these condominiums. The original mortgage of $1,600,000 has been extended to August 2009.  The mortgage rate of 6.5% is fixed for three years. The costs associated with this financing is approximately $8,000. The majority owner of the General Partner has agreed to indemnify the Partnership for any losses incurred from the sale of any of these units through the new or extended maturity date of the mortgage.  See Note 3 for a discussion of certain related parties associated with this acquisition.

See Note 3 for a description of the sale of Middlesex to the majority shareholder of the management company.

Rental properties consist of the following:

	September 30, 2006	December 31, 2005	Useful Life
Land, improvements and parking lots	$23,200,659	$23,187,429	10-31 years
Buildings and improvements	105,590,888	105,416,158	15-31 years
Kitchen cabinets	4,359,732	3,821,968	5-10 years
Carpets	3,709,027	3,179,205	5-10 years
Air conditioning	840,557	734,154	7-10 years
Laundry equipment	191,235	182,855	5-7 years
Elevators	735,364	725,882	20 years
Swimming pools	147,082	142,428	10 years
Equipment	1,721,907	1,489,966	5-7 years
Motor vehicles	119,076	119,076	5 years
Fences	269,659	265,209	5-10 years
Furniture and fixtures	4,437,578	4,279,508	5-7 years
Smoke alarms	164,073	118,734	5-7 years
	145,486,837	143,662,572
Less accumulated depreciation	46,495,896	41,453,011
	$98,990,941	$102,209,561

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $977,000 and $956,000 for the nine months ended September 2006 and 2005, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the nine months ended September 30, 2006 and 2005, approximately $275,000 and $363,000, respectively, was charged to NERA for legal, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2006 expenses referred to above, approximately $152,000 consisted of repairs and maintenance and $111,000 of administrative expense. Approximately $12,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

Additionally in 2006, the Hamilton Company received approximately $862,000 from the Investment Properties of which approximately $208,000 was the management fee, $220,000 for construction costs, $20,000 was for construction supervision and architectural fees, $404,000 was for maintenance services and $9,000 was for administrative services.  The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $78,000 during the nine months ended September 30, 2006.  As more fully described in

Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $187,000 of commissions through September 30, 2006.

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $2,073,000 for the nine months ended September 30, 2006.

In 1996, prior to becoming an employee and President of the management company, the current President of the management company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $37,500 during the nine months ended September 30, 2006, and $50,000 for the year ended December 31, 2005.

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

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership’s Advisory Committee and the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The majority shareholder of the general partner has guaranteed the $1,600,000 mortgage for these five units. The original mortgage of $1,600,000 has been extended to August 2009.  The mortgage rate of 6.5% is fixed for three yeare and the costs associated with this extension is approximately $8,000.

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

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves of approximately $4,800,000 after payment off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimated that the gain from the sale of these units would exceed $500,000 and an additional profit of $189,670 was recognized at December 31, 2005.

NOTE 4. OTHER ASSETS

Included in prepaid expenses and other assets at September 30, 2006 and December 31, 2005 is approximately $419,000 and $313,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $498,415 and $568,622 are net of accumulated amortization of $493,290 and $443,417 at September 30, 2006 and December 31, 2005, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2006 and December 31, 2005, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2006, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At September 30, 2006, the weighted average interest rate on the above mortgages was 6.63%. The effective rate of 6.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2006 are as follows:

2007- current maturities	$1,036,000
2008	5,702,000
2009	2,770,000
2010	41,796,000
2011	3,114,000
Thereafter	60,493,000
$114,911,000

The above schedule reflects the extension to August 2009 the $1,600,000 mortgage on the Harvard Street condominiums.

In January 2005, the Partnership obtained a mortgage on the Courtyard at Westgate for $2,000,000 at an interest rate of 5.25%. These funds were added to cash reserves. The loan requires interest-only payments through December 2014, when the entire balance is due.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2006, amounts received for prepaid rents of approximately $1,471,000 are included in cash and cash equivalents; security deposits of approximately $1,112,000 are included with other assets.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Nine months ended September 30,
	2006	2005
Income per Depositary Receipt before Discontinued Operations	$0.79	$1.69
Income (loss) from Discontinued Operations	(0.01)	3.44
Net Income per Depositary Receipt after Discontinued Operations	$0.78	$5.13
Distributions per Depositary Receipt	$2.10	$2.10

NOTE 8.  TREASURY UNITS

Treasury units at September 30, 2006 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2006, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future annual rental income on noncancellable operating leases at September 30, 2006 as follows:

Commercial Property Leases
2007	$1,806,000
2008	1,749,000
2009	1,606,000
2010	1,207,000
2011	1,010,000
Thereafter	3,268,000
$10,646,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $291,000 for the nine months ended September 30, 2006 and $394,000 for the year ended December 31, 2005.

Rents receivable are net of allowances for doubtful accounts of $581,856 and $284,005 at September 30, 2006 and December 31, 2005, respectively. Included in rents receivable is approximately $369,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for a long-term lease with Staples at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2006 and 2005, cash paid for interest was $5,791,671 and $5,851,573 respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At September 30, 2006	$114,911,056	$118,127,325
At December 31, 2005	$115,585,241	$119,817,130

Disclosure about fair value of financial instruments is based on pertinent information available to management as of  September 30, 2006 and December 31, 2005. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $650,000 greater than statement income for the nine months ended September 30, 2006 and approximately $13,000 less than statement income for the year ended December 31, 2005. The cumulative tax basis of the Partnership’s real estate at September 30, 2006 is approximately $1,060,000 greater than the statement basis. The Partnership’s tax basis in its joint venture investments is approximately $380,000 less than statement basis. The depreciation rules that generated substantial tax deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years may exceed statement income.

NOTE 14—INVESTMENT IN PARTNERSHIPS

Since November 2001, the Partnership has invested in six limited partnerships, each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown,  the President of the management company and five other employees of the management company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. A description of each investment is as follows:

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate (7.38%) of 2% over the 30 day Libor Index (5.38% at September 30, 2006) was obtained to finance this acquisition. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid. The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee. This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate (7.38%) of 2% over the 30 day Libor Index (5.38% at September 30, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. Harold Brown has guaranteed 30% of this mortgage until such time as $9,950,000 of principal has been paid. The Partnership and the other investors have, in turn agreed to indemnify Mr. Brown their proportionate share of any losses incurred by this guarantee. The Partnership is obtaining a new 10 year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership.  The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  The closing costs associated with the new mortgage will be approximately $20,000 which will be amortized over the 10 year term.  The loan is due in 2016 and will close in the fourth quarter of 2006.  As of  October 24, 2006, 106 units have been sold, and 3 units have a signed purchase and sales agreement. Gains from the sales of units (approximately $55,000 per unit) will be taxed at ordinary income rates. This investment is referred to as 1025 Hamilton.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate (7.38%) of 2% over the 30 day Libor Index (5.38% at September 30, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $51,000 per unit). As of October 24, 2006, 44 units have been sold and an additional 9 units have a signed purchase and sales agreement. This investment is referred to as Hamilton Bay.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership is obtaining a new 10 year mortgage in the amount of $5,500,000.  The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan.  This new loan will require a cash contribution by the Partnership of $1,250,000.  The closing costs associated with the new mortgage will be approximately $20,000 which will be amortized over the 10 year term.  The unamortized deferred financing costs of $30,000 will be written off in the fourth quarter of 2006.  This investment is referred to as Hamilton Minuteman.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005. As of  October 24, 2006, 90 units have been sold and an additional 3 units were under contract. Gains from these sales will be taxed as ordinary income (approximately $60,000 per unit.)  The majority of the sales proceeds will be used to reduce the mortgage. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. This investment is referred to as Hamilton Place.

In 2005, Hamilton Place obtained a new 10 year mortgage on the three buildings to be retained.  The new mortgage is $16,825,000, with interest only of 5.18% for 3 years and amortizing on a 30 year schedule for the remaining 7 years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton Place paid a fee of approximately $400,000 in connection with this early extinguishment of debt.

In November 2001, the Partnership formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014.  The Partnership is a 50% owner in this investment and is referred to as Franklin Street.

Commencing in 2005, the mortgages on Hamilton Place and Hamilton Minuteman require minimum principal payments (“Curtailment Payments”) and additional investment by the Partnership will be required if the proceeds from sales cannot provide for these payments.   See Note 17 – Subsequent Events for additional disclosures relating to new mortgages on Hamilton Place and 1025 Hamilton.

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

Summary financial information for the nine months ended September 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets — net	9,676,213	26,923,317	9,527,795	9,194,086	13,986,133	9,529,866	22,771,436	101,608,846
Mortgages payable	7,738,220	16,825,000	3,279,769	7,941,811	10,750,000	4,989,861	16,683,822	68,208,483
Total Equity	1,872,658	13,376,940	3,759,650	1,323,350	3,295,934	4,685,846	5,994,148	34,308,526
NERA — 50% equity	936,329	6,688,470	1,879,825	661,675	1,647,967	2,342,923	2,997,074	17,154,263
Summary income statement:
Rental income	753,522	1,779,647	469,576	527,999	1,077,768	705,018	1,352,260	6,665,790
Operating expenses	229,665	824,214	464,770	164,858	382,916	671,543	1,220,619	3,958,585
Management fees	31,449	71,452	4,573	21,449	43,639	10,785	25,041	208,388
Interest expense	405,374	663,584	363,624	428,502	584,599	386,772	1,202,106	4,034,561
Depreciation & amortization	268,170	1,119,277	365,636	410,506	333,243	381,824	814,975	3,693,631
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	1,493,198	—	—	1,305,886	2,263,152	5,062,236
Net profit (loss)	(181,136)	(898,880)	764,171	(497,316)	(266,629)	559,980	352,671	(167,139)
NERA — 50%	(90,568)	(449,440)	382,085	(248,658)	(133,314)	279,990	176,336	(83,569)
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374
Units to be sold	0	0	137	0	0	127	120	384
Units sold through Oct. 24, 2006	0	0	90	0	0	106	44	240
Balance of unsold units	0	0	47	0	0	21	76	144
Unsold units with deposits for future sale as of Oct. 24, 2006	0	0	3	0	0	3	9	15

Summary financial information for the three months ended September 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay	Total
Summary income statement:
Rental income	250,572	592,537	127,444	178,311	351,963	243,721	412,599	2,157,147
Operating expenses	94,740	287,579	143,479	57,673	137,609	162,428	358,811	1,242,319
Management fees	11,017	24,356	1,309	7,243	16,427	3,757	5,732	69,841
Interest expense	134,594	223,619	84,812	152,164	206,506	108,174	361,085	1,270,954
Depreciation & amortization	90,011	376,096	121,878	134,847	111,889	111,693	270,732	1,217,146
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	659,608	—	—	308,150	744,360	1,712,118
Net profit (loss)	(79,790)	(319,113)	435,574	(173,616)	(120,468)	165,819	160,599	69,005
NERA — 50%	(39,895)	(159,557)	217,787	(86,808)	(60,234)	82,910	80,300	34,503

Future annual mortgage maturities at September 30, 2006 are as follows:

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton(1) Minuteman	Essex 81	1025(1) Hamilton	Hamilton Bay	Total
Period Ended:
June 30, 2007	117,723	0	3,279,769	2,441,811	10,750,000	0	16,683,822	33,273,125
June 30, 2008	126,108	118,587	0	0	0	0	0	244,695
June 30, 2009	135,090	246,569	0	0	0	0	0	381,659
June 30, 2010	144,711	259,649	0	0	0	0	0	404,360
June 30, 2011	155,018	273,423	0	0	0	0	0	428,441
Thereafter	7,059,570	15,926,772	0	5,500,000	0	4,989,861	0	33,476,203
	7,738,220	16,825,000	3,279,769	7,941,811	10,750,000	4,989,861	16,683,822	68,208,483

(1) The mortgage maturities for Hamilton Minuteman and 1025 Hamilton have been adjusted to reflect the refinancings to be completed in the fourth quarter of 2006.  See Note 17 to the Financial Statements.

Interest rates, the majority of which are variable, range from 5.18% to 7.48% at September 30, 2006.

NOTE 15. NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after December 15, 2006. Our adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position or results of operations.

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

NOTE 16. DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30
	2006	2005

Total Revenues	$—	$79,426
Operating and other expenses	10,125	54,409
Depreciation and amortization	—	18,906
	10,125	73,315
Income (loss) from discontinued operations	$(10,125)	$6,111

The Partnership realized a gain on the sale of the rental property of approximately $5,960,000 during the nine months ended September 30, 2005.

NOTE 17. SUBSEQUENTS EVENTS

See Note 14 for a description of the new mortgages on Hamilton Minuteman and Hamilton 1025 to be obtained in the fourth quarter of 2006.

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

Commercial and residential occupancy rates in Boston and the suburbs continue to improve.  While it would appear that the supply of housing units is in equilibrium with demand and brokerage rental expenses have abated, tenants continue to trade up to alternative housing including home ownership.  While modest increases in rents do appear to be on the horizon, increased turnover costs, repairs and maintenance costs and energy costs appear to outstrip gains.  Management actively manages its utility costs through a third party consultant and investment in new heating equipment, however, increases experienced to date will likely keep net operating income from growing.  Management expects these conditions to finish out 2006 and for 2007.  It is presently unclear whether future earnings will improve in the near term.

As the pace of condominium sales slow, the Partnership has reevaluated its short term goals and is taking steps to obtain long term financing of units that are not presently on the market to be sold as condominiums (while the interest rate environment is favorable) and improve the cashflow of the joint ventures.  To date, unit sales of the three converted complexes (Hamilton Bay, The Hamilton and Hamilton Place) continue to appeal to the widest audience; first time home buyers.  As such, sale prices have remained steady and little erosion has occurred.  Profit margins of approximately $55,000 per unit continued to be achieved.  The Partnership expects these sales to continue at a slower pace than experienced to date.

Given the low level of taxable income as compared to the current level of distributions, the Partnership will be reviewing the level of distributions in its context of current operations and current condominium sales.

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

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 22.2 % of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and also a director. Three of NewReal’s other directors Thomas Raffoul, Conrad DiGregorio, and Edward Sarkesian also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 4% of the repair and maintenance expenses paid for by the Partnership in the nine months ended September 30, 2006 and for the year ended December 31, 2005. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff and use limited Hamilton services. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 75% of the legal services paid for by the Partnership during the nine months ended September 30, 2006 and approximately 70% for the year ended December 31, 2005.

Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company received similar fees from the Investment Properties.

R. Brown Partners, which is owned by Ronald Brown, manages the condominium complex where the five condominium units are located in Brookline, Massachusetts. That entity receives annual management fees from the five units of approximately $1,500, and Hamilton has reduced its management fees to approximately 2%, so that the total management fee does not exceed the 4% allowed by the Partnership’s Partnership Agreement.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2006, Hamilton provided the Partnership approximately $11,000 in construction and architectural services, compared to $109,000 for the year ended December 31, 2005.

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

Off Balance Sheet Arrangements: The Partnership has no off balance sheet arrangements including special purpose entities.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005 (as adjusted for discontinued operations):

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $178,593 during the three months ended September 30, 2006 compared to approximately $601,312 for the three months ended September 30, 2005, a decrease of $422,719 (70%).  The rental activity is summarized as follows:

	Occupancy Date
	October 24, 2006	July 24, 2006	November 8, 2005

Residential
Units	2,402	2,402	2,402
Vacancies	39	42	34
Vacancy rate	1.6%	1.7%	1.4%
Commercial
Total square feet	84,998	84,998	85,275
Vacancy	6,075	6,075	0
Vacancy rate	7.1%	7.1%	0%

	Rental Income (in thousands) Three Months Ended September 30,
	2006		2005
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,901	$7,901	$7,837	$7,837
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$89	$89	$103	$103

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	September 30, 2006	September 30, 2005	Dollar Change	Percent Change

Revenues:
Rental income	$7,900,595	$7,836,797	63,798	0.08%
Laundry and sundry income	91,387	105,951	(14,564)	(13.75)%
	7,991,982	7,942,748	49,234	0.06%
Expenses:
Administrative	342,895	307,881	35,014	11.37%
Depreciation and amortization	1,769,965	1,642,148	127,817	7.78%
Interest	1,945,283	1,960,195	(14,912)	(0.07)%
Management fees	329,542	315,741	13,801	4.37%
Operating	773,417	692,382	81,035	11.70%
Renting	173,460	190,651	(17,191)	(9.01)%
Repairs and maintenance	1,593,550	1,371,378	222,172	16.20%
Taxes and insurance	885,277	861,060	24,217	2.81%
	7,813,389	7,341,436	471,953	6.40%

Income Before Other Income and Discontinued Operations	178,593	601,312	(422,719)	(70.30)%

Other Income (Loss)
Interest income	118,909	58,907	60,002	101.86%
(Loss) from investment in joint ventures	34,502	521,993	(487,491)	(93.39)%
	153,411	580,900	(427,489)	(73.59)%
Income from Continuing Operations	332,004	1,182,212	(850,208)	(71.90)%

Discontinued Operations:
Income (loss) from discontinued operations	—	1,727	(1,727)	(100.00)%
Gain (loss) on the sale of real estate from discontinued operations	—	189,670	(189,670)	(100.00)%
	—	191,397	(191,397)	(100.00)%
Net Income	$332,004	$1,373,609	(1,041,605)	(75.83)%

Rental income for the three months ended September 30, 2006 was approximately $7,901,000 compared to approximately $7,837,000 for the three months ended September 2005, an increase of approximately $64,000 (1%). There were minimal fluctuations at the majority of Partnership properties with no significant change at any one property for the three moinths ended September 30, 2006.

Total expenses for the three months ended September 30, 2006 were approximately $7,813,000 compared to approximately $7,341,000 for the three months ended September 30, 2005, an increase of approximately $472,000. The most significant increase was in repairs and maintenance of approximately $222,000 due to continued efforts to maintain occupancy levels.  Operating expenses increased approximately $81,000 due to increased utility costs.  Depreciation and amortization expense increased approximately $128,000 due to continued capital improvements to Partnership properties. These increases are offset by a decrease in interest of approximately $15,000 due to a lower level of debt and a decrease in renting expenses of approximately $17,000 due to a decrease in rental commissions.

At September 30, 2006, the Partnership has a 50% ownership interest in six different investment properties. The net income on these investments is $34,502 for the three months ended September 30, 2006 compared to income of

$521,993 for the three months ended September 30, 2005, a decrease of $487,491. This decrease in income from the investment properties is due to a gain of approximately $1,712,000 in 2006 compared to a gain of $2,431,341 in 2005 as well as vacancies at the properties while preparing them for resale.  Additionally, expenses such as depreciation and amortization increased due to ongoing capital improvements, and professional fees were incurred in connection with converting the properties into condominium units. See Note 14 to the Consolidated Financial Statements for financial information of these investment properties. The summaries are as follows:

Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001. The Partnership’s share of loss on this investment is $39,895 and $45,230 for the three months ended September 30, 2006 and 2005, respectively.  The Partnership’s share of loss on this investment is $90,568 and $107,557 for the nine months ended September 30, 2006 and 2005, respectively.  There were no units vacant at October 24, 2006.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 283 units in six buildings in August 2004. The Partnership plans to sell 137 of the units as condominiums located in three buildings.  At October 24, 2006, 90 units have been sold and three additional units have reservation agreements. The Partnership’s share of loss on the investment held as a rental property is approximately $160,000 and $192,000 for the three months ended September 30, 2006 and 2005 respectively, and a loss of approximately $449,000 and $880,000 for the nine months ended September 30, 2006 and 2005 respectively.  The Partnerships share of income on the building with the units held for sale is approximately $218,000 and $381,000 for the three months ended September 30, 2006 and 2005 respectively.  The Partnership’s share of income includes a gain on units sales of approximately $330,000 and 562,000 for the three months ended September 30, 2006 and 2005 respectively.  The Partnership’s share of income on the buildings with units held for sale is approximately $382,000 and $1,282,000 for the nine months ended September 30, 2006 and 2005 respectively.  The Partnership’s share of income includes a gain on the sale of units of approximately $747,000 and $1,701,000 for the nine months ended September 30, 2006 and 2005 respectively.  There were 5 units vacant in the buildings with units held for sale at October 24, 2006.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004.  The Partnership’s share of loss on this investment is approximately $87,000 and $62,000 for the three months ended September 30, 2006 and 2005, respectively. The Partnership’s share of loss is approximately $249,000 and $190,000 for the nine months ended September 30, 2006 and 2005 respectively.  The increase in loss is due to the fees associated with preparing the building as condominium units and ultimately ready for resale. It had been the Partnership’s plan to sell this property as condominiums, however due to the current real estate market the Partnership has decided to keep this property as rental units.The Partnership is obtaining a new 10 year mortgage on this property in the amount of $5,500,000.  The interest on the new loans is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over 30 years for the balance of the loan term.  The new loan requires a cash contribution by the Partnership of $1,250,000. The new loan will close during the fourth quarter of 2006. There were no vacant units at October 24,2006.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005. The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot. The Partnership’s share of loss on this investment is approximately $60,000 and $51,000 for the three months ended September 30, 2006 and 2005, respectively. The Partnership’s share of loss on this investment is approximately $133,000 and $122,000 for the nine months ended September 30, 2006 and 2005 respectively.  There were no vacant units at October 24, 2006.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 127 units as condominiums.  As of October 24,  2006, 106 units have been sold, and 3 units have been reserved. The Partnership’s share of income is approximately $83,000 and $491,000 for the three months ended September 30, 2006 and 2005 respectively.  The Partnership’s share of income includes gains on unit sales of $154,000 and $654,000 during the three months ended September 30, 2006 and 2005 respectively. The Partnership’s share of income is approximately $280,000 and $1,208,000 for the nine months ended September 30, 2006 and 2005 respectively.  The Partnership’s share of income includes gains on unit sales of approximately $653,000 and $1,579,000 for the nine months ended September 30, 2006 and 2005, respectively. There were 4 vacant units at October 24, 2006.

Hamilton Bay, Quincy, Massachusetts

The Partnership invested $2,500,000 in a 168 unit apartment complex in Quincy, Massachusetts in October 2005. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The proceeds from the condominium sales will be used primarily to reduce the outstanding mortgage. Gains from the sales of units will be taxed at ordinary income tax rates. The Partnership’s share of income on this investment is approximately $80,000 and $176,000 for the three and nine months ended September 30, 2006  respectively.  The Partnership’s share of income includes a gain on the sale of units of $372,000 and $1,132,000 for the three and nine months ended September 30, 2006 respectively.  As of October 24, 2006, 44 units have been sold and an additional nine units have a signed purchase and sales agreement. There were 12 vacant units at October 24, 2006.

Interest income was approximately $119,000 for the three months ended September 30, 2006 compared to approximately $59,000 for the three months ended September 30, 2005, an increase of approximately $60,000. This increase reflects an increase in interest rates.

As a result of the changes discussed above, net income for the three months ended September 30, 2006 was $332,004 compared to $1,373,609 for the three months ended September 30, 2005, a decrease of $1,041,605.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

The Partnership and its Subsidiary Partnerships earned income before other income of $1,129,582 for the nine months ended September 30, 2006 compared to $1,575,061 for the nine months ended September 30, 2005, a decrease of $445,479 (28%).  The following is a summary of the Partnership’s rental income and operating expenses for the nine months ended September 30, 2006 and 2005.  As more fully described in the schedules below, the decrease in income from operations is due to an increase in operating expenses specifically depreciation and amortization as well as repairs and maintenance expenses.  This increase in expenses are offset by decreases in interest expense, renting expense and taxes and insurance.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	September 30, 2006	September 30, 2005	Dollar Change	Percent Change

Revenues:
Rental income	$23,715,253	$23,446,985	$268,268	1.14%
Laundry and sundry income	322,888	310,007	12,881	4.15%
	24,038,141	23,756,992	281,149	1.18%

Expenses:
Administrative	1,018,189	967,199	50,990	5.27%
Depreciation and amortization	5,127,899	4,745,603	382,292	8.06%
Interest	5,792,084	5,842,077	(49,993)	(0.08)%
Management fees	976,570	956,485	20,085	2.10%
Operating	2,929,957	2,870,006	59,951	2.09%
Renting	367,566	448,420	(80,854)	(18.03)%
Repairs and maintenance	4,056,687	3,661,190	395,497	10.78%
Taxes and insurance	2,639,607	2,690,951	(51,344)	(1.90)%
	22,908,559	22,181,931	726,628	3.28%

Income before other income	1,129,582	1,575,061	(445,479)	(28.28)%

Other Income (Loss)
Interest income	321,686	156,815	164,871	105.14%
(Loss) from investment in partnerships	(83,569)	1,189,475	(1,273,044)	(107.03)%
	238,117	1,346,290	(1,108,173)	(82.31)%
Income from continuing operations	1,367,699	2,921,351	(1,553,652)	(53.18)%

Discontinued Operations:
Income (loss) from discontinued operations	(10,125)	6,111	(16,236)	265.68%
Gain on the sale of real estate from discontinued operations	—	5,960,033	(5,960,033)	100.00%
	(10,125)	5,966,144	(5,976,269)	(100.02)%
Net Income	$1,357,574	$8,887,495	$(7,529,921)	(84.72)%

Rental income from continuing operations for the nine months ended September 30, 2006 was approximately $23,715,000 compared to approximately $23,447,000 for the nine months ended September 30, 2005, an increase of approximately $270,000.  The properties with the most significant rental income increases include 62 Boylston Street in the amount of approximately $207,000, Westgate Apartments of approximately $70,000, Hamilton Oaks of approximately $66,000 and 1144 Commonwealth Avenue of approximately $30,000. These increases are offset by decreases of approximately $32,000 at Executive Apartments and decreases of approximately $18,000 each at Dean

Street and Riverside Condo. The Middlesex Apartments sold in March 2005 collected rental income of approximately $79,000 in 2005.

Total expenses from continuing operations for the nine months ended September 30, 2006 were approximately $22,909,000 compared to approximately $22,182,000 for the nine months ended September 30, 2005, an increase of approximately $727,000.  The most significant increases were in depreciation and amortization of approximately $382,000, repairs and maintenance expenses of approximately $395,000 due to ongoing repairs to properties in an effort to maintain occupancy levels, an increase of approximatley $60,000 in operating expenses due to higher utility costs and an increase in administrative expenses of approximately $51,000 due to increased professional fees.  The Partnership also had decreases in expenses such as renting expenses of approximately $81,000 due to decreases in advertising and rental commissions, taxes and insurance of approximately $51,000 due to decreases in real estate taxes and insurance premiums, and a decrease in interest expense of approximately $50,000 due to a lower level of debt.

Interest income was approximately $332,000 for the nine month ended September 30, 2006, compared to approximately $157,000 for the nine months ended September 30, 2005, an increase of approximately $165,000.  This increase is due primarily to an increase in interest rates.

As discussed previously, the Partnership has a 50% ownership interest in six investment properties.  The net loss from these investments is approximately $84,000 for the nine months ended September 30, 2006 compared to income of approximately $1,189,000 for the nine months ended September 30, 2005.  The Partnership’s share of income includes a gain on the sale of units of $2,531,000 and $3,280,000 for the nine months ended September 30, 2006 and 2005, respectively.  (See Note 14 to the financial statements for additional information.)

On March 22, 2005, the Partnership sold the Middlesex Apartments located in Newton, Massachusetts. The selling price was $6,500,000. The loss on discontinued operation for the nine months ended September 30, 2006 was $10,125 which represents state taxes paid. The operating profit for the nine months ended September 30, 2005 was $6,111 and the gain of $5,960,033, net of mortgage prepayment penalties of approximately $382,000 and selling expenses are included in income from discontinued operations.  See Note 3 to the Consolidated Financial Statements.

As a result of the changes discussed above, net income for the nine months ended September 30, 2006 was $1,357,574 compared to $8,887,495 for the nine months ended September 30, 2005, a decrease of $7,529,921.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2006 and 2005 were the collection of rents, sale of a Partnership property and the refinancing of a Partnership property in 2005.

The majority of cash and cash equivalents of $11,363,167 at September 30, 2006 and $12,049,392 at December 31, 2005 was held in interest bearing accounts at creditworthy financial institutions.

This decrease in cash for the nine months ended September 30, 2006 is summarized as follows:

	Nine Months Ended September 30,
	2006	2005
Cash provided by operating activities	$6,344,636	$5,940,316
Cash provided by (used in) investing activities	(2,724,264)	(780,736)
Cash provided by (used in) financing activities	(674,185)	154,431
Distributions paid	(3,632,412)	(3,632,411)
Net increase (decrease) in cash and cash equivalents	$(686,225)	$1,681,600

The cash provided by operating activities is calculated primarily by adding depreciation expense to the net income. The decrease in cash provided by investing activities is due to the following  (i) the sale in March 2005 of a Partnership property resulting in proceeds of approximately $6,000,000 in 2005  (ii) continued capital improvements to Partnership properties in 2006 and (iii) capital contributions to the Partnership’s investment in the joint venture. The increase in cash used in financing activities is due to the refinancing of a Partnership property in 2005 resulting in an increase in cash of $2,000,000 in 2005.

The Partnership is refinancing two propertiers held by the investment properties, Hamilton Minuteman and Hamilton 1025.  In connection with the refinancing of Hamilton Minuteman, the Partnership is required to contribute $1,250,000 to pay down the present mortgage.  This contribution will be funded from the Partnershiup’s cash reserves.  These loans will close during the fourth quarter of 2006.

During the nine months ended September 30, 2006 the Partnership invested an additional $600,000 in Hamilton Bay and $300,000 in Hamilton on Main for a total investment of $900,000. As discussed in Notes 14 to the Consolidated Financial Statements, the lender requires minimum principal payments as units are sold. The principal pay downs due to unit sales as well as the continued capital improvements to the investment properties during the nine months ended September 30, 2006 resulted in the need for an additional cash investment by the Partnership. See Note 14 of the Consolidated Financial Statements for additional information on the investments and the related loss on these investments.

The Partnership paid quarterly distributions of $7.00 per unit ($0.70 per depositary receipts) in March, June, and September 2006 for a total distribution in 2006 of $3,632,412.  Management anticipates that similar quarterly distributions will continue to be made during 2006.

The portfolio encumbered by debt is comprised of 58% nonamoritizing (interest only) debt.  The present level of distribution is 56% of the net income plus depreciation.  Management continues to be comfortable with the percentages due to the low debt to equity levels and pace of condominium sales. Management will continue to review this on a regular basis.

As discussed in Note 3 to the Consolidated Financial Statements, the Partnership purchased five condominiums in a 42-unit building located in Brookline, Massachusetts.  The original mortgage of $1,600,000 due in August 2006 has been extended to August 2009.  The interest rate on the new loan is 6.5% fixed for three years.

During the nine months ended September 30, 2006, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,824,000. The most significant improvements were made at the following properties: approximately $300,000 at Westgate Woburn in Woburn, Massachusetts; approximately $272,000 at Hamilton Oaks in Brockton, Massachusetts; approximately $214,000 at Westside Colonial in Brockton, Massachusetts;  approximately $120,000 at 62 Boylston Street in Boston, Massachusetts; approximately $119,000 at School Street in Framingham, Massachusetts and approximately $94,000 at Executive Apartments in Framingham,   Massachusetts.   All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the financing of applicable properties.

In addition to the improvements made to date in 2006, the Partnership and its Subsidiary Partnerships plan to invest an additional $164,000 in capital improvements during the balance of 2006, the majority of which will be spent at 1144 Commonwealth Avenue, Clovelly, Westside Colonial, 62 Boylston, and North Beacon Street. These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership’s cash reserves.

As of September 30, 2006, the Partnership had a 50% ownership in six joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2006, our proportionate share of the limited recourse debt related to these investments was approximately $34,104,000. See Note 14 to the Consolidated Financial Statements for details of the investment properties including results of operations, equity and units sales.

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

Item 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, the Partnership and its subsidiary Partnerships collectively have approximately $114,911,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A       Risk Factors

See “Risk Factors” in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2005.

Item 2.         Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

We received a comment letter from the SEC on April 24, 2006 regarding our Annual Report on Form 10-K for the year ended December 31, 2005.  There was also additional letters of comment on June 30 and August 31, 2006  in response to the Partnership’s response to the aforementioned letter.  The ultimate resolution of an unresolved item will not result in a change in financial position or results of operations and cash flow for 2005 and what we expect to file with the SEC will adequately address the issue raised by the SEC.  We can give no assurance, however, that the SEC upon review of this and future filings will not take a contrary view or raise more issues.

Item 6.         Exhibits

(a)           See the exhibit index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

	By:	NEWREAL, INC.,
its General Partner*

	By:	/s/ Ronald Brown
Ronald Brown, President

*	Functional equivalent of Chief Executive Officer, Principal Financial Officer and Principal Acounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

(3)	Second Amended and Restated Contract of Limited Partnership (1)

(4)	(a) Specimen certificate representing Depositary Receipts. (2)

(b) Description of rights of holders of Partnership securities. (2)

(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston. (3)

(10)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust. (4)

(31.1)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership).

(31.2)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

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

(4)    Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.