Form 10-K
period 2006-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2007-03-16
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Documents Incorporated By Reference

None

As of June 30, 2006, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $72,808,334 based on the average bid and asked price of the registrant’s traded securities on such date.

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

The authorized capital of the Partnership is represented by three classes of partnership units (“Units”). There are two categories of limited partnership interests (“Class A Units” and “Class B Units”) and one category of general partnership interests (the “General Partnership Units”). The Class A Units were issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each Class A Unit is exchangeable for ten publicly traded depositary receipts (“Receipts”), which are currently listed on the American Stock Exchange and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the “General Partner”). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest, and the General Partnership Units represent a 1% ownership interest.

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

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in seven limited liability companies (the “Investment Properties”) in which the Partnership has a 50% ownership interest. For the Investment Properties, the Partnership owns 50% of each entity, the majority shareholder of the General Partner owns between 43.2% and 47.5%, the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of  Hamilton own collectively between 0 and 2.3%  respectively. The Partnership’s interest in the Investment Properties is accounted for on the equity method of  consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements -  “Principles of Consolidation.” See Note 14 to the Consolidated Financial Statements for a description of the properties and their operations.   Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership and its Subsidiary Partnerships currently employ 45 and the Investment Properties employ 13 individuals who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of  February 1, 2007, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of February 1, 2007, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

Additionally, as of February 1, 2007, the Partnership owned a 50% ownership interest in seven residential complexes, the Investment Properties, with a total of 503 units. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

Recent Developments

In 2006 and 2005, the Partnership paid distributions of  $28.00 per Unit ($2.80 per Receipt) for a total payment of $4,843,216. In February 2007, the Partnership approved a quarterly distribution of $ 7.00 per Unit ($0.70 per Receipt), payable on March 31, 2007.

During 2006, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,800,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Westgate Apartments, Hamilton Oaks, Westside Colonial, Redwood Hills, and School Street, at a cost of approximately $168,000, $427,000, $383,000, $380,000, $195,000 and $196,000, respectively. The Partnership plans to invest approximately $2,250,000 in capital improvements in 2007.

As more fully described in Note 14 to the Consolidated Financial Statements, during 2005, the Partnership invested approximately $6,853,000 to acquire 50% equity interests in three complexes located in Boston and Quincy, Massachusetts. These Investment Properties subsequently returned approximately $2,100,000 to the Partnership in 2005; an additional $2,300,000 was invested in 2006.

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

•       expenditures that cannot be anticipated, such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or mileage rate increases;

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

The costs of complying with laws and regulations could adversely affect our cash flow and ability to make distributions to our shareholders.   Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that they are “public accommodations” or “commercial facilities” as defined in the ADA. The ADA does not consider apartment complexes to be public accommodations or commercial facilities, except for portions of such properties that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment complexes first occupied after March 13, 1990, to be accessible to the handicapped. Other laws also require apartment communities to be handicap accessible. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. We may be subject to lawsuits alleging violations of handicap design laws in connection with certain of our developments. If compliance with these laws involves substantial expenditures or must be made on an accelerated basis, our ability to make distributions to our shareholders could be adversely affected.

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

We are subject to the risks associated with investments through joint ventures.   Seven of our properties are owned by joint ventures in which we do not have a controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer’s interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

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

We are subject to control by our directors and officers.   The directors and executive officers of the General Partner and members of their families owned approximately 18.0% of our depositary receipts as of December 31, 2006. Additionally, management decisions rest with our General Partner without limited partner approval. The Partnership has not submitted any items for a vote by partners since inception.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. THE PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 50% interest in seven Investment Properties.

See also “Item 13. Certain Relationships and Related Transactions” for information concerning affiliated transactions.

Apartment Complexes

The table below lists the location of the 22 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2007, the principal amount outstanding under any mortgages as of December 31, 2006, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2006	Maturity Date of Mortgage
Avon Street Apartments L.P.	66 units		1	$2,550,000	2013
130 Avon Street	0 three-bedroom	N/A		4.99%
Malden, MA	30 two-bedroom	$1,110-1,225
	33 one-bedroom	$760-1,125
	3 studios	$840-890
Boylston Downtown L.P.	268 units		1	$19,500,000	2013
62 Boylston Street	0 three-bedroom	N/A		4.84%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,390-1,850
	215 studios	$995-1,450
Brookside Associates, LLC	44 units		1	$1,967,062	2011
5-7-10-12 Totman Road	0 three-bedroom	N/A		7.63%
Woburn, MA	34 two-bedroom	$1,070-1,300
	10 one-bedroom	$970-1,100
	0 studios	N/A
Clovelly Apartments L.P.	103 units		1	$2,200,000	2010
160-170 Concord Street	0 three-bedroom	N/A		8.44%
Nashua, NH	53 two-bedroom	$800-1,050
	50 one-bedroom	$740-820
	0 studios	N/A
Coach L.P.	48 units		0	$1,500,000	2010
53-55 Brook Street	0 three-bedroom	N/A		8.46%
Acton, MA	24 two-bedroom	$1,000-1,150
	24 one-bedroom	$805-1,050
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$1,800,000	2010
1131-1137 Commonwealth Ave.	28 three-bedroom	$1,550-2,100		8.44%
Allston, MA	5 two-bedroom	$1,180-1,425
	1 one-bedroom	$600
	1 studio	$725
Commonwealth 1144 L.P.	261 units		1	$7,500,000	2010
1144-1160 Commonwealth Ave.	0 three-bedroom	N/A		8.44%
Allston, MA	11 two bedroom	$1,075-1,350
	109 one-bedroom	$755-1,300
	141 studios	$725-975

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2006	Maturity Date of Mortgage
Courtyard at Westgate, LLC(1)	20 units		1	$2,000,000	2015
105-107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,400-1,875
	8 one-bedroom	$1,150-1,325
	0 studios	N/A
Dean Street Associates, LLC	69 units		2	$5,650,000	2014
38-48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$900-1,250
	3 one-bedroom	$825-995
	0 studios	N/A
Executive Apartments L.P	72 units		3	$1,900,000	2010
545-561 Worcester Road	1 three-bedroom	$1,200		8.44%
Framingham, MA	47 two-bedroom	$900-1,125
	24 one-bedroom	$800-1,050
	0 studios	N/A
Hamilton Oaks Associates, LLC	268 units		0	$10,823,904	2009
30-50 Oak Street Extension	0 three-bedroom	N/A		7.84%
40-60 Reservoir Street	96 two-bedroom	$910-1,175
Brockton, MA	159 one-bedroom	$750-975
	13 studios	$725-850

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2006	Maturity Date of Mortgage
Highland Street Apartments L.P.	36 units		1	$800,000	2010
38-40 Highland Street	0 three-bedroom	N/A		8.44%
Lowell, MA	24 two-bedroom	$790-925
	10 one-bedroom	$650-825
	2 studios	$550-715
Linhart L.P	9 units		0	$1,700,000	2010
4-34 Lincoln Street	0 three-bedroom	N/A		8.46%
Newton, MA	0 two-bedroom	N/A
	6 one-bedroom	$800-1,000
	3 studios	$750-875
Nashoba Apartments L.P.	32 units		1	$2,000,000	2013
284 Great Road	0 three-bedroom	N/A		5.30%
Acton, MA	32 two-bedroom	$1,000-1,350
	0 one-bedroom	N/A
	0 studios	N/A
North Beacon 140 L.P	65 units		4	$4,500,000	2010
140-154 North Beacon Street	10 three-bedroom	$1,750-2,150		8.44%
Brighton, MA	54 two-bedroom	$1,475-1,975
	1 one-bedroom	$800
	0 studios	N/A
Oak Ridge Apartments L.P.	61 units		2	$2,700,000	2013
135 Chestnut Street	42 three-bedroom	$1,000-1,250		5.04%
Foxboro, MA	19 two-bedroom	$850-1,095
	0 one-bedroom	N/A
	0 studios	N/A
Olde English Apartments L.P.	84 units		1	$1,850,000	2010
703-718 Chelmsford Street	0 three-bedroom	N/A		8.44%
Lowell, MA	47 two-bedroom	$810-1,050
	30 one-bedroom	$750-945
	7 studios	$700-825
Redwood Hills L.P	180 units		3	$4,750,000	2010
376-384 Sunderland Road	0 three-bedroom	N/A		8.44%
Worcester, MA	89 two-bedroom	$670-1,185
	91 one-bedroom	$760-950
	0 studios	N/A
River Drive L.P.	72 units		1	$1,850,000	2010
3-17 River Drive	0 three-bedroom	N/A		8.44%
Danvers, MA	60 two-bedroom	$950-1,060
	5 one-bedroom	$750-875
	7 studios	$750-855

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2006	Maturity Date of Mortgage
School Street 9, LLC	184 units		2	$16,860,972	2013
9 School Street	0 three-bedroom	N/A		5.47%
Framingham, MA	93 two-bedroom	$999-1,360
	89 one-bedroom	$850-1,105
	2 studios	$300-1,200
WCB Associates, LLC	180 units		1	$4,698,316	2008
10-70 Westland Street	1 three-bedroom	$1,060		6.52%
985-997 Pleasant Street	94 two-bedroom	$840-1020
Brockton, MA	85 one-bedroom	$750-930
	0 studios	N/A
Westgate Apartments, LLC	220 units		5	$10,192,548	2014
2-20 Westgate Drive	0 three-bedroom	N/A		7.07%
Woburn, MA	110 two-bedroom	$1,020-1,340
	110 one-bedroom	$835-1,230
	0 studios	N/A

See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 24 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 24 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2007.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2006	Maturity Date of Mortgage
Harvard Gardens	5 units		0	$1,600,000	2009
45-59 Harvard Ave.	0 three-bedroom	N/A		6.50%
Brookline, MA	5 two-bedroom	$2,050-2,250
	0 one-bedroom	N/A
	0 studios	N/A
Riverside Apartments	19 units		0	—	—
8-20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,100-1,300
	5 one-bedroom	$945-1,195
	2 studios	$875

Commercial Properties

BOYLSTON DOWNTOWN LP.   In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2007, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $21.52. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $20,000 per year through  June 30, 2011. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

HAMILTON OAKS ASSOCIATES, LLC.   The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2007, the commercial space was fully occupied, and the average rent per square foot was $14.69. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $29,000 per year through November 2010. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

LINHART LP.   In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 21,055 square feet of rentable commercial space. As of February 1, 2007, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $22.64. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

NORTH BEACON 140 LP.   In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2007, and the average rent per square foot as of that date was $25.47. For mortgage balance, interest rate and maturity date information, see “Apartment Complexes,” above.

STAPLES PLAZA.   In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 39,600 square feet of rentable commercial space. The Partnership assumed a mortgage in the amount of $5,267,949, which carries a fixed interest rate of 8.00% and matures in 2016. As of December 31, 2006, the mortgage had an outstanding balance of $3,766,250. As of February 1, 2007, Staples Plaza was fully occupied, and the average net rent per square foot was $20.72.

Investment Properties

See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2006	Maturity Date of Mortgage
345 Franklin, LLC(B)	40 Units		1	$7,709,544	2014
345 Franklin Street	0 three-bedroom	N/A		6.90%
Cambridge, MA	39 two-bedroom	$1,850-2,350
	1 one-bedroom	$1,630
	0 studios	N/A
Hamilton on Main Apts., LLC(A)	44 Units		9	$2,380,745	2007
Units held for sale	0 three-bedroom	N/A		7.48%
223 Main Street	10 two-bedroom	$900-1,420
Watertown, MA	33 one-bedroom	$900-1,350
	1 studios	$675
Hamilton on Main, LLC(B)	146 Units		0	$16,825,000	2015
Units to be retained	0 three-bedroom	N/A		5.18%
223 Main Street	89 two-bedroom	$1,000-1,600
Watertown, MA	39 one-bedroom	$1,000-1,475
	18 studios	$800-1,200
Hamilton Minuteman, LLC(B)	42 Units		0	$7,941,811	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,320-1,675
	2 one-bedroom	$1,200-1,400
	0 studios	N/A
Essex 81, LLC(B)	49 Units		0	$10,750,000	2007
81-83 Essex Street	0 three-bedroom	N/A		7.48%
Boston, Massachusetts	7 two-bedroom	$1,450-1,800
	42 one-bedroom	$1,050-1,350
Hamilton 1025, LLC(A)	17 Units		3	—	N/A
Units held for sale	0 three-bedroom	N/A
1025 Hancock Street	2 two-bedroom	$1,275-1,450
Quincy, Massachusetts	9 one-bedroom	$1,050-1,275
	6studios	$800-930
Hamilton 1025, LLC(B)	49 Units		1	$5,000,000	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,275-1,450
Quincy, Massachusetts	16 one-bedroom	$1,050-1,275
	1 studio	$800

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2006	Maturity Date of Mortgage
Hamilton Bay, LLC(A)	68 Units		11	$10,480,672	2007
Units held for sale	0 three-bedroom	N/A		7.48%
165-185 Quincy Shore Drive	21 two-bedroom	$1,405-1,525
Quincy, Massachusetts	47 one-bedroom	$1,085-1,385
Hamilton Bay, LLC(B)	48 Units		2	$4,750,000	2017
Units to be retained	0 three-bedroom	N/A		5.57%
165-185 Quincy Shore Drive	24 two-bedroom	$1,405-1,525
Quincy, Massachusetts	24 one-bedroom	$1,085-1,385

(A)  Represents unsold units at February 1, 2007

(B)   Represents units to be retained

345 FRANKLIN, LLC.   In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 due in 2014.

HAMILTON ON MAIN, LLC.    In August 2004, the Partnership acquired for approximately $8,000,000 a 50% interest in a six building 280-unit apartment complex in Watertown, Massachusetts for $56,000,000. A $43,000,000 mortgage was obtained on the buildings. This acquisition was subsequently split into two parcels of three buildings with the intention of selling 137 apartments in three buildings as condominiums and retaining 146 units, after additional modifications were made, in three buildings. At December 31,2006, the remaining mortgage balance on the unsold units was $2,380,745.

In February 2005, Hamilton on Main obtained a new ten year mortgage on the three buildings to be retained for $16,825,000 interest only at 5.18% for 3 years and amortizing on a 30 - year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage was approximately $16,700,000, which was used to reduce the existing mortgage. Hamilton Place incurred losses in 2005 of approximately $400,000 in connection with this early extinguishment of debt.

HAMILTON MINUTEMAN, LLC.   In August 2004, the Partnership acquired, through this LLC, a 50% interest in a 42-unit apartment building in Lexington, Massachusetts for approximately $10,000,000. Each investor invested approximately $5,075,000 to initially fund the purchase price of the property. In October 2004, the Partnership obtained a three year mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. In January 2007, the original mortgage was refinanced for $5,500,000. This refinancing required a capital contribution by the Partnership of $1,250,000. The new mortgage which matures in 2017 has an interest rate of 5.67% interest only for 5 years with a 30-year amortization thereafter.

ESSEX 81, LLC.   In March 2005, the Partnership acquired, through this LLC, a 50% interest in a 49-unit apartment building, one commercial space, and a 50 car surface parking lot located in Boston, Massachusetts for $2,000,000. The purchase price was $14,300,000 and a  $10,750,000 30 - month mortgage with interest at 7.48% was obtained to fund this acquisition.

HAMILTON 1025, LLC.   The Partnership invested $2,352,500 for a 50% interest in a 176 unit property located in Quincy, Massachusetts in March 2005. A mortgage of $19,200,000 was obtained to fund this $23,750,000 acquisition. The 30 - month mortgage has a floating interest of 2% over the 30 day Libor

Index (7.35% at December 31, 2006). The Partnership plans to sell 130 units as condominiums. As of December 31, 2006, the mortgage balance on the units being retained was $5,000,000.

HAMILTON BAY, LLC.   On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (7.35% at December 31, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment.  The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. As of December 31, 2006, the total mortgage balance on this property was $15,230,672   In February 2007, the Partnership refinanced the units to be retained for $4,750,000. The interest rate is 5.57%, interest only for five years with a 30 year amortization thereafter until maturity in 2017.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners of the Partnership during the fourth quarter of the year ended December 31, 2006.

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

In 2006, the high and low bid quotations for the Receipts were $79.05 and $66.76, respectively. The table below sets forth the high and low bids for each quarter of 2006 and 2005 and the distributions paid on the Partnership’s Depositary Receipts:

	2006			2005
	Low Bid	High Bid	Distributions	Low Bid	High Bid	Distributions
First Quarter	$74.50	$79.05	$0.70	$86.87	$97.40	$0.70
Second Quarter	$66.76	$76.85	$0.70	$71.63	$92.85	$0.70
Third Quarter	$66.80	$72.75	$0.70	$72.10	$82.25	$0.70
Fourth Quarter	$67.00	$79.05	$0.70	$71.75	$80.00	$0.70

On March 1, 2007, the closing price on the American Stock Exchange for a Depositary Receipt was $88.75.

Any portion of the Partnership’s cash which the General Partner deems not necessary for cash reserves is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2006 and 2005, the Partnership made total distributions of $28.00 per Unit, ($2.80 per Receipt). The total value of the distribution in 2006 and 2005 was $4,843,216. In February 2007, the Partnership declared a quarterly distribution of $7.00 per Unit ($.70 per Receipt) payable on March 31, 2007.

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

While job growth in Massachusetts has been slow, there has been net positive absorption of commercial office and R&D space for three plus years in both the urban and suburban metropolitan areas. This modest economic growth has helped stabilize the residential rental market. Fewer apartment complexes are being built and currently it appears that supply/demand is in equilibrium to some weighting in favor of landlords. According to Cushman & Wakefield’s greater Boston residential report, the average vacancy rate for 2006 was 3.9%. NERA’s average 2006 vacancy rate of approximately 1.5% was well below the industry average. For the year 2007, we anticipate average revenue gains to be positive but modest.

During 2006, NERA’s rentals units began to experience declines in renting, insurance and real estate tax expenses. This was a result of the improving conditions in the marketplace, competitive bidding and vigilant tax abatement procedures. Management continues to play an active role in the cost containment of utilities by improving the buildings. Management also expects the past increase in repair and maintenance expenses to stabilize given the previous years investment in unit renovations.

While apartment rentals continue to be NERA’s primary long term focus, condominium conversions at the Investment Properties provided alternative investment vehicles for NERA starting in 2005.  During 2005 and 2006, approximately two thirds of the 384 units held for sale have been sold. While the pace of sales has slowed, Management believes that based upon the current interest level, current mortgage interest rate environment and units currently under agreement, that the majority of the remaining units will be sold during 2007. This will result in a return of capital invested, retirement of existing floating rate debt and substantial reduction in carrying costs thus yielding increasing profits in the latter half of 2007. Operationally, Management has also taken steps to reduce operating costs at the Investment Properties, and expects to further modify loan agreements in 2007 at reduced interest rates.

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

Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 21.2% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. Three of NewReal’s other directors, Thomas Raffoul, Conrad DiGregorio and Edward Sarkisian, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 4% of the repair and maintenance expense paid for by the Partnership in the years ended December 31, 2006 and 2005. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 72% of the legal services paid for by the Partnership during the year ended December 31, 2006 and approximately 70% for the year ended December 31, 2005.

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

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2006, Hamilton provided the Partnership approximately $36,000 in construction and architectural services. In 2005, Hamilton provided construction and architectural services paid for by the Partnership totaling $109,000.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14  people. In 2006, Hamilton charged the Partnership $80,000 per year ($20,000 per quarter) for bookkeeping and accounting services. In 2007, Hamilton will charge the Partnership $100,000 per year for bookkeeping and accounting services ($25,000 per quarter.)

For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Partnership regularly and continually evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures. The Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. The Partnership’s critical accounting policies are those which require assumptions to be made about such matters that are highly uncertain. Different estimates could have a material effect on the Partnership’s financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances. See Note 1 to the Consolidated Financial Statements, Principles of Consolidation.

Revenue Recognition:   Rental income from residential and commercial properties is recognized over the term of the related lease. Amounts 60 days in arrears are charged against income. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease..

Real Estate and Depreciation:   Real estate assets are stated at the lower of cost or fair value, less accumulated depreciation. Costs related to the acquisition, development, construction and improvement of properties are capitalized, including interest, internal wages and benefits, real estate taxes and insurance. Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing. Replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations, are capitalized and depreciated over their estimated useful lives as follows:

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

RESULTS OF OPERATIONS

Years ended December 31, 2006 and December 31, 2005 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $1,413,933 during the year ended December 31, 2006, compared to $1,910,347 for the year ended December 31, 2005, a decrease of $496,414 (26%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2007	February 25, 2006
Residential
Units—exclusive of available for sale units	2,377	2,377
Vacancies	32	23
Vacancy rate	1.3%	1.0%
Commercial
Total square feet	84,998	84,998
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2006		2005
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$31,689	$31,689	$31,402	$31,323
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$389	$389	$394	$394

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:

	Year Ended December 31,		Dollar	Percent
	2006	2005	Change	Change
Revenues:
Rental income	$31,689,034	$31,322,774	$366,260	1.2%
Laundry and sundry income	427,993	422,475	5,518	1.3%
	32,117,027	31,745,249	371,778	1.2%
Expenses
Administrative	1,442,798	1,346,734	96,064	7.1%
Depreciation and amortization	6,835,096	6,446,157	388,939	6.0%
Interest	7,741,433	7,798,325	(56,892)	(1.0)%
Management fees	1,296,878	1,279,256	17,622	1.4%
Operating	3,910,790	4,071,482	(160,692)	(3.9)%
Renting	487,453	521,132	(33,679)	(6.5)%
Repairs and maintenance	5,480,388	4,852,616	627,772	13.0%
Taxes and insurance	3,508,258	3,519,200	(10,942)	(0.3)%
	30,703,094	29,834,902	868,192	2.9%
Income Before Other Income and Discontinued Operations	1,413,933	1,910,347	(496,414)	(26.0)%
Other Income (Loss)
Interest income	433,921	224,354	209,567	93.4%
Income (loss) from investment in joint venture	(444,654)	1,352,144	(1,796,798)	(132.9)%
Loss on early extinguishment of debt	—	—	—	—%
Other Income (expenses)	—	2,500	—	—%
	(10,733)	1,578,998	(1,589,731)	(100.7)%
Income from Continuing Operations	1,403,200	3,489,345	(2,086,145)	(59.8)%
Discontinued Operations:
Income from discontinued operations	—	6,300	(6,300)	(100)%
Gain (loss) on sale of real estate from discontinued operations	—	5,960,034	(5,960,034)	(100)%
	—	5,966,334	(5,966,334)	(100)%
Net Income	$1,403,200	$9,455,679	$(8,052,479)	(85.2)%

Rental income from continuing operations for the year ended December 31, 2006 was approximately $31,689,000, compared to approximately $31,323,000 for the year ended December 31, 2005, an increase of approximately $366,000. Properties with significant increases in rental income include the Courtyard at Westgate, 62 Boylston Street, Westgate Apartments, Westside Colonial, Hamilton Oaks and School Street. These increases are due to improved occupancy levels and slight increases in rental rates.

Expenses from continuing operations for the year ended December 31, 2006 were approximately $30,703,000, compared to approximately $29,835,000 for the year ended December 31, 2005, an increase of approximately $868,000. The most significant factors contributing to this increase were: an increase in repairs and maintenance expenses of approximately $628,000 (13%) due to an increase in salaries and wages for the repairs and maintenance staff as well as an increase in the cleaning services due to continued efforts to maintain high levels of occupancy; an increase in depreciation and amortization of approximately $389,000 (6.0%) due to continued improvements to Partnership properties; an increase in administrative expenses of approximately $96,000 (7.1%) due to an increase in professional fees; and an increase in the management fee of approximately $18,000 (1.4%) due to an increase in rental income.

These increases are offset by a decrease in operating expenses of approximately $161,000 (3.9%) due to a decrease in snow removal and utility costs due to a mild winter; and a decrease in renting expenses of approximately $34,000 (6.5%) due to a decrease in rental commissions.

At December 31, 2006, the Partnership has a 50% ownership interest in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the 50% owned Investment Properties was approximately $445, 000. Included in this loss is depreciation expense of approximately $4,786,000 and a gain on the sale of units of approximately $5,435,000.  There were 104 units sold in 2006. The operating loss can be further attributable to absorbing the expenses of vacant units being held for sale as described in Note 2 to the Consolidated Financial Statements. In 2005, the Partnership’s share of income was approximately $1,352,000. Included in the Partnership’s share of income was a gain on the sale of units of approximately $4,242,000 and depreciation expense of $2,119,000. There were 147 units sold in 2005.

Interest income for the year ended December 31, 2006, was approximately $434,000 compared to approximately $224,000 for the year ended December 31, 2005, an increase of approximately $210,000. This increase is due to an increase in interest rates.

As a result of the changes discussed above, net income for the year ended December 31, 2006 was approximately $1,403,000 compared to approximately $9,456,000, a decrease of approximately $8,052,000. The net income for the year ended December 31, 2005 includes a gain of approximately $5,960,000 on the sale of real estate from discontinued operations.

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

At December 31, 2005, the Partnership has a 50% ownership interest in seven different Investment Properties. See Note 14 for financial information of these Investment Properties. The summaries are as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2006 and 2005 was the collection of rents. The majority of cash and cash equivalents of $9,773,250 at December 31, 2006 and $12,049,392 at December 31, 2005 were held in interest-bearing accounts at creditworthy financial institutions.

This decrease of $2,276,142 at December 31, 2006 is summarized as follows:

	Year Ended December 31,
	2006	2005
Cash provided by operating activities	$8,589,954	$8,066,015
Cash (used in) investing activities	(5,096,691)	(1,005,658)
Cash provided by (used in) financing activities	(926,189)	(30,559)
Distributions paid	(4,843,216)	(4,843,216)
Net increase (decrease) in cash and cash equivalents	$(2,276,142)	$2,186,582

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to the sale of a Partnership property in March 2005. The increase in cash used in financing activities is due to the refinancing of a Partnership property in January 2005.

As discussed previously, in 2005 the Partnership invested approximately $6,852,000 for a 50% ownership interest in three Investment Properties and an additional 2,300,000 in 2006. See Note 14 to the Consolidated Financial Statements for a discussion of the Investment Properties and the related income on these investments.

During 2006, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,800,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Westgate Apartments, Hamilton Oaks, Westside Colonial, Redwood Hills, and School Street, at a cost of approximately $168,000, $427,000, $383,000, $380,000, $196,000 and $196,000, respectively. The Partnership plans to invest approximately $2,250,000 in capital improvements in 2007.

The Partnership paid a quarterly distributions of $7.00 per Unit ($.70 per Receipt) on March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006. The total distributions paid during the year ended December 31, 2006 and 2005 were $4,843,216.

In February 2007, the Partnership approved a distribution of $7.00 per Unit ($. 70 per Receipt) payable March 31, 2007.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2006, the Partnership had a 50% ownership in seven joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2006, our proportionate share of the non-recourse debt related to these investments was equal to approximately $32,919,000. See Note 14 to the Consolidated Financial Statements.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, the Partnership and its Subsidiary Partnerships collectively have approximately $115,000,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. Approximately $33,000,000 of Investment Property mortgages payable are at a variable rate of 2% over the 30 day LIBOR rate (5.35%) at December 31, 2006. These mortgages mature through 2008. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management’s Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2006. Our independent registered public accounting firm, Miller Wachman LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, which is included in the “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NEW ENGLAND REALTY ASSOC. L.P., THE AMEX COMPOSITE INDEX
AND THE NAREIT ALL INDEX

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

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

From October 1992 until 1996, the General Partner engaged The Hamilton Partnership as the management company to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, a Massachusetts corporation, was the 99% General Partner of The Hamilton Partnership. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company continues to manage the Properties. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2006.

Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen, Conrad DiGregorio, Edward Sarkisian and Thomas Raffoul. The directors of the General Partner hold office until their successors are duly elected and qualified.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	71

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

Harold Brown, Treasurer and Director (since 1984)	82

Sole proprietor, THC (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).

Guilliaem Aertsen, IV, Director (since 2002)	59

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

Conrad DiGregorio, Director (since 2002)	81	Member of Advisory Committee of the Partnership (since 1984) (see ”Item 1. Business—Advisory Committee”); retired from past employment.
Thomas Raffoul, Director (since 2002)	81	Member of Advisory Committee of the Partnership (since 1994) (see ”Item 1. Business—Advisory Committee”); retired from past employment.
Edward Sarkisian, Director (since 2003)	79	Member of Advisory Committee of the Partnership (1994-2004) (see ”Item 1. Business—Advisory Committee”); retired from past employment.

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

Based solely on review of the copies of such reports furnished to the Partnership or written or oral representations that no reports were required, the Partnership believes that during the 2006 fiscal year, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with. Also, as of December 2003, Mr. Raffoul only owned 846 Class A Units (the 2003 10-K incorrectly listed his ownership as 907 Class A Units), and Mr. Raffoul sold an additional 150 Class A Units on October 11, 2004. Finally, Mr. Sarkisian sold all of his Class A Units on May 24, 2004 and purchased 684 receipts in 2005.

CODE OF ETHICS

The Partnership, its General Partner and Hamilton, the Partnership’s management company, have adopted a Code of Business Conduct and Ethics, which constitutes a “Code of Ethics” as defined by the SEC and applies to executive officers as well as to all other employees. A copy of the Code of Business Conduct and Ethics is available in the “Investor Relations” section of the management company’s website at www.thehamiltoncompany.com/nerainvestor.htm. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments and waivers of the Code of Business Conduct and Ethics in the same place on the aforementioned website.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2006 except as described below, for attendance at Advisory and Audit Committee meetings. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

Specifically, the Partnership Agreement provides that the General Partner, or any management entity employed by the General Partner, is entitled to a management fee equal to 4% of the rental and other operating income from the Partnership Properties and a mortgage servicing fee equal to 0.5% of the unpaid principal balance of any debt instruments received, held and serviced by the Partnership (the “Management Fee”). The Partnership Agreement also authorizes the General Partner to charge to the Partnership its cost for employing professionals to assist with the administration of the Partnership Properties (the “Administrative Fees”). The Administrative Fee is not charged against the Management Fee. In addition, upon the sale or disposition of any Partnership Properties, the General Partner, or any management entity which is the effective cause of such sale, is entitled to a commission equal to 3% of the gross sale price (the “Commission”), provided that should any other broker be entitled to a commission in connection with the sale, the commission shall be the difference between 3% of the gross sale price and the amount to be paid to such broker.

The General Partner has engaged The Hamilton Company (“Hamilton”) to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2006 was approximately $1,297,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2006.

In 2006, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $385,000 inclusive of construction supervision and architectural fees of approximately $28,000, repairs and maintenance service fees of approximately $202,000, legal fees of $143,000, and rental commissions of approximately $12,000. The Partnership also paid Hamilton approximately $80,000 for accounting services and approximately $7,000 for construction costs capitalized in rental properties. Additionally, the administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

Additionally, The Hamilton Company received approximately $1,090,000 from the 50% owned Investment Properties of which approximately $360,000 was the management fee, approximately $21,000 was for construction supervision and architectural fees, and approximately $466,000 was for maintenance services, $13,000 for legal services, and $230,000 for construction costs. Additionally, The Hamilton Company received approximately $88,000 in legal fees from the sales of units.

The Advisory Committee held six meetings during 2006, and each of the persons indicated above received $3,000 in total for attendance at and participation in such meetings. Additionally, each member of the Audit Committee received $500 per meeting for a total of $2,000 in 2006.

Compensation Discussion & Analysis

As discussed above, the only compensation awarded to, earned by, or paid to any person or entity performing management or policy-making functions for the Partnership are in the form of the Management Fee, the Administrative Fee, and the Commission paid to Hamilton as the management entity employed by the General Partner. The Partnership’s third-party management structure is customary among publicly traded limited partnerships, particularly those partnerships in the Partnership’s peer group in the residential real estate industry. The Management Fee and Commission payable to Hamilton pursuant to the Partnership Agreement increase proportionately with the income and gross sale price figures, respectively, to which such elements of compensation are tied. This compensation arrangement provides an incentive for Hamilton to maximize income and gross sale prices of the Partnership which, in turn, maximizes the Limited Partners’ return on their investment.

Except as otherwise disclosed herein above, the Partnership does not pay any compensation as such term is defined in Item 402(a)(2) of Regulation S-K, and the foregoing discussion includes all of the material information that is necessary to an understanding of the Partnership’s compensation policies and decisions regarding the General Partner and Hamilton.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1,  2007, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2007, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 1,318,916 Depositary Receipts had been issued to 1,092 holders. As of March 1, 2007, there were issued and outstanding 6,486 Class A Units (not including the Depositary Receipts) held by 314 limited partners, 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below. During 2006, 1,992 Class A Units were exchanged for 19,920 Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2006 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown		(1)		(1)	24,761	(2)	75	%(2)		(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
NERA 1994 Irrevocable Trust		(1)		(1)	0		0		0		0
c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116
Ronald Brown	765	(4)	0.6	%(4)	8,254		25%			(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0		0
175 West Brookline Street Boston, MA 02118
Conrad DiGregorio	40		0.03%		0		0		0		0
34 Gladstone Street East Boston, MA 02128
Thomas Raffoul	696	(7)	0.5%		0		0		0		0
2219 Centre Street West Roxbury, MA 02132
Edward Sarkisian	22	(7)	0.02%		0		0		0		0
256 South Avenue Weston, MA 02493
NewReal, Inc.	0		0		0		0		1,738		100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	25,904	(5)	18.7	(5)	33,015	(6)	100	%(6)		(3)	100	%(3)

	Class A				Class B		General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned	Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned
5% Owners that are not Directors and Officers
Mercury Real Estate Advisors LLC	0	(8)	0	%(8)	0	0	0	0
(“Mercury Advisors”) 3 River Road Greenwich, CT 06807
Mercury Special Situations Fund, LP	1,837	(8)	1.3	%(8)	0	0	0	0
3 River Road Greenwich, CT 06807
Mercury Special Situations Offshore Fund LTD	8,079	(8)	5.8	%(8)
3 River Road Greenwich, CT 06807
Silver Creek SAV LLC	1,064	(8)	0.8	%(8)
3 River Road Greenwich, CT 06807
GPC LXV, LLC	1,290	(8)	1.0	%(8)
3 River Road Greenwich, CT 06807

(1)             As of February 27, 2007, 21,061 Depositary Receipts are held of record by Harold Brown and 222,746 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the “Trust”), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 24,381 Class A Units (approximately 17.6% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 22,275 Class A Units (approximately 16.1% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the “Trustees”), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 222,746 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

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

(6)             Includes the Class B Units described in Note (2) above.

(7)             See Item 10, “Compliance with Section 16(A) of the Securities Exchange Act of 1934.”

(8)             Mr. Malcolm F. MacLean IV (“Mr. MacLean”) and Mr. David R. Jarvis (“Mr. Jarvis”) are the Managing Members of Mercury Advisors which act as investment advisors to Mercury Special Situations. As such, Messrs. MacLean and Jarvis are deemed to have complete discretion with respect to the depositary receipts of the issuer held by each entity. The information with respect to Mercury Advisors and Mercury Special Situations is based on the Schedule 13G/A dated December 31, 2006, filed by such entities, Mr. MacLean and Mr. Jarvis with the Securities and Exchange Commission.

On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed “insiders” of the Partnership to adopt individual plans for trading the Partnership’s securities (“Trading Plans”), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less. On November 4, 2005, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2007 for up to 50,000 Depositary Receipts at prices up to $100 each.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership invested approximately $18,000,000 in seven limited liability companies formed to acquire Investment Properties. The Partnership has a 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 47.5% and the President and five employees of the management company own between 6.8% and 2.5% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

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

In December 2004, the Partnership sold Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000, which resulted in a capital gain for the Partnership of approximately $6,000,000 and increased the Partnership’s cash reserves by approximately $4,600,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. It was the buyer’s intent to sell the property as condominium units as soon as practical. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and received variable commissions of 3% to 5% on each sale. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2006 and has reported on the 2006 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Audit Fees
Recurring annual audits, audit of internal control and quarterly reviews	$199,000	$175,000
Subtotal	199,000	175,000
Other Audit Related Fees	—	—
Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	$60,000	$55,500
Tax Planning and research	—	—
Subtotal	60,000	55,500
Other Fees	—	—
Total Fees	$259,000	$230,500

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2006 and 2005 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements:

The following Financial Statements are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)   2. Consolidated Financial Statement Schedules:

Valuation and Qualifying Accounts

Other financial statement schedules are omitted because they are not applicable or not required, or  because the required information is included in the financial statements or notes thereto.

(a)   3. Exhibits:

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
INCOME STATEMENT INFORMATION
Revenues	$32,117,027	$31,745,249	$30,865,032	$30,694,040	$28,830,328
Expenses	30,703,094	29,834,902	28,759,625	26,534,526	22,432,585
Income before other income and discontinued operations	1,413,933	1,910,347	2,105,407	4,159,514	6,397,743
Other Income (Loss)	(10,733)	1,578,998	(535,758)	(1,437,009)	213,898
Income before discontinued operations	1,403,200	3,489,345	1,569,649	2,722,505	6,611,641
Discontinued operations	—	5,966,334	42,767	46,623	1,213,496
Net Income	1,403,200	9,455,679	1,612,417	2,769,128	7,825,137
Income before discontinued operations per Unit	8.10	20.14	9.06	15.71	38.16
Discontinued operations per Unit	—	34.44	0.25	0.27	7.01
Net Income per Unit	8.10	54.58	9.31	15.98	45.17
Distributions to Partners per Unit	28.00	28.00	27.16	29.40	25.60
Net Income per Depositary Receipt	0.81	5.46	0.93	1.60	4.52
Distributions to Partners per Depositary Receipt	2.80	2.80	2.72	2.94	2.56
BALANCE SHEET INFORMATION
Real Estate, gross	144,801,927	142,937,900	$143,697,616	$137,236,551	$108,264,354
Real Estate, net	98,283,838	102,209,561	106,291,364	104,192,876	79,172,450
Total Assets	130,483,310	135,053,940	130,977,293	134,464,296	103,685,218
Net Real Estate Investments	98,283,838	102,209,561	106,291,364	104,192,876	79,172,450
Total Debt Outstanding	114,659,052	115,585,241	115,611,800	115,911,209	82,871,406
Partners’ Capital	11,360,958	15,082,019	10,469,556	13,561,977	15,878,226

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2006	2005	2004	2003	2002
Residential
Units	2,377	2,377	2,402	2,400	2,211
Vacancies	32	23	62	37	53
Vacancy rate	1.3%	1.0%	2.6%	1.5%	2.4%
Commercial
Total square feet	84,998	84,998	85,275	85,275	85,275
Vacancy (in square feet)	0	0	0	0	0
Vacancy rate	0%	0%	0%	0.0%	0.0%

See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

We have completed integrated audits of New England Realty Associates Limited Partnership’s (the “Partnership”) 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of the management of the partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MILLER WACHMAN LLP
Boston, Massachusetts March 15, 2007

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Rental Properties	$98,283,838	$102,209,561
Cash and Cash Equivalents	9,773,250	12,049,392
Rents Receivable	580,638	480,118
Real Estate Tax Escrows	826,301	758,820
Prepaid Expenses and Other Assets	2,341,653	2,649,595
Investment in Partnerships	18,193,178	16,337,832
Financing and Leasing Fees	484,452	568,622
Total Assets	$130,483,310	$135,053,940
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$114,659,052	$115,585,241
Accounts Payable and Accrued Expenses	1,289,643	1,443,461
Advance Rental Payments and Security Deposits	2,892,612	2,943,219
Total Liabilities	118,841,307	119,971,921
Commitments and Contingent Liabilities (Note 9)
Partners’ Capital
173,252 units outstanding in 2006 and 2005	11,642,003	15,082,019
Total Liabilities and Partners’ Capital	$130,483,310	$135,053,940

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
Revenues
Rental income	$31,689,034	$31,322,774	$30,510,406
Laundry and sundry income	427,993	422,475	354,626
	32,117,027	31,745,249	30,865,032
Expenses
Administrative	1,442,798	1,346,734	1,367,106
Depreciation and amortization	6,835,096	6,446,157	6,118,422
Interest	7,741,433	7,798,325	7,707,569
Management fees	1,296,878	1,279,256	1,252,871
Operating	3,910,790	4,071,482	3,417,334
Renting	487,453	521,132	613,322
Repairs and maintenance	5,480,388	4,852,616	4,896,586
Taxes and insurance	3,508,258	3,519,200	3,386,415
	30,703,094	29,834,902	28,759,625
Income Before Other Income and Discontinued Operations	1,413,933	1,910,347	2,105,407
Other Income (Loss)
Interest income	433,921	224,354	216,149
Income (Loss) from investment in joint ventures	(444,654)	1,352,144	(335,445)
(Loss) on early extinguishment of debt	—	—	(411,463)
Other Income (expenses)	—	2,500	(4,998)
	(10,733)	1,578,998	(535,757)
Income From Continuing Operations	1,403,200	3,489,345	1,569,650
Discontinued Operations
Income from discontinued operations	—	6,300	42,767
Gain on sale of real estate from discontinued operations	—	5,960,034	—
	—	5,966,334	42,767
Net Income	$1,403,200	$9,455,679	$1,612,417
Income per Unit
Income before discontinued operations	$8.10	$20.14	$9.06
Income from discontinued operations	—	34.44	0.25
Net Income per Unit	$8.10	$54.58	$9.31
Weighted Average Number of Units Outstanding	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2004	144,180	34,243	1,802	180,225	6,973	173,252	$10,846,650	$2,579,532	$135,795	$13,561,977
Distribution to Partners	—	—	—	—	—	—	(3,763,870)	(893,919)	(47,049)	(4,704,838)
Net Income	—	—	—	—	—	—	1,289,934	306,359	16,124	1,612,417
Balance, December 31, 2004	144,180	34,243	1,802	180,225	6,973	173,252	$8,372,714	$1,991,972	$104,870	$10,469,556
Distribution to Partners	—	—	—	—	—	—	(3,874,573)	(920,211)	(48,432)	(4,843,216)
Net Income	—	—	—	—	—	—	7,564,543	1,796,579	94,557	9,455,679
Balance, December 31, 2005	144,180	34,243	1,802	180,225	6,973	173,252	$12,062,684	$2,868,340	$150,995	$15,082,019
Distribution to Partners	—	—	—	—	—	—	(3,874,572)	(920,211)	(48,433)	(4,843,216)
Net Income	—	—	—	—	—	—	1,122,560	266,608	14,032	1,403,200
Balance, December 31, 2006	144,180	34,243	1,802	180,225	6,973	173,252	9,310,672	2,214,737	116,594	11,642,003

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$1,403,200	$9,455,679	$1,612,417
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,820,360	6,430,055	6,156,952
(Income) Loss from investments in partnership and joint venture	444,654	(1,352,144)	335,445
(Income) on sale of real estate from discontinued operations	—	(5,960,034)	—
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	(100,520)	106,866	(36,211)
(Increase) in financing and leasing fees	(13,775)	(44,854)	(20,000)
(Decrease) in accounts payable and accrued expense	(153,818)	(61,930)	(114,633)
(Increase) in real estate tax escrow	(67,481)	(22,212)	(68,659)
(Increase) Decrease in prepaid expenses and other assets	307,941	(42,083)	(22,163)
(Decrease) Increase in advance rental payments and security deposits	(50,607)	(443,328)	15,460
Total Adjustments	7,186,754	(1,389,664)	6,246,191
Net cash provided by operating activities	8,589,954	8,066,015	7,858,608
Cash Flows Used in Investing Activities
(Investment in) joint ventures	(2,350,000)	(6,927,500)	(9,290,750)
Proceeds from joint ventures	50,000	2,175,000	37,500
Purchase and improvement of rental properties	(2,796,691)	(2,612,246)	(8,104,629)
Net proceeds from the sale of rental property	—	6,359,088	—
Net cash (used in) investing activities	(5,096,691)	(1,005,658)	(17,357,879)
Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	—	2,000,000	413,218
Principal payments of mortgage notes payable	(926,189)	(2,030,559)	(708,627)
Distributions to partners	(4,843,216)	(4,843,216)	(4,704,838)
Net cash provided by (used in) financing activities	(5,769,405)	(4,873,775)	(5,000,247)
Net Increase (Decrease in) Cash and Cash Equivalents	(2,276,142)	2,186,582	(14,499,518)
Cash and Cash Equivalents, at beginning of year	12,049,392	9,862,810	24,362,328
Cash and Cash Equivalents, at end of year	$9,773,250	$12,049,392	$9,862,810

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Principles of Consolidation:   The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for seven limited liability companies (the “Investment Properties”) in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned limited liability companies using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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
DECEMBER 31, 2006

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

Comprehensive Income:   Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2006, 2005 or 2004 other than net income as reported.

Income Per Unit:   Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:   The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2006 or 2005. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At December 31, 2006, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 2.2% to 5.16%. At December 31, 2006 and December 31, 2005, respectively, approximately $10,000,000 and $12,000,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:   Advertising is expensed as incurred. Advertising expense was $149,799, $129,313 and $204,152 in 2006, 2005 and 2004, respectively.

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

Interest Capitalized:   The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the year ended December 31, 2006 and the year ended December 31, 2005, there was no capitalized interest.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Reclassifications:   Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of December 31, 2006, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2006, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

Additionally, as of December 31, 2006, the Partnership owned a 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) with a total of 503 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

See Note 3 for a description of the sale of Middlesex Apartments to the majority shareholder of the General Partner in 2005.

Rental properties consist of the following:

	Year Ended December 31,
	2006	2005	Useful Life
Land, improvements and parking lots	$23,217,629	$23,187,429	10-31 years
Buildings and improvements	105,759,848	105,416,158	15-31 years
Kitchen cabinets	3,994,136	3,821,968	5-10 years
Carpets	3,447,775	3,179,205	5-10 years
Air conditioning	838,324	734,154	7-10 years
Laundry equipment	192,938	182,855	5-7 years
Elevators	748,769	725,882	20 years
Swimming pools	147,082	142,428	10 years
Equipment	1,629,583	1,489,966	5-7 years
Motor vehicles	113,150	119,076	5 years
Fences	250,352	265,209	5-10 years
Furniture and fixtures	4,331,597	4,279,508	5-7 years
Smoke alarms	130,744	118,734	5-7 years
	144,801,927	143,662,572
Less accumulated depreciation	46,518,089	41,453,011
	$98,283,838	$102,209,561

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Real estate and accumulated depreciation as of December 31, 2006 is:

				Cost
				Capitalized
		Initial Cost to		Subsequent to	Gross Amount at Which
	Encumbrances	Partnerships(1)		Acquisition(2)	Carried at Close of Period
	(First		Buildings &			Buildings &		Accumulated
	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation(3)	Acquired
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$2,550,000	$62,700	$837,318	$667,658	$62,700	$1,504,976	$1,567,676	$1,032,734	Sept. 1977
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$6,664,569	$2,112,000	$15,257,680	$17,369,680	$6,057,875	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$1,967,062	$684,000	$3,116,000	$369,805	$684,000	$3,485,805	$4,169,805	$934,241	Oct. 2000
Coach L.P. Residential Apartments Acton, Massachusetts	$1,500,000	$140,600	$445,791	$510,554	$140,600	$956,345	$1,096,945	$656,027	Sept. 1977
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$656,978	$44,965	$5,135,665	$5,180,630	$595,920	Sep. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$2,200,000	$177,610	$1,478,359	$901,927	$177,610	$2,380,286	$2,557,896	$1,824,966	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$1,800,000	$342,000	$1,367,669	$527,429	$342,000	$1,895,098	$2,237,098	$796,550	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$7,500,000	$1,410,000	$5,664,816	$1,244,563	$1,410,000	$6,909,379	$8,319,379	$2,856,290	July 1995
Condominium Units Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$61,865	$23,346	$252,672	$276,018	$220,601	Sept. 1977
Condominium Units - 45 Harvard Residential Units Brookline, Massachusetts	$1,600,000	$484,156	$1,936,624	$5,237	$484,156	$1,941,860	$2,426,016	$250,596	Jun. 2003
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$1,900,000	$91,400	$740,360	$681,882	$91,400	$1,422,242	$1,513,642	$959,007	Sept. 1977
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$10,823,904	$2,175,000	$12,325,000	$1,392,731	$2,175,000	$13,717,731	$15,892,731	$4,676,186	Dec. 1999
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$800,000	$156,000	$634,085	$317,502	$156,000	$951,587	$1,107,587	$411,037	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,700,000	$385,000	$1,540,000	$1,069,994	$385,000	$2,609,994	$2,994,994	$1,236,248	Jan. 1995
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$709,083	$79,650	$993,631	$1,073,281	$642,991	Sept. 1977
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,650,000	$1,512,000	$5,701,480	$212,763	$1,512,000	$5,914,243	$7,426,243	$1,181,345	Jun. 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	$4,500,000	$936,000	$3,762,013	$1,273,701	$936,000	$5,035,714	$5,971,714	$2,089,720	July 1995
Oak Ridge Apartments L.P. Residential Apartments Foxboro, Massachusetts	$2,700,000	$135,300	$406,544	$1,141,223	$135,300	$1,547,767	$1,683,067	$1,054,759	Sept. 1977
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$1,850,000	$46,181	$878,323	$721,603	$46,181	$1,599,926	$1,646,107	$1,201,807	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$1,850,000	$72,525	$587,777	$1,225,271	$72,525	$1,813,048	$1,885,573	$1,315,504	Sept. 1977

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Redwood Hills L.P. Residential Units Worcester, Massachusetts	$4,750,000	$1,200,000	$4,810,604	$1,638,604	$1,200,000	$6,449,208	$7,649,208	$2,732,214	July 1995
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$16,860,972	$4,686,728	$18,746,911	$971,720	$4,686,728	$19,718,631	$24,405,359	$4,586,068	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$3,766,250	$3,280,000	$4,920,000	$24,579	$3,280,000	$4,944,579	$8,224,579	$1,257,274	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$4,698,316	$1,335,000	$7,565,501	$1,266,686	$1,335,000	$8,832,187	$10,167,187	$3,091,576	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$10,192,548	$461,300	$2,424,636	$5,117,767	$417,107	$7,542,403	$7,959,510	$4,856,551	Sept. 1977
	$114,659,052	$22,033,461	$93,436,963	$29,375,693	$21,989,268	$122,812,657	$144,801,925	$46,518,087

(1) The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2) Net of retirements, which are not significant
(3) In 2006, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10-31 years
Other Categories of Assets	5-10 years

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

(4)          The net tax basis of the above properties is approximately $99,500,000 at December 31, 2006.

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2006	2005	2004
Rental Properties
Balance, Beginning	$143,662,572	$142,937,900	$137,236,511
Additions:
Buildings, improvements and other assets	2,796,692	2,612,246	8,104,629
	146,459,264	145,550,146	145,341,140
Deduct:
Write-off of retired or disposed assets	1,657,337	1,887,574	1,643,524
Rental properties held for sale and/or sold	—	759,716	759,716
Balance, Ending	$144,801,927	$143,662,572	$142,937,900
Accumulated Depreciation
Balance, Beginning	$41,453,011	$37,053,341	$33,043,635
Add:
Depreciation for the year	6,722,415	6,287,244	6,006,141
	48,175,426	43,348,858	39,049,776
Deduct:
Accumulated depreciation of retired or disposed assets	1,657,337	1,887,574	1,643,524
Accumulated depreciation of rental properties held for sale and/or sold	—	352,911	352,911
Balance, Ending	$46,518,089	$41,453,011	$37,053,341

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $1,296,878, $1,281,899 and $1,267,766 in 2006, 2005 and 2004, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2006, 2005 and 2004, approximately $472,000, $506,000 and $4,187,000, respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2006 expenses referred to above, approximately $202,000 consisted of repairs and maintenance and $223,000 of administrative expense. Approximately $36,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

Additionally in 2006, the Hamilton Company received approximately $1,090,000 from the Investment Properties of which approximately $360,000 was the management fee, $230,000 for construction costs, $20,000 was for construction supervision and architectural fees, $466,000 was for maintenance services and $13,000 was for administrative services. The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $88,000 during the year ended December 31, 2006. As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $213,000 of commissions in 2006.

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $2,259,000 for the year ended December 31, 2006. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2006, 2005, and 2004.

In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $50,000 during the years ended December 31, 2006 and 2005.

The Partnership has invested in seven limited liability companies to purchase six residential apartment complexes (the “Investment Properties”). The Partnership owns 50% of each entity, the majority shareholder of the General Partner owns between 43.2% and 47.5% and the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3% respectively. See Note 14 for a description of the properties and their operations.

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership’s Advisory Committee and the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The majority shareholder of the general partner has guaranteed the $1,600,000 mortgage for these five units. The original mortgage of $1,600,000 has been

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

extended to August 2009. The mortgage rate of 6.5% is fixed for three years and the cost associated with this extension is approximately $8,000.

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

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves of approximately $4,800,000 after payment off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimated that the gain from the sale of these units would exceed $500,000. There is one remaining unit unsold at December 31, 2006.

NOTE 4. OTHER ASSETS

Included in prepaid expenses and other assets at December 31, 2006 and 2005 is approximately $250,000 and $313,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $484,452 and $568,622 are net of accumulated amortization of $517,728 and $443,417 at December 31, 2006 and December 31, 2005, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At December 31, 2006 and 2005, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2006, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At December 31, 2006, the weighted average interest rate on the above mortgages was 6.63%. The effective rate of 6.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Approximate annual maturities at December 31, 2006 are as follows:

2007- current maturities	$1,055,000
2008	5,717,000
2009	13,126,000
2010	31,435,000
2011	3,129,000
Thereafter	60,197,000
$114,659,000

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2006, amounts received for prepaid rents of approximately $1,455,000 are included in cash and cash equivalents; security deposits of approximately $1,175,000 are included with other assets.

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

In 2006, the Partnership paid quarterly distributions of $7.00 per unit ($.70 per receipt) in March, June, September, and December 2006 for a total distribution of $28.00 per unit ($2.80 per receipt).

In 2005, the Partnership paid quarterly distributions of $7.00 per unit ($.70 per receipt) in March, June, September and December 31, 2005 for a total distribution of $28.00 per unit ($2.80 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2006	2005	2004
Income per Depositary Receipt before Discontinued Operations	$0.81	$2.01	$.91
Income from Discontinued Operations	—	3.44	.03
Net Income per Depositary Receipt after Discontinued Operations	$0.81	$5.45	$.94
Distributions per Depositary Receipt	$2.80	$2.80	$2.72

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2006 are as follows:

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

On January 18, 2007, a pipe burst at 62 Boylston Street resulting in approximately 40 apartments being evacuated and will remain unoccupied for an extended period. The partnership has insurance coverage for both repairs and rental loss until such time as the apartments are available for rental. The potential uninsured rental loss and other expenses cannot be estimated and may significantly reduce the income of the property in 2007.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

NOTE 10. RENTAL INCOME

During the year ended December 31, 2006, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2006 as follows:

Commercial Property Leases
2007	$1,871,000
2008	1,765,000
2009	1,512,000
2010	1,249,000
2011	1,111,000
Thereafter	3,146,000
$10,654,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $389,000, 394,000 and $364,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Rents receivable are net of allowances for doubtful accounts of $494,298, $284,005 and $276,046 at December 31, 2006, 2005 and 2004, respectively. Included in rents receivable is approximately $395, 000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2006, 2005 and 2004, cash paid for interest was $7,734,914, $7,808,220 and $7,789,450 respectively.

Non-cash investing and financing activities were as follows:

Year Ended December 31, 2006 and 2005

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
DECEMBER 31, 2006

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At December 31, 2006	$114,659,052	$117,251,025
At December 31, 2005	$115,585,241	$119,817,130

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2006 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $700,000 greater than statement income for the year ended December 31, 2006 and approximately $13,000 less than statement income for the year ended December 31, 2005. The cumulative tax basis of the Partnership’s real estate at December 31, 2006 is approximately $1,100,000 greater than the statement basis. The Partnership’s tax basis in its joint venture investments is approximately $400,000 less than statement basis. The depreciation rules that generated substantial tax deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years may exceed statement income.

	2006		2005		2004
Taxable income	Total	Per Receipt	Total	Per Receipt	Total	Per Receipt
Ordinary income	$2,129,222	$1.23	$3,128,988	$2.26	$202,698	$0.15
1250 capital gain	—	—	351,192	0.25	—	—
Long term capital gain	—	—	5,962,617	4.31	—	—
Total	$2,129,222	$1.23	$9,442,797	$6.82	$202,698	$0.15

NOTE 14. INVESTMENT IN PARTNERSHIPS

Since November 2001, the Partnership has invested in seven limited partnerships, each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. A description of each investment is as follows:

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate (7.35%) of 2% over the 30 day Libor Index (5.35% at December 31, 2006) was obtained to finance this acquisition. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid. The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee. This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000, and a $19,200,000 30-month mortgage with a floating interest rate (7.35%) of 2% over the 30 day Libor Index (5.35% at December 31, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The Partnership  obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The closing costs associated with the new mortgage were approximately $50,000, which will be amortized over the 10-year term. The loan is due in 2016 and will close in the fourth quarter of 2006. As of December 31, 2006, 110 units have been sold, and two units have a signed purchase and sales agreement. Gains from the sales of units (approximately $55,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate (7.35%) of 2% over the 30 day Libor Index (5.35% at December 31, 2006) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $51,000 per unit). As of December 31, 2006, 52 units have been sold and an additional five units have a signed purchase and sales agreement. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years and amortized over 30 years thereafter. The loan will be amortized over 30 years and matures in March 2017. The balance on the original loan on the units held for sale is approximately $10,481,000. This investment is referred to as Hamilton Bay, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This new loan  required a cash contribution by the Partnership of $1,250,000. The closing costs associated with the new mortgage were approximately $37, 000, which will be amortized over the 10-year term. The unamortized deferred financing costs of approximately $30,000 will be written off in the first quarter of 2007. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005. As of December 31, 2006, 93 units have been sold and an additional 3 units were under contract. Gains from these sales will be taxed as ordinary income (approximately $60,000 per unit). The majority of the sales proceeds will be used to reduce the mortgage. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. This investment is referred to as Hamilton On Main, LLC.

In 2005, Hamilton on Main, LLC obtained a new 10 year mortgage on the three buildings to be retained. The new mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main, LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.

In November 2001, the Partnership formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. The Partnership is a 50% owner in this investment and is referred to as 345 Franklin, LLC.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Summary financial information for the year ended December 31, 2006

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay	Minuteman	Hamilton on Main	Hamilton Place	Total
ASSETS
Rental Properties	13,911,070	9,523,919	9,191,080	21,390,315	9,207,691	26,957,758	8,644,432	98,826,265
Cash & Cash Equivalents	140,815	6,208	284,520	161,904	2,296,587	6,688	33,520	2,930,242
Rent Receivable	46,927	2,533	6,979	1,550	—	—	—	57,990
Real Estate Tax Escrow	—	23,456	30,938	—	—	343,155	—	397,550
Prepaid Expenses & Other Assets	77,149	111,132	100,898	87,299	158,120	322,950	32,427	889,975
Financing & Leasing Fees	72,225	57,160	50,051	126,861	35,639	60,642	23,106	425,683
Total Assets	14,248,186	9,724,407	9,664,467	21,767,930	11,698,037	27,691,193	8,733,485	103,527,705
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	10,750,000	7,709,544	5,000,000	15,230,672	7,941,811	16,825,000	2,380,745	65,837,772
Accounts Payable & Accrued Expense	105,441	37,717	14,303	181,153	76,995	149,190	35,402	600,201
Advance Rental Pymts & Security Dep	134,393	134,584	66,173	173,613	33,535	142,036	19,042	703,376
Total Liabilities	10,989,833	7,881,845	5,080,476	15,585,438	8,052,341	17,116,226	2,435,190	67,141,349
Partners’ Capital	3,258,353	1,842,563	4,583,992	6,182,491	3,645,696	10,574,967	6,298,294	36,386,356
Total Liabilities and Capital	14,248,186	9,724,407	9,664,467	21,767,930	11,698,037	27,691,193	8,733,483	103,527,705
Partners’ Capital—NERA 50%	1,629,176	921,281	2,291,996	3,091,246	1,822,848	5,287,484	3,149,147	18,193,178
Total units/ condominiums	49	40	176	168	42	146	137	758
Units to be retained	49	40	49	48	42	146	0	374
Units to be sold	—	—	127	120	—	—	137	384
Units sold through February 1, 2007	—	—	110	52	—	—	93	255
Balance of unsold units			17	68			44	129
Unsold units with deposits for future sale as of February 1 , 2007	—	—	2	5	—	—	3	10
Book value of unsold condominiums	—	—	2,196,636	13,138,363	—	—	8,644,432	23,979,431

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay	Minuteman	Hamilton on Main	Hamilton Place	Total
Revenues
Rental Income	1,433,198	1,004,542	912,639	1,733,456	698,992	2,323,773	582,856	8,689,456
Laundry and Sundry Income	5,005	5,545	15,782	13,521	—	40,256	—	80,110
	1,438,203	1,010,088	928,421	1,746,977	698,992	2,364,029	582,856	8,769,566
Expenses
Administrative	21,142	14,877	85,710	123,853	2,793	64,496	8,736	321,608
Depreciation and Amortization	408,001	362,120	478,491	1,139,091	538,876	1,439,203	420,114	4,785,896
Interest	790,732	539,613	473,355	1,502,574	580,414	887,425	419,270	5,193,383
Management Fees	58,992	41,681	38,870	74,167	28,448	95,319	23,025	360,501
Operating	148,664	57,977	21,190	65,446	62,208	301,164	11,657	668,306
Renting	14,833	32,460	15,396	6,283	6,256	31,249	2,309	108,786
Repairs and Maintenance	104,085	68,274	442,363	830,355	82,043	353,424	371,852	2,252,396
Taxes and Insurance	196,236	104,660	209,530	313,465	72,696	340,074	168,121	1,404,783
	1,742,684	1,221,663	1,764,906	4,055,234	1,373,732	3,512,354	1,425,085	15,095,659
Income Before Other Income	(304,481)	(211,575)	(836,485)	(2,308,257)	(674,740)	(1,148,325)	(842,229)	(6,326,093)
Other Income (Loss)
Interest Income	272	343	533	468	(228)	(1,933)	2,240	1,694
Gain on Sale of Real Estate	—	—	1,394,028	2,448,802	—	—	1,592,211	5,435,041
Other Income (Expenses)	—	—	50	—	—	—		50
	272	343	1,394,611	2,449,270	(228)	(1,933)	1,594,451	5,436,785
Net Income (Loss)	(304,209)	(211,233)	558,126	141,013	(674,969)	(1,150,259)	752,222	(889,308)
Net Loss—NERA 50%	(152,105)	(105,616)	279,063	70,506	(337,484)	(575,129)	376,111	(444,654)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Summary financial information for the year ended December 31, 2005

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets—net	9,973,748	27,590,727	14,332,670	9,368,850	14,263,649	12,257,723	31,118,299	118,905,666
Mortgages payable	7,821,346	16,825,000	8,856,275	7,823,994	10,750,000	9,251,000	26,165,125	87,492,740
Total Equity	2,053,794	13,675,819	2,995,480	1,820,665	3,562,563	4,125,866	4,441,477	32,675,664
NERA—50% equity	1,026,897	6,837,910	1,497,740	910,332	1,781,282	2,062,933	2,220,738	16,337,832
Summary income statement:
Rental income	974,821	2,322,753	1,204,523	691,046	1,016,868	1,331,596	500,799	8,042,406
Operating expenses	304,466	1,390,738	861,361	225,162	413,279	1,059,510	371,521	4,626,036
Management fees	39,511	94,480	17,525	27,565	44,913	30,331	23,257	277,582
Interest expense	546,898	1,041,315	691,246	432,850	510,158	638,370	415,032	4,275,869
Depreciation & amortization	358,995	1,460,370	598,084	527,488	360,956	683,066	249,509	4,238,468
Financing expense	—	404,881	—	—	—	—	—	404,881
Gain (loss) on sale of condominiums	—	—	3,959,173	—	—	4,525,547	—	8,484,720
Net profit (loss)	(275,049)	(2,069,031)	2,995,480	(522,019)	(312,438)	3,445,866	(558,520)	2,704,289
NERA—50%	(137,525)	(1,034,515)	1,497,740	(261,010)	(156,219)	1,722,933	(279,260)	1,352,144
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374
Units to be sold	0	0	137	0	0	127	120	384
Units sold through December 31, 2005	0	0	65	0	0	82	0	147
Balance of unsold units	0	0	71	0	0	45	120	236
Unsold units with deposits for future sale as of December 31, 2005	0	0	1	0	0	0	0	1

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Summary financial information for the year 2004

	Franklin Street	Hamilton Place	Hamilton Minuteman	Total
Acquisition Date	November 2001	August 2004	September 2004
Property assets – net	$10,328,422	$55,833,886	$9,840,982	$76,003,290
Mortgages payable	7,925,715	40,211,506	7,717,360	55,854,581
Partnership equity	2,328,842	15,794,850	2,342,684	20,466,376
NERA - 50% ownership	1,164,421	7,897,425	1,171,342	10,233,188
Summary income statement:
Rental income	$951,092	$1,505,581	$199,257	$2,655,930
Operating expenses	293,162	692,997	91,361	1,077,520
Management fees	39,087	66,177	8,230	113,494
Interest expense	553,921	598,589	66,815	1,219,325
Miscellaneous expense	5,491	—	(49)	5,442
Depreciation & amortization	361,354	384,468	165,216	911,038
Net (loss)	(301,923)	(236,650)	(132,316)	(670,889)
NERA - 50%	$(150,962)	$(118,325)	$(66,158)	$(335,445)
Total rental units	40	280	42	362
Vacancies - December 31, 2004	—	21	3	24

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Future annual mortgage maturities at December 31, 2006 are as follows:

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton(1) Minuteman	Essex 81	1025(1) Hamilton	Hamilton Bay(1)	Total
Year Ended:
December 31, 2007	119,081	—	2,380,745	2,441,811	10,750,000	—	10,480,672	26,172,309
December 31, 2008	127,562	179,039	—	—	—	—	—	306,601
December 31, 2009	136,648	249,776	—	—	—	—	—	386,424
December 31, 2010	146,380	263,026	—	—	—	—	—	409,406
December 31,2011	156,806	276,979	—	—	—	—	—	433,785
Thereafter	7,023,067	15,856,180	—	5,500,000	—	5,000,000	4,750,000	38,129,247
	7,709,544	16,825,000	2,380,745	7,941,811	10,750,000	5,000,000	15,230,672	65,837,772

(1)          The mortgage maturities for Hamilton Minuteman and Hamilton 1025 have been adjusted to reflect the refinancings to be completed in the fourth quarter of 2006. See Note 17 to the Financial Statements.

Interest rates range from 5.18% to7.48% at December 31, 2006.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

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

In March 2005, the Financial Accounting Standards Board (FASB or the “Board”) issued final guidance that clarifies how companies should account for “conditional” asset retirement obligations (“AROs”). FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47 or the “Interpretation”), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposal that are triggered by demolishing or renovating a facility). The new guidance will likely require many companies to recognize liabilities for these obligations. In implementing the new guidance, which must be adopted by calendar year enterprises by December 31, 2005, a company will need to identify its conditional AROs and determine whether it can reasonably estimate the fair value of each obligation. If the company can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation based on its current present value. This liability would then accrete to the ultimate liability over the service period (adjusted periodically for changes in estimates). We have reviewed tangible long-lived assets and other agreements for associated AROs in accordance with this Interpretation and have concluded that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2006.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership, unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We adopted EITF 04-05 as of January 1, 2006. We have assessed our investments in unconsolidated real estate joint ventures and have determined that EITF 04-05 did not have an impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 21, 2006 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

NOTE 16. DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Total Revenues	$—	$79,676	$378,305
Operating and other expenses	—	(54,471)	(297,008)
Depreciation and amortization	—	(18,905)	(38,530)
	—	(73,376)	(335,538)
Income from discontinued operations	$—	$6,300	$42,767

	Year Ended December 31,
	2006	2005	2004
Realized gain on sale of rental property	$—	$5,960,034	$—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total
Revenue	$8,091,623	$7,954,536	$7,991,982	$8,078,886	$32,117,027
Expenses	7,498,161	7,607,134	7,813,389	7,784,410	30,703,094
Income Before Other Income	593,462	347,402	178,593	294,476	1,413,933
Other Income (Loss)	(151,702)	236,408	153,411	(248,850)	(10,733)
Net Income (Loss)	441,760	583,810	332,004	45,626	1,403,200
Net Income per Unit	$2.55	$3.37	$1.92	$0.26	$8.10
Net Income per Depositary Receipt	$0.26	$0.34	$0.19	$0.03	$0.81

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total
Revenue	$7,913,410	$7,900,834	$7,942,748	$7,988,257	$31,745,249
Expenses	7,545,395	7,295,100	7,341,436	7,652,971	29,834,902
Income Before Other Income and Discontinued Operations	368,015	605,734	601,312	335,286	1,910,347
Other Income (Loss)	(3,297)	768,687	580,900	232,708	1,578,998
Income Before Discontinued Operations	364,718	1,374,421	1,182,212	567,994	3,489,345
Discontinued Operations	5,815,085	(40,399)	191,397	191	5,966,334
Net Income (Loss)	$6,179,803	$1,334,022	$1,373,609	$568,185	$9,455,679
Net Income per Unit	$35.67	$7.70	$7.93	$3.28	$54.58
Net Income per Depositary Receipt	$3.57	$0.77	$0.79	$0.33	$5.46

Schedule II

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe (a)	Balance at end of Period
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	284,005	468,588	—	258,295	494,298
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	276,046	319,399	—	311,440	284,005
Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	221,942	301,410	—	247,306	276,046

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
Dated: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	March 16, 2007
Ronald Brown	(Principal Executive Officer)
/s/ HAROLD BROWN	Treasurer and Director of the General Partner	March 16, 2007
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)
/s/ GUILLIAEM AERTSEN	Director of the General Partner	March 16, 2007
Guilliaem Aertsen
/s/ CONRAD DIGREGORIO	Director of the General Partner	March 16, 2007
Conrad DiGregorio

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(21)	Subsidiaries of the Partnership.(4)
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

(99)	Report of the Audit Committee
(99.1)	Combined Financial Statements of Significant Subsidiaries

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