Form 10-Q
period 2007-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2007-05-10
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Documents Incorporated By Reference

None

As of March 31, 2007, 1,323,766 depository receipts and 6,002 units of the registrant are outstanding.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)

Consolidated Statements of Income for the Three Months Ended March 31, 2007 and March 31, 2006 (all unaudited)

Consolidated Statement of Changes in Partners’ Capital for the Three Months Ended March 31, 2007 and March 31, 2006 (all unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31, 2006 (all unaudited)

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$97,174,424	$98,283,838
Cash and Cash Equivalents	10,225,132	9,773,250
Rents Receivable	621,981	580,638
Insurance Recovery Receivable	100,000	—
Real Estate Tax Escrows	853,254	826,301
Prepaid Expenses and Other Assets	2,285,428	2,341,653
Investment in Joint Ventures	17,572,953	18,193,178
Financing and Leasing Fees	457,400	484,452
Total Assets	$129,290,572	$130,483,310

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	$114,390,113	$114,659,052
Accounts Payable and Accrued Expenses	1,650,333	1,289,643
Advance Rental Payments and Security Deposits	2,878,482	2,892,612
Total Liabilities	118,918,928	118,841,307

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital

173,252 units outstanding in 2007 and 2006	10,371,644	11,642,003
Total Liabilities and Partners’ Capital	$129,290,572	$130,483,310

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, (Unaudited)
	2007	2006
Revenues
Rental income	$8,034,588	$7,967,592
Laundry and sundry income	107,845	124,031
	8,142,433	8,091,623
Expenses
Administrative	396,261	351,652
Depreciation and amortization	1,711,456	1,649,043
Interest	1,904,266	1,916,124
Management fees	324,052	321,660
Operating	1,418,294	1,291,634
Renting	71,507	55,866
Repairs and maintenance	1,080,745	1,030,728
Taxes and insurance	915,308	871,329
	7,821,889	7,488,036

Income Before Other Income and Discontinued Operations	320,544	603,587

Other Income (Loss)
Interest income	100,126	93,478
Casualty (Loss)	(60,000)	—
(Loss) from investment in joint ventures	(420,225)	(245,180)
	(380,099)	(151,702)
Income (Loss) From Continuing Operations	(59,555)	451,885

Discontinued Operations
Loss from discontinued operations	—	(10,125)
	—	(10,125)
Net (Loss) Income	$(59,555)	$441,760

Income per Unit
Income (Loss) before discontinued operations	$(0.34)	$2.61
Income from discontinued operations	—	(.06)
Net Income per Unit	$(0.34)	$2.55
Weighted Average Number of Units Outstanding	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$12,062,684	$2,868,340	$150,995	$15,082,019
Distribution to Partners	—	—	—	—	—	—	(968,643)	(230,053)	(12,108)	(1,210,804)
Net Income	—	—	—	—	—	—	353,408	83,934	4,418	441,760
Balance, March 31, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$11,447,449	$2,722,221	$143,305	$14,312,975

Balance, January 1, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(968,643)	(230,053)	(12,108)	(1,210,804)
Net Income	—	—	—	—	—	—	(47,644)	(11,315)	(596)	(59,555)
Balance, March 31, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$8,294,385	$1,973,369	$103,890	$10,371,644

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, (Unaudited)
	2007	2006
Cash Flows from Operating Activities
Net income	$(59,555)	$441,760
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,711,456	1,649,042
Loss from investment in joint ventures	420,225	245,180
Changes in operating assets and liabilities
(Increase) in rents receivable	(41,343)	(60,138)
(Increase) in insurance recovery receivable	(100,000)	—
(Increase) in financing and leasing fees	(8,201)	—
Increase (Decrease) in accounts payable and accrued expense	360,690	(102,884)
(Increase) in real estate tax escrow	(26,953)	(34,850)
(Increase) Decrease in prepaid expenses and other assets	56,225	(27,134)
(Decrease) in advance rental payments and security deposits	(14,130)	(32,187)
Total Adjustments	2,357,969	1,637,029
Net cash provided by operating activities	2,298,414	2,078,789
Cash Flows Used in Investing Activities
(Investment in) joint ventures	—	(300,000)
Proceeds from joint ventures	200,000	—
Purchase and improvement of rental properties	(566,789)	(418,946)
Net cash (used in) investing activities	(366,789)	(718,946)
Cash Flows Used in Financing Activities
Principal payments of mortgage notes payable	(268,939)	(195,870)
Distributions to partners	(1,210,804)	(1,210,804)
Net cash (used in) financing activities	(1,479,743)	(1,406,674)
Net Increase (Decrease in) Cash and Cash Equivalents	451,882	(46,831)
Cash and Cash Equivalents, at beginning of period	9,773,250	12,049,392
Cash and Cash Equivalents, at end of period	$10,225,132	$12,002,561

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Principles of Consolidation:   The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for eight limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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

Comprehensive Income:   Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2007 or 2006 other than net income as reported.

Income Per Unit:   Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:   The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2007 or 2006. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At March 31, 2007, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 2.33% to 5.15%.  At March 31, 2007 and December 31, 2006, respectively, approximately $11,000,000 and $10,000,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:   Advertising is expensed as incurred. Advertising expense was $36,101 and $16,293 for the three months ended March 31, 2007, and 2006 respectively.

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

Interest Capitalized:   The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year.  During the three months ended March 31, 2007 and the year ended December 31, 2006, there was no capitalized interest.

Reclassifications:   Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of March 31, 2007, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2007, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

Additionally, as of March 31, 2007, the Partnership owned a 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) with a total of 490 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

See Note 3 for a description of the sale of Middlesex Apartments to the majority shareholder of the General Partner in 2005.

Rental properties consist of the following:

	March 31, 2007	December 31, 2006	Useful Life
Land, improvements and parking lots	$23,225,753	$23,217,629	10-31 years
Buildings and improvements	105,830,692	105,759,848	15-31 years
Kitchen cabinets	4,142,551	3,994,136	5-10 years
Carpets	3,578,369	3,447,775	5-10 years
Air conditioning	838,711	838,324	7-10 years
Laundry equipment	196,024	192,938	5-7 years
Elevators	797,960	748,769	20 years
Swimming pools	147,082	147,082	10 years
Equipment	1,753,397	1,629,583	5-7 years
Motor vehicles	113,150	113,150	5 years
Fences	250,352	250,352	5-10 years
Furniture and fixtures	4,363,911	4,331,597	5-7 years
Smoke alarms	131,364	130,744	5-7 years
	145,369,316	144,801,927
Less accumulated depreciation	48,194,892	46,518,089
	$97,174,424	$98,283,838

NOTE 3. RELATED PERSON TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $324,000 and $322,000 in 2007 and 2006, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2007 and 2006, approximately $192,000 and $103,000, respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2007 expenses referred to above, approximately $70,000 consisted of repairs and maintenance and $75,000 of administrative expense. Approximately $47,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

Additionally in 2007, the Hamilton Company received approximately $124,000 from the Investment Properties of which approximately $66,000 was the management fee, $500 was for construction supervision and architectural fees, $49,000 was for maintenance services and $6,000 was for administrative services.  The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $9,000 during the three months ended March 31, 2007.  As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $29,000 of commissions in 2007.

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $497,000 for the three months ended March 31, 2007 and $2,259,000 for the year ended December 31, 2006. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2007 and 2006.

In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $12,500 during the three months ended March 31, 2007 and $50,000 during the year ended December 31, 2006.

The Partnership has invested in joint ventures to purchase six residential apartment complexes (the “Investment Properties”). The Partnership owns 50% of each entity, the majority shareholder of the General Partner owns between 43.2% and 47.5% and the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3% respectively. See Note 14 for a description of the properties and their operations.

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

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves of approximately $4,800,000 after payment off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimated that the gain from the sale of these units would exceed $500,000. There is one remaining unit unsold at March 31, 2007.

NOTE 4. OTHER ASSETS

Included in prepaid expenses and other assets at March 31, 2007 and December 31, 2006 is approximately $282,000 and $250,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $457,400 and $484,452 are net of accumulated amortization of $540,880 and $517,728 at March 31, 2007 and December 31, 2006, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2007 and December 31, 2006, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2007, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At March 31, 2007, the weighted average interest rate on the above mortgages was 6.63%. The effective rate of 6.71% includes the amortization expense of deferred financing costs.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2007 are as follows:

2008- current maturities	$1,093,000
2009	5,712,000
2010	13,097,000
2011	33,416,000
2012	1,179,000
Thereafter	59,893,000
$114,390,000

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2007, amounts received for prepaid rents of approximately $1,441,000 are included in cash and cash equivalents, and security deposits of approximately $1,191,000 are included with other assets.

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

In February 2007, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on March 31, 2007.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31,
	2007	2006
Income (Loss) per Depositary Receipt before Discontinued Operations	$(0.03)	$0.26
Income from Discontinued Operations	—	(0.01)
Net Income per Depositary Receipt after Discontinued Operations	$(0.03)	$0.25
Distributions per Depositary Receipt	$0.70	$0.70

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2007 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

On January 18, 2007, a pipe burst at 62 Boylston Street resulting in approximately 40 apartments being evacuated and will remain unoccupied for an extended period. The partnership has insurance coverage for both repairs and rental loss until such time as the apartments are available for rent.  The potential uninsured rental loss and other miscellaneous uninsured expenses cannot be estimated and may significantly reduce the income of the property.  An estimated recovery of $100,000 has been recorded at March 31, 2007 including approximately $65,000 in rental income.  The remaining loss of approximately $60,000 at March 31, 2007 is inclusive of the estimated deductible and other non reimbursable expenses.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2007, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2007 as follows:

Commercial Property Leases
2008	$1,809,000
2009	1,732,000
2010	1,455,000
2011	1,236,000
2012	1,104,000
Thereafter	3,621,000
$10,957,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $112,000 and $389,000 for the three months ended March 31, 2007 and for the year ended December 31, 2006.

Rents receivable are net of allowances for doubtful accounts of approximately $570,000 and $494,000 at March 31, 2007 and December 31, 2006, respectively. Included in rents receivable is approximately $409,583 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31 2007 and 2006, cash paid for interest was $1,904,266 and $1,916,124.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At March 31, 2007	$114,390,113	$117,025,632
At December 31, 2006	$114,659,052	$117,251,025

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2007 and December 31, 2006.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2006 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $200,000 greater than statement income for the three months ended March 31, 2007 and approximately $700,000 greater than statement income for the year ended December 31, 2006. The cumulative tax basis of the Partnership’s real estate at December 31, 2006 is approximately $1,100,000 greater than the statement basis. The Partnership’s tax basis in its joint venture investments at December 31, 2006 is approximately $400,000 less than statement basis. The depreciation rules that generated substantial tax deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years may exceed statement income.

NOTE 14. INVESTMENT IN PARTNERSHIPS

Since November 2001, the Partnership has invested in eight limited partnerships, each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. A description of each investment is as follows:

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate (7.35%) of 2% over the 30 day Libor Index (5.35% at December 31, 2006) was obtained to finance this acquisition. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. Mr. Brown has guaranteed 25% of this mortgage until such time as $2,687,500 of principal has been paid. The Partnership and the other investor have, in turn agreed to indemnify Mr. Brown for their proportional share of any losses incurred by this guarantee. This investment is referred to as Essex Street.  The $10,750,000 matures in 2007 and management is currently seeking long-term financing.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. . The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment.  The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership.  The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  The closing costs associated with the new mortgage were approximately $50,000, which will be amortized over the 10-year term.  As of March 31, 2007, 112 units have been sold, and five units have a signed purchase and sales agreement. Gains from the sales of units (approximately $54,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). As of March 31, 2007, 55 units have been sold and an additional nine units have a signed purchase and sales agreement. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years and amortized over 30 years thereafter.  The loan will be amortized over 30 years and matures in March 2017. The balance on the original loan on the 65 units held for sale is approximately $9,575,000.  This investment is referred to as Hamilton Bay, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. In January 2007, the Partnership obtained a new 10-year mortgage in the amount of $5,500,000.  The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan.  This new loan required a cash contribution by the Partnership of $1,250,000 in 2006.  The closing costs associated with the new mortgage were approximately $37, 000, which will be amortized over the 10-year term.  The unamortized deferred financing costs of approximately $30,000 were written off in the first quarter of 2007.  This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005.  As of March 31, 2007, 101 units have been sold and an additional five units were under contract. Gains from these sales will be taxed as ordinary income (approximately $62,000 per unit).  The majority of the sales proceeds will be used to reduce the mortgage. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. This investment is referred to as Hamilton On Main, LLC.

In 2005, Hamilton on Main, LLC obtained a new 10 year mortgage on the three buildings to be retained.  The new mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due.  At March 31, 2007, the outstanding balance of the mortgage on the units held for sale was approximately $1,600,000.

In November 2001, the Partnership formed a limited liability company to purchase a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014.  The Partnership is a 50% owner in this investment and is referred to as 345 Franklin, LLC.

As required by the lender for the 2004 and 2005 acquisitions, the Treasurer of the General Partner has provided a limited repayment guaranty equal to fifty percent (50%) of the outstanding balance, reducing to zero percent (0%) upon the completion of the Curtailment Payments. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments

Summary financial information for the three months ended March 31, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	HamiltonBay Sales	HamiltonBay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total

ASSETS

Rental Properties	13,816,621	9,445,423	8,786,263	11,203,955	9,279,485	9,096,999	26,515,913	7,859,218	96,003,877
Cash & Cash Equivalents	9,072	33,689	77,027	2,196	5,494	3,618	1,830	56,178	189,104
Rent Receivable	56,713	2,215	3,840	(1,689)	4,712	1,397	1,637	2,971	71,796
Real Estate Tax Escrow	—	46,617	24,006	—	31,116	18,064	375,092	—	494,895
Due From Investment Properties	175,000	—	300,000	4,699,931	—	—	—	25,000	5,199,931
							—
Prepaid Expenses & Other Assets	71,732	109,509	95,296	147,946	85,373	63,987	334,981	3,417	912,241
Financing & Leasing Fees	63,891	55,118	48,547	46,240	62,623	42,709	58,468	18,197	395,793

Total Assets	14,193,029	9,692,571	9,334,979	16,098,579	9,468,803	9,226,774	27,287,921	7,964,981	103,267,637

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	10,750,000	7,680,371	5,000,000	9,575,646	4,750,000	5,500,000	16,825,000	1,580,087	61,661,104
Due to Investment Properties	—	—	—	300,000	4,699,931	175,000	25,000	—	5,199,931
Accounts Payable& Accrued Exp	111,202	63,063	11,616	123,106	4,306	39,706	132,806	70,449	556,254
Advance Rental Pymts& Security Dep	135,744	136,229	65,704	87,028	77,410	38,197	148,770	15,358	704,440
Total Liabilities	10,996,946	7,879,663	5,077,320	10,085,780	9,531,647	5,752,903	17,131,576	1,665,894	68,121,729

Partners’ Capital**	3,196,083	1,812,908	4,257,659	6,012,799	(62,844)	3,473,871	10,156,345	6,299,087	35,145,907
Total Liabilities and Capital	14,193,029	9,692,571	9,334,979	16,098,579	9,468,803	9,226,774	27,287,921	7,964,981	103,267,637

Partners’ Capital - NERA 50%	1,598,042	906,454	2,128,830	3,006,400	(31,422)	1,736,936	5,078,173	3,149,544	17,572,953

Future annual mortgage maturities at March 31, 2007 are as follows:

	Essex 81	Franklin Street	1025 Hamilton	Hamilton Bay Sales	Hamilton Bay Apts.	Hamilton Minuteman	Hamilton on Main	Hamilton Place Sale
Period End	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
March 31, 2008	10,750,000	121,844					19,552	1,580,087	12,471,483
March 31, 2009		130,522		9,575,646			241,315		9,947,483
March 31, 2010		139,818					254,117		393,934
March 31, 2011		149,776					267,597		417,373
March 31,2012		160,444					281,792		442,236
Thereafter		6,977,967	5,000,000		4,750,000	5,500,000	15,760,627		37,988,594
	10,750,000	7,680,371	5,000,000	9,575,646	4,750,000	5,500,000	16,825,000	1,580,087	61,661,104

	Essex 81	345 Franklin	Hamilton 1025	HamiltonBay Sales	HamiltonBay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total

Revenues
Rental Income	363,135	260,062	227,195	317,657	61,771	179,855	588,842	102,449	2,100,966
Laundry and Sundry Income	1,276	1,588	7,973	4,193	—	—	6,852	—	21,882
	364,411	261,650	235,168	321,850	61,771	179,855	595,693	102,449	2,122,848

Expenses
Administrative	3,796	7,612	6,585	14,413	2,163	45,860	14,283	2,426	97,138
Depreciation and Amortization	110,908	82,538	97,205	246,246	14,623	158,935	511,314	82,067	1,303,836
Interest	201,673	133,738	71,050	224,984	34,542	86,075	218,910	38,260	1,009,232
Management Fees	14,353	10,746	9,766	13,131	—	7,314	23,860	3,960	83,130
Operating	36,432	18,514	673	13,144	—	23,230	87,288	1,310	180,591
Renting	—	1,403	2,459	1,207	—	1,010	2,960	—	9,039
Repairs and Maintenance	17,428	9,136	73,127	106,969	23,160	16,698	73,624	71,122	391,264
Taxes and Insurance	42,652	27,855	43,956	71,626	13,258	18,033	82,187	29,789	329,356
	427,242	291,542	304,821	691,720	87,746	357,155	1,014,426	228,934	3,403,586
Income Before Other Income	(62,831)	(29,892)	(69,653)	(369,870)	(25,975)	(177,300)	(418,732)	(126,485)	(1,280,738)

Other Income (Loss)
Interest Income	563	239	2,000	109	4	5,470	108	2,025	10,518
Gain on Sale of Real Estate	—	—	141,323	163,195	—	—	—	125,252	429,770
Other Income (Expenses)	—	—	—	—	—	—	—	—	—
	563	239	143,323	163,304	4	5,470	108	127,277	440,288

Net Income (Loss)	(62,268)	(29,653)	73,670	(206,566)	(25,971)	(171,830)	(418,624)	792	(840,450)

P&L- NERA 50%	(31,134)	(14,827)	36,835	(103,283)	(12,986)	(85,915)	(209,312)	396	(420,225)

Total units/ condominiums	49	40	176	120	48	42	146	137	758
Units to be retained	49	40	49	0	48	42	146	0	374
Units to be sold	—	—	127	120	—	—	—	137	384
Units sold through April 30, 2007	—	—	112	55	—	—	—	101	268
Balance of unsold units			15	65				36	116
Unsold units with deposits for future sale as of April 30, 2007	—	—	5	9	—	—	—	5	19

Summary financial information for the three months ended March 31, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets – net	9,893,274	27,200,000	13,822,494	9,259,909	14,175,975	11,390,302	28,793,802	114,535,756
Mortgages payable	7,794,113	16,825,000	8,237,677	7,879,510	10,750,000	7,864,340	23,775,924	83,126,564
Total Equity	2,007,648	14,047,811	2,891,541	1,659,456	3,459,258	4,197,222	4,522,369	32,785,305
NERA – 50% equity	1,003,824	7,023,905	1,445,771	829,728	1,729,629	2,098,611	2,261,184	16,392,652
Summary income statement:
Rental income	253,398	606,322	180,974	174,759	341,230	238,536	489,274	2,284,493
Operating expenses	64,878	224,589	160,155	62,233	139,081	301,712	475,452	1,428,100
Management fees	10,141	24,102	1,917	7,028	13,921	2,981	12,450	72,540
Interest expense	135,615	218,780	145,924	134,077	181,684	149,574	427,956	1,393,610
Depreciation & amortization	88,910	366,859	121,879	132,630	109,849	140,046	273,535	1,233,708
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	144,962	—	—	427,133	781,011	1,353,106
Net profit (loss)	(46,146)	(228,008)	(103,939)	(161,209)	(103,305)	71,356	80,892	(490,359)
NERA – 50%	(23,073)	(114,004)	(51,969)	(80,605)	(51,653)	35,678	40,446	(245,180)
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374
Units to be sold	0	0	137	0	0	127	120	384
Units sold through April 24, 2006	0	0	69	0	0	91	13	173
Balance of unsold units	0	0	68	0	0	36	107	211
Unsold units with deposits for future sale as of April 24, 2006	0	0	8	0	0	7	13	28

Interest rates, the majority of which are variable, range from 5.18% to 7.48% at March 31, 2007.

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

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

NOTE 16.    DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006

Total Revenues	$—	$—
Operating and other expenses	—	10,125
Depreciation and amortization	—	—
	—	10,125
Income (loss) from discontinued operations	—	(10,125)
Gain on sale of discontinued operations	—	—
	$—	$(10,125)

Item 2 — MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Report. This Report, on Form 10 –Q contains forward –lookings statements within the meaning of the securities law. Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled “Factors That May Affect Future Results” and elsewhere in this Report.

The Massachusetts economy continues to grow at a modest rate. Office vacancy rates in metropolitan Boston, an indicator of present and future growth, have continued to decline thereby improving the prospects of low residential vacancy rates and upward pressure on rental rates. Rental revenue has increased slightly at the majority of the properties and operating expenses have increased at a faster rate than revenue resulting in a decrease in income from operations. Management continues to place emphasis on tenant retention amidst the competitive backdrop of newer housing product and a low interest rate environment which has provided alternative housing choices for our residential customers. Management believes that upward pressure on rental rates may occur in the 2nd and 3rd quarters of 2007 during the renewal season; however there will be equal pressure on operating expenses related to energy, taxes, and insurance and therefore it is unclear if operating income in 2007 will outpace 2006.

Management anticipates that the operating loss at the joint venture properties, net of depreciation, will decrease as condominium units are sold thereby reducing mortgage interest expense and vacancy losses. Though slow for the first quarter, condominium sales have picked up and management believes it is on track to close out two of the three joint ventures held for sale returning  approximately $3–4 million of capital by year end.

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

Hamilton accounted for approximately 7% of the repair and maintenance expense paid for by the Partnership in the three months ended March 31, 2007 and approximately 4% for the year ended December 31, 2006.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters.  However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 81 % of the legal services paid for by the

Partnership during the three months ended March 31, 2007 and approximately 72% for the year ended December 31, 2006.

Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company received similar fees from the Investment Properties totaling approximately $124,000.

R. Brown Partners, which is owned by Ronald Brown, manages five condominium units located in Brookline, Massachusetts.  That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the three months ended March 31, 2007, Hamilton provided the Partnership approximately $5,000 in construction and architectural services, compared to $36,000 for the year ended December 31, 2006.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions.  Since that time, such services have been provided by the accounting staff at Hamilton which consists of approximately twelve people.  Hamilton currently charges the Partnership $100,000 ($25,000 per quarter) per year for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $320,544 during the three months ended March 31, 2007 compared to $603,587 for the three months ended March 31, 2006, a decrease of $283,043 (47%).

The rental activity is summarized as follows:

	Occupancy Date
	April 30, 2007	February 1, 2007	April 24, 2006

Residential
Units	2,377	2,377	2,402
Vacancies	40	32	30
Vacancy rate	1.7%	1.3%	1.2%
Commercial
Total square feet	84,998	84,998	84,998
Vacancy	0	0	6,075
Vacancy rate	0%	0%	7.1%

	Rental Income (in thousands) Three Months Ended March 31,
	2007		2006
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,035	$8,035	$7,968	$7,968
Residential percentage	93%	93%	93.5%	93.5%
Commercial percentage	7%	7%	6.5%	6.5%
Contingent rentals	$112	$112	$390	$390

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	March 31, 2007	March 31, 2006	Dollar Change	Percent Change

Revenues:
Rental income	$8,034,588	$7,967,592	$66,996	0.8%
Laundry and sundry income	107,845	124,031	(16,186)	(13)%
	8,142,433	8,091,623	50,810	0.6%

Expenses:
Administrative	396,261	351,652	44,609	12.7%
Depreciation and amortization	1,711,456	1,649,043	62,413	3.8%
Interest	1,904,266	1,916,124	(11,858)	(0.6)%
Management fees	324,052	321,660	2,392	0.7%
Operating	1,418,294	1,291,634	126,660	9.8%
Renting	71,507	55,866	15,641	28.0%
Repairs and maintenance	1,080,745	1,030,728	50,017	4.9%
Taxes and insurance	915,308	871,329	43,979	5.0%
	7,821,889	7,488,036	333,853	4.5%

Income Before Other Income and Discontinued Operations	320,544	603,587	(283,043)	(46.9)%

Other Income (Loss)
Interest income	100,126	93,478	6,648	7.1%
Casualty (loss)	(60,000)	—	(60,000)	—
(Loss) from investment in joint ventures	(420,225)	(245,180)	(175,045)	71.4%
	(380,099)	(151,702)	(228,397)	150.6%
(Loss) Income from Continuing Operations	(59,555)	451,885	(511,440)	(113.2)%

Discontinued Operations:
Income (loss) from discontinued operations	—	(10,125)	10,125	(100)%
	—	—	—	—
	—	(10,125)	10,125	(100)%
Net (Loss) Income	$(59,555)	$441,760	$(501,315)	(113.5)%

Rental income for the three months ended March 31, 2007 was approximately $8,035,000 compared to approximately $7,968,000 for the three months ended March 31, 2006, an increase of approximately $67,000 (0.8%).  The properties with the most significant increases include 62 Boylston Street with an increase of approximately $36,000; Westgate Apartments with an increase of approximately $13,000; and 1144 Commonwealth Avenue with an increase of approximately $21,000.  The majority of the Partnership’s other properties experienced minimal rental income increases.

Total expenses for the three months ended March 31, 2007 were approximately $7,822,000 compared to approximately $7,488,000 for the three months ended March 31, 2006, an increase of approximately $334,000 (4.5%). The most significant increases were in operating expenses of approximately $127,000 (9.8%) due to increased utility costs; an increase in taxes and insurance of approximately $44,000 due to increases in real estate taxes and insurance premiums; an increase in depreciation and amortization of approximately $62,000 due to ongoing capital improvements to Partnership properties; an increase in repairs and maintenance expenses of approximately $50,000 due to repairs to Partnership properties in an ongoing effort to maintain occupancy levels;

and an increase in administrative expenses of approximately $45,000 due to an increase in salaries and wages as well as professional fees due to the increased SEC compliance costs.  Interest expense decreased approximately $12,000 due to a lower level of debt.

At March 31, 2007, the Partnership has a 50% ownership interest in joint ventures. The net loss on these investments is $420,225 for the three months ended March 31, 2007 compared to a loss of $245,180 for the three months ended March 31, 2006 an increase of $175,045 (71.4%).  This increase in loss on the investment properties is due to slower than projected sales of the units, vacancies at the properties while preparing them for resale, an increase in depreciation and amortization expense due to capital improvements, and professional fees associated with converting the properties into condominium units.  See Note 14 to the Consolidated Financial Statements for financial information of these investment properties.  The summaries are as follows:

Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001.  The Partnership’s share of loss on this investment is $14,827 and $23,073 for the three months ended March 31, 2007 and 2006, respectively.  There was one vacant unit at April 30, 2007.

Hamilton Place, Watertown, Massachusetts

The Partnership invested in 283 units in six buildings in August 2004.  The Partnership plans to sell 137 of the units as condominiums located in three buildings.  At April 30, 2007, 101 units have been sold and five additional units have reservation agreements.  The Partnership’s share of loss for the three months ended March 31, 2007 was $208,916 which includes a gain of $62,626 on the sale of condominium units.  The Partnership’s share of loss for the three months ended March 31, 2006 was $165,973 which includes a gain on the sale of units of $72,481.  There were eight units vacant at April 30, 2007.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004.  The Partnership’s share of loss on this investment was $85,914 and $80,605 for the three months ended March 31, 2007 and 2006, respectively.  The loss for the period includes the expensing of approximately $40,000 of previously deferred condominium conversion costs as the conversion will not occur in the foreseeable future.  There is one vacant unit at April 30, 2007.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005.  The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot.  The Partnership’s share of loss on this investment is $31,134 and $51,653 for the three months ended March 31, 2007 and 2006 respectively.  There is one vacant unit at April 30, 2007.

1025 Hamilton, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005.  The Partnership plans to sell 127 units as condominiums.  As of April 30, 2007,112 units have been sold, and five units have been reserved.  The Partnership’s share of income on this investment for the three months ended March 31, 2007 is $36,835 which includes a gain on unit sales of $70,662.  The Partnership’s share of income on this investment for the three month ended March 31, 2006 was $35,678 which includes a gain on unit sales of $ 213,567.  There are two vacant units at April 30, 2007.

Hamilton Bay, Quincy, Massachusetts

The Partnership invested $2,500,000 in a 168 unit apartment complex in Quincy, Massachusetts in October 2005.  The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment.  The proceeds from the condominium sales will be used primarily to reduce the above-mentioned mortgage.  Gains from the sales of units will be taxed at ordinary income rates.  As of April 30, 2007, 55 units have been sold and an additional nine units have a signed purchase and sales agreement.  There are seven vacant units at April 30, 2007.  The Partnership’s share of loss for the three months ended March 31, 2007 was $116,268 which includes a gain of $81,598 on the sale of condominium units.  The Partnership’s share of income for the three months ended March 31, 2006 was $40,446 which includes a gain of $390,506 on the sale of condominium units.

Interest income was approximately $100,000 for the three months ended March 31, 2007 compared to approximately $93,000 for the three months ended March 31, 2006, an increase of approximately $7,000 (7.1%).  This increase reflects an increase in interest rates.

As a result of the changes discussed above, net loss for the three months ended March 31, 2007 was $59,555 compared to income of $441,760 for the three months ended March 31, 2006, a decrease of $501,315 (113.5%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2007 and 2006 was the collection of rents.

The majority of cash and cash equivalents of $10,225,132 at March 31, 2007 and $9,773,250 at December 31, 2006 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $451,882 for the three months ended March 31, 2007 is summarized as follows:

	Three Months Ended March 31,
	2007	2006
Cash provided by operating activities	$2,298,414	$2,078,789
Cash (used in) investing activities	(366,789)	(718,946)
Cash (used in) financing activities	(268,939)	(195,870)
Distributions paid	(1,210,804)	(1,210,804)
Net increase (decrease) in cash and cash equivalents	$451,882	$(46,831)

The cash provided by operating activities is primarily due to the depreciation expense as well as a non cash loss on the investment in joint ventures. The decrease in cash used in investing activities is due to a distribution from the joint ventures during the three months ended March 31, 2007 and continued capital improvements to Partnership properties.  The increase in cash used in financing activities is due to the principal payments on the mortgage notes payable.

During the three months ended March 31, 2007 the Partnership received a distribution of $200,000 from the joint venture compared to an investment of $300,000 in the joint venture during the three months ended March 31, 2006.   See Note 14 of the Consolidated Financial Statements for additional information on the joint ventures and the related financial information.

The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, 2007 for a total distribution of $1,210,804.   Management anticipates that similar distributions will continue to be made during 2007.

During the three months ended March 31, 2007, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $567,000.  The most significant improvements were made at the following properties: approximately $86,000 at Executive Apartments in Framingham, Massachusetts; approximately $65,000 at Westgate Apartments in Woburn, Massachusetts; approximately $59,000 at 62 Boylston Street in Boston, Massachusetts; approximately $56,000 at Hamilton Oaks in Brockton, Massachusetts; and approximately $45,000 at Westside Colonial in Brockton, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the financing of applicable properties.

In addition to the improvements made to date in 2007, the Partnership and its Subsidiary Partnerships plan to invest approximately $1,421,000 in capital improvements during the balance of 2007, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, Redwood Hills, School Street and Westgate Woburn.  These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership’s cash.

As of March 31, 2007, the Partnership had a 50% ownership in eight joint ventures, all of which have mortgage indebtedness.  We do not have control of these partnerships and therefore we account for them using the equity method of consolidation.  At March 31, 2007, our proportionate share of the non-recourse debt related to these investments was equal to approximately $30,830,000.  See Note 14 to the Consolidated Financial Statements for details of the investment in joint ventures including results of operations, equity and units sales.

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

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”).  While forward looking statements reflect management’s good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2007 and beyond.

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

Item 3 –QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, the Partnership and its subsidiary Partnerships collectively have approximately $114,400,000 in long-term debt, all of which have fixed interest rates.  Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Item 4—CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have as of the end of the period covered by this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are effective.  There have been no changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls since the date of evaluation.  We do not believe any significant deficiencies or material weaknesses exist in our internal controls.  Accordingly, no corrective actions have been taken. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness and to ensure our systems evolve with our business.

PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings

There is no material pending legal proceedings.

Item 1A.               Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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

Date: May 10, 2007

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