Form 10-Q
period 2007-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2007-08-09
CIK 746514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Documents Incorporated By Reference

None

As of June 30, 2007, 1,324,616 depository receipts and 5,916 units of the registrant are outstanding.

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

The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$96,204,491	$98,283,838
Cash and Cash Equivalents	10,049,724	9,773,250
Rents Receivable	613,287	580,638
Insurance Recovery Receivable	300,000	—
Real Estate Tax Escrows	854,703	826,301
Prepaid Expenses and Other Assets	2,380,046	2,341,653
Investment in Joint Ventures	17,329,256	18,193,178
Financing and Leasing Fees	433,666	484,452
Total Assets	$128,165,173	$130,483,310

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	$114,122,768	$114,659,052
Accounts Payable and Accrued Expenses	1,311,804	1,289,643
Advance Rental Payments and Security Deposits	2,982,237	2,892,612
Total Liabilities	118,416,809	118,841,307

Commitments and Contingent Liabilities (Note 9)

Partners’ Capital

173,252 units outstanding in 2007 and 2006	9,748,364	11,642,003
Total Liabilities and Partners’ Capital	$128,165,173	$130,483,310

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2007	2006	2007	2006
Revenues
Rental income	$7,928,785	$7,847,066	$15,963,374	$15,814,658
Laundry and sundry income	98,378	107,470	206,223	231,501
	8,027,163	7,954,536	16,169,597	16,046,159
Expenses
Administrative	387,785	323,642	784,045	675,294
Depreciation and amortization	1,756,433	1,708,891	3,467,889	3,357,934
Interest	1,920,547	1,930,677	3,824,813	3,846,801
Management fees	323,342	325,368	647,394	647,028
Operating	809,902	864,906	2,228,196	2,156,540
Renting	103,003	138,240	174,510	194,106
Repairs and maintenance	1,286,033	1,432,409	2,366,778	2,463,137
Taxes and insurance	860,725	883,001	1,776,034	1,754,330
	7,447,770	7,607,134	15,269,659	15,095,170
Income Before Other Income and Discontinued Operations	579,393	347,402	899,938	950,989

Other Income (Loss)
Interest income	96,827	109,299	196,953	202,777
Casualty (loss)	—	—	(60,000)	—
Income (loss) from investment in joint ventures	11,303	127,109	(408,922)	(118,071)
	108,130	236,408	(271,969)	84,706
Income From Continuing Operations	687,523	583,810	627,969	1,035,695

Discontinued Operations
(Loss) from discontinued operations	(100,000)	—	(100,000)	(10,125)
	(100,000)	—	(100,000)	(10,125)
Net Income	$587,523	$583,810	$527,969	$1,025,570

Income per Unit
Income before discontinued operations	$3.96	$3.37	$3.62	$5.98
(Loss) from discontinued operations	(0.57)	—	(0.57)	(.06)
Net Income per Unit	$3.39	$3.37	$3.05	$5.92
Weighted Average Number of Units Outstanding	173,252	173,252	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$12,062,684	$2,868,340	$150,995	$15,082,019
Distribution to Partners	—	—	—	—	—	—	(1,937,286)	(460,106)	(24,216)	(2,421,608)
Net Income	—	—	—	—	—	—	820,456	194,858	10,256	1,025,570
Balance, June 30, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$10,945,854	$2,603,092	$137,035	$13,685,981

Balance, January 1, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(1,937,286)	(460,106)	(24,216)	(2,421,608)
Net Income	—	—	—	—	—	—	422,375	100,314	5,280	527,969
Balance, June 30, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$7,795,761	$1,854,945	$97,658	$9,748,364

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (Unaudited)
	2007	2006
Cash Flows from Operating Activities
Net income	$527,969	$1,025,570
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,467,889	3,357,934
Loss from investment in joint ventures	408,922	118,071
Changes in operating assets and liabilities
(Increase) in rents receivable	(32,649)	(122,075)
(Increase) in insurance recovery receivable	(300,000)	—
(Increase) in financing and leasing fees	(11,430)	—
Increase in accounts payable and accrued expense	22,161	(125,863)
(Increase) in real estate tax escrow	(28,403)	(50,690)
(Increase) Decrease in prepaid expenses and other assets	(38,393)	(187,557)
Increase in advance rental payments and security deposits	89,626	95,166
Total Adjustments	3,577,723	3,084,986
Net cash provided by operating activities	4,105,692	4,110,556
Cash Flows Used in Investing Activities
(Investment in) joint ventures	(45,000)	(450,000)
Proceeds from joint ventures	500,000	—
Purchase and improvement of rental properties	(1,326,324)	(1,137,260)
Net cash (used in) investing activities	(871,324)	(1,587,260)
Cash Flows Used in Financing Activities
Principal payments of mortgage notes payable	(536,286)	(426,647)
Distributions to partners	(2,421,608)	(2,421,608)
Net cash (used in) financing activities	(2,957,894)	(2,848,255)
Net Increase (Decrease in) Cash and Cash Equivalents	276,474	(324,959)
Cash and Cash Equivalents, at beginning of period	9,773,250	12,049,392
Cash and Cash Equivalents, at end of period	$10,049,724	$11,724,433

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Concentration of Credit Risks and Financial Instruments:   The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2007 or 2006. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At June 30, 2007, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 2.20% to 5.25%.  At June 30, 2007 and December 31, 2006, approximately $10,000,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:   Advertising is expensed as incurred. Advertising expense was $62,823 and $43,942 for the six months ended June 30, 2007, and 2006 respectively.

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

Interest Capitalized:   The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year.  During the six months ended June 30, 2007 and the year ended December 31, 2006, there was no capitalized interest.

Reclassifications:   Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of June 30, 2007, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2007, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

Additionally, as of June 30, 2007, the Partnership owned a 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) with a total of 462 units and 10,215 square feet of commercial space, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

See Note 3 for a description of the sale of Middlesex Apartments to the majority shareholder of the General Partner in 2005.

Rental properties consist of the following:

	June 30, 2007	December 31, 2006	Useful Life
Land, improvements and parking lots	$23,222,879	$23,217,629	10-31 years
Buildings and improvements	106,057,222	105,759,848	15-31 years
Kitchen cabinets	4,278,536	3,994,136	5-10 years
Carpets	3,778,353	3,447,775	5-10 years
Air conditioning	879,048	838,324	7-10 years
Laundry equipment	200,231	192,938	5-7 years
Elevators	801,160	748,769	20 years
Swimming pools	147,082	147,082	10 years
Equipment	1,841,076	1,629,583	5-7 years
Motor vehicles	113,150	113,150	5 years
Fences	250,352	250,352	5-10 years
Furniture and fixtures	4,427,147	4,331,597	5-7 years
Smoke alarms	132,017	130,744	5-7 years
	146,128,253	144,801,927
Less accumulated depreciation	49,923,762	46,518,089
	$96,204,491	$98,283,838

NOTE 3. RELATED PERSON TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by Harold Brown, the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $647,000 in 2007 and 2006.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the six months ended June 30, 2007 and 2006, approximately $419,000 and $205,000, respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2007 expenses referred to above, approximately $134,000 consisted of repairs and maintenance and $128,000 of administrative expense. Approximately $157,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

Additionally in 2007, the Hamilton Company received approximately $270,000 from the Investment Properties of which approximately $135,000 was the management fee, $700 was for construction supervision and architectural fees, $121,000 was for maintenance services and $7,800 was for administrative services.  The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $36,000 during the six months ended June 30, 2007.  As more fully described in Note 14, an entity partially owned by Harold Brown, the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $112,000 of commissions in 2007.

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $1,074,000 and $1,333,000 for the six months ended June 30, 2007 and 2006, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2007 and 2006.

In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $25,000 during the six months ended June 30, 2007 and 2006.

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

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by Harold Brown, the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership’s Advisory Committee and the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The majority shareholder of the general partner has guaranteed the $1,600,000 mortgage for these five units. The original mortgage of $1,600,000 has been extended to August 2009.  The mortgage rate of 5.25% is fixed for three years and the cost associated with this extension is approximately $8,000.

The above 42-unit condominium building is managed by an entity wholly owned by Ronald Brown, the 25% shareholder and President of the General Partner. That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves of approximately $4,800,000 after paying off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000. There is one remaining unit unsold at June 30, 2007.

NOTE 4. OTHER ASSETS

Included in prepaid expenses and other assets at June 30, 2007 and December 31, 2006 is approximately $319,000 and $250,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of $433,666 and $484,452 are net of accumulated amortization of $564,614 and $517,728 at June 30, 2007 and December 31, 2006, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2007 and December 31, 2006, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2007, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At June 30, 2007, the weighted average interest rate on the above mortgages was 6.63%. The effective rate of 6.71% includes the amortization expense of deferred financing costs.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2007 are as follows:

2008- current maturities	$1,131,000
2009	5,707,000
2010	13,070,000
2011	33,431,000
2012	1,199,000
Thereafter	59,585,000
$114,123,000

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2007, amounts received for prepaid rents of approximately $1,619,000 are included in cash and cash equivalents, and security deposits of approximately $1,234,000 are included in other assets.

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

In 2007, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, and June 30, 2007.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2007	2006
Income (Loss) per Depositary Receipt before Discontinued Operations	$0.39	$0.60
Income (loss) from Discontinued Operations	(.06)	(0.01)
Net Income per Depositary Receipt after Discontinued Operations	$0.33	$0.59
Distributions per Depositary Receipt	$1.40	$1.40

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2007 are as follows:

Class A	5,681
Class B	1,228
General Partnership	64
6,973

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

On January 18, 2007, a pipe burst at 62 Boylston Street resulting in approximately 40 apartments being evacuated which will remain unoccupied for an extended period. The Partnership has insurance coverage for both repairs and rental loss until such time as the apartments are available for rent.  The potential uninsured rental loss and other miscellaneous uninsured expenses cannot be accurately estimated and may significantly reduce the future income of the property.  An estimated recovery of $300,000 has been recorded at June 30, 2007 including approximately $160,000 in rental income.  The remaining loss, net of recovery,  of approximately $50,000 at June 30, 2007 is inclusive of the estimated deductible and other non reimbursable expenses.

On July 17, 2007, there was a fire in one unit at a Partnership property located at 1148 Commonwealth  Avenue.  There was smoke and water damage at an additional 10 units.  The Partnership has insurance coverage for both repairs and rental loss until such time as the apartments are available for rent. The Partnership’s estimate of loss is the insurance deductible of $10,000.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2007, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2007 as follows:

Commercial Property Leases
2008	$1,880,000
2009	1,788,000
2010	1,464,000
2011	1,272,000
2012	1,120,000
Thereafter	2,774,000
$10,298,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $235,000 and $389,000 for the six months ended June 30, 2007 and for the year ended December 31, 2006.

Rents receivable are net of allowances for doubtful accounts of approximately $684,000 and $494,000 at June 30, 2007 and December 31, 2006, respectively. Included in rents receivable is approximately $379,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2007 and 2006, cash paid for interest was $3,824,813 and $3,846,801.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At June 30, 2007	$114,122,768	$114,777,418
At December 31, 2006	$114,659,052	$117,251,025

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2007 and December 31, 2006

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partner’s tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $400,000 greater than statement income for the six months ended June 30, 2007 and approximately $700,000 greater than statement income for the year ended December 31, 2006. The cumulative tax basis of the Partnership’s real estate at December 31, 2006 is approximately $1,100,000 greater than the statement basis. The Partnership’s tax basis in its joint venture investments at December 31, 2006 is approximately $400,000 less than statement basis.

NOTE 14. INVESTMENT IN PARTNERSHIPS

Since November 2001, the Partnership has invested in eight limited partnerships, each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by the others. A description of each investment is as follows:

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit).  As of July 23, 2007, 66 units have been sold and an additional twelve units have a signed purchase and sales agreement. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years and amortized over 30 years thereafter.  The loan will be amortized over 30 years and matures in March 2017. The balance on the original loan on the remaining units held for sale is approximately $6,500,000 at June 30, 2007.  This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate (7.125%) of 2% over the 30 day Libor Index (5.35% at December 31, 2006) was obtained to finance this acquisition. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. In June 2007 the Partnership refinanced the property and obtained an additional mortgage.  The original mortgage with a remaining balance of $ 3,000,000 is due in 2009 and the new 5.88% mortgage of $7,762,000 matures in 2017.  This investment is referred to as Essex Street.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000.  The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment.  The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership.  The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  The closing costs associated with the new mortgage were approximately $50,000, which will be amortized over the 10-year term.  As of July 23, 2007, 119 units have been sold, and three units have a signed purchase and sales agreement. Gains from the sales of units (approximately $54,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. In January 2007, the Partnership obtained a new 10-year mortgage in the amount of $5,500,000.  The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan.  This new loan required a cash contribution by the Partnership of $1,250,000 in 2006.  The closing costs associated with the new mortgage were approximately $37,000, which will be amortized over the 10-year term.  The unamortized deferred financing costs of approximately $30,000 were written off in the first quarter of 2007.  This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005.  As of July 23, 2007, 111 units have been sold and an additional five units were under contract. Gains from these sales will be taxed as ordinary income (approximately $62,000 per unit).  The majority of the sales proceeds were applied to reduce the mortgage, final payment was made during the second quarter of 2007.  The majority of future sales will be available for distribution to the investors.. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. This investment is referred to as Hamilton on Main, LLC.

In 2005, Hamilton on Main Apts., LLC obtained a new 10 year mortgage on the three buildings to be retained.  The new mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014.  This investment is referred to as 345 Franklin, LLC.

As required by the lender for the 2004 and 2005 acquisitions, the Treasurer of the General Partner has provided a limited guaranty for the mortgages on Essex 81 and Hamilton Bay Sales.. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments

Summary financial information for the six months ended June 30, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total

ASSETS

Rental Properties	13,724,843	9,376,708	7,937,563	8,546,487	9,276,323	8,973,312	26,015,416	5,665,935	89,516,587
Cash & Cash Equivalents	49,199	49,161	88,325	2,615	97,975	1,033	104,413	240,763	633,488
Rent Receivable	118,175	8,813	4,214	(2,821)	1,609	2,846	14,283	11,073	158,193
Real Estate Tax Escrow	38,103	35,404	19,741	—	29,692	18,764	401,460	—	543,164
Due From Investment Properties	—	—	600,000	4,113,398	—	—	—	219,214	4,932,612
Prepaid Expenses & Other Assets	100,778	112,033	234,302	135,181	34,693	111,493	374,327	509,423	1,612,228
Financing & Leasing Fees	179,356	53,077	47,290	23,120	61,024	41,231	56,294	9,408	470,799

Total Assets	14,210,453	9,635,196	8,931,435	12,817,979	9,501,316	9,148,683	26,966,193	6,655,816	97,867,071

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	10,762,000	7,650,691	5,000,000	6,513,496	4,750,000	5,500,000	16,825,000	—	57,001,188
Due to Investment Properties	—	—	—	—	4,713,398	150,000	69,214	—	4,932,612
Accounts Payable & Accrued Exp	93,087	43,690	47,540	175,698	3,000	25,144	139,910	39,478	567,547
Advance Rental Payments & Security Deposits	138,849	161,867	58,019	70,145	84,113	38,220	143,632	12,371	707,215
Total Liabilities	10,993,936	7,856,248	5,105,559	6,759,340	9,550,510	5,713,364	17,177,756	51,849	63,208,562

Partners’ Capital	3,216,517	1,778,948	3,825,876	6,058,639	(49,194)	3,435,319	9,788,437	6,603,967	34,658509
Total Liabilities and Capital	14,210,453	9,635,196	8,931,435	12,817,979	9,501,316	9,148,683	26,966,193	6,655,816	97,867,071

Partners’ Capital - NERA 50%	1,608,259	889,474	1,912,938	3,029,320	(24,597)	1,717,659	4,894,218	3,301,984	17,329,255

Future annual mortgage maturities at June 30, 2007 are as follows:

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts.	Hamilton Minuteman	Hamilton on Main Apts
Period End	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	Total
June 30, 2008	—	123,957	—	6,513,496	—	—	78,717	6,716,170
June 30, 2009	3,000,000	132,786	—	—	—	—	244,454	3,377,240
June 30, 2010	—	142,244	—	—	—	—	257,422	399,665
June 30, 2011	—	152,375	—	—	—	—	271,077	423,452
June 30, 2012	—	163,228	35,232	—	20,668	33,648	285,457	538,232
Thereafter	7,762,000	6,969,102	4,964,768	—	4,729,332	5,466,352	15,687,873	45,546,428
	10,762,000	7,650,691	5,000,000	6,513,496	4,750,000	5,500,000	16,825,000	57,001,188

Summary financial information for the six months ended June 30, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total

Revenues
Rental Income	717,497	515,882	403,756	492,218	247,869	360,583	1,181,301	183,184	4,102,290
Laundry and Sundry Income	1,571	2,446	—	—	—	751	13,752	—	18,519
	719,067	518,328	403,756	492,218	247,869	361,334	1,195,052	183,184	4,120,808

Expenses
Administrative	7,562	10,999	13,903	22,082	5,796	3,686	26,965	6,013	97,006
Depreciation and Amortization	222,042	166,386	194,412	498,713	45,764	288,201	1,023,658	166,634	2,605,811
Interest	399,788	266,860	142,924	376,671	102,085	163,272	440,320	50,001	1,941,922
Management Fees	26,690	22,432	17,972	20,016	13,369	14,511	46,939	6,927	168,855
Operating	64,597	33,775	1,326	14,268	144	33,512	153,084	3,325	304,029
Renting	2,600	12,983	2,999	1,391	2,952	1,627	4,219	—	28,771
Repairs and Maintenance	42,615	24,362	143,126	194,478	76,905	33,812	147,210	126,120	788,627
Taxes and Insurance	86,091	44,668	86,259	112,697	50,413	36,314	139,630	52,434	608,507
	851,986	582,465	602,920	1,240,317	297,427	574,935	1,982,026	411,454	6,543,528
Income Before Other Income	(132,918)	(64,137)	(199,164)	(748,099)	(49,558)	(213,601)	(786,973)	(228,270)	(2,422,720)

Other Income (Loss)
Interest Income	1,081	522	5,049	109	363	5,470	441	2,359	15,395,
Gain on Sale of Real Estate	—	—	473,429	624,139	—	—	—	531,584	1,629,152
Other Income (Expenses)	—	—	(37,428)	—	—	(2,248)	—	—	(39,676)
	1,081	522	441,050	624,248	363	3,222	441	533,943	1,604,870

Net Income (Loss)	(131,837)	(63,615)	241,886	(123,850)	(49,195)	(210,379)	(786,532)	305,673	(817,850)

P&L- NERA 50%	(65,919)	(31,807)	120,943	(61,925)	(24,597)	(105,190)	(393,266)	152,836	(408,925)

Total units/ condominiums	49	40	176	120	48	42	146	137	758
Units to be retained	49	40	49	0	48	42	146	0	374
Units to be sold	—	—	127	120	—	—	—	137	384
Units sold through July 23, 2007	—	—	119	66	—	—	—	111	296
Balance of unsold units			8	54				26	88
Unsold units with deposits for future sale as of July 23, 2007	—	—	3	12	—	—	—	5	20

Summary information for the three months ended June 30, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total

Revenues
Rental Income	354,361	255,820	176,561	174,561	186,098	180,729	592,459	80,734	2,001,324
Laundry and Sundry Income	295	858	(7,973)	(4,193)	—	751	6,900	—	(3,363)
	354,656	256,678	168,588	170,368	186,098	181,480	599,359	80,734	1,997,961

Expenses
Administrative	3,767	3,387	7,317	7,669	3,632	(42,175)	12,682	3,588	(133)
Depreciation and Amortization	111,134	83,849	97,207	252,468	31,141	129,266	512,345	84,567	1,301,975
Interest	198,116	133,122	71,874	151,687	67,544	77,198	221,411	11,741	932,692
Management Fees	12,337	11,685	8,206	6,885	13,369	7,197	23,079	2,967	85,725
Operating	28,165	15,261	652	1,124	144	10,282	65,796	2,015	123,437
Renting	2,600	11,580	540	185	2,952	617	1,259	—	19,733
Repairs and Maintenance	25,187	15,227	69,999	87,510	53,747	17,116	73,586	54,998	397,368
Taxes and Insurance	43,439	16,813	42,303	41,072	37,155	18,281	57,443	22,645	279,151
	424,744	290,923	298,098	548,598	209,683	217,782	967,600	182,520	3,139,947
Income Before Other Income	(70,087)	(34,246)	(129,511)	(378,230)	(23,584)	(36,302)	(368,241)	(101,785)	(1,141,986)

Other Income (Loss)
Interest Income	518	283	3,049	—	359	—	333	334	4,876
Gain on Sale of Real Estate	—	—	332,106	460,944	—	—	—	406,332	1,199,381
Other Income (Expenses)	—	—	(37,428)	—	—	(2,248)	—	—	(39,676)
	518	283	297,727	460,944	359	(2,248)	333	406,666	1,164,582

Net Income (Loss)	(69,570)	(33,962)	168,217	82,714	(23,225)	(38,551)	(367,908)	304,880	22,595

P&L- NERA 50%	(34,785)	(16,981)	84,108	41,357	(11,613)	(19,275)	(183,954)	152,440	11,298

Summary financial information for the six months ended June 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets — net	9,755,050	27,264,561	11,401,079	9,294,299	14,080,371	10,323,716	25,897,805	108,016,880
Mortgages payable	7,766,406	16,825,000	5,561,149	7,941,811	10,750,000	6,143,719	20,519,625	75,507,710
Total Equity	1,952,448	13,696,054	3,324,080	1,496,964	3,416,402	4,520,024	4,933,550	33,339,522
NERA — 50% equity	976,224	6,848,027	1,662,040	748,482	1,708,201	2,260,012	2,466,775	16,669,761
Summary income statement:
Rental income	502,952	1,187,111	342,133	349,687	725,806	461,296	939,661	4,508,646
Operating expenses	133,860	536,632	321,291	107,184	245,308	509,113	861,809	2,715,197
Management fees	20,431	47,097	3,264	14,207	27,212	7,030	19,308	138,549
Interest expense	270,781	439,966	278,813	276,339	378,092	278,599	841,022	2,763,612
Depreciation & amortization	178,159	743,181	243,757	275,658	221,354	270,131	603,042	2,535,282
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	833,591	—	—	997,735	1,518,793	3,350,119
Net profit (loss)	(101,346)	(579,765)	328,599	(323,701)	(146,160)	394,158	192,073	(236,142)
NERA — 50%	(50,673)	(289,882)	164,299	(161,850)	(73,080)	197,079	96,036	(118,071)
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374
Units to be sold	0	0	137	0	0	127	120	384
Units sold through July 24, 2006	0	0	80	0	0	101	30	211
Balance of unsold units	0	0	57	0	0	26	90	173
Unsold units with deposits for future sale as of July 24, 2006	0	0	9	0	0	3	14	21

Summary financial information for the three months ended June 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay	Total
Summary income statement:
Rental income	249,554	580,789	161,159	174,928	384,576	222,760	450,387	2,224,153
Operating expenses	68,982	312,043	161,136	44,951	106,227	207,401	386,357	1,287,097
Management fees	10,290	22,995	1,347	7,179	13,291	4,049	6,858	66,009
Interest expense	135,166	221,186	132,889	142,262	196,408	129,025	413,066	1,370,002
Depreciation & amortization	89,249	376,322	121,878	143,028	111,505	130,085	329,507	1,310,574
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	688,629	—	—	570,602	737,782	1,997,013
Net profit (loss)	(55,200)	(351,757)	432,538	(162,492)	(42,855)	322,802	111,181	254,217
NERA — 50%	(27,600)	(175,878)	216,268	(81,245)	(21,427)	161,401	55,590	127,109

Interest rates, the majority of which are variable, range from 5.18% to 7.13% at June 30, 2007.

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

NOTE 16.    DISCONTINUED OPERATIONS and SALES of REAL ESTATE

The following tables summarize income from discontinued operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30
	2007	2006

Total Revenues	$0	$0
Operating and other expenses	100,000	10,125
Depreciation and amortization	0	0
	100,000	10,125
	0	0
Loss from discontinued operations	$(100,000)	$(10,125)

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

The Massachusetts economy continues to grow at a modest pace which is slower than the national economy. Vacancy rates in both Boston and the suburbs continue to decline which is a barometer of present and future growth. These factors, combined with existing low residential vacancy rates for the NERA portfolio and the modest revenue growth anticipated during the 3rd quarter rental season point to slowly improving growth for the portfolio. For the time being, revenue growth continues to be matched by increases in operating expenses. Management continues to place its emphasis on tenant retention amidst the competitive housing environment which continues to have new rental housing production and an attractive home sales market for buyers.

Management continues to monitor the capital markets regarding institutional availability of debt and equity sources. Presently the markets are in a form of retrenchment and seek quality debt and low leveraged assets such as NERA’s. Though the capitals markets are in a state of flux, we have no significant short-term needs and therefore are not subject to the wide swings currently experienced by borrowers. As these capital markets have also impacted the single family home and condominium markets, they have not impacted our condominium sellout on the local level. In fact, sales have picked up and can be considered brisk despite the increase in interest rates and decreased consumer confidence. Management is confident that the results of these sale activities will be to substantially sell out 2 of the 3 active condominium conversions and bring the 3rd development to over 80% sellout by the year end.

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

Hamilton accounted for approximately 6% of the repair and maintenance expense paid for by the Partnership in the six months ended June 30, 2007, and approximately 4% for the year ended December 31, 2006.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters.  However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 74 % of the legal services paid for by the Partnership during the six months ended June 30, 2007 and approximately 72% for the year ended December 31, 2006.

Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company received similar fees from the Investment Properties totaling approximately $264,000.

R. Brown Partners, which is owned by Ronald Brown, manages five condominium units located in Brookline, Massachusetts.  That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the six months ended June 30, 2007, Hamilton provided the Partnership approximately $21,000 in construction and architectural services, compared to $36,000 for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $579,000 during the three months ended June 30, 2007 compared to approximately $347,000 for the three months ended June 30, 2006, an increase of $232,000 (67%).

The rental activity is summarized as follows:

	Occupancy Date
	July 23, 2007	April 30, 2007	July 24, 2006

Residential
Units	2,377	2,377	2,402
Vacancies	50	40	42
Vacancy rate	2.1%	1.7%	1.7%
Commercial
Total square feet	84,998	84,998	84,998
Vacancy	0	0	6,075
Vacancy rate	0%	0%	7.1%

	Rental Income (in thousands) Three Months Ended June 30,
	2007		2006
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,929	$7,929	$7,847	$7,847
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$124	$124	$111	$111

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	June 30, 2007	June 30, 2006	Dollar Change	Percent Change

Revenues:
Rental income	$7,928,785	$7,847,066	$81,719	1.0%
Laundry and sundry income	98,378	107,470	(9,092)	(8.4)%
	8,027,163	7,954,536	72,627	1.0%

Expenses:
Administrative	387,785	323,642	64,143	19.8%
Depreciation and amortization	1,756,433	1,708,891	47,542	2.7%
Interest	1,920,547	1,930,677	(10,130)	(0.5)%
Management fees	323,342	325,368	(2,026)	(0.6)%
Operating	809,902	864,906	(55,004)	(6.4)%
Renting	103,003	138,240	(35,237)	(25.5)%
Repairs and maintenance	1,286,033	1,432,409	(146,376)	(10.2)%
Taxes and insurance	860,725	883,001	(22,276)	(2.5)%
	7,447,770	7,607,134	(159,364)	(2.1)%

Income Before Other Income and Discontinued Operations	579,393	347,402	231,991	66.8%

Other Income
Interest income	96,827	109,299	(12,472)	(12.9)%
Income from investment in joint ventures	11,303	127,109	(115,806)	(91.1)%
	108,130	236,408	(128,278)	(54.3)%
Income from continuing operations	687,523	583,810	103,713	17.8%

Discontinued Operations:
(Loss) from discontinued operations	(100,000)	—	(100,000)
	(100,000)	—	(100,000)
Net Income	$587,523	$583,810	$3,713	1.0%

Rental income for the three months ended June 30, 2007 was approximately $7,929,000 compared to approximately $7,847,000 for the three months ended June 30, 2006, an increase of approximately $82,000 (1%).  The properties with the most significant increases include 1144 Commonwealth Avenue with an increase of approximately $30,000; Coach Apartments with an increase of approximately $13,000; and Dean Street with an increase of approximately $8,000.  The majority of the Partnership’s other properties experienced minimal rental income increases.

Total expenses for the three months ended June 30, 2007 were approximately $7,447,000 compared to approximately $7,607,000 for the three months ended June 30, 2006, a decrease of approximately $159,000 (2.1%). The most significant decreases were in repairs and maintenance expenses of approximately $147,000 (10.2%) due to significant repairs in 2006 in an effort to improve occupancy levels; a decrease in operating expenses of approximately $55,000 (6.4%) due to a decrease in utility costs; a decrease renting expenses of approximately $35,000 (25.5%)due to a decrease in rental commissions; and a decrease in taxes and insurance of approximately $22,000 (2.5%) due to a decrease in insurance premiums.  These decreases are offset by an increase in administrative expenses of approximately $64,000 (19.8%) due to an increase in professional fees due to SEC compliance costs; and an increase in depreciation and amortization expenses of approximately $48,000 (2.7%) due to ongoing capital improvements at Partnership properties.

At June 30, 2007, the Partnership has a 50% ownership interest in joint ventures. The net income on these investments is $11,303 for the three months ended June 30, 2007 compared to income of $127,109 for the three months ended June 30, 2006 a decrease of $115,806 (91.1%).  This decrease in income on the investment properties is due to slower than projected sales of the units, vacancies at the properties while preparing them for resale, an increase in depreciation and amortization expense due to capital improvements, and professional fees associated with converting the properties into condominium units.  See Note 14 to the Consolidated Financial Statements for financial information of these investment properties.  The summaries are as follows:

345 Franklin Street, Cambridge, Massachusetts

The Partnership invested in a 40-unit property in 2001. The Partnership’s share of loss on this investment is $16,981and $27,600 for the three months ended June 30, 2007 and 2006, respectively.  The Partnership’s share of loss on this investment is $31,807 and $50,673 for the six months ended June 30, 2007 and 2006, respectively.  There was one vacant unit at July 23, 2007.

Hamilton on Main, Watertown, Massachusetts

The Partnership invested in 146 units in three buildings in August 2004.  The Partnership plans to retain all of these units as a rental property.  The Partnerships share of loss is approximately $184,000 and $176,000 for the three months ended June 30, 2007 and 2006 respectively.  The Partnership’s share of loss is approximately $393,000 and $290,000 for the six months ended June 30, 2007 and 2006 respectively.  The increase in loss for both the three and six months ended June 30, 2007 is due to an increase in depreciation expense.  There were no vacant units at July 23, 2007.

Hamilton Place Sales, Watertown, Massachusetts

The Partnership invested in 137 units in three buildings in August 2004.  The Partnership plans to sell all of the units as condominiums.  The Partnership’s share of income is approximately $152,000 and $216,000 for the three months ended June 30, 2007and 2006 respectively.  The income includes a gain on the sale of units of approximately $203,000 and $344,000 for the three months ended June 30, 2007 and 2006 respectively.  The Partnership’s share of income is approximately $153,000 and $164,000 for the six months ended June 30, 2007 and 2006 respectively.  The Partnership’s share of income includes a gain on unit sales of approximately $266,000 and $417,000 for the six months ended June 30, 2007 and 2006 respectively.  At July 23, 2007, 111 units have been sold and five additional units have reservation agreements.  There were 13 units vacant at July 23, 2007.

Hamilton Minuteman, Lexington, Massachusetts

The Partnership invested in a 42-unit residential complex in September 2004. . The Partnership’s share of loss on this investment is approximately $19,000 and $81,000 for the three months ended June 30, 2007 and 2006, respectively. The Partnership’s share of loss is approximately $105,000 and $162,000 for the six months ended June 30, 2007 and 2006 respectively.  There were no vacant units at July 23, 2007.

Essex 81, Boston, Massachusetts

The Partnership invested in this property in March 2005.  The property consists of 49 residential units, one commercial space, and a 50 car surface parking lot. The Partnership’s share of loss on this investment is approximately $35,000 and $21,000 for the three months ended June 30, 2007 and 2006, respectively. The Partnership’s share of loss on this investment is approximately $66,000 and $73,000 for the six months ended June 30, 2007 and 2006 respectively.  There were two vacant units at July 23, 2007.

Hamilton 1025, Quincy, Massachusetts

The Partnership invested in a 176-unit property in March 2005.  The Partnership plans to sell 127 units as condominiums. The Partnership’s share of income is approximately $84,000 and $161,000 for the three months ended June 30, 2007 and 2006 respectively.  Included in the income for the three months ended June 30, 2007 and 2006 is a gain of approximately $161,000 and $285,000 on the sale of units.  The Partnership’s share of income is approximately $121,000 and $197,000 for the six months ended June 30, 2007and 2006 respectively.  Included in the income for the six months ended June 30, 2007 and 2006 is a gain of approximately $237,000 and $499,000 on the sale of units.  As of July 23, 2007, 119 units have been sold and three units have been reserved.  There were two vacant units at July 23, 2007.

Hamilton Bay, Quincy, Massachusetts

The Partnership invested in a 168 unit apartment complex in October 2005.  The Partnership plans to sell 120 units as condominiums and retain 48 units for long-term investment.  The Partnership’s share of income is approximately $30,000 and $56,000 for the three months ended June 30, 2007 and 2006 respectively.  Included in the income for the three months ended June 30, 2007 and 2006 is the gain on the sale of units of approximately $230,000 and $369,000 respectively.  The Partnership incurred a loss of approximately $87,000 for the six months ended June 30, 2007 compared to income of approximately $96,000 for the six months ended June 30, 2006.  Included in the income and loss for the six months ended June 30, 2007 and 2006 is a gain on unit sales of approximately $312,000 and $759,000 respectively.   As of July 23, 2007, 66 units have been sold and an additional twelve units have a signed purchase and sales agreement.  There are sixteen vacant units at July 23, 2007.

Interest income was approximately $97,000 for the three months ended June 30, 2007 compared to approximately $109,000 for the three months ended June 30, 2006, a decrease of approximately $12,000 (11%).  This decrease reflects a decrease in cash available for investment.

The Partnership has recorded a loss from of $100,000 in connection with the sale of Middlesex Apartments in Brookline, Massachusetts.  The Partnership has revised their estimates  in connection with the sale of a unit and this has resulted in a charge to income during the three months ended June 30, 2007.

As a result of the changes discussed above, net income for the three months ended June 30, 2007 was $587,523 compared to income of $583,810 for the three months ended June 30, 2006, an increase of $3,713 (1%).

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

The Partnership and its Subsidiary Partnerships earned income before other income of $899,938 for the six months ended June 30, 2007 compared to $950,989 for the six months ended June 30, 2006, a decrease of $51,051(5.4%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2007 and 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	June 30, 2007	June 30, 2006	Dollar Change	Percent Change

Revenues:
Rental income	$15,963,374	$15,814,658	$148,716	0.9%
Laundry and sundry income	206,223	231,501	(25,278)	(10.9)%
	16,169,597	16,046,159	123,438	0.8%

Expenses:
Administrative	784,045	675,294	108,751	16.1%
Depreciation and amortization	3,467,889	3,357,934	109,955	3.3%
Interest	3,824,813	3,846,801	(21,988)	(0.6)%
Management fees	647,394	647,028	366	0.0%
Operating	2,228,196	2,156,540	71,656	3.3%
Renting	174,510	194,106	(19,596)	(10.1)%
Repairs and maintenance	2,366,778	2,463,137	(96,359)	(3.9)%
Taxes and insurance	1,776,034	1,754,330	21,704	1.2%
	15,269,659	15,095,170	174,489	1.2%

Income before other income	899,938	950,989	(51,051)	(5.4)%

Other Income (Loss)
Interest income	196,953	202,777	(5,824)	(2.9)%
Casualty (Loss)	(60,000)	—	(60,000)	—%
(Loss) from investment in partnerships	(408,922)	(118,071)	(290,851)	246.3%
	(271,969)	84,706	(356,675)	(421.1)%
Income from continuing operations	627,969	1,035,695	(407,726)	(39.0)%

Discontinued Operations:
Income (loss) from discontinued operations	(100,000)	(10,125)	(89,875)	887.7%
	(100,000)	(10,125)	(89,875)	887.7%
Net Income	$527,969	$1,025,570	(497,601)	(48.5)%

Rental income from continuing operations for the six months ended June 30, 2007 was approximately $15,963,000 compared to approximately $15,815,000 for the six months ended June 30, 2006, an increase of approximately $149,000 (1)%.  The properties with the most significant rental income increases include 1144 Commonwealth Avenue, with an increase of approximately $51,000; 62 Boylston Street, with an increase of approximately $39,000 and Worcester Road with an increase of approximately $19,000.  There were insignificant increases and/or decreases at other properties.

Total expenses from continuing operations for the six months ended June 30, 2007 were approximately $15,270,000 compared to approximately $15,095,000 for the six months ended June 30, 2006, an increase of approximately $175,000 (1.2)%.  The most significant increases were in depreciation and amortization of approximately $110,000, administrative expenses of approximately $109,000, operating expenses of approximately $72,000, and taxes and insurance of approximately $22,000.  These increases are offset by decreases in repairs and maintenance expenses of approximately $96,000, interest expense of approximately $22,000 and renting expenses of approximately $20,000.  An explanation of these changes is included in the discussion for the three month ended June 30, 2007.

Interest income was approximately $197,000 for the six months ended June 30, 2007, compared to approximately $203,000 for the six months ended June 30, 2006, a decrease of approximately $6,000.  This decrease is due primarily to a decrease in cash available for investment.

As discussed previously, the Partnership has a 50% ownership interest in investment properties.  The net loss from these investments is approximately $409,000 for the six months ended June 30, 2007 compared to a loss of approximately $118,000 for the six months ended June 30, 2006 an increase of approximately $291,000.  The Partnership’s share of loss includes a gain on the sale of units of approximately $815,000 and $1,675,000 for the six months ended June 30, 2007 and 2006, respectively.  (See Note 14 to the financial statements for additional information.)

As a result of the changes discussed above, net income for the six months ended June 30, 2007 was $527,969 compared to $1,025,570 for the six months ended June 30, 2006, a decrease of $497,601.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2007 and 2006 was the collection of rents.

The majority of cash and cash equivalents of $10,049,724 at June 30, 2007 and $9,773,250 at December 31, 2006 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $276,474 for the six months ended June 30, 2007 is summarized as follows:

	Six Months Ended June 30,
	2007	2006
Cash provided by operating activities	$4,105,692	$4,110,556
Cash (used in) investing activities	(871,324)	(1,587,260)
Cash (used in) financing activities	(536,286)	(426,647)
Distributions paid	(2,421,608)	(2,421,608)
Net increase (decrease) in cash and cash equivalents	$276,474	$(324,959)

The cash provided by operating activities is primarily due to net income plus depreciation expense and a non cash loss on the investment in joint ventures. The decrease in cash used in investing activities is due to a distribution from the joint ventures during the six months ended June 30, 2007.  The increase in cash used in financing activities is due to the principal payments on the mortgage notes payable.

During the six months ended June 30, 2007 the Partnership received a distribution of $500,000 from the joint venture compared to an investment of $450,000 in the joint venture during the six months ended June 30, 2006.   See Note 14 of the Consolidated Financial Statements for additional information on the joint ventures and the related financial information.

The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, and June 30, 2007 for a total distribution of $2,421,608.   Management anticipates that similar distributions will continue to be made during 2007.

During the six months ended June 30, 2007, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,326,000.  The most significant improvements were made at the following properties: approximately $217,000 at Executive Apartments in Framingham,

Massachusetts; approximately $152,000 at Redwood Hills in Worcester, Massachusetts; approximately $116,000 at Westgate Apartments in Woburn, Massachusetts; approximately $116,000 at Hamilton Oaks in Brockton,  Massachusetts; and approximately $106,000 at School Street in Framingham, Massachusetts; and approximately $93,000 at Westside Colonial in Brockton, Massachusetts.  All such improvements were funded from the Partnership’s cash reserves and escrow accounts established in connection with the financing of applicable properties.

In addition to the improvements made to date in 2007, the Partnership and its Subsidiary Partnerships plan to invest approximately $662,000 in capital improvements during the balance of 2007, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, Redwood Hills, School Street, Westside Colonial and Westgate Woburn.  These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership’s cash.

As of June 30, 2007, the Partnership had a 50% ownership in eight joint ventures, all of which have mortgage indebtedness.  We do not have control of these partnerships and therefore we account for them using the equity method of consolidation.  At June 30, 2007, our proportionate share of the non-recourse debt related to these investments was equal to approximately $28,500,000.  See Note 14 to the Consolidated Financial Statements for details of the investment in joint ventures including results of operations, equity and units sales.

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

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements.

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

Item 3 —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, the Partnership and its subsidiary Partnerships collectively have approximately $114,000,000 in long-term debt, all of which have fixed interest rates.  Accordingly, the fair value of these debt instruments is affected by changes in market interest rates.  For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

For additional disclosures about market risk, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results.”

Item 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s president and chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Company’s president and chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On August 1, 2007, two members of the Advisory Committee resigned. In light of these resignations, the Partnership has cancelled the consent solicitation previously mailed to all of its limited partners on or about June 29, 2007, relating to the qualifications and appointment of additional members to the Advisory Committee, which consents were scheduled to be tabulated on August 6, 2007. In accordance with Section 14.11 of the Partnership’s Second Amended and Restated Contract of Limited Partnership, NewReal, Inc., the general partner of the Partnership, intends to select a revised slate of candidates to serve on the Advisory Committee and to solicit the consent of the Partnership’s limited partners to qualify and appoint such candidates to the Advisory Committee. A new consent solicitation identifying the nominees and the new record and tabulation dates for such consent will be filed by the Partnership with the Securities and Exchange Commission under cover of Schedule 14A and distributed to the limited partners of the Partnership within sixty (60) days of August 1, 2007.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)                                  See the exhibit index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007

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

Dated: August 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN	President and Director of the General Partner	August 9, 2007
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	August 9, 2007
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)