Form 10-Q
period 2007-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2007-11-08
CIK 746514

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Class A
Limited Partnership Units
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Documents Incorporated By Reference

        None

        As of September 30, 2007, 1,314,666 depository receipts and 5,682 Class A units of the registrant are outstanding.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2007 and September 30, 2006, and the Nine Months Ended September 30, 2007 and September 30, 2006 (all unaudited)	4
	Consolidated Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2007 and September 30, 2006 (all unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006 (all unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered sales of equity securities and use of proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURES		37
Exhibit Index		38

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

        The accompanying unaudited consolidated balance sheets, statements of income, changes in partners' capital, and cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods.

        The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Rental Properties	$94,604,484	$98,283,838
Property Held for Sale	617,109	—
Cash and Cash Equivalents	9,639,410	9,773,250
Rents Receivable	615,559	580,638
Insurance Recovery Receivable	1,554,919	—
Real Estate Tax Escrows	809,305	826,301
Prepaid Expenses and Other Assets	2,548,966	2,341,653
Investment in Joint Ventures	15,857,544	18,193,178
Financing and Leasing Fees	410,017	484,452

Total Assets	$126,657,313	$130,483,310

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$113,856,571	$114,659,052
Accounts Payable and Accrued Expenses	2,016,153	1,289,643
Advance Rental Payments and Security Deposits	2,945,047	2,892,612

Total Liabilities	118,817,771	118,841,307
Commitments and Contingent Liabilities (Note 9)
Partners' Capital 172,053 and 173,252 units outstanding in 2007 and 2006 respectively	7,839,542	11,642,003

Total Liabilities and Partners' Capital	$126,657,313	$130,483,310

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2007	2006	2007	2006
Revenues
Rental income	$7,961,452	$7,900,595	$23,924,825	$23,715,253
Laundry and sundry income	103,191	91,387	309,415	322,888

	8,064,643	7,991,982	24,234,240	24,038,141

Expenses
Administrative	392,941	342,895	1,176,987	1,018,189
Depreciation and amortization	1,796,680	1,769,965	5,264,569	5,127,899
Interest	1,931,358	1,945,283	5,756,171	5,792,084
Management fees	325,632	329,542	973,026	976,570
Operating	805,387	773,417	3,033,583	2,929,957
Renting	223,163	173,460	397,673	367,566
Repairs and maintenance	1,392,231	1,593,550	3,759,004	4,056,687
Taxes and insurance	959,805	885,277	2,735,838	2,639,607

	7,827,197	7,813,389	23,096,851	22,908,559

Income Before Other Income and Discontinued Operations	237,446	178,593	1,137,389	1,129,582

Other Income (Loss)
Interest income	102,959	118,909	299,911	321,686
Casualty (loss)	—	—	(60,000)	—
Income (loss) from investment in joint ventures	(121,712)	34,502	(530,634)	(83,569)

	(18,753)	153,411	(290,723)	238,117

Income From Continuing Operations	218,693	332,004	846,666	1,367,699

Discontinued Operations
(Loss) from discontinued operations	—	—	(100,000)	(10,125)

	—	—	(100,000)	(10,125)

Net Income	$218,693	$332,004	$746,666	$1,357,574

Income per Unit
Income before discontinued operations	$1.26	$1.91	$4.89	$7.89
(Loss) from discontinued operations	—	—	(0.58)	(.06)

Net Income per Unit	$1.26	$1.91	$4.31	$7.83

Weighted Average Number of Units Outstanding	172,872	173,252	173,124	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(UNAUDITED)

	Units						Partner's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$12,062,684	$2,868,340	$150,995	$15,082,019
Distribution to Partners	—	—	—	—	—	—	(2,905,930)	(690,158)	(32,324)	(3,632,412)
Net Income	—	—	—	—	—	—	1,086,059	257,939	13,576	1,357,574

Balance, September 30, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$10,242,813	$2,436,121	$128,247	$12,807,181
Balance, January 1, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(2,899,594)	(688,654)	(36,245)	(3,624,493)
Stock buyback	—	—	—	—	1,199	(1,199)	(924,634)	—	—	(924,634)
Net Income	—	—	—	—	—	—	597,333	141,867	7,466	746,666

Balance, September 30, 2007	144,180	34,243	1,802	180,225	8,172	172,053	$6,083,777	$1,667,950	$87,815	$7,839,542

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, (Unaudited)
	2007	2006
Cash Flows from Operating Activities
Net income	$746,666	$1,357,574

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,264,569	5,127,899
Loss from investment in joint ventures	530,634	83,569
Changes in operating assets and liabilities
(Increase) in rents receivable	(34,921)	(20,741)
(Increase) in insurance recovery receivable	(1,554,919)	—
(Increase) in financing and leasing fees	(14,660)	(14,808)
Increase (decrease)in accounts payable and accrued expense	726,510	(158,931)
Decrease (increase) in real estate tax escrow	16,996	(72,624)
(Increase) decrease in prepaid expenses and other assets	(207,313)	141,081
Increase (decrease) in advance rental payments and security deposits	52,435	(98,383)

Total Adjustments	4,779,331	4,987,062

Net cash provided by operating activities	5,525,997	6,344,636

Cash Flows Used in Investing Activities
(Investment in) joint ventures	(45,000)	(900,000)
Proceeds from joint ventures	1,850,000	—
Purchase and improvement of rental properties	(2,113,229)	(1,824,264)

Net cash (used in) investing activities	(308,229)	(2,724,264)

Cash Flows Used in Financing Activities
Principal payments of mortgage notes payable	(802,481)	(674,185)
Stock buyback	(924,634)	—
Distributions to partners	(3,624,493)	(3,632,412)

Net cash (used in) financing activities	(5,351,608)	(4,306,597)

Net (Decrease) in Cash and Cash Equivalents	(133,840)	(686,225)
Cash and Cash Equivalents, at beginning of period	9,773,250	12,049,392

Cash and Cash Equivalents, at end of period	$9,639,410	$11,363,167

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

        Line of Business:    New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts in 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts. In connection with the mortgages referred to in Note 5, a substantial number of NERA's properties are owned by separate subsidiaries without any change in the historical cost basis.

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2007 or 2006. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At September 30, 2007, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 2.85% to 4.95%. At September 30, 2007 and December 31, 2006, approximately $10,000,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $89,646 and $85,922 for the nine months ended September 30, 2007, and 2006 respectively.

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

        Interest Capitalized:    The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2007 and the year ended December 31, 2006, there was no capitalized interest.

        Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

        As of September 30, 2007, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of September 30, 2007, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        Additionally, as of September 30, 2007, the Partnership owned a 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") with a total of 429 units and 10,215 square feet of commercial space, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

        See Note 3 for a description of the sale of Middlesex Apartments to the majority shareholder of the General Partner in 2005.

        Rental properties consist of the following:

	September 30, 2007	December 31, 2006	Useful Life
Land, improvements and parking lots	$22,985,839	$23,217,629	10-31 years
Buildings and improvements	105,162,240	105,759,848	15-31 years
Kitchen cabinets	4,359,821	3,994,136	5-10 years
Carpets	3,820,057	3,447,775	5-10 years
Air conditioning	909,719	838,324	7-10 years
Laundry equipment	201,730	192,938	5-7 years
Elevators	801,160	748,769	20 years
Swimming pools	147,082	147,082	10 years
Equipment	1,832,526	1,629,583	5-7 years
Motor vehicles	113,150	113,150	5 years
Fences	245,009	250,352	5-10 years
Furniture and fixtures	4,458,918	4,331,597	5-7 years
Smoke alarms	128,808	130,744	5-7 years

	145,166,059	144,801,927
Less accumulated depreciation	50,561,575	46,518,089

	$94,604,484	$98,283,838

NOTE 3. RELATED PERSON TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by Harold Brown, the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid for the nine months ended September 30, 2007 and 2006 were approximately $973,000 and $977,000, respectively.

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the nine months ended September 30, 2007 and 2006, approximately $970,000 and $335,000, respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2007 expenses referred to above, approximately $186,000 consisted of repairs and maintenance and $197,000 of administrative expense. Approximately $587,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

        Additionally in 2007, the Hamilton Company received approximately $394,000 from the Investment Properties of which approximately $198,000 was the management fee, $7,000 was for construction supervision and architectural fees, $177,000 was for maintenance services and $13,000 was for administrative services. The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $51,000 during the nine months ended September 30, 2007. As more fully described in Note 14, an entity partially owned by Harold Brown, the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $202,000 and $187,000 of commissions for the nine months ended September 30, 2007 and 2006, respectively.

        On January 1, 2004, all employees were transferred to the management company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $1,610,000 and $2,073,000 for the nine months ended September 30, 2007 and 2006, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2007 and 2006.

        In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $37,500 during the nine months ended September 30, 2007 and 2006.

        The Partnership has invested in nine limited partnerships, each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. See Note 14 for a description of the properties and their operations.

        On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC ("Harvard 45") which is owned 70% by Harold Brown, the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership's Advisory Committee and the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The majority shareholder of the general partner has guaranteed the $1,600,000 mortgage for these five units. The original mortgage of $1,600,000 has been extended to August 2009. The mortgage rate of 5.25% is fixed for three years and the cost associated with this extension is approximately $8,000.

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

        In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership's cash reserves of approximately $4,800,000 after paying off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000. There is one remaining unit unsold at September 30, 2007.

NOTE 4. OTHER ASSETS

        Included in prepaid expenses and other assets at September 30, 2007 and December 31, 2006 is approximately $356,000 and $250,000, respectively, held in escrow to fund future capital improvements.

        Financing and leasing fees of $410,017 and $484,452 are net of accumulated amortization of $586,180 and $517,728 at September 30, 2007 and December 31, 2006, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

        At September 30, 2007 and December 31, 2006, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2007, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $704,000, including interest, to various dates through 2016. The majority of the mortgages are subject to prepayment penalties. At September 30, 2007, the weighted average interest rate on the above mortgages was 6.63%. The effective rate of 6.71% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at September 30, 2007 are as follows:

2008—current maturities	$1,161,000
2009	7,312,000
2010	41,796,000
2011	3,095,000
2012	1,220,000
Thereafter	59,273,000

$113,857,000

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2007, amounts received for prepaid rents of approximately $1,504,000 are included in cash and cash equivalents, and security deposits of approximately $1,263,000 are included in other assets.

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

        In 2007, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, 2007 and September 30, 2007.

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

Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September 30,
	2007	2006
Income (Loss) per Depositary Receipt before Discontinued Operations	$0.49	$0.79
Income (loss) from Discontinued Operations	(0.06)	(0.01)

Net Income per Depositary Receipt after Discontinued Operations	$0.43	$0.78

Distributions per Depositary Receipt	$2.10	$2.10

NOTE 8. TREASURY UNITS

        On August 20, 2007, the Partnership established a Rule 10b-18 "buyback" program for its Depositary Receipts (each of which is exchangeable for one-tenth of a Class A Unit) whereby up to 100,000 receipts may be purchased over a 12 month period. The timing and amount of repurchases is dependent upon market conditions including, but not limited to, trading price and availability and the Partnership may suspend the program at any time. As of October 26, 2007, the Partnership had repurchased 22,396 Depositary Receipts at an average price of $78.44 per receipt totaling approximately $1,757,000 including brokerage fees paid by the Partnership.

        Treasury Units at September 30, 2007 are as follows:

Class A	6,880
Class B	1,228
General Partnership	64

8,172

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

        On January 18, 2007, a pipe burst at 62 Boylston Street resulting in approximately 40 apartments being evacuated which will remain unoccupied for an extended period. The Partnership has insurance coverage for both repairs and rental loss until such time as the apartments are available for rent. The potential uninsured rental loss and other miscellaneous uninsured expenses cannot be accurately estimated and may significantly reduce the future income of the property. An estimated recovery of $1,188,000 has been recorded at September 30, 2007 including approximately $409,000 in rental income. The remaining loss, net of recovery, of approximately $50,000 at September 30, 2007 is inclusive of the estimated deductible and other non reimbursable expenses.

        On July 17, 2007, there was a fire in one unit at a Partnership property located at 1148 Commonwealth Avenue. There was smoke and water damage at an additional 10 units. The Partnership has insurance coverage for both repairs and rental loss until such time as the apartments are available for rent. An insurance recovery receivable of approximately $366,000 has been recorded. The Partnership received a check for approximately $366,000 to cover these expenses in October 2007.

NOTE 10. RENTAL INCOME

        During the nine months ended September 30, 2007, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future annual rental income on non-cancelable operating leases at September 30, 2007 as follows:

Commercial Property Leases
2008	$1,868,000
2009	1,727,000
2010	1,407,000
2011	1,252,000
2012	1,076,000
Thereafter	2,512,000

$9,842,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $281,000 and $389,000 for the nine months ended September 30, 2007 and for the year ended December 31, 2006.

        Rents receivable are net of allowances for doubtful accounts of approximately $791,000 and $494,000 at September 30, 2007 and December 31, 2006, respectively. Included in rents receivable is approximately $370,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the nine months ended September 30, 2007 and 2006, cash paid for interest was $5,756,171 and $5,792,084.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At September 30, 2007	$113,856,571	$115,226,080
At December 31, 2006	$114,659,052	$117,251,025

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2007 and December 31, 2006

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partner's tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $650,000 greater than statement income for the nine months ended September 30, 2007 and approximately $700,000 greater than statement income for the year ended December 31, 2006. The cumulative tax basis of the Partnership's real estate at December 31, 2006 is approximately $1,100,000 greater than the statement basis. The Partnership's tax basis in its joint venture investments at December 31, 2006 is approximately $400,000 less than statement basis.

NOTE 14. INVESTMENT IN PARTNERSHIPS

        Since November 2001, the Partnership has invested in nine limited partnerships, each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by the others. A description of each investment is as follows:

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). As of October 22, 2007, 79 units have been sold and an additional 13 units have a signed purchase and sales agreement. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years and amortized over 30 years thereafter. The loan will be amortized over 30 years and matures in March 2017. The balance on the original loan on the remaining units held for sale is approximately $4,000,000 at September 30, 2007 with an interest rate of 7.125% due in 2008. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, and a $10,750,000 30-month mortgage with a floating interest rate (7.12%) of 2% over the 30 day Libor Index (5.12% at September 30, 2007) was obtained to finance this acquisition. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential units is referred to as Hamilton Essex 81 Apartments, LLC. The new mortgage of $7,762,000 on the apartments matures in 2017. The original mortgage of $3,000,000 is on the commercial space and is due in 2009. This investment in the commercial property is referred to as Essex 81, LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a

30 year period for the balance of the loan term. The closing costs associated with the new mortgage were approximately $50,000, which will be amortized over the 10-year term. As of October 22, 2007, 123 units have been sold, and one unit has a signed purchase and sales agreement. Gains from the sales of units (approximately $56,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

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

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005. As of October 22, 2007, 127 units have been sold and an additional two units were under contract. Gains from these sales will be taxed as ordinary income (approximately $33,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage. The final payment was made during the second quarter of 2007. The majority of future sales will be available for distribution to the investors. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. This investment is referred to as Hamilton on Main, LLC.

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

        As required by the lender for the 2004 and 2005 acquisitions, the Treasurer of the General Partner has provided a limited guaranty for the mortgages on Essex 81 and Hamilton Bay Sales. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.

Summary financial information for the nine months ended September 30, 2007 (unaudited)

	Essex 81 Commercial	Essex 81 Apt.s	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total
ASSETS
Rental Properties	4,810,110	8,829,653	9,306,299	7,320,693	6,462,374	9,287,217	8,846,141	25,531,643	3,402,646	83,796,776
Cash & Cash Equivalents	4,525	702	(11,650)	14,611	(211,081)	38,454	18,634	10,350	795,094	659,639
Rent Receivable	199,186	20,093	—	8,050	4,072	(789)	670	2,820	5,636	239,738
Real Estate Tax Escrow	—	9,526	41,005	16,256	—	29,692	18,074	408,923	—	523,476
Due From Investment Properties	—	—	—	—	—	—	—	—	591	591
Prepaid Expenses & Other Assets	21,154	135,953	112,638	271,787	104,671	38,030	114,730	322,049	583,726	1,704,738
Financing & Leasing Fees	47,224	120,729	51,035	46,034	—	59,433	39,753	54,120	5,204	423,532

Total Assets	5,082,199	9,116,656	9,499,327	7,677,431	6,360,037	9,452,037	9,038,000	26,329,906	4,792,898	87,348,491

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	3,000,000	7,762,000	7,620,497	5,000,000	4,095,109	4,750,000	5,500,000	16,825,000	—	54,552,606
Due to Investment Properties		—	—	—	—		—	591	—	591
Accounts Payable & Accrued Exp	30,315	38,247	68,391	18,208	147,984	11,330	35,675	111,178	36,704	498,032
Advance Rental Payments & Security Deposits	24,000	106,807	97,429	59,859	41,866	81,626	35,254	132,308	3,020	582,169

Total Liabilities	3,054,315	7,907,054	7,786,317	5,078,066	4,284,958	4,842,956	5,570,929	17,069,077	39,725	55,633,396
Partners' Capital	2,027,885	1,209,602	1,713,010	2,599,364	2,075,079	4,609,082	3,467,071	9,260,829	4,753,173	31,715,095

Total Liabilities and Capital	5,082,199	9,116,656	9,499,327	7,677,431	6,360,037	9,452,038	9,038,000	26,329,906	4,792,898	87,348,491

Partners' Capital—NERA 50%	1,013,943	604,801	856,505	1,299,682	1,037,540	2,304,541	1,733,536	4,630,414	2,376,587	15,857,547

        Future annual mortgage maturities at September 30, 2007 are as follows:

	Essex 81 Commercial	Essex 81 Apts.	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts.	Hamilton Minuteman	Hamilton on Main Apts	Hamilton Place Sales
Acquisition Date Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
September 30, 2008	—	—	126,108	—	4,095,109	—	—	138,651	—	4,359,867
September 30, 2009	3,000,000	29,307	135,090	—	—	—	—	247,633	—	3,412,030
September 30, 2010	—	92,795	144,711	—	—	—	—	260,770	—	498,276
September 30, 2011	—	98,481	155,018	—	—	—	—	274,603	—	528,102
September 30, 2012	—	103,245	166,060	50,135	—	36,421	49,966	289,170	—	694,997
Thereafter	—	7,438,172	6,893,510	4,949,865	—	4,713,579	5,450,034	15,614,174	—	45,059,333

	3,000,000	7,762,000	7,620,497	5,000,000	4,095,109	4,750,000	5,500,000	16,825,000	—	54,552,605

Summary financial information for the nine months ended September 30, 2007 (unaudited)

	Essex 81 Commercial	Essex 81 Apts.	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton On Main Apr.	Hamilton Pl Sales	Total
Revenues
Rental income	912,372	238,481	769,637	603,631	618,368	437,959	543,406	1,754,922	200,261	6,079,038
Laundry and Sundry Income	1,571	1,054	2,858	—	—	—	751	29,168	—	35,402

	913,942	239,535	772,495	603,631	618,368	437,959	544,156	1,784,090	200,261	6,114,440

Expenses
Administrative	7,875	3,262	18,667	18,280	28,569	8,534	4,773	41,441	13,364	144,765
Depreciation and Amortization	117,367	218,960	251,319	291,621	751,180	80,285	417,366	1,539,725	244,953	3,912,775
Interest	442,307	130,280	399,469	215,584	481,749	170,395	243,084	664,103	50,127	2,797,098
Management Fees	32,828	7,813	32,129	26,358	24,851	21,089	21,738	70,614	7,764	245,182
Operating	71,469	18,424	47,374	2,865	12,060	627	45,547	221,227	4,145	423,737
Renting	2,600	9,325	30,385	3,964	1,805	4,377	3,332	8,442	—	64,230
Repairs and Maintenance	45,365	28,577	55,897	211,292	268,302	145,162	55,978	258,814	158,457	1,227,842
Taxes and Insurance	94,030	35,276	67,605	119,539	146,762	82,437	54,190	214,585	67,771	882,194

	813,840	451,917	902,844	889,502	1,715,277	512,906	846,007	3,018,950	546,581	9,697,824

Income Before Other Income	100,103	(212,381)	(130,349)	(285,871)	(1,096,909)	(74,947)	(301,851)	(1,234,860)	(346,319)	(3,583,384)

Other Income (Loss)
Interest Income	1,412	—	798	8,599	109	659	5,470	720	8,651	26,419
Gain on Sale of Real Estate	—	—	—	730,073	872,755	—	—	—	932,546	2,535,374
Other Income (Expenses)	—	—	—	(37,428)	—	—	(2,248)	—	—	(39,676)

	1,412	—	798	701,244	872,865	659	3,222	720	941,198	2,522,117

Net Income (Loss)	101,515	(212,381)	(129,551)	415,372	(224,044)	(74,287)	(298,629)	(1,234,140)	594,879	(1,061,266)

P&L—NERA 50%	50,757	(106,191)	(64,776)	207,686	(112,022)	(37,144)	(149,314)	(617,070)	297,439	(530,633)

Total units/condominiums		49	40	176	120	48	42	146	137	758
Units to be retained		49	40	49	0	48	42	146	0	374

Units to be sold		—	—	127	120	—	—	—	137	384

Units sold through October 22, 2007		—	—	123	79	—	—	—	127	329

Balance of unsold units				4	41				10	55
Unsold units with deposits for future sale as of October 22, 2007		—	—	1	13	—	—	—	2	16

Summary information for the three months ended September 30, 2007 (unaudited)

	Essex 81 Commercial	Essex 81 Apts.	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total
Revenues
Rental Income	194,875	238,481	253,755	199,875	126,150	190,090	182,822	573,621	17,078	1,976,748
Laundry and Sundry Income	—	1,054	413	—	—	—	—	15,417	—	16,884

	194,875	239,535	254,168	199,875	126,150	190,090	182,822	589,038	17,078	1,993,632

Expenses
Administrative	313	3,262	7,668	4,377	6,487	2,738	1,087	14,476	7,350	47,759
Depreciation and Amortization	(104,675)	218,960	84,933	97,209	252,467	34,521	129,165	516,066	78,319	1,306,964
Interest	42,519	130,280	132,609	72,659	105,078	68,310	79,812	223,783	126	855,176
Management Fees	6,137	7,813	9,697	8,386	4,835	7,721	7,227	23,674	837	76,327
Operating	6,872	18,424	13,599	1,539	(2,207)	483	12,035	68,143	820	119,708
Renting	—	9,325	17,403	965	414	1,425	1,705	4,222	—	35,459
Repairs and Maintenance	2,749	28,577	31,535	68,166	73,823	68,257	22,166	111,604	32,338	439,215
Taxes and Insurance	7,939	35,276	22,936	33,281	34,064	32,023	17,875	74,955	15,337	273,687

	(38,146)	451,917	320,380	286,582	474,961	215,479	271,072	1,036,924	135,127	3,154,295

Income Before Other Income	233,021	(212,381)	(66,212)	(86,707)	(348,810)	(25,389)	(88,250)	(447,887)	(118,049)	(1,160,664)

Other Income (Loss)
Interest Income	331	—	276	3,550	—	297	—	279	6,293	11,024
Gain on Sale of Real Estate	—	—	—	256,644	248,617	—	—	—	400,962	906,223
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—

	331	—	276	260,194	248,617	297	—	279	407,255	917,247

Net Income (Loss)	233,352	(212,381)	(65,936)	173,487	(100,194)	(25,092)	(88,250)	(447,608)	289,206	(243,417)

P&L—NERA 50%	116,676	(106,191)	(32,968)	86,743	(50,097)	(12,546)	(44,125)	(223,804)	144,603	(121,708)

Summary financial information for the nine months ended September 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets—net	9,676,213	26,923,317	9,527,795	9,194,086	13,986,133	9,529,866	22,771,436	101,608,846
Mortgages payable	7,738,220	16,825,000	3,279,769	7,941,811	10,750,000	4,989,861	16,683,822	68,208,483
Total Equity	1,872,658	13,376,940	3,759,650	1,323,350	3,295,934	4,685,846	5,994,148	34,308,526
NERA—50% equity	936,329	6,688,470	1,879,825	661,675	1,647,967	2,342,923	2,997,074	17,154,263
Summary income statement:
Rental income	753,522	1,779,647	469,576	527,999	1,077,768	705,018	1,352,260	6,665,790
Operating expenses	229,665	824,214	464,770	164,858	382,916	671,643	1,220,619	3,958,585
Management fees	31,449	71,452	4,573	21,449	43,639	10,785	25,041	208,388
Interest expense	405,374	663,584	363,624	428,502	584,599	386,772	1,202,106	4,034,561
Depreciation & amortization	268,170	1,119,277	365,636	410,506	333,243	381,824	814,975	3,693,631
Financing expense	—	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	1,493,198	—	—	1,305,886	2,263,152	5,062,236

Net profit (loss)	(181,136)	(898,880)	764,171	(497,316)	(266,629)	559,980	352,671	(167,139)

NERA—50%	(90,568)	(449,440)	382,085	(248,658)	(133,314)	279,990	176,336	(83,569)
Total units/condominiums	40	146	137	42	49	176	168	758

Units to be retained	40	146	0	42	49	49	48	374

Units to be sold	0	0	137	0	0	127	120	384

Units sold through Oct. 24, 2006	0	0	90	0	0	106	44	240

Balance of unsold units	0	0	47	0	0	21	76	144

Unsold units with deposits for future sale as of Oct. 24, 2006	0	0	3	0	0	3	9	15

Summary financial information for the three months ended September 30, 2006 (unaudited)

	Franklin Street	Hamilton Place	Hamilton Place	Hamilton Minuteman	Essex 81	1025 Hamilton	Hamilton Bay	Total
Summary income statement:
Rental income	250,572	592,537	127,444	178,311	351,963	243,721	412,599	2,157,147
Operating expenses	94,740	287,579	143,479	57,673	137,609	162,428	358,811	1,242,319
Management fees	11,017	24,356	1,309	7,243	16,427	3,757	5,732	69,841
Interest expense	134,594	223,619	84,812	152,164	206,506	108,174	361,085	1,270,954
Depreciation & amortization	90,011	376,096	121,878	134,847	111,889	111,693	270,732	1,217,146
Financing expense	—	—	—	—	—	—	—
Gain on sale of condominiums	—	—	659,608	—	—	308,150	744,360	1,712,118

Net profit (loss)	(79,790)	(319,113)	435,574	(173,616)	(120,468)	165,819	160,599	69,005

NERA—50%	(39,895)	(159,557)	217,787	(86,808)	(60,234)	82,910	80,300	34,503

        Interest rates, the majority of which are variable, range from 5.18% to 7.13% at September 30, 2007.

NOTE 15. SUBSEQUENT EVENT, PROPERTY HELD FOR SALE AND NEW ACQUISITION

        In October 2007, the Partnership signed a purchase and sale agreement to sell the Oak Ridge Apartments in Foxboro, Massachusetts. The sale price is $7,150,000 and will result in a gain of approximately $6,500,000. In September, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts. The purchase price was $3,475,000 and consists of 5,850 feet of commercial space. The Partnership plans to utilize Section 1031 of the IRS code to affect a tax free exchange on the gain up to the purchase price of the new property. The remaining gain will be taxed at capital gain rates. The Partnership will account for this sale as a discontinued operation effective with its sale.

NOTE 16. NEW ACCOUNTING PRONOUNCEMENT

        In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights." The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership, unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We adopted EITF 04-05 as of January 1, 2006. We have assessed our investments in unconsolidated real estate joint ventures and have determined that EITF 04-05 did not have an impact on our financial condition or results of operations.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 21, 2006 did not have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

NOTE 17. DISCONTINUED OPERATIONS

        The following tables summarize income from discontinued operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30
	2007	2006
Total Revenues	$0	$0

Operating and other expenses	100,000	10,125
Depreciation and amortization	0	0

Loss from discontinued operations	$(100,000)	$(10,125)

Item 2—MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

        The Partnership expects limited bottom line growth as gains in revenue are likely to be exceeded by a rise in utility costs. Focus continues on tenant retention and long term improvements to the properties resulting in above average occupancy compared to its peer group. Declining home values, rising "For Sale" inventories and a stabilizing residential mortgage environment also continue to play a factor in moderating price pressure on existing rental properties. The Partnership expects these conditions to continue through 2007 as well as 2008 and it is presently unclear whether future earnings from operations will accelerate in the foreseeable future. Management still believes that it is tracking to the sale expectations regarding its dwindling condominium inventory. Notwithstanding the turbulence of this past summer regarding the credit markets, the Partnership does not foresee refinancing risk given the conservative financial position of the portfolio along with staggered debt maturities largely focused on a much sought after multifamily portfolio by debt lenders.

        The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned—wholly or partially, directly or indirectly—by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership annually pays Hamilton the full Management Fee, in monthly installments.

        Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 23.3% of the depositary receipts representing the Partnership Class A Units (including depositary receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and also is a director.

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

        Hamilton accounted for approximately 5% of the repair and maintenance expense paid for by the Partnership in the nine months ended September 30, 2007, and approximately 4% for the year ended December 31, 2006. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 60% of the legal services paid for by the Partnership during the nine months ended September 30, 2007 and approximately 72% for the year ended December 31, 2006.

        Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company received similar fees from the Investment Properties totaling approximately $394,000.

        R. Brown Partners, which is owned by Ronald Brown, manages five condominium units located in Brookline, Massachusetts. That entity will receive annual management fees from the five units of approximately $1,500, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership's Partnership Agreement.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton performs construction supervision services for the Partnership for which it charges a fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2007, Hamilton provided the Partnership approximately $587,000 in construction and architectural services, compared to $36,000 for the year ended December 31, 2006.

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

        Investments in Partnerships: The Partnership accounts for its 50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in Partnerships, and subsequently adjusted for the Partnership's share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

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

RESULTS OF OPERATIONS

        Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006 (as adjusted for discontinued operations).

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $237,000 during the three months ended September 30, 2007 compared to approximately $179,000 for the three months ended September 30, 2006, an increase of $58,000 (33%).

        The rental activity is summarized as follows:

	Occupancy Date
	October 22, 2007	July 23, 2007	October 24, 2006
Residential
Units	2,377	2,377	2,402
Vacancies	71	50	39
Vacancy rate	3.0%	2.1%	1.6%
Commercial
Total square feet	84,998	84,998	84,998
Vacancy	0	0	6,075
Vacancy rate	0%	0%	7.1%
	Rental Income (in thousands) Three Months Ended September 30,
	2007		2006
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,961	$7,961	$7,901	$7,847
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$45	$45	$89	$89

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	September 30, 2007	September 30, 2006	Dollar Change	Percent Change
Revenues:
Rental income	$7,961,452	$7,900,595	$60,857	0.8%
Laundry and sundry income	103,191	91,387	11,804	12.9%

	8,064,643	7,991,982	72,661	0.9%

Expenses:
Administrative	392,941	342,895	50,046	14.6%
Depreciation and amortization	1,796,680	1,769,965	26,715	1.5%
Interest	1,931,358	1,945,283	(13,925)	(0.7)%
Management fees	325,632	329,542	(3,910)	(1.2)%
Operating	805,387	773,417	31,970	4.1%
Renting	223,163	173,460	49,703	28.7%
Repairs and maintenance	1,392,231	1,593,550	(201,319)	(12.6)%
Taxes and insurance	959,805	885,277	74,528	8.4%

	7,827,197	7,813,389	13,808	0.2%

Income Before Other Income	237,446	178,593	58,853	33.1%

Other Income
Interest income	102,959	118,909	(15,950)	(13.4)%
Income (loss) from investment in joint ventures	(121,712)	34,502	(156,214)	(452.8)%

	(18,753)	153,411	(172,164)	(112.2)%

Net Income	$218,693	$332,004	$(113,311)	(34.1)%

        Rental income for the three months ended September 30, 2007 was approximately $7,961,000 compared to approximately $7,901,000 for the three months ended September 30, 2006, an increase of approximately $61,000 (0.8%). The properties with the most significant increases include 1144 Commonwealth Avenue with an increase of approximately $29,000; Westside Colonial Apartments with an increase of approximately $16,000; and Worcester Road with an increase of approximately $14,000. The majority of the Partnership's other properties experienced minimal rental income increases.

        Total expenses for the three months ended September 30, 2007 were approximately $7,827,000 compared to approximately $7,813,000 for the three months ended September 30, 2006, an increase of approximately $14,000 (0.2%). The most significant increases were in taxes and insurance of approximately $75,000 (8.4%) due to higher insurance premiums; an increase in administrative expenses of approximately $50,000 (14.6%) due to increased professional fees due to SEC compliance costs; an increase in renting expenses of approximately $50,000 (28.7%) due to increases in rental commissions; and an increase in operating expenses of approximately $32,000 (4.1%) due to increases in utility costs. These increases are offset by a decrease in repairs and maintenance expenses of approximately $201,000 (12.6%) due to significant repairs in 2006 in an effort to improve occupancy levels.

        At September 30, 2007, the Partnership has a 50% ownership interest in joint ventures. The net loss on these investments is $121,712 for the three months ended September 30, 2007 compared to income of $34,502 for the three months ended September 30, 2006 a decrease of $156,214 (452.8%). This decrease in income on the investment properties is due to slower than projected sales of the units, vacancies at the properties while preparing them for resale, an increase in depreciation and amortization expense due to capital improvements, and professional fees associated with converting the properties into condominium units. See Note 14 to the Consolidated Financial Statements for financial information of these investment properties. The summaries are as follows:

345 Franklin Street, Cambridge, Massachusetts

        The Partnership invested in a 40-unit property in 2001. The Partnership's share of loss on this investment is approximately $33,000 and $40,000 for the three months ended September 30, 2007 and 2006, respectively. The Partnership's share of loss on this investment is approximately $66,000 and $91,000 for the nine months ended September 30, 2007 and 2006, respectively. There are four vacant units at October 22, 2007.

Hamilton on Main, Watertown, Massachusetts

        The Partnership invested in 146 units in three buildings in August 2004. The Partnership plans to retain all of these units as a rental property. The Partnership's share of loss is approximately $224,000 and $160,000 for the three months ended September 30, 2007 and 2006, respectively. The Partnership's share of loss is approximately $617,000 and $449,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase in loss for both the three and nine months ended September 30, 2007 is due to an increase in depreciation expense. There is one vacant unit at October 22, 2007.

Hamilton Place Sales, Watertown, Massachusetts

        The Partnership invested in 137 units in three buildings in August 2004. The Partnership plans to sell all of the units as condominiums. The Partnership's share of income is approximately $145,000 and $218,000 for the three months ended September 30, 2007 and 2006, respectively. The income includes a gain on the sale of units of approximately $201,000 and $330,000 for the three months ended September 30, 2007 and 2006 respectively. The Partnership's share of income is approximately $297,000 and $382,000 for the nine months ended September 30, 2007 and 2006 respectively. The Partnership's share of income includes a gain on unit sales of approximately $466,000 and $747,000 for the nine months ended September 30, 2007 and 2006, respectively. At October 22, 2007, 127 units have been sold and two additional units have reservation agreements. There are six units vacant at October 22, 2007.

Hamilton Minuteman, Lexington, Massachusetts

        The Partnership invested in a 42-unit residential complex in September 2004.. The Partnership's share of loss on this investment is approximately $44,000 and $87,000 for the three months ended September 30, 2007 and 2006, respectively. The Partnership's share of loss is approximately $149,000 and $249,000 for the nine months ended September 30, 2007 and 2006, respectively. There are no vacant units at October 22, 2007.

Essex 81, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 7,715 square feet of commercial space. The Partnership's share of income on this investment is approximately $114,000 and $51,000 for the three and nine months ended September 30, 2007, respectively. There is no vacant space at October 22, 2007.

Hamilton Essex 81 Apartments, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 49 residential units and a 50 car surface parking lot. The Partnership's share of loss on this investment is approximately $103,000 for the three months ended September 30, 2007. There were two vacant units at October 22, 2007.

Hamilton 1025, Quincy, Massachusetts

        The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 127 units as condominiums. The Partnership's share of income is approximately $87,000 and $83,000 for the three months ended September 30, 2007 and 2006 respectively. Included in the income for the three months ended September 30, 2007 and 2006 is a gain of approximately $130,000 and $154,000 on the sale of units. The Partnership's share of income is approximately $208,000 and $280,000 for the nine months ended September 30, 2007 and 2006 respectively. Included in the income for the nine months ended September 30, 2007 and 2006 is a gain of approximately $365,000 and $653,000 on the sale of units. As of October 22, 2007, 123 units have been sold and one unit has been reserved. There is one vacant unit at October 22, 2007.

Hamilton Bay Apartments, Quincy, Massachusetts

        The Partnership invested in a 48 unit apartment complex in October 2005. The Partnership plans to retain these units for long-term investment. The Partnership's share of loss is approximately $13,000 and $37,000 for the three and nine months ended September 30, 2007, respectively. There is one vacant unit at October 22, 2007.

Hamilton Bay Sales, Quincy, Massachusetts

        The Partnership invested in a 120 unit apartment complex in October 2004. The Partnership plans to sell all of the units as condominiums. The Partnership's share of loss is approximately $50,000 and $112,000 for the three and nine months ended September 30, 2007, respectively. Included in the loss for the three and nine months ended September 30, 2007 and 2006 is a gain of approximately $125,000 and $437,000, respectively on the sale of units. As of October 22, 2007, seventy nine units have been sold and an additional thirteen have reservation agreements. There are eleven vacant units at October 22, 2007.

        Interest income was approximately $103,000 for the three months ended September 30, 2007 compared to approximately $119,000 for the three months ended September 30, 2006, a decrease of approximately $16,000 (13%). This decrease reflects a decrease in cash available for investment.

        As a result of the changes discussed above, net income for the three months ended September 30, 2007 was $218,693 compared to income of $332,004 for the three months ended June 30, 2006, a decrease of $113,311 (34%).

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

        The Partnership and its Subsidiary Partnerships earned income before other income of $746,666 for the nine months ended September 30, 2007 compared to $1,357,574 for the nine months ended September 30, 2006, a decrease of $610,908 (45%). The following is a summary of the Partnership's operations for the nine months ended September 30, 2007 and 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	September 30, 2007	September 30, 2006	Dollar Change	Percent Change
Revenues:
Rental income	$23,924,825	$23,715,253	$209,572	0.9%
Laundry and sundry income	309,415	322,888	(13,473)	(4.2)%

	24,234,240	24,038,141	196,099	0.8%

Expenses:
Administrative	1,176,987	1,018,189	158,798	15.6%
Depreciation and amortization	5,264,569	5,127,899	136,670	2.7%
Interest	5,756,171	5,792,084	(35,913)	(0.6)%
Management fees	973,026	976,570	(3,544)	(0.4)%
Operating	3,033,583	2,929,957	103,626	3.5%
Renting	397,673	367,566	30,107	8.2%
Repairs and maintenance	3,759,004	4,056,687	(297,683)	(7.3)%
Taxes and insurance	2,735,838	2,639,607	96,231	3.6%

	23,096,851	22,908,559	188,292	0.8%

Income before other income	1,137,389	1,129,582	7,807	0.7%

Other Income (Loss)
Interest income	299,911	321,686	(21,775)	(6.8)%
Casualty (Loss)	(60,000)	—	(60,000)	(100.0)%
(Loss) from investment in partnerships	(530,634)	(83,569)	(447,065)	(535.0)%

	(290,723)	238,117	(528,840)	(222.1)%

Income from continuing operations	846,666	1,367,699	(521,033)	(38.1)%

Discontinued Operations:
(Loss) from discontinued operations	(100,000)	(10,125)	(89,875)	(887.7)%

	(100,000)	(10,125)	(89,875)	(887.7)%

Net Income	$746,666	$1,357,574	(610,908)	(48.5)%

        Rental income from continuing operations for the nine months ended September 30, 2007 was approximately $23,925,000 compared to approximately $23,715,000 for the nine months ended September 30, 2006, an increase of approximately $210,000 (0.9%). The properties with the most significant rental income increases include 1144 Commonwealth Avenue, with an increase of approximately $85,000; Worcester Road, with an increase of approximately $39,000 and Nashoba Apartments with an increase of approximately $20,000. There were insignificant increases and/or decreases at other properties.

        Total expenses from continuing operations for the nine months ended September 30, 2007 were approximately $23,097,000 compared to approximately $22,909,000 for the nine months ended September 30, 2006, an increase of approximately $188,000 (0.8%). The most significant increases were in depreciation and amortization of approximately $137,000, administrative expenses of approximately $159,000, operating expenses of approximately $104,000, and taxes and insurance of approximately $96,000. These increases are offset by decreases in repairs and maintenance expenses of approximately $298,000, and interest expense of approximately $36,000. An explanation of these changes is included in the discussion for the three month ended September 30, 2007.

        Interest income was approximately $300,000 for the nine months ended September 30, 2007, compared to approximately $322,000 for the nine months ended September 30, 2006, a decrease of approximately $22,000 (6.8%). This decrease is due primarily to a decrease in cash available for investment.

        As discussed previously, the Partnership has a 50% ownership interest in investment properties. The net loss from these investments is approximately $531,000 for the nine months ended September 30, 2007 compared to a loss of approximately $84,000 for the nine months ended September 30, 2006 an increase of approximately $447,000. The Partnership's share of loss includes a gain on the sale of units of approximately $1,268,000 and $856,000 for the nine months ended September 30, 2007 and 2006, respectively. (See Note 14 to the financial statements for additional information.)

        The Partnership has recorded a loss of $100,000 in the second quarter of 2007 in connection with the sale of Middlesex Apartments in Brookline, Massachusetts. The Partnership has revised its estimates in connection with the sale of a unit which has resulted in a charge to income during the nine months ended September 30, 2007.

        As a result of the changes discussed above, net income for the nine months ended September 30, 2007 was $746,666 compared to $1,357,574 for the nine months ended September 30, 2006, a decrease of $619,909 (45%).

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2007 and 2006 was the collection of rents.

        The majority of cash and cash equivalents of $9,639,410 at September 30, 2007 and $9,773,250 at December 31, 2006 were held in interest bearing accounts at creditworthy financial institutions.

        This decrease of $133,840 for the nine months ended September 30, 2007 is summarized as follows:

	Nine Months Ended September 30,
	2007	2006
Cash provided by operating activities	$5,525,997	$6,344,636
Cash (used in) investing activities	(308,229)	(2,724,264)
Cash (used in) financing activities	(1,727,115)	(674,185)
Distributions paid	(3,624,493)	(3,632,412)

Net (decrease) in cash and cash equivalents	$(133,840)	$(686,225)

        The cash provided by operating activities is primarily due to net income plus depreciation expense and a non cash loss on the investment in joint ventures. The decrease in cash used in investing activities is due to the receipt of a distribution from the joint ventures during the nine months ended September 30, 2007. The increase in cash used in financing activities is due to the buyback of receipts of $924,634 as well as principal payments of $802,481 on the mortgage notes payable.

        During the nine months ended September 30, 2007 the Partnership received distributions of $1,850,000 from the joint ventures compared to an investment of $900,000 in the joint venture during the nine months ended September 30, 2006. See Note 14 of the Consolidated Financial Statements for additional information on the joint ventures and the related financial information.

        The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, June 30, and September 30, 2007 for a total distribution of $3,624,493. Management anticipates that similar distributions will continue to be made during 2007.

        During the nine months ended September 30, 2007, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,113,000. The most significant improvements were made at the following properties: approximately $319,000 at Hamilton Oaks Apartments in Brockton, Massachusetts; approximately $267,000 at Executive Apartments in Framingham, Massachusetts; approximately $232,000 at the Westgate Apartments in Woburn, Massachusetts; approximately $198,000 at Redwood Hills in Worcester, Massachusetts; approximately $171,000 at School Street in Framingham, Massachusetts; approximately $128,000 at 62 Boylston Street in Boston, Massachusetts; approximately $125,000 at Westside Colonial in Brockton, Massachusetts and approximately $102,000 at 1144 Commonwealth Avenue in Boston, Massachusetts. All such improvements were funded from the Partnership's cash reserves and escrow accounts established in connection with the financing of applicable properties.

        In addition to the improvements made to date in 2007, the Partnership and its Subsidiary Partnerships plan to invest approximately $436,000 in capital improvements during the balance of 2007, the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, School Street, Westside Colonial, Westgate Woburn and Clovelly Apartments. These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership's cash.

        As of September 30, 2007, the Partnership had a 50% ownership in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2007, our proportionate share of the non-recourse debt related to these investments was equal to approximately $27,276,000. See Note 14 to the Consolidated Financial Statements for details of the investment in joint ventures including results of operations, equity and units sales.

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

Off Balance Sheet Arrangements

        The Partnership does not have any off-balance sheet arrangements.

Factors That May Affect Future Results

        Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). While forward looking statements reflect management's good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2007 and beyond.

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

  The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenant's financial condition and the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues. The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership's tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single-family homes in the Greater Boston metropolitan area.

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

  Any weakness identified in the Partnership's internal controls as part of the evaluation being undertaken by the Company and its independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Company's business.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2007, the Partnership and its subsidiary Partnerships collectively have approximately $114,000,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

        For additional disclosures about market risk, see "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results."

Item 4—CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures. The Company's management, with the participation of the Company's president and chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's president and chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        There is no material pending legal proceedings.

Item 1A.    Risk Factors

        There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

  (a)
  None

  (b)
  None

  (c)
  Furnish the information required by Item 703 of Regulation S-K for any repurchase made in the quarter covered by the report. Provide disclosures covering repurchases made on a monthly basis.

  Total Number of Receipts Purchased

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Receipts that may be purchased Under the Plan
August 1 to August 31, 2007	$75.31	8,400	100,000
September 1 to September 30, 2007	$79.14	3,890	91,600
		12,290	87,710

        On August 20, 2007, the General Partner of the Partnership authorized a Depositary Receipt Repurchase Program, which permits the Partnership to purchase up to 100,000 receipts of its authorize and issued Depositary Receipts.

        The program expires August 19, 2008. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Partnership's capital structure.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On June 29, 2007, the Partnership commenced a consent solicitation to submit the qualification and election of certain persons to the Partnership's Advisory Committee for the approval of the Partnership's limited partners. This consent solicitation was terminated as set forth in the Partnership's Current Report on Form 8-K filed on August 1, 2007, which is incorporated herein by reference.

        On September 28, 2007, the Partnership commenced a new consent solicitation to submit the qualification and election of a new slate of nominees to the Partnership's Advisory Committee for the approval of the Partnership's limited partners. Consents of limited partners were tabulated as of

October 29, 2007 as set forth in the Partnership's Current Report on Form 8-K filed on November 7, 2007, which is incorporated herein by reference.

Item 5.    Other Information

        None.

Item 6.    Exhibits

(a)
See the exhibit index below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
	By:	NEWREAL, INC., its General Partner*
	By:	/s/ RONALD BROWN Ronald Brown President
	*	Functional equivalent of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
NEW ENGLAND REALTY ASSOCIATES, L.P. PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007
  Item 2—MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX