Form 10-K
period 2007-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2008-03-17
CIK 746514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Documents Incorporated By Reference

         None

         As of June 30, 2007, the aggregate market value of the registrant's common equity held by non-affiliates of the registrant was $95,081,364 based on the average bid and asked price of the registrant's Depositary Receipts on such date.

         As of February 29, 2008, there were 118,426 of the registrant's Class A units (1,184,758 Depositary Receipts) of limited partnership issued and outstanding and 33,015 Class B units of limited partnership issued and outstanding.

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

        The authorized capital of the Partnership is represented by three classes of partnership units ("Units"). There are two categories of limited partnership interests ("Class A Units" and "Class B Units") and one category of general partnership interests (the "General Partnership Units"). The Class A Units were issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Each Class A Unit is exchangeable for ten publicly traded depositary receipts ("Receipts"), which are currently listed on the American Stock Exchange and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the "General Partner"). Under the Partnership Agreement, 80% of Partnership profits and distributions are allocable and distributable to the Class A Units, 19% to the Class B Units and 1% to the General Partnership Units.

        The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 24 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership's subsidiary limited partnerships and limited liabilities companies are each referred to as a "Subsidiary Partnership" and are collectively referred to as the "Subsidiary Partnerships."

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in nine limited liability companies (the "Investment Properties") in which the Partnership has a 50% ownership interest. For the Investment Properties, the Partnership owns 50% of each entity, the majority shareholder of the General Partner owns between 43.2% and 47.5%, the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0 and 2.3% respectively. The Partnership's interest in the Investment Properties is accounted for on the equity method of consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation." See Note 14 to the Consolidated Financial Statements for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

        The long-term goals of the Partnership are to manage, rent and improve its properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties. Proceeds from any such sales or refinancing will be reinvested in acquisitions of other properties, distributed to the partners, repurchase equity interests, or used for operating expenses or reserves, as determined by the General Partner.

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership and its Subsidiary Partnerships currently contracts with the management company for 45 individuals at the Properties and 13 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 1, 2008, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of February 1, 2008, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts, a commercial building in Newton, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of February 1, 2008, the Partnership owned a 50% ownership interest in nine residential and mixed use complexes, the Investment Properties, with a total of 410 residential units, one commercial unit, and a parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

        The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the "Properties."

        Harold Brown and, in certain cases, Ronald Brown, and officers and employees of the Hamilton Company own or have owned interests in certain of the Properties and the Subsidiary Partnerships. See "Item 13. Certain Relationships, Related Transactions and Director Independence."

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

Recent Developments

        In 2007 and 2006, the Partnership paid distributions of $28.00 per Unit ($2.80 per Receipt) for a total payment of $4,783,169 in 2007 and $4,843,216 in 2006. In February 2008, the Partnership approved a quarterly distribution of $7.00 per Unit ($0.70 per Receipt), payable on March 31, 2008.

        During 2007, the Board of Directors and the General Partner authorized the repurchase of up to 200,000 Depositary Receipts to be held as treasury stock. Management believes that the repurchase of the publicly traded Depositary Receipts is a good use of its available cash reserves in contrast to other investment options available at this time and would benefit the Partnership in the long term. The latest round of refinancing enabled the Partnership to increase its stock repurchase goals while at the same time not impairing the Partnership's ability to meet its obligations and to continue its quarterly distribution program. Through December 31, 2007, a total of 71,357 receipts have been purchased for $5,380,707. In January 2008, the General Partner authorized an additional increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 200,000 to 300,000, and to 500,000 on March 10, 2008. The timing and amount of repurchases is dependent upon market conditions including, but not limited to, trading price and availability and the Partnership may suspend the program at any time. As of March 14, 2008, the Partnership had repurchased since August 15, 2007, 325,744 Depositary Receipts at an average price of $77.13 per receipt totaling approximately $25,126,000 including brokerage fees paid by the Partnership.

        At March 14, 2008, substantially as a result of the $25,126,000 repurchase of Depositary Receipts described above, the Partnership has negative Partnership Capital of approximately $7,000,000.

        In October 2007, the Partnership signed a purchase and sale agreement to sell the Oak Ridge Apartments in Foxboro, Massachusetts. The sale was completed on January 3, 2008 and the sale price was $7,150,000. The sale resulted in a gain of approximately $6,500,000. In November, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts. The purchase price was $3,475,000 and the building consists of 5,850 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Oak Ridge up to the purchase price of the Newton property. Most of the taxable gain of approximately $3,000,000 will be taxed at the capital gain rates. In accordance with Section 1031, the Newton property was owned by a Qualified Intermediary for the period from the purchase date of the Newton property and the sale date of the Foxboro property. The Qualified Intermediary borrowed $3,225,112 from Harold Brown, Treasurer of the General Partner, to purchase the Newton property. This loan was paid in full, with interest at 6% of $34,401, from the proceeds of the Oak Ridge sale on January 3, 2008. On January 22, 2008, the Partnership financed the Newton property with a first mortgage of $1,700,000 at 5.75% interest only until maturity in January 2018.

        In January 2008, the Partnership commenced marketing for the sale of Coach Apartments in Acton, Massachusetts. On March 5, 2008, the Partnership signed an agreement to sell the property for

$4,600,000 resulting in a gain to the Partnership of approximately $3,600,000. This gain will substantially be taxed as a long term capital gain. The Partnership will receive approximately $2,600,000 from this transaction after payment of the existing mortgage of $1,500,000 and prepayment penalties and closing costs of approximately $500,000.

        In February 2008, the Partnership refinanced ten properties with outstanding 7.84%-8.44% mortgages of approximately $37,800,000 with new mortgages totaling $60,000,000. The new mortgages which mature in February 2023 require interest only payments at interest rates from 5.6% to 5.7%. Deferred costs associated with these mortgages totaled approximately $710,000 and, accordingly, the effective interest rates are 5.7% to 5.8%. Prepayment penalties of approximately $3,700,000 were incurred in these transactions. After payment of existing mortgages, prepayment penalties and other costs of the transactions, approximately $16,000,000 was received by the Partnership.

        Additionally, the Partnership is in the process of refinancing two additional properties. One property with a mortgage balance of approximately $3,500,000 at 8% and maturing in 2016 is scheduled to be refinanced in March 2008 with a $6,000,000 at 5.97% interest only mortgage maturing in March 2018. Prepayment penalties and other costs are estimated at $850,000. The second property with a balance of approximately $4,600,000 maturing in June 2008 with interest at a rate of 6.52% is scheduled to be refinanced at maturity with a $7,000,000 at 5.59% interest only mortgage maturing in June 2023. Closing costs are estimated to be $100,000. There are no prepayment penalties.

        During 2007, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $1,688,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, Executive Apartments, Westgate Woburn Apartments, School Street, Redwood Hills and Westside Colonial, at a cost of approximately $276,000, $268,000, $234,000, $230,000, $160,000 and $105,000, respectively. The Partnership plans to invest approximately $2,700,000 in capital improvements in 2008.

Advisory Committee

        On October 29, 2007, Gregory Dube, Robert Nahigian, and Thomas Raffoul were elected to fill the current vacancies on the Advisory Committee. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

Available Information

        The Partnership's website is www.thehamiltoncompany.com. On its website, the Partnership makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. These forms are made available as soon as reasonably practical after the Partnership electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Partnership's website includes other items related to corporate governance matters, including, among other things, the Partnership's corporate governance guidelines, charters of various committees of the Board of Directors, and the Partnership's code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained, free of charge, from the website. Any shareholder may obtain copies of these documents, free of charge, by sending a request in writing to: Director of Investor Relations, New England Realty Associates Limited Partnership, 39 Brighton Avenue, Allston, MA 02134.

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

  •
  changes in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, pest control, staffing and other general costs);

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

        The properties we own are concentrated in Eastern Massachusetts and Southern New Hampshire.    Our performance, therefore, is linked to economic conditions and the market for available rental housing in these states. A decline in the market for apartment housing and/or commercial properties may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

        Our insurance may not be adequate to cover certain risks.    There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks that may be uninsurable, or are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our equity in the affected property as well as the anticipated future cash flow from that property. Any such loss could have a material adverse effect on our business, financial condition and results of operations.

        Debt financing could adversely affect our performance.    The vast majority of our assets are encumbered by project specific, non-recourse, non-cross-collateralized mortgage debt. There is a risk that these properties will not have sufficient cash flow from operations for payments of required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the Partnership will either invest additional money in the property or the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

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

        Our financial results may be adversely impacted if we are unable to sell properties and employ the proceeds in accordance with our strategic plan.    Our ability to pay down debt, reduce our interest costs, repurchase Depositary Receipts and acquire properties is dependent upon our ability to sell the properties we have selected for disposition at the prices and within the deadlines we have established for each respective property.

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

        We are subject to the risks associated with investments through joint ventures.    Nine of our properties are owned by joint ventures in which we do not have a controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer's interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families owned approximately 20.0% of our depositary receipts as of December 31, 2007. Additionally, management decisions rest with our General Partner without limited partner approval.

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

        Changes in market conditions could adversely affect the market price of our Depositary Receipts.    As with other publicly traded equity securities, the value of our depositary receipts depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our depositary receipts are the following:

  •
  the extent of your interest in us;

  •
  the general reputation of real estate companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

        The market value of our depositary is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our depositary receipts may trade at prices that are higher or lower than our net asset value per depositary receipt.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    THE PROPERTIES

        The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 50% interest in nine Investment Properties.

        See also "Item 13. Certain Relationships and Related Transactions, and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 22 Apartment Complexes, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2008, the principal amount outstanding under any mortgages as of December 31, 2007, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

        Mortgages refinanced subsequent to December 31, 2007 are shown in (parentheses).

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2007	Maturity Date of Mortgage
Avon Street Apartments L.P. 130 Avon Street Malden, MA	66 units 0 three-bedroom 30 two-bedroom 33 one-bedroom 3 studios	N/A $1,050–1,300 $760–1,125 $865–915	2	$2,550,000 4.99%	2013
Boylston Downtown L.P. 62 Boylston Street Boston, MA	268 units 0 three-bedroom 0 two-bedroom 53 one-bedroom 215 studios	N/A N/A $1,480–1,925 $1,030–1,475	2	$19,500,000 4.84%	2013
Brookside Associates, LLC 5–7–10–12 Totman Road Woburn, MA	44 units 0 three-bedroom 34 two-bedroom 10 one-bedroom 0 studios	N/A $1,095–1,300 $1000–1,100 N/A	0	$1,948,589 7.63%	2011
Clovelly Apartments L.P. 160–170 Concord Street Nashua, NH	103 units 0 three-bedroom 53 two-bedroom 50 one-bedroom 0 studios	N/A $820–1,100 $750–850 N/A	1	$2,200,000 8.44% $(4,160,000) (5.62)%	2010 (2023)
Coach L.P. 53–55 Brook Street Acton, MA	48 units 0 three-bedroom 24 two-bedroom 24 one-bedroom 0 studios	N/A $1,025–1,175 $775–1,050 N/A	1	$1,500,000 8.46%	2010
Commonwealth 1137 L.P. 1131–1137 Commonwealth Ave. Allston, MA	35 units 28 three-bedroom 5 two-bedroom 1 one-bedroom 1 studio	$1,400–3,845 $1,275–1,500 $625 $750	0	$1,800,000 8.44% (3,750,000) (5.6)%	2010 (2023)
Commonwealth 1144 L.P. 1144–1160 Commonwealth Ave. Allston, MA	261 units 0 three-bedroom 11 two bedroom 109 one-bedroom 141 studios	N/A $1,100–1,375 $800–1,300 $750–975	8	$7,500,000 8.44% $(14,780,000) (5.6)%	2010 (2023)
Courtyard at Westgate, LLC 105–107 Westgate Drive Burlington, MA	20 units 0 three-bedroom 12 two bedroom 8 one-bedroom 0 studios	N/A $820–1,100 $750–850 N/A	0	$2,000,000 5.25%	2015
Dean Street Associates, LLC 38–48 Dean Street Norwood, MA	69 units 0 three-bedroom 66 two-bedroom 3 one-bedroom 0 studios	N/A $975–1,250 $900–1,025 N/A	2	$5,644,178 5.13%	2014
Executive Apartments L.P 545–561 Worcester Road Framingham, MA	72 units 1 three-bedroom 47 two-bedroom 24 one-bedroom 0 studios	$1,200 $1,000–1,125 $800–1,050 N/A	3	$1,900,000 8.44% $(2,415,000) (5.6)%	2010 (2023)

Hamilton Oaks Associates, LLC 30–50 Oak Street Extension 40–60 Reservoir Street Brockton, MA	268 units 0 three-bedroom 96 two-bedroom 159 one-bedroom 13 studios	N/A $910–1,175 $750–975 $725–850	11	$10,672,763 7.84% $(11,925,000) (5.6)%	2009 (2023)
Highland Street Apartments L.P. 38–40 Highland Street Lowell, MA	36 units 0 three-bedroom 24 two-bedroom 10 one-bedroom 2 studios	N/A $815–950 $650–850 $550–715	0	$800,000 8.44% $(1,050,000) (5.6)%	2010 (2023)
Linhart L.P 4–34 Lincoln Street Newton, MA	9 units 0 three-bedroom 0 two-bedroom 6 one-bedroom 3 studios	N/A N/A $750–1,000 $750–875	0	$1,700,000 8.46%	2010
Nashoba Apartments L.P. 284 Great Road Acton, MA	32 units 0 three-bedroom 32 two-bedroom 0 one-bedroom 0 studios	N/A $1,050–1,375 N/A N/A	0	$2,000,000 5.30%	2013
North Beacon 140 L.P. 140–154 North Beacon Street Brighton, MA	65 units 10 three-bedroom 54 two-bedroom 1 one-bedroom 0 studios	$2,000–2,175 $1,450–1,975 $800 N/A	0	$4,500,000 8.44% $(6,937,000) (5.6)%	2010 (2023)
Oak Ridge Apartments L.P. 135 Chestnut Street Foxboro, MA (sold January 3, 2008)	61 units 42 three-bedroom 19 two-bedroom 0 one-bedroom 0 studios	$1,075–1,250 $925–1,025 N/A N/A	2	$2,700,000 5.04%	2013
Olde English Apartments L.P. 703-718 Chelmsford Street Lowell, MA	84 units 0 three-bedroom 47 two-bedroom 30 one-bedroom 7 studios	N/A $875–1,075 $800–945 $725-850	2	$1,850,000 8.44% $(3,080,000) (5.6)%	2010 (2023)
Redwood Hills L.P. 376–384 Sunderland Road Worcester, MA	180 units 0 three-bedroom 89 two-bedroom 91 one-bedroom 0 studios	N/A $850–1,185 $800–1,175 N/A	6	$4,750,000 8.44% $(6,743,000) (5.6)%	2010 (2023)
River Drive L.P. 3–17 River Drive Danvers, MA	72 units 0 three-bedroom 60 two-bedroom 5 one-bedroom 7 studios	N/A $950–1,085 $880–950 $750–870	1	$1,850,000 8.44% $(3,465,000) (5.6)%	2010 (2023)
School Street 9, LLC 9 School Street Framingham, MA	184 units 0 three-bedroom 93 two-bedroom 89 one-bedroom 2 studios	N/A $995–1,280 $875–1,105 $300–1,200	3	$16,635,817 5.47%	2013

WCB Associates, LLC 10–70 Westland Street 985–997 Pleasant Street Brockton, MA	180 units 1 three-bedroom 94 two-bedroom 85 one-bedroom 0 studios	$1,060 $875–1050 $800–930 N/A	13	$4,605,904 6.52%	2008
Westgate Apartments, LLC 2–20 Westgate Drive Woburn, MA	220 units 0 three-bedroom 110 two-bedroom 110 one-bedroom 0 studios	N/A $975–1,340 $860–1,230 N/A	3	$9,878,928 7.07%	2014

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 24 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 24 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2008.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2007	Maturity Date of Mortgage
Harvard Gardens 45–59 Harvard Ave. Brookline, MA	5 units 0 three-bedroom 5 two-bedroom 0 one-bedroom 0 studios	N/A $2,100–2,450 N/A N/A	0	$1,600,000 5.25%	2009
Riverside Apartments 8–20 Riverside Street Watertown, MA	19 units 0 three-bedroom 12 two-bedroom 5 one-bedroom 2 studios	N/A $1,125–1,325 $636–1,220 $900	0	—	—

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2008, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $22.74. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $20,000 per year through June 30, 2011. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2008, the commercial space was fully occupied, and the average rent per square foot was $15.53. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $29,000 per year through November 2010. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,055 square feet of rentable commercial space. As of February 1, 2008, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $24.14. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2008, and the average rent per square foot as of that date was $27.32. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. As of December 31, 2007, the mortgage had an outstanding balance of $3,493,725 with interest rate of 8.0%. The refinance of this property was closed in March 2008. The new mortgage is $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2008, Staples Plaza was fully occupied, and the average net rent per square foot was $23.22.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. The property was fully rented at an average rent of $39.91 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. The interest rate is 5.75%, interest only, and matures in January 2018.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2007	Maturity Date of Mortgage
345 Franklin, LLC(B) 345 Franklin Street Cambridge, MA	40 Units 0 three-bedroom 39 two-bedroom 1 one-bedroom 0 studios	N/A $2,000–2,350 $1,630 N/A	1	$7,589,778 6.90%	2014
Hamilton on Main, LLC(A) Units held for sale 223 Main Street Watertown, MA	5 Units 0 three-bedroom 0 two-bedroom 5 one-bedroom 0 studios	N/A N/A $1,050–1,350 N/A	3	—	—

Hamilton on Main Apts, LLC(B) Units to be retained 223 Main Street Watertown, MA	146 Units 0 three-bedroom 89 two-bedroom 39 one-bedroom 18 studios	N/A $1,200–1,650 $1,100–1,350 $800–1,200	2	$16,825,000 5.18%	2015
Hamilton Minuteman, LLC(B) 1 April Lane Lexington, MA	42 Units 0 three-bedroom 40 two-bedroom 2 one-bedroom 0 studios	N/A $1,550–1,650 $1,200-1,400 N/A	1	$5,500,000 5.67%	2017
Hamilton Essex 81 Apts, LLC(B) Residential 81–83 Essex Street Boston, Massachusetts	49 Units 0 three-bedroom 7 two-bedroom 42 one-bedroom	N/A $1,450–1,800 $1,050–1,350	0	$7,762,000 5.88%	2017
Hamilton Essex 81, LLC(B) Commercial 81–83 Essex Street Boston, Massachusetts	1 Unit		0	$3,000,000 6.63%	2009
Hamilton 1025, LLC(A) Units held for sale 1025 Hancock Street Quincy, Massachusetts	3 Units 0 three-bedroom 0 two-bedroom 3 one-bedroom 0 studios	N/A N/A $1,150–1,200 N/A	0	—	N/A
Hamilton 1025, LLC(B) Units to be retained 1025 Hancock Street Quincy, Massachusetts	48 Units 0 three-bedroom 32 two-bedroom 16 one-bedroom 0 studio	N/A $1,400–1,425 $1,150–1,225 N/A	1	$5,000,000 5.67%	2016
Hamilton Bay, LLC(A) Units held for sale 165–185 Quincy Shore Drive Quincy, Massachusetts	28 Units 0 three-bedroom 4 two-bedroom 24 one-bedroom	N/A $1,550–1,600 $1,250–1,300	8	$582,828 6.63%	2008
Hamilton Bay, LLC(B) Units to be retained 165-185 Quincy Shore Drive Quincy, Massachusetts	48 Units 0 three-bedroom 24 two-bedroom 24 one-bedroom	N/A $1,525–1,625 $1,200–1,300	0	$4,750,000 5.57%	2017

(A)
Represents unsold units at February 1, 2008

(B)
Represents units to be retained

        345 FRANKLIN, LLC.    In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 due in 2014.

        HAMILTON ON MAIN, LLC.    In August 2004, the Partnership acquired for approximately $8,000,000 a 50% interest in a six building 280-unit apartment complex in Watertown, Massachusetts for $56,000,000. A $43,000,000 mortgage was obtained on the buildings. This acquisition was subsequently split into two parcels of three buildings with the intention of selling 137 apartments in three buildings as condominiums and retaining 146 units, after additional modifications were made, in three buildings. At December 31, 2007, there are five unsold units, three of which have a signed purchase and sales agreement. There is no mortgage outstanding on the remaining unsold units.

        In February 2005, Hamilton on Main obtained a new ten year mortgage on the three buildings to be retained for $16,825,000 interest only at 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which was used to reduce the existing mortgage. Hamilton Place incurred losses in 2005 of approximately $400,000 in connection with this early extinguishment of debt.

        HAMILTON MINUTEMAN, LLC.    In August 2004, the Partnership acquired, through this LLC, a 50% interest in a 42-unit apartment building in Lexington, Massachusetts for approximately $10,000,000. Each investor invested approximately $5,075,000 to initially fund the purchase price of the property. In October 2004, the Partnership obtained a three year mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. In January 2007, the original mortgage was refinanced for $5,500,000. This refinancing required a capital contribution by the Partnership of $1,250,000. The new mortgage, which matures in 2017, has an interest rate of 5.67% interest only for five years with a 30-year amortization thereafter.

        HAMILTON ESSEX 81, LLC.    On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising of 49 apartments, a commercial space, and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums, in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81 Apartments, LLC. The new mortgage of $7,762,000 at 5.88% on the apartments matures in 2017. The original mortgage with a balance of $3,000,000 at a variable rate of 1.75% over the 30 day Libor rate (6.6%) at December 31, 2007 on the commercial space and is due in 2009. This may be extended for an additional two years upon the payment each year of $1,000,000. The investment in the commercial property is referred to as Essex 81, LLC.

        HAMILTON 1025, LLC.    The Partnership invested $2,352,500 for a 50% interest in a 176 unit property located in Quincy, Massachusetts in March 2005. A mortgage of $19,200,000 was obtained to fund this $23,750,000 acquisition. The 30-month mortgage has a floating interest of 2% over the 30 day Libor Index (4.6% at December 31, 2007). The Partnership plans to sell 130 units as condominiums. As of December 31, 2007, the mortgage balance on the units being retained was $5,000,000.

        HAMILTON BAY, LLC.    On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (4.6% at December 31, 2007) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. As of December 31, 2007, the mortgage balance on this property was $5,332,828. As of February 1, 2008, 92 units have been sold and two units are under agreement. In February 2007, the Partnership refinanced the units to be retained for $4,750,000. The interest rate is 5.57%, interest only for five years with a 30 year amortization thereafter until maturity in 2017.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 28, 2007, the General Partner initiated a consent solicitation to the limited partners of the Partnership to qualify and elect members of the Partnership's advisory committee (the "Advisory Committee"). In accordance with the terms and conditions of the consent solicitation, the votes of the limited partners were tabulated on October 29, 2007 and Gregory R. Dube, Robert J. Nahigian and Thomas Raffoul received the affirmative vote of a majority of the outstanding limited partnership units of the Partnership and have been elected to the Advisory Committee. Edward Sarkisian received the affirmative vote of a majority of the outstanding limited partnership units of the Partnership and is qualified for future appointment to the Advisory Committee in the event of a vacancy. The votes for and against each nominee are set forth in the table below.

Advisory Committee Elections

Nominee	Votes For*	% of Total Outstanding*	Votes Against*
Gregory R. Dube	117,586	68.6%	21,742
Robert J. Nahigian	117,583	68.6%	21,745
Thomas Raffoul	117,702	68.7%	21,626
Edward Sarkisian	98,344	57.4%	40,984

*
Assumes the conversion of all depositary receipts to Class A Units and rounding of fractional shares

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Each Class A Unit is exchangeable, through Computershare Trust Company ("Computershare") (formerly Equiserve LP), the Partnership's Depositary Agent, for ten Depositary Receipts ("Receipts"). The Receipts are listed and publicly traded on the American Stock Exchange under the symbol "NEN". Prior to December 13, 2002, the Receipts were listed and publicly traded on NASDAQ under the symbol "NEWRZ". There has never been an established trading market for the Class B Units or General Partnership Units.

        In 2007, the high and low bid quotations for the Receipts were $93.00 and $65.25, respectively. The table below sets forth the high and low bids for each quarter of 2007 and 2006 and the distributions paid on the Partnership's Depositary Receipts:

	2007			2006
	Low Bid	High Bid	Distributions	Low Bid	High Bid	Distributions
First Quarter	$78.50	$93.00	$0.70	$74.50	$79.05	$0.70
Second Quarter	$76.00	$87.49	$0.70	$66.76	$76.85	$0.70
Third Quarter	$71.70	$85.00	$0.70	$66.80	$72.75	$0.70
Fourth Quarter	$65.25	$81.00	$0.70	$67.00	$79.05	$0.70

Distribution to Limited and General Partners were:

	2007	2006
Class A—Limited Partners (80%)	$3,826,535	$3,874,572
Class B—Limited Partners (19%)	908,802	920,211
Class C—General Partner (1%)	47,832	48,433

Total	$4,783,169	$4,843,216

        On February 29, 2008, the closing price on the American Stock Exchange for a Depositary Receipt was $78.90. There were 1,312,419 Depositary Receipts outstanding held by 1,336 shareholders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2007 and 2006, the Partnership made total distributions of $28.00 per Unit, ($2.80 per Receipt). These were paid quarterly on March 31, June 30, September 30 and December 31 at $7.00 per Unit ($0.70 per Receipt). The total value of the distribution in 2007 was $4,783,169 and $4,843,216 in 2006. In February 2008, the Partnership declared a quarterly distribution of $7.00 per Unit ($.70 per Receipt) payable on March 31, 2008.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units. The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2008:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Receipts that may be purchased Under the Plan (as amended)
Total repurchases authorized			500,000
August 15 to September 30, 2007	$76.51	11,990	488,010
October 1 to October 31, 2007	$79.10	10,406	477,604
November 1 to November 30, 2007	$75.60	15,178	462,426
December 1 to December 31, 2007	$72.38	33,783	428,643

Total:	$74.74	71,357	428,643

        On August 20, 2007, the General Partner of the Partnership authorized a Depositary Receipt Repurchase Program pursuant to which the Partnership was authorized to purchase up to 100,000 receipts of its authorize and issued Depositary Receipts. On January 15, 2008, the General Partner authorized an increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 100,000 to 200,000. On January 30, 2008, the General Partner authorized an increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 200,000 to 300,000. On March 10, 2008, the General Partner authorized an increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.

        See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through March 14, 2008.

        The program expires August 19, 2008. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Partnership's capital structure.

Performance Graph

        The following graph compares total returns for the Partnership's Depositary Receipts from the last five fiscal years to the American Stock Exchange Composite Index (the "Amex Composite") and to the National Association of Real Estate Investment Trusts, Inc.'s All Index (the "NAREIT All Index"). The graph assumes that the value of the investment in the Partnership's Depositary Receipts and in the Amex Composite and NAREIT All indices was $100 at December 31, 2002 and that all dividends were reinvested. The price of the Partnership's Depositary Receipts on December 31, 2002 (on which the graph is based) was $41.65. The stockholder return shown on the following graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., The AMEX Composite Index
And The NAREIT All Index

* $100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The information required by this Item is included on page 40 of this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Report. This Report, on Form 10-K, contains forward-looking statements within the meaning of securities law. Actual results of developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitled "Factors That May Affect Future Results" and elsewhere in the Report.

        For 2007, the Partnership met its goals of revenue collection and high occupancy amidst a backdrop of a declining economy. Management believes that the general reduction in credit availability, (triggered by the sub prime collapse of the 2007), rising unemployment rates, the specter of inflation and a weak job growth in the Commonwealth will likely make it difficult to repeat this performance in 2008. Management anticipates an increase in bad debt and vacancy levels during 2008 and 2009 thus lowering revenue collection. Despite a reduction in repairs and maintenance expenses for 2007, Management believes that utilities, taxes, snow removal and health insurance will rise during 2008 and 2009. These anticipated revenue declines and operating expense increases will likely reduce core net operating income, before debt service, to a level below 2007.

        The Partnership's exposure to the Joint Venture condominium sales was substantially reduced with the dual focus of refinancing the remaining units and the near sellout of two of the three "For Sale" properties. This leaves 36 condominium units for sale (down from an original inventory of over 640 units). Management continually monitors core operations. It continues to use its economies of scale regarding utility purchasing, appliances, insurance, cleaning, landscaping, waste removal etc. and is continually reviewing the performance of its heating and cooling systems. Management believes that the apartment improvement program will continue to pay long term dividends and its long term goal of switching from carpet replacement to hardwood flooring will have equally positive long term results. From a review of the portfolio, Oak Ridge Apartments was sold in January 2008 as it was not considered integral to the future growth of the Partnership. In a similar fashion, the Partnership acquired a small retail block in proximity to another Partnership asset in Newton. The disposition and acquisition were orchestrated to mitigate the tax liability to the Partners via a tax free exchange known as "Reverse 1031 Exchange". As Management actively reviews various risks within the portfolio, it takes a long term view of its outstanding debt in light of the current favorable interest rate environment. Accordingly, Management will be refinancing 12 properties during the first and second quarters of 2008 raising, after closing costs, over $20,000,000 in additional capital. These funds will be used toward working capital, equity repurchase program as well as acquisitions.

        Management announced a stock repurchase program during the latter half of 2007. Management believes that the repurchase of the publicly traded Depositary Receipts was a good use of its available cash reserves in contrast to other investment options available at that time and would benefit the Partnership as a whole in the long term. The latest round of refinancing enabled the Partnership to increase its stock repurchase goals while at the same time not impairing the Partnerships ability to meet its obligations and to continue its quarterly distribution program. From August 15, 2007 through March 14, 2008, the Partnership has purchased 325,744 Depositary Receipts at a total cost of $25,125,538 and may, in the future, repurchase additional Depositary Receipts at costs it considers opportune to the Partnership.

        The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's and Joint Ventures' Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

        At February 29, 2008, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 24.4% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. Two of NewReal's other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership's Class A Units or receipts.

        In addition to the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows NewReal to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership's properties. Additionally, from time to time, the Partnership pays Hamilton for repairs and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

        Hamilton accounted for approximately 5% of the repair and maintenance expense paid for by the Partnership in the years ended December 31, 2007 and 4% in 2006. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 59% of the legal services paid for by the Partnership during the year ended December 31, 2007 and approximately 72% for the year ended December 31, 2006.

        Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

        R. Brown Partners, which is owned by Ronald Brown, manages the condominium association containing five condominium units located in Brookline, Massachusetts. That entity will receive annual management fees from the five units of approximately $3,000, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership's Partnership Agreement.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2007, Hamilton provided the Partnership approximately $750,000 in construction and architectural services. In 2006, Hamilton provided construction and architectural services paid for by the Partnership totaling $36,000.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2007, Hamilton charged the Partnership $100,000 per year ($25,000 per quarter) for bookkeeping and accounting services. In 2008, Hamilton will charge the Partnership $100,000 for bookkeeping and accounting services ($25,000 per quarter.)

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

        Real Estate and Depreciation:    Real estate assets are stated at the lower of cost or fair value, less accumulated depreciation. Costs related to the acquisition, development, construction and improvement of properties are capitalized, including interest, wages and benefits, real estate taxes and insurance. Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing. Replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations, are capitalized and depreciated over their estimated useful lives as follows:

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

        If there is an event or change in circumstances that indicates impairment in the value of a property, the Partnership's policy is to assess the impairment by making a comparison of the current and projected operating cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If the carrying value is in excess of the estimated projected operating cash flows of the property, the Partnership would recognize an impairment loss equivalent to the amount required to adjust the carrying amount to its estimated fair value. The Partnership has not recognized an impairment loss since 1995.

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

RESULTS OF OPERATIONS

Years ended December 31, 2007 and December 31, 2006 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $1,130,221 during the year ended December 31, 2007, compared to $1,247,560 for the year ended December 31, 2006, a decrease of $117,339 (9.4%).

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2008	February 1, 2007
Residential
Units—exclusive of available for sale units	2,316	2,377
Vacancies	58	32
Vacancy rate	2.5%	1.3%
Commercial
Total square feet	90,848	84,998
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2007		2006
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$31,985	$31,229	$31,689	$30,948
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$366	$366	$389	$389

        Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:

	Year Ended December 31,
			Dollar Change	Percent Change
	2007	2006
Revenues:
Rental income	$31,228,847	$30,947,953	$280,894	0.9%
Laundry and sundry income	396,894	427,993	(31,099)	(7.3)%

	31,625,741	31,375,946	249,795	0.8%

Expenses
Administrative	1,617,349	1,426,386	190,963	13.4%
Depreciation and amortization	6,903,790	6,752,703	151,087	2.2%
Interest	7,574,784	7,603,463	(28,679)	(0.4)%
Management fees	1,279,770	1,267,252	12,518	1.0%
Operating	4,121,795	3,831,442	290,353	7.6%
Renting	496,335	476,726	19,609	4.1%
Repairs and maintenance	4,869,479	5,337,090	(467,611)	(8.8)%
Taxes and insurance	3,498,347	3,422,591	75,756	2.2%

	30,361,649	30,117,653	243,996	0.8%

Income Before Other Income and Discontinued Operations	1,264,092	1,258,293	5,799	0.5%

Other Income (Loss)
Interest income	382,154	433,921	(51,767)	(11.9)%
Casualty (loss)	(189,633)	—	(189,633)	NA
Income (loss) from investment in joint venture	(326,392)	(444,654)	118,262	26.6%

	(133,871)	(10,733)	(123,138)	1147%

Income from Continuing Operations	1,130,221	1,247,560	(117,339)	(9.4)%

Discontinued Operations:
Income from discontinued operations	156,511	155,640	871	0.6%
Gain (loss) on sale of real estate from discontinued operations	(100,000)	—	(100,000)	NA

	56,511	155,640	(99,129)	(63.7)%

Net Income	$1,186,732	1,403,200	(216,468)	(15.4)%

        Rental income from continuing operations for the year ended December 31, 2007 was approximately $31,229,000, compared to approximately $30,948,000 for the year ended December 31, 2006, an increase of approximately $281,000 (0.9%). Properties with significant increases in rental income include the 1144 Commonwealth Avenue, Lincoln Street, and Westside Colonial. Additionally, the Partnership's acquisition of Linewt in October represents approximately $45,000 of this increase.

The increase in rental income at the Partnership's existing properties is due to improved occupancy levels and slight increases in rental rates.

        Expenses from continuing operations for the year ended December 31, 2007 were approximately $30,362,000, compared to approximately $30,118,000 for the year ended December 31, 2006, an increase of approximately $244,000 (0.8%). The most significant factors contributing to this increase were: an increase in administrative expenses of approximately $191,000 (13%) due to an increase in professional fees; an increase in depreciation and amortization of approximately $151,000 (2%) due to continued improvements to Partnership properties; an increase in operating expenses of approximately $290,000 (7.6%) due to an increase in utilities and snow removal costs; an increase in taxes and insurance of approximately $76,000 (2.2%) due to an increase in insurance premiums; an increase in renting expenses of approximately $20,000 (4.1%) due to increases in rental commissions and an increase in the management fee of approximately $13,000 (1.0%) due to an increase in rental income.

        These increases in expenses are offset by a decrease in repairs and maintenance expenses of approximately $468,000 (8.8%) due to significant repairs done to properties in 2006 as well as lower tenant turnover. Interest expense decreased approximately $29,000 (0.4%) due to a lower level of debt.

        At December 31, 2007, the Partnership has a 50% ownership interest in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the 50% owned Investment Properties was approximately $326,000. Included in this loss is depreciation expense of approximately $4,318,000 and a gain on the sale of units of approximately $3,279,000. There were 129 units sold in 2007. The operating loss can be further attributable to absorbing the expenses of vacant units being held for sale as described in Note 2 to the Consolidated Financial Statements. In 2006, the Partnership's share of loss was approximately $445,000. Included in the Partnership's share of loss was a gain on the sale of units of approximately $5,435,000 and depreciation expense of $4,786,000. There were 104 units sold in 2006.

        Interest income for the year ended December 31, 2007 was approximately $382,000 compared to approximately $434,000 for the year ended December 31, 2006, a decrease of approximately $52,000. This decrease is due to a decrease in cash available for investment as well as lower interest rates.

        During 2007 the Partnership suffered casualty losses at three of the properties. The net loss to the Partnership after insurance recovery is approximately $190,000. In addition, the Partnership recorded a loss of $100,000 on the sale of Middlesex Apartments in Brookline, Massachusetts. The Partnership revised their estimates in connection with the sale of a unit which has resulted in a charge to income of $100,000 in 2007.

        In January 2008, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts. The net operating income of Oak Ridge is approximately $157,000 and is included in discontinued operations.

        As a result of the changes discussed above, net income for the year ended December 31, 2007 was approximately $1,187,000 compared to approximately $1,403,000 for the year ended December 31, 2006, a decrease of approximately $216,000

Years ended December 31, 2006 and December 31, 2005 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $1,258,293 during the year ended December 31, 2006, compared to $1,687,168 for the year ended December 31, 2005, a decrease of $428,875 (25%).

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2007	February 25, 2006
Residential
Units—exclusive of available for sale units	2,377	2,377
Vacancies	32	23
Vacancy rate	1.3%	1.0%
Commercial
Total square feet	84,998	84,998
Vacancy	0	0
Vacancy rate	0%	0%

        Rental income from continuing operations for the year ended December 31, 2006 was approximately $30,948,000, compared to approximately $30,562,000 for the year ended December 31, 2005, an increase of approximately $386,000. Properties with significant increases in rental income include the Courtyard at Westgate, 62 Boylston Street, Westgate Apartments, Westside Colonial, Hamilton Oaks and School Street. These increases are due to improved occupancy levels and slight increases in rental rates.

        Expenses from continuing operations for the year ended December 31, 2006 were approximately $30,118,000, compared to approximately $29,298,000 for the year ended December 31, 2005, an increase of approximately $820,000 (2.8%). The most significant factors contributing to this increase were: an increase in repairs and maintenance expenses of approximately $588,000 (12%) due to an increase in salaries and wages for the repairs and maintenance staff as well as an increase in the cleaning services due to continued efforts to maintain high levels of occupancy; an increase in depreciation and amortization of approximately $390,000 (6.0%) due to continued improvements to Partnership properties; an increase in administrative expenses of approximately $87,000 (6.5%) due to an increase in professional fees; and an increase in the management fee of approximately $18,000 (1.5%) due to an increase in rental income.

        These increases are offset by a decrease in operating expenses of approximately $147,000 (3.7%) due to a decrease in snow removal and utility costs due to a mild winter; and a decrease in renting expenses of approximately $40,000 (7.7%) due to a decrease in rental commissions.

        At December 31, 2006, the Partnership has a 50% ownership interest in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the 50% owned Investment Properties in 2006 was approximately $445,000. Included in this loss is depreciation expense of approximately $4,786,000 and a gain on the sale of units of approximately $5,435,000. There were 104 units sold in 2006. The operating loss can be further attributable to absorbing the expenses of vacant units being held for sale as described in Note 2 to the Consolidated Financial Statements. In 2005, the Partnership's share of income was approximately $1,352,000. Included in the Partnership's share of income was a gain on the sale of units of approximately $4,242,000 and depreciation expense of $2,119,000. There were 147 units sold in 2005. Interest income for the year ended December 31, 2006, was approximately $434,000 compared to approximately $224,000 for the year ended December 31, 2005, an increase of approximately $210,000. This increase is due to an increase in interest rates.

        As a result of the changes discussed above, net income for the year ended December 31, 2006 was approximately $1,403,000 compared to approximately $9,456,000, a decrease of approximately $8,052,000. The net income for the year ended December 31, 2006 includes income from discontinued operations of approximately $156,000 for the year ended December 31, 2006 and approximately $229,000 for the year ended December 31, 2005 which is income from the Oak Ridge Apartments which was subsequently sold in January 2008. In addition, included in the net income for the year ended December 31, 2005 is a gain of approximately $5,960,000 on the sale of Middlesex Apartments.

        Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:

	Year Ended December 31,
			Dollar Change	Percent Change
	2006	2005
Revenues:
Rental income	$30,947,953	$30,562,306	$385,647	1.3%
Laundry and sundry income	427,993	422,475	5,518	1.3%

	31,375,946	30,984,781	391,165	1.3%

Expenses
Administrative	1,426,386	1,339,268	87,118	6.5%
Depreciation and amortization	6,752,703	6,362,541	390,162	6.1%
Interest	7,603,463	7,660,361	(56,898)	(0.7)%
Management fees	1,267,252	1,249,023	18,229	1.5%
Operating	3,831,442	3,978,801	(147,359)	(3.7)%
Renting	476,726	516,234	(39,508)	(7.7)%
Repairs and maintenance	5,337,090	4,748,610	588,480	12.4%
Taxes and insurance	3,422,591	3,442,775	(20,184)	(0.6)%

	30,117,653	29,297,613	820,040	2.8%

Income Before Other Income and Discontinued Operations	1,258,293	1,687,168	(428,875)	(25.4)%

Other Income (Loss)
Interest income	433,921	224,354	209,567	93.4%
Income (loss) from investment in joint venture	(444,654)	1,352,144	(1,796,798)	(133)%
Other Income (expenses)	—	2,500	(2,500)	(100)%

	(10,733)	1,578,998	(1,589,731)	(101)%

Income from Continuing Operations	1,247,560	3,266,166	(2,018,606)	(61.8)%

Discontinued Operations:
Income from discontinued operations	155,640	229,479	(73,839)	(32.2)%
Gain on sale of real estate from discontinued operations	—	5,960,034	(5,960,034)	(100)%

	155,640	6,189,513	(6,033,873)	(97.5)%

Net Income	$1,403,200	$9,455,679	$(8,052,479)	(85.2)%

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2007 and 2006 was the collection of rents. The majority of cash and cash equivalents of $6,890,252 at December 31, 2007 and $9,773,250 at December 31, 2006 were held in interest bearing accounts at creditworthy financial institutions.

        This decrease of $2,882,725 at December 31, 2007 is summarized as follows:

	Year Ended December 31,
	2007	2006
Cash provided by operating activities	$8,642,625	$8,589,954
Cash (used in) investing activities	(3,506,745)	(5,096,691)
Cash provided by (used in) financing activities	2,145,271	(926,189)
Repurchase of Depositary Receipts	(5,380,707)	—
Distributions paid	(4,783,169)	(4,843,216)

Net increase (decrease) in cash and cash equivalents	$(2,882,725)	$(2,276,142)

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash used in investing activities is due to the purchase of Linewt and improvements to the Partnership properties reduced by a distribution received from the joint ventures. The increase in cash provided by financing activities is due to the proceeds of a note in October 2007.

        During 2007, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $1,688,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, Executive Apartments, Westgate Woburn Apartments, School Street, Redwood Hills and Westside Colonial, at a cost of approximately $276,000, $268,000, $234,000, $230,000, $160,000 and $105,000, respectively. The Partnership plans to invest approximately $2,700,000 in capital improvements in 2008.

        Management announced a stock repurchase program during the latter half of 2007. Management believes that the repurchase of the publicly traded Depositary Receipts is a good use of its available cash reserves in contrast to other investment options available at that time and will benefit the Partnership in the long term. The latest round of refinancing enabled the Partnership to increase its stock repurchase goals while at the same time not impairing the Partnerships ability to meet its obligations and to continue its quarterly distribution program.

        During 2007 the Partnership repurchased 71,357 Depositary Receipts at a total cost of $5,380,707. The purchase was funded from cash reserves. In January 2008, the Partnership purchased an additional 113,518 Depositary Receipts for a total cost of $8,570,609. In order to fund this purchase, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full on February 29, 2008 with interest at 6%, for a total interest of $37,899. From January 1 through March 14, 2008 a total of 254,387 Receipts were purchased for $19,744,831 at an average cost of $77.61.

        In October 2007, the Partnership purchased a commercial building in Newton, Massachusetts which consists of 5,850 square feet. The purchase price was $3,475,000. The funds to purchase the property were obtained as a loan from Harold Brown, Treasurer of the General Partner. In connection with this purchase, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts in January 2008. The sale price was $7,150,000, and resulted in a gain of approximately $6,500,000. These transactions were recorded as a like kind exchange in accordance with the IRS Code Section 1031, resulting in a taxable gain to the Partnership approximately $3,000,000. The loan to Harold Brown was paid in full in January 2008, with interest of $34,401 at a rate of 6%. The Partnership obtained a first mortgage of $1,700,000 on the property in Newton "Linewt". The terms of the mortgage are interest only at a rate of 5.75% and matures in January 2018.

        In February 2008, the Partnership obtained mortgages on 11 properties. The new mortgages total approximately $60,000,000 with interest rates ranging 5.6% to 5.8%. The new mortgages mature in 2023 and call for interest only payments. After payments of existing mortgages of approximately $37,800,000 and prepayment penalties of approximately $3,700,000, the excess funds were used to pay the loan of $5,285,000 to Harold Brown and to repurchase Depositary Receipts.

        On March 5, 2008, the Partnership signed a purchase and sales agreement for the sale of Coach Estates in Acton, Massachusetts. The sale price is $4,600,000. After payment of the existing mortgage and closing costs of approximately $500,000, the net cash of $2,500,000 will be added to the Partnership's cash reserves.

        The Partnership paid quarterly distributions of $7.00 per Unit ($0.70 per Receipt) on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. The total distributions paid during the year ended December 31, 2007 were $4,783,169 and $4,843,216 during the year ended December 31, 2006.

        In February 2008, the Partnership approved a distribution of $7.00 per Unit ($0.70 per Receipt) payable March 31, 2008.

        The Partnership anticipates that cash from operations and interest bearing investments will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

        As of December 31, 2007, the Partnership had a 50% ownership in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2007, our proportionate share of the non-recourse debt related to these investments was equal to approximately $25,505,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward Looking Statements

        Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management's good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2008 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

        Along with risks detailed in Item 1A and from time to time in the Partnership's filings with the Securities and Exchange Commission, some factors that could cause the Partnership's actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

  •
  The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership's control.

  •
  The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants' financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants. The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership's tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single family homes in the Greater Boston metropolitan area.

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

  •
  Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership's or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership's buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2007, the Partnership and its Subsidiary Partnerships collectively have approximately $114,000,000 in long-term debt, all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. Approximately $3,600,000 of Investment Property mortgages payable are at a variable rate of 1.75% over the 30 day LIBOR rate (6.6% at December 31, 2007). These mortgages mature through 2009. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-32 of this Form 10-K and are indexed herein under Item 15(a)(1).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their reviews, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2007. Our independent registered public accounting firm, Miller Wachman LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND COPORATE GOVERNANCE

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

        From October 1992 until 1996, the General Partner engaged The Hamilton Partnership as the management company to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, a Massachusetts corporation, was the 99% General Partner of The Hamilton Partnership. During 1996, the Hamilton Partnership was dissolved and its successor and general partner assumed the management functions of the Hamilton Partnership. The Hamilton Company continues to manage the Properties. The Hamilton Company was purchased by Harold Brown in August 1993. Harold Brown also owned the corporation that was the 1% limited partner of the Hamilton Partnership. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2007.

        Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

        The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen, Conrad DiGregorio, Roberta Ornstein and David Aloise. The directors of the General Partner hold office until their successors are duly elected and qualified.

        Ronald Brown and Harold Brown hold all of the executive officer positions of the General Partner. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

        On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of November 6, 2007, the Audit Committee consisted of Guilliaem Aertsen, David Aloise, and Roberta Ornstein. The Board of Directors of the General Partner has determined that Guilliaem Aertsen is an audit committee financial expert, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

        The following table sets forth the name and age of each director and officer of the General Partner and each such person's principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	72	Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).
Harold Brown, Treasurer and Director (since 1984)	83	Sole proprietor, THC (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).

Guilliaem Aertsen, IV, Director (since 2002)	60	Chief Executive Officer, Aertsen Ventures LLC (since 1999); Co-Chairman of AGS Realty Advisors (since 1999); Director and CFO of CineCast LLC (since 1999); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997); Chairman of the Board of Trustees of the Old South Church (1992-2002); Executive Vice President of BankBoston (1996-1998).
Conrad DiGregorio, Director (since 2002)	82	Member of Advisory Committee of the Partnership (1984) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Roberta Ornstein, Director (since 2007)	58	Senior Vice President and Managing Director, Scudder Investments/Deutsche Asset Management (1998—2005); Director and Chief Financial Officer, Summit Partners (1997—1998); Vice President, Liberty Financial (1996—1997); Senior Vice President, Shearson Lehman Brothers (1993—1994); Senior Vice President—Treasury Group, The Boston Company (1983—1993).
David Aloise, Director (since 2007)	53	Founder and principal of Aloise & Associates, LLC (since 2000); executive positions in the areas of C&I loan workout, real estate workout, corporate banking and small business banking at Bank Boston Corporation (1979—2000); Member of the Turnaround Management Association.

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

        Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons—either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act—failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year:

	Number of Late Reports	Number of Transactions Note Timely Reported	Number of Failures to File a Required Report
Roberta Ornstein	1	0	1(a	)
David Aloise	1	0	1(a	)
Harold Brown	1	1	0

(a)
Represents the reporting person's failure to file a Form 3 upon being appointed to the General Partner's board of directors on November 6, 2007. Neither reporting person owns any securities of the Partnership.

CODE OF ETHICS

        The Partnership, its General Partner and Hamilton, the Partnership's management company, have adopted a Code of Business Conduct and Ethics, which constitutes a "Code of Ethics" as defined by the SEC and applies to executive officers as well as to all other employees. A copy of the Code of

Business Conduct and Ethics is available in the "Investor Relations" section of the management company's website at www.thehamiltoncompany.com. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments and waivers of the Code of Business Conduct and Ethics in the same place on the aforementioned website.

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2007. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2007 was approximately $1,310,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2007.

        In 2007, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $489,000 inclusive of construction supervision and architectural fees of approximately $62,000, repairs and maintenance service fees of approximately $253,000, and legal fees of approximately $174,000. The Partnership also paid Hamilton approximately $100,000 for accounting services and approximately $689,000 for construction costs capitalized in rental properties. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $531,000 from the 50% owned Investment Properties of which approximately $268,000 was the management fee, approximately $13,000 was for construction supervision and architectural fees, and approximately $228,000 was for maintenance services, $17,000 for legal services, and $5,000 for construction costs. Also, the Hamilton Company received approximately $82,000 in legal fees from the sales of units.

        The Advisory Committee held four meetings during 2007, and a total of $4,000 was paid for attendance at and participation in such meetings. Additionally, each member of the Audit Committee received $500 per meeting for a total of $2,000 in 2007.

Board of Directors Interlocks and Insider Participation

        There are no interlocking relationships involving the board of directors of the General Partner and the board of directors or compensation committee of any other company, which would require disclosure under the rules of the SEC.

Compensation Committee Report

        The board of directors of the general partner has reviewed the Compensation Discussion and Analysis and discussed that analysis with management of Hamilton. Based on its review and discussions with management, the board recommended that the Compensation Discussion and Analysis be included in the company's Annual Report on Form 10-K for the year ended December 31, 2007. This report is provided by the board of directors of the General Partner.

THE BOARD OF DIRECTORS OF NEWREAL, INC., THE GENERAL PARTNER OF NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
David Aloise Guilliaem Aertsen, IV Harold Brown Ronald Brown Conrad DiGregorio Roberta Ornstein

Compensation Discussion & Analysis

        As discussed above, the only compensation awarded to, earned by, or paid to any person or entity performing management or policy-making functions for the Partnership are in the form of the Management Fee, the Administrative Fee, and the Commission paid to Hamilton as the management entity employed by the General Partner. The Partnership's third-party management structure is customary among publicly traded limited partnerships, particularly those partnerships in the Partnership's peer group in the residential real estate industry. The Management Fee and Commission payable to Hamilton pursuant to the Partnership Agreement increase proportionately with the income and gross sale price figures, respectively, to which such elements of compensation are tied. This compensation arrangement provides an incentive for Hamilton to maximize income and gross sale prices of the Partnership which, in turn, maximizes the Limited Partners' return on their investment.

        Except as otherwise disclosed herein above, the Partnership does not pay any compensation as such term is defined in Item 402(a)(2) of Regulation S-K, and the foregoing discussion includes all of the material information that is necessary to an understanding of the Partnership's compensation policies and decisions regarding the General Partner and Hamilton.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

        As of February 29, 2008, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of February 29, 2008, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 1,128,358 Depositary Receipts had been issued to 1,047 holders. As of February 29, 2008, there were issued and outstanding 5,640 Class A Units (not including the Depositary Receipts) held by 276 limited partners, 33,015 Class B Units and 1,738 General Partnership Units held by the persons listed below. During 2007, 846 Class A Units were exchanged for 8,460 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2007 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A			Class B			General Partnership
Directors and Officers	Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned
Harold Brown	(1)	(1)		24,761(2)	75	%(2)	(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
NERA 1994 Irrevocable Trust	(1)	(1)		0	0		0	0
c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116
Ronald Brown	765(4)	0.6	%(4)	8,254	25%		(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0	0		0	0		0	0
175 West Brookline Street Boston, MA 02118
Conrad DiGregorio	40	0.03%		0	0		0	0
34 Gladstone Street East Boston, MA 02128

David Aloise	0	0		0	0		0	0
241 Cottage Park Road Winthrop, MA 02152
Roberta Ornstein	50	0.04%		0	0		0	0
20 Webster Street Brookline, MA 02446
NewReal, Inc.	0	0		0	0		1,738	100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	26,236(5)	20	%(5)	33,015(6)	100	%(6)	(3)	100	%(3)
5% Owners that are not Directors and Officers
Mercury Real Estate Advisors LLC	0(8)	0	%(8)	0	0		0	0
("Mercury Advisors") 3 River Road Greenwich, CT 06807
Mercury Special Situations Fund LTD	296	0.2	%(8)	0	0		0	0
3 River Road Greenwich, CT 06807
Mercury Special Situations Offshore Fund LTD	4,443	3.4	%(8)	0	0		0	0
3 River Road Greenwich, CT 06807
Mercury Global Alpha Fund LP	2,650	2.0	%(8)	0	0		0	0
3 River Road Greenwich, CT 06807
Mercury Global Alpha Offshore Fund LP	3,366	2.6	%(8)	0	0		0	0
3 River Road Greenwich, CT 06807
Charles L. Frischer	6,599	5.0	%(9)	0	0		0	0
30 West 63rd Street New York, NY 10023
Steven A. Berger	4,449	3.4	%(9)	0	0		0	0
30 West 63rd Street New York, NY 10023
Jon Goodman	100	0.1	%(9)	0	0		0	0
30 West 63rd Street NewYork, NY 10023

(1)
As of February 29, 2008, 254,728 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 25,473 Class A Units (approximately 21.5% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 22,275 Class A Units (approximately 21.5% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 254,728 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

(2)
Consists of Class B Units held by the Trust. See Note (1) above. Harold Brown currently has no voting or investment power over the Class B Units held by the Trust and disclaims beneficial ownership of such Class B Units. The Trustees share voting and investment power over the Class B Units held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 25,461 Class B Units held by the Trust. The Trustees have no pecuniary interest in the Class B Units held by the Trust and disclaim beneficial ownership of such Class B Units.

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

(5)
Consists of the Class A Units described in Notes (1) and (4) above, plus those held by Mr. DiGregorio and Ms. Ornstein, as indicated in the table.

(6)
Includes the Class B Units described in Note (2) above.

(7)
See Item 10, "Compliance with Section 16(A) of the Securities Exchange Act of 1934."

(8)
Mr. Malcolm F. MacLean IV ("Mr. MacLean") and Mr. David R. Jarvis ("Mr. Jarvis") are the Managing Members of Mercury Advisors which act as investment advisors to Mercury Special Situations. As such, Messrs. MacLean and Jarvis are deemed to have complete discretion with respect to the depositary receipts of the issuer held by each entity. The information with respect to Mercury Advisors and Mercury Special Situations is based on the Schedule 13D/A dated January 25, 2008, filed by such entities, Mr. MacLean and Mr. Jarvis with the Securities and Exchange Commission.

On January 18, 2008, 113,518 Depositary Receipts were repurchased as treasury shares. The total cost of this acquisition was $8,570,609.

(9)
By virtue of their status as a "group" for purposes of Rule 13d-5, each of the Reporting Persons may be deemed to have shared voting and dispositive power over the Depositary Receipts owned by the other Reporting Persons. Each Reporting Person disclaims beneficial ownership of the Depositary Receipts owned by the other Reporting Persons.

On March 12, 13, 14, 2008, Messrs. Frischer, Berger, and Goodman sold to the Partnership 124,001 Depositary Receipts for $9,973,500.

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less. On November 7, 2007 Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2009 for up to 50,000 Depositary Receipts at prices up to $100 each.

The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Harold Brown and Ronald Brown are brothers.

        There are no other family relationships among any of our directors. Messrs. Aertsen, DiGregorio, Aloise and Ms. Ornstein representing a majority of our directors, are determined to be independent under the rules of the American Stock Exchange and the SEC. The board holds regularly scheduled meetings.

        The Partnership invested approximately $18,000,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has a 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 47.5% and the President and five employees of the management company own between 6.8% and 2.5% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

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

        In December 2004, the Partnership sold Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000, which resulted in a capital gain for the Partnership of approximately $6,000,000 and increased the Partnership's cash reserves by approximately $4,600,000 after payment of the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. It was the buyer's intent to sell the property as condominium units as soon as practical. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company was the sales agent and received variable commissions of 3% to 5% on each sale. Although the buyer assumed the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess would be split equally between the buyer and the Partnership.

        See also "Item 2. Properties," "Item 10. Directors, Executive Officers, and Corporate Governance" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2007 and has reported on the 2007 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Audit Fees
Recurring annual audits, audit of internal control and quarterly Reviews	$260,500	$199,000

Audit-Related Fees	—	—

Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	$69,000	$60,000
Tax Planning and research	—	—

All Other Fees	—	—

Total Fees	$329,500	$259,000

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2007 and 2006 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at December 31, 2007 and 2006

      Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

      Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2007, 2006 and 2005

      Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

      Notes to Consolidated Financial Statements

    2.
    Consolidated Financial Statement Schedules:

      Valuation and Qualifying Accounts

      Other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

  (b)
  Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
INCOME STATEMENT INFORMATION
Revenues	$31,625,741	$31,375,946	$30,984,781	$30,136,919	$29,945,823
Expenses	30,361,649	30,117,653	29,297,613	28,084,114	25,869,132
Income before other income and discontinued operations	1,264,092	1,258,293	1,687,168	2,052,806	4,076,691
Other Income (Loss)	(133,871)	(10,733)	1,578,998	(535,758)	(1,205,905)
Income before discontinued operations	1,130,221	1,247,560	3,266,166	1,699,327	2,870,787
Discontinued operations	56,511	155,640	6,189,513	95,368	(101,659)
Net Income	1,186,732	1,403,200	9,455,679	1,612,417	2,769,128
Income before discontinued operations per Unit	6.58	7.20	18.85	9.06	15.71
Discontinued operations per Unit	0.33	0.90	35.73	0.25	0.27
Net Income per Unit	6.91	8.10	54.58	9.31	15.98
Distributions to Partners per Unit	28.00	28.00	28.00	27.16	29.40
Net Income per Depositary Receipt	0.69	0.81	5.46	0.93	1.60
Distributions to Partners per Depositary Receipt	2.80	2.80	2.80	2.72	2.94
BALANCE SHEET INFORMATION
Real Estate, gross	148,294,233	144,801,927	142,937,900	143,697,616	137,236,551
Real Estate, net	97,175,902	98,283,838	102,209,561	106,291,364	104,192,876
Total Assets	124,391,770	130,483,310	135,053,940	130,977,293	134,464,296
Net Real Estate Investments	97,175,902	98,283,838	102,209,561	106,291,364	104,192,876
Total Debt Outstanding	116,804,323	114,659,052	115,585,241	115,611,800	115,911,209
Partners' Capital	2,664,859	11,642,003	15,082,019	10,469,556	13,561,977

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2007	2006	2005	2004	2003
Residential
Units	2,377	2,377	2,377	2,402	2,400
Vacancies	46	32	23	62	37
Vacancy rate	1.9%	1.3%	1.0%	2.6%	1.5%
Commercial
Total square feet	90,848	84,998	84,998	85,275	85,275
Vacancy (in square feet)	0	0	0	0	0
Vacancy rate	0%	0%	0%	0%	0%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

        In our opinion, the accompanying consolidated balance sheets at December 31, 2007 and 2006 and the consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2007, present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiaries, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of the management of the partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MILLER WACHMAN LLP Boston, Massachusetts March 14, 2008

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Rental Properties	$97,175,902	$98,283,838
Property Held for Sale	601,634	—
Cash and Cash Equivalents	6,890,525	9,773,250
Rents Receivable	505,869	580,638
Real Estate Tax Escrows	483,010	826,301
Prepaid Expenses and Other Assets	3,335,431	2,341,653
Investment in Joint Venture	15,011,786	18,193,178
Financing and Leasing Fees	387,613	484,452

Total Assets	$124,391,770	$130,483,310

LIABILITIES AND PARTNERS' CAPITAL
Note Payable	$3,224,419	$—
Mortgage Notes Payable	113,579,904	114,659,052
Accounts Payable and Accrued Expenses	1,746,266	1,289,642
Advance Rental Payments and Security Deposits	3,176,322	2,892,613

Total Liabilities	$121,726,911	$118,841,307
Commitments and Contingent Liabilities (Note 9)
Partners' Capital 166,116 and 173,252 units outstanding in 2007 and 2006 respectively	2,664,859	11,642,003

Total Liabilities and Partners' Capital	$124,391,770	$130,483,310

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Revenues
Rental income	$31,228,847	$30,947,953	$30,562,306
Laundry and sundry income	396,894	427,993	422,475

	31,625,741	31,375,946	30,984,781

Expenses
Administrative	1,617,349	1,426,386	1,339,268
Depreciation and amortization	6,903,790	6,752,703	6,362,541
Interest	7,574,784	7,603,463	7,660,361
Management fees	1,279,770	1,267,252	1,249,023
Operating	4,121,795	3,831,442	3,978,801
Renting	496,335	476,726	516,234
Repairs and maintenance	4,869,479	5,337,090	4,748,610
Taxes and insurance	3,498,347	3,422,591	3,442,775

	30,361,649	30,117,653	29,297,613

Income Before Other Income and Discontinued Operations	1,264,092	1,258,293	1,687,168

Other Income (Loss)
Interest income	382,154	433,921	224,354
Casualty (Losses)	(189,633)	—	—
Income (Loss) from investment in joint ventures	(326,392)	(444,654)	1,352,144
Other income	—	—	2,500

	(133,871)	(10,733)	1,578,998

Income From Continuing Operations	1,130,221	1,247,560	3,266,166

Discontinued Operations
Income from discontinued operations	156,511	155,640	229,479
Gain (loss) on sale of real estate from discontinued operations	(100,000)	—	5,960,034

	56,511	155,640	6,189,513

Net Income	$1,186,732	$1,403,200	$9,455,679

Income per Unit
Income before discontinued operation	$6.58	$7.20	$18.85
Income from discontinued operations	0.33	0.90	35.73

Net Income per Unit	$6.91	$8.10	$54.58

Weighted Average Number of Units Outstanding	171,822	173,252	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

							Partner's Capital
			Units
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2005	144,180	34,243	1,802	180,225	6,973	173,252	$8,372,714	$1,991,972	$104,870	$10,469,556
Distribution to Partners	—	—	—	—	—	—	(3,874,573)	(920,211)	(48,432)	(4,843,216)
Net Income	—	—	—	—	—	—	7,564,543	1,796,579	94,557	9,455,679
Balance, December 31, 2005	144,180	34,243	1,802	180,225	6,973	173,252	$12,062,684	$2,868,340	$150,995	$15,082,019
Distribution to Partners	—	—	—	—	—	—	(3,874,572)	(920,211)	(48,433)	(4,843,216)
Net Income	—	—	—	—	—	—	1,122,560	266,608	14,032	1,403,200
Balance, December 31, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(3,826,535)	(908,802)	(47,832)	(4,783,169)
Stock Buyback					7,136	7,136	(5,380,707)	—	—	(5,380,707)
Net Income	—	—	—	—	—	—	949,386	225,479	11,867	1,186,732

Balance, December 31, 2007	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,186,732	$1,403,200	$9,455,679

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,984,033	6,820,360	6,430,055
(Income) Loss from investments in joint ventures	326,392	444,654	(1,352,144)
(Income) on sale of real estate from discontinued operations	—	—	(5,960,034)
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	74,769	(100,520)	106,866
(Decrease) in financing and leasing fees	(19,148)	(13,775)	(44,854)
Increase (Decrease) in accounts payable and accrued expense	456,624	(153,818)	(61,930)
(Increase) Decrease in real estate tax escrow	343,291	(67,481)	(22,212)
Decrease (Increase) in prepaid expenses and other assets	(993,778)	307,941	(42,083)
(Decrease) Increase in advance rental payments and security deposits	283,710	(50,607)	(443,328)

Total Adjustments	7,455,893	7,186,754	(1,389,664)

Net cash provided by operating activities	8,642,625	8,589,954	8,066,015

Cash Flows Used in Investing Activities
(Investment in) joint ventures	(45,000)	(2,350,000)	(6,927,500)
Proceeds from joint ventures	2,900,000	50,000	2,175,000
Purchase and improvement of rental properties	(6,361,745)	(2,796,691)	(2,612,246)
Net proceeds from the sale of rental property	—	—	6,359,088

Net cash (used in) investing activities	(3,506,745)	(5,096,691)	(1,005,658)

Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	3,224,419	—	2,000,000
Principal payments of mortgage notes payable	(1,079,148)	(926,189)	(2,030,559)
Stock buyback	(5,380,707)	—	—
Distributions to partners	(4,783,169)	(4,843,216)	(4,843,216)

Net cash provided by (used in) financing activities	(8,018,605)	(5,769,405)	(4,873,775)

Net Increase (Decrease in) Cash and Cash Equivalents	(2,882,725)	(2,276,142)	2,186,582
Cash and Cash Equivalents, at beginning of year	9,773,250	12,049,392	9,862,810

Cash and Cash Equivalents, at end of year	$6,890,525	$9,773,250	$12,049,392

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for nine limited liability companies (the "Investment Properties" or the "Joint Ventures") in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned joint ventures using the equity method of consolidation. (See Note 14 for information on the Investment Properties).

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

DECEMBER 31, 2007

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Segment Reporting:    Operating segments are revenue-producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as one segment.

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2007, 2006 or 2005 other than net income as reported.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2007 or 2006. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At December 31, 2007, substantially all of the Partnership's cash and cash equivalents were held in interest- bearing accounts at financial institutions, earning interest at rates from 2.85% to 4.42%. At December 31, 2007 and December 31, 2006, respectively, approximately $7,500,000 and $10,000,000 of cash and cash equivalents, and cash from security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $119,494, $149,799 and $129,313 in 2007, 2006 and 2005, respectively.

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

        Interest Capitalized:    The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the year ended December 31, 2007 and the year ended December 31, 2006, there was no capitalized interest.

        Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2007, the Partnership and its Subsidiary Partnerships owned 2,377 residential apartment units in 22 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2007, the Subsidiary Partnerships owned a commercial shopping center in Framingham and a commercial property in Newton and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        Additionally, as of December 31, 2007, the Partnership owned a 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") with a total of 410 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

        Rental properties excluding the held for sale properties in 2007 consist of the following:

	Year Ended December 31,
	2007	2006	Useful Life
Land, improvements and parking lots	$23,974,356	$23,217,629	15—40 years
Buildings and improvements	107,874,576	105,759,848	15—40 years
Kitchen cabinets	4,291,082	3,994,136	5—10 years
Carpets	3,537,939	3,447,775	5—10 years
Air conditioning	882,857	838,324	7—10 years
Laundry equipment	200,253	192,938	5—7 years
Elevators	896,394	748,769	20 years
Swimming pools	149,136	147,082	10 years
Equipment	1,708,887	1,629,583	5—7 years
Motor vehicles	105,800	113,150	5 years
Fences	228,375	250,352	5—10 years
Furniture and fixtures	4,341,332	4,331,597	5—7 years
Smoke alarms	103,248	130,744	5—7 years

	$148,294,233	144,801,927
Less accumulated depreciation	(51,118,331)	(46,518,089)

	$97,175,902	$98,283,838

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2. RENTAL PROPERTIES (Continued)

        Real estate and accumulated depreciation as of December 31, 2007 is:

  (a)
  Including Oak Ridge which is held for sale.

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$2,550,000	$62,700	$837,318	$655,059	$62,700	$1,492,377	$1,555,077	$1,063,072	Sept. 1977
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$6,718,252	$2,112,000	$15,311,363	$17,423,363	$6,687,434	July 1995
Brookside Associates, LLC Residential Apartments Woburn, Massachusetts	$1,948,589	$684,000	$3,116,000	$423,153	$684,000	$3,539,153	$4,223,153	$1,092,322	Oct. 2000
Coach L.P. Residential Apartments Acton, Massachusetts	$1,500,000	$140,600	$445,791	$582,291	$140,600	$1,028,082	$1,168,682	$722,824	Sept. 1977
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$670,980	$44,965	$5,149,667	$5,194,632	$864,808	Sept. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$2,200,000	$177,610	$1,478,359	$879,306	$177,610	$2,357,665	$2,535,275	$1,866,545	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$1,800,000	$342,000	$1,367,669	$524,183	$342,000	$1,891,852	$2,233,852	$856,320	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$7,500,000	$1,410,000	$5,664,816	$1,308,606	$1,410,000	$6,973,422	$8,383,422	$3,117,614	July 1995
Condominium Units Riverside Residential Units Massachusetts	$0	$23,346	$190,807	$57,250	$23,346	$248,057	$271,403	$228,099	Sept. 1977
Condominium Units 45 Harvard Residential Units Brookline, Massachusetts	$1,600,000	$484,156	$1,936,624	$5,237	$484,156	$1,941,860	$2,426,016	$338,887	Jun. 2003
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$1,900,000	$91,400	$740,360	$949,554	$91,400	$1,689,914	$1,781,314	$1,083,179	Sept. 1977
Hamilton Linewt LLC Commercial—1031 Exchange Brockton, Massachusetts	$0	$884,042	$2,652,127	$8,597	$884,042	$2,660,724	$3,544,766	$11,334	Nov. 2007
Hamilton Oaks Assoc. LLC Residential/Commercial Brockton, Massachusetts	$10,672,763	$2,175,000	$12,325,000	$1,669,194	$2,175,000	$13,994,194	$16,169,194	$5,194,799	Dec. 1999
Highland St. Apartments L.P. Residential Apartments Lowell, Massachusetts	$800,000	$156,000	$634,085	$294,429	$156,000	$928,514	$1,084,514	$438,317	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,700,000	$385,000	$1,540,000	$1,116,035	$385,000	$2,656,035	$3,041,035	$1,356,547	Jan. 1995

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2. RENTAL PROPERTIES (Continued)

Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$712,735	$79,650	$997,283	$1,076,933	$692,291	Sept. 1977
NERA Dean St. Associates LLC Residential Units Boston, Massachusetts	$5,644,178	$1,512,000	$5,701,480	$284,353	$1,512,000	$5,985,833	$7,497,833	$1,435,563	June 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	$4,500,000	$936,000	$3,762,013	$1,289,888	$936,000	$5,051,901	$5,987,901	$2,265,745	July 1995
Oak Ridge Apartments L.P.(a) Residential Apartments Foxboro, Massachusetts	$2,700,000	$135,300	$406,544	$1,198,228	$135,300	$1,604,772	$1,740,072	$1,138,438	Sept. 1977
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$1,850,000	$46,181	$878,323	$733,676	$46,181	$1,611,999	$1,658,180	$1,274,285	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$1,850,000	$72,525	$587,777	$1,240,794	$72,525	$1,828,571	$1,901,096	$1,393,781	Sept. 1977
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$4,750,000	$1,200,000	$4,810,604	$1,798,342	$1,200,000	$6,608,946	$7,808,946	$2,997,398	July 1995
School St. Assoc LLC Residential Apartments Framingham, Massachusetts	$16,635,817	$4,686,728	$18,746,911	$1,201,906	$4,686,728	$19,948,817	$24,635,545	$5,922,679	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$3,493,725	$3,280,000	$4,920,000	$26,072	$3,280,000	$4,946,072	$8,226,072	$1,419,096	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$4,605,904	$1,335,000	$7,565,501	$1,371,678	$1,335,000	$8,937,179	$10,272,179	$3,493,727	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$9,878,927	$461,300	$2,424,636	$5,352,107	$417,107	$7,776,743	$8,193,850	$5,301,666	Sept. 1977

	$113,579,904	$22,917,503	$96,089,090	$31,071,905	$22,873,311	$127,160,995	$150,034,305	$52,256,770

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements.

(3)
In 2007, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	15—40 years
Other Categories of Assets	5—20 years
(4)
The tax basis of the above properties is approximately $96,700,000 at December 31, 2007.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2. RENTAL PROPERTIES (Continued)

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2007	2006	2005
Rental Properties
Balance, Beginning	$144,801,927	$143,662,572	$142,937,900
Additions:
Buildings, improvements and other assets	6,361,745	2,796,692	2,612,246

	151,163,672	146,459,264	145,550,146
Deduct:
Write-off of retired or disposed assets	1,129,367	1,657,337	1,887,574
Rental properties held for sale and/or sold	1,740,072	—	—

Balance, Ending	$148,294,233	$144,801,927	$143,662,572

Accumulated Depreciation
Balance, Beginning	$46,518,089	$41,453,011	$37,053,341
Add:
Depreciation for the year	6,868,047	6,722,415	6,287,244

	53,386,136	48,175,426	43,340,585
Deduct:
Accumulated depreciation of retired or disposed assets	1,129,367	1,657,337	1,887,574
Accumulated depreciation of rental properties held for sale and/or sold	1,138,438	—	—

Balance, Ending	$51,118,331	$46,518,089	$41,453,011

        In October 2007, the Partnership signed a purchase and sale agreement to sell the Oak Ridge Apartments in Foxboro, Massachusetts. The sale was completed on January 3, 2008 and the sale price was $7,150,000. The sale resulted in a gain of approximately $6,500,000. In November, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts. The purchase price was $3,475,000 and the building consists of 5,850 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Oak Ridge up to the purchase price of the Newton property. Most of the taxable gain of approximately $3,000,000 will be taxed at the capital gain rates. In accordance with Section 1031, the Newton property was owned by a Qualified Intermediary for the period from the purchase date of the Newton property and the sale date of the Foxboro property. The Qualified Intermediary borrowed $3,225,112 from Harold Brown, Treasurer of the General Partner, to purchase the Newton property. This loan was paid in full, with interest at 6% of $34,401, from the proceeds of the Oak Ridge sale on January 3, 2008. On January 22, 2008, the Partnership financed the Newton property with a first mortgage of $1,700,000 at 5.75% interest only until maturity in January 2018.

        In January 2008, the Partnership commenced marketing for the sale of Coach Apartments in Acton, Massachusetts. On March 5, 2008, the Partnership signed an agreement to sell the property for $4,600,000 resulting in a gain to the Partnership of approximately $3,600,000. This gain will substantially be taxed as a long term capital gain. The Partnership will receive approximately $2,600,000 from this transaction after payment of the existing mortgage of $1,500,000 and prepayment penalties and closing costs of approximately $500,000.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $1,310,367, $1,296,878 and $1,281,899 in 2007, 2006 and 2005, respectively.

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2007, 2006 and 2005, approximately $1,278,000, $472,000 and $506,000, respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2007 expenses referred to above, approximately $253,000 consisted of repairs and maintenance and $274,000 of administrative expense. Approximately $751,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

        Additionally in 2007, the Hamilton Company received approximately $531,000 from the Investment Properties of which approximately $268,000 was the management fee, $5,000 for construction costs, $8,000 was for construction supervision and architectural fees, $228,000 was for maintenance services and $17,000 was for administrative services. The Hamilton Company legal department acts as closing attorney on certain condominium sales receiving approximately $82,000 during the year ended December 31, 2007. As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $252,000 of commissions in 2007.

        On January 1, 2004, all employees were transferred to the management company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $2,164,000 for the year ended December 31, 2007. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2007, 2006, and 2005.

        In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $50,000 during the years ended December 31, 2007 and 2006.

        The Partnership has invested in nine limited liability companies to purchase six residential apartment complexes (the "Investment Properties"). The Partnership owns 50% of each entity, the majority shareholder of the General Partner owns between 43.2% and 47.5% and the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3% respectively. See Note 14 for a description of the properties and their operations.

        On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC ("Harvard 45") which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership's Advisory Committee and the General Partner. Harvard 45

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

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

        In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership's cash reserves of approximately $4,800,000 after payment off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimated that the gain from the sale of these units would exceed $500,000. There is one remaining unit unsold at December 31, 2007.

NOTE 4. OTHER ASSETS

        Included in prepaid expenses and other assets at December 31, 2007 is a provision for insurance recovery from casualty losses of approximately $600,000 and approximately $1,325,000 of security deposits held by the Partnership.

        Included in prepaid expenses and other assets at December 31, 2007 and 2006 is approximately $394,000 and $250,000, respectively, held in escrow to fund future capital improvements.

        Financing and leasing fees of $387,613 and $484,452 are net of accumulated amortization of $609,843 and $517,728 at December 31, 2007 and December 31, 2006, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2007 and 2006, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2007, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $603,000, including interest, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At December 31, 2007, the weighted average interest rate on the above mortgages was 5.74%. The effective rate of 5.82% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2007 are as follows:

2008—current maturities	$5,550,000
2009	2,620,000
2010	4,279,000
2011	3,111,000
2012	1,241,000
Thereafter	96,779,000

$113,580,000

        In January 2008, the Partnership obtained a $1,700,000 mortgage on the unencumbered commercial property in Newton, Massachusetts known as Linewt LLC. The mortgage which matures in January 2018 requires interest only payments at 5.75% for the term of the mortgage.

        In February 2008, the Partnership refinanced ten properties with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling $60,000,000. The new mortgages which mature in February 2023 require interest only payments at interest rates from 5.6% to 5.7%. Deferred costs associated with these mortgages totaled approximately $710,000 and, accordingly, the effective interest rates are 5.7% to 5.8%. Prepayment penalties of approximately $3,700,000 were incurred in these transactions. After payment of existing mortgages, prepayment penalties and other costs of the transactions, approximately $16,000,000 was received by the Partnership.

        The above maturity schedule reflects these new extended maturity dates.

        Additionally, the Partnership is in the process of refinancing two additional properties. One property with a mortgage balance of approximately $3,500,000 at 8% and maturing in 2016 is scheduled to be refinanced in March 2008 with a $6,000,000 at 5.97% interest only mortgage maturing in March 2018. Prepayment penalties and other costs are estimated at $850,000. The second property with a balance of approximately $4,600,000 maturing in 2008 with interest at a rate of 6.52% is scheduled to be refinanced at maturity with a $7,000,000 at 5.59% interest only mortgage maturing in June 2023. Closing costs are estimated to be $100,000. There are no prepayment penalties.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2007, amounts received for prepaid rents of approximately $1,604,000 are included in cash and cash equivalents; security deposits of approximately $1,325,000 are included with other assets.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

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

        In 2007, 2006 and 2005 the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt) each year.

Distribution to Limited & General Partners were:

	2007	2006
Class A—Limited Partners (80%)	$3,826,535	$3,874,572
Class B—Limited Partners (19%)	908,802	920,211
Class C—General Partner (1%)	47,832	48,433

Total	$4,783,169	$4,843,216

        The Partnership will make a distribution of $7.00 per unit ($0.70 per receipt) on March 31, 2008 for holders of record on March 14, 2008.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per weighted average Depositary Receipt:

	Year Ended December 31,
	2007	2006	2005
Income per Depositary Receipt before Discontinued Operations	$0.66	$0.72	$1.88
Income from Discontinued Operations	0.03	0.09	3.57

Net Income per Depositary Receipt after Discontinued Operations	$0.69	$0.81	$5.45

Distributions per Depositary Receipt	$2.80	$2.80	$2.80

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2007 are as follows:

Class A	12,817
Class B	1,228
General Partnership	64

14,109

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 8. TREASURY UNITS (Continued)

        On August 20, 2007, the Partnership established a Depositary Receipts (each of which is one-tenth of a Class A Unit) Repurchase Program whereby up to 100,000 receipts may be purchased over a 12 month period. On January 15, 2008, the General Partner authorized an increase from 100,000 to 200,000 the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program. On January 31, 2008 and March 10, 2008, the General Partner authorized additional increases in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program to 300,000, and to 500,000, respectively. The timing and amount of repurchases is dependent upon market conditions including, but not limited to, trading price and availability and the Partnership may suspend the program at any time. As of March 14, 2008, the Partnership had repurchased 325,744 Depositary Receipts at an average price of $77.13 per receipt totaling approximately $25,126,000 including brokerage fees of approximately $58,000 paid by the Partnership.

        On January 18, 2008, 113,518 Depositary Receipts included above became available to purchase at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% of $37,899, on February 29, 2008.

        On March 14, 2008, substantially as a result of the $25,126,000 repurchase of Depositary Receipts described above, the Partnership has a negative Partners' Capital of approximately $7,000,000.

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2007, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2007 as follows:

Commercial Property Leases
2008	$2,082,000
2009	1,867,000
2010	1,598,000
2011	1,448,000
2012	1,255,000
Thereafter	2,756,000

$11,006,000

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 10. RENTAL INCOME (Continued)

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $366,000, $389,000 and $394,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Rents receivable are net of allowances for doubtful accounts of $557,836, $494,298 and $284,005 at December 31, 2007, 2006 and 2005, respectively. Included in rents receivable is approximately $393,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2007, 2006 and 2005, cash paid for interest was $7,688,346, $7,734,914 and $7,808,220, respectively.

        Non-cash investing and financing activities were as follows:

        Year Ended December 31, 2007, 2006, and 2005

        None

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At December 31, 2007	$113,579,904	$115,104,658
At December 31, 2006	$114,659,052	$117,251,025

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and current estimates of fair value may differ significantly from the amounts presented herein.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of a tax free exchange, accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $1,000,000 greater than statement income for the year ended December 31, 2007 and approximately $700,000 greater than statement income for the year ended December 31, 2006. The cumulative tax basis of the Partnership's real estate at December 31, 2007 is approximately $1,000,000 less than the statement basis. The primary reason for the lower basis is the acquisition of Linewt in 2007 utilizing a tax free exchange. The Partnership's tax basis in its joint venture investments is approximately $400,000 less than statement basis. The tax free exchange in 2007 and depreciation rules that generated substantial tax deductions in 2004 and 2003 expired in 2004, accordingly taxable income in future years may exceed statement income.

	2007		2006		2005
Taxable income
	Total	Per Receipt	Total	Per Receipt	Total	Per Receipt
Ordinary income	$2,139,461	$1.28	$2,129,222	$1.23	$3,128,988	$2.26
1250 capital gain	—	—	—	—	351,192	0.25
Long term capital gain	—	—	—	—	5,962,617	4.31

Total	$2,139,461	$1.28	$2,129,222	$1.23	$9,442,797	$6.82

NOTE 14. INVESTMENT IN JOINT VENTURES

        Since November 2001, the Partnership has invested in nine limited partnerships (the "Investment Properties" or the "Joint Ventures"), each of which has invested primarily in residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. A description of each investment is as follows:

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). As of February 1, 2008, 92 units have been sold and an additional two units have a signed purchase and sales agreement. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. The balance on the original loan on the units held for sale is $582,828 at December 31, 2007 with an interest rate of 6.625% due in 2008. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising of 49 apartments, a commercial space, and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

disposition of selected units, as condominiums, in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81 Apartments, LLC. The new mortgage of $7,762,000 at 5.88% on the apartments matures in 2017. This mortgage requires interest only payments through August 2009. Principal payments thereafter are based on a 30-year amortization until maturity in 2017. The original mortgage with a balance of $3,000,000 at 6.6% is on the commercial space and is due in 2009. This mortgage maybe extended for an additional two years, requiring that the balance be reduced by $1,000,000 for each year's extension. The investment in the commercial property is referred to as Essex 81, LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The Partnership obtained a 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. As of February 1, 2008, 124 units have been sold, and one unit has a signed purchase and sales agreement. Gains from the sales of units (approximately $56,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

        In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new ten year mortgage in the amount of $5,500,000. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30-year period for the balance of the loan. This new loan required a cash contribution by the Partnership of $1,250,000 in 2006. The unamortized deferred financing costs of approximately $30,000 were written off in the first quarter of 2007. This investment is referred to as Hamilton Minuteman, LLC.

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005. As of February 1, 2008, 132 units have been sold and an additional three units were under contract. Gains from these sales will be taxed as ordinary income (approximately $33,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage and final payment was made during the second quarter of 2007. The majority of future sales will be available for distribution to the investors. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. Hamilton on Main LLC is known to as Hamilton Place.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

        In 2005, Hamilton on Main Apartments, LLC obtained a new ten year mortgage on the three buildings to be retained. The new mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30-year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main, LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40 unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance of $7,589,778 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2007

	Essex 81 Commercial	Essex 81 Apts	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	2,844,386	10,728,159	9,266,065	7,193,537	4,524,703	8,574,433	8,735,432	25,498,116	2,069,379	79,434,209
Cash & Cash Equivalents	76,538	2,543	5,147	105,981	27,897	44,409	4,273	3,690	409,583	680,060
Rent Receivable	153,563	23,819	—	(499)	4,400	(833)	—	9,948	102	190,499
Real Estate Tax Escrow	—	19,052	23,444	47,075	—	29,692	18,759	416,713	—	554,734
Due From Investment Properties	—	—	—	999,927	—	—	—	—	1,130,591	2,130,518
Prepaid Expenses & Other Assets	2,877	127,482	107,986	63,405	110,451	37,307	72,200	319,805	706	842,219
Financing & Leasing Fees	38,890	117,609	48,994	44,777	—	58,052	38,275	51,946	3,068	401,610

Total Assets	3,116,256	11,018,663	9,451,635	8,454,203	4,667,450	8,743,060	8,868,938	26,300,216	3,613,430	84,233,851

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	3,000,000	7,762,000	7,589,778	5,000,000	582,828	4,750,000	5,500,000	16,825,000	—	51,009,607
Due to Investment Properties	—	—	25,000	—	1,599,927	—	75,000	430,591	—	2,130,518
Accounts Payable & Accrued Expense	23,024	48,229	71,176	7,759	109,328	7,796	45,554	125,821	11,814	450,501
Advance Rental Pymts & Security Dep	24,000	110,254	119,151	62,903	20,215	81,261	47,599	152,948	1,318	619,650

Total Liabilities	3,047,024	7,920,483	7,805,106	5,070,662	2,312,298	4,839,057	5,668,153	17,534,360	13,132	54,210,275
Partners' Capital	69,231	3,098,180	1,646,529	3,383,541	2,355,151	3,904,003	3,200,785	8,765,856	3,600,298	30,023,575

Total Liabilities and Capital	3,116,256	11,018,663	9,451,635	8,454,203	4,667,450	8,743,060	8,868,938	26,300,216	3,613,430	84,233,851

Partners' Capital—NERA 50%	34,616	1,549,090	823,265	1,691,770	1,177,576	1,952,001	1,600,393	4,382,928	1,800,149	15,011,786

Total units/ condominiums	1	48	40	176	120	48	42	146	137	758
Units to be retained	1	48	40	49	—	48	42	146	0	374

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through February 1, 2008	—	—	—	124	92	—	—	—	132	348

Balance of unsold units	—	—		3	28	—			5	36
Unsold units with deposits for future sale as of February 1, 2008	—	—	—	1	2	—	—	—	3	6

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

	Essex 81 Commercial	Essex 81 Apts	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	938,978	517,331	1,012,137	800,740	672,544	637,856	731,160	2,345,736	205,146	7,861,629
Laundry and Sundry Income	1,571	3,804	3,285	—	—	—	751	17,144	—	26,554

	940,549	521,135	1,015,422	800,740	672,544	637,856	731,911	2,362,880	205,146	7,888,182

Expenses
Administrative	9,090	10,395	26,316	22,818	37,413	12,463	54,917	51,461	16,601	241,474
Depreciation and Amortization	293,828	127,042	336,094	365,576	585,042	271,789	541,277	1,579,843	217,113	4,317,604
Interest	493,687	247,503	531,570	288,307	523,180	238,732	322,974	887,884	50,151	3,583,987
Management Fees	38,989	15,767	42,648	35,165	26,992	29,073	29,882	95,218	8,183	321,918
Operating	81,458	40,205	60,888	3,387	14,074	1,177	72,240	305,128	4,869	583,427
Renting	2,600	14,092	47,655	4,927	1,864	5,065	4,237	13,250	—	93,691
Repairs and Maintenance	45,916	51,525	79,050	270,217	320,331	202,699	85,215	351,000	145,255	1,551,208
Taxes and Insurance	112,496	60,319	88,208	151,350	170,239	114,780	71,555	288,929	76,397	1,134,273

	1,078,065	566,849	1,212,430	1,141,747	1,679,136	875,778	1,182,296	3,572,713	518,568	11,827,582

Income Before Other Income	(137,516)	(45,715)	(197,008)	(341,007)	(1,006,591)	(237,922)	(450,385)	(1,209,833)	(313,423)	(3,939,399)

Other Income (Loss)
Interest Income	2,164	126	976	13,437	109	954	5,470	720	21,458	45,415
Gain on Sale of Real Estate	—	—	—	764,548	1,320,114	—	—	—	1,193,968	3,278,630
Other Expenses	—	—	—	(37,428)	—	—	—	—	—	(37,428)

	2,164	126	976	740,558	1,320,223	954	5,470	720	1,215,426	3,286,617

Net Income (Loss)	(135,353)	(45,588)	(196,032)	399,551	313,632	(236,969)	(444,915)	(1,209,113)	902,004	(652,783)

Net Loss—NERA 50%	(67,676)	(22,794)	(98,016)	199,775	156,816	(118,484)	(222,457)	(604,556)	451,002	(326,391)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2007 are as follows:

	Essex 81 Commercial	Essex 81 Apts	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales
Period End	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	March 2005	October 2005	October 2005	Total
12/31/2008			128,296		582,828			199,364		910,488
12/31/2009	3,000,000	51,039	137,433					250,854		3,439,327
12/31/2010		94,196	147,222					264,161		505,580
12/31/2011		99,968	157,708					278,174		535,850
12/31/2012		104,804	168,941	4,513		52,396	66,528	292,931		690,111
Thereafter		7,411,992	6,850,179	4,995,487		4,697,604	5,433,472	15,539,515		44,928,251

	3,000,000	7,762,000	7,589,778	5,000,000	582,828	4,750,000	5,500,000	16,825,000	0	51,009,607

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2006

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay	Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	13,911,070	9,523,919	9,191,080	21,390,315	9,207,691	26,957,758	8,644,432	98,826,265
Cash & Cash Equivalents	140,815	6,208	284,520	161,904	2,296,587	6,688	33,520	2,930,242
Rent Receivable	46,927	2,533	6,979	1,550	—	—	—	57,990
Real Estate Tax Escrow	—	23,456	30,938	—	—	343,155	—	397,550
Prepaid Expenses & Other Assets	77,149	111,132	100,898	87,299	158,120	322,950	32,427	889,975
Financing & Leasing Fees	72,225	57,160	50,051	126,861	35,639	60,642	23,106	425,683

Total Assets	14,248,186	9,724,407	9,664,467	21,767,930	11,698,037	27,691,193	8,733,485	103,527,705

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	10,750,000	7,709,544	5,000,000	15,230,672	7,941,811	16,825,000	2,380,745	65,837,772
Accounts Payable & Accrued Expense	105,441	37,717	14,303	181,153	76,995	149,190	35,402	600,201
Advance Rental Pymts & Security Dep	134,393	134,584	66,173	173,613	33,535	142,036	19,042	703,376

Total Liabilities	10,989,833	7,881,845	5,080,476	15,585,438	8,052,341	17,116,226	2,435,190	67,141,349
Partners' Capital	3,258,353	1,842,563	4,583,992	6,182,491	3,645,696	10,574,967	6,298,294	36,386,356

Total Liabilities and Capital	14,248,186	9,724,407	9,664,467	21,767,930	11,698,037	27,691,193	8,733,483	103,527,705

Partners' Capital—NERA 50%	1,629,176	921,281	2,291,996	3,091,246	1,822,848	5,287,484	3,149,147	18,193,178

Total units/ condominiums	49	40	176	168	42	146	137	758
Units to be retained	49	40	49	48	42	146	0	374

Units to be sold	—	—	127	120	—	—	137	384

Units sold through February 1, 2007	—	—	110	52	—	—	93	255

Balance of unsold units			17	68			44	129
Unsold units with deposits for future sale as of February 1, 2007	—	—	2	5	—	—	3

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay	Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	1,433,198	1,004,542	912,639	1,733,456	698,992	2,323,773	582,856	8,689,456
Laundry and Sundry Income	5,005	5,545	15,782	13,521	—	40,256	—	80,110

	1,438,203	1,010,088	928,421	1,746,977	698,992	2,364,029	582,856	8,769,566

Expenses
Administrative	21,142	14,877	85,710	123,853	2,793	64,496	8,736	321,608
Depreciation and Amortization	408,001	362,120	478,491	1,139,091	538,876	1,439,203	420,114	4,785,896
Interest	790,732	539,613	473,355	1,502,574	580,414	887,425	419,270	5,193,383
Management Fees	58,992	41,681	38,870	74,167	28,448	95,319	23,025	360,501
Operating	148,664	57,977	21,190	65,446	62,208	301,164	11,657	668,306
Renting	14,833	32,460	15,396	6,283	6,256	31,249	2,309	108,786
Repairs and Maintenance	104,085	68,274	442,363	830,355	82,043	353,424	371,852	2,252,396
Taxes and Insurance	196,236	104,660	209,530	313,465	72,696	340,074	168,121	1,404,783

	1,742,684	1,221,663	1,764,906	4,055,234	1,373,732	3,512,354	1,425,085	15,095,659

Income Before Other Income	(304,481)	(211,575)	(836,485)	(2,308,257)	(674,740)	(1,148,325)	(842,229)	(6,326,093)

Other Income (Loss)
Interest Income	272	343	533	468	(228)	(1,933)	2,240	1,694
Gain on Sale of Real Estate	—	—	1,394,028	2,448,802	—	—	1,592,211	5,435,041
Other Income (Expenses)	—	—	50	—	—	—		50

	272	343	1,394,611	2,449,270	(228)	(1,933)	1,594,451	5,436,785

Net Income (Loss)	(304,209)	(211,233)	558,126	141,013	(674,969)	(1,150,259)	752,222	(889,308)

Net Loss—NERA 50%	(152,105)	(105,616)	279,063	70,506	(337,484)	(575,129)	376,111	(444,654)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2005

	345 Franklin	Hamilton on Main Apts	Hamilton Place	Hamilton Apts	Essex 81	Hamilton 1025	Hamilton Bay
Acquisition Date	November 2001	August 2004	August 2004	August 2004	March 2005	March 2005	October 2005	Total
Property assets—net	9,973,748	27,590,727	14,332,670	9,368,850	14,263,649	12,257,723	31,118,299	118,905,666
Mortgages payable	7,821,346	16,825,000	8,856,275	7,823,994	10,750,000	9,251,000	26,165,125	87,492,740
Total Equity	2,053,794	13,675,819	2,995,480	1,820,665	3,562,563	4,125,866	4,441,477	32,675,664
NERA—50% equity	1,026,897	6,837,910	1,497,740	910,332	1,781,282	2,062,933	2,220,738	16,337,832
Summary income statement:
Rental income	974,821	2,322,753	1,204,523	691,046	1,016,868	1,331,596	500,799	8,042,406
Operating expenses	304,466	1,390,738	861,361	225,162	413,279	1,059,510	371,521	4,626,036
Management fees	39,511	94,480	17,525	27,565	44,913	30,331	23,257	277,582
Interest expense	546,898	1,041,315	691,246	432,850	510,158	638,370	415,032	4,275,869
Depreciation & amortization	358,995	1,460,370	598,084	527,488	360,956	683,066	249,509	4,238,468
Financing expense	—	404,881	—	—	—	—	—	404,881
Gain (loss) on sale of condominiums	—	—	3,959,173	—	—	4,525,547	—	8,484,720

Net profit (loss)	(275,049)	(2,069,031)	2,995,480	(522,019)	(312,438)	3,445,866	(558,520)	2,704,289

NERA—50%	(137,525)	(1,034,515)	1,497,740	(261,010)	(156,219)	1,722,933	(279,260)	1,352,144
Total units/ condominiums	40	146	137	42	49	176	168	758
Units to be retained	40	146	0	42	49	49	48	374

Units to be sold	0	0	137	0	0	127	120	384

Units sold through December 31, 2005	0	0	65	0	0	82	0	147

Balance of unsold units	0	0	71	0	0	45	120	236

Unsold units with deposits for future sale as of December 31, 2005	0	0	1	0	0	0	0	1

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

DECEMBER 31, 2007

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT (Continued)

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

        In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FASB No. 159"). SFASB No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

        FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.

        The following are eligible items for the measurement option established by FASB No. 159.

  1.
  Recognized financial assets and financial liabilities except:

  a.
  An investment in a subsidiary that the entity is required to consolidate;

  b.
  An interest in a variable interest entity that the entity is required to consolidate;

  c.
  Employers' and plans' obligations (or assets representing net over funded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, Accounting and Reporting by Defined Benefit Pension Plans, No. 87, Employers' Accounting for Pensions, No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, No. 112, Employers' Accounting for Post employment Benefits, No. 123 (revised December 2004), Share-Based Payment, No. 43, Accounting for Compensated Absences, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and APB Opinion No. 12, Omnibus Opinion—1967;

  d.
  Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases (This exception does not apply to a guarantee

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT (Continued)

      of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

    e.
    Deposit liabilities, withdrawal on demand, of banks, savings and loan associations, credit unions, and other similar depositary institutions; and

    f.
    Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.

  2.
  Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments.

  3.
  Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services.

  4.
  Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

        The fair value option established by FASB No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FASB No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that the implementation of FASB No. 159 will have a material effect on the Company's consolidated financial position or results of operations.

FASB Statement No. 141(R)—(revised 2007), ("FASB No. 141(R)"), Business Combinations

        In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of FASB No. 141(R) will have on its financial position and results of operations.

FASB Statement No. 160 ("FASB No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51

        In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Total Revenues	$751,626	$741,081	$840,144

Operating and other expenses	(514,872)	(503,048)	(508,145)
Depreciation and amortization	(80,243)	(82,393)	(102,520)

	(595,115)	(585,441)	(615,790)

Income from discontinued operations	$156,511	$155,640	$229,479

	Year Ended December 31,
	2007	2006	2005
Gain (loss) on sale of rental property	$(100,000)	$—	$5,960,034

        The loss in 2007 relates to additional costs associated with the Middlesex property sold in 2005.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
Revenue	$8,142,433	$8,027,163	$8,064,643	$7,391,502	$31,625,741
Expenses	7,821,889	7,447,770	7,827,197	7,264,793	30,361,649

Income Before Other Income	320,544	579,393	237,446	126,709	1,264,092
Other Income (Loss)	(380,099)	8,130	(18,753)	(313,362)	(77,360)

Net Income (Loss)	(59,555)	587,523	218,693	440,071	$1,186,732

Net Income (Loss) per Unit	$(0.34)	$3.96	$1.26	$2.56	$6.91
Net Income(Loss) per Depositary Receipt	$(0.03)	$0.40	$0.13	$0.26	$0.69

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

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

Schedule II

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe (a)	Balance at end of Period
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	494,298	356,670	—	293,132	557,836
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	284,005	468,588	—	258,295	494,298
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	276,046	319,399	—	311,440	284,005

(a)
uncollectible accounts written off

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC. Its General Partner
By:	/s/ RONALD BROWN Ronald Brown, President
Dated: March 17, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 17, 2008
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 17, 2008
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	March 17, 2008
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 17, 2008
/s/ ROBERTA ORNSTEIN Roberta Ornstein	Director of the General Partner	March 17, 2008

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(21)	Subsidiaries of the Partnership.(4)
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)
(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership).
(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).
(99)	Report of the Audit Committee
(99.1)	Combined Financial Statements of Significant Subsidiaries

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

(5)
Incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K dated June 30, 1995.

(6)
Incorporated herein by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.

(7)
Incorporated herein by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.

S-2

QuickLinks

  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. THE PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
  Schedule II