Form 10-Q
period 2008-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2008-05-12
CIK 746514

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        As of May 12, 2008, there were 105,803 Class A units (1,058,032 Depositary Receipts) and 33,015 Class B units of the limited partnership units issued and outstanding.

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

        The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Rental Properties	$95,880,634	$96,730,044
Property Held for Sale	436,692	1,047,492
Cash and Cash Equivalents	5,887,866	6,890,525
Rents Receivable	516,445	505,869
Real Estate Tax Escrows	370,550	483,010
Prepaid Expenses and Other Assets	3,729,878	3,335,431
Investment in Unconsolidated Joint Ventures	14,148,981	15,011,786
Financing and Leasing Fees	938,400	387,613

Total Assets	$121,909,446	$124,391,770

LIABILITIES AND PARTNERS' CAPITAL
Note Payable	$—	$3,224,419
Mortgage Notes Payable	132,820,063	113,579,904
Accounts Payable and Accrued Expenses	1,549,653	1,746,266
Advance Rental Payments and Security Deposits	3,155,015	3,176,322

Total Liabilities	137,524,731	121,726,911
Commitments and Contingent Liabilities (Note 9)
Partners' Capital 140,677 units outstanding in 2008	(15,615,285)	2,664,859

Total Liabilities and Partners' Capital	$121,909,446	$124,391,770

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, (Unaudited)
	2008	2007
Revenues
Rental income	$7,922,823	$7,708,736
Laundry and sundry income	109,144	104,896

	8,031,967	7,813,632

Expenses
Administrative	425,789	390,913
Depreciation and amortization	1,618,656	1,676,894
Interest	1,925,859	1,838,521
Management fees	322,280	310,929
Operating	1,404,452	1,367,747
Renting	80,211	66,432
Repairs and maintenance	1,040,066	1,034,026
Taxes and insurance	908,990	875,948

	7,726,303	7,561,410

Income Before Other Income (Loss) and Discontinued Operations	305,664	252,222

Other Income (Loss)
Interest income	48,369	100,126
Casualty (Loss)	—	(60,000)
(Loss) from investment in unconsolidated joint ventures	(247,805)	(420,225)
Mortgage prepayment penalties	(3,702,168)	—

	(3,901,604)	(380,099)

(Loss) From Continuing Operations	(3,595,940)	(127,877)

Discontinued Operations
(Loss) Income from discontinued operations	(27,447)	68,322
Gain on the sale of real estate	6,053,391	—

	6,025,944	68,322

Net (Loss) Income	$2,430,004	$(59,555)

Income per Unit
(Loss) before discontinued operations	$(23.76)	$(0.73)
Income from discontinued operations	39.81	0.39

Net Income per Unit	$16.05	$(0.34)

Weighted Average Number of Units Outstanding	151,384	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(UNAUDITED)

	Units						Partner's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(968,643)	(230,053)	(12,108)	(1,210,804)
Net Income	—	—	—	—	—	—	(47,644)	(11,315)	(596)	(59,555)

Balance, March 31, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$8,294,385	$1,973,369	$103,890	$10,371,644
Balance, January 1, 2008	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(772,254)	(183,410)	(9,653)	(965,317)
Stock Buyback	—	—	—	—	25,439	25,439	(19,744,831)	—	—	(19,744,831)
Net Income	—	—	—	—	—	—	1,944,003	461,701	24,300	2,430,004

Balance, March 31, 2008	144,180	34,243	1,802	180,225	39,548	140,677	(17,520,266)	1,809,705	95,276	(15,615,285)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Continued)

(UNAUDITED)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, (Unaudited)
	2008	2007
Cash Flows from Operating Activities
Net income	$2,430,004	$(59,555)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,618,656	1,711,456
Loss from investment in unconsolidated joint ventures	247,805	420,225
Income in the sale of real estate from discontinued operations	(6,053,391)	—
Changes in operating assets and liabilities
(Increase) in rents receivable	(10,576)	(41,343)
(Increase) in insurance recovery receivable	—	(100,000)
(Increase) in financing and leasing fees	(673,213)	(8,201)
Increase (Decrease) in accounts payable and accrued expense	(196,613)	360,690
Decrease (Increase) in real estate tax escrow	112,460	(26,953)
(Increase) Decrease in prepaid expenses and other assets	(394,447)	56,225
(Decrease) in advance rental payments and security deposits	(21,307)	(14,130)

Total Adjustments	(5,370,626)	2,357,969

Net cash (used in) provided by operating activities	(2,940,622)	2,298,414

Cash Flows Used in Investing Activities
(Investment in) unconsolidated joint ventures	—	—
Proceeds from unconsolidated joint ventures	615,000	200,000
Net proceeds from the sale of rental properties	3,991,247
Purchase and improvement of rental properties	(673,876)	(566,789)

Net cash provided by (used in) investing activities	3,932,371	(366,789)

Cash Flows Used in Financing Activities
Proceeds of mortgage notes payable	22,176,956	—
Payment of note payable	(3,224,419)	—
Principal payments of mortgage notes payable	(236,797)	(268,939)
Stock buyback	(19,744,831)	—
Distributions to partners	(965,317)	(1,210,804)

Net cash (used in) financing activities	(1,994,408)	(1,479,743)

Net Increase (Decrease in) Cash and Cash Equivalents	(1,002,659)	451,882
Cash and Cash Equivalents, at beginning of period	6,890,525	9,773,250

Cash and Cash Equivalents, at end of period	$5,887,866	$10,225,132

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 3: Investments in Unconsolidated Joint Ventures).

        The Partnership accounts for its investments in unconsolidated joint ventures for which Financial Accounting Standards ("FASB")Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN46") does not apply under the equity method of accounting as the company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

        On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Management does not believe that the value of any of the company's investments in unconsolidated joint ventures is impaired.

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

        Rental Properties:    Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in the three months ended March 31, 2008 or the year ended December 31, 2007.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2008 or 2007. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At March 31, 2008, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.5% to 3.6%. At March 31, 2008 and December 31, 2007, respectively, approximately $6,694,000 and $7,500,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $18,745 and $36,101 for the three months ended March 31, 2008, and 2007 respectively.

        Discontinued Operations and Rental Property Held for Sale:    When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Interest Capitalized:    The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2008 and the year ended December 31, 2007, there was no capitalized interest.

        Extinguishment of Debt:    When existing mortgages are refinanced with the same lender, EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments" require they be analyzed to determine if the refinancing are substantially different to be recorded as an extinguishment of debt or substantially the same be recorded as an exchange of debt. All refinancing qualify for extinguishment of debt.

        Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2.    RENTAL PROPERTIES

        As of March 31, 2008, the Partnership and its Subsidiary Partnerships owned 2,316 residential apartment units in 21 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 24 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of March 31, 2008, the Subsidiary Partnerships owned a commercial shopping center in Framingham and a commercial property in Newton and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        Additionally, as of March 31, 2008, the Partnership owned a 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") with a total of 398 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 2.    RENTAL PROPERTIES (Continued)

        Rental properties consist of the following:

	March 31, 2008	December 31, 2007	Useful Life
Land, improvements and parking lots	$23,834,956	$23,829,256	10 - 31 years
Buildings and improvements	107,404,417	107,200,909	15 - 31 years
Kitchen cabinets	4,279,078	4,164,828	5 - 10 years
Carpets	3,558,010	3,441,808	5 - 10 years
Air conditioning	867,170	864,564	7 - 10 years
Laundry equipment	231,774	191,527	5 - 7 years
Elevators	944,324	896,394	20 years
Swimming pools	126,275	126,275	10 years
Equipment	1,752,493	1,668,493	5 - 7 years
Motor vehicles	120,800	105,800	5 years
Fences	226,171	226,171	5 - 10 years
Furniture and fixtures	4,326,442	4,310,312	5 - 7 years
Smoke alarms	117,731	99,214	5 - 7 years

	147,789,641	147,125,551
Less accumulated depreciation	(51,909,007)	(50,395,507)

	$95,880,634	$96,730,044

        On January 3, 2008, the Partnership sold the Oak Ridge Apartments, a 61-unit residential apartment complex located in Foxboro, Massachusetts. The sale price was $7,150,000, which resulted in a gain of approximately $6,400,000. In November, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts, known as Linewt LLC. The purchase price was $3,475,000 and the building consists of 5,850 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Oak Ridge up to the purchase price of the Newton property. Most of the taxable gain of approximately $3,000,000 will be taxed at the capital gain rates. In accordance with Section 1031, the Newton property was owned by a Qualified Intermediary for the period from the purchase date of the Newton property and the sale date of the Foxboro property. The Qualified Intermediary borrowed $3,225,112 from Harold Brown, Treasurer of the General Partner, to purchase the Newton property. This loan was paid in full, with interest at 6% of $34,401, from the proceeds of the Oak Ridge sale on January 3, 2008. On January 22, 2008, the Partnership financed the Newton property with a first mortgage of $1,700,000 at 5.75% interest only until maturity in January 2018.

        On March 5, 2008, the Partnership signed a purchase and sales agreement for the sale of Coach Apartments in Acton, Massachusetts. The sale price of $4,600,000 will result in a gain to the Partnership of approximately $3,600,000. This gain will substantially be taxed as a long term capital gain unless a new property is purchased that would allow for the deferral as described above . The Partnership will receive approximately $2,600,000 from this transaction after payment of the existing mortgage of $1,500,000 and prepayment penalties and closing costs of approximately $500,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 3.    RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $329,000 and $324,000 in 2008 and 2007, respectively.

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2008 and 2007, approximately $155,000 and $192,000, respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2008 expenses referred to above, approximately $70,000 consisted of repairs and maintenance and $40,000 of administrative expense. Approximately $21,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

        Additionally in 2008, the Hamilton Company received approximately $121,000 from the Investment Properties of which approximately $70,000 was the management fee, $5,000 was for construction supervision and architectural fees, $30,000 was for maintenance services and $8,000 was for administrative services. The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $9,000 during the three months ended March 31, 2008. As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $38,000 of commissions in 2008.

        On January 1, 2004, all employees were transferred to the management company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $505,000 for the three months ended March 31, 2008 and $2,164,000 for the year ended December 31, 2007. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2008 and 2007.

        In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $12,500 during the three months ended March 31, 2008 and $50,000 during the year ended December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 3.    RELATED PARTY TRANSACTIONS (Continued)

realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The majority shareholder of the general partner has guaranteed the $1,600,000 mortgage for these five units. The original mortgage of $1,600,000 has been extended to August 2009. The mortgage rate of 6.5% is fixed for three years and the cost associated with this extension is approximately $8,000. The Partnership is in the process of selling these condominiums, and have obtained a signed purchase and sales agreement on three of the units. The gain on the sale of these units is approximately $137,000 and will be recorded in the second quarter of 2008. In as much as each unit can not be accurately separated, each sale will not be recorded as a discontinued operation.

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

        In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership's cash reserves of approximately $4,800,000 after payment off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimated that the gain from the sale of these units would exceed $500,000. There is one remaining unit unsold at March 31, 2008.

NOTE 4.    OTHER ASSETS

        Included in prepaid expenses and other assets at March 31, 2008 and December 31, 2007 is a provision for insurance recovery from casualty losses of approximately $726,000 and $600,000, respectively. In addition approximately $1,375,000 and $1,325,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at March 31, 2008 and December 31, 2007, respectively.

        Included in prepaid expenses and other assets at March 31, 2008 and December 31, 2007 is approximately $739,000 and $394,000, respectively, held in escrow to fund future capital improvements.

        Financing and leasing fees of $938,400 and $387,613 are net of accumulated amortization of $368,114 and $609,843 at March 31, 2008 and December 31, 2007, respectively.

NOTE 5.    MORTGAGE NOTES PAYABLE

        At March 31, 2008 and December 31, 2007, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2008, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 5.    MORTGAGE NOTES PAYABLE (Continued)

fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $710,000, including interest, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At March 31, 2008, the weighted average interest rate on the above mortgages was 5.66%. The effective rate of 5.74% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at March 31, 2008 are as follows:

2009—current maturities	$2,195,000
2011	2,347,000
2012	4,424,000
2013	835,000
2014	893,000
Thereafter	122,126,000

$132,820,000

        In January 2008, the Partnership obtained a $1,700,000 mortgage on the unencumbered commercial property in Newton, Massachusetts known as Linewt LLC. The mortgage which matures in January 2018 requires interest only payments at 5.75% for the term of the mortgage.

        In February 2008, the Partnership refinanced ten properties with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling approximately $60,000,000. The new mortgages which mature in February 2023 require interest only payments at interest rates from 5.6% to 5.7%. Deferred costs associated with these mortgages totaled approximately $710,000 and, accordingly, the effective interest rates are 5.7% to 5.8%. Prepayment penalties of approximately $3,700,000 were incurred in these transactions. After payment of existing mortgages, prepayment penalties and other costs of the transactions, approximately $17,000,000 was received by the Partnership.

        In April, the Partnership refinanced a property with a mortgage balance of approximately $3,500,000 at 8% with a new $6,000,000 mortgage at 5.97% interest only mortgage which matures in April 2018. Prepayment penalties and other costs were approximately $850,000. In addition, the Partnership is in the process of refinancing a second property with a balance of approximately $4,600,000 maturing in 2008 with interest at a rate of 6.52% is scheduled to be refinanced in June 2008 with $7,000,000 at 5.59% interest only mortgage maturing in June 2023. Closing costs are estimated to be $100,000. There are no prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 5.    MORTGAGE NOTES PAYABLE (Continued)

PROFORMA INFORMATION IS AS FOLLOWS

	Three Months Ended March 31, 2008			Year Ended December 31, 2007
	Historic	Proforma Adjustment	Proforma	Historic	Proforma Adjustment	Proforma
Revenues
Rental income	7,922,823	0	7,922,823	31,228,847	0	31,228,847
Laundry and sundry income	109,144	0	109,144	396,894	0	396,894

	8,031,967	0	8,031,967	31,625,741	0	31,625,741

Expenses
Administrative	425,789	0	425,789	1,617,349	0	1,617,349
Depreciation and amortization	1,618,656	0	1,618,656	6,903,790	0	6,903,790
Interest	1,925,859	48,952	1,974,811	7,574,784	258,756	7,833,540
Management fees	322,280	0	322,280	1,279,770	0	1,279,770
Operating	1,404,452	0	1,404,452	4,121,795	0	4,121,795
Renting	80,211	0	80,211	496,335	0	496,335
Repairs and maintenance	1,040,066	0	1,040,066	4,869,479	0	4,869,479
Taxes and insurance	908,990	0	908,990	3,498,347	0	3,498,347

	7,726,303	48,952	7,775,255	30,361,649	258,756	30,620,405

Income Before Other Income and Discontinued Operations	305,664	(48,952)	256,712	1,264,092	(258,756)	1,005,336

        The above proforma information shows the effect of the Partnership's refinancing of approximately $41 million with interest at 7.84% to 8.44% with new mortgages of approximately $64 million with interest of 5.54% to 5.97% as described above. The new mortgages are included in the March 31, 2008 balance sheet and the cash flows are included in the statement of cash flows for the three month then ended. Net cash flows necessary to service these new interest only mortgages is approximately $158,000 less per year than the required repayments on the old mortgages which included principal payment of approximately $420,000 per year.

NOTE 6.    ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2008, amounts received for prepaid rents of approximately $1,588,000 are included in cash and cash equivalents, and security deposits of approximately $1,375,000 are included with other assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 7.    PARTNERS' CAPITAL (Continued)

        In February 2008, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on March 31, 2008.

        In 2007, the Partnership paid quarterly distributions of $7.00 per unit ($.70 per receipt) in March, June, September, and December 2007 for a total distribution of $28.00 per unit ($2.80 per receipt).

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31,
	2008	2007
(Loss) per Depositary Receipt before Discontinued Operations	$(2.38)	$(0.07)
Income from Discontinued Operations	3.98	0.04

Net Income per Depositary Receipt after Discontinued Operations	$1.60	$(0.03)

Distributions per Depositary Receipt	$0.70	$0.70

NOTE 8.    TREASURY UNITS

        Treasury Units at March 31, 2008 are as follows:

Class A	38,256
Class B	1,228
General Partnership	64

39,548

        On August 20, 2007, the Partnership established a Depositary Receipts (each of which is one-tenth of a Class A Unit) Repurchase Program whereby up to 100,000 receipts may be purchased over a 12 month period. On January 15, 2008, the General Partner authorized an increase from 100,000 to 200,000 the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program. On January 31, 2008, the General Partner authorized an additional increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 200,000 to 300,000, and to 500,000 on March 10, 2008. The timing and amount of repurchases is dependent upon market conditions including, but not limited to, trading price and availability and the Partnership may suspend the program at any time. As of March 31, 2008, the Partnership had repurchased 325,744 Depositary Receipts at an average price of $72.13 per receipt totaling approximately $25,126,000 including brokerage fees paid by the Partnership.

        On January 18, 2008, 113,518 Depositary Receipts included above became available to purchase at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% or $37,899, on February 29, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 8.    TREASURY UNITS (Continued)

        As of March 31, 2008, substantially as a result of the $25,126,000 repurchase of Depositary Receipts described above, the Partnership has a negative Partners' Capital of $15,615,285.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10.    RENTAL INCOME

        During the three months ended March 31, 2008, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2008 as follows:

Commercial Property Leases
2009	$2,069,000
2010	1,784,000
2011	1,556,000
2012	1,406,000
2013	1,194,000
Thereafter	2,495,000

$10,504,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $120,000 and $366,000 for the three months ended March 31, 2008 and for the year ended December 31, 2007.

        Rents receivable are net of allowances for doubtful accounts of approximately $637,000 and $558,000 at March 31, 2008 and December 31, 2007, respectively. Included in rents receivable is approximately $398,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the three months ended March 31, 2008 and 2007, cash paid for mortgage interest was $1,936,402 and $1,904,266.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At March 31, 2008	$132,820,063	$135,525,490
At December 31, 2007	$113,579,904	$115,104,658

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2008 and December 31, 2007. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13.    TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partner's tax returns is different than financial statement income because of accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $150,000 greater than statement income for the three months ended March 31, 2008 and approximately $1,000,000 greater than statement income for the year ended December 31, 2007. The cumulative tax basis of the Partnership's real estate at December 31, 2007 is approximately $1,000,000 less than the statement basis. The primary reason for the lower basis is the acquisition of Linewt in 2007 utilizing a tax free exchange. The Partnership's tax basis in its joint venture investments is approximately $400,000 less than statement basis. The tax free exchange in 2007 and depreciation rules that generated substantial tax deductions in 2004 and 2003 and expired in 2004, accordingly taxable income in future years may exceed statement income.

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

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 14.    INVESTMENT IN PARTNERSHIPS (Continued)

Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). As of April 28, 2008, 99 units have been sold and an additional unit has a signed purchase and sales agreement. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In 2008, the Partnership decided to retain 20 of the units originally held for sale. In connection with that decision, the Partnership refinanced these 20 units with a new mortgage in the amount of $2,368,000 with interest at 5.75% interest only which mature in 2013. The balance on the original loan on the units held for sale has been paid in full. This investment is referred to as Hamilton Bay, LLC.

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

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. As of April 28, 2008, 125 units have been sold. Gains from the sales of units (approximately $56,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 14.    INVESTMENT IN PARTNERSHIPS (Continued)

unamortized deferred financing costs of approximately $30,000 were written off in the first quarter of 2007. This investment is referred to as Hamilton Minuteman, LLC.

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership plans to sell, over time, three buildings with a total of 137 units as condominiums commencing in January 2005. As of April 28, 2008, 136 units have been sold and an additional unit is under contract. Gains from these sales will be taxed as ordinary income (approximately $33,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage and final payment was made during the second quarter of 2007. Upon the sale of the remaining units and payment of liabilities, the remaining assets will be combined with Hamilton on Main Apartments. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. Hamilton on Main LLC is known to as Hamilton Place.

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

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40 unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at March 31, 2008 of $7,558,527 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 14. INVESTMENT IN PARTNERSHIPS (Continued)

Summary financial information for the three months ended March 31, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apts	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	2,822,838	10,663,494	9,217,122	7,069,822	3,712,583	8,482,664	8,611,109	25,143,592	1,203,431	76,926,655
Cash & Cash Equivalents	227,109	1,460	1,014	2,294	678	30,673	24,855	5,830	1,911	295,824
Rent Receivable	42,366	27,870	—	2,798	—	—	(4,045)	—	—	68,990
Real Estate Tax Escrow	—	9,526	43,947	45,244	—	29,692	25,849	418,329	—	572,588
Due From Investment Properties	23,000	—	—	1,188,000	—	250	—	—	1,161,330	2,372,580
Prepaid Expenses & Other Assets	1,371	132,496	109,802	64,501	473,323	39,045	62,873	299,656	379,333	1,562,399
Financing & Leasing Fees	30,557	114,514	46,952	43,521	—	56,461	36,797	49,772	1,636	380,209

Total Assets	3,147,241	10,949,359	9,418,837	8,416,179	4,186,585	8,638,785	8,757,438	25,917,179	2,747,641	82,179,244

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	3,000,000	7,762,000	7,558,527	5,000,000	—	4,750,000	5,500,000	16,807,869	—	50,378,396
Due to Investment Properties	—	—	48,000	—	1,788,250	—	75,000	461,330	—	2,372,580
Accounts Payable& Accrued Exp	69,221	5,288	76,207	10,285	61,520	6,338	45,754	219,158	13,101	506,873
Advance Rental Pymts & Security Dep	24,000	114,824	116,794	60,385	24,124	86,650	42,710	153,937	—	623,424

Total Liabilities	3,093,221	7,882,113	7,799,529	5,070,670	1,873,894	4,842,989	5,663,464	17,642,294	13,101	53,881,273
Partners' Capital	54,020	3,067,247	1,619,308	3,345,509	2,312,691	3,795,796	3,093,973	8,274,886	2,734,541	28,297,970

Total Liabilities and Capital	3,147,241	10,949,359	9,418,837	8,416,179	4,186,585	8,638,785	8,757,438	25,917,179	2,747,641	82,179,244

Partners' Capital—NERA 50%	27,010	1,533,623	809,654	1,672,754	1,156,345	1,897,898	1,546,987	4,137,443	1,367,270	14,148,985

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 14. INVESTMENT IN PARTNERSHIPS (Continued)

	Essex 81 Commercial	Essex 81 Apts	345 Franklin	Hamilton 1025	HamiltonBay Sales	HamiltonBay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total
Revenues
Rental Income	95,372	270,191	260,505	198,927	50,441	203,708	186,315	589,877	1,747	1,857,084
Laundry and Sundry Income	—	(1,297)	416	—	—	—	983	6,190	—	6,292

	95,372	268,895	260,921	198,927	50,441	203,708	187,297	596,067	1,747	1,863,376

Expenses
Administrative	3,766	1,881	6,219	3,696	6,322	2,087	(804)	17,825	2,466	43,458
Depreciation and Amortization	29,882	94,945	86,694	82,998	52,415	97,005	128,456	374,025	14,272	960,691
Interest	38,943	116,169	131,682	71,951	5,318	67,613	79,060	221,550	7	732,292
Management Fees	11,099	8,157	10,330	7,797	2,638	8,071	7,247	24,736	51	80,125
Operating	8,476	27,636	15,996	487	1,294	241	19,653	127,976	200	201,959
Renting	—	3,000	3,838	270	1,167	417	555	8,585	—	17,832
Repairs and Maintenance	739	22,720	11,795	88,584	78,111	102,340	25,631	134,107	10,555	474,583
Taxes and Insurance	18,405	25,326	21,716	36,703	22,310	34,385	34,403	81,130	3,468	277,847

	111,310	299,833	288,270	292,486	169,574	312,160	294,201	989,935	31,019	2,788,787

Income Before Other Income	(15,938)	(30,939)	(27,348)	(93,559)	(119,133)	(108,451)	(106,903)	(393,868)	(29,273)	(925,411)

Other Income (Loss)
Interest Income	726	5	127	545	—	245	91	517	2,571	4,827
Gain on Sale of Real Estate	—	—	—	54,980	76,672	—	—	12,381	280,944	424,977
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—

	726	5	127	55,526	76,672	245	91	12,898	283,515	429,804

Net Income (Loss)	(15,212)	(30,934)	(27,222)	(38,033)	(42,461)	(108,207)	(106,812)	(380,970)	254,242	(495,607)

P&L—NERA 50%	(7,606)	(15,467)	(13,611)	(19,016)	(21,230)	(54,103)	(53,406)	(190,485)	127,121	(247,804)
Total units/ condominiums	1	48	40	176	120	48	42	146	137	758
Units to be retained	1	48	40	49	20	48	42	146	—	394

Units to be sold	—	—	—	127	100	—	—	—	137	364

Units sold through April 28, 2008	—	—	—	125	99	—	—	—	136	360

Balance of unsold units	—	—	—	2	1	—	—	—	1	4
Unsold units with deposits for future sale as of April 28, 2008	—	—	—	—	1	—	—	—	1	2

        Future annual mortgage maturities at March 31, 2008 are as follows:

	Essex 81 Commercial	Essex 81 Apts	345 Franklin	Hamilton 1025	HamiltonBay Sales	HamiltonBay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
March 31, 2009	3,000,000		130,522					243,736		3,374,258
March 31, 2010		75,629	139,818					254,117		469,563
March 31, 2011		95,588	149,776					267,597		512,961
March 31, 2012		100,212	160,444	19,763		5,131	16,704	281,792		584,046
March 31, 2013		107,585	171,872	62,402		63,462	68,345	296,741		770,406
Thereafter		7,382,987	6,806,096	4,917,835		4,681,407	5,414,951	15,463,886		44,667,162

	3,000,000	7,762,000	7,558,527	5,000,000	0	4,750,000	5,500,000	16,807,869		50,378,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 14. INVESTMENT IN PARTNERSHIPS (Continued)

Unconsolidated Joint Venture Debt:

        The debt of the Partnership's unconsolidated joint ventures are non-recourse to the Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.

Summary financial information for the three months ended March 31, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	HamiltonBay Sales	HamiltonBay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total
ASSETS
Rental Properties	13,816,621	9,445,423	8,786,263	11,203,955	9,279,485	9,096,999	26,515,913	7,859,218	96,003,878
Cash & Cash Equivalents	9,072	33,689	77,027	2,196	5,494	3,618	1,830	56,178	189,105
Rent Receivable	56,713	2,215	3,840	(1,689)	4,712	1,397	1,637	2,971	71,797
Real Estate Tax Escrow	—	46,617	24,006	—	31,116	18,064	375,092	—	494,895
Due From Investment Properties	175,000	—	300,000	4,699,931	—	—	—	25,000	5,199,931
Prepaid Expenses & Other Assets	71,732	109,509	95,296	147,946	85,373	63,987	334,980	3,416	912,239
Financing & Leasing Fees	63,891	55,118	48,547	46,240	62,623	42,709	58,468	18,197	395,793

Total Assets	14,193,029	9,692,571	9,334,979	16,098,579	9,468,804	9,226,774	27,287,920	7,964,981	103,267,638

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	10,750,000	7,680,371	5,000,000	9,575,646	4,750,000	5,500,000	16,825,000	1,580,087	61,661,104
Due to Investment Properties	—	—	—	300,000	4,699,931	175,000	25,000	—	5,199,931
Accounts Payable& Accrued Exp	111,202	63,063	11,616	123,106	4,306	39,706	132,806	70,449	556,256
Advance Rental Pymts& Security Dep	135,744	136,229	65,704	87,028	77,410	38,197	148,770	15,358	704,440

Total Liabilities	10,996,946	7,879,663	5,077,320	10,085,781	9,531,647	5,752,904	17,131,576	1,665,894	68,121,731
Partners' Capital**	3,196,083	1,812,908	4,257,659	6,012,799	(62,844)	3,473,870	10,156,345	6,299,087	35,145,907

Total Liabilities and Capital	14,193,029	9,692,571	9,334,979	16,098,580	9,468,804	9,226,774	27,287,921	7,964,981	103,267,638

Partners' Capital—NERA 50%	1,598,042	906,454	2,128,829	3,006,400	(31,422)	1,736,935	5,078,173	3,149,543	17,572,954

        Future annual mortgage maturities at March 31, 2007 are as follows:

	Essex 81	345 Franklin	Hamilton 1025	HamiltonBay Sales	HamiltonBay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales
Period End	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
March 31, 2008	10,750,000	121,844					19,552	1,580,087	12,471,483
March 31, 2009		130,522		9,575,646			241,315		9,947,483
March 31, 2010		139,818					254,117		393,934
March 31, 2011		149,776					267,597		417,373
March 31,2012		160,444					281,792		442,236
Thereafter		6,977,967	5,000,000		4,750,000	5,500,000	15,760,627		37,988,594

	10,750,000	7,680,371	5,000,000	9,575,646	4,750,000	5,500,000	16,825,000	1,580,087	61,661,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 14. INVESTMENT IN PARTNERSHIPS (Continued)

Summary financial information for the three months ended March 31, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	HamiltonBay Sales	HamiltonBay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total
Revenues
Rental Income	363,135	260,062	227,195	317,657	61,771	179,855	588,842	102,449	2,100,966
Laundry and Sundry Income	1,276	1,588	7,973	4,193	—	—	6,852	—	21,881

	364,411	261,650	235,168	321,850	61,771	179,855	595,693	102,449	2,122,847

Expenses
Administrative	3,796	7,612	6,585	14,413	2,163	45,860	14,283	2,426	97,139
Depreciation and Amortization**	110,908	82,538	97,205	246,246	14,623	158,935	511,314	82,067	1,303,836
Interest	201,673	133,738	71,050	224,984	34,542	86,075	218,910	38,260	1,009,230
Management Fees	14,353	10,746	9,766	13,131	—	7,314	23,860	3,960	83,130
Operating	36,432	18,514	673	13,144	—	23,230	87,288	1,310	180,593
Renting	—	1,403	2,459	1,207	—	1,010	2,960	—	9,038
Repairs and Maintenance	17,428	9,136	73,127	106,969	23,158	16,696	73,624	71,122	391,259
Taxes and Insurance	42,652	27,855	43,956	71,626	13,258	18,033	82,187	29,789	329,356

	427,242	291,541	304,822	691,719	87,744	357,153	1,014,426	228,934	3,403,581

Income Before Other Income	(62,831)	(29,892)	(69,653)	(369,869)	(25,973)	(177,299)	(418,732)	(126,485)	(1,280,734)
Other Income (Loss)
Interest Income	563	239	2,000	109	4	5,470	108	2,025	10,519
Gain on Sale of Real Estate	—	—	141,323	163,195	—	—	—	125,252	429,770
Other Income (Expenses)	—	—	—	—	—	—	—	—	—

	563	239	143,322	163,305	4	5,470	108	127,277	440,289

Net Income (Loss)	(62,268)	(29,653)	73,669	(206,564)	(25,970)	(171,829)	(418,624)	792	(840,445)

P&L—NERA 50%	(31,134)	(14,827)	36,835	(103,282)	(12,985)	(85,915)	(209,312)	396	(420,225)
Total units/ condominiums	49	40	176	120	48	42	146	137	758
Units to be retained	49	40	49	0	48	42	146	0	374

Units to be sold	—	—	127	120	—	—	—	137	384

Units sold through April 30, 2007	—	—	112	55	—	—	—	101	268

Balance of unsold units			15	65				36	116
Unsold units with deposits for future sale as of April 1, 2007	—	—	5	9	—	—	—	5	19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

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

FASB Statement No. 141(R)—(revised 2007), ("FASB No. 141(R)"), Business Combinations

        In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree an goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(UNAUDITED)

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT (Continued)

December 15, 2008. The Partnership is currently assessing the potential impact that the adoption of FASB No. 141(R) will have on its financial position and results of operations.

FASB Statement No. 160 ("FASB No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 151

        In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for noncontrolling interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Partnership is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

NOTE 16. DISCONTINUED OPERATIONS and SALES of REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Total Revenues	$142,598	$328,802

Operating and other expenses	133,873	255,130
Depreciation and amortization	36,172	5,350

	170,045	260,480

Income (loss) from discontinued operations	(27,447)	68,322
Gain on sale of discontinued operations	6,053,391	—

	$6,025,944	$68,322

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

        For the first quarter of 2008, the Partnership was on target for revenue and occupancy. Management anticipates an increase in bad debt and vacancy levels during the latter half of 2008 and 2009 resulting in lower revenue collection. Although Massachusetts has temporarily been immune from the widely held event of a national recession, management believes that the rising unemployment rate and retail price inflation will negatively impact the bottom line for the Partnership for 2008. Underlying the operating expenses was an unusual reduction in heating costs which management does not believe will recur in the 4th quarter 2008 and 1st quarter 2009 given the continued run-up of utility costs in the futures market. Combined, Management continues to believe that these anticipated revenue declines and operating expense increases will likely reduce core net operating income, before debt service, to a level below 2007.

        Management accomplished its goal of both sale and refinance of the Joint Venture Condominiums during the 1st quarter and is poised to sell the units in the future when the market rebounds. Meanwhile, the Partnership has had additional return of its capital (without bearing the market risk of continued sellout) at low interest rates with the added flexibility of individual unit sales when the opportunity arises. At this point, just 4 units remain to be sold with 2 units under agreement.

        In addition to the sale of Oak Ridge Apartments in January 2008, the Partnership also sold Coach Estates for $4,600,000 in April resulting in net proceeds of $2,700,000 after paying off the first mortgage and related closing costs.. The excess funds from the sale were placed in a 1031 exchange to limit future capital gains tax if it is successful in identifying another comparable property in which to acquire.

        With the previous round of financing in February, the recent Staples Plaza and Hamilton Bay refinance and the anticipated Westwide Colonial financing in June, Management will meet its goal of raising additional capital while reducing total debt service (principal & interest) by approximately $200,000 annually. In the meantime, the debt placed on the properties gives the Partnership flexible refinancing alternatives while at the same time extending maturities out 15 years at rates not presently achievable in the marketplace.

        Given market conditions during the last half of 2007 and the 1st quarter of 2008, Management believed that the stock repurchase program was a better alternative to purchasing real estate or making a one time distribution to the Partners. The Repurchase Program was adopted by management to provide long-term value to the Partners through the repurchase of Depositary Receipts at prices that management believed to be at a discount to the per Unit net realizable value of the Partnership. As a result of the Repurchase Program, which was solely accretive to the holders of Class A Units, the Class A Units now represent 75.3% of the equity of the Partnership and the Class B Units and General Partner Units now represent 23.5% and 1.2% of the equity of the Partnership, respectively. However, in accordance with the terms and conditions of the Partnership Agreement, the holders of Class A Units, Class B Units and General Partner Units remain entitled to an 80%, 19% and 1% share of profits, losses, distributions and other allocations of the Partnership, respectively. Prior to the adoption of the Repurchase Program, the economic interests of each class of Partnership Units was identical to its respective equity interest in the Partnership. The Repurchase Program was intended to provide long-term value to all Partners but was not intended to cause the economic and equity interests of each class of Units to be disproportionate. Consequently, management is considering whether, how and to what extent it can restore proportionate economic and equity interests of the classes, including without limitation the repurchase of Class B or General Partner Units or the issuance of Class A Units in treasury in exchange of Class B Units and General Partner Units.

        While Management is active in the stock repurchase plan, it weighs alternative investments in real estate and thus considers this when real estate opportunities avail themselves from time to time.

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

        At March 31, 2008, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 24.4% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. Two of NewReal's other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership's Class A Units or receipts.

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

        Hamilton accounted for approximately 7% of the repair and maintenance expense paid for by the Partnership during the three months ended March 31, 2008 and 5% during the year ended December 31, 2007. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 74% of the legal services paid for by the Partnership during the three months ended March 31, 2008 and approximately 59% for the year ended December 31, 2007.

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

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2008, Hamilton provided the Partnership approximately $4,000 in construction and architectural services. In 2007, Hamilton provided construction and architectural services paid for by the Partnership totaling $750,000.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2008, Hamilton charged the Partnership $25,000 for bookkeeping and accounting services and anticipates an addition $25,000 each quarter for the remainder of 2008.

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

RESULTS OF OPERATIONS

        Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $305,664 for the three months ended March 31, 2008 compared to $252,222 for the three months ended March 31, 2007, an increase of $53,442 (21%).

        The rental activity is summarized as follows:

	Occupancy Date
	April 28, 2008	February 1, 2008	April 30, 2007
Residential
Units	2,297	2,316	2,377
Vacancies	44	58	40
Vacancy rate	1.9%	2.5%	1.7%
Commercial
Total square feet	90,848	90,848	84,998
Vacancy	0	0	0
Vacancy rate	0%	0%	0%

	Rental Income (in thousands) Three Months Ended March 31,
	2008		2007
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,175	$8,032	$8,035	$7,814
Residential percentage	92%	93%	93%	93%
Commercial percentage	8%	7%	7%	7%
Contingent rentals	$120	$120	$83	$83

  Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 (unaudited),

	March 31, 2008	March 31, 2007	Dollar Change	Percent Change
Revenues:
Rental income	$7,922,823	$7,708,736	$214,087	2.8%
Laundry and sundry income	109,144	104,896	4,248	4.0%

	8,031,967	7,813,632	218,335	2.8%

Expenses:
Administrative	425,789	390,913	34,876	8.9%
Depreciation and amortization	1,618,656	1,676,894	(58,238)	(3.5)%
Interest	1,925,859	1,838,521	87,338	4.8%
Management fees	322,280	310,929	11,351	3.7%
Operating	1,404,452	1,367,747	36,705	2.7%
Renting	80,211	66,432	13,779	20.7%
Repairs and maintenance	1,040,066	1,034,026	6,040	0.6%
Taxes and insurance	908,990	875,948	33,042	3.8%

	7,726,303	7,561,410	164,893	2.2%

Income Before Other Income and Discontinued Operations	305,664	252,222	53,442	21.2%

Other Income (Loss)
Interest income	48,369	100,126	(51,757)	(51.7)%
Casualty (Loss)	—	(60,000)	60,000	(100.0)%
(Loss) from investment in unconsolidated joint ventures	(247,805)	(420,225)	(172,420)	(41.0)%
Other income (loss)	(3,702,168)	—	(3,702,168)	(100.0)%

	(3,901,604)	(380,099)	(3,521,505)	926.5%

(Loss) Income from Continuing Operations	(3,595,940)	(127,877)	(3,468,063)	2712.0%

Discontinued Operations:
Income (loss) from discontinued operations	(27,447)	68,322	95,769	140.2%
Gain on the sale of real estate	6,053,391	—	6,053,391	100.0%

	6,025,944	68,322	5,957,622	8719.9%

Net (Loss) Income	$2,430,004	$(59,555)	$2,489,559	4180.3%

        Rental income from continuing operations for the three months ended March 31, 2008 was approximately $7,923,000 compared to approximately $7,709,000 for the three months ended March 31, 2007, an increase of approximately $214,000 (2.8%). The primary reason for this increase is due to the acquisition of the property in Newton, Massachusetts (referred to as Linewt) which had rental income of approximately $65,000 for the three months ended March 31, 2008. Other properties with significant increases include Redwood Hills with an increase of approximately $25,000; Worcester Road with an increase of approximately $21,000; 62 Boylston Street, 140 North Beacon Street Apartments, and 1144 Commonwealth Avenue each of which had increases of approximately $20,000; and Hamilton Oaks with an increase of approximately $18,000. The majority of the Partnership's other properties experienced minimal rental income increases.

        Total expenses from continuing operations for the three months ended March 31, 2008 were approximately $7,726,000 compared to approximately $7,561,000 for the three months ended March 31,

2007, an increase of approximately $165,000 (2.1%). The most significant increases were in interest expenses of approximately $87,000 (4.8%) due to a higher level of debt; an increase in renting expenses of approximately $14,000 (20.7%) due to an increase in real estate commissions; and increase in administrative expenses of approximately $35,000 (8.9%) due to an increases in salaries and wages as well as professional fees due to the increased SEC compliance costs; an increase in operating expenses of approximately $37,000 (2.7%) due to increases in utility costs; and an increase in taxes and insurance of approximately $33,000 (3.8%) due to increases in real estate taxes and insurance premiums. These increases are offset by a decrease in depreciation and amortization of approximately $58,000. Depreciation expense decreased $144,000 due to the $67,000 GAAP/Tax depreciation adjustment in Main NERA and $62,000 decrease on the School Street property where the final depreciation was taken on furniture and fixtures in the first quarter of 2007. Amortization expense increased in $86,000 due to the write off of prepaid financing fees for refinanced properties.

        At March 31, 2008, the Partnership has a 50% ownership interest in nine joint ventures. The net loss on these investments is $247,805 for the three months ended March 31, 2008 compared to a loss of $420,225 for the three months ended March 30, 2007, a decrease of $172,420 (41%). Included in the loss is a gain on the sale of units of approximately $213,000 and $215,000 at March 31, 2008 and 2007, respectively. The decrease in the loss on the investment properties is due to the continued sale of units, many of which were vacant. Unit sales have resulted in a lower level of debt and a decrease in operating costs at the properties. See Note 14 to the Consolidated Financial Statements for financial information of these investment properties. The summaries are as follows:

Franklin Street, Cambridge, Massachusetts

        The Partnership invested in a 40-unit property in 2001. The Partnership's share of loss on this investment is $13,611 and $14,827 for the three months ended March 31, 2008 and 2007, respectively. There was one vacant unit at April 28, 2008.

Hamilton on Main, Watertown, Massachusetts

        The Partnership invested in 146 units in three buildings in August 2004. The Partnership plans to retain all of these units as a rental property. The Partnership's share of loss is approximately $190,000 and $209,000 for the three months ended March 31, 2008 and 2007, respectively. There are no vacant units at April 28, 2008.

Hamilton Place, Watertown, Massachusetts

        The Partnership invested in 137 units in three buildings in August 2004. The Partnership plans to sell all of the units as condominiums. The Partnership's share of income for the three months ended March 31, 2008 and 2007 was approximately $127,000 and $396, respectively. The Partnership's share of income includes a gain on the sale of units of approximately $141,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively. At April 28, 2008, 136 units have been sold and 1 unit has a reservation agreement. There were no vacant units April 28, 2008.

Hamilton Minuteman, Lexington, Massachusetts

        The Partnership invested in a 42-unit residential complex in September 2004. The Partnership's share of loss on this investment was approximately $53,000 and $86,000 for the three months ended March 31, 2008 and 2007, respectively. The loss for the three months ended March 31, 2007 includes the expensing of previously deferred condominium conversion costs as the conversion will not occur in the foreseeable future. There are no vacant units at April 28, 2008.

Essex 81, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 7,715 square feet of commercial space. The Partnership's share of loss on this investment is approximately $8,000 for the three months ended March 31, 2008. There were no vacant units April 28, 2008.

Hamilton Essex 81 Apartments, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 49 residential units and a 50 car surface parking lot. The Partnership's share of loss on this investment is approximately $15,000 for the three months ended March 31, 2008. There are no vacant units at April 28, 2008.

1025 Hamilton, Quincy, Massachusetts

        The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 127 units as condominiums. The Partnership's share of loss is approximately $19,000 and $37,000 for the three months ended March 31, 2008 and 2007 respectively. Included in the loss for the three months ended March 31, 2008 and 2007 is a gain of approximately $55,000 and $141,000 on the sale of units. As of April 28, 2008, 125 units have been sold. There are no vacant units at April 28, 2008.

Hamilton Bay Apartments, Quincy, Massachusetts

        The Partnership invested in a 48 unit apartment complex in October 2005. The Partnership plans to retain these units for long term investment. The Partnership's share of loss is approximately $54,000 and $13,000 for the three months ended March 31, 2008 and 2007, respectively. There are no vacant units at April 28, 2008.

Hamilton Bay Sales, Quincy, Massachusetts

        The Partnership invested in a 120 unit apartment complex in October 2005. The Partnership plans to sell all of the units as condominiums. The Partnership's share of loss is approximately $21,000 and $103,000 for the three months ended March 31, 2008 and 2007, respectively. Included in the loss for the three months ended March 31, 2008 and 2007 is a gain on the sale of units of approximately $38,000 and $81,000, respectively. In April 2008, the Partnership refinanced 20 units and obtained a new mortgage of $2,368,000, interest only at a rate of 5.75% which matures in 2013. The Partnership has temporarily suspended the marketing of these 20 units. At April 28, 2008, 99 units have been sold and one unit has a signed purchase and sales agreement. There are no vacant units at April 28, 2008.

        Interest income was approximately $48,000 for the three months ended March 31, 2008 compared to approximately $100,000 for the three months ended March 31, 2007, a decrease of approximately $52,000 (52%). This increase reflects a decrease in funds available for investment as well as a drop in the interest rates.

        During the three months ended March 31, 2008, the Partnership refinanced the mortgage on ten properties. The penalty on the early repayment of these mortgages is $3,702,168 and is included in other income (loss).

        In January 2008, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts. The gain on the sale is approximately $6,053,000, and the operating loss of approximately $27,000 is included in discontinued operations.

        As a result of the changes discussed above, net income for the three months ended March 31, 2008 was $2,430,004 compared to a loss of $59,555 for the three months ended March 31, 2007, a change of $2,489,559.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2008 and 2007 was the collection of rents and the refinancing of Partnership properties.

        The majority of cash and cash equivalents of $5,887,866 at March 31, 2008 and $6,890,525 at

        December 31, 2007 were held in interest bearing accounts at creditworthy financial institutions.

        This decrease of $1,002,659 for the three months ended March 31, 2008 is summarized as follows:

	Three Months Ended March 31,
	2008	2007
Cash (used in) provided by operating activities	$(2,940,622)	$2,298,414
Cash provided by (used in) investing activities	3,932,371	(366,789)
Cash provided by (used in) financing activities	18,715,740	(268,939)
Repurchase of Depositary Receipts	(19,744,831)	0
Distributions paid	(965,317)	(1,210,804)

Net increase (decrease) in cash and cash equivalents	$(1,002,659)	$451,882

        The cash used in operating activities is primarily due to the prepayment penalties incurred in connection with the refinancing of ten Partnership properties. The increase in cash provided by investing activities is due to the sale of the Oak Ridge Apartments, as well distributions from the joint venture. The increase in cash provided by financing activities is due to the refinancing of ten mortgages resulting in an increase in cash of approximately $22,000,000.

        The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, 2008 for a total distribution of $965,317. Management anticipates that similar distributions will continue to be made each quarter in 2008.

        During the three months ended March 31, 2008, the Partnership repurchased 254,387 Depositary Receipts at a total cost of $19,744,831. The purchase was funded from cash reserves, as well as from a loan from Harold Brown. In January, the Partnership borrowed $5,825,000 from Harold Brown, at a rate of 6%. The loan was repaid in full on February 29, 2008, with interest of $37,899.

        In February 2008, the Partnership refinanced 10 properties. The new mortgages total approximately $60,000,000 with interest rates ranging 5.6% to 5.8%. The new mortgages mature in 2023 and call for interest only payments. After payments of existing mortgages of approximately $37,800,000 and prepayment penalties of approximately $3,700,000, the excess funds were used to pay the loan of $5,285,000 to Harold Brown and to purchase Depositary Receipts.

        In April 2008, the Partnership signed a purchase and sales agreement for the sale of three condominiums located at Harvard Gardens. The gain on the sale of these units will be approximately $137,000 and will be recorded in the second quarter of 2008.

        During the three months ended March 31, 2008, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $674,000. The most significant improvements were made at the following properties: approximately $110,000 at Redwood Hills in Worcester, Massachusetts; approximately $87,000 at Westgate Apartments in Woburn, Massachusetts; approximately $82,000 at School Street in Framingham, Massachusetts; and approximately $62,000 at 62 Boylston Street in Boston, Massachusetts and approximately $58,000 at 1144 Commonwealth Avenue in Boston, Massachusetts. All such improvements were funded from the Partnership's cash reserves and escrow accounts established in connection with the financing of the applicable properties.

        In addition to the improvements made to date in 2008, the Partnership and its Subsidiary Partnerships plan to invest approximately $1,706,000 in capital improvements during the balance of 2008. The majority of these improvements will be made at 1144 Commonwealth Avenue, Westside Colonial, 62 Boylston, Executive Apartments and Westgate Woburn. These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership's cash.

        In April 2008, the Partnership sold the Coach Apartments in Acton, Massachusetts. The sale price was $4,600,000. After payment of the existing mortgage and closing costs of approximately $500,000, the Partnership netted $2,700,000 from the sale. The Partnership is considering a 1031 Exchange for this property and has deposited the funds with a qualified intermediary.

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

Off- Balance Sheet Arrangements—Joint Venture Indebtedness

        As of March 31, 2008, the Partnership had a 50% ownership in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2008, our proportionate share of the non-recourse debt related to these investments was equal to approximately $25,189,000. See Note 14 to the Consolidated Financial Statements for details of the investment properties including results of operations, equity and units sales.

Contractual Obligations

        See Note 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other contractual obligation to be disclosed.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2008, the Partnership and its subsidiary Partnerships collectively have approximately $133,000,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. Approximately $3,000,000 of Investment Property mortgages payable are at a variable rate of 1.75% over the 30 day LIBOR rate (4.45% at March 31, 2008). These mortgages mature through 2009. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

        For additional disclosures about market risk, see "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results."

Item 4—CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

        Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Item 1A.    Risk Factors

        There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

        None.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Issuer Purchases of Equity Securities During the First Quarter of 2008:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Repts that may be purchsd Under the Plan (as amended)
Balance of Authorized Repurchases at 12/31/2007			428,643
January 1 - 31, 2008	74.82	127,661	300,982
February 1 - 29, 2008		0	300,982
March 1 - 31, 2008	80.44	126,726	174,256
Total:	$77.62	254,387	174,256

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

        See Note 31 to the Consolidated Financial Statements for information concerning this repurchase program through March 14, 2008.

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
Dated: May 12, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	May 12, 2008
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	May 12, 2008
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	May 12, 2008
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	May 12, 2008
/s/ DAVID ALOISE David Aloise	Director of the General Partner	May 12, 2008
/s/ ROBERTA ORNSTEIN Roberta Ornstein	Director of the General Partner	May 12, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (UNAUDITED)
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