Form 10-Q
period 2008-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2008-08-11
CIK 746514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Class A
Limited Partnership Units
(Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of August 11, 2008, there were 105,803 Class A units (1,058,032 Depositary Receipts) 33,015 Class B units of limited partnership units issued and outstanding.

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

        The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$92,870,709	$96,730,044
Property Held for Sale	766,092	1,047,492
Cash and Cash Equivalents	12,679,210	6,890,525
Rents Receivable	594,396	505,869
Real Estate Tax Escrows	280,664	483,010
Prepaid Expenses and Other Assets	6,417,625	3,335,431
Investment in Joint Ventures	11,971,768	15,011,786
Financing and Leasing Fees	1,081,467	387,613

Total Assets	$126,661,931	$124,391,770

LIABILITIES AND PARTNERS' CAPITAL
Notes Payable	$—	$3,224,419
Mortgage Notes Payable	135,157,209	113,579,904
Accounts Payable and Accrued Expenses	1,246,957	1,746,266
Advance Rental Payments and Security Deposits	3,226,932	3,176,322

Total Liabilities	139,631,098	121,726,911

Commitments and Contingent Liabilities (Note 9)
Partners' Capital 132,254 units outstanding in 2008	(12,969,167)	2,664,859

Total Liabilities and Partners' Capital	$126,661,931	$124,391,770

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Rental income	$7,934,836	$7,599,322	$15,857,659	$15,308,058
Laundry and sundry income	97,854	96,264	206,998	201,161

	8,032,690	7,695,586	16,064,657	15,509,219

Expenses
Administrative	456,450	381,949	882,239	772,862
Depreciation and amortization	1,609,953	1,720,388	3,228,609	3,397,282
Interest	1,917,353	1,854,083	3,843,212	3,692,604
Management fees	330,190	309,859	652,470	620,788
Operating	928,163	773,208	2,332,615	2,140,956
Renting	106,654	98,898	186,865	165,330
Repairs and maintenance	1,204,625	1,227,917	2,244,691	2,261,943
Taxes and insurance	861,150	820,497	1,770,140	1,756,444

	7,414,538	7,186,800	15,140,841	14,808,209

Income Before Other Income and Discontinued Operations	618,152	508,786	923,816	701,010

Other Income (loss)
Interest income	32,253	96,827	80,622	196,953
Casualty loss	(4,151)	—	(4,151)	(60,000)
Mortgage prepayment penalties	(785,538)	—	(4,487,706)	—
Income (loss) from investment in joint ventures	(217,213)	11,303	(465,018)	(408,922)

	(974,649)	108,130	(4,876,253)	(271,969)

Income (loss) from Continuing Operations	(356,497)	616,916	(3,952,437)	429,041

Discontinued Operations
Gain on the sale of real estate	3,937,551	—	9,990,942	—
Income (loss) from discontinued operations	(7,408)	(29,393)	(34,855)	98,928

	3,930,143	(29,393)	9,956,087	98,928

Net Income	$3,573,646	$587,523	$6,003,650	$527,969

Income per Unit
Income (loss) before discontinued operations	$(2.70)	$3.56	$(28.06)	$2.47
Income (loss) from discontinued operations	29.72	(0.17)	70.68	0.58

Net Income per Unit	$27.02	$3.39	$42.62	$3.05

Weighted Average Number of Units Outstanding	132,254	173,252	140,875	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(UNAUDITED)

	Units						Partner's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(1,937,286)	(460,106)	(24,216)	(2,421,608)
Net Income	—	—	—	—	—	—	422,375	100,314	5,280	527,969

Balance, June 30, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$7,795,761	$1,854,945	$97,658	$9,748,364
Balance, January 1, 2008	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	1,531,414	80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(1,514,276)	(359,640)	(18,929)	(1,892,845)
Stock buyback					25,439	25,439	(19,744,831)	—	—	(19,744,831)
Net Income	—	—	—	—	—	—	4,802,920	1,140,693	60,037	6,003,650

Balance, June 30, 2008	144,180	34,243	1,802	180,225	39,548	140,677	$(15,403,371)	$2,312,467	$121,737	$(12,969,167)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$6,003,650	$527,969

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,228,609	3,467,889
Loss from investment in joint ventures	465,018	408,922
Income from the sale of real estate from discontinued operations	(9,990,942)
Changes in operating assets and liabilities
(Increase) in rents receivable	(88,527)	(32,649)
(Increase) in insurance recovery receivable	—	(300,000)
Increase (decrease) in accounts payable and accrued expense	(499,309)	22,161
(Increase) Decrease in real estate tax escrow	202,346	(28,403)
(Increase) Decrease in prepaid expenses and other assets	(3,082,194)	(49,823)
Increase in advance rental payments and security deposits	50,610	89,626

Total Adjustments	(9,714,389)	3,577,723

Net cash provided by (used in) operating activities	(3,710,739)	4,105,692

Cash Flows provided by (used in) Investing Activities
(Investment in) unconsolidated joint ventures	—	(45,000)
Net proceeds from the sale of rental properties	7,222,454	—
Proceeds from joint ventures	2,575,000	500,000
Purchase and improvement of rental properties	(1,305,863)	(1,326,324)

Net cash provided by (used in) investing activities	8,491,591	(871,324)

Cash Flows (provided by) used in Financing Activities
Payment of mortgage notes payable	(3,224,419)	—
Payment of financing costs	(867,377)	—
Principal payments of mortgage notes payable	(389,795)	(536,286)
Stock buyback	(19,744,831)	—
Proceeds of mortgage notes payable	27,127,100	—
Distributions to partners	(1,892,845)	(2,421,608)

Net cash provided by (used in) financing activities	1,007,833	(2,957,894)

Net Increase in Cash and Cash Equivalents	5,788,685	276,474
Cash and Cash Equivalents, at beginning of period	6,890,525	9,773,250

Cash and Cash Equivalents, at end of period	$12,679,210	$10,049,724

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

         Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 3: Investments in Unconsolidated Joint Ventures).

        The Partnership accounts for its investments in unconsolidated joint ventures for which Financial Accounting Standards ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46") does not apply under the equity method of accounting as the company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

         Rental Properties:    Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

straight-line and accelerated methods over their estimated useful lives. Significant acquisitions with long term leases are evaluated to determine if a portion of the purchase price is allocable to intangibles such as non market rate rents.

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

         Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in the six months ended June 30, 2008 or the year ended December 31, 2007.

         Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each year presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

         Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2008 or 2007. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At June 30, 2008, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.1% to 3.0%. At June 30, 2008 and December 31, 2007, respectively, approximately $13,000,000 and $7,500,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

         Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $39,720 and $62,823 for the six months ended June 30, 2008, and 2007 respectively.

         Discontinued Operations and Rental Property Held for Sale:    When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Interest Capitalized:    The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2008 and the year ended December 31, 2007, there was no capitalized interest.

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

NOTE 2.    RENTAL PROPERTIES

        As of June 30, 2008, the Partnership and its Subsidiary Partnerships owned 2,265 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 21 condominium units in two residential condominium complexes, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of June 30, 2008, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at June 30, 2008 with a total of 392 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 2.    RENTAL PROPERTIES (Continued)

        Rental properties consist of the following:

	June 30, 2008	December 31, 2007	Useful Life
Land, improvements and parking lots	$23,529,042	$23,829,256	10-31 years
Buildings and improvements	105,616,223	107,200,909	15-31 years
Kitchen cabinets	4,413,296	4,164,828	5-10 years
Carpets	3,721,030	3,441,808	5-10 years
Air conditioning	906,993	864,564	7-10 years
Laundry equipment	240,904	191,527	5-7 years
Elevators	946,607	896,394	20 years
Swimming pools	126,275	126,275	10 years
Equipment	1,783,873	1,668,493	5-7 years
Motor vehicles	104,725	105,800	5 years
Fences	230,022	226,171	5-10 years
Furniture and fixtures	4,361,611	4,310,312	5-7 years
Smoke alarms	117,731	99,214	5-7 years

	146,098,333	147,125,551
Less accumulated depreciation	(53,227,624)	(50,395,507)

	$92,870,709	$96,730,044

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

        In April 2008, the Partnership sold the Coach Apartments in Acton, Massachusetts. The sale price of $4,600,000 resulted in a gain to the Partnership of approximately $3,800,000. The Partnership will utilize Section 1031 of the IRS code to affect a tax free exchange with a purchase of a medical office building in Brookline, Massachusetts. The purchase price of the new building is $7,000,000. The net cash from the sale of Coach of approximately $2,600,000 is being held by a Qualified Intermediary and will be used to purchase the property. The Partnership will also assume the existing mortgage of approximately $4,020,000, at an interest rate of 5.92% maturing in May 2013. The balance of the purchase price, approximately $400,000, will be funded from the Partnership's cash reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 3.    RELATED PERSON TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $661,000 and $647,000 during the six months ended June 30, 2008 and 2007, respectively.

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the six months ended June 30, 2008 and 2007, approximately $311,000 and $419,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2008 expenses referred to above, approximately $139,000 consisted of repairs and maintenance and $130,000 of administrative expense. Approximately $42,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

        Additionally in 2008, the Hamilton Company received approximately $226,000 from the Investment Properties of which approximately $139,000 was the management fee, $14,000 was for construction supervision and architectural fees, $61,000 was for maintenance services and $13,000 was for administrative services. The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $15,000 during the six months ended June 30, 2008. As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $43,000 of commissions in 2008.

        On January 1, 2004, all employees were transferred to the management company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees directly employed by the properties. Total reimbursement was approximately $1,108,000 and $1,074,000 for the six months ended June 30, 2008 and 2007, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2008 and 2007.

        In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $25,000 during the six months ended June 30, 2008 and 2007.

        The Partnership has invested in nine limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. See Note 14 for a description of the properties and their operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 3.    RELATED PERSON TRANSACTIONS (Continued)

Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable.

        During the second quarter of 2008, the Partnership sold three of the units originally purchased in 2003. The Partnership realized a gain of approximately $126,000 which is included in other income. The remaining two units are recorded as property held for sale on the balance sheet and their operations have been reclassified from continuing operations.

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

        In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership's cash reserves of approximately $4,800,000 after paying off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer is assuming the costs and economic risks of converting and selling the condominium units, if the net gains from the sale of these units exceed $500,000, the excess will be split equally between the buyer and the Partnership. The buyer estimates that the gain from the sale of these units will exceed $500,000. There is one remaining unit unsold at June 30, 2008.

NOTE 4.    OTHER ASSETS

        Included in prepaid expenses and other assets at June 30, 2008 and December 31, 2007 is a provision for insurance recovery from casualty losses of approximately $805,000 and $600,000, respectively. In addition, approximately $1,355,000 and $1,325,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at June 30, 2008 and December 31, 2007, respectively.

        Included in prepaid expenses and other assets at June 30, 2008 and December 31, 2007 is approximately $727,000 and $394,000, respectively, held in escrow to fund future capital improvements.

        Also included in prepaid expenses and other assets is approximately $2,600,000 held by a Qualified Intermediary for the acquisition described in Note 2.

        Financing and leasing fees of $1,081,467 and $387,613 are net of accumulated amortization of $314,508 and $609,843 at June 30, 2008 and December 31, 2007, respectively.

NOTE 5.    MORTGAGE NOTES PAYABLE

        At June 30, 2008 and December 31, 2007, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2008, the fixed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 5.    MORTGAGE NOTES PAYABLE (Continued)

interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $709,000, including interest, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At June 30, 2008, the weighted average interest rate on the above mortgages was 5.63%. The effective rate of 5.71% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at June 30, 2008 are as follows:

2009—current maturities	$706,000
2010	1,392,000
2011	4,439,000
2012	849,000
2013	16,057,000
Thereafter	111,714,000

$135,157,000

        In January 2008, the Partnership obtained a $1,700,000 mortgage on an unencumbered commercial property in Newton, Massachusetts known as Linewt LLC. The mortgage which matures in January 2018 requires interest only payments at 5.75% for the term of the mortgage.

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

        In April, the Partnership refinanced the property located at Worcester Road with a mortgage balance of approximately $3,500,000 at 8% with a new $6,000,000 mortgage at 5.97% interest only mortgage which matures in March 2018. Prepayment penalties and other costs were approximately $850,000. In June, the Partnership refinanced the Westside Colonial Apartments property with a balance of approximately $4,600,000 maturing in 2008 with interest at a rate of 6.52% with $7,000,000 at 5.59% interest only mortgage maturing in June 2023. Closing costs were approximately $100,000. There were no prepayment penalties. Approximately $4,000,000 was received by the Partnership from these refinancings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 5.    MORTGAGE NOTES PAYABLE (Continued)

PROFORMA INFORMATION IS AS FOLLOWS

	Six Months Ended June 30, 2008			Year Ended December 31, 2007
	Historic	Adjustment	Proforma	Historic	Adjustment	Proforma
	(Unaudited)
Revenues
Rental income	15,857,659	0	15,857,659	31,228,847	0	31,228,847
Laundry and sundry income	206,998	0	206,998	396,894	0	396,894

	16,064,657	0	16,064,657	31,625,741	0	31,625,741

Expenses
Administrative	882,239	0	882,239	1,617,349	0	1,617,349
Depreciation and amortization	3,228,609	0	3,228,609	6,903,790	0	6,903,790
Interest	3,843,212	96,759	3,939,971	7,574,784	402,721	7,977,505
Management fees	652,470	0	652,470	1,279,770	0	1,279,770
Operating	2,332,615	0	2,332,615	4,121,795	0	4,121,795
Renting	186,865	0	186,865	496,335	0	496,335
Repairs and maintenance	2,244,691	0	2,244,691	4,869,479	0	4,869,479
Taxes and insurance	1,770,140	0	1,770,140	3,498,347	0	3,498,347

	15,140,841	96,759	15,237,600	30,361,649	402,721	30,764,370

Income Before Other Income and Discontinued Operations	923,816	(96,759)	822,906	1,264,092	(402,721)	861,371

        The above proforma information shows the effect of the Partnership's refinancing of approximately $46 million with interest at 6.52% to 8.44% with new mortgages of approximately $71 million with interest of 5.54% to 5.97% as described above. The new mortgages are included in the June 30, 2008 balance sheet and the cash flows are included in the statement of cash flows for the six months then ended. Net cash flows necessary to service these new interest only mortgages is approximately $106,000 less per year than the required payments on the old mortgages which included principal payments of approximately $500,000 per year.

NOTE 6.    ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2008, amounts received for prepaid rents of approximately $1,577,000 are included in cash and cash equivalents, and security deposits of approximately $1,355,000 are included in other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

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

        In 2008, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, and June 30, 2008.

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

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2008	2007
Income (Loss) per Depositary Receipt before Discontinued Operations	($2.81)	$0.25
Income (loss) from Discontinued Operations	7.07	0.06

Net Income per Depositary Receipt after Discontinued Operations	$4.26	$0.31

Distributions per Depositary Receipt	$1.40	$1.40

NOTE 8.    TREASURY UNITS

        Treasury Units at June 30, 2008 are as follows:

Class A	38,256
Class B	1,228
General Partnership	64

39,548

        On August 20, 2007, the Partnership established a Depositary Receipts (each of which is one-tenth of a Class A Unit) Repurchase Program whereby up to 100,000 receipts may be purchased over a 12 month period. On January 15, 2008, the General Partner authorized an increase from 100,000 to 200,000 the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program. On January 31, 2008, the General Partner authorized an additional increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 200,000 to 300,000, and to 500,000 on March 10, 2008. The timing and amount of repurchases is dependent upon market conditions including, but not limited to, trading price and availability and the Partnership may suspend the program at any time. As of June 30, 2008, the Partnership had repurchased 325,744 Depositary Receipts at an average price of $72.13 per receipt totaling approximately $25,126,000 including brokerage fees paid by the Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 8.    TREASURY UNITS (Continued)

        On January 18, 2008, 113,518 Depositary Receipts included above became available to purchase at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% of $37,899, on February 29, 2008.

        As of June 30, 2008, substantially as a result of the $25,126,000 repurchase of Depositary Receipts described above, the Partnership has a negative Partners' Capital of $12,969,167.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10.    RENTAL INCOME

        During the six months ended June 30, 2008, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2008 as follows:

Commercial Property Leases
2009	$2,035,000
2010	1,709,000
2011	1,510,000
2012	1,358,000
2013	1,128,000
Thereafter	2,240,000

$9,980,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $231,000 and $366,000 for the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively.

        Rents receivable are net of allowances for doubtful accounts of approximately $734,000 and $558,000 at June 30, 2008 and December 31, 2007, respectively. Included in rents receivable is approximately $400,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 11.    CASH FLOW INFORMATION

        During the six months ended June 30, 2008 and 2007, cash paid for interest was $3,837,770 and $3,824,813, respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At June 30, 2008	$135,157,209	$132,541,446
At December 31, 2007	$113,579,904	$115,104,658

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2008 and December 31, 2007. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and current estimates of fair value differ significantly from these amounts presented herein.

NOTE 13.    TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partner's tax returns is different than financial statement income because of deferred gains, accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $300,000 greater than statement income for the six months ended June 30, 2008 and approximately $1,000,000 greater than statement income for the year ended December 31, 2007. The cumulative tax basis of the Partnership's real estate at December 31, 2007 is approximately $1,000,000 less than the statement basis. The primary reason for the lower basis is the acquisition of Linewt in 2007 utilizing a tax free exchange. The Partnership's tax basis in its joint venture investments is approximately $200,000 less than statement basis. The tax free exchanges in 2007 and 2008 and depreciation rules that generated substantial tax deductions in prior years may result in taxable income in future years exceeding statement income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 14.    INVESTMENT IN PARTNERSHIPS

        Since November 2001, the Partnership has invested in nine limited partnerships, the majority of which has invested in residential apartment complexes, with one partnership investing in commercial property. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by the others. A description of each investment is as follows:

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales are primarily to be used to reduce the above-mentioned mortgage. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). As of July 28, 2008, 102 units have been sold and an additional unit has a signed purchase and sales agreement. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, with matures in 2013. As of July 28, 2008, the Partnership sold two units, the proceeds of which were used to pay down the mortgage on the property. The balance on the original loan on the units held for sale has been paid in full. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. The plan may also include disposition of selected units, as condominiums in order to reduce the above mentioned mortgage. Any profits from the condominium sales will be taxed at ordinary rates. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81 Apartments, LLC. The new mortgage of $7,762,000 at 5.88% on the apartments matures in 2017. This mortgage requires interest only payments through August 2009. Principal payments thereafter are based on a 30-year amortization until maturity in 2017. The original mortgage with a balance of $3,000,000 at 4.25% is on the commercial space and is due in 2009. This mortgage may be extended for an additional two years, requiring that the balance be reduced by $1,000,000 for each year's extension. The investment in the commercial property is referred to as Essex 81 LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. As of July 28, 2008, 125 units have been sold, and an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 14.    INVESTMENT IN PARTNERSHIPS (Continued)

additional unit has a signed purchase and sales agreement. Gains from the sales of units (approximately $56,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

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

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of July 28, 2008, the Partnership sold 137 units as condominiums which were located in three buildings. Gains from these sales will be taxed as ordinary income (approximately $33,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets will be combined with Hamilton on Main Apartments. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, is the sales agent and will receive a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

        In 2005, Hamilton on Main Apartments, LLC obtained a new ten year mortgage on the three buildings to be retained. The new mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at June 30, 2008 of $7,526,734 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

        As required by the lender for the 2004 and 2005 acquisitions, the Treasurer of the General Partner has provided a limited guaranty equal to fifty percent (50%) of the outstanding balance, reducing to zero percent (0%) upon the completion of the Curtailment Payments. The mortgage on Essex 81 Commercial is the only mortgage with a guaranty. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 14.    INVESTMENT IN PARTNERSHIPS (Continued)

Summary financial information for the six months ended June 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
ASSETS
Rental Properties	2,839,274	10,492,129	9,242,705	7,020,145	2,671,332	8,390,370	8,497,267	25,896,582	—	75,049,804
Cash & Cash Equivalents	70,068	1,586	9,267	13,178	379,317	40,783	37,940	118,720	2,579	673,439
Rent Receivable	55,846	14,222	14,210	4,287	606	(1,562)	514	5,635	—	93,757
Real Estate Tax Escrow		48,350	26,386	43,414	—	38,056	18,759	85,979	—	260,944
Due From Investment Properties	23,000	—	—	—	—	—	—	185,000	1,796,355	2,004,355
Prepaid Expenses & Other Assets	1,518	136,842	70,512	71,871	133,167	51,648	59,666	324,796	—	850,020
Financing & Leasing Fees	22,223	145,323	44,911	42,264	24,296	54,871	36,243	47,598	—	417,728

Total Assets	3,011,930	10,838,451	9,407,990	7,195,158	3,208,718	8,574,165	8,650,389	26,664,311	1,798,935	79,350,047

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	3,000,000	7,762,000	7,526,734	5,000,000	2,088,000	4,750,000	5,500,000	16,751,162	—	52,377,896
Due to Investment Properties	—	—	108,000	25,000	—	—	75,000	1,796,355	—	2,004,355
Accounts Payable & Accrued Exp	20,209	43,335	71,647	4,457	35,682	4,015	36,308	154,637	1,285	371,575
Advance Rental Payments & Security Deposits	24,000	112,851	132,231	59,648	20,281	79,706	47,255	176,709	—	652,681

Total Liabilities	3,044,209	7,918,186	7,918,186	5,089,105	2,143,963	4,833,722	5,658,563	18,878,862	—	55,406,507
Partners' Capital	(32,279)	2,920,265	1,569,378	2,106,053	1,064,755	3,740,444	2,991,826	7,785,448	1,797,650	23,943,540

Total Liabilities & Capital	3,011,930	10,838,451	9,407,990	7,195,158	3,208,718	8,574,165	8,650,389	26,664,311	1,798,935	79,350,047

Partners' Capital—NERA 50%	(16,140)	1,460,133	784,689	1,053,027	532,378	1,870,222	1,495,913	3,892,724	898,825	11,971,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

Summary financial information for the six months ended June 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	206,953	530,619	517,077	393,602	115,855	409,835	372,127	1,174,931	1,747	3,722,746
Laundry and Sundry Income	—	570	657	—	—	—	983	10,285	—	12,495

	206,953	531,189	517,734	393,602	115,855	409,835	373,110	1,185,216	1,747	3,735,241

Expenses
Administrative	4,323	3,890	14,456	8,430	7,834	4,686	892	29,556	3,770	77,836
Depreciation and Amortization	59,764	198,459	177,598	165,995	105,856	194,355	258,300	765,734	20,508	1,946,571
Interest	72,141	232,311	262,839	143,919	32,179	135,251	158,146	442,720	7	1,479,512
Management Fees	14,351	20,720	20,924	15,665	5,283	16,232	15,055	49,411	51	157,692
Operating	20,902	48,570	31,957	827	1,656	543	29,572	207,870	214	342,110
Renting	—	5,325	16,663	3,076	1,556	1,187	1,778	14,871	—	44,456
Repairs and Maintenance	1,579	48,073	26,787	162,223	100,236	152,895	48,674	227,057	5,828	773,352
Taxes and Insurance	37,370	51,141	43,891	76,492	35,727	68,636	69,860	162,028	4,861	550,006

	210,428	608,489	595,114	576,626	290,329	573,786	582,277	1,899,248	35,239	5,371,535

Income (Loss) Before Other Income	(3,475)	(77,299)	(77,380)	(183,024)	(174,474)	(163,951)	(209,167)	(714,031)	(33,492)	(1,636,294)

Other Income (Loss)
Interest Income	1,324	26	229	555	3,049	393	209	1,243	2,639	9,667
Gain on Sale of Real Estate	—	—	—	54,980	281,028	—	—	12,381	348,204	696,594
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—

	1,324	26	229	55,536	284,077	393	209	13,624	350,843	706,261

Net Income (Loss)	(2,151)	(77,274)	(77,151)	(127,489)	109,604	(163,558)	(208,959)	(700,408)	317,351	(930,034)

P&L—NERA 50%	(1,076)	(38,637)	(38,575)	(63,744)	54,802	(81,779)	(104,479)	(350,204)	158,676	(465,017)
Total units/condominiums	1	49	40	176	120	48	42	146	137	758
Units to be retained	1	49	40	49	0	48	42	146	0	374

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through July 28, 2008	—	—	—	125	102	—	—	—	137	364

Balance of unsold units	—			2	18				—	20
Unsold units with deposits for future sale as of July 28, 2008		—	—	1	1	—	—	—	—	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

Summary financial information for the three months ended June 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	111,581	260,428	256,571	194,675	65,414	206,127	185,812	585,054	—	1,865,662
Laundry and Sundry Income	—	1,866	241	—	—	—	—	4,095	—	6,203

	111,581	262,295	256,813	194,675	65,414	206,127	185,812	589,149	—	1,871,865

Expenses
Administrative	557	2,009	8,237	4,734	1,512	2,599	1,696	11,731	1,304	34,378
Depreciation and Amortization	29,882	103,514	90,904	82,997	53,442	97,350	129,844	391,709	6,236	985,880
Interest	33,198	116,142	131,156	71,968	26,861	67,638	79,086	221,170	—	747,220
Management Fees	3,252	12,563	10,594	7,868	2,645	8,161	7,807	24,675	—	77,567
Operating	12,426	20,934	15,960	340	363	302	9,919	79,894	13	140,152
Renting	—	2,325	12,825	2,806	389	770	1,223	6,286	—	26,624
Repairs and Maintenance	840	25,353	14,992	73,639	22,125	50,555	23,043	92,950	(4,727)	298,769
Taxes and Insurance	18,965	25,815	22,175	39,789	13,417	34,251	35,457	80,897	1,393	272,159

	99,118	308,655	306,845	284,141	120,755	261,626	288,077	909,313	4,219	2,582,748

Income Before Other Income	12,463	(46,361)	(50,032)	(89,466)	(55,341)	(55,499)	(102,264)	(320,163)	(4,219)	(710,883)

Other Income (Loss)
Interest Income	597	21	103	10	3,049	148	118	726	68	4,840
Gain on Sale of Real Estate	—	—	—	—	204,356	—	—	—	67,261	271,617
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—

	597	21	103	10	207,405	148	118	726	67,328	276,456

Net Income (Loss)	13,060	(46,340)	(49,929)	(89,456)	152,064	(55,352)	(102,146)	(319,437)	63,109	(434,426)

P&L—NERA 50%	6,530	(23,170)	(24,965)	(44,728)	76,032	(27,676)	(51,073)	(159,719)	31,555	(217,213)

        Future annual mortgage maturities at June 30, 2008 are as follows:

	Essex 81	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales
Period End	March 2005	March 2005	November 2005	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
June 30, 2009	3,000,000		132,786					249,332		3,382,118
June 30, 2010		99,321	142,244					257,422		498,987
June 30, 2011		97,016	152,375					271,077		520,468
June 30, 2012		101,709	163,228	35,232	20,668		33,648	285,457		639,942
June 30, 2013		109,192	174,853	63,301	64,350	2,088,000	69,329	300,600		2,869,625
Thereafter		7,354,763	6,761,248	4,901,467	4,664,982		5,397,023	15,387,273		44,466,756

	3,000,000	7,762,000	7,526,734	5,000,000	4,750,000	2,088,000	5,500,000	16,751,162	0	52,377,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

Summary financial information for the six months ended June 30, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
ASSETS
Rental Properties	13,724,843	9,376,708	7,937,563	8,546,487	9,276,323	8,973,312	26,015,416	5,665,935	89,516,587
Cash & Cash Equivalents	49,199	49,161	88,325	2,615	97,975	1,033	104,413	240,763	633,488
Rent Receivable	118,175	8,813	4,214	(2,821)	1,609	2,846	14,283	11,073	158,193
Real Estate Tax Escrow	38,103	35,404	19,741	—	29,692	18,764	401,460	—	543,164
Due From Investment Properties	—	—	600,000	4,113,398	—	—	—	219,214	4,932,612
Prepaid Expenses & Other Assets	100,778	112,033	234,302	135,181	34,693	111,493	374,327	509,423	1,612,228
Financing & Leasing Fees	179,356	53,077	47,290	23,120	61,024	41,231	56,294	9,408	470,799

Total Assets	14,210,453	9,635,196	8,931,435	12,817,979	9,501,316	9,148,683	26,966,193	6,655,816	97,717,071

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	10,762,000	7,650,691	5,000,000	6,513,496	4,750,000	5,500,000	16,825,000	—	57,001,188
Due to Investment Properties	—	—	—	—	4,713,398	150,000	69,214	—	4,932,612
Accounts Payable & Accrued Exp	93,087	43,690	47,540	175,698	3,000	25,144	139,910	39,478	567,547
Advance Rental Payments & Security Deposits	138,849	161,867	58,019	70,145	84,113	38,220	143,632	12,371	707,215

Total Liabilities	10,993,936	7,856,248	5,105,559	6,759,340	9,550,510	5,713,364	17,177,756	51,849	63,058,561
Partners' Capital	3,216,517	1,778,948	3,825,876	6,058,639	(49, 194)	3,435,319	9,788,437	6,603,967	34,658509

Total Liabilities and Capital	14,210,453	9,635,196	8,931,435	12,817,979	9,501,316	9,148,683	26,966,193	6,655,816	97,717,071

Partners' Capital—NERA 50%	1,608,259	889,474	1,912,938	3,029,320	(24,597)	1,717,659	4,894,218	3,301,984	17,329,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

Summary financial information for the six months ended June 30, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	717,497	515,882	403,756	492,218	247,869	360,583	1,181,301	183,184	4,102,290
Laundry and Sundry Income	1,571	2,446	—	—	—	751	13,752	—	18,519

	719,067	518,328	403,756	492,218	247,869	361,334	1,195,052	183,184	4,120,808

Expenses
Administrative	7,562	10,999	13,903	22,082	5,796	3,686	26,965	6,013	97,006
Depreciation and Amortization	222,042	166,386	194,412	498,713	45,764	288,201	1,023,658	166,634	2,605,811
Interest	399,788	266,860	142,924	376,671	102,085	163,272	440,320	50,001	1,941,922
Management Fees	26,690	22,432	17,972	20,016	13,369	14,511	46,939	6,927	168,855
Operating	64,597	33,775	1,326	14,268	144	33,512	153,084	3,325	304,029
Renting	2,600	12,983	2,999	1,391	2,952	1,627	4,219	—	28,771
Repairs and Maintenance	42,615	24,362	143,126	194,478	76,905	33,812	147,210	126,120	788,627
Taxes and Insurance	86,091	44,668	86,259	112,697	50,413	36,314	139,630	52,434	608,507

	851,986	582,465	602,920	1,240,317	297,427	574,935	1,982,026	411,454	6,543,528

Income Before Other Income	(132,918)	(64,137)	(199,164)	(748,099)	(49,558)	(213,601)	(786,973)	(228,270)	(2,422,720)

Other Income (Loss)
Interest Income	1,081	522	5,049	109	363	5,470	441	2,359	15,395,
Gain on Sale of Real Estate	—	—	473,429	624,139	—	—	—	531,584	1,629,152
Other Income (Expenses)	—	—	(37,428)	—	—	(2,248)	—	—	(39,676)

	1,081	522	441,050	624,248	363	3,222	441	533,943	1,604,870

Net Income (Loss)	(131,837)	(63,615)	241,886	(123,850)	(49,195)	(210,379)	(786,532)	305,673	(817,850)

P&L—NERA 50%	(65,919)	(31,807)	120,943	(61,925)	(24,597)	(105,190)	(393,266)	152,836	(408,925)
Total units/condominiums	49	40	176	120	48	42	146	137	758
Units to be retained	49	40	49	0	48	42	146	0	374

Units to be sold	—	—	127	120	—	—	—	137	384

Units sold through July 23, 2007	—	—	119	66	—	—	—	111	296

Balance of unsold units			8	54				26	88
Unsold units with deposits for future sale as of July 23, 2007	—	—	3	12	—	—	—	5	20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

Summary income statement for the three months ended June 30, 2007 (unaudited)

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	354,361	255,820	176,561	174,561	186,098	180,729	592,459	80,734	2,001,324
Laundry and Sundry Income	295	858	(7,973)	(4,193)	—	751	6,900	—	(3,363)

	354,656	256,678	168,588	170,368	186,098	181,480	599,359	80,734	1,997,961

Expenses
Administrative	3,767	3,387	7,317	7,669	3,632	(42,175)	12,682	3,588	(133)
Depreciation and Amortization	111,134	83,849	97,207	252,468	31,141	129,266	512,345	84,567	1,301,975
Interest	198,116	133,122	71,874	151,687	67,544	77,198	221,411	11,741	932,692
Management Fees	12,337	11,685	8,206	6,885	13,369	7,197	23,079	2,967	85,725
Operating	28,165	15,261	652	1,124	144	10,282	65,796	2,015	123,437
Renting	2,600	11,580	540	185	2,952	617	1,259	—	19,733
Repairs and Maintenance	25,187	15,227	69,999	87,510	53,747	17,116	73,586	54,998	397,368
Taxes and Insurance	43,439	16,813	42,303	41,072	37,155	18,281	57,443	22,645	279,151

	424,744	290,923	298,098	548,598	209,683	217,782	967,600	182,520	3,139,947

Income Before Other Income	(70,087)	(34,246)	(129,511)	(378,230)	(23,584)	(36,302)	(368,241)	(101,785)	(1,141,986)

Other Income (Loss)
Interest Income	518	283	3,049	—	359	—	333	334	4,876
Gain on Sale of Real Estate	—	—	332,106	460,944	—	—	—	406,332	1,199,381
Other Income (Expenses)	—	—	(37,428)	—	—	(2,248)	—	—	(39,676)

	518	283	297,727	460,944	359	(2,248)	333	406,666	1,164,582

Net Income (Loss)	(69,570)	(33,962)	168,217	82,714	(23,225)	(38,551)	(367,908)	304,880	22,595

P&L—NERA 50%	(34,785)	(16,981)	84,108	41,357	(11,613)	(19,275)	(183,954)	152,440	11,298

        Future annual mortgage maturities at June 30, 2007 are as follows:

	Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Hamilton Minuteman	Hamilton on Main Apartments
Period End	March 2005	November 2005	March 2005	October 2005	October 2005	August 2004	August 2004	Total
June 30, 2008	3,000,000	123,957	—	6,513,496	—	—	78,717	6,716,170
June 30, 2009	—	132,786	—	—	—	—	244,454	3,377,240
June 30, 2010	—	142,244	—	—	—	—	257,422	399,665
June 30, 2011	—	152,375	—	—	—	—	271,077	423,452
June 30, 2012	—	163,228	35,232	—	20,668	33,648	285,457	538,232
Thereafter	7,762,000	6,969,102	4,964,768	—	4,729,332	5,466,352	15,687,873	45,546,428

	10,762,000	7,650,691	5,000,000	6,513,496	4,750,000	5,500,000	16,751,162	57,001,188

        Interest rates, the majority of which are variable, range from 4.45% to 6.90% at June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

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

FASB Statement No. 141(R)—(revised 2007), ("FASB No. 141(R)"), Business Combinations

        In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership is currently assessing the potential impact that the adoption of FASB No. 141(R) will have on its financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(UNAUDITED)

NOTE 15.    NEW ACCOUNTING PRONOUNCEMENT (Continued)

FASB Statement No. 160 ("FASB No. 160") Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 151

        In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for noncontrolling interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 31, 2008. The Partnership is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

NOTE 16.    DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Total Revenues	$177,591	$661,557

Operating and other expenses	164,991	492,023
Depreciation and amortization	47,455	70,606

	212,446	562,629

(Loss) income from discontinued operations	(34,855)	98,928
Gain on the sale of real estate	9,990,942	0

	$9,956,087	$98,928

 Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

        For the first half of 2008, the Partnership was on target for its revenue, expense and occupancy expectations. Management anticipates that bad debt and vacancy will rise in the latter half of the year as economic weakness and inflationary pressures begin to take their toll on the local economy thereby negatively impacting both revenues and operating expenses. A review of the financial data reveals that revenue gains in the portfolio are being matched by increases in utility costs. Management continues to be diligent in offsetting the expense increases with reductions in other line items.

        With the substantial completion of the Joint Venture condominium sales, Management is now focused on improving the rental income produced by the units retained for future sale. All remaining units have been financed for between 5 and 10 years which gives the Partnership the opportunity to realize future market appreciation while avoiding any demands for mortgage payoffs which arise out of the recent disequilibrium in the credit markets.

        In April, the Partnership sold Coach Estates for $4,600,000 which resulted in net proceeds of $2,700,000. These funds were placed with a Qualified Intermediary in order to execute a 1031 tax free exchange which will limit future capital gains tax to the Partnership. The Partnership has identified a $7,000,000 like kind purchase which will eliminate the tax associated with the sale. We anticipate acquiring the property prior to October 1st of this year. To fund this purchase, the Partnership will be assuming an existing mortgage of approximately $4,000,000, the sales proceeds of approximately $2,600,000 from the sale of Coach and the balance will be funded from the Partnership's cash reserves.

        With the successful refinance of Westside Colonial in June, Management has completed its refinancing goal for 2008 which resulted in a reduction in principal and interest payments in excess of $100,000 annually, raised capital for the stock repurchase program and extended maturities out 15 years while at the same time providing flexibility for future refinancing if necessary.

        Given market conditions during the last half of 2007 and the first six months of 2008, Management believed that the stock repurchase program was a better alternative to purchasing real estate or making a one time distribution to the Partners. The Repurchase Program was adopted by management to provide long-term value to the Partners through the repurchase of Depositary Receipts at prices that management believed to be at a discount to the per Unit net realizable value of the Partnership. As a result of the Repurchase Program, which was solely accretive to the holders of Class A Units, the Class A Units now represent 75.3% of the equity of the Partnership and the Class B Units and General Partner Units now represent 23.5% and 1.2% of the equity of the Partnership, respectively. However in accordance with the terms and conditions of the Partnership Agreement, the holders of Class A Units, Class B Units and General Partner Units remain entitled to an 80%, 19%, and 1% share of profits, losses, distributions and other allocations of the Partnership, respectively. Prior to the adoption of the Repurchase Program, the economic interest of each class of Partnership Units was identical to its respective equity interests in the Partnership. The Repurchase Program was intended to provide long-term value to all Partners but was not intended to cause the economic and equity interests of each class to be disproportionate. Consequently, management is considering whether, how and to what extent it can restore proportionate economic and equity interests of the classes, including without limitation the repurchase of Class B or General Partner Units or the issuance of Class A Units in treasury in exchange of Class B Units and General Partner Units.

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

        At June 30, 2008, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 31.2% of the Depositary Receipts representing the Partnership's Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and also a director. Two of NewReal's other directors Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership's Class A Units or receipts.

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

        Hamilton accounted for approximately 6% of the repair and maintenance expense paid for by the Partnership in the six months ended June 30, 2008, and approximately 5% for the year ended December 31, 2007. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 45% of the legal services paid for by the Partnership during the six months ended June 30, 2008 and approximately 59% for the year ended December 31, 2007.

        Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company received similar fees from the Investment Properties.

        R. Brown Partners, which is owned by Ronald Brown, manages the condominium association containing two condominium units located in Brookline, Massachusetts. That entity will receive annual management fees from the five units of approximately $3,000, and Hamilton will reduce its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership's Partnership Agreement.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2008, Hamilton provided the Partnership approximately $33,500 in construction and architectural services. In 2007, Hamilton provided construction and architectural services paid for by the Partnership totaling $750,000.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the accounting staff at Hamilton which consists of approximately 14 people. During the six months ended June 30, 2008, Hamilton charged the Partnership $50,000 ($25,000 per quarter) for bookkeeping and accounting services and anticipates an additional $25,000 for each of the remaining quarters in 2008.

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

        Revenue Recognition: Rental income from residential and commercial properties is recognized over the term of the related lease. Amounts 60 days in arrears are charged against income. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight line basis over the term of the lease.

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

RESULTS OF OPERATIONS

        Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007 (as adjusted for discontinued operations).

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $618,000 during the three months ended June 30, 2008 compared to approximately $509,000 for the three months ended June 30, 2007, an increase of approximately $109,000 (21%).

        The rental activity is summarized as follows:

	Occupancy Date
	July 28, 2008	April 28, 2008	July 23, 2007
Residential
Units	2,265	2,297	2,377
Vacancies	31	44	50
Vacancy rate	1.3%	1.9%	2.1%
Commercial
Total square feet	90,848	90,848	84,998
Vacancy	0	0	0
Vacancy rate	0%	0%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2008		2007
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,968	$7,935	$7,929	$7,599
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$109	$109	$124	$124

  Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	June 30, 2008	June 30, 2007	Dollar Change	Percent Change
Revenues:
Rental income	$7,934,836	$7,599,322	$335,514	4.42%
Laundry and sundry income	97,854	96,264	96,264	1.65%

	8,032,690	7,695,586	337,104	4.38%

Expenses:
Administrative	456,450	381,949	74,501	19.51%
Depreciation and amortization	1,609,953	1,720,388	(110,435)	(6.42%)
Interest	1,917,353	1,854,083	63,270	3.41%
Management fees	330,190	309,859	20,331	6.56%
Operating	928,163	773,208	154,955	20.04%
Renting	106,654	98,898	7,756	7.84%
Repairs and maintenance	1,204,625	1,227,917	(23,292)	(1.90%)
Taxes and insurance	861,150	820,497	40,653	4.95%

	7,414,538	7,186,800	227,738	3.17%

Income Before Other Income and Discontinued Operations	618,152	508,786	109,366	21.50%

Other Income (Loss)
Interest income	32,253	96,827	(64,574)	(66.69%)
Casualty loss	(4,151)	—	(4,151)	(100.00%)
Mortgage prepayment penalties	(785,538)	—	(785,538)	(100.00%)
(Loss) Income from investment in joint ventures	(217,213)	11,303	(228,516)	(2,021.73%)

	(974,649)	108,130	(1,082,779)	(1,001.37%)

Income (loss) from continuing operations	(356,497)	616,916	(973,413)	(157.79%)

Discontinued Operations:
Gain on the sale of real estate	3,937,551	—	3,937,551	100.00%
(Loss) from discontinued operations	(7,408)	(29,393)	21,985	74.80%

	3,930,143	(29,393)	3,959,536	13,471.02%

Net Income	$3,573,646	$587,523	$2,986,123	508.26%

        Rental income for the three months ended June 30, 2008 was approximately $7,935,000 compared to approximately $7,599,000 for the three months ended June 30, 2007, an increase of approximately $336,000 (4.4%). The properties with the most significant increases include 62 Boylston Street with an increase of approximately $89,000; Westgate Apartments with an increase of approximately $39,000; School Street with an increase of approximately $24,000; Redwood Hills with an increase of approximately $27,000; and Hamilton Linewt with an increase of approximately $71,000. The majority of the Partnership's other properties experienced minimal rental income increases.

        Total expenses for the three months ended June 30, 2008 were approximately $7,414,000 compared to approximately $7,186,000 for the three months ended June 30, 2007, an increase of approximately $228,000 (3.17%). The most significant increases were interest expense of approximately $63,000 (3.4%) due to a higher level of debt; administrative expenses of approximately $74,000 (19.5%) due to an increase in professional fees due to SEC compliance costs and equity repurchase related legal expenses; an increase in operating expenses of approximately $155,000 (20.0%) due to increases in utility costs; and an increase in taxes and insurance of approximately $41,000 (4.9%) due to increased insurance premiums. These increases are offset by decreases in depreciation and amortization expenses of approximately $110,000 (6.4%), and decrease in repairs and maintenance expenses of approximately $23,000 (1.9%) due to significant repairs in 2007 in an effort to improve occupancy levels.

        At June 30, 2008, the Partnership has a 50% ownership interest in nine joint ventures. The loss on these investments is $217,213 for the three months ended June 30, 2008 compared to income of $11,303 for the three months ended June 30, 2007, a decrease of $228,516. Included in the loss at June 30, 2008 is a gain on the sale of units of approximately $272,000; included in the income for the three months ended June 30, 2007 is a gain on the sale of units of approximately $600,000. A number of units held for sale are vacant which has resulted in the loss of rental income, as well as continued maintenance of these units by the Partnership. See Note 14 to the Consolidated Financial Statements for financial information of these investment properties. The summaries are as follows:

345 Franklin Street, Cambridge, Massachusetts

        The Partnership invested in a 40-unit property in 2001. The Partnership's share of loss on this investment is $24,965 and $16,981 for the three months ended June 30, 2008 and 2007, respectively. The Partnership's share of loss on this investment is $38,575 and $31,807 for the six months ended June 30, 2008 and 2007, respectively. There was one vacant unit at July 28, 2008.

Hamilton on Main, Watertown, Massachusetts

        The Partnership invested in 146 units in three buildings in August 2004. The Partnership plans to retain all of these units as a rental property. The Partnership's share of loss is approximately $159,000 and $184,000 for the three months ended June 30, 2008 and 2007 respectively. The Partnership's share of loss is approximately $350,000 and $393,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in loss for both the three and six months ended June 30, 2008 is due to decreases in depreciation as well as and taxes and insurance. There were no vacant units at July 28, 2008.

Hamilton Place Sales, Watertown, Massachusetts

        The Partnership invested in 137 units in three buildings in August 2004. At the time of the acquisition, it was the Partnership's plan to sell all of the units as condominiums. As of July 28, 2008, all of the units have been sold. The Partnership's share of income is approximately $32,000 and $152,000 for the three months ended June 30, 2008 and 2007, respectively. The income includes a gain on the sale of units of approximately $34,000 and $203,000 for the three months ended June 30, 2008 and 2007, respectively. The Partnership's share of income is approximately $159,000 and $153,000 for the six months ended June 30, 2008 and 2007, respectively. The Partnership's share of income includes a gain on unit sales of approximately $174,000 and $266,000 for the six months ended June 30, 2008 and 2007, respectively.

Hamilton Minuteman, Lexington, Massachusetts

        The Partnership invested in a 42-unit residential complex in September 2004. The Partnership's share of loss on this investment is approximately $51,000 and $19,000 for the three months ended June 30, 2008 and 2007, respectively. The Partnership's share of loss is approximately $104,000 and $105,000 for the six months ended June 30, 2008 and 2007, respectively. There were no vacant units at July 28, 2008.

Essex 81 Commercial, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 7,715 square feet of commercial space. The Partnership's share of income on this investment is approximately $6,500 for the three months ended June 30, 2008, and a loss of approximately $1,100 for the six months ended June 30, 2008.

Hamilton Essex 81 Apartments, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 49 residential units and a 50 car surface parking lot. The Partnership's share of loss on this investment is approximately $23,000 for the three months ended June 30, 2008 and approximately $391,000 for the six months ended June 30, 2008. There were no vacant units at July 28, 2008.

Hamilton 1025, Quincy, Massachusetts

        The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 127 units as condominiums. The Partnership's share of loss is approximately $45,000 for the three months ended June 30, 2008 compared to income of approximately $84,000 for the three months ended June 30, 2007. There is no gain on the sale of units for the three months ended June 30, 2008, however there is a gain of approximately $161,000 included in income for the three months ended June 30, 2007. The Partnership's share of income is approximately $64,000 and $121,000 for the six months ended June 30, 2008 and 2007, respectively. Included in the income for the six months ended June 30, 2008 and 2007 is a gain of approximately $28,000 and $236,000 on the sale of units. As of July 28, 2008, 125 units have been sold and one unit has a reservation agreement. There was one vacant unit at July 28, 2008.

Hamilton Bay Apartments, Quincy, Massachusetts

        The Partnership invested in a 48 unit apartment complex in October 2005. The Partnership plans to retain these units for long term investment. The Partnership's share of loss is approximately $28,000 and $12,000 for the three months ended June 30, 2008 and 2007, respectively. The Partnership's share of loss is approximately $82,000 and $25,000 for the six months ended June 30, 2008 and 2007 respectively. There is one vacant unit at July 28, 2008.

Hamilton Bay Sales, Quincy, Massachusetts

        The Partnership invested in a 120 unit apartment complex in October 2005. The Partnership plans to sell all of the units as condominiums. The Partnership's share of income is approximately $76,000 and $41,000 for the three months ended June 30, 2008 and 2007, respectively. Included in income for the three months ended June 30, 2008 and 2007 is a gain on the sale of units of approximately $202,000 and $230,000, respectively. The Partnership's share of income is approximately $55,000 for the six months ended June 30, 2008 compared to a loss of approximately $62,000 for the six months ended June 30, 2007. Included in the income and loss for the six months ended June 30, 2008 and 2007 is a gain on the sale of units of approximately $141,000 and $312,000, respectively. In April 2008, the Partnership refinanced 20 units and obtained a new mortgage of $2,368,000, interest only at a rate of 5.75% which matures in 2013. At July 28, 2008, 102 units have been sold and one unit has a signed purchase and sales agreement. There are no vacant units at July 28, 2008.

        Interest income was approximately $32,000 for the three months ended June 30, 2008 compared to approximately $97,000 for the three months ended June 30, 2007, a decrease of approximately $65,000 (67%). This decrease reflects a decrease in cash available for investment as well as lower interest rates.

        During the three months ended June 30, 2008, the Partnership refinanced the mortgages on two properties. The penalty on the early repayment of these mortgages was $785,538 and is included in other income (loss).

        In April, the Partnership sold the Coach Apartments in Acton, Massachusetts. The gain on the sale is approximately $3,938,000 and is included in discontinued operations.

        As a result of the changes discussed above, net income for the three months ended June 30, 2008 was $3,573,646 compared to $587,523 for the three months ended June 30, 2007, an increase of $2,986,123.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $923,816 for the six months ended June 30, 2008 compared to $701,010 for the six months ended June 30, 2007, an increase of $222,806 (32%). The following is a summary of the Partnership's operations for the six months ended June 30, 2008 and 2007.

	June 30, 2008	June 30, 2007	Dollar Change	Percent Change
Revenues:
Rental income	$15,857,659	$15,308,058	$549,601	3.59%
Laundry and sundry income	206,998	201,161	5,837	2.90%

	16,064,657	15,509,219	555,438	3.58%

Expenses:
Administrative	882,239	772,862	109,377	14.15%
Depreciation and amortization	3,228,609	3,397,282	(168,673)	(4.96%)
Interest	3,843,212	3,692,604	150,608	4.08%
Management fees	652,470	620,788	31,682	5.10%
Operating	2,332,615	2,140,956	191,659	8.95%
Renting	186,865	165,330	21,535	13.03%
Repairs and maintenance	2,244,691	2,261,943	(17,252)	(0.76%)
Taxes and insurance	1,770,140	1,756,444	13,696	0.78%

	15,140,841	14,808,209	332,632	2.25%

Income before other income	923,816	701,010	222,806	31.78%

Other Income (Loss)
Interest income	80,622	196,953	(116,331)	(59.07%)
Casualty (Loss)	(4,151)	(60,000)	55,849	93.08%
Mortgage prepayment penalties	(4,487,706)	—	(4,487,706)	(100.00%)
(Loss) from investment in partnerships	(465,018)	(408,922)	(56,096)	(13.72%)

	(4,876,253)	(271,969)	(4,604,284)	(1,692.94%)

Income (loss) from continuing operations	(3,952,437)	429,041	(4,381,478)	(1,021.23%)

Discontinued Operations:
Gain on the sale of real estate	9,990,942	—	9,990,942	100.00%
Income (loss) from discontinued operations	(34,855)	98,928	(133,783)	(135.23%)

	9,956,087	98,928	9,857,159	9,963.97%

Net Income	$6,003,650	$527,969	$5,475,681	1,037.12%

        Rental income from continuing operations for the six months ended June 30, 2008 was approximately $15,858,000 compared to approximately $15,308,000 for the six months ended June 30, 2007, an increase of approximately $550,000 (3.5%). There were increases in rental income at many of the Partnership properties the most significant increases are as follows: 62 Boylston Street, with an increase of approximately $100,000; 1144 Commonwealth Avenue with an increase of approximately

$43,000; Westgate Apartments with an increase of approximately $40,000; Redwood Hills with an increase of approximately $29,000; School Street with an increase of approximately $24,000 and 1131 Commonwealth Avenue with an increase of approximately $22,000. There were insignificant increases and/or decreases at other properties.

        Total expenses from continuing operations for the six months ended June 30, 2008 were approximately $15,140,000 compared to approximately $14,808,000 for the six months ended June 30, 2007, an increase of approximately $333,000 (2.3%). The most significant increases were administrative expenses of approximately $109,000 (14.1%), operating expenses of approximately $192,000 (8.9%), renting expenses of approximately $22,000 (13.0%) and interest expenses of approximately $151,000 (4.0%) offset by a decrease in depreciation of approximately $170,000. An explanation of these changes is included in the discussion for the three month ended June 30, 2008.

        Interest income was approximately $81,000 for the six months ended June 30, 2008, compared to approximately $197,000 for the six months ended June 30, 2007, a decrease of approximately $116,000 (59%). This decrease is due primarily to a decrease in cash available for investment as well as a decrease in the interest rates.

        During the six months ended June 30, 2008, the Partnership refinanced the mortgages in twelve properties. The penalty on the early repayment of these mortgages is $4,487,706 and is included in other income (loss).

        During the six months ended June 30, 2008, the Partnership sold the Oak Ridge Apartments, Coach Apartments and three condominium units. The gain on the sale of these properties is $9,990,942 and is included in discontinued operations.

        As discussed previously, the Partnership has a 50% ownership interest in investment properties. The net loss from these investments is approximately $465,000 for the six months ended June 30, 2008 compared to a loss of approximately $408,000 for the six months ended June 30, 2007, an increase of approximately $57,000. The Partnership's share of loss includes a gain on the sale of units of approximately $348,000 and $815,000 for the six months ended June 30, 2008 and 2007, respectively. (See Note 14 to the financial statements for additional information.)

        As a result of the changes discussed above, net income for the six months ended June 30, 2008 was $6,003,650 compared to $527,969 for the six months ended June 30, 2007, an increase of $5,475,681.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2008 and 2007 was the collection of rents, as well as the refinancing of Partnership properties.

        The majority of cash and cash equivalents of $12,679,210 at June 30, 2008 and $6,890,525 at December 31, 2007 were held in interest bearing accounts at creditworthy financial institutions.

        This increase of $5,788,686 for the six months ended June 30, 2008 is summarized as follows:

	Six Months Ended June 30,
	2008	2007
Cash (used in) provided by operating activities	$(3,710,739)	$4,105,692
Cash provided by (used in) investing activities	8,491,591	(871,324)
Cash provided by (used in) financing activities	2,900,678	(536,286)
Distributions paid	(1,892,845)	(2,421,608)

Net increase in cash and cash equivalents	$5,788,685	$276,474

        The cash used in operating activities is due to an increase in prepaid expenses as well as a non cash gain on the sale of real estate. The cash provided by investing activities is due to the sale of Partnership properties as well as distributions from the joint ventures. The increase in cash provided by financing activities is due to the refinancing of Partnership properties during the six months ended June 30, 2008.

        During the six months ended June 30, 2008, the Partnership repurchased 254,387 Depositary Receipts at a total cost of $19,744,831. The purchase was funded from cash reserves, as well as from a loan from Harold Brown. In January, the Partnership borrowed $5,825,000 from Harold Brown, at a rate of 6%. The loan was repaid in full on February 29, 2008, with interest of $37,899.

        During the six months ended June 30, 2008, the Partnership refinanced 12 properties. The new mortgages total approximately $71,000,000 with interest rates ranging 5.6% to 6.0%. The new mortgages mature from 2018 to 2023 and call for interest only payments. After payments of existing mortgages of approximately $46,000,000 and prepayment penalties of approximately $4,500,000, the excess funds were used to pay the loan of $5,285,000 to Harold Brown and to purchase Depositary Receipts.

        In the second quarter of 2008, the Partnership sold three condominiums located at Harvard Gardens as well as the Coach Apartments. The total gain on the sale of these properties is $3,937,551 and is included in discontinued operations.

        During the six months ended June 30, 2008 the Partnership received distributions of $2,575,000 from the joint ventures compared to an investment of $500,000 from the joint venture during the six months ended June 30, 2007. See Note 14 of the Consolidated Financial Statements for additional information on the joint ventures and the related financial information.

        The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, and June 30, 2008 for a total distribution of $1,892,845. Management anticipates that similar distributions will continue to be made during 2008.

        During the six months ended June 30, 2008, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $1,305,863. The most significant improvements were made at the following properties: approximately $300,000 at Westgate Apartments; approximately $135,000 at School Street; approximately $114,000 at Hamilton Oaks; and approximately $136,000 at Redwood Hills. All such improvements were funded from the Partnership's cash reserves and escrow accounts established in connection with the financing of applicable properties.

        In addition to the improvements made to date in 2008, the Partnership and its Subsidiary Partnerships plan to invest approximately $1,078,000 in capital improvements during the balance of 2008, the majority of which will be spent at 62 Boylston Street, 1144 Commonwealth Avenue, Westside Colonial, Redwood Hills, School Street, and Westgate Woburn. These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership's cash.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

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

        As of June 30, 2008, the Partnership had a 50% ownership in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2008, our proportionate share of the non-recourse debt related to these investments was equal to approximately $26,200,000. See Note 14 to the Consolidated Financial Statements for details of the investment in joint ventures including results of operations, equity and units sales.

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

  The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts and these markets may be adversely affected by local economic market conditions, whic are beyond the Partnership's control.

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

 Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2008, the Partnership and its subsidiary Partnerships collectively have approximately $135,000,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. Approximately $3,000,000 of Investment Property mortgages payable are at a variable rate of 1.75% over the 30 day LIBOR rate (2.46% at June 30, 2008). These mortgages mature through 2009. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

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

        None.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Issuer Purchases of Equity Securities During the Second Quarter of 2008:

    None

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Receipts that may be purchased Under the Plan (as amended)
Balance of Authorized Repurchases at 06/30/08			174,256

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

        See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through June 30, 2008.

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

Dated: August 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	August 11, 2008
/s/ HAROLD BROWN Harold Brown	Treasure and Director to the General Partner (Principal and Finance Officer and Principal Accounting Officer)	August 11, 2008

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
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (UNAUDITED)
  Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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