Form 10-Q
period 2008-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2008-11-10
CIK 746514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

Class A
Limited Partnership Units
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 31, 2008, there were 109,371 Class A units (1,093,712 Depositary Receipts) 26,453 Class B units of limited partnership units issued and outstanding.

        (For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

 INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2008 and September 30, 2007, and the Nine Months Ended September 30, 2008 and September 30, 2007 (all unaudited)	4
	Consolidated Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2008 and September 30, 2007 (all unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007 (all unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		45

 NEW ENGLAND REALTY ASSOCIATES, L.P.

PART I—FINANCIAL INFORMATION

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

        The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$92,201,387	$96,730,044
Property Held for Sale	—	1,047,492
Cash and Cash Equivalents	13,256,237	6,890,525
Rents Receivable	622,443	505,869
Real Estate Tax Escrows	285,217	483,010
Prepaid Expenses and Other Assets	5,634,918	3,335,431
Investment in Joint Ventures	11,411,416	15,011,786
Financing and Leasing Fees	1,067,616	387,613

Total Assets	$124,479,234	$124,391,770

LIABILITIES AND PARTNERS' CAPITAL
Notes Payable	$—	$3,224,419
Mortgage Notes Payable	134,343,127	113,579,904
Accounts Payable and Accrued Expenses	1,651,191	1,746,266
Advance Rental Payments and Security Deposits	3,126,240	3,176,322

Total Liabilities	139,120,558	121,726,911

Commitments and Contingent Liabilities (Note 9)
Partners' Capital 139,226 units outstanding in 2008	(14,641,324)	2,664,859

Total Liabilities and Partners' Capital	$124,479,234	$124,391,770

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Rental income	$7,981,479	$7,611,143	$23,778,488	$22,851,053
Laundry and sundry income	95,907	99,906	304,905	301,067

	8,077,386	7,711,049	24,083,393	23,152,120

Expenses
Administrative	424,363	383,960	1,305,968	1,156,627
Depreciation and amortization	1,655,560	1,738,060	4,846,979	5,098,036
Management fees	327,079	311,711	978,507	931,059
Operating	784,581	770,835	3,117,155	2,911,567
Renting	218,896	218,065	405,761	383,395
Repairs and maintenance	1,429,528	1,308,607	3,653,203	3,552,584
Taxes and insurance	867,119	915,819	2,630,404	2,600,560

	5,707,126	5,647,057	16,937,977	16,633,828

Income Before Other Income and Discontinued Operations	2,370,260	2,063,992	7,145,416	6,518,292

Other Income (expense)
Interest expense	(1,930,302)	(1,837,588)	(5,725,270)	(5,477,793)
Interest income	39,357	102,959	119,979	299,911
Casualty loss	—	—	—	(60,000)
Mortgage prepayment penalties	—	—	(4,487,706)	—
(Loss) from investment in joint ventures	(300,352)	(121,712)	(765,370)	(530,634)

	(2,191,297)	(1,856,341)	(10,858,367)	(5,768,516)

Income (loss) from Continuing Operations	178,963	207,651	(3,712,951)	749,776

Discontinued Operations
Gain on the sale of real estate	67,650	—	10,054,392	—
Income (loss) from discontinued operations	(22,229)	11,042	(113,408)	(3,110)

	45,421	11,042	9,940,984	(3,110)

Net Income	$224,384	$218,693	$6,228,033	$746,666

Income per Unit
Income (loss) before discontinued operations	$1.35	$1.20	$(26.86)	$4.33
Income (loss) from discontinued operations	0.34	0.06	71.92	(0.02)

Net Income per Unit	$1.69	$1.26	$45.06	$4.31

Weighted Average Number of Units Outstanding	132,979	172,872	138,224	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(UNAUDITED)

	Units						Partner's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(2,899,594)	(688,654)	(36,245)	(3,624,493)
Stock buyback					1,199	(1,199)	(924,634)	——	——	(924,634)
Net Income	—	—	—	—	—-	—-	597,333	141,967	7,466	746,666

Balance, Sept. 30, 2007	144,180	34,243	1,802	180,225	8,172	172,053	$6,083,777	$1,667,950	$87,815	$7,839,542

Balance, January 1, 2008	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(2,376,778)	(564,485)	(29,710)	(2,970,973)
Stock buyback					26,501	(26,501)	(20,398,884)	(156,141)	(8,218)	(20,563,243)
Stock transfer					389	(389)	5,027,360	(4,775,965)	(251,395)	—
Net Income	—	—	—	—	—	—	4,982,426	1,183,326	62,281	6,228,033

Balance, Sept. 30, 2008	144,180	34,243	1,802	180,225	40,999	139,226	$(11,713,060)	$(2,781,851)	$(146,413)	$(14,641,324)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$6,228,033	$746,666

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,846,979	5,264,569
Loss from investment in joint ventures	765,370	530,634
(Income) loss from the sale of real estate from discontinued operations	(10,054,392)	—
Changes in operating assets and liabilities
(Increase) in rents receivable	(116,574)	(34,921)
(Increase) in insurance recovery receivable	—	(1,554,919)
Increase (decrease) in accounts payable and accrued expense	(95,075)	726,510
(Increase) Decrease in real estate tax escrow	197,793	16,996
(Increase) Decrease in prepaid expenses and other assets	(2,299,487)	(207,313)
Increase in advance rental payments and security deposits	(50,082)	52,435

Total Adjustments	(6,805,468)	4,793,891

Net cash provided by (used in) operating activities	(577,435)	5,540,657

Cash Flows provided by (used in) Investing Activities
(Investment in) unconsolidated joint ventures	—	(45,000)
Net proceeds from the sale of rental properties	7,423,853	—
Proceeds from joint ventures	2,835,000	1,850,000
Purchase and improvement of rental properties	(2,250,301)	(2,113,229)

Net cash provided by (used in) investing activities	8,008,552	(308,229)

Cash Flows (provided by) used in Financing Activities
Payment of mortgage notes payable	(3,224,419)	—
Payment of financing costs	(867,377)	(14,660)
Principal payments of mortgage notes payable	(566,493)	(802,481)
Stock buyback	(20,563,243)	(924,634)
Proceeds of mortgage notes payable	27,127,100	—
Distributions to partners	(2,970,973)	(3,624,493)

Net cash provided by (used in) financing activities	(1,065,405)	(5,366,268)

Net Increase (Decrease) in Cash and Cash Equivalents	6,365,712	(133,840)
Cash and Cash Equivalents, at beginning of period	6,890,525	9,773,250

Cash and Cash Equivalents, at end of period	$13,256,237	$9,639,410

See notes to consolidated financial statements

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

         Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

        The Partnership accounts for its investments in joint ventures for which Financial Accounting Standards ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46") does not apply under the equity method of accounting as the company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

         Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in the nine months ended September 30, 2008 or the year ended December 31, 2007.

         Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

         Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2008 or 2007. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At September 30, 2008, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 1.09% to 2.86%. At September 30, 2008 and December 31, 2007, respectively approximately $14,000,000 and $7,500,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

         Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $80,224 and $89,646 for the nine months ended September 30, 2008, and 2007 respectively.

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

         Interest Capitalized:    The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2008 and the year ended December 31, 2007, there was no capitalized interest.

         Extinguishment of Debt:    When existing mortgages are refinanced with the same lender, EITF 96-19 "Debtors Accounting for a Modification or exchange of Debt Instruments" requires they be analyzed. If it is determined that the refinancing is substantially different then they will be recorded as an extinguishment of debt. However if it is determined that the refinancing is substantially the same then they will be recorded as an exchange of debt. All refinancings qualify as extinguishment of debt.

         Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2.  RENTAL PROPERTIES

        As of September 30, 2008, the Partnership and its Subsidiary Partnerships owned 2,265 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of September 30, 2008, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, a commercial building in Newton and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at September 30, 2008 with a total of 390 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

        Rental properties consist of the following:

	September 30, 2008	December 31, 2007	Useful Life
Land, improvements and parking lots	$23,393,886	$23,829,256	10-31 years
Buildings and improvements	105,856,140	107,200,909	15-31 years
Kitchen cabinets	4,585,659	4,164,828	5-10 years
Carpets	3,970,754	3,441,808	5-10 years
Air conditioning	947,775	864,564	7-10 years
Laundry equipment	245,926	191,527	5-7 years
Elevators	951,032	896,394	20 years
Swimming pools	126,275	126,275	10 years
Equipment	1,955,402	1,668,493	5-7 years
Motor vehicles	104,725	105,800	5 years
Fences	231,660	226,171	5-10 years
Furniture and fixtures	4,419,338	4,310,312	5-7 years
Smoke alarms	120,531	99,214	5-7 years

	146,909,103	147,125,551
Less accumulated depreciation	(54,707,716)	(50,395,507)

	$92,201,387	$96,730,044

        On January 3, 2008, the Partnership sold the Oak Ridge Apartments, a 61-unit residential apartment complex located in Foxboro, Massachusetts. The sale price was $7,150,000, which resulted in a gain of approximately $6,400,000. In November 2007, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts, known as Linewt LLC. The purchase price was $3,475,000 and the building consists of 5,850 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Oak Ridge up to the purchase price of the Newton property. Most of the taxable gain of approximately $3,000,000 will be taxed at the capital gain rates. In accordance with Section 1031, the Newton property was owned by a Qualified Intermediary for the period from the purchase date of the Newton property and the sale date of the Foxboro property. The Qualified Intermediary borrowed $3,225,112 from Harold Brown, Treasurer of the General Partner, to purchase the Newton property. This loan was paid in full, with interest at 6% of $34,401, from the proceeds of the Oak Ridge sale on January 3, 2008. On January 22, 2008, the Partnership financed the Newton property with a first mortgage of $1,700,000 at 5.75% interest only until maturity in January 2018.

        In April 2008, the Partnership sold the Coach Apartments, a 48 unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as "the Barn." The purchase price was of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,020,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

NOTE 3.  RELATED PERSON TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income.

Total fees paid were approximately $976,000 and $973,000 during the nine months ended September 30, 2008 and 2007, respectively.

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In the nine months ended September 30, 2008 and 2007, approximately $412,000 and $970,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2008 expenses referred to above, approximately $155,000 consisted of repairs and maintenance and $211,000 of administrative expense. Approximately $46,000 of expenses for construction, architectural services and supervision of capital projects was capitalized in rental properties.

        Additionally in 2008, the Hamilton Company received approximately $385,000 from the Investment Properties of which approximately $203,000 was the management fee, $24,000 was for construction supervision and architectural fees, $128,000 was for maintenance services and $18,000 was for administrative services. The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $18,000 during the nine months ended September 30, 2008. As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $43,000 of commissions in 2008.

        On January 1, 2004, all employees were transferred to the management company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,672,000 and $1,610,000 for the nine months ended September 30, 2008 and 2007, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2008 and 2007.

        In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $37,500 during the nine months ended September 30, 2008 and 2007.

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

        The Partnership sold three units during the six months ended June 30, 2008 and realized a gain of approximately $124,000 and sold the remaining two units during the third quarter of 2008 and realized a gain of approximately $126,000 for a total gain of approximately $250,000.

        The above 42-unit condominium building is managed by an entity wholly owned by the 25% shareholder and President of the General Partner. That entity received annual management fees from the five units of approximately $1,500, and Hamilton reduced its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership's Partnership Agreement.

        In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership's cash reserves of approximately $4,800,000 after paying off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer assumed the costs and economic risks of converting and selling the condominium units, if the net gain from the sale of these units exceeds $500,000, the excess will be split equally between the buyer and Partnership. The Partnership previously estimated its share of the excess gain to be approximately $89,000. The last remaining unit was sold in October 2008, which resulted in a reduction in the estimated gain to approximately $50,000.

        On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors of the General Partner on August 8, 2008 and as further described under Item 3.02 of the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2008, which is incorporated herein by reference. Harold Brown, the treasurer of the General Partner, owns 75% of the issued and outstanding Class B Units of the Partnership and 75% of the issued and outstanding equity of the General Partner, Ronald Brown, the brother of Harold Brown and the president of the General Partner, owns 25% of the issued and outstanding Class B Units of the Partnership and 25% of the issued and outstanding equity of the General Partner.

NOTE 4.  OTHER ASSETS

        Included in prepaid expenses and other assets at September 30, 2008 and December 31, 2007 is a provision for insurance recovery from casualty losses of approximately $139,000 and $600,000, respectively. In addition, approximately $1,348,000 and $1,325,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at September 30, 2008 and December 31, 2007, respectively.

        Included in prepaid expenses and other assets at September 30, 2008 and December 31, 2007 is approximately $757,000 and $394,000, respectively, held in escrow to fund future capital improvements.

        Also included in prepaid expenses and other assets at September 30, 2008 is approximately $2,700,000 held by a Qualified Intermediary for the acquisition described in Note 2.

        Financing and leasing fees of $1,067,616 and $387,613 are net of accumulated amortization of $345,198 and $609,843 at September 30, 2008 and December 31, 2007, respectively.

NOTE 5.  MORTGAGE NOTES PAYABLE

        At September 30, 2008 and December 31, 2007, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2008, the fixed interest rates on these loans ranged from 4.99% to 8.46%, payable in monthly installments aggregating approximately $702,000, including interest, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At September 30, 2008, the weighted average interest rate on the above mortgages was 5.63%. The effective rate of 5.71% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at September 30, 2008 are as follows:

2009—current maturities	$739,000
2010	2,486,000
2011	2,703,000
2012	862,000
2013	40,045,000
Thereafter	87,508,000

$134,343,000

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

        In April 2008, the Partnership refinanced the property located at Worcester Road with a mortgage balance of approximately $3,500,000 at 8% with a new $6,000,000 mortgage at 5.97% interest only mortgage which matures in March 2018. Prepayment penalties and other costs were approximately $850,000. In June, the Partnership refinanced the Westside Colonial Apartments with a balance of approximately $4,600,000 maturing in 2008 with interest at a rate of 6.52% with $7,000,000 at 5.59% interest only mortgage maturing in June 2023. Closing costs were approximately $100,000. There were no prepayment penalties. Approximately $4,000,000 was received by the Partnership from these refinancings.

 PROFORMA INFORMATION IS AS FOLLOWS

	Nine Months Ended September 30, 2008			Year Ended December 31, 2007
	Historic	Adjustment	Proforma	Historic	Adjustment	Proforma
		(Unaudited)			(Unaudited)
Revenues
Rental income	23,778,488		22,778,488	31,228,847	0	31,228,847
Laundry and sundry income	304,905		304,905	396,894	0	396,894

	24,083,393		24,083,393	31,625,741	0	31,625,741

Expenses
Administrative	1,305,968		1,305,968	1,617,349	0	1,617,349
Depreciation and amortization	4,846,979		4,846,979	6,903,790	0	6,903,790
Interest	5,725,270	96,759	5,822,029	7,574,784	402,721	7,977,505
Management fees	978,507		978,507	1,279,770	0	1,279,770
Operating	3,117,155		3,117,155	4,121,795	0	4,121,795
Renting	405,761		405,761	496,335	0	496,335
Repairs and maintenance	3,653,203		3,653,203	4,869,479	0	4,869,479
Taxes and insurance	2,630,404		2,630,404	3,498,347	0	3,498,347

	22,663,247	96,759	22,760,006	30,361,649	402,721	30,764,370

Income Before Other Income and Discontinued Operations	1,420,146	(96,759)	1,323,387	1,264,092	(402,721)	861,371

        The above proforma information shows the effect of the Partnership's refinancing of approximately $46 million with interest at 6.52% to 8.44% with new mortgages of approximately $71 million with interest of 5.54% to 5.97% as described above. The new mortgages are included in the September 30, 2008 balance sheet and the cash flows are included in the statement of cash flows for the nine months then ended. Net cash flows necessary to service these new interest only mortgages is approximately $106,000 less per year than the required payments on the old mortgages which included principal payments of approximately $500,000 per year.

NOTE 6.  ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2008, amounts received for prepaid rents of approximately $1,551,000 are included in cash and cash equivalents, and security deposits of approximately $1,517,000 are included in other assets.

NOTE 7.  PARTNERS' CAPITAL

        The Partnership has two classes of Limited Partners (Class A and B) and one category of General Partner. Under the terms of the Partnership Agreement, distributions to holders of Class B Units and General Partnership Units must represent 19% and 1%, respectively, of the total units outstanding. All classes have equal profit sharing and distribution rights, in proportion to their ownership interests.

        In 2008, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, and September 30, 2008.

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

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September 30,
	2008	2007
Income (loss) per Depositary Receipt before Discontinued Operations	$(2.69)	$0.43
Income from Discontinued Operations	7.19	0

Net Income per Depositary Receipt after Discontinued Operations	$4.50	$0.43

Distributions per Depositary Receipt	$2.10	$2.10

NOTE 8.  TREASURY UNITS

        Treasury Units at September 30, 2008 are as follows:

Class A	32,799
Class B	7,790
General Partnership	410

40,999

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts and on January 30, 2008 the General Partner further increased the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 6, 2008, the General Partner further increased the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,00. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009. In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. As of September 30, 2008, the Partnership has repurchased 334,244 Depositary Receipts at an average price of $77.12 per receipt (or $771.20 per underlying Class A Unit), 104.5 Class B Units at an average price of $766.90 per Unit, and 5.5 General Partner Units at an average price of $766.90 per Unit, totaling approximately $25,862,000 including brokerage fees paid by the Partnership.

        On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in Treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors on the General Partner on August 8, 2008 and as further described under Item 3.02 of the Partnership's Current Report on 8-K as filed with the Securities Exchange Commission on September 18, 2008, which is incorporated by reference.

        In October 2008, an additional 20,100 depositary receipts were purchased at an average price of $63.41 for a total of approximately $1,288,000. Additionally, as described above this will result in the purchase of 503 Class B and General Partnership Units for an approximate cost of $320,000.

        On January 18, 2008, 113,518 Depositary Receipts included above became available to purchase at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% of $37,899, on February 29, 2008.

        As of September 30, 2008, the repurchase of approximately $25,884,000 of Depositary Receipts described above, resulted in the Partnership having a negative Partners' Capital of $14,641,324.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10.  RENTAL INCOME

        During the nine months ended September 30, 2008, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2008 as follows:

Commercial Property Leases
2009	$1,975,000
2010	1,766,000
2011	1,618,000
2012	1,428,000
2013	1,212,000
Thereafter	2,113,000

$10,112,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $365,000 and $366,000 for the nine months ended September 30, 2008 and for the year ended December 31, 2007, respectively.

        Rents receivable are net of allowances for doubtful accounts of approximately $622,000 and $505,000 at September 30, 2008 and December 31, 2007, respectively. Included in rents receivable is approximately $449,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

NOTE 11.  CASH FLOW INFORMATION

        During the nine months ended September 30, 2008 and 2007, cash paid for interest was $5,774,892 and $5,756,171 respectively.

        Non-cash financing activity—exchange of depositary receipts for Class B and General Partnership Units. (Note 8)

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
At September 30, 2008	$134,343,127	$133,354,862
At December 31, 2007	$113,579,904	$115,104,658

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2008 and December 31, 2007. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and current estimates of fair value differ significantly from these amounts presented herein.

NOTE 13.  TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partner's tax returns is different than financial statement income because of deferred gains, accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $6,700,000 less than statement income for the nine months ended September 30, 2008 and approximately $1,000,000 greater than statement income for the year ended December 31, 2007. The cumulative tax basis of the Partnership's real estate at September 30, 2008 is approximately $4,000,000 less than the statement basis. The primary reason for the lower taxable income and basis is the acquisition of two properties in 2008 utilizing tax free exchanges. The Partnership's tax basis in its joint venture investments is approximately $200,000 less than statement basis. The tax free exchanges in 2007 and 2008 and depreciation rules that generated substantial tax deductions in prior years may result in taxable income in future years exceeding statement income.

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

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of October 27, 2008, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,808,000 at September 30, 2008. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81 Apartments, LLC. In August 2008, the Partnership refinanced the mortgages on both parcels at Essex 81 and transferred the commercial space to Essex 81 Apartments, LLC and the parking lot to Essex 81, LLC. The mortgage on Essex 81 Apartments, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Essex 81 LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (2.57% at September 29, 2008) and is due in August 2011. The investment in the parking lot is referred to as Essex 81 LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. As of October 27, 2008, 126 units have been sold, and an additional unit has a signed purchase and sales agreement. Gains from the sales of units (approximately $56,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

        In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This new loan required a cash contribution by the Partnership of $1,250,000 in

December 2006. The unamortized deferred financing costs of approximately $30,000 were written off in the first quarter of 2007. This investment is referred to as Hamilton Minuteman, LLC.

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of October 27, 2008, the Partnership sold 137 units as condominiums which were located in three buildings. Gains from these sales will be taxed as ordinary income (approximately $33,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets will be combined with Hamilton on Main Apartments. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5% respectively, was the sales agent and will receive a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

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

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at September 30, 2008 of approximately $7,494,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

 Summary financial information as of September 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
ASSETS
Rental Properties	1,022,820	12,200,895	9,373,786	6,844,245	2,327,118	8,294,783	8,407,271	25,551,487	—	74,022,406
Cash & Cash Equivalents	5,478	281	5,699	69,325	28,878	6,736	2,770	29,598	66	148,830
Rent Receivable	27,271	99,771	12,232	3,313	1,867	(682)	(4,037)	6,760	—	146,494
Real Estate Tax Escrow	—	28,751	38,827	43,167	101,973	45,685	14,398	90,458	—	261,287
Due From Investment Properties	—	—		90,000	101,973			230,000	1,798,870	2,220,843
Prepaid Expenses & Other Assets	616	75,769	80,076	66,252	171,175	76,502	63,233	360,989	—	894,612
Financing & Leasing Fees	13,889	140,109	42,869	41,007	23,030	53,281	34,738	45,424	—	394,346

Total Assets	1,070,075	12,545,575	9,553,490	7,157,309	2,654,,041	8,476,304	8,518,374	26,314,716	1,798,935	78,088,819

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	2,162,000	8,600,000	7,494,389	5,000,000	1,808,000	4,750,000	5,500,000	16,696,141	—	52,010,529
Due to Investment Properties	—	—	375,000	—		1,973	45,000	1,798,870	—	2,220,843
Accounts Payable & Accrued Exp	12,265	54,947	90,799	10,459	19,098	6,021	39,673	165,573	1,285	400,120
Advance Rental Payments & Security Deposits		131,327	116,457	61,544	17,308	79,025	47,377	181,454	—	634,493

Total Liabilities	2,174,265	8,786,274	8,076,645	5,072,003	1,844,406	4,837,020	5,632,050	18,842,037	1,285	55,265,985
Partners' Capital	(1,104,190)	3,759,301	1,476,845	2,085,306	809,636	3,639,284	2,886,324	7,472,679	1,797,650	22,822,834

Total Liabilities & Capital	1,070,075	12,545,575	9,553,490	7,157,309	2,654,041	8,476,304	8,518,374	26,314,716	1,798,935	78,088,819

Partners' Capital—NERA 50%	(552,095)	1,879,651	738,422	1,042,653	404,818	1,819,642	1,443,162	3,736,339	898,825	11,411,417

 Summary financial information for the nine months ended September 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	305,709	814,994	775,115	590,527	172,812	615,792	565,244	1,758,124	1,747	5,600,063
Laundry and Sundry Income	—	1,587	1,013	—	—	—	2,426	15,115	—	20,141

	305,709	816,581	776,128	590,527	172,812	615,792	567,669	1,773,239	1,747	5,620,204

Expenses
Administrative	4,954	5,696	28,519	13,219	8,060	7,318	2,429	42,312	3,770	116,277
Depreciation and Amortization	86,798	299,435	285,922	248,993	159,537	291,533	389,886	1,157,859	20,508	2,940,472
Management Fees	17,024	31,366	31,352	23,741	7,480	24,284	22,094	72,863	51	230,255
Operating	29,891	74,336	43,067	1,134	1,694	787	42,100	275,466	214	468,688
Renting	—	17,339	33,959	4,394	1,556	2,116	2,218	21,828	—	83,410
Repairs and Maintenance	2,754	90,895	63,589	257,646	118,169	213,398	74,494	325,117	5,828	1,151,891
Taxes and Insurance	50,296	93,282	66,317	94,714	43,105	82,924	96,042	239,220	4,861	770,860

	191,716	612,449	552,726	643,842	339,601	622,360	629,262	2,134,664	35,232	5,761,853

Income (Loss) Before Other Income	113,993	204,132	223,402	(53,315)	(166,789)	(6,568)	(61,593)	(361,425)	(33,485)	(141,649)

Other Income (Loss)
Interest Expense	(103,500)	(353,467)	(393,332)	(216,737)	(59,951)	(203,625)	(238,129)	(665,606)	(7)	(2,234,353)
Interest Income	1,444	100	245	685	3,831	475	261	1,473	2,640	11,154
Gain on Sale of Real Estate	—	—	—	121,130	352,393	—	—	12,381	348,204	834,108
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—

	(102,056)	(353,367)	(393,087)	(94,922)	296,273	(203,150)	(237,868)	(651,752)	350,837	(1,389,091)

Net Income (Loss)	(11,937)	(149,235)	(169,685)	(148,237)	129,484	(209,718)	(299,461)	(1,013,177)	317,352	(1,530,740)

P&L—NERA 50%	(5,968)	(74,617)	(84,843)	(74,118)	64,742	(104,859)	(149,731)	(506,589)	158,676	(765,370)
Total units/condominiums	—	49	40	176	120	48	42	146	137	758
Units to be retained	—	49	40	49	0	48	42	146	0	374

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through Oct. 27, 2008		—	—	126	105	—	—	—	137	368

Balance of unsold units		—		1	15	—	—	—	—	16
Unsold units with deposits for future sale as of Oct. 27, 2008				1		—	—	—	—	1

 Summary financial information for the three months ended September 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	98,755	284,375	258,038	196,925	56,957	205,957	193,117	583,193	—	1,877,317
Laundry and Sundry Income	—	1,017	356	—	—	—	1,443	4,830	—	7,646

	98,755	285,392	258,394	196,925	56,957	205,957	194,559	588,023	—	1,884,963

Expenses
Administrative	631	1,807	14,064	4,789	226	2,632	1,537	12,756	—	38,442
Depreciation and Amortization	27,034	100,975	108,324	82,998	53,681	97,178	131,586	392,125	—	993,901
Management Fees	2,673	10,645	10,429	8,075	2,197	8,052	7,040	23,452	—	72,563
Operating	8,989	25,767	11,110	307	37	244	12,528	67,595	—	126,577
Renting	—	12,014	17,296	1,318	—	929	440	6,957	—	38,954
Repairs and Maintenance	1,175	42,823	36,802	95,424	17,933	60,503	25,820	98,060	—	378,539
Taxes and Insurance	12,926	42,241	22,425	18,222	7,378	14,288	26,181	77,192	—	220,854

	53,428	236,272	220,450	211,133	81,452	183,826	205,131	678,137	—	1,869,830

Income Before Other Income	45,327	49,120	37,944	(14,208)	(24,495)	22,131	(10,572)	(90,114)	—	15,133

Other Income (Loss)
Interest expense	(31,360)	(121,156)	(130,494)	(72,818)	(27,772)	(68,374)	(79,983)	(222,886)	—	(754,841)
Interest Income	120	74	15	130	782	82	52	230	1	1,487
Gain on Sale of Real Estate	—	—		66,150	71,364			—	—	137,514
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—

	(31,240)	(121,082)	(130,479)	(6,538)	44,374	(68,292)	(79,931)	(222,656)	1	(615,840)

Net Income (Loss)	14,087	(71,962)	(92,535)	(20,746)	19,879	(46,161)	(90,503)	(312,770)	1	(600,707)

P&L—NERA 50%	7,044	(35,981)	(46,267)	(10,373)	9,940	(23,080)	(42,251)	(156,385)	0	(300,354)

        Future annual mortgage maturities at September 30, 2008 are as follows:

	Essex 81	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales
Period End	March 2005	March 2005	November 2005	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
September 30, 2009	—	—	135,090	—	—	—	—	249,593	—	384,682
September 30, 2010	—	8,911	144,711	—	—	—	—	262,728	—	416,350
September 30, 2011	2,162,000	110,346	155,018	—	—	—	—	276,561	—	2,703,925
September 30, 2012	—	116,907	166,060	50,135	—	50,135	36,421	291,128	—	710,617
September 30, 2013	—	123,859	177,887	64,222	1,808,000	64,222	65,250	306,468	—	2,616,025
Thereafter	—	8,239,977	6,715,623	4,885,643	—	4,885,643	4,648,328	15,309,664	—	45,178,930

	2,162,000	8,600,000	7,494,389	5,000,000	1,808,000	4,750,000	5,500,000	16,696,141	—	52,010,529

 Summary financial information as of September 30, 2007 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
ASSETS
Rental Properties	4,810,110	8,829,653	9,306,299	7,320,693	6,462,374	9,287,217	8,846,141	25,531,643	3,402,646	83,796,776
Cash & Cash Equivalents	4,525	702	(11,650)	14,611	(211,081)	38,454	18,634	10,350	795,094	659,639
Rent Receivable	199,186	20,093	—	8,050	4,072	(789)	670	2,820	5,636	239,738
Real Estate Tax Escrow	—	9,526	41,005	16,256	—	29,692	18,074	408,923	—	523,476
Due From Investment Properties	—	—		—	—	—	—	—	591	591
Prepaid Expenses & Other Assets	21,154	135,953	112,638	271,787	104,671	38,030	114,730	322,049	583,726	1,704,738
Financing & Leasing Fees	47,224	120,729	51,035	46,034	—	59,433	39,753	54,120	5,204	423,532

Total Assets	5,082,199	9,116,656	9,499,327	7,677,431	6,360,037	9,452,037	9,038,000	26,329,906	4,792,898	87,438,491

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	3,000,000	7,762,000	7,620,497	5,000,000	4,095,109	4,750,000	5,500,000	16,825,000	—	54,552,606
Due to Investment Properties	—	—	—	—	—	—	—	591	—	591
Accounts Payable & Accrued Exp	30,315	38,247	68,391	18,208	147,984	11,330	35,675	111,178	36,704	498,032
Advance Rental Payments & Security Deposits	24,000	106,807	97,429	59,859	41,866	81,626	35,254	132,308	3,020	582,169

Total Liabilities	3,054,315	7,907,054	7,786,317	5,078,066	4,284,958	4,842,956	5,570,929	17,069,077	39,725	55,633,396
Partners' Capital	2,027,885	1,209,602	1,713,010	2,599,364	2,075,079	4,609,082	3,467,071	9,260,829	4,753,173	31,715,095

Total Liabilities & Capital	5,082,199	9,116,656	9,499,327	7,677,431	6,360,037	9,452,038	9,038,000	26,329,906	4,792,898	87,348,491

Partners' Capital—NERA 50%	1,013,943	604,801	856,505	1,299,682	1,037,540	2,304,541	1,733,536	4,630,414	2,376,587	15,857,547

 Summary financial information for the nine months ended September 30, 2007 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	912,372	238,481	769,637	603,631	618,368	437,959	543,406	1,754,922	200,261	6,079,038
Laundry and Sundry Income	1,571	1,054	2,858	—	—	—	751	29,168	—	35,402

	913,943	239,535	772,495	603,631	618,368	437,959	544,156	1,784,090	200,261	6,114,440

Expenses
Administrative	7,875	3,262	18,667	18,280	28,569	8,534	4,773	41,441	13,364	144,765
Depreciation and Amortization	117,367	218,960	251,319	291,621	751,180	80,285	417,366	1,539,725	244,953	3,912,775
Management Fees	32,828	7,813	32,129	26,358	24,851	21,089	21,738	70,614	7,764	245,182
Operating	71,469	18,424	47,374	2,865	12,060	627	45,547	221,227	4,145	423,737
Renting	2,600	9,325	30,385	3,964	1,805	4,377	3,332	8,442	—	64,230
Repairs and Maintenance	45,365	28,577	55,897	211,292	268,302	145,162	55,978	258,814	158,457	1,227,842
Taxes and Insurance	94,030	35,276	67,605	119,539	146,762	82,437	54,190	214,585	67,771	882,194

	371,534	321,637	503,375	673,918	1,233,528	342,511	602,923	2,354,847	496,454	6,900,726

Income (Loss) Before Other Income	542,409	(82,102)	269,120	(70,287)	(615,160)	95,448	58,767	(570,757)	(296,193)	(786,286)

Other Income (Loss)
Interest expense	(442,307)	(130,280)	(399,469)	(215,584)	(481,749)	(170,395)	(243,084)	(664,103)	(50,127)	(2,797,098)
Interest income	1,412	—	798	8,599	109	659	5,470	720	8,651	26,419
Gain on Sale of Real Estate	—	—	—	730,073	872,755	—	—	—	932,546	2,535,374
Other Income (Expenses)	—	—	—	(37,428)	—	—	(2,248)	—	—	(39,676)

	(440,895)	(130,280)	(398,671)	485,660	391,115	(169,736)	(239,862)	(663,383)	891,070	(274,981

Net Income (Loss)	101,514	(212,382)	(129,551)	415,372	(224,045)	(74,288)	(298,629)	(1,234,140)	594,877	(1,061,267)

P&L—NERA 50%	50,757	(106,191)	(64,776)	207,686	(112,022)	(37,144)	(149,314)	(617,070)	297,439	(530,633)
Total units/condominiums	—	49	40	176	120	48	42	146	137	758
Units to be retained	—	49	40	49	0	48	42	146	0	374

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through Oct. 27, 2007		—	—	123	79	—	—	—	127	329

Balance of unsold units		—		4	41	—	—	—	10	55
Unsold units with deposits for future sale as of Oct. 27, 2007				1	13	—	—	—	2	16

 Summary financial information for the three months ended September 30, 2007 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	194,875	238,481	253,755	199,875	126,150	190,090	182,822	573,621	17,078	1,976,748
Laundry and Sundry Income	—	1,054	413	—	—	—	—	15,417	—	16,884

	194,875	239,535	254,168	199,875	126,150	190,090	182,822	589,038	17,078	1,993,632

Expenses
Administrative	313	3,262	7,668	4,377	6,487	2,738	1,087	14,476	7,350	47,759
Depreciation and Amortization	(104,675)	218,960	84,933	97,209	252,467	34,521	129,615	516,066	78,319	1,306,964
Management Fees	6,137	7,813	9,697	8,386	4,835	7,721	7,227	23,674	837	76,327
Operating	6,872	18,424	13,599	1,539	(2,207)	483	12,035	68,143	820	119,798
Renting	—	9,325	17,403	965	414	1,425	1,705	4,222	—	35,459
Repairs and Maintenance	2,749	28,577	31,535	68,166	73,823	68,257	22,166	111,604	32,338	439,215
Taxes and Insurance	7,939	35,276	22,936	33,281	34,064	32,023	17,875	74,955	15,337	273,687

	(80,665)	321,637	187,771	213,923	396,883	147,169	191,260	813,141	135,001	2,299,119

Income Before Other Income	275,540	(82,102)	66,397	(14,048)	(243,733)	42,921	(8,438)	(224,103)	(117,923)	(305,487)

Other Income (Loss)
Interest expense	(42,519)	(130,280)	(132,609)	(72,659)	(105,078)	(68,310)	(79,812)	(223,783)	(126)	(855,176)
Interest income	331	—	276	3,550	—	297	—	279	6,293	11,024
Gain on Sale of Real Estate	—	—	—	256,644	248,617	—	—	—	400,962	906,223
Other Income (Expenses)	—	—	—	—	—	—-	—	—	—	—-

	(42,188)	(130,280)	(132,333)	187,535	143,539	(68,013)	(79,812)	(223,504)	407,129	62,071

Net Income (Loss)	233,352	(212,382)	(65,936)	173,487	(100,194)	(25,092)	(88,250)	(447,607)	289,206	(243,417)

P&L—NERA 50%	116,676	(106,191)	(32,968)	86,743	(50,097)	(12,546)	(44,125)	(223,804)	144,603	(121,708)

        Future annual mortgage maturities at September 30, 2007 are as follows:

	Essex 81 Commercial	Essex 81 Apts.	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts.	Hamilton Minuteman	Hamilton on Main Apts	Hamilton Place Sales
Acquisition Date Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
September 30, 2008	—	—	126,108	—	4,095,109	—	—	138,651	—	4,359,867
September 30, 2009	3,000,000	29,307	135,090	—	—	—	—	247,633	—	3,412,030
September 30, 2010	—	92,795	144,711	—	—	—	—	260,770	—	498,276
September 30, 2011	—	98,481	155,018	—	—	—	—	274,603	—	528,102
September 30, 2012	—	103,245	166,060	50,135	—	36,421	49,966	289,170	—	694,997
Thereafter	—	7,438,172	6,893,510	4,949,865	—	4,713,579	5,450,034	15,614,174	—	45,059,333

	3,000,000	7,762,000	7,620,497	5,000,000	4,095,109	4,750,000	5,500,000	16,825,000	—	54,552,605

        Interest rates, the majority of which are variable, range from 5.18% to 6.9% at September 30, 2008.

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

FASB Statement No. 141(R)—(revised 2007), ("FASB No. 141(R)"), Business Combinations

        In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership is currently assessing the potential impact that the adoption of FASB No. 141(R) will have on its financial position and results of operations.

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

NOTE 16.  DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Total Revenues	$243,470	$1,082,121

Operating and other expenses	256,774	918,698
Depreciation and amortization	100,104	166,533

	356,878	1,085,231

(Loss) income from discontinued operations	(113,408)	(3,110)
Gain on the sale of real estate	10,054,392	—

	$9,940,984	$(3,110)

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

        For the first three quarters of 2008, the Partnership continued to meet revenue and operating expense expectations. Management had anticipated continued increases in utilities, bad debt and vacancy. To date, bad debt has abated along with utility costs and vacancy rates. Leading into the fourth quarter, vacancy rates should continue to be at the low levels enjoyed in the past. Management still believes that earnings power related to revenue growth and expense management will be mitigated by recession fears and growing unemployment. It is expected that bad debt and vacancy rates will increase by mid 2009. Extensive energy management control across all aspects of utility costs will have a positive impact against rising costs associated with real estate taxes and other operating expenses.

        The portfolio has no near term debt exposure nor condominium conversion exposure putting the portfolio in a good position to manage any near term downturn. Management continues to weigh acquisition and disposition opportunities in contrast to its' stock repurchase program.

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

        At September 30, 2008, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 36.4% of the Depositary Receipts representing the Partnership's Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and also a director. Two of NewReal's other directors Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership's Class A Units or receipts.

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

        Hamilton accounted for approximately 4% of the repair and maintenance expense paid for by the Partnership in the nine months ended September 30, 2008, and approximately 5% for the year ended December 31, 2007. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff but are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 49% of the legal services paid for by the Partnership during the nine months ended September 30, 2008 and approximately 59% for the year ended December 31, 2007.

        Additionally, as described in Note 3 to the Consolidated Financial Statements, the Hamilton Company received similar fees from the Investment Properties.

        R. Brown Partners, which is owned by Ronald Brown, manages the 42- unit condominium association referred to as Harvard 45 located in Brookline, Massachusetts. Up until the third quarter of 2008, the Partnership owned five units at Harvard 45. R. Brown Partners received annual management fees from the five units of approximately $3,000, and Hamilton reduced its management fees to approximately 2%, so that the total management fee would not exceed the 4% allowed by the Partnership's Partnership Agreement.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2008, Hamilton provided the Partnership approximately $46,000 in construction and architectural services. In 2007, Hamilton provided construction and architectural services paid for by the Partnership totaling $750,000.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the accounting staff at Hamilton which consists of approximately 14 people. During the nine months ended September 30, 2008, Hamilton charged the Partnership $75,000 ($25,000 per quarter) for bookkeeping and accounting services and anticipates an additional $25,000 for the fourth quarter of 2008.

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

RESULTS OF OPERATIONS

        Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007 (as adjusted for discontinued operations).

        The Partnership and its Subsidiary Partnerships earned income from continuing operations of approximately $178,963 during the three months ended September 30, 2008 compared to approximately $207,651 for the three months ended September 30, 2007, a decrease of approximately $28,688.

        The rental activity is summarized as follows:

	Occupancy Date
	October 27, 2008	July 28, 2008	October 22, 2007
Residential
Units	2,265	2,265	2,377
Vacancies	49	31	71
Vacancy rate	2.1%	1.3%	3.0%
Commercial
Total square feet	90,848	90,848	84,998
Vacancy	0	0	0
Vacancy rate	0%	0%	0%

	Rental Income (in thousands) Three Months Ended September 30,
	2008		2007
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$7,959	$7,981	$7,961	$7,611
Residential percentage	92%	92%	93%	93%
Commercial percentage	8%	8%	7%	7%
Contingent rentals	$134	$134	$45	$45

  Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	September 30, 2008	September 30, 2007	Dollar Change	Percent Change
Revenues:
Rental income	$7,981,479	$7,611,143	$370,336	4.9%
Laundry and sundry income	95,907	99,906	(3,999)	(4.0%)

	8,077,386	7,711,049	366,337	4.8%

Expenses:
Administrative	424,363	383,960	40,403	10.5%
Depreciation and amortization	1,655,560	1,738,060	(82,500)	(4.7)%
Management fees	327,079	311,711	15,368	4.9%
Operating	784,581	770,835	13,746	1.8%
Renting	218,896	218,065	831	—
Repairs and maintenance	1,429,528	1,308,607	120,921	9.2%
Taxes and insurance	867,119	915,819	(48,700)	(5.3)%

	5,707,126	5,647,057	60,069	1.1%

Income Before Other Income and Discontinued Operations	2,370,260	2,063,992	306,268	14.8%

Other Income (Loss)
Interest expense	(1,930,302)	(1,837,588)	(92,714)	(5.0)%
Interest income	39,357	102,959	(63,602)	(61.8)%
Casualty loss	—	—
Mortgage prepayment penalties	—	—
(Loss) Income from investment in joint ventures	(300,352)	(121,712)	(178,640)	(146.7)%

	$(2,191,297)	$(1,856,341)	(334,956)	(18.0)%

Income (loss) from continuing operations	178,963	207,651	(28,688)	(13.8)%

Discontinued Operations:
Gain on the sale of real estate	67,650	—	67,650	100.0%
(Loss) from discontinued operations	(22,229)	11,042	(33,271)	(301.3)%

	45,421	11,042	34,379	311.3%

Net Income	$224,384	$218,693	$5,691	2.6%

        Rental income from continuing operations for the three months ended September 30, 2008 was approximately $7,981,000 compared to approximately $7,611,000 for the three months ended September 30, 2007, an increase of approximately $370,000 (4.9%). The properties with the most significant increases include 62 Boylston Street with an increase of approximately $95,000; Hamilton Linewt with an increase of approximately $67,000; 1144 Commonwealth Avenue with an increase of approximately $40,000; Westgate Apartments with an increase of approximately $38,000; Westside Colonial with an increase of approximately $17,000 and Worcester Road with an increase of approximately $16,000. The increases at 62 Boylston Street and 1144 Commonwealth Avenue is due to vacancies in 2007 arising from fire and flooding losses. Linewt is a new acquisition in 2008. The majority of the Partnership's other properties experienced minimal rental income increases.

        Total expenses from continuing operations for the three months ended September 30, 2008 were approximately $5,707,000 compared to approximately $5,647,000 for the three months ended September 30, 2007, an increase of approximately $60,000 (1.1%). The most significant increases were repairs and maintenance expenses of approximately $121,000 (9.2%) due to continued maintenance at property in an effort to maintain occupancy; administrative expenses of approximately $40,000 (10.5%) due to an increase in professional fees due to SEC compliance costs and equity repurchase related legal expenses; an increase in operating expenses of approximately $14,000 (1.8%) due to increases in utility costs; and an increase in the management fees of approximately $15,000 (4.9%) due to the increase in rental income. These increases are offset by decreases in depreciation and amortization expenses of approximately $82,500 and a decrease in taxes and insurance of approximately $49,000 (5.3%) due to decreases in insurance premiums for many of the Partnership properties.

        At September 30, 2008, the Partnership has a 50% ownership interest in nine joint ventures. The loss on these investments is approximately $300,000 and $122,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately $178,000 (146.7%). Included in the loss for the three months ended September 30, 2008 and 2007 is a gain on the sale of units of approximately $69,000 and $453,000, respectively. A number of units held for sale are vacant which has resulted in the loss of rental income, as well as continued maintenance of these units by the Partnership. See Note 14 to the Consolidated Financial Statements for financial information of these investment properties. The summaries are as follows:

345 Franklin Street, Cambridge, Massachusetts

        The Partnership invested in a 40-unit property in 2001. The Partnership's share of loss on this investment is approximately $46,000 and $33,000 for the three months ended September 30, 2008 and 2007, respectively. The Partnership's share of loss on this investment is approximately $85,000 and $65,000 for the nine months ended September 30, 2008 and 2007, respectively. There were two vacant units at October 27, 2008.

Hamilton on Main, Watertown, Massachusetts

        The Partnership invested in 146 units in three buildings in August 2004. The Partnership plans to retain all of these units as a rental property. The Partnership's share of loss is approximately $156,000 and $224,000 for the three months ended September 30, 2008 and 2007 respectively. The Partnership's share of loss is approximately $507,000 and $617,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in loss for both the three and nine months ended September 30, 2008 is due to decreases in depreciation as well as taxes and insurance. There were no vacant units at October 27, 2008.

Hamilton Place Sales, Watertown, Massachusetts

        The Partnership invested in 137 units in three buildings in August 2004. At the time of the acquisition, it was the Partnership's plan to sell all of the units as condominiums. As of October 27, 2008, all of the units have been sold. The Partnership's share of income is approximately $145,000 for the three months ended September 30, 2007. The income includes a gain on the sale of units of approximately $200,000 for the three months ended September 30, 2007. The Partnership's share of income is approximately $159,000 and $297,000 for the nine months ended September 30, 2008 and 2007, respectively. The Partnership's share of income includes a gain on unit sales of approximately $174,000 and $466,000 for the nine months ended September 30, 2008 and 2007, respectively.

Hamilton Minuteman, Lexington, Massachusetts

        The Partnership invested in a 42-unit residential complex in September 2004. The Partnership's share of loss on this investment is approximately $42,000 and $44,000 for the three months ended September 30, 2008 and 2007, respectively. The Partnership's share of loss is approximately $150,000 and $149,000 for the nine months ended September 30, 2008 and 2007, respectively. There were no vacant units at October 27, 2008.

Essex 81 Commercial, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 7,715 square feet of commercial space. The Partnership's share of income on this investment is approximately $7,000 and $117,000 for the three months ended September 30, 2008 and 2007, respectively. The Partnership's share of loss for the nine months ended September 30, 2008 is approximately $6,000 compared to income of approximately $51,000 for the three months ended September 30, 2007. On August 26, 2008, the Partnership transferred the commercial space to Essex 81 Apartments LLC in exchange for the 50 car surface parking lot. The fluctuation in income is due to an adjustment to depreciation expense at the time the property was divided up between the apartments and the commercial space.

Hamilton Essex 81 Apartments, Boston, Massachusetts

        The Partnership invested in this property in March 2005. The property consists of 49 residential units and a 50 car surface parking lot. The Partnership's share of loss on this investment is approximately $36,000 and $106,000 for the three months ended September 30, 2008 and 2007, respectively. The Partnerships share of loss on this investment is approximately $75,000 and $106,000 for the nine months ended September 30, 2008 and 2007 respectively. There was one vacant unit at October 27, 2008.

Hamilton 1025, Quincy, Massachusetts

        The Partnership invested in a 176-unit property in March 2005. The Partnership plans to sell 127 units as condominiums. The Partnership's share of loss is approximately $10,000 for the three months ended September 30, 2008 compared to income of approximately $87,000 for the three months ended September 30, 2007. Included in the loss at September 30, 2008 is a gain on the sale of units of approximately $33,000. Included in the income for the three months ended September 30, 2007 is a gain on the sale of units of approximately $128,000. The Partnership's share of loss is approximately $74,000 and income of $208,000 for the nine months ended September 30, 2008 and 2007, respectively. Included in the loss for the nine months ended September 30, 2008 and 2007 is a gain of approximately $61,000 and $365,000 on the sale of units. As of October 27, 2008, 126 units have been sold and one unit has a reservation agreement. There was one vacant unit at October 27, 2008.

Hamilton Bay Apartments, Quincy, Massachusetts

        The Partnership invested in a 48 unit apartment complex in October 2005. The Partnership plans to retain these units for long term investment. The Partnership's share of loss is approximately $23,000 and $13,000 for the three months ended September 30, 2008 and 2007, respectively. The Partnership's share of loss is approximately $105,000 and $37,000 for the nine months ended September 30, 2008 and 2007, respectively. There are two vacant units at October 27, 2008.

Hamilton Bay Sales, Quincy, Massachusetts

        The Partnership invested in a 120 unit apartment complex in October 2005. The Partnership plans to sell all of the units as condominiums. The Partnership's share of income is approximately $10,000 and loss is approximately $50,000 for the three months ended September 30, 2008 and 2007, respectively. Included in income for the three months ended September 30, 2008 and 2007 is a gain on the sale of units of approximately $36,000 and $125,000, respectively. The Partnership's share of income is approximately $65,000 for the nine months ended September 30, 2008 compared to a loss of approximately $112,000 for the nine months ended September 30, 2007. Included in the income and loss for the nine months ended September 30, 2008 and 2007 is a gain on the sale of units of approximately $176,000 and $437,000, respectively. In April 2008, the Partnership refinanced 20 units and obtained a new mortgage of $2,368,000, interest only at a rate of 5.75% which matures in 2013. At

October 27, 2008, 105 units have been sold and one unit has a signed purchase and sales agreement. The outstanding mortgage balances as of September 30, 2008 is $1,808,000. There are no vacant units at October 27, 2008.

        Interest expense was approximately $1,930,000 for the three months ended September 30, 2008 compared to approximately $1,838,000 for the three months ended September 30, 2007, an increase of approximately $93,000 (5%). The increase reflects a higher level of debt offset by more favorable interest rates due to the refinancing of Partnership properties during 2008.

        Interest income was approximately $39,000 for the three months ended September 30, 2008 compared to approximately $103,000 for the three months ended September 30, 2007, a decrease of approximately $64,000 (62%). This decrease reflects a decrease in cash available for investment as well as lower interest rates.

        During the third quarter of 2008, the Partnership sold two condominiums and realized a gain of approximately $117,000. The Partnership previously estimated its share of the excess gain to be approximately $89,000 from the sale of Middlesex Apartments. The last remaining unit was sold in October 2008, which resulted in a reduction in the estimated gain to approximately $50,000. The total gain from the sale of these units is approximately $68,000 and is included in discontinued operations.

        As a result of the changes discussed above, net income for the three months ended September 30, 2008 was $224,384 compared to $218,693 for the three months ended September 30, 2007, an increase of $5,691.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

        The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of $7,145,416 for the nine months ended September 30, 2008, compared to $6,518,292 for the nine months ended September 30, 2007, an increase of $627,124 (9.6%). The following is a summary of the Partnership's operations for the nine months ended September 30, 2008 and 2007.

	September 30, 2008	September 30, 2007	Dollar Change	Percent Change
Revenues:
Rental income	$23,778,488	$22,851,053	$927,435	4.0%
Laundry and sundry income	304,905	301,067	3,838	1.2%

	24,083,393	23,152,120	931,273	4.0%

Expenses:
Administrative	1,305,968	1,156,627	149,341	12.9%
Depreciation and amortization	4,846,979	5,098,036	(251,057)	(4.9)%
Management fees	978,507	931,059	47,448	5.1%
Operating	3,117,155	2,911,567	205,588	7.1%
Renting	405,761	383,395	22,366	5.8%
Repairs and maintenance	3,653,203	3,552,584	100,619	2.8%
Taxes and insurance	2,630,404	2,600,560	29,844	1.1%

	16,937,977	16,633,828	304,149	1.8%

Income before other income	7,145,416	6,518,292	627,124	9.6%

Other Income (Loss)
Interest expense	(5,725,270)	(5,477,793)	(247,477)	(4.5)%
Interest income	119,979	299,911	(179,932)	(60.0)%
Casualty (Loss)	—	(60,000)	60,000	100.0%
Mortgage prepayment penalties	(4,487,706)	—	(4,487,706)	(100.0)%
(Loss) from investment in partnerships	(765,370)	(530,634)	(234,736)	(44.2)%

	(10,858,367)	(5,768,516)	(5,089,851)	(88.2)%

Income (loss) from continuing operations	(3,712,951)	749,776	(4,462,727)	(595.2)%

Discontinued Operations:
Gain on the sale of real estate	10,054,392	—	10,054,392	100.0%
Income (loss) from discontinued operations	(113,408)	(3,110)	(110,298)	(3,546.5)%

	9,940,984	(3,110)	(9,944,094)	(319,745.8)%

Net Income	$6,228,033	$746,666	5,481,367	734.1%

        Rental income from continuing operations for the nine months ended September 30, 2008 was approximately $23,778,000 compared to approximately $22,851,000 for the nine months ended September 30, 2007, an increase of approximately $927,000 (4.0%). There were increases in rental income at many of the Partnership properties, the most significant increases are as follows: Hamilton Linewt, with an increase of approximately $204,000; 62 Boylston Street, with an increase of approximately $204,000; 1144 Commonwealth Avenue with an increase of approximately $80,000; Westgate Apartments with an increase of approximately $89,000; Redwood Hills with an increase of approximately $58,000; School Street with an increase of approximately $32,000 and Hamilton Oaks with an increase of approximately $36,000. The increases at 62 Boylston Street and 1144 Commonwealth Avenue is due to vacancies in 2007 arising from fire and flooding losses. Linewt is a new acquisition in 2008. There were insignificant increases and/or decreases at other properties.

        Total expenses from continuing operations for the nine months ended September 30, 2008 were approximately $16,938,000 compared to approximately $16,634,000 for the nine months ended September 30, 2007, an increase of approximately $304,000 (1.8%). The most significant increases were operating expenses of approximately $206,000 (7.1%) administrative expenses of approximately $149,000 (12.9%) repairs and maintenance expenses of approximately $101,000 and management fees of approximately $47,000. These increases are offset by a decrease in depreciation of approximately $251,000. An explanation of these changes is included in the discussion for the three month ended September 30, 2008.

        Interest expense was approximately $5,725,000 for the nine months ended September 30, 2008 compared to approximately $5,478,000 for the nine months ended September 30, 2007, an increase of approximately $247,000 (4.5%). The Partnership refinanced twelve properties in 2008 which resulted in a higher level of debt and lower interest rates. In connection with the refinancing of the properties, the Partnership incurred a penalty on the early repayment of theses mortgages in the amount of $4,487,706. This is included in other income (loss).

        Interest income was approximately $120,000 for the nine months ended September 30, 2008, compared to approximately $300,000 for the nine months ended September 30, 2007, a decrease of approximately $180,000 (60%). This decrease is due primarily to a decrease in cash available for investment as well as a decrease in the interest rates.

        During the nine months ended September 30, 2008, the Partnership sold the Oak Ridge Apartments, Coach Apartments, and five of the NERA condominiums. The net gain on the sale of these properties is $10,054,392 and is included in discontinued operations.

        As discussed previously, the Partnership has a 50% ownership interest in investment properties. The net loss from these investments is approximately $765,000 and $531,000 for the nine months ended September 30, 2008 and 2007 respectively, an increase of approximately $234,000 (44.2%). The Partnership's share of loss includes a gain on the sale of units of approximately $417,000 and $1,268,000 for the nine months ended September 30, 2008 and 2007, respectively. (See Note 14 to the financial statements for additional information.)

        As a result of the changes discussed above, net income for the nine months ended September 30, 2008 was $6,228,033 compared to $746,666 for the nine months ended September 30, 2007, an increase of $5,481,367.

  LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2008 and 2007 was the collection of rents, and the sale or refinancing of Partnership properties.

        The majority of cash and cash equivalents of $13,256,237 at September 30, 2008 and $6,890,525 at December 31, 2007 were held in interest bearing accounts at creditworthy financial institutions.

        This increase of $6,365,712 for the nine months ended September 30, 2008 is summarized as follows:

	Nine Months Ended September 30,
	2008	2007
Cash (used in) provided by operating activities	$(577,435)	$5,540,657
Cash provided by (used in) investing activities	8,008,552	(308,229)
Cash provided by (used in) financing activities	1,905,568	(1,741,775)
Distributions paid	(2,970,973)	(3,624,493)

Net increase in cash and cash equivalents	$6,365,712	$(133,840)

        The cash used in operating activities is due to an increase in prepaid expenses as well as a non cash gain on the sale of real estate. The cash provided by investing activities is due to the sale of Partnership properties as well as distributions from the joint ventures. The increase in cash provided by financing activities is due to the refinancing of Partnership properties during the nine months ended September 30, 2008.

        During the nine months ended September 30, 2008, the Partnership repurchased 262,887 Depositary Receipts at a total cost of $20,563,243. The purchase was funded from cash reserves, as well as from a loan from Harold Brown. In January, the Partnership borrowed $5,825,000 from Harold Brown, at a rate of 6%. The loan was repaid in full on February 29, 2008, with interest of $37,899.

        During the nine months ended September 30, 2008, the Partnership refinanced 12 properties. The new mortgages total approximately $71,000,000 with interest rates ranging 5.6% to 6.0%. The new mortgages mature from 2018 to 2023 and call for interest only payments. After payments of existing mortgages of approximately $46,000,000 and prepayment penalties of approximately $4,500,000, the excess funds were used to pay the loan of $5,285,000 to Harold Brown and to purchase Depositary Receipts.

        In the nine months ended September 30, 2008, the Partnership sold the five condominium units located at Harvard Gardens, the Oakridge Apartments, and Coach Apartments. The total gain on the sale of these properties is $10,054,392 and is included in discontinued operations.

        During the nine months ended September 30, 2008 and 2007, the Partnership received distributions from the joint venture of $2,835,000 and $1,850,000, respectively. See Note 14 of the Consolidated Financial Statements for additional information on the joint ventures and the related financial information.

        The Partnership paid a quarterly distribution of $7.00 per unit ($0.70 per depositary receipts) on March 31, June 30, and September 30, 2008 for a total distribution of $2,970,973. Management anticipates that similar distributions will continue to be made during 2008.

        During the nine months ended September 30, 2008, the Partnership and its Subsidiary Partnerships completed certain improvements to their properties at a total cost of approximately $2,250,000. The most significant improvements were made at the following properties: approximately $386,000 at Westgate Apartments; approximately $322,000 at 1144 Commonwealth Avenue; approximately $201,000 at Westside Colonial; approximately $190,000 at 62 Boylston Street; approximately $125,000 at School Street; approximately $159,000 at Hamilton Oaks; and approximately $176,000 at Redwood Hills. All such improvements were funded from the Partnership's cash reserves and escrow accounts established in connection with the financing of applicable properties.

        In addition to the improvements made to date in 2008, the Partnership and its Subsidiary Partnerships plan to invest approximately $503,000 in capital improvements during the balance of 2008,

the majority of which will be spent at 1144 Commonwealth Avenue, Westside Colonial, River Drive, and Highland Street. These improvements will be funded from escrow accounts established in connection with the financing of applicable properties, as well as from the Partnership's cash.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

        As of September 30, 2008, the Partnership had a 50% ownership in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2008, our proportionate share of the non-recourse debt related to these investments was equal to approximately $26,000,000. See Note 14 to the Consolidated Financial Statements for details of the investment in joint ventures including results of operations, equity and units sales.

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

  The Partnership may fail to identify, acquire, construct, or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly- performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

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

        The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act. The Partnership expressly disclaims any obligation to publicly update or revise any forward- looking statement, whether as a result of new information, future events or otherwise.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2008, the Partnership and its subsidiary Partnerships collectively have approximately $134,000,000 in long-term debt, all of which have fixed interest rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. Approximately $2,162,000 of Investment Property mortgages payable are at a variable rate of 2.25% over the 30 day LIBOR rate (2.2% at September 29, 2008). This mortgage matures in 2011. For information regarding the fair value and maturity dates of these debt obligations, see Notes 5 and 12 to the Consolidated Financial Statements.

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

        None.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

  (a)
  On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in Treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors on the General Partner on August 8, 2008 and as further described under Item 3.02 of the Partnership's Current Report on 8-K as filed with the Securities Exchange Commission on September 18, 2008, which is incorporated by reference.

  (b)
  None.

  (c)
  Issuer Purchases of Equity Securities during the Third Quarter of 2008:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Receipts that may be purchased Under the Plan (as amended)
July 1 - 31, 2008	0	0	174,256
August 1 - 31, 2008	$77.26	3,900	170,356
September 1 - 30, 2008	$76.30	4,600	165,756
Total:	$76.74	8,500	165,756

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts and on January 30, 2008 the General Partner further increased the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 6, 2008, the General Partner further increased the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009. In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. As of September 30, 2008, the Partnership has repurchased 334,244 Depositary Receipts at an average price of $77.12 per receipt (or $771.20 per underlying Class A Unit), 104.5 Class B Units at an average price of $766.90 per Unit, and

5.5 General Partner Units at an average price of $766.90 per Unit, totaling approximately $25,862,000 including brokerage fees paid by the Partnership.

        On January 18, 2008, 113,518 Depositary Receipts included above became available to purchase at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% of $37,899, on February 29, 2008.

        See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through September 30, 2008.

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
Dated: November 10, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	November 10, 2008
/s/ HAROLD BROWN Harold Brown	Treasure and Director to the General Partner (Principal and Finance Officer and Principal Accounting Officer)	November 10, 2008

QuickLinks

INDEX
NEW ENGLAND REALTY ASSOCIATES, L.P. PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (UNAUDITED)
PROFORMA INFORMATION IS AS FOLLOWS
Summary financial information as of September 30, 2008 (unaudited)
Summary financial information for the nine months ended September 30, 2008 (unaudited)
Summary financial information for the three months ended September 30, 2008 (unaudited)
Summary financial information as of September 30, 2007 (unaudited)
Summary financial information for the nine months ended September 30, 2007 (unaudited)
Summary financial information for the three months ended September 30, 2007 (unaudited)
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
EXHIBIT INDEX
SIGNATURES