Form 10-K
period 2008-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2009-03-16
CIK 746514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-12138

New England Realty Associates Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2619298 (I.R.S. employer identification no.)
39 Brighton Avenue, Allston, Massachusetts (Address of principal executive offices)	02134 (Zip Code)
Registrant's telephone number, including area code: (617) 783-0039
Securities registered pursuant to Section 12(b) of the Act:
Depositary Receipts (Title of each Class)	NYSE Alternext U.S. Exchange (Name of each Exchange on which Registered)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Documents Incorporated By Reference

         None

         At June 30, 2008, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $53,579,301 based on the closing price of the registrant's traded securities on the NYSE Alternext U.S. Exchange on such date.

         As of February 27, 2009, there were 107,217 of the registrant's Class A units (1,072,172 Depositary Receipts) of limited partnership issued and outstanding and 25,464 Class B units issued and outstanding.

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

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in nine limited liability companies (the "Investment Properties") in which the Partnership has a 50% ownership interest. For the Investment Properties, the Partnership owns 50% of each entity, the majority shareholder of the General Partner owns between 43.2% and 47.5%, the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0 and 2.3%, respectively. The Partnership's interest in the Investment Properties is accounted for on the equity method of consolidation in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation." See Note 14 to the Consolidated Financial Statements for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership and its Subsidiary Partnerships currently contracts with the management company for 46 individuals at the Properties and 7 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 2, 2009, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 19 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of February 2, 2009, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of February 2, 2009, the Partnership owned a 50% ownership interest in nine residential and mixed use complexes, the Investment Properties, with a total of 391 residential units, one commercial unit, and a parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

Unit Distributions

        In 2008 and 2007, the Partnership paid four quarterly distributions of an aggregate of $28.00 per Unit ($2.80 per Receipt) for a total payment of $3,917,908 in 2008 and $4,783,169 in 2007. In February 2009, the Partnership approved a quarterly distribution of $7.00 per Unit ($0.70 per Receipt), payable on March 31, 2009.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 10, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009. In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions at prevailing prices or in privately negotiated transactions. As of February 27, 2009, the Partnership has repurchased 378,024 Depositary Receipts at an average price of $74.63 per receipt (or $746.30 per underlying Class A Unit), 1,241 Class B Units at an average price of $604.65 per Unit, and 65 General Partner Units at an average price of $604.65 per Unit, totaling approximately $29,096,000, including brokerage fees paid by the Partnership. These amounts include 9,840 Depositary Receipts repurchased in 2009 for approximately $537,000 averaging $54.62 per receipt that will require the purchase of Class B and General Partnership units at a cost of approximately $133,000.

        On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors of the General Partner and the Partnerhip's Advisory Committee and as further described under Item 3.02 of the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2008, which is incorporated herein by reference. Harold Brown, the treasurer of the General Partner, owns 75% of the issued and outstanding Class B Units of the Partnership and 75% of the issued and outstanding equity of the General Partner, Ronald Brown, the brother of Harold Brown and the president of the General Partner, owns 25% of the issued and outstanding Class B Units of the Partnership and 25% of the issued and outstanding equity of the General Partner.

        As of December 31, 2008, the repurchase of approximately $28,426,000 of Depositary Receipts described above, resulted in the Partnership having a negative Partners' Capital of approximately $17,700,000.

Property Transactions

        On January 3, 2008, the Partnership sold the Oak Ridge Apartments, a 61-unit residential apartment complex located in Foxboro, Massachusetts. The sale price was $7,150,000, which resulted in a gain of approximately $6,000,000. In November 2007, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts, known as Linewt LLC. The purchase price was $3,475,000 and the building consists of 5,850 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Oak Ridge up to the purchase price of the Newton property. Most of the taxable gain of approximately $3,000,000 will be taxed at the capital gain rates. In accordance with Section 1031, the Newton property was owned by a Qualified Intermediary for the period from the purchase date of the Newton property and the sale date of the Foxboro property. The Qualified Intermediary borrowed approximately $3,225,000 from Harold Brown, Treasurer of the General Partner, to purchase the Newton property. This loan was paid in full, with interest at 6% of $34,401, from the proceeds of the Oak Ridge sale on January 3, 2008. On January 22, 2008, the Partnership financed the Newton property with a first mortgage of $1,700,000 at 5.75% interest only until maturity in January 2018.

        In February 2008, the Partnership refinanced ten properties with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling $60,000,000. The new mortgages which mature in February 2023 require interest only payments at interest rates from 5.6% to 5.7%. Deferred costs associated with these mortgages totaled approximately $710,000 and, accordingly, the effective interest rates are 5.7% to 5.8%. Prepayment penalties of approximately $3,700,000 were incurred in these transactions. After payment of existing mortgages, prepayment penalties and other costs of the transactions, approximately $16,000,000 was received by the Partnership

        In April 2008, the Partnership sold the Coach Apartments, a 48 unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as "the Barn." The purchase price of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,000,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

        In April 2008, the Partnership refinanced the property located at 659 Worcester Road with a mortgage balance of approximately $3,500,000 at 7.84% with a new $6,000,000 mortgage at 5.97% interest only mortgage which matures in March 2018. Deferred financing costs associated with this mortgage totaled approximately $86,000 and accordingly the effective interest rate is 6.1%. Prepayment penalties of approximately $783,000 were incurred in this transaction. After payment of the existing mortgage and prepayment penalties, approximately $1,700,000 was received by the Partnership.

        In June, the Partnership refinanced the Westside Colonial Apartments with a balance of approximately $4,600,000 maturing in 2008 with interest at a rate of 6.52% with $7,000,000 at 5.66% interest only mortgage maturing in June 2023. Deferred financing costs associated with this mortgage totaled approximately $62,000 and accordingly the effective interest rate is 5.8%. Closing costs were approximately $100,000. There were no prepayment penalties. After payment of the existing mortgage and closing costs, approximately $2,377,000 was received by the Partnership.

        During 2008, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,097,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Redwood Hills, School Street, 62 Boylston Street and Hamilton Oaks, at a cost of approximately $645,000, $400,000, $252,000, $244,000, and $219,000, respectively. The Partnership plans to invest approximately $2,600,000 in capital improvements in 2009.

Advisory Committee

        On October 29, 2007, Gregory Dube, Robert Nahigian, and Thomas Raffoul were elected to the Advisory Committee. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families owned approximately 38% of our depositary receipts as of December 31, 2008. Additionally, management decisions rest with our General Partner without limited partner approval.

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

        See also "Item 13. Certain Relationships and Related Transactions and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 2,269 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 2, 2009, the principal amount outstanding under any mortgages as of December 31, 2008, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2008	Maturity Date of Mortgage
Avon Street Apartments L.P.	66 units		1	$2,550,000	2013
130 Avon Street	0 three-bedroom	N/A		4.99%
Malden, MA	30 two-bedroom	$1,085–1,350
	33 one-bedroom	$900–1,175
	3 studios	$865–925
Boylston Downtown L.P.	269 units		0	$19,500,000	2013
62 Boylston Street	0 three-bedroom	N/A		4.84%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,580–1,950
	216 studios	$743–1,500

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2008	Maturity Date of Mortgage
Brookside Associates, LLC	44 units		2	$1,929,076	2011
5-7–10-12 Totman Road	0 three-bedroom	N/A		7.63%
Woburn, MA	34 two-bedroom	$1,100–1,250
	10 one-bedroom	$1025–1,140
	0 studios	N/A
Clovelly Apartments L.P.	103 units		6	$4,160,000	2023
160–170 Concord Street	0 three-bedroom	N/A		5.62%
Nashua, NH	53 two-bedroom	$845–1,200
	50 one-bedroom	$750–875
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$3,750,000	2023
1131-1137 Commonwealth Ave.	28 three-bedroom	$1,700–2,350		5.65%
Allston, MA	5 two-bedroom	$1,300–1,550
	1 one-bedroom	$675
	1 studio	$800
Commonwealth 1144 L.P.	261 units		1	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three-bedroom	N/A		5.61%
Allston, MA	11 two bedroom	$1,000–1,400
	109 one-bedroom	$900–1,300
	141 studios	$825–1,025
Courtyard at Westgate, LLC	20 units		0	$2,000,000	2015
105–107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,400–1,875
	8 one-bedroom	$1,170–1,365
	0 studios	N/A
Dean Street Associates, LLC	69 units		2	$5,567,338	2014
38–48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$1,075–1,225
	3 one-bedroom	$1,025
	0 studios	N/A
Executive Apartments L.P	72 units		5	$2,415,000	2023
545–561 Worcester Road	1 three-bedroom	$1,200		5.6%
Framingham, MA	47 two-bedroom	$925–1,110
	24 one-bedroom	$825–1,075
	0 studios	N/A
Hamilton Oaks Associates, LLC	268 units		10	$11,925,000	2023
30–50 Oak Street Extension	0 three-bedroom	N/A		5.6%
40–60 Reservoir Street	96 two-bedroom	$990–1,200
Brockton, MA	159 one-bedroom	$825–1,000
	13 studios	$735–850
Highland Street Apartments L.P.	36 units		0	$1,050,000	2023
38–40 Highland Street	0 three-bedroom	N/A		5.6%
Lowell, MA	24 two-bedroom	$830–975
	10 one-bedroom	$725–850
	2 studios	$700–725
Linhart L.P	9 units		0	$1,700,000	2010
4–34 Lincoln Street	0 three-bedroom	N/A		8.46%
Newton, MA	0 two-bedroom	N/A
	6 one-bedroom	$750–1,000
	3 studios	$785–900

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2008	Maturity Date of Mortgage
Nashoba Apartments L.P.	32 units		0	$2,000,000	2013
284 Great Road	0 three-bedroom	N/A		5.30%
Acton, MA	32 two-bedroom	$1,050–1,340
	0 one-bedroom	N/A
	0 studios	N/A
North Beacon 140 L.P.	65 units		2	$6,937,000	2023
140–154 North Beacon Street	10 three-bedroom	$2,000–2,200		5.6%
Brighton, MA	54 two-bedroom	$1,475–1,795
	1 one-bedroom	$800
	0 studios	N/A
Olde English Apartments L.P.	84 units		6	$3,080,000)	2023
703–718 Chelmsford Street	0 three-bedroom	N/A		5.6%
Lowell, MA	47 two-bedroom	$750–1,150
	30 one-bedroom	$800–970
	7 studios	$800–860
Redwood Hills L.P.	180 units		5	$6,743,000	2023
376–384 Sunderland Road	0 three-bedroom	N/A		5.6%
Worcester, MA	89 two-bedroom	$875–1,185
	91 one-bedroom	$825–975
	0 studios	N/A
River Drive L.P.	72 units		2	$3,465,000	2023
3–17 River Drive	0 three-bedroom	N/A		5.62%
Danvers, MA	60 two-bedroom	$975–1,100
	5 one-bedroom	$905–970
	7 studios	$765-880
School Street 9, LLC	184 units		6	$16,400,498	2013
9 School Street	0 three-bedroom	N/A		5.47%
Framingham, MA	96 two-bedroom	$1,040–1,280
	88 one-bedroom	$900–1,105
	0 studios	N/A
WCB Associates, LLC	180 units		11	$7,000,000	2023
10–70 Westland Street	1 three-bedroom	$1,100		5.66%
985–997 Pleasant Street	94 two-bedroom	$985–1,020
Brockton, MA	85 one-bedroom	$790–930
	0 studios	N/A
Westgate Apartments, LLC	220 units		8	$9,542,400	2014
2–20 Westgate Drive	0 three-bedroom	N/A		7.07%
Woburn, MA	110 two-bedroom	$1,065–1,350
	110 one-bedroom	$870–1,230
	0 studios	N/A

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 2, 2009.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2008	Maturity Date of Mortgage
Riverside Apartments	19 units		1	—	—
8–20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,125–1,350
	5 one-bedroom	$1,075–1,245
	2 studios	$925

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 2, 2009, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $22.74. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $20,000 per year through June 30, 2011. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 2, 2009, the commercial space was fully occupied, and the average rent per square foot was $11.50. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $29,000 per year through November 2010. For mortgage balance, interest rate and maturity date information, see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,055 square feet of rentable commercial space. As of February 2, 2009, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $24.14. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 2, 2009, and the average rent per square foot as of that date was $27.32. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. As of December 31, 2008, the mortgage had an outstanding balance of $3,493,725 with interest rate of 8.0%. The refinance of this property was closed in March 2008. The new mortgage is $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 2, 2009, Staples Plaza was fully occupied, and the average net rent per square foot was $23.22.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of approximately 6,000 square feet of rentable commercial space. The property was fully rented at an average rent of $39.91 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. The interest rate is 5.75%, interest only, and matures in January 2018.

        HAMILTON CYPRESS LLC.    In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of approximately 20,000 square feet of rentable commercial space. The property was fully rented at an average rent of $33.77 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. The interest rate is 5.92% and matures in May 2013.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2008	Maturity Date of Mortgage
345 Franklin, LLC(B)	40 Units		1	$7,461,483	2014
345 Franklin Street	0 three-bedroom	N/A		6.90%
Cambridge, MA	39 two-bedroom	$2,000–2,450
	1 one-bedroom	$1,630
	0 studios	N/A
Hamilton on Main Apartments, LLC(B)	148 Units		0	$16,640,374	2015
223 Main Street	0 three-bedroom	N/A		5.18%
Watertown, MA	90 two-bedroom	$1,000–1,575
	40 one-bedroom	$1,125–1,450
	18 studios	$875–1,225
Hamilton Minuteman, LLC(B)	42 Units		0	$5,500,000	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,320–1,625
	2 one-bedroom	$1,175–1,400
	0 studios	N/A
Hamilton Essex 81 LLC(B)	49 Units		2	$8,600,000	2015
Residential				5.88%
81–83 Essex Street	0 three-bedroom	N/A
Boston, Massachusetts	7 two-bedroom	$1,335–1,900
	42 one-bedroom	$1,145–1,385
Hamilton Essex Development LLC(B)	1 Unit		0	$2,162,000	2011
Commercial				Libor
81–83 Essex Street				+2.25%
Boston, Massachusetts
Hamilton 1025, LLC(B)	48 Units		0	$5,000,000	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,325–1,450
Quincy, Massachusetts	16 one-bedroom	$1,125–1,250
	0 studio	N/A
Hamilton Bay, LLC(A)	15 Units		2	$1,808,000	2013
Units held for sale	0 three-bedroom	N/A		5.75%
165–185 Quincy Shore Drive	0 two-bedroom	N/A
Quincy, Massachusetts	16 one-bedroom	$1,171–1,300

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2008	Maturity Date of Mortgage
Hamilton Bay Apartments, LLC(B)	48 Units		1	$4,750,000	2017
165–185 Quincy Shore Drive	0 three-bedroom	N/A		5.57%
Quincy, Massachusetts	24 two-bedroom	$1,500–1,675
	24 one-bedroom	$1,225–1,300

(A)
Represents unsold units at February 2, 2009.

(B)
Represents units to be retained.

        345 FRANKLIN, LLC.    In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 due in 2014.

        HAMILTON ON MAIN, LLC.    In August 2004, the Partnership acquired for approximately $8,000,000 a 50% interest in a six building 280-unit apartment complex in Watertown, Massachusetts for $56,000,000. A $43,000,000 mortgage was obtained on the buildings. This acquisition was subsequently split into two parcels of three buildings with the intention of selling 137 apartments in three buildings as condominiums and retaining 146 units, after additional modifications were made, in three buildings. At December 31, 2008, all 137 of the units were sold.

        In February 2005, Hamilton on Main obtained a new ten year mortgage on the three buildings to be retained for $16,825,000 interest only at 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which was used to reduce the existing mortgage. Hamilton Place incurred losses in 2005 of approximately $400,000 in connection with this early extinguishment of debt. The three retained buildings are now called Hamilton on Main Apartments, LLC.

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

        HAMILTON ESSEX 81, LLC.    On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments was referred to as Hamilton Essex 81 Apartments, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Hamilton Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (.135% at December 31, 2008) and is due in August 2011. The investment in the parking lot is referred to as

Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        HAMILTON 1025, LLC.    On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. As of February 2, 2009, all of the 127 units have been sold. Gains from the sales of units (approximately $60,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

        HAMILTON BAY, LLC.    On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (.135% at December 31, 2008) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. As of December 31, 2008, the mortgage balance on this property was $1,808,000. As of February 2, 2009, 105 units have been sold and 1 unit is under agreement. In February 2007, the Partnership refinanced the units to be retained for $4,750,000. The interest rate is 5.57%, interest only for five years with a 30 year amortization thereafter until maturity in 2017. These 48 units are referred to as Hamilton Bay Apartments, LLC.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Each Class A Unit is exchangeable, through Computershare Trust Company ("Computershare") (formerly Equiserve LP), the Partnership's Depositary Agent, for ten Depositary Receipts ("Receipts"). The Receipts are listed and publicly traded on the NYSE Alternext U.S. Exchange under the symbol "NEN." There has never been an established trading market for the Class B Units or General Partnership Units.

        In 2008, the high and low bid quotations for the Receipts were $81.50 and $54.00 respectively. The table below sets forth the high and low bids for each quarter of 2008 and 2007 and the distributions paid on the Partnership's Depositary Receipts:

	2008				2007
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$66.25	$81.50	$79.00	$0.70	$78.50	$93.00	$85.99	$0.70
Second Quarter	$72.20	$79.50	$73.75	$0.70	$76.00	$87.49	$84.00	$0.70
Third Quarter	$70.00	$79.75	$71.00	$0.70	$71.70	$85.00	$79.90	$0.70
Fourth Quarter	$54.00	$70.75	$54.28	$0.70	$65.25	$81.00	$68.55	$0.70

Distribution to Limited & General Partners were:

	2008	2007
Class A—Limited Partners (80%)	$3,134,326	$3,826,535
Class B—Limited Partners (19%)	744,403	908,802
Class C—General Partner (1%)	39,177	47,832

Total	$3,917,907	$4,783,169

        On February 27, 2009, the closing price on the NYSE Alternext U.S. Exchange for a Depositary Receipt was $53.41. There were 1,072,172 Depositary Receipts outstanding held by 1,257 shareholders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2008 and 2007, the Partnership made total distributions of $28.00 per Unit, ($2.80 per Receipt). The total value of the distribution in 2008 was $3,917,907 and $4,783,169 in 2007. In February 2009, the Partnership declared a quarterly distribution of $7.00 per Unit ($.70 per Receipt) payable on March 31, 2009.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units. The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2008

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Receipts that may be purchased Under the Plan (as amended)
October 1-31, 2008	63.41	20,100	145,656
November 1-30, 2008	59.75	10,000	135,656
December 1-31, 2008	57.84	1,700	133,956

Total	$61.96	294,687	133,956

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

        See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

        The program will expire August 19, 2009 unless otherwise terminated or renewed by the General Partner. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any repurchases are intended to make appropriate adjustments to the Partnership's capital structure.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., The AMEX Composite Index
And The FTSE NAREIT All Index

* $100 invested on 12/31/03 in stock & index—including reinvestment of dividends.
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

        The real estate market in the Greater Boston area has softened, and the Partnership anticipates the climate will remain the same in the foreseeable future. This may result in increases in vacancy rates and/or a reduction in some rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future. Continued deterioration and/or loss of a significant commercial tenant may result in the Partnership recording an impairment loss in the future.

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

        Management believes that the financial crisis that was set in motion by the subprime lending debacle in 2007 will take longer to be worked through than previous recessions. As such, we believe that the national recession and daily tightening of credit will continue into 2010 and that the recovery will be slow and steady thereafter. While the nation is suffering from the flu, our regional economy is presently experiencing a cold and we do expect the local economy to deteriorate further from its existing condition. Management does believe that unemployment, job losses and general contraction will continue to occur locally, but perhaps not to the extent of the national economy.

        For 2008, the Partnership's cores revenues exceeded the previous year's revenues by 4%. Occupancy remained above 97 percent for most of the year and bad debt did not rise to levels previously anticipated by Management. While operating expense rose by just 1%, overall core operating expenses rose by 4% attributed to rising utility costs, snow plowing, turnover, administration related to one time legal expenses and rising real estate taxes. For 2009, the Partnership properties are all experiencing high occupancy and in some cases revenue gains are being accomplished. However, Management believes that any increase in bottom line net operating income will be buffeted by a rise in bad debt, higher vacancy (in the latter half of 2009), higher turnover costs, higher than average winter storm removal costs and higher utility expenses give the colder than average winter as compared to last year. Collectively, Management believes that the deteriorating economy will negatively impact both revenue and operating expenses mitigating any earnings per share growth for 2009.

        For 2008, the Partnership sold two assets deemed not strategic to the long term growth of the partnership and through a tax free exchange provider, acquired two properties more in line with the Partnerships strengths and substantially mitigated capital gains tax.

        Management believes that the purchasing power of the Management Company continues to buffer larger increases in operating expenses. In 2008, the Partnership financed approximately $65,000,000 of mortgage debt for 15 years at sub 6% rates. The Partnership has accordingly mitigated financing concerns and locked in interest rates to the benefit of the shareholders. The next serious refinancing round of approximately $45,000,000 will not occur until 2012/2013. Management anticipates that stability will have returned to the marketplace at that time. For 2009, Management will be recommending that the quarterly distributions continue and will review its status in late 2009.

        The Stock Repurchase Program that was initiated in 2007 has purchased 378,024 depository receipts through February 2009 or 27% of the outstanding class A Depository Receipts. Given the lack of alternative investments, liquidity markets and the current share price, Management continues to support the buyback program and believe it to be accretive to the remaining shareholders. Management continues to be active bidding on commercial real estate within Massachusetts and remains poised to acquire real estate it deems opportune given the current selling and financing environment.

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

        At February 27, 2009, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 38% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. Two of NewReal's other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership's Class A Units or receipts.

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

        Hamilton accounted for approximately 5% of the repair and maintenance expense paid for by the Partnership in the years ended December 31, 2008 and 2007. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 50% of the legal services paid for by the Partnership during the year ended December 31, 2008 and approximately 59% for the year ended December 31, 2007.

        Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

        R. Brown Partners, which is owned by Ronald Brown, managed the condominium association containing five condominium units which were sold in 2008 located in Brookline, Massachusetts. That entity received annual management fees from the five units of approximately $1,500, and Hamilton reduced its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership's Partnership Agreement.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2008, Hamilton provided the Partnership approximately $67,000 in construction and architectural services. In 2007, Hamilton provided construction and architectural services paid for by the Partnership totaling $750,000.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2008, Hamilton charged the Partnership $100,000 per year ($25,000 per quarter) for bookkeeping and accounting services. In 2009, Hamilton will charge the Partnership $100,000 for bookkeeping and accounting services ($25,000 per quarter.)

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

        Revenue Recognition:    Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

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

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Company's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

        With respect to investments in and advances to the Investment Properties, the Partnership looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge is recorded if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.

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

RESULTS OF OPERATIONS

Years ended December 31, 2008 and December 31, 2007 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of approximately $9,784,000 during the year ended December 31, 2008, compared to approximately $8,668,000 for the year ended December 31, 2007, an increase of approximately $1,116,000 (12.9%).

        The rental activity is summarized as follows:

	Occupancy Date
	February 2, 2009	February 1, 2008
Residential
Units—exclusive of available for sale units	2,269	2,316
Vacancies	67	58
Vacancy rate	3.0%	2.4%
Commercial
Total square feet	114,395	90,848
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2008		2007
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$34,140	$31,898	$31,985	$30,556
Residential percentage	92%	92%	93%	93%
Commercial percentage	8%	8%	7%	7%
Contingent rentals	$467	$467	$366	$366

        Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:

	Year Ended December 31,
			Dollar Change	Percent Change
	2008	2007
Revenues:
Rental income	$31,898,117	$30,556,042	$1,342,075	4.4%
Laundry and sundry income	399,028	386,584	12,444	3.2%

	32,297,145	30,942,626	1,354,519	4.4%

Expenses
Administrative	1,726,610	1,605,604	121,006	7.5%
Depreciation and amortization	6,367,596	6,757,893	(390,297)	(5.8)%
Management fees	1,316,594	1,254,289	62,305	5.0%
Operating	4,250,345	4,038,132	212,213	5.3%
Renting	495,822	486,464	9,358	1.9%
Repairs and maintenance	4,883,987	4,731,373	152,614	3.2%
Taxes and insurance	3,472,518	3,400,829	71,689	2.1%

	22,513,472	22,274,584	238,888	1.1%

Income Before Other Income and Discontinued Operations	9,783,673	8,668,042	1,115,631	12.9%

Other Income (Loss)
Interest expense	(7,704,843)	(7,340,580)	(364,263)	5.0%
Interest income	172,133	382,154	(210,021)	(55)%
Casualty (loss)	(7,439)	(189,633)	182,194	(96.1)%
Mortgage prepayment penalties	(4,487,706)	—	(4,487,706)	—
(Loss) from investment in unconsolidated joint ventures	(1,075,675)	(326,392)	(749,283)	(229.6)%
Other income (loss)	(86,693)	—	(86,693)	—

	(13,190,223)	(7,474,451)	(5,715,772)	76.5%

Income from Continuing Operations	(3,406,550)	1,193,591	(4,600,141)	(385.4)%

Discontinued Operations:
Income from discontinued operations	(110,886)	93,141	(204,027)	(219.1)%
Gain (loss) on sale of real estate from discontinued operations	10,099,127	(100,000)	10,199,127	(10199.1)%

	9,988,261	(6,859)	9,995,120	(145722.7)%

Net Income	$6,581,711	$1,186,732	$5,394,979	454.6%

        Rental income from continuing operations for the year ended December 31, 2008 was approximately $31,898,000, compared to approximately $30,556,000 for the year ended December 31, 2007, an increase of approximately $1,342,000 (4.4%). Properties with significant increases in rental income include the 62 Boylston Street, Westgate Apartments, and 1144 Commonwealth Avenue. Additionally, the Partnership's acquisition of Linewt in October 2007 represents approximately $226,000 of this increase and the acquisition of Cypress Street in October 2008 represents approximately $172,000 of this increase.

        Operating expenses from continuing operations for the year ended December 31, 2008 were approximately $22,513,000 compared to approximately $22,275,000 for the year ended December 31, 2007, an increase of approximately $239,000 (1.1%). The most significant factors contributing to this increase were: an increase in operating expenses of approximately $212,000 (5.3%) due to an increase in utilities and snow removal costs; an increase in repairs and maintenance expenses of approximately $153,000 (3.2%) due to increases in salaries as well as equipment repairs; an increase in administrative expenses of approximately $121,000 (7.5%) due to an increase in professional fees; an increase in taxes and insurance of approximately $72,000 (2.1%) due to expenses on two new properties; and an increase in the management fee of approximately $62,000 (5.0%%) due to an increase in rental income.

        These increases in expenses are offset by a decrease in depreciation and amortization of approximately $390,000 (5.8%) substantially due to a reduction in the depreciation expense at School Street as $3 million in 5 years property was fully depreciated prior to the end of 2008.

        Interest expense increased approximately $364,000 (5.0%) due to the refinancing of Partnership properties resulting in a higher level of debt offset by lower interest rates.

        At December 31, 2008, the Partnership has a 50% ownership interest in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the 50% owned Investment Properties was approximately $1,076,000. Included in this loss is depreciation expense of approximately $1,913,000 and a gain on the sale of units of approximately $438,000. There were 21 units sold in 2008. The operating loss can be further attributable to absorbing the expenses of vacant units being held for sale as described in Note 2 to the Consolidated Financial Statements. In 2007, the Partnership's share of loss was approximately $326,000. Included in the Partnership's share of loss was a gain on the sale of units of approximately $1,639,500 and depreciation expense of $2,159,000. There were 129 units sold in 2007.

        Interest income for the year ended December 31, 2008 was approximately $172,000 compared to approximately $382,000 for the year ended December 31, 2007, a decrease of approximately $210,000. This decrease is due to a drop in interest rates.

        In 2008, the Partnership refinanced a number of mortgages with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling approximately $60,000,000. Non-recurring prepayment penalties of approximately $4,488,000 were incurred in these transactions and are included in other expenses.

        During 2008, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts, the Coach Apartments in Acton, Massachusetts and five condominiums located in Brookline, Massachusetts. The net loss from operations from these properties is approximately $111,000 and the gain on the sale of the properties is approximately $10,000,000. This resulted in a net income from discontinued operations of approximately $9,988,000.

        As a result of the changes discussed above, the sale of Partnership properties, and non recurring prepayment penalties, net income for the year ended December 31, 2008 was approximately $6,582,000 compared to approximately $1,187,000 for the year ended December 31, 2007, an increase of approximately $5,395,000.

Years ended December 31, 2007 and December 31, 2006 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of $1,130,221 during the year ended December 31, 2007, compared to $1,247,560 for the year ended December 31, 2006, a decrease of $117,339 (9.4%).

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2008	February 1, 2007
Residential
Units—exclusive of available for sale units	2,316	2,377
Vacancies	58	32
Vacancy rate	2.5%	1.3%
Commercial
Total square feet	90,848	84,998
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2007		2006
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$31,985	$30,556	$31,689	$30,286
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$366	$366	$389	$389

        Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 as adjusted for reclassifications and discontinued operations:

	Year Ended December 31,
			Dollar Change	Percent Change
	2007	2006
Revenues:
Rental income	$30,556,042	$30,285,886	270,156	0.9%
Laundry and sundry income	386,584	418,752	(32,168)	(7.7)%

	30,942,626	30,704,638	237,988	0.8%

Expenses
Administrative	1,605,604	1,413,368	192,236	13.6%
Depreciation and amortization	6,757,893	6,609,862	148,031	2.2%
Management fees	1,254,289	1,242,859	11,430	0.9%
Operating	4,038,132	3,746,298	291,834	7.8%
Renting	486,464	459,524	26,940	5.9%
Repairs and maintenance	4,731,373	5,150,479	(419,106)	(8.1)
Taxes and insurance	3,400,829	3,330,381	70,448	2.1%

	22,274,584	21,952,771	321,813	1.5%

Income Before Other Income and Discontinued Operations	8,668,042	8,751,867	(83,825)	(1.0)%

Other Income (Loss)
Interest expense	(7,340,580)	(7,387,531)	49,951	(0.6)%
Interest income	382,154	433,921	(51,767)	(11.9)%
Casualty (loss)	(189,633)	—	(189,633)	NA
Income (loss) from investment in joint venture	(326,392)	(444,654)	118,262	(26.6)%
Other (loss)	—	—	—	NA

	(7,474,451)	(7,398,264)	(76,187)	1.0%

Income from Continuing Operations	1,193,591	1,353,603	(160,012)	(11.8)%

Discontinued Operations:
Income from discontinued operations	93,141	49,597	43,544	87.8%
Gain (loss) on sale of real estate from discontinued operations	(100,000)	—	(100,000)	NA

	(6,859)	49,597	(56,456)	(113.8)%

Net Income	$1,186,732	$1,403,200	(216,468)	(21.1)%

        Rental income from continuing operations for the year ended December 31, 2007 was approximately $30,556,000, compared to approximately $30,286,000 for the year ended December 31, 2006, an increase of approximately $270,000 (0.9%). Properties with significant increases in rental income include the 1144 Commonwealth Avenue, Lincoln Street, and Westside Colonial. Additionally, the Partnership's acquisition of Linewt in October represents approximately $45,000 of this increase. The increase in rental income at the Partnership's existing properties is due to improved occupancy levels and slight increases in rental rates.

        Expenses from continuing operations for the year ended December 31, 2007 were approximately $22,275,000, compared to approximately $21,953,000 for the year ended December 31, 2006, an increase of approximately $322,000 (1.5%). The most significant factors contributing to this increase were: an increase in administrative expenses of approximately $192,000 (13.6%) due to an increase in professional fees; an increase in depreciation and amortization of approximately $148,000 (2.2%) due to continued improvements to Partnership properties; an increase in operating expenses of approximately $292,000 (7.8%) due to an increase in utilities and snow removal costs; an increase in taxes and insurance of approximately $70,000 (2.1%) due to an increase in insurance premiums; an increase in renting expenses of approximately $27,000 (5.9%) due to increases in rental commissions and an increase in the management fee of approximately $11,000 (0.9%) due to an increase in rental income.

        These increases in expenses are offset by a decrease in repairs and maintenance expenses of approximately $419,000 (8.1%) due to significant repairs done to properties in 2006 as well as lower tenant turnover. Interest expense decreased approximately $50,000 (0.6%) due to a lower level of debt.

        At December 31, 2007, the Partnership has a 50% ownership interest in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the 50% owned Investment Properties was approximately $326,000. Included in this loss is depreciation expense of approximately $4,318,000 and a gain on the sale of units of approximately $3,279,000. There were 129 units sold in 2007. The operating loss can be further attributable to absorbing the expenses of vacant units being held for sale as described in Note 2 to the Consolidated Financial Statements. In 2006, the Partnership's share of loss was approximately $445,000. Included in the Partnership's share of income was a gain on the sale of units of approximately $2,718,000 and depreciation expense of $2,393,000. There were 104 units sold in 2006.

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

        As a result of the changes discussed above, net income for the year ended December 31, 2007 was approximately $1,187,000 compared to approximately $1,403,000 for the year ended December 31, 2006, a decrease of approximately $216,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2008 and 2007 was the collection of rents, sale of real estate, and refinancing of partnership properties. The majority of cash and cash equivalents of $10,752,931 at December 31, 2008 and $6,890,525 at December 31, 2007 were held in interest bearing accounts at creditworthy financial institutions.

        This increase of $3,862,406 at December 31, 2008 is summarized as follows:

	Year Ended December 31,
	2008	2007
Cash provided by operating activities	$4,412,100	$8,642,625
Cash provided by (used in) investing activities	183,416	(3,506,745)
Cash provided by financing activities	26,230,642	2,145,271
Repurchase of Depositary Receipts, Class B and General Partner Units	(23,045,844)	(5,380,707)
Distributions paid	(3,917,908)	(4,783,169)

Net increase (decrease) in cash and cash equivalents	$3,862,406	$(2,882,725)

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash provided by investing activities is due to the sale of properties and distributions received from the joint ventures. The increase in cash provided by financing activities is due to the refinancing of Partnership properties in 2008.

        During 2008, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,097,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Redwood Hills, School Street, 62 Boylston Street and Hamilton Oaks, at a cost of approximately $645,000, $400,000, $252,000, $244,000, and $219,000, respectively. The Partnership plans to invest approximately $2,600,000 in capital improvements in 2009.

        In 2008 the Partnership repurchased 30,865 Class A Units, Class B Units and General Partnership Units at a total cost of $23,045,844. The purchase was funded from cash received from the refinancing of Partnership properties in 2008.

        On January 3, 2008, the Partnership sold the Oak Ridge Apartments, a 61-unit residential apartment complex located in Foxboro, Massachusetts. The sale price was $7,150,000, which resulted in a gain of approximately $6,000,000. In November 2007, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts, known as Linewt LLC. The purchase price was $3,475,000 and the building consists of 5,850 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Oak Ridge up to the purchase price of the Newton property. Most of the taxable gain of approximately $3,000,000 will be taxed at the capital gain rates. In accordance with Section 1031, the Newton property was owned by a Qualified Intermediary for the period from the purchase date of the Newton property and the sale date of the Foxboro property. The Qualified Intermediary borrowed $3,225,112 from Harold Brown, Treasurer of the General Partner, to purchase the Newton property. This loan was paid in full, with interest at 6% of $34,401, from the proceeds of the Oak Ridge sale on January 3, 2008. On January 22, 2008, the Partnership financed the Newton property with a first mortgage of $1,700,000 at 5.75% interest only until maturity in January 2018.

        In April 2008, the Partnership sold the Coach Apartments, a 48 unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as "the Barn." The purchase price of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,000,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

        In 2008, the Partnership sold the five condominiums located in Brookline, Massachusetts. The net proceeds from the sale of the five units was approximately $740,000 which resulted in a gain of approximately $240,000, which is included in gain from the sale of rental properties.

        In 2008, the Partnership obtained mortgages on 13 properties. The new mortgages total approximately $73,000,000 with interest rates ranging 5.6% to 5.97%. The new mortgages mature in 2023 and call for interest only payments. After payments of existing mortgages of approximately $37,800,000 and prepayment penalties of approximately $4,400,000, the excess funds were used to repurchase Depositary Receipts.

        The Partnership paid quarterly distributions of $7.00 per Unit ($0.70 per Receipt) on March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008. The total distributions paid during the year ended December 31, 2008 were $3,917,908 and $4,783,169 during the year ended December 31, 2007.

        In February 2009, the Partnership approved a distribution of $7.00 per Unit ($0.70 per Receipt) payable March 31, 2009.

        The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

        As of December 31, 2008, the Partnership had a 50% ownership in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2008, our proportionate share of the non-recourse debt related to these investments was equal to approximately $25,961,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2008, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $190,000,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-34 of this Form 10-K and are indexed herein under Item 15(a)(1).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of our General Partner as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their reviews, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2008. Our independent registered public accounting firm, Miller Wachman LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" filed under Part II, Item 8 of this report on Form 10-K.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND COPORATE GOVERNANCE

        Our General Partner, New Real, Inc. is a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown, who are brothers. Harold Brown and Ronald Brown were individual general partners of the Partnership until May 1984, when NewReal, Inc. replaced them as the sole General Partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

        The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2008.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	73	Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).
Harold Brown, Treasurer and Director (since 1984)	84	Sole proprietor, The Hamilton Company, Inc. (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).

Name and Position	Age	Other Position
Guilliaem Aertsen, IV, Director (since 2002)	61	Chief Executive Officer, Aertsen Ventures LLC (since 1999); Co-Chairman of AGS Realty Advisors (since 1999); Director and CFO of CineCast LLC (since 1999); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997); Chairman of the Board of Trustees of the Old South Church (1992-2002); Executive Vice President of BankBoston (1996-1998).
Conrad DiGregorio, Director (since 2002)	83	Member of Advisory Committee of the Partnership (1984) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Roberta Ornstein, Director (since 2007)	59	Senior Vice President and Managing Director, Scudder Investments/Deutsche Asset Management (1998-2005); Director and Chief Financial Officer, Summit Partners (1997-1998); Vice President, Liberty Financial (1996-1997); Senior Vice President, Shearson Lehman Brothers (1993-1994); Senior Vice President-Treasury Group, The Boston Company (1983-1993).
David Aloise, Director (since 2007)	54	Founder and principal of Aloise & Associates, LLC (since 2000); executive positions in the areas of C&I loan workout, real estate workout, corporate banking and small business banking at Bank Boston Corporation (1979-2000); Member of the Turnaround Management Association.

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

	Number of Late Reports	Number of Transactions Not Timely Reported	Number of Failures to File a Required Report
Roberta Ornstein	1	0	1(a	)
Ronald Brown	2	0	2

(a)
Represents the reporting person's failure to file a Form 4 upon open market purchase of Depositary Receipts.

CODE OF ETHICS

        The Partnership, its General Partner and Hamilton, the Partnership's management company, have adopted a Code of Business Conduct and Ethics, which constitutes a "Code of Ethics" as defined by the SEC and applies to executive officers as well as to all other employees. A copy of the Code of Business Conduct and Ethics is available in the "NERA" section of the management company's website at www.thehamiltoncompany.com. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments to and waivers from the Code of Business Conduct and Ethics in the same place on the aforementioned website.

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2008. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2008 was approximately $1,327,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2008.

        In 2008, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $479,000 inclusive of construction supervision and architectural fees of approximately $65,000, repairs and maintenance service fees of approximately $228,000, and legal fees of approximately $186,000. The Partnership also paid Hamilton approximately $100,000 for accounting services and approximately $2,200 for construction costs capitalized in rental properties. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $502,000 from the 50% owned Investment Properties of which approximately $275,000 was the management fee, approximately $29,000 was for construction supervision and architectural fees, and approximately $162,000 was for maintenance services, $22,000 for legal services, and $12,000 for construction costs. Also, the Hamilton Company received approximately $19,000 in legal fees from the sales of units.

        The Advisory Committee held six meetings during 2008, and a total of $16,500 was paid for attendance at and participation in such meetings. Additionally, each member of the Audit Committee received $1,000 per meeting for a total of $12,000 in 2008.

Board of Directors Interlocks and Insider Participation

        There are no interlocking relationships involving the board of directors of the General Partner and the board of directors or compensation committee of any other company, which would require disclosure under the rules of the SEC.

Compensation Committee Report

        The board of directors of the general partner has reviewed the Compensation Discussion and Analysis and discussed that analysis with management of Hamilton. Based on its review and discussions with management, the board recommended that the Compensation Discussion and Analysis be included in the company's Annual Report on Form 10-K for the year ended December 31, 2008. This report is provided by the board of directors of the General Partner.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of February 27, 2009, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of February 27, 2009, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 1,019,092 Depositary Receipts had been issued to 1,008 holders. As of February 27, 2009, there were issued and outstanding 5,308 Class A Units (not including the Depositary Receipts) held by 249 limited partners, 25,464 Class B Units and 1,340 General Partnership Units held by the persons listed below. During 2008, 332 Class A Units were exchanged for 3,320 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2008 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A			Class B			General Partnership
Directors and Officers	Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned
Harold Brown	(1)	(1)		19,098(2)	75	%(2)	(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
NERA 1994 Irrevocable Trust	(1)	(1)		(2)	(2)		0	0
c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116
Ronald Brown	2,430(4)	2.27.	%(4)	6,366	25%		(3)	100	%(3)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0	0		0	0		0	0
175 West Brookline Street Boston, MA 02118
Conrad DiGregorio	40	0.04%		0	0		0	0
34 Gladstone Street East Boston, MA 02128
David Aloise	0	0		0	0		0	0
241 Cottage Park Road Winthrop, MA 02152
Roberta Ornstein	178	0.17%		0	0		0	0
20 Webster Street Brookline, MA 02446
NewReal, Inc.	333	0.31%		0	0		1,340	100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	34,879(5)	32.59	%(5)	25,464(6)	100	%(6)	(3)	100	%(3)
5% Owners that are not Directors and Officers
Carl Valeri	6,154(7)	5.7	%(7)	0	0		0	0
50 Udine Street Arlington, MA 02476

(1)
As of February 27, 2009, 318,983 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "Trust"), a grantor trust established by Harold Brown. The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly,

  Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 31,898 Class A Units (approximately 29.8% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 31,898 Class A Units (approximately 29.8% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 318,983 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

(2)
Consists of Class B Units held by the Trust. See Note (1) above. Harold Brown currently has no voting or investment power over the Class B Units held by the Trust and disclaims beneficial ownership of such Class B Units. The Trustees share voting and investment power over the Class B Units held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 19,098 Class B Units held by the Trust. The Trustees have no pecuniary interest in the Class B Units held by the Trust and disclaim beneficial ownership of such Class B Units.

(3)
Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,340 of the General Partnership Units held of record by NewReal, Inc.

(4)
Consists of 24,301 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,430 Class A Units.

(5)
Consists of the Class A Units described in Notes (1) and (4) above, plus those held by Mr. DiGregorio and Ms. Ornstein, as indicated in the table.

(6)
Includes the Class B Units described in Note (2) above.

(7)
Consists of 61,542 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A unit, Carl Valeri may be deemed to beneficially own approximately 6,154 Class A units.

(8)
See Item 10, "Compliance with Section 16(A) of the Securities Exchange Act of 1934."

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less. On November 7, 2007, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2009 for up to 50,000 Depositary Receipts at prices up to $100 each.

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

        On June 30, 2003, the Partnership purchased five condominium units from a group of investors who are also affiliated with the Partnership. The total purchase price for the five units was $2,421,286 including closing costs. The condominiums were sold in 2008 resulting in a gain of approximately $240,000. See Note 3 and 5 to the consolidated financial statements for a discussion of certain related parties associated with this acquisition and its financing.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2008 and has reported on the 2008 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Audit Fees
Recurring annual audits, audit of internal control and quarterly Reviews	$235,000	$260,500

Subtotal	235,000	260,500

Other Audit Related Fees	—	—

Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	$70,000	$69,000
Tax Planning and research	—	—

Subtotal	70,000	69,000

Other Fees	—	—

Total Fees	$305,000	$329,500

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2008 and 2007 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at December 31, 2008 and 2007

      Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

      Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2008, 2007 and 2006

      Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

      Notes to Consolidated Financial Statements

    2.
    Consolidated Financial Statement Schedules:

      Valuation and Qualifying Accounts

      Other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

  (b)
  Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

 SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
INCOME STATEMENT INFORMATION
Revenues	$32,297,145	$30,942,626	$30,704,638	$30,297,773	$29,457,040
Expenses	22,513,472	22,274,584	21,952,771	21,136,041	20,013,175
Income before other income and discontinued operations	9,783,673	8,668,042	8,751,867	9,161,732	9,443,865
Other (Loss)	(13,190,223)	(7,474,451)	(7,398,264)	(5,870,046)	(7,884,256)
Income (loss) before discontinued operations	(3,406,550)	1,193,591	1,353,603	3,291,686	1,559,609
Discontinued operations	9,988,261	(6,859)	49,597	6,163,993	52,808
Net Income	6,581,711	1,186,732	1,403,200	9,455,679	1,612,417
Income (loss) before discontinued operations per Unit	(24.73)	6.95	7.81	18.97	8.99
Discontinued operations per Unit	72.50	(0.04)	0.29	36.61	0.30
Net Income per Unit	47.77	6.91	8.10	54.58	9.31
Distributions to Partners per Unit	28.00	28.00	28.00	28.00	27.16
Net Income per Depositary Receipt	4.78	0.69	0.81	5.46	0.93
Distributions to Partners per Depositary Receipt	2.80	2.80	2.80	2.80	2.72
BALANCE SHEET INFORMATION
Real Estate, gross	150,344,799	147,125,551	144,801,927	143,662,572	142,937,900
Real Estate, net	98,560,454	96,730,044	98,283,838	102,209,561	105,884,559
Total Assets	125,243,457	124,391,770	130,483,310	135,053,940	130,977,293
Total Debt Outstanding	138,160,262	113,579,904	114,659,052	115,585,241	115,611,800
Partners' Capital	(17,717,182)	2,664,859	11,642,003	15,082,019	10,469,556

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2008	2007	2006	2005	2004
Residential
Units	2,269	2,377	2,377	2,377	2,402
Vacancies	67	46	32	23	62
Vacancy rate	3.0%	1.9%	1.3%	1.0%	2.6%
Commercial
Total square feet	114,395	90,848	84,998	84,998	85,275
Vacancy (in square feet)	0	0	0	0	0
Vacancy rate	0%	0%	0%	0%	0%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

        In our opinion, the accompanying consolidated balance sheets at December 31, 2008 and 2007 and the consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2008, present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiaries, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ MILLER WACHMAN LLP Boston, Massachusetts March 13, 2009

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Rental Properties	$98,560,454	$96,730,044
Property Held for Sale	—	1,047,492
Cash and Cash Equivalents	10,752,931	6,890,525
Rents Receivable	553,392	505,869
Real Estate Tax Escrows	275,619	483,010
Prepaid Expenses and Other Assets	3,018,714	3,335,431
Investments in Unconsolidated Joint Ventures	11,023,611	15,011,786
Financing and Leasing Fees	1,058,736	387,613

Total Assets	$125,243,457	$124,391,770

LIABILITIES AND PARTNERS' CAPITAL
Note Payable	$—	$3,224,419
Mortgage Notes Payable	138,160,262	113,579,904
Accounts Payable and Accrued Expenses	1,592,610	1,746,266
Advance Rental Payments and Security Deposits	3,207,767	3,176,322

Total Liabilities	$142,960,639	$121,726,911
Commitments and Contingent Liabilities (Note 9)
Partners' Capital 135,251 and 166,116 units outstanding in 2008 and 2007, respectively	(17,717,182)	2,664,859

Total Liabilities and Partners' Capital	$125,243,457	$124,391,770

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
Revenues
Rental income	$31,898,117	$30,556,042	$30,285,886
Laundry and sundry income	399,028	386,584	418,752

	32,297,145	30,942,626	30,704,638

Expenses
Administrative	1,726,610	1,605,604	1,413,368
Depreciation and amortization	6,367,596	6,757,893	6,609,862
Management fees	1,316,594	1,254,289	1,242,859
Operating	4,250,345	4,038,132	3,746,298
Renting	495,822	486,464	459,524
Repairs and maintenance	4,883,987	4,731,373	5,150,479
Taxes and insurance	3,472,518	3,400,829	3,330,381

	22,513,472	22,274,584	21,952,771

Income Before Other Income and Discontinued Operations	9,783,673	8,668,042	8,751,867

Other Income (Loss)
Interest expense	(7,704,843)	(7,340,580)	(7,387,531)
Interest income	172,133	382,154	433,921
Casualty (losses)	(7,439)	(189,633)	—
Mortgage prepayment penalties	(4,487,706)	—	—
(Loss) from investments in unconsolidated joint ventures	(1,075,675)	(326,392)	(444,654)
Other (loss)	(86,693)	—	—

	(13,190,223)	(7,474,451)	(7,398,264)

Income From Continuing Operations	(3,406,550)	1,193,591	1,353,603

Discontinued Operations
Income (loss) from discontinued operations	(110,866)	93,141	49,597
Gain (loss) on sale of real estate from discontinued operations	10,099,127	(100,000)	—

	9,988,261	(6,859)	49,597

Net Income	$6,581,711	$1,186,732	$1,403,200

Income per Unit
Income (loss) before discontinued operations	$(24.73)	$6.95	$7.81
Income (loss) from discontinued operations	72.50	(.04)	0.29

Net Income per Unit	$47.77	$6.91	$8.10

Weighted Average Number of Units Outstanding	137,772	171, 822	173,252

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

							Partner's Capital
			Units
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$12,062,684	$2,868,340	$150,995	$15,082,019
Distribution to Partners	—	—	—	—	—	—	(3,874,572)	(920,211)	(48,433)	(4,843,216)
Net Income	—	—	—	—	—	—	1,122,560	266,608	14,032	1,403,200

Balance, December 31, 2006	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(3,826,535)	(908,802)	(47,832)	(4,783,169)
Stock Buyback					7,136	7,136	(5,380,707)	—	—	(5,380,707)
Net Income	—	—	—	—	—	—	949,386	225,479	11,867	1,186,732

Balance December 31, 2007	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(3,134,326)	(744,403)	(39,177)	(3,917,907)
Stock Buyback	—	—	—	—	30,865	30,865	(22,391,934)	(569,552)	(84,358)	(23,045,844)
Stock Transfer	—	—	—	—	—	—	5,034,331	(4,834,249)	(200,083)	—
Net Income	—	—	—	—	—	—	5,265,369	1,250,525	65,817	6,581,711

Balance, December 31, 2008	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,181)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$6,581,711	$1,186,732	$1,403,200

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,465,057	6,984,033	6,820,360
(Income) Loss from investments in joint ventures	1,075,675	326,392	444,654
(Gain) on sale of real estate from discontinued operations	(10,064,717)	—	—
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	(47,523)	74,769	(100,520)
Increase (Decrease) in accounts payable and accrued expense	(153,656)	456,624	(153,818)
(Increase) Decrease in real estate tax escrow	207,391	343,291	(67,481)
Decrease (Increase) in prepaid expenses and other assets	316,717	(993,778)	307,941
(Decrease) Increase in advance rental payments and security deposits	31,445	283,710	(50,607)

Total Adjustments	(2,169,611)	7,455,893	7,186,754

Net cash provided by operating activities	4,412,100	8,642,625	8,589,954

Cash Flows Used in Investing Activities
(Investment in) unconsolidated joint ventures	—	(45,000)	(2,350,000)
Proceeds from unconsolidated joint ventures	2,912,500	2,900,000	50,000
Purchase and improvement of rental properties	(10,127,289)	(6,361,745)	(2,796,691)
Net proceeds from the sale of rental property	7,398,205	—	—

Net cash (used in) investing activities	183,416	(3,506,745)	(5,096,691)

Cash Flows Used in Financing Activities
Proceeds (payment) of notes payable	(3,224,419)	3,224,419	—
Payment of financing costs	(896,962)	—	—
Proceeds of mortgage notes payable	31,048,556	—	—
Principal payments of mortgage notes payable	(696,533)	(1,079,148)	(926,189)
Stock buyback	(23,045,844)	(5,380,707)	—
Distributions to partners	(3,917,908)	(4,783,169)	(4,843,216)

Net cash provided by (used in) financing activities	(733,110)	(8,018,605)	(5,769,405)

Net Increase (Decrease in) Cash and Cash Equivalents	3,862,406	(2,882,725)	(2,276,142)
Cash and Cash Equivalents, at beginning of year	6,890,525	9,773,250	12,049,392

Cash and Cash Equivalents, at end of year	$10,752,931	$6,890,525	$9,773,250

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Company's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

        Revenue Recognition:    Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2008, 2007 or 2006 other than net income as reported.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2008 or 2007. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At December 31, 2008, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.1% to 2.9%. At December 31, 2008 and December 31, 2007, respectively approximately $10,300,000 and $7,500,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $102,608, $119,494, and $149,799 in 2008, 2007, and 2006, respectively.

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

        Interest Capitalized:    The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the year ended December 31, 2008 and the year ended December 31, 2007, there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2008, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 19 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2008, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, a commercial building in Newton and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at December 31, 2008 with a total of 392 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2. RENTAL PROPERTIES (Continued)

        Rental properties excluding the held for sale properties in 2008 consist of the following:

	Year Ended December 31,
	2008	2007	Useful Life
Land, improvements and parking lots	$25,997,753	$23,829,256	15–40 years
Buildings and improvements	110,467,865	107,200,909	15–40 years
Kitchen cabinets	4,254,120	4,164,828	5–10 years
Carpets	3,650,238	3,441,808	5–10 years
Air conditioning	900,610	864,564	7–10 years
Laundry equipment	216,629	191,527	5–7 years
Elevators	984,506	896,394	20 years
Swimming pools	126,275	126,275	10 years
Equipment	1,690,142	1,668,493	5–7 years
Motor vehicles	139,453	105,800	5 years
Fences	163,907	226,171	5–10 years
Furniture and fixtures	1,641,487	4,310,312	5–7 years
Smoke alarms	111,814	99,214	5–7 years

	150,344,799	147,125,551
Less accumulated depreciation	(51,784,345)	(50,395,507)

	$98,560,454	$96,730,044

        Real estate and accumulated depreciation as of December 31, 2008 is:

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Improvements	Buildings Improvements	Land	Buildings Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	2,550,000	62,700	837,318	698,129	62,700	1,535,447	1,598,147	1,094,872	Sept. 1977
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	19,500,000	2,112,000	8,593,111	6,811,798	2,112,000	15,404,909	17,516,909	7,250,622	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	1,929,076	684,000	3,116,000	463,530	684,000	3,579,530	4,263,530	1,240,018	Oct. 2000
Courtyard @ Westgate Residential Units Burlington, Massachusetts	2,000,000	44,965	4,478,687	679,560	44,965	5,158,247	5,203,212	1,135,489	Sep. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	4,160,000	177,610	1,478,359	961,509	177,610	2,439,868	2,617,478	1,853,533	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	3,750,000	342,000	1,367,669	614,818	342,000	1,982,487	2,324,487	935,904	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	14,780,000	1,410,000	5,664,816	1,411,482	1,410,000	7,076,298	8,486,298	3,385,619	July 1995

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Improvements	Buildings Improvements	Land	Buildings Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Condominium Units—Riverside Residential Units Massachusetts	—	23,346	190,807	49,694	23,346	240,501	263,847	228,827	Sept. 1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	2,415,000	91,400	740,360	1,003,379	91,400	1,743,739	1,835,139	1,167,135	Sept. 1977
Hamilton Cypress LLC Commercial—1031Exchange Brookline, Massachusetts	3,994,283	2,362,596	4,613,985	797	2,362,596	4,614,782	6,977,378	40,891	Oct. 2008
Hamilton Linewt LLC Commercial—1031 Exchange Newton, Massachusetts	1,671,667	884,042	2,652,127	11,354	884,042	2,663,481	3,547,523	79,368	Nov. 2007
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	11,925,000	2,175,000	12,325,000	1,720,242	2,175,000	14,045,242	16,220,242	5,671,293	Dec. 1999
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	1,050,000	156,000	634,085	308,955	156,000	943,040	1,099,040	471,439	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	1,700,000	385,000	1,540,000	1,131,444	385,000	2,671,444	3,056,444	1,468,823	Jan. 1995
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	2,000,000	79,650	284,548	742,285	79,650	1,026,833	1,106,483	741,000	Sept. 1977
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	5,567,338	1,512,000	5,701,480	292,570	1,512,000	5,994,050	7,506,050	1,648,014	Jun. 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	6,937,000	936,000	3,762,013	1,321,313	936,000	5,083,326	6,019,326	2,450,818	July 1995
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	3,080,000	46,181	878,323	704,688	46,181	1,583,011	1,629,192	1,260,866	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	3,465,000	72,525	587,777	1,231,344	72,525	1,819,121	1,891,646	1,416,292	Sept. 1977
Redwood Hills L.P. Residential Units Worcester, Massachusetts	6,743,000	1,200,000	4,810,604	2,109,203	1,200,000	6,919,807	8,119,807	3,268,603	July 1995
School St Assoc LLC Residential Apartments Framingham, Massachusetts	16,400,498	4,686,728	18,746,911	(1,466,354)	4,686,728	17,280,557	21,967,285	3,984,923	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	6,000,000	3,280,000	4,920,000	31,453	3,280,000	4,951,453	8,231,453	1,587,602	May 1999

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Improvements	Buildings Improvements	Land	Buildings Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
WCB Associates LLC Residential Apartments Brockton, Massachusetts	7,000,000	1,335,000	7,565,501	1,421,318	1,335,000	8,986,819	10,321,819	3,851,589	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	9,542,399	461,300	2,424,636	5,700,320	417,107	8,124,956	8,542,063	5,550,805	Sept. 1977

	138,160,262	24,520,043	97,914,116	27,954,831	24,475,851	125,868,947	150,344,798	51,784,345

(1)
The initial cost to the Partnership represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements.

(3)
In 2008, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	15–40 years
Other Categories of Assets	5–20 years
(4)
The tax basis of the above properties is approximately $93,000,000 at December 31, 2008.

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2008	2007	2006
Rental Properties
Balance, Beginning	$148,294,233	$144,801,927	$143,662,572
Additions:
Buildings, improvements and other assets	10,074,551	6,361,745	2,796,692

	158,368,784	151,163,672	146,459,264
Deduct:
Write-off of retired or disposed assets	4,429,287	1,129,367	1,657,337
Rental properties held for sale and/or sold	3,594,698	2,908,754	—

Balance, Ending	$150,344,799	$147,125,551	$144,801,927

Accumulated Depreciation
Balance, Beginning	$51,118,331	$46,518,089	$41,453,011
Add:
Depreciation for the year	6,230,720	6,868,047	6,722,415

	57,349,051	53,386,136	48,175,426
Deduct:
Accumulated depreciation of retired or disposed assets	4,429,235	1,129,367	1,657,337
Accumulated depreciation of rental properties held for sale and/or sold	1,135,470	1,861,262	—

Balance, Ending	$51,184,346	$50,395,507	$46,518,089

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2. RENTAL PROPERTIES (Continued)

        On January 3, 2008, the Partnership sold the Oak Ridge Apartments, a 61-unit residential apartment complex located in Foxboro, Massachusetts. The sale price was $7,150,000, which resulted in a gain of approximately $6,000,000. In November 2007, the Partnership purchased a fully occupied commercial building located in Newton, Massachusetts, known as Linewt LLC. The purchase price was $3,475,000 and the building consists of 5,850 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Oak Ridge up to the purchase price of the Newton property. Most of the taxable gain of approximately $3,000,000 will be taxed at the capital gain rates. In accordance with Section 1031, the Newton property was owned by a Qualified Intermediary for the period from the purchase date of the Newton property and the sale date of the Foxboro property. The Qualified Intermediary borrowed $3,225,112 from Harold Brown, Treasurer of the General Partner, to purchase the Newton property. This loan was paid in full, with interest at 6% of $34,401, from the proceeds of the Oak Ridge sale on January 3, 2008. On January 22, 2008, the Partnership financed the Newton property with a first mortgage of $1,700,000 at 5.75% interest only until maturity in January 2018.

        In April 2008, the Partnership sold the Coach Apartments, a 48 unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as "the Barn." The purchase price of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,000,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

        As more fully described in Note 3, the Partnership sold the five condominiums located in Brookline, Massachusetts. The net proceeds from the sale of the five units were approximately $740,000 which resulted in a gain of approximately $240,000, which is included in gain from the sale of rental properties.

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $1,327,000, $1,310,000, and $1,297,000 in 2008, 2007, and 2006, respectively.

        The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2008, 2007, and 2006 approximately $582,000, $1,278,000 and $472,000 respectively, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2008 expenses referred to above, approximately $228,000 consisted of repairs and maintenance and $286,000 of administrative expense. Approximately $68,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties Additionally in 2008, the Hamilton Company received approximately $502,000 from the Investment Properties of which approximately $275,000 was the management fee, $40,000 was for

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

construction supervision and architectural fees, $165,000 was for maintenance services and $22,000 was for administrative services. The Hamilton Company legal department acts as closing attorney on certain condo sales receiving approximately $18,000 during the year ended December 31, 2008. As more fully described in Note 14, an entity partially owned by the majority shareholder of the General Partner is the sales agent for certain condominium sales receiving approximately $43,000 of commissions in 2008.

        On January 1, 2004, all employees were transferred to the management company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,270,000 and $2,164,000 for the years ended December 31, 2008 and 2007, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2008, 2007, and 2006.

        In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $50,000 during the years ended December 31, 2008 and 2007.

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

        On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC ("Harvard 45") which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership's Advisory Committee and the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable. The Partnership sold all of the units in 2008 and realized a gain of approximately $240,000. The above mentioned gains are recorded as gain on the sale of real estate from discontinued operations. . In addition, the Partnership paid The Hamilton Company or its affiliate approximately $16,000 in legal fees and approximately $62,000 in commissions in connection with the sale of these condominiums in 2008.

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

        In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership's cash

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

reserves of approximately $4,800,000 after paying off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer is selling the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company is the sales agent and will receive a variable commission of 3% to 5% on each sale. Total commissions paid to date are approximately $138,000. Although the buyer assumed the costs and economic risks of converting and selling the condominium units, if the net gain from the sale of these units exceeds $500,000, the excess will be split equally between the buyer and Partnership. The Partnership previously estimated its share of the excess gain to be approximately $90,000. The last remaining unit was sold in October 2008, which resulted in a reduction in the estimated gain to approximately $50,000.

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

        In 2008, the Partnership borrowed a total of approximately $8,510,000 from Harold Brown. Approximately $5,285,000 was used to purchase depositary receipts and approximately $3,225,000 was used to facilitate the purchase of Linewt. These loans were repaid in 2008 with interest of approximately $72,300.

        In 2008, the Partnership purchased from Harold Brown and Ronald Brown a total of 1,008 Class B Units and from New Real Inc., the general partner, 53 General Partnership units for a total cost of $653,910. During January and February 2009, the Partnership purchased an additional 9,840 receipts for approximately $537,000 averaging $54.62 per receipt. This will also require the purchase of class B and General Partnership unit at a cost of approximately $133,000.

NOTE 4. OTHER ASSETS

        Included in prepaid expenses and other assets at December 31, 2008 and December 31, 2007 is a provision for insurance recovery from casualty losses of approximately $29,000 and $600,000, respectively. In addition, approximately $1,382,000 and $1,325,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at December 31, 2008 and December 31, 2007, respectively.

        Included in prepaid expenses and other assets at December 31, 2008 and 2007 is approximately $984,000 and $394,000, respectively, held in escrow to fund future capital improvements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 4. OTHER ASSETS (Continued)

        Financing and leasing fees of approximately $1,059,000 and $388,000 are net of accumulated amortization of approximately $363,000 and $610,000 at December 31, 2008 and December 31, 2007, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2008 and December 31, 2007, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2008, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $727,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At December 31, 2008, the weighted average interest rate on the above mortgages was 5.64%. The effective rate of 5.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2008 are as follows:

2009—current maturities	$823,000
2010	2,573,000
2011	2,789,000
2012	959,000
2013	43,667,000
Thereafter	87,349,000

$138,160,000

        In January 2008, the Partnership obtained a $1,700,000 mortgage on an unencumbered commercial property in Newton, Massachusetts known as Linewt LLC. The mortgage which matures in January 2018 requires interest only payments at 5.75% for the term of the mortgage.

        In February 2008, the Partnership refinanced ten properties with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling $58,000,000. The new mortgages which mature in February 2023 require interest only payments at interest rates from 5.6% to 5.7%. Deferred costs associated with these mortgages totaled approximately $710,000 and, accordingly, the effective interest rates are 5.7% to 5.8%. Prepayment penalties of approximately $3,700,000 were incurred in these transactions. After payment of existing mortgages, prepayment penalties and other costs of the transactions, approximately $16,000,000 was received by the Partnership.

        In April 2008, the Partnership refinanced the property located at 659 Worcester Road with a mortgage balance of approximately $3,500,000 at 7.84% with a new $6,000,000 mortgage at 5.97% interest only mortgage which matures in March 2018. Deferred financing costs associated with this mortgage totaled approximately $86,000 and accordingly the effective interest rate is 6.1%. Prepayment penalties of approximately $783,000 were incurred in this transaction. After payment of the existing mortgage and prepayment penalties, approximately $1,700,000 was received by the Partnership.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

        In June, the Partnership refinanced the Westside Colonial Apartments with a balance of approximately $4,600,000 maturing in 2008 with interest at a rate of 6.52% with $7,000,000 at 5.66% interest only mortgage maturing in June 2023. Deferred financing costs associated with this mortgage totaled approximately $62,000 and accordingly the effective interest rate is 5.8%. Closing costs were approximately $100,000. There were no prepayment penalties. After payment of the existing mortgage and closing costs, approximately $2,377,000 was received by the Partnership.

PROFORMA INFORMATION IS AS FOLLOWS

	(Unaudited) Year Ended December 31, 2008			(Unaudited) Year Ended December 31, 2007
	Historic	Adjustment	Proforma	Historic	Adjustment	Proforma
Revenues
Rental income	$31,898,117	0	$31,898,117	$30,556,042	0	$30,556,042
Laundry and sundry income	399,028	0	399,028	386,584	0	386,584

	32,297,145	0	32,297,145	30,942,626	0	30,942,626

Expenses
Administrative	1,726,610	0	1,726,610	1,605,604	0	1,605,604
Depreciation and amortization	6,367,596	0	6,367,596	6,757,893	0	6,757,893
Management fees	1,316,594	0	1,316,594	1,254,289	0	1,252,289
Operating	4,250,345	0	4,250,345	4,038,132	0	4,038,132
Renting	495,822	0	495,822	486,464	0	486,464
Repairs and maintenance	4,883,987	0	4,883,987	4,731,373	0	4,731,373
Taxes and insurance	3,472,518	0	3,472,518	3,400,829	0	3,400,829

	22,513,472	0	22,513,472	22,274,584	0	22,274,584

Income Before Other Income and Discontinued Operations	9,783,673	0	9,783,673	8,668,042	0	8,668,042

Other Income		0
Interest Expense	(7,704,843)	(110,378)	(7,815,221)	(7,340,580)	(402,721)	(7,743,301)
Interest Income	172,133	0	172,133	382,154	0	382,154
Casualty (loss)	(7,439)	0	(7,439)	(189,633)	0	(189,633)
Mortgage prepayment penalties	(4,487,706)	4,487,706	0	0	0	0
(Loss) from investment in unconsolidated joint ventures	(1,075,675)	0	(1,075,675)	(326,392)	0	(326,392)
Other (expenses)	(86,693)	0	(86,693)	0	0	0

	(13,190,223)	4,377,328	(8,812,895)	(7,474,451)	(402,721)	(7,877,172)

(Loss) Income from continuing operations	$(3,406,550)	$4,377,328	$970,778	$1,193,591	$(402,721)	$790,870

        The above proforma information shows the effect of the Partnership's refinancing of approximately $46 million with interest at 6.52% to 8.44% with new mortgages of approximately $71 million with interest of 5.59% to 5.97% as described above. The new mortgages are included in the December 31, 2008 balance sheet and the cash flows are included in the statement of cash flows for the year then ended. Net cash flows necessary to service these new interest only mortgages is approximately $106,000 less per year than the required payments on the old mortgages which included principal payments of approximately $500,000 per year.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2008, amounts received for prepaid rents of approximately $1,600,000 are included in cash and cash equivalents, and security deposits of approximately $1,382,000 are included in other assets.

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

        In 2008, 2007, and 2006 the Partnership paid quarterly distributions of $7.00 per unit ($.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt) each year.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2008	2007
Income (loss) per Depositary Receipt before Discontinued Operations	$(2.47)	$0.70
Income from Discontinued Operations	7.25	0.00

Net Income per Depositary Receipt after Discontinued Operations	$4.78	$0.70

Distributions per Depositary Receipt	$2.80	$2.80

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2008 are as follows:

Class A	35,979
Class B	8,545
General Partnership	450

44,974

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 8. TREASURY UNITS (Continued)

pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009. In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. As of December 2008, the Partnership has repurchased 368,184 Depositary Receipts at an average price of $75.18 per receipt (or $751.80 per underlying Class A Unit), 1,008 Class B Units at an average price of $616.32 per Unit, and 53 General Partner Units at an average price of $616.32 per Unit, totaling approximately $28,426,000 including brokerage fees paid by the Partnership.

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

        During January and February 2009, the Partnership purchased an additional 9,840 receipts for approximately $537,000 averaging $54.62 per receipt. This will also require the purchase of class B and General Partnership unit at a cost of approximately $133,000.

        On January 18, 2008, 113,518 Depositary Receipts included above became available to purchase at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% of $37,899, on February 29, 2008.

        As of December 31, 2008, the repurchase of approximately $28,334,000 of Depositary Receipts described above, resulted in the Partnership having a negative Partners' Capital of approximately $17,700,000.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2008, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2008 as follows:

Commercial Property Leases
2009	$2,636,000
2010	2,450,000
2011	2,304,000
2012	1,779.000
2013	1,427,000
Thereafter	2,716,000

$13,312,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $477,000, 366,000, and $389,000 for the years ended December 31, 2008, 2007, and 2006 respectively.

        Rents receivable are net of allowances for doubtful accounts of approximately $460,000, $558,000, and $494,000 at December 31, 2008, 2007 and 2006, respectively. Included in rents receivable is approximately $418,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

        In 2008, rent at the commercial properties includes approximately $ 2,300 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2008, 2007 and 2006, cash paid for interest was $7,754,690, $7,688,346, and $7,734,914, respectively.

        Non-cash financing activity—exchange of depositary receipts for Class B and General Partnership Units (Note 8).

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

DECEMBER 31, 2008

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  •
  For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2008	$138,160,262	$143,432,532
At December 31, 2007	$113,579,904	$115,104,658
Investment Properties
At December 31, 2008	$33,698,374	$34,294,120

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of a tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $7,500,000 less than statement income for the year ended December 31, 2008 and approximately $1,000,000 greater than statement income for the year ended December 31, 2007. The cumulative tax basis of the Partnership's real estate at December 31, 2008 is approximately $5,000,000 less than the statement basis. The primary reason for the lower taxable income and the lower tax basis is the acquisition of Linewt and Cyress Street utilizing tax free exchanges in 2008. The Partnership's tax basis in its joint venture investments is approximately $200,000 less than statement basis. The tax free exchanges and mortgage prepayment penalties in 2008 and depreciation rules that generated substantial tax deductions expired in 2008 accordingly taxable income in future years may exceed statement income.

	2008		2007		2006
Taxable income	Total	Per Receipt	Total	Per Receipt	Total	Per Receipt
Ordinary income (loss)	$(4,352,981)	$(3.95)	$2,139,461	$1.28	$2,129,222	$1.23
1250 capital gain	2,238,137	2.03	—	—	—	—
Long term capital gain	1,135,112	1.03	—	—	—	—

Total	$(979,732)	$(0.89)	$2,139,461	$1.28	$2,129,222	$1.23

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

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

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of February 2, 2009, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,808,000 at December 31, 2008. Gain from the sale of units (approximately $38,000) will be taxed at ordinary income rates. This investment is referred to as Hamilton Bay Apartments, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (.135% at December 31, 2008) and is due in August 2011. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. As of February 2, 2009, all of the 127 units have been

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

sold. Gains from the sales of units (approximately $60,000 per unit) will be taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

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

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of February 2, 2009, the Partnership sold all of the 137 units as condominiums which were located in three buildings. Gains from these sales will be taxed as ordinary income (approximately $50,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets will be combined with Hamilton on Main Apartments, LLC. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5%, respectively, was the sales agent and will receive a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

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

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at December 31, 2008 of approximately $7,461,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

        As required by the lender, the Treasurer of the General Partner has provided a limited repayment guaranty equal to fifty percent (50%) of the outstanding balance for the loan on the for sale units at Hamilton Bay and a limited guaranty of $1,000,000 for the loan on Hamilton Essex Development. In the event that he is obligated to make payments to the lenders as a result of these guaranties, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2008

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,589,378	2,576,552	9,336,147	6,628,614	2,332,236	8,222,978	8,282,900	25,212,271		73,181,077
Cash & Cash Equivalents	34,463	280	844	164,181	743	7,352	19,119	5,972		232,955
Rent Receivable	3,743	—	8,500	(94)	127	(978)	(1,221)	1,524		11,601
Real Estate Tax Escrow	57,503	—	22,057	41,079	—	47,879	32,075	94,937		295,530
Due From Investment Properties	50,000	—	—	90,000	100,960	40,000	—	230,000		510,960
Prepaid Expenses & Other Assets	71,984	1,423	73,973	63,631	223,923	51,619	61,666	352,429		900,647
Financing & Leasing Fees	50,147	109,015	40,828	39,751	21,763	51,690	33,233	43,250		389,676

Total Assets	10,857,218	2,687,271	9,482,349	7,027,162	2,679,752	8,420,541	8,427,772	25,940,382	—	75,522,446

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,461,483	5,000,000	1,808,000	4,750,000	5,500,000	16,640,374		51,921,857
Due to Investment Properties	—	—	425,000	—	40,000	960	45,000	—		510,960

Accounts Payable & Accrued Expense	55,151	8,744	64,525	7,827	18,617	17,891	39,716	171,783		384,255
Advance Rental Pymts & Security Dep	136,435		119,609	58,125	18,533	76,888	57,937	190,620		658,147

Total Liabilities	8,791,586	2,170,744	8,070,616	5,065,952	1,885,150	4,845,740	5,642,653	17,002,777	—	53,475,219

Partners' Capital	2,065,632	516,527	1,411,732	1,961,209	794,602	3,574,801	2,785,119	8,937,605	—	22,047,226

Total Liabilities and Capital	10,857,218	2,687,271	9,482,349	7,027,162	2,679,752	8,420,541	8,427,772	25,940,382	—	75,522,446

Partners' Capital—NERA 50%	1,032,816	258,264	705,866	980,605	397,301	1,787,400	1,392,560	4,468,803	—	11,023,611

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	137	758
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	137	761
Units to be retained	49	1	40	49	—	48	42	148	—	377

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through February 2, 2009	—	—	—	127	105	—	—	—	137	369

Balance of unsold units				—	15				—	15
Unsold units with deposits for future sale as of February 2, 2009	—	—	—	—	1	—	—	—	—	1

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year Ended December 31, 2008

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	678,687	795,075	1,042,386	795,927	224,595	816,009	753,993	2,353,792	1,747	7,462,210
Laundry and Sundry Income	1,433	1,200	1,736	—	—	—	2,808	19,505	—	26,683

	680,120	796,275	1,044,123	795,927	224,595	816,009	756,801	2,373,297	1,747	7,488,893

Expenses
Administrative	11,083	5,382	37,463	18,376	9,944	12,032	4,597	56,078	3,839	158,794
Depreciation and Amortization	431,753	20,226	385,168	363,898	158,574	390,865	517,958	1,549,671	7,019	3,825,132
Management Fees	34,981	32,413	42,539	31,868	9,799	32,308	29,309	97,527	51	310,793
Operating	88,850	62,246	62,660	1,461	1,717	1,085	64,790	362,065	214	645,088
Renting	8,898	15,700	54,014	5,416	1,755	2,521	3,786	30,794	—	122,884
Repairs and Maintenance	42,527	72,451	80,362	325,415	146,157	264,104	97,316	408,826	5,828	1,442,987
Taxes and Insurance	123,694	76,160	93,576	125,898	54,094	115,782	121,866	316,355	4,861	1,032,284

	741,786	284,578	755,782	872,332	382,040	818,698	839,621	2,821,316	21,811	7,537,963

Income Before Other Income	(61,666)	511,697	288,341	(76,404)	(157,445)	(2,689)	(82,820)	(448,019)	(20,064)	(49,070)

Other Income (Loss)
Interest Expense	(481,505)	(130,336)	(523,400)	(289,626)	(86,675)	(271,992)	(318,108)	(887,633)	(7)	(2,989,281)
Interest Income	1,456	101	261	705	4,156	480	263	1,484	2,640	11,546
Gain on Sale of Real Estate	—	—	—	172,993	354,415	—	—	12,925	335,124	875,456
	(480,049)	(130,235)	(523,139)	(115,928)	271,896	(271,512)	(317,845)	(873,224)	337,757	(2,102,278)

Net Income (Loss)	(541,714)	381,461	(234,798)	(192,332)	114,450	(274,201)	(400,665)	(1,321,242)	317,693	(2,151,348)

Net Income (loss)—NERA 50%	(270,857)	190,731	(117,399)	(96,166)	57,225	(137,101)	(200,333)	(660,621)	158,846	(1,075,674)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2008 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Place
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
December 31, 2009			137,433					238,021		375,455
December 31, 2010	35,903		147,222					250,827		433,952
December 31, 2011	111,951	2,162,000	157,708	4,513				261,897		2,698,068
December 31, 2012	118,608		168,941	60,747		52,396	66,528	278,413		745,532
December 31, 2013	125,660		6,850,179	65,157	1,808,000	66,163	71,363	293,392		9,279,915
Thereafter	8,207,879			4,869,583		4,631,441	5,362,109	15,317,823		38,388,835

	8,600,000	2,162,000	7,461,483	5,000,000	1,808,000	4,750,000	5,500,000	16,640,374	—	51,921,857

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2007

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,728,159	2,844,386	9,266,065	7,193,537	4,524,703	8,574,433	8,735,432	25,498,116	2,069,379	79,434,209
Cash & Cash Equivalents	2,543	76,538	5,147	105,981	27,897	44,409	4,273	3,690	409,583	680,060
Rent Receivable	23,819	153,563	—	(499)	4,400	(833)	—	9,948	102	190,499
Real Estate Tax Escrow	19,052	—	23,444	47,075	—	29,692	18,759	416,713	—	554,734
Due From Investment Properties	—	—	—	999,927	—	—	—	—	1,130,591	2,130,518
Prepaid Expenses & Other Assets	127,482	2,877	107,986	63,405	110,451	37,307	72,200	319,805	706	842,219
Financing & Leasing Fees	117,609	38,890	48,994	44,777	—	58,052	38,275	51,946	3,068	401,610

Total Assets	11,018,663	3,116,256	9,451,635	8,454,203	4,667,450	8,743,060	8,868,938	26,300,216	3,613,430	84,233,851

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	7,762,000	3,000,000	7,589,778	5,000,000	582,828	4,750,000	5,500,000	16,825,000	—	51,009,607
Due to Investment Properties	—	—	25,000	—	1,599,927	—	75,000	430,591	—	2,130,518
Accounts Payable & Accrued Expense	48,229	23,024	71,176	7,759	109,328	7,796	45,554	125,821	11,814	450,501
Advance Rental Pymts & Security Dep	110,254	24,000	119,151	62,903	20,215	81,261	47,599	152,948	1,318	619,650

Total Liabilities	7,920,483	3,047,024	7,805,106	5,070,662	2,312,298	4,839,057	5,668,153	17,534,360	13,132	54,210,275
Partners' Capital	3,098,180	69,231	1,646,529	3,383,541	2,355,151	3,904,003	3,200,785	8,765,856	3,600,298	30,023,575

Total Liabilities and Capital	11,018,663	3,116,256	9,451,635	8,454,203	4,667,450	8,743,060	8,868,938	26,300,216	3,613,430	84,233,851

Partners' Capital—NERA 50%	1,549,090	34,616	823,265	1,691,770	1,177,576	1,952,001	1,600,393	4,382,928	1,800,149	15,011,786

Total units/condominiums	48	1	40	176	120	48	42	146	137	758
Units to be retained	48	1	40	49	—	48	42	146	—	374

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through February 1, 2008	—	—	—	124	92	—	—	—	132	348

Balance of unsold units	—	—		3	28	—			5	36
Unsold units with deposits for future sale as of February 1, 2008	—	—	—	1	2	—	—	—	3	6

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year Ended December 31, 2007

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	$938,978	$517,331	$1,012,137	$800,740	$672,544	$637,856	$731,160	$2,345,736	$205,146	$7,861,629
Laundry and Sundry Income	1,571	3,804	3,285	—	—	—	751	17,144	—	26,554

	940,549	521,135	1,015,422	800,740	672,544	637,856	731,911	2,362,880	205,146	7,888,182

Expenses
Administrative	9,090	10,395	26,316	22,818	37,413	12,463	54,917	51,461	16,601	241,474
Depreciation and Amortization	293,828	127,042	336,094	365,576	585,042	271,789	541,277	1,579,843	217,113	4,317,604
Management Fees	38,989	15,767	42,648	35,165	26,992	29,073	29,882	95,218	8,183	321,918
Operating	81,458	40,205	60,888	3,387	14,074	1,177	72,240	305,128	4,869	583,427
Renting	2,600	14,092	47,655	4,927	1,864	5,065	4,237	13,250	—	93,691
Repairs and Maintenance	45,916	51,525	79,050	270,217	320,331	202,699	85,215	351,000	145,255	1,551,208
Taxes and Insurance	112,496	60,319	88,208	151,350	170,239	114,780	71,555	288,929	76,397	1,134,273

	584,378	319,346	680,860	853,440	1,155,956	637,046	859,322	2,684,829	468,417	8,243,594

Income Before Other Income	356,171	201,789	334,562	(52,700)	(483,412)	810	(127,411)	(321,949)	(263,271)	(355,411)

Other Income (Loss)
Interest Expense	(493,687)	(247,503)	(531,570)	(288,307)	(523,180)	(238,732)	(322,974)	(887,884)	(50,151)	(3,583,987)
Interest Income	2,164	126	976	13,437	109	954	5,470	720	21,458	45,415
Gain on Sale of Real Estate	—	—	—	764,548	1,320,114	—	—	—	1,193,968	3,278,630
Other Expenses	—	—	—	(37,428)	—	—	—	—	—	(37,428)

	(491,523)	(247,377)	(530,594)	452,250	794,043	(237,778)	(317,504)	(887,164)	1,165,275	(297,370)

Net Income (Loss)	$(135,353)	$(45,588)	$(196,032)	$399,551	$313,632	$(236,969)	$(444,915)	$(1,209,113)	$902,004	$(652,783)

Net Income (loss)—NERA 50%	(67,676)	(22,794)	(98,016)	199,775	156,816	(118,484)	(222,457)	(604,556)	451,002	(326,391)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2006

	Hamilton Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	13,911,070	9,523,919	9,191,080	21,390,315	9,207,691	26,957,758	8,644,432	98,826,265
Cash & Cash Equivalents	140,815	6,208	284,520	161,904	2,296,587	6,688	33,520	2,930,242
Rent Receivable	46,927	2,533	6,979	1,550	—	—	—	57,990
Real Estate Tax Escrow	—	23,456	30,938	—	—	343,155	—	397,550
Prepaid Expenses & Other Assets	77,149	111,132	100,898	87,299	158,120	322,950	32,427	889,975
Financing & Leasing Fees	72,225	57,160	50,051	126,861	35,639	60,642	23,106	425,683

Total Assets	14,248,186	9,724,407	9,664,467	21,767,930	11,698,037	27,691,193	8,733,485	103,527,705

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	10,750,000	7,709,544	5,000,000	15,230,672	7,941,811	16,825,000	2,380,745	65,837,772
Accounts Payable & Accrued Expense	105,441	37,717	14,303	181,153	76,995	149,190	35,402	600,201
Advance Rental Pymts & Security Dep	134,393	134,584	66,173	173,613	33,535	142,036	19,042	703,376

Total Liabilities	10,989,833	7,881,845	5,080,476	15,585,438	8,052,341	17,116,226	2,435,190	67,141,349

Partners' Capital	3,258,353	1,842,563	4,583,992	6,182,491	3,645,696	10,574,967	6,298,294	36,386,356

Total Liabilities and Capital	14,248,186	9,724,407	9,664,467	21,767,930	11,698,037	27,691,193	8,733,483	103,527,705

Partners' Capital—NERA 50%	1,629,176	921,281	2,291,996	3,091,246	1,822,848	5,287,484	3,149,147	18,193,178
Total units/ condominiums	49	40	176	168	42	146	137	758
Units to be retained	49	40	49	48	42	146	—	374

Units to be sold	—	—	127	120	—	—	137	384

Units sold through February 1, 2007	—	—	110	52	—	—	93	255

Balance of unsold units			17	68			44	129
Unsold units with deposits for future sale as of February 1, 2007	—	—	2	5	—	—	3

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year Ended December 31, 2006

	Hamilton Essex 81	345 Franklin	Hamilton 1025	Hamilton Bay	Hamilton Minuteman Apartments	Hamilton on Main Apartments	Hamilton Place Sales	Total
Revenues
Rental Income	1,433,198	1,004,542	912,639	1,733,456	698,992	2,323,773	582,856	8,689,456
Laundry and Sundry Income	5,005	5,545	15,782	13,521	—	40,256	—	80,110

	1,438,203	1,010,088	928,421	1,746,977	698,992	2,364,029	582,856	8,769,566

Expenses
Administrative	21,142	14,877	85,710	123,853	2,793	64,496	8,736	321,608
Depreciation and Amortization	408,001	362,120	478,491	1,139,091	538,876	1,439,203	420,114	4,785,896
Management Fees	58,992	41,681	38,870	74,167	28,448	95,319	23,025	360,501
Operating	148,664	57,977	21,190	65,446	62,208	301,164	11,657	668,306
Renting	14,833	32,460	15,396	6,283	6,256	31,249	2,309	108,786
Repairs and Maintenance	104,085	68,274	442,363	830,355	82,043	353,424	371,852	2,252,396
Taxes and Insurance	196,236	104,660	209,530	313,465	72,696	340,074	168,121	1,404,783

	951,953	682,049	1,291,550	2,552,660	793,320	2,624,928	1,005,814	9,902,276

Income Before Other Income	481,245	328,039	(363,129)	(805,683)	(94,328)	(260,900)	(422,958)	1,132,710

Other Income (Loss)
Interest Expense	(790,732)	(539,613)	(473,355)	(1,502,574)	(580,642)	(889,358)	(419,270)	(5,195,544)
Interest Income	272	343	533	468			2,240	3,856
Gain on Sale of Real Estate	—	—	1,394,028	2,448,802	—	—	1,592,211	5,435,041
Other Income (Expenses)	—	—	50	—	—	—	—	50

	(790,460)	(539,270)	921,256	946,696	(580,642)	(889,358)	1,175,181	243,402

Net Income (Loss)	(304,209)	(211,233)	558,126	141,013	(674,969)	(1,150,259)	752,222	(889,308)

Net Loss—NERA 50%	(152,105)	(105,616)	279,063	70,506	(337,484)	(575,129)	376,111	(444,654)

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT (Continued)

Fair Value Measurements—SFAS 157 & The Fair Value Option for Financial Assets and Financial Liabilities—SFAS 159, and FASB Staff Position No. 157-2

        Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157) and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 was immaterial to the Partnership.

        In February 2008, the FASB issued FASB Staff Position 157-2, which deferred the effective date of SFAS 157 for one-year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS 157 is now effective for those assets and liabilities for years beginning after November 15, 2008.

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

FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets

        The FASB Staff Position (FSP) No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT (Continued)

FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. The FSP shall be effective be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset if this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Partnership does not believe that the adoption of this FSP will have a material effect on the financial position and results of operations.

FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

        In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarified the application of SFAS 157 in cases where a market is not active. FSB 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Partnership has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

FASB Statement No. 161 ("FASB No. 161"), Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133

        In March 2008, the FASB issued FASB No. 161. FASB No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. FASB No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Partnership does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures contained in its financial statements.

        In May 2008, the FASB issued SFAS no. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Total Revenues	$243,470	$1,434,742	$741,081

Operating and other expenses	(256,875)	(1,115,461)	(609,091)
Depreciation and amortization	(97,461)	(226,140)	(82,393)

	(354,336)	(1,341,601)	(691,484)

Income (loss) from discontinued operations	$(110,866)	$93,141	$49,597

	Year Ended December 31,
	2008	2007	2006
Gain (loss) on sale of rental property	$10,099,127	$(100,000)	$—

NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total
Revenue	$7,997,917	$8,008,090	$8,077,387	$8,213,751	$32,297,145
Expenses	5,766,105	5,468,945	5,698,327	5,580,095	22,513,472

Income Before Other Income	2,231,812	2,539,145	2,379,060	2,633,656	9,783,673
Other Income (Loss)	198,192	1,034,501	(2,154,676)	(2,279,979)	(3,201,962)

Net Income (Loss)	$2,430,004	$3,573,646	$224,384	$353,677	$6,581,711

Net Income (Loss) per Unit	$16.05	$27.02	$1.69	$3.01	$47.77
Net Income(Loss) per Depositary Receipt	$1.61	$2.70	$0.17	$0.30	$4.78

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
Revenue	$7,780,182	$7,662,067	$7,711,049	$7,789,328	$30,942,626
Expenses	5,748,493	5,298,280	5,647,056	5,580,755	22,274,584

Income Before Other Income	2,031,689	2,363,787	2,063,993	2,208,573	8,668,042
Other Income (Loss)	(2,091,244)	(1,776,264)	(1,845,300)	(1,768,502)	(7,481,310)

Net Income (Loss)	$(59,555)	$587,523	$218,693	$440,071	$1,186,732

Net Income per Unit	$(0.34)	$3.39	$1.26	$2.60	$6.91
Net Income per Depositary Receipt	$(0.03)	$0.34	$0.12	$0.26	$0.69

New England Realty Associates Limited Partnership
Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe (a)	Balance at end of Period
Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	557,836	201,600	—	299,109	460,327
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	494,298	356,670	—	293,132	557,836
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	284,005	468,588	—	258,295	494,298

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
Dated: March 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 16, 2009
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 16, 2009
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	March 16, 2009
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 16, 2009
/s/ ROBERTA ORNSTEIN Roberta Ornstein	Director of the General Partner	March 16, 2009

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(21)	Subsidiaries of the Partnership.(4)
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