Form 10-Q
period 2009-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2009-05-11
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Class A

Limited Partnership Units

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (the Registrant is not yet required to submit interactive Data)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 1, 2009, there were 106,227 Class A units (1,062,272 Depositary Receipts) 25,229 Class B units of limited partnership units and 1,327 of General Partnership units issued and outstanding.

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Rental Properties	$97,777,973	$98,560,454
Cash and Cash Equivalents	10,220,538	10,752,931
Rents Receivable	487,577	553,392
Real Estate Tax Escrows	270,639	275,619
Prepaid Expenses and Other Assets	2,871,747	3,018,714
Investments in Unconsolidated Joint Ventures	10,622,556	11,023,611
Financing and Leasing Fees	1,030,526	1,058,786
Total Assets	$123,281,556	$125,243,457
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$137,954,602	$138,160,262
Accounts Payable and Accrued Expenses	1,528,463	1,592,610
Advance Rental Payments and Security Deposits	3,205,179	3,207,767
Total Liabilities	142,688,244	142,960,639
Commitments and Contingent Liabilities (Note 9)
Partners’ Capital 132,783 and 135,251 units outstanding in 2009 and 2008, respectively	(19,406,688)	(17,717,182)
Total Liabilities and Partners’ Capital	$123,281,556	$125,243,457

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, (Unaudited)
	2009	2008
Revenues
Rental income	$8,367,582	$7,922,823
Laundry and sundry income	93,113	109,144
	8,460,695	8,031,967
Expenses
Administrative	465,930	425,789
Depreciation and amortization	1,416,620	1,618,656
Management fees	342,888	322,280
Operating	1,505,737	1,404,452
Renting	60,958	80,211
Repairs and maintenance	978,286	1,040,066
Taxes and insurance	964,867	908,990
	5,735,286	5,800,444
Income Before Other Income and Discontinued Operations	2,725,409	2,231,523

Other Income (Loss)
Interest income	18,362	48,369
Interest expense	(1,945,147)	(1,925,859)
(Loss) from investment in unconsolidated joint ventures	(273,555)	(247,805)
Mortgage prepayment penalties	—	(3,702,168)
	(2,200,340)	(5,827,463)
Income (Loss) From Continuing Operations	525,069	(3,595,940)

Discontinued Operations
(Loss) from discontinued operations	—	(27,445)
(Loss) gain on the sale of real estate	(4,984)	6,053,391
	(4,984)	6,025,944
Net Income	$520,085	$2,430,004

Income per Unit
Income (loss) before discontinued operations	$3.91	$(23.76)
(Loss) income from discontinued operations	(0.04)	39.81
Net Income per Unit	$3.87	$16.05
Weighted Average Number of Units Outstanding	134,202	151,384

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Unit						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2008	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(772,254)	(183,410)	(9,653)	(965,317)
Stock Buyback					25,439	25,439	(19,744,831)	—	—	(19,744,831)
Net Income	—	—	—	—	—	—	1,944,003	461,701	24,300	2,430,004
Balance March 31, 2008	144,180	34,243	1,802	180,225	39,548	140,677	$(17,520,266)	1,809,705	95,276	(15,615,285)

Balance January 1, 2009	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(745,200)	(176,985)	(9,315)	(931,501)
Stock Buyback	—	—	—	—	2,468	(2,468)	(1,025,734)	(239,738)	(12,618)	(1,278,090)
Stock Transfer	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	416,068	98,816	5,201	520,085

Balance, March 31, 2009	144,180	34,243	1,802	180,225	47,442	132,783	$(15,528,611)	$(3,684,172)	$(193,904)	$(19,406,688)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, (Unaudited)
	2009	2008
Cash Flows from Operating Activities
Net income	$520,085	$2,430,004
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,416,620	1,618,656
Loss from investment in unconsolidated joint ventures	273,555	247,805
(Gain) on the sale of real estate from discontinued operations	—	(6,053,391)
Changes in operating assets and liabilities
Decrease (Increase) in rents receivable	65,815	(10,576)
(Decrease) in accounts payable and accrued expense	(64,147)	(196,613)
Decrease in real estate tax escrow	4,980	112,460
(Increase) Decrease in prepaid expenses and other assets	146,967	(394,447)
(Decrease) in advance rental payments and security deposits	(2,588)	(21,307)
Total Adjustments	1,841,202	(5,370,626)
Net cash (used in) provided by operating activities	2,361,287	(2,940,622)
Cash Flows Used in Investing Activities
Proceeds from unconsolidated joint ventures	127,500	615,000
Net proceeds from the sale of rental properties	—	3,991,247
Purchase and improvement of rental properties	(602,370)	(673,876)
Net cash provided by (used in) investing activities	(474,870)	3,932,371
Cash Flows Used in Financing Activities
Payment of financing costs	(3,559)	(673,213)
Proceeds of mortgage notes payable	—	22,176,956
Principal payments of mortgage notes payable	(205,660)	(236,797)
Stock buyback	(1,278,090)	(19,744,831)
Distributions to partners	(931,500)	(965,317)
Net cash (used in) financing activities	(2,418,810)	(1,994,408)
Net (Decrease) in Cash and Cash Equivalents	(532,393)	(1,002,659)
Cash and Cash Equivalents, at beginning of period	10,752,931	6,890,525
Cash and Cash Equivalents, at end of period	$10,220,538	$5,887,866

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

Principles of Consolidation: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the eight limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

The Partnership accounts for its investments in joint ventures for which Financial Accounting Standards (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”) does not apply under the equity method of accounting as the company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Impairment: On an annual basis management assesses whether there are any indicators that the value of the Company’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2009 or 2008 other than net income as reported.

Income Per Unit: Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2009 or 2008. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At March 31, 2009, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.1 % to 2.4%. At March 31, 2009 and December 31, 2008, respectively approximately $9,764,000 and $10,300,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $14,384 and $18,745 for the three months ended March 31, 2009 and 2008, respectively.

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

Interest Capitalized: The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2009 and the year ended December 31, 2008, there was no capitalized interest.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender, EITF 96-19 “Debtors Accounting for a Modification or exchange of Debt Instruments” requires they be analyzed. If it is determined that the refinancing is substantially different then they will be recorded as an extinguishment of debt. However if it is determined that the refinancing is substantially the same then they will be recorded as an exchange of debt. All refinancings qualify as extinguishment of debt.

Reclassifications: Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of March 31, 2009, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 19 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2009, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at March 31, 2009 with a total of 392 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2009	December 31, 2008	Useful Life
Land, improvements and parking lots	$25,998,353	$25,997,753	15—40 years
Buildings and improvements	110,542,088	110,467,865	15—40 years
Kitchen cabinets	4,335,119	4,254,120	5—10 years
Carpets	3,735,293	3,650,238	5—10 years
Air conditioning	900,610	900,610	7—10 years
Laundry equipment	450,461	216,629	5—7 years
Elevators	984,506	984,506	20 years
Swimming pools	126,275	126,275	10 years
Equipment	1,732,115	1,690,142	5—7 years
Motor vehicles	170,445	139,453	5 years
Fences	163,907	163,907	5—10 years
Furniture and fixtures	1,695,484	1,641,487	5—7 years
Smoke alarms	112,464	111,814	5—7 years
	150,947,120	150,344,799
Less accumulated depreciation	(53,169,147)	(51,784,345)
	$97,777,973	$98,560,454

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

In April 2008, the Partnership sold the Coach Apartments, a 48 unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000 and recorded in the second quarter of 2008. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as “the Barn.” The purchase price of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,000,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

As more fully described in Note 3, the Partnership sold the five condominiums located in Brookline, Massachusetts in 2008. The net proceeds from the sale of the five units were approximately $740,000 which resulted in a gain of approximately $240,000, which is included in gain from the sale of rental properties in the second and third quarter of 2008.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $343,000 and $329,000 during the three months ended March 31, 2009 and 2008, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2009 and 2008, approximately $188,000 and $155,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2009 expenses referred to above, approximately $94,000 consisted of repairs and maintenance and $57,000 of administrative expense. Approximately $6,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2009, the Hamilton Company received approximately $114,000 from the Investment Properties of which approximately $71,000 was the management fee, approximately $600 was for construction supervision and architectural fees, approximately $38,000 was for maintenance services and approximately $4,000 was for administrative services

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $541,000 and $505,000 for the three months ended March 31, 2009 and 2008, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2009 and 2008.

In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $12,500 during the three months ended March 31, 2009 and 2008.

The Partnership has invested in eight limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by others. See Note 14 for a description of the properties and their operations.

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

The above 42-unit condominium building was managed by an entity wholly owned by the 25% shareholder and President of the General Partner. That entity received annual management fees from the five units of approximately $1,500, and Hamilton reduced its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

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

On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors of the General Partner on August 8, 2008 and as further described under Item 3.02 of the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2008, which is incorporated herein by reference. Harold Brown, the treasurer of the General Partner, owns 75% of the issued and outstanding Class B Units of the Partnership and 75% of the issued and outstanding equity of the General Partner, Ronald Brown, the brother of Harold Brown and the president of the General Partner, owns 25% of the issued and outstanding Class B Units of the Partnership and 25% of the issued and outstanding equity of the General Partner.

In 2008, the Partnership borrowed a total of approximately $8,510,000 from Harold Brown. Approximately $5,285,000 was used to repurchase depositary receipts and approximately $3,225,000 was used to facilitate the purchase of Linewt. These loans were repaid in 2008 with interest of approximately $72,300.

NOTE 4. OTHER ASSETS

As of March 31, 2009, approximately $1,426,000 and $1,382,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at March 31, 2009 and December 31, 2008, respectively.

Included in prepaid expenses and other assets at March 31, 2009 and December 31, 2008 is approximately $1,021,000 and $984,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of approximately $1,031,000 and $1,059,000 are net of accumulated amortization of approximately $392,000 and $363,000 at March 31, 2009 and December 31, 2008, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2009 and December 31, 2008, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2009, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $727,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At March 31, 2009, the weighted average interest rate on the above mortgages was 5.63%. The effective rate of 5.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2009 are as follows:

2010—current maturities	$835,000
2011	2,587,000
2012	2,793,000
2013	19,871,000
2014	24,683,000
Thereafter	87,186,000
$137,955,000

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

In June 2008, the Partnership refinanced the Westside Colonial Apartments with a balance of approximately $4,600,000 maturing in 2008 with interest at a rate of 6.52% with $7,000,000 at 5.66% interest only mortgage maturing in June 2023. Deferred financing costs associated with this mortgage totaled approximately $62,000 and accordingly the effective interest rate is 5.8%.  Closing costs were approximately $100,000. There were no prepayment penalties. After payment of the existing mortgage and closing costs, approximately $2,377,000 was received by the Partnership.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2009, amounts received for prepaid rents of approximately $1,506,000 are included in cash and cash equivalents, and security deposits of approximately $1,426,000 are included in other assets.

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

In February 2009 the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on March 31, 2009.

In 2008, the Partnership paid quarterly distributions of $7.00 per unit ($.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31,
	2009	2008
Income (loss) per Depositary Receipt before Discontinued Operations	$0.39	$(2.38)
Income (loss) from Discontinued Operations	(0.01)	3.98
Net Income per Depositary Receipt after Discontinued Operations	$0.38	$1.60
Distributions per Depositary Receipt	$0.70	$0.70

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2009 are as follows:

Class A	37,953
Class B	9,014
General Partnership	475
47,442

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009.  In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  As of March 31, 2009, the Partnership has repurchased 387,924 Depositary Receipts at an average price of $74.22 per receipt (or $742.20 per underlying Class A Unit), 1,477 Class B Units and 78 General Partnership Units both at an average price of $583.00 per Unit, totaling approximately $29,700,000 including brokerage fees paid by the Partnership.

On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors of the General Partner on August 8, 2008 and as further described under Item 3.02 of the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2008, which is incorporated herein by reference. Harold Brown, the treasurer of the General Partner, owns 75% of the issued and outstanding Class B Units of the Partnership and 75% of the issued and outstanding equity of the General Partner, Ronald Brown, the brother of Harold Brown and the president of the General Partner, owns 25% of the issued and outstanding Class B Units of the Partnership and 25% of the issued and outstanding equity of the General Partner.

On January 18, 2008, 113,518 Depositary Receipts included above became available to purchase at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% of $37,899, on February 29, 2008.

During the three months ended March 31, 2009, the Partnership purchased 19,740 receipts for approximately $1,025,000, 469 Class B Units for approximately $240,000 and 25 General Partnership units for approximately $13,000.

As of March 31, 2009, the equity repurchase program above resulted in the Partnership having a negative Partners’ Capital of approximately $19,407,000.

In April 2009, the Partnership did not purchase any Depositary Receipts, Class B Units or General Partnership Units.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2009, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2009 as follows:

Commercial Property Leases
2010	$2,621,000
2011	2,449,000
2012	2,303,000
2013	1,625,000
2014	1,411,000
Thereafter	2,374,000
$12,783,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $174,000 for the three months ended March 31, 2009 and approximately $477,000 for the year ended December 31, 2008.

Rents receivable are net of an allowance for doubtful accounts of approximately $520,000 at March 31, 2009 and approximately $460,000 at December 31, 2008.  Included in rents receivable at March 31, 2009 is approximately $355,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

In 2009, rent at the commercial properties includes approximately $ 2,800 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2009 and 2008, cash paid for interest was $1,945,499, and $1,936,402, respectively.

Non-cash financing activity — exchange of depositary receipts for Class B and General Partnership Units in 2008 (Note 8).

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2009	$137,954,602	$133,637,589
At December 31, 2008	138,160,262	143,432,532
Investment Properties
At March 31, 2009	$51,827,068	$50,500,191

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of a tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income is approximately $7,500,000 less than statement income for the year ended December 31, 2008 and approximately $1,000,000 greater than statement income for the year ended December 31, 2007. The cumulative tax basis of the Partnership’s real estate at December 31, 2008 is approximately $5,000,000 less than the statement basis. The primary reason for the lower taxable income and the lower tax basis is the acquisition of Linewt and Cypress Street utilizing tax free exchanges in 2008. The Partnership’s tax basis in its joint venture investments is approximately $200,000 less than statement basis. The tax free exchanges and mortgage prepayment penalties in 2008  generated substantial tax deductions in 2008, accordingly taxable income in future years may exceed statement income.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in eight limited partnerships, the majority of which has invested in residential apartment complexes, with one partnership investing in commercial property. The Partnership has a 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 47.5%, with the balance of 6.8% and 2.5% owned by the others. A description of each investment is as follows:

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of April 27, 2009, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,808,000 at March 31, 2009. Gain from the sale of units (approximately $38,000) will be taxed at ordinary income rates.  This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.8% at March 31, 2009) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  As of April 27, 2009, all of the 127 units have been sold.  Gains from the sales of units (approximately $60,000 per unit) were taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

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

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of May 2008,, the Partnership sold all of the 137 units as condominiums which were located in three buildings. Gains from these sales were taxed as ordinary income (approximately $50,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets will be combined with Hamilton on Main Apartments, LLC.  An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5%, respectively, was the sales agent and will receive a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

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

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at March 31, 2009 of approximately $7,428,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information for the three months ended March 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,491,301	2,576,552	9,259,169	6,551,961	2,306,968	8,175,737	8,182,545	24,858,257		72,402,490
Cash & Cash Equivalents	34,597	155	6,436	38,535	723	908	1,251	402		83,006
Rent Receivable	1,686	—		430	—	1,206	(3,425)	5,254		5,151
Real Estate Tax Escrow	42,251	—	41,472	32,674	—	40,281	39,508	102,655		298,840
Due From Investment Properties	100,000	—	—	90,000	100,000	40,000	—	210,000		540,000
Prepaid Expenses & Other Assets	67,281	569	77,964	63,128	233,764	51,393	62,982	415,029		972,111
Financing & Leasing Fees	136,691	15,119	38,786	38,494	20,497	50,100	31,727	41,076		372,490
Total Assets	10,873,807	2,592,395	9,423,827	6,815,221	2,661,952	8,359,624	8,314,588	25,632,673		74,674,088

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,428,006	5,000,000	1,808,000	4,750,000	5,500,000	16,579,062		51,827,068
Due to Investment Properties	—	—	425,000	—	44,000	26,000	25,000	20,000		540,000
Accounts Payable & Accrued Expense	49,000	3,416	70,308	8,296	16,480	26,856	50,852	176,133		401,340
Advance Rental Pymts & Security Dep	141,811	—	125,785	59,674	18,776	76,241	50,526	187,750		660,563
Total Liabilities	8,790,811	2,165,416	8,049,098	5,067,971	1,887,255	4,879,097	5,626,378	16,962,945		53,428,971
Partners’ Capital	2,082,997	426,980	1,374,729	1,747,251	774,697	3,480,527	2,688,210	8,669,727		21,245,118
Total Liabilities and Capital	10,873,807	2,592,395	9,423,827	6,815,221	2,661,952	8,359,624	8,314,588	25,632,673		74,674,088
Partners’ Capital–NERA 50%	1,041,498	213,490	687,365	873,625	387,348	1,740,264	1,344,105	4,334,864		10,622,559

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	137	758
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	137	761
Units to be retained	49	1	40	49	—	48	42	148	—	377
Units to be sold	—	—	—	127	120	—	—	—	137	384
Units sold through April 27, 2009	—	—	—	127	105	—	—	—	137	369
Balance of unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of April 27, 2009	—	—	—	—	—	—	—	—	—	—

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Three Months Ended March 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	342,328	76,248	279,052	204,624	58,410	195,873	190,945	612,047		1,959,527
Laundry and Sundry Income	593	—	602	—	—	—	330	6,238		7,763
	342,921	76,248	279,654	204,624	58,410	195,873	191,275	618,284		1,967,289
Expenses
Administrative	2,721	2,124	6,097	4,113	1,465	5,052	2,771	10,702		35,043
Depreciation and Amortization	107,970	356	105,241	77,910	26,534	98,382	114,378	374,564		905,335
Management Fees	14,439	2,781	11,529	8,085	2,353	7,593	7,205	24,904		78,887
Operating	39,999	—	19,176	703	61	3,417	27,760	112,468		203,586
Renting	5,850	—	14,670	1,265	—	540	899	4,056		27,280
Repairs and Maintenance	24,041	330	13,048	67,530	14,956	65,684	17,313	67,628		270,531
Taxes and Insurance	37,048	21,992	17,401	37,755	12,032	42,604	24,614	75,170		268,616
	232,068	27,583	187,162	197,361	57,401	223,272	194,940	669,492		1,789,278
Income Before Other Income	110,853	48,666	92,492	7,264	1,009	(27,399)	(3,665)	(51,208)		178,011
Other Income (Loss)
Interest Expense	(125,274)	(16,429)	(129,511)	(71,239)	(26,164)	(66,875)	(78,244)	(216,671)		(730,407)
Interest Income	2	—	15	17	4,940	—	—	1		4,974
Gain on Sale of Real Estate	—	—	—	—	310	—	—	—		310
	(125,272)	(16,429)	(129,496)	(71,222)	(20,914)	(66,875)	(78,244)	(216,670)		(729,817)
Net Income (Loss)	(14,419)	32,237	(37,003)	(63,959)	(19,905)	(94,274)	(81,909)	(267,879)		(547,111)
Net Income (loss)—NERA 50%	(7,210)	16,118	(18,501)	(31,979)	(9,953)	(47,137)	(40,954)	(133,939)		(273,555)

Future annual mortgage maturities at March 31, 2009 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Place
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
March 31, 2010			139,818					241,117		380,935
March 31, 2011	63,287		149,776					251,758		464,822
March 31, 2012	113,579	2,162,000	160,444	19,763			16,704	267,635		2,740,124
March 31, 2013	120,333		171,872	62,402		68,593	68,345	282,034		773,579
March 31, 2014	127,488		6,806,096	66,085	1,808,000	67,089	72,379	297,208		9,244,345
Thereafter	8,175,313			4,851,750		4,614,318	5,342,572	15,239,310		38,223,263
	8,600,000	2,162,000	7,428,006	5,000,000	1,808,000	4,750,000	5,500,000	16,579,062		51,827,068

Summary financial information for the three months ended March 31, 2008

	Essex 81 Commercial	Essex 81 Apts	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS

Rental Properties	2,822,838	10,663,494	9,217,122	7,069,822	3,712,583	8,482,664	8,611,109	25,143,592	1,203,431	76,926,655
Cash & Cash Equivalents	227,109	1,460	1,014	2,294	678	30,673	24,855	5,830	1,911	295,824
Rent Receivable	42,366	27,870	—	2,798	—	—	(4,045)	—	—	68,990
Real Estate Tax Escrow	—	9,526	43,947	45,244	—	29,692	25,849	418,329	—	572,588
Due From Investment Properties	23,000	—	—	1,188,000	—	250	—	—	1,161,330	2,372,580

Prepaid Expenses & Other Assets	1,371	132,496	109,802	64,501	473,323	39,045	62,873	299,656	379,333	1,562,399
Financing & Leasing Fees	30,557	114,514	46,952	43,521	—	56,461	36,797	49,772	1,636	380,209

Total Assets	3,147,241	10,949,359	9,418,837	8,416,179	4,186,585	8,638,785	8,757,438	25,917,179	2,747,641	82,179,244

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	3,000,000	7,762,000	7,558,527	5,000,000	—	4,750,000	5,500,000	16,807,869	—	50,378,396
Due to Investment Properties	—	—	48,000	—	1,788,250	—	75,000	461,330	—	2,372,580
Accounts Payable& Accrued Exp	69,221	5,288	76,207	10,285	61,520	6,338	45,754	219,158	13,101	506,873
Advance Rental Pymts & Security Dep	24,000	114,824	116,794	60,385	24,124	86,650	42,710	153,937	—	623,424
Total Liabilities	3,093,221	7,882,113	7,799,529	5,070,670	1,873,894	4,842,989	5,663,464	17,642,294	13,101	53,881,273

Partners’ Capital	54,020	3,067,247	1,619,308	3,345,509	2,312,691	3,795,796	3,093,973	8,274,886	2,734,541	28,297,970
Total Liabilities and Capital	3,147,241	10,949,359	9,418,837	8,416,179	4,186,585	8,638,785	8,757,438	25,917,179	2,747,641	82,179,244

Partners’ Capital—NERA 50%	27,010	1,533,623	809,654	1,672,754	1,156,345	1,897,898	1,546,987	4,137,443	1,367,270	14,148,985

Summary Information for the Three Months Ended March 31, 2008

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Minuteman	Hamilton on Main	Hamilton Pl Sales	Total

Revenues
Rental Income	95,372	270,191	260,505	198,927	50,441	203,708	186,315	589,877	1,747	1,857,084
Laundry and Sundry Income	—	(1,297)	416	—	—	—	983	6,190	—	6,292
	95,372	268,895	260,921	198,927	50,441	203,708	187,297	596,067	1,747	1,863,376

Expenses
Administrative	3,766	1,881	6,219	3,696	6,322	2,087	(804)	17,825	2,466	43,458
Depreciation and Amortization	29,882	94,945	86,694	82,998	52,415	97,005	128,456	374,025	14,272	960,691
Management Fees	11,099	8,157	10,330	7,797	2,638	8,071	7,247	24,736	51	80,125
Operating	8,476	27,636	15,996	487	1,294	241	19,653	127,976	200	201,959
Renting	—	3,000	3,838	270	1,167	417	555	8,585	—	17,832
Repairs and Maintenance	739	22,720	11,795	88,584	78,111	102,340	25,631	134,107	10,555	474,583
Taxes and Insurance	18,405	25,326	21,716	36,703	22,310	34,385	34,403	81,130	3,468	277,847
	72,367	183,665	156,588	220,535	164,256	244,547	215,141	768,385	31,012	2,056,495
Income Before Other Income	23,005	85,230	104,333	(21,608)	(113,815)	(40,839)	(27,844)	(172,318)	(29,265)	(193,119)

Other Income (Loss)
Interest Income	726	5	127	545	—	245	91	517	2,571	4,827
Interest expense	(38,943)	(116,169)	(131,682)	(71,951)	(5,318)	(67,613)	(79,060)	(221,550)	(7)	(732,292)
Gain on Sale of Real Estate	—	—	—	54,980	76,672	—	—	12,381	280,944	424,977
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(38,217)	(116,164)	(131,555)	(16,426)	71,354	(67,368)	(78,969)	(208,652)	283,508	(302,488)

Net Income (Loss)	(15,212)	(30,934)	(27,222)	(38,033)	(42,461)	(108,207)	(106,812)	(380,970)	254,242	(495,607)

P&L- NERA 50%	(7,606)	(15,467)	(13,611)	(19,016)	(21,230)	(54,103)	(53,406)	(190,485)	127,121	(247,804)

Total units/ condominiums	1	48	40	176	120	48	42	146	137	758
Units to be retained	1	48	40	49	20	48	42	146	—	394
Units to be sold	—	—	—	127	100	—	—	—	137	364
Units sold through April 28, 2008	—	—	—	125	99	—	—	—	136	360
Balance of unsold units	—	—	—	2	1	—	—	—	1	4
Unsold units with deposits for future sale as of April 28, 2008	—	—	—	—	1	—	—	—	1	2

Future annual mortgage maturities at March 31, 2008 are as follows:

	Essex 81	Essex 81 Apartments	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Place
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
March 31, 2009	3,000,000		130,522					243,736		3,374,258
March 31, 2010		75,629	139,818					254,117		469,563
March 31, 2011		95,588	149,776					267,597		512,961
March 31, 2012		100,212	160,444	19,763		5,131	16,704	281,792		584,046
March 31, 2013		107,585	171,872	62,402		63,462	68,345	296,741		770,406
Thereafter		7,382,987	6,806,096	4,917,835		4,681,407	5,414,951	15,463,886		44,667,162
	3,000,000	7,762,000	7,558,527	5,000,000	—	4,750,000	5,500,000	16,807,869		50,378,396

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

Fair Value Measurements—SFAS 157 & The Fair Value Option for Financial Assets and Financial Liabilities—SFAS 159, and FASB Staff Position No. 157-2

Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 was immaterial to the Partnership.

In February 2008, the FASB issued FASB Staff Position 157-2, which deferred the effective date of SFAS 157 for one-year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS 157 is now effective for those assets and liabilities for years beginning after November 15, 2008.

FASB Statement No. 141(R)—(revised 2007), (“FASB No. 141(R)”), Business Combinations

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

FASB Statement No. 160 (“FASB No. 160”), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The expected impact of adopting FASB No. 160 is immaterial

FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets

The FASB Staff Position (FSP) No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. The FSP shall be effective be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset if this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Partnership does not believe that the adoption of this FSP will have a material effect on the financial position and results of operations.

FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157 in cases where a market is not active. FSB 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Partnership has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

FASB Statement No. 161 (“FASB No. 161”), Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133

In March 2008, the FASB issued FASB No. 161. FASB No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. FASB No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Partnership does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures contained in its financial statements.

In May 2008, the FASB issued SFAS no. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Total Revenues	$—	$142,598
Operating and other expenses	4,984	133,873
Depreciation and amortization	—	36,172
	4,984	170,045
Income (loss) from discontinued operations	(4,984)	(27,447)
Gain on the sale of rental property	—	6,053,391
Income (loss) from discontinued operations	$(4,984)	$6,025,944

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Report.  This Report, on Form 10-Q, contains forward-looking statements within the meaning of the securities law.  Actual results or developments could differ materially from those projected in such statements as a result of certain factors set forth in the section below entitles “Factors That May Affect Future Results” and elsewhere in this Report.

The real estate market in the Greater Boston area has continued to soften, but not to the degree of other major markets throughout the country. The Partnership anticipated the climate will remain the same for the balance of 2009 as well as 2010.  Though not apparent now, Management believes the second half of 2009 will show higher vacancy and slowing revenue increases.  The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future.  The Partnership does not anticipate recording any impairment losses at this time.

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

Management believes that the financial difficulties experienced since the lending crisis in 2007 will continue and recovery will take longer than previous recessions.  Management also believes that the national recession and the challenging credit market will continue into 2010 and the recovery will be slow and steady.  The Greater Boston Metropolitan Area, the Partnership’s primary market, continues to experience high unemployment levels and continued downsizing by many corporations and we believe the conditions will continue to decline locally thru the balance of 2009.

During the three months ended March 31, 2009, the Partnership’s rental income increased approximately 6% from the same quarter in 2008.  Occupancy remained above 97 percent for the quarter and bad debt did not rise to levels previously anticipated by Management.  Operating expenses decreased by 1%, due primarily to the decrease in depreciation and amortization expense.  Currently, the Partnership properties are all experiencing high occupancy levels. However, Management believes that any increase in revenue will be offset by a rise in bad debt, a higher vacancy rate in the latter half of 2009, higher turnover costs, and increases in utility costs. Management believes that the weakening economy will negatively impact both revenue and operating expenses mitigating any earnings growth for 2009 as compared to 2008.

The Stock Repurchase Program that was initiated in 2007 has purchased 387,924 depository receipts through March 2009.  Given the lack of alternative investments, liquidity markets and the current share price, Management continues to support the buyback program and believe it to be accretive to the remaining shareholders.  Management continues to be active bidding on commercial real estate within Massachusetts and remains poised to acquire real estate it deems opportune given the current selling and financing environment.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At March 31, 2009, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 38% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. Two of NewReal’s other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 10% of the repair and maintenance expense paid for by the Partnership in the years three months ended March 31, 2009 and 5% for the year ended December 31, 2008. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 72% of the legal services paid for by the Partnership during the three months ended March 31, 2009 and approximately 50% for the year ended December 31, 2008.

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

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2009, the construction and architectural service provided to the Partnership by Hamilton was insignificant. During the three months ended March 31, 2008, Hamilton provided construction and architectural services paid for by the Partnership totaling $6,000.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2009, Hamilton charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Company’s rental properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

With respect to investments in and advances to the Investment Properties, the Partnership looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge is recorded if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $2,725,000 during the three months ended March 31, 2009, compared to approximately $2,232,000 for the three months ended March 31, 2008, an increase of approximately $494,000 (22%).

The rental activity is summarized as follows:

	Occupancy Date
	April 27, 2009	April 28, 2008
Residential
Units—exclusive of available for sale units	2,269	2,297
Vacancies	42	44
Vacancy rate	1.9%	1.9%
Commercial
Total square feet	114,395	90,848
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended March 31,
	2009		2008
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,461	$8,461	$8,175	$8,032
Residential percentage	90%	90%	92%	93%
Commercial percentage	10%	10%	8%	7%
Contingent rentals	$174	$174	$120	$120

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

	Three Months Ended March 31,		Dollar	Percent
	2009	2008	Change	Change
Revenues:
Rental income	$8,367,582	$7,922,823	$444,759	6%
Laundry and sundry income	93,113	109,144	(16,031)	(15)%
	$8,460,695	8,031,967	428,728	5%
Expenses
Administrative	465,930	425,789	40,141	9%
Depreciation and amortization	1,416,620	1,618,656	(202,036)	(12)%
Management fees	342,888	322,280	20,608	6%
Operating	1,505,737	1,404,452	101,285	7%
Renting	60,958	80,211	(19,253)	(24)%
Repairs and maintenance	978,286	1,040,066	(61,780)	(6)%
Taxes and insurance	964,867	908,990	55,877	6%
	5,735,286	5,800,444	(65,158)	(1)%
Income Before Other Income and Discontinued Operations	2,725,409	2,231,523	493,886	22%
Other Income (Loss)
Interest expense	(1,945,147)	(1,925,859)	(19,288)	1%
Interest income	18,362	48,369	(30,007)	(62)%
Casualty (loss)	—	—	—
(Loss) from investment in unconsolidated joint ventures	(273,555)	(247,805)	(25,750)	10%
Other income (loss)	—	(3,702,168)	3,702,168	(100)%
	(2,200,340)	(5,827,463)	3,627,123	(62)%
Income from Continuing Operations	525,069	(3,595,940)	4,121,009	115%
Discontinued Operations:
Income (loss) from discontinued operations	—	(27,447)	27,447	100%
Gain (loss) on sale of real estate from discontinued operations	(4,984)	6,053,391	(6,058,375)	(100)%
	(4,984)	6,025,944	(6,030,928)	(100)%
Net Income	$520,085	$2,430,004	$(1,909,919)	(79)%

Rental income from continuing operations for the three months ended March 31, 2009 was approximately $8,368,000, compared to approximately $7,923,000 for the three months ended March 31, 2008, an increase of approximately $445,000 (6%). Properties with significant increases in rental income include the 62 Boylston Street, Westgate Apartments, 1144

Commonwealth Avenue, and Redwood Hills. The Partnership’s acquisition of Cypress Street in October 2008 represents approximately $201,000 of this increase.

Expenses from continuing operations for the three months ended March 31, 2009 were approximately $5,735,000 compared to approximately $5,800,000 for the three months ended March 31, 2008, a decrease of approximately $65,000 (1%). The most significant factor contributing to this decrease was: a decrease in depreciation and amortization expense of approximately $202,000 (12%); a decrease in renting expense of approximately $19,000 (24%) due to a decrease in rental commissions and a decrease in repairs and maintenance expenses of approximately 62,000 (6%) due to some major repairs done at the properties in the first quarter of 2008.

These decreases are offset by an increase in operating expenses of approximately $101,000 (7%) due to the increases in snow removal and utility costs; an increase in taxes and insurance of approximately $56,000 (6%) due to increase in property taxes and an increase in administrative expenses of approximately $40,000 (9%) due to an increase in professional fees and employee benefits.

Interest expense increased approximately $19,000 (1.0%) due to the refinancing of Partnership properties resulting in a higher level of debt offset by lower interest rates.

At March 31, 2009, the Partnership has a 50% ownership interest in eight Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the 50% owned Investment Properties was approximately $274,000 for the three months ended March 31, 2009 compared to a loss of approximately $248,000 for the three months ended March 31, 2008, an increase of approximately $26,000.  No units were sold during the three months ended March 31, 2009.

Interest income for the three months ended March 31, 2009 was approximately $18,000 compared to approximately $48,000 for the three months ended March 31, 2008, a decrease of approximately $30,000. This decrease is due to a drop in interest rates.

During the first quarter of 2008, the Partnership refinanced a number of mortgages with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling approximately $60,000,000.  Non-recurring prepayment penalties of approximately $3,702,000 were incurred in these transactions and are included in other expenses during the three months ended March 31, 2008.

In January 2008, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts. The net loss from operations of approximately $27,000 and the gain on the sale of approximately $6,053,000 is included in discontinued operations.

As a result of the changes discussed above, net income for the three months ended March 31, 2009 was $520,085 compared to $2,430,004 for the three months ended March 31, 2008, a decrease of $1,909,919.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2009 and 2008 was the collection of rents, sale of real estate, and refinancing of partnership properties. The majority of cash and cash equivalents of $10,220,538 at March 31, 2009 and $10,752,931 at December 31, 2008 were held in interest bearing accounts at creditworthy financial institutions.

This decrease of $532,393 at March 31, 2009 is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Cash provided by (used in) operating activities	$2,361,287	$(2,940,622)
Cash provided by (used in) investing activities	(474,870)	3,932,371
Cash (used in) provided by financing activities	(209,219)	18,715,740
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,278,090)	(19,744.831)
Distributions paid	(931,500)	(965,317)
Net (decrease) in cash and cash equivalents	$(532,393)	$(1,002,659)

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash provided by investing activities is due to the sale of properties in 2008 and a reduction in the distribution received from the joint ventures. The decrease in cash provided by financing activities is due to the refinancing of Partnership properties in 2008.

During the three months ended March 31, 2009, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $602,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, Olde English, Hamilton Oaks and Clovelly, at a cost of approximately $87,000, $76,000, $67,000, and $48,000, respectively. The Partnership plans to invest approximately $1,371,000 in additional capital improvements in 2009.

In 2009 the Partnership repurchased 2,468 Class A Units, Class B Units and General Partnership Units at a total cost of $1,278,090.

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

In February 2009, the Partnership approved a distribution of $7.00 per Unit ($0.70 per Receipt) payable March 31, 2009.

In 2008 the Partnership paid quarterly distributions of $7.00 per Unit ($0.70 per Receipt) in March, June, September and December 2008 for a total distribution of $28.00 per unit ($2.80 per receipt).

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of March 31, 2009, the Partnership had a 50% ownership in eight joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method. At March 31, 2009, our proportionate share of the non-recourse debt related to these investments was equal to approximately $25,914,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). While forward looking statements reflect management’s good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2009 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $163,868,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company’s management, with the participation of the president and chief executive officer and chief financial officer of the Company’s general partner, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the president and chief executive officer and chief financial officer of the Company’s general partner have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership, the Subsidiary Partnership and their properties are not presently subject to any material litigation, and, to management’s knowledge, there is not any material litigation presently threatened against them. The Partnership and Subsidiary Partnership are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material advance office on the Consolidated Financial Statements of the Partnership.

Item 1A.  Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                  None

(b)                                 None.

(c)                                  Issuer Purchases of Equity Securities during the First Quarter of 2009:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Receipts that may be purchased Under the Plan (as amended)
			165,756
January 1 - 31, 2009	$53.10	3,200	162,556
February 1 – 28, 2009	$54.37	6,640	155,916
March 1 - 31, 2009	$48.33	9,900	146,016
Total:	$51.14	19,740	146,016

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts and on January 30, 2008 the General Partner further increased the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner further increased the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,00.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009.  In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  As of March 31, 2009, the Partnership has repurchased 387,924 Depositary Receipts at an average price of $74.22 per receipt (or $742.20 per underlying Class A Unit), 1,477 Class B Units and 78 General Partner Units both at an average price of $583.00 per Unit, totaling approximately $29,700,000 including brokerage fees paid by the Partnership.

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through March 31, 2009.

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

Dated: May 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 8, 2009
Ronald Brown	(Principal Executive Officer)
/s/ HAROLD BROWN	Treasure and Director to the General Partner	May 8, 2009
Harold Brown	(Principal and Finance Officer and Principal Accounting Officer)