Form 10-Q
period 2009-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2009-08-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Class A

Limited Partnership Units

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐     (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of July 28, 2009, there were 106,227 Class A units (1,062,272 Depositary Receipts) 25,229 Class B units of limited partnership units and 1,327 of General Partnership units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The results of operations for the six  month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Rental Properties	$96,960,962	$98,560,454
Cash and Cash Equivalents	11,050,265	10,752,931
Rents Receivable	625,306	553,392
Real Estate Tax Escrows	271,490	275,619
Prepaid Expenses and Other Assets	2,646,849	3,018,714
Investments in Unconsolidated Joint Ventures	10,300,823	11,023,611
Financing and Leasing Fees	1,001,986	1,058,736
Total Assets	$122,857,681	$125,243,457
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$137,750,601	$138,160,262
Accounts Payable and Accrued Expenses	1,309,517	1,592,610
Advance Rental Payments and Security Deposits	3,355,764	3,207,767
Total Liabilities	142,415,882	142,960,639
Commitments and Contingent Liabilities (Note 9)
Partners’ Capital 132,783 and 135,251 units outstanding in 2009 and 2008, respectively	(19,558,201)	(17,717,182)
Total Liabilities and Partners’ Capital	$122,857,681	$125,243,457

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Rental income	$8,179,090	$7,934,836	$16,544,672	$15,857,659
Laundry and sundry income	97,257	97,854	192,370	206,998
	8,276,347	8,032,690	16,737,042	16,064,657
Expenses
Administrative	386,417	456,450	852,347	882,239
Depreciation and amortization	1,504,877	1,609,953	2,921,497	3,228,609
Management fees	333,898	330,190	676,787	652,470
Operating	868,593	928,163	2,374,329	2,332,615
Renting	83,170	106,654	144,129	186,865
Repairs and maintenance	1,167,345	1,204,625	2,145,631	2,244,691
Taxes and insurance	926,639	861,150	1,891,506	1,770,140
	5,270,939	5,497,185	11,006,226	11,297,629
Income Before Other Income and Discontinued Operations	3,005,408	2,535,505	5,730,816	4,767,028
Other Income (loss)
Interest income	14,228	32,253	32,591	80,622
Interest expense	(1,962,093)	(1,917,353)	(3,907,240)	(3,843,212)
Casualty loss	—	(4,151)	—	(4,151)
Gain on the sale of equipment	—	—	4,190	—
Mortgage prepayment penalties	—	(785,538)	—	(4,487,706)
(Loss) from investment in unconsolidated joint ventures	(281,733)	(217,213)	(555,288)	(465,018)
	(2,229,598)	(2,892,002)	(4,425,747)	(8,719,465)
Income (loss) from Continuing Operations	775,810	(356,497)	1,305,069	(3,952,437)
Discontinued Operations
Gain (loss) on the sale of real estate	2,165	3,937,551	(7,009)	9,990,942
(Loss) from discontinued operations	—	(7,408)	—	(34,855)
	2,165	3,930,143	(7,009)	9,956,087
Net Income	$777,975	$3,573,646	$1,298,060	$6,003,650
Income per Unit
Income (loss) before discontinued operations	$5.84	$(2.70)	$9.77	$(28.06)
Income (loss) from discontinued operations	0.02	29.72	(0.05)	70.68
Net Income per Unit	$5.86	$27.02	$9.72	$42.62
Weighted Average Number of Units Outstanding	132,784	132,254	133,489	140,875

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Unit						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2008	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(1,514,276)	(359,640)	(18,929)	(1,892,845)
Stock Buyback					25,439	(25,439)	(19,744,831)	—	—	(19,744,831)
Net Income	—	—	—	—	—	—	4,802,920	1,140,691	60,037	6,003,650
Balance June 30, 2008	144,180	34,243	1,802	180,225	39,548	140,677	$(15,403,371)	$2,312,467	$121,737	$(12,969,167)
Balance January 1, 2009	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(1,488,791)	(353,588)	(18,610)	(1,860,989)
Stock Buyback	—	—	—	—	2,468	(2,468)	(1,025,734)	(239,738)	(12,618)	(1,278,090)
Net Income	—	—	—	—	—	—	1,038,448	246,631	12,981	1,298,060

Balance June 30 , 2009	144,180	34,243	1,802	180,225	47,442	132,783	$(15,649,822)	$(3,712,960)	$(195,419)	$(19,558,201)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$1,298,060	$6,003,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,921,497	3,228,609
Loss from investment in joint ventures	555,288	465,018
Gain on the sale of equipment	(4,190)
Income from the sale of real estate from discontinued operations	—	(9,990,942)
Changes in operating assets and liabilities
(Increase) in rents receivable	(71,914)	(88,527)
(Decrease) in accounts payable and accrued expense	(283,094)	(499,309)
Decrease in real estate tax escrow	4,129	202,346
(Increase) Decrease in prepaid expenses and other assets	371,865	(3,082,194)
Increase in advance rental payments and security deposits	147,997	50,610
Total Adjustments	3,641,578	(9,714,389)
Net cash provided by (used in) operating activities	4,939,638	(3,710,739)
Cash Flows provided by (used in) Investing Activities
Net proceeds from the sale of equipment	20,648	—
Net proceeds from the sale of rental properties	—	7,222,454
Proceeds from joint ventures	167,500	2,575,000
Purchase and improvement of rental properties	(1,275,163)	(1,305,863)
Net cash provided by (used in) investing activities	(1,087,015)	8,491,591
Cash Flows provided by (used in) Financing Activities
Payment of mortgage notes payable	—	(3,224,419)
Payment of financing costs	(6,549)	(867,377)
Principal payments of mortgage notes payable	(409,661)	(389,795)
Stock buyback	(1,278,090)	(19,744,831)
Proceeds of mortgage notes payable	—	27,127,100
Distributions to partners	(1,860,989)	(1,892,845)
Net cash provided by (used in) financing activities	(3,555,289)	1,007,833
Net Increase in Cash and Cash Equivalents	297,334	5,788,685
Cash and Cash Equivalents, at beginning of period	10,752,931	6,890,525
Cash and Cash Equivalents, at end of period	$11,050,265	$12,679,210

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership” or the “Company”) was organized in Massachusetts in 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate-related activities, primarily located in Massachusetts.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2009 or 2008. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At June 30, 2009, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0 .15 % to 1.44%. At June 30, 2009 and December 31, 2008, respectively approximately $9,500,000 and $10,300,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $38,466 and $39,720 for the six months ended June 30, 2009 and 2008, respectively.

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

Interest Capitalized: The Company follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2009 and the year ended December 31, 2008, there was no capitalized interest.

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

Subsequent Events:  The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

NOTE 2. RENTAL PROPERTIES

As of June 30, 2009, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 19 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2009, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at June 30, 2009 with a total of 392 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2009	December 31, 2008	Useful Life
Land, improvements and parking lots	$26,001,653	$25,997,753	15-40 years
Buildings and improvements	110,581,526	110,467,865	15-40 years
Kitchen cabinets	4,478,227	4,254,120	5-10 years
Carpets	3,833,691	3,650,238	5-10 years
Air conditioning	907,746	900,610	7-10 years
Laundry equipment	468,253	216,629	5-7 years
Elevators	984,506	984,506	20 years
Swimming pools	152,000	126,275	10 years
Equipment	1,942,855	1,690,142	5-7 years
Motor vehicles	170,445	139,453	5 years
Fences	163,907	163,907	5-10 years
Furniture and fixtures	1,767,652	1,641,487	5-7 years
Smoke alarms	114,262	111,814	5-7 years
	151,566,723	150,344,799
Less accumulated depreciation	(54,605,761)	(51,784,345)
	$96,960,962	$98,560,454

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $677,000 and $661,000 during the six months ended June 30, 2009 and 2008, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2009 and 2008, approximately $362,000 and $311,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2009 expenses referred to above, approximately $173,000 consisted of repairs and maintenance and $168,000 of administrative expense. Approximately $21,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2009, the Hamilton Company received approximately $206,000 from the Investment Properties of which approximately $136,000 was the management fee, approximately $600 was for construction supervision and architectural fees, approximately $61,000 was for maintenance services and approximately $8,000 was for administrative services

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,115,000 and $1,108,000 for the six months ended June 30, 2009 and 2008, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2009 and 2008.

In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $25,000 during the six months ended June 30, 2009 and 2008.

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

On June 30, 2003, the Partnership purchased five condominium units in a 42-unit building located in Brookline, Massachusetts. These were purchased from Harvard 45 Associates LLC (“Harvard 45”) which is owned 70% by the 75% shareholder and treasurer of the General Partner, and 5% by the President of Hamilton. The total purchase price for these condominiums was approximately $2,416,000 and was approved both by the Partnership’s Advisory Committee and the General Partner. Harvard 45 realized a gain of approximately $648,000 from these sales. Harvard 45 also sold 16 units to unrelated parties; the prices for all 21 units sold were comparable.  The Partnership sold all of these units in 2008 and realized a gain of approximately $240,000.  The above mentioned gains are recorded as gain on the sale of real estate from discontinued operations.   In addition, the Partnership paid The Hamilton Company or its affiliate approximately $16,000 in legal fees and approximately $62,000 in commissions in connection with the sale of these condominiums in 2008.

The above 42-unit condominium building was managed by an entity wholly owned by the 25% shareholder and President of the General Partner. That entity received annual management fees from the five units of approximately $1,500, and

Hamilton reduced its management fees to approximately 2%, so that the total management fee will not exceed the 4% allowed by the Partnership’s Partnership Agreement.

In March 2005, the Partnership sold the Middlesex Apartments to an entity wholly owned by the majority shareholder of the General Partner. The selling price was $6,500,000 which resulted in a capital gain for the Partnership of approximately $5,800,000 and an increase in the Partnership’s cash reserves of approximately $4,800,000 after paying off the existing $1,300,000 mortgage, prepayment penalties and other selling expenses. The buyer sold the property as condominium units. An entity 31% owned by the majority shareholder of the General Partner and 5% owned by the President of the management company was the sales agent and received a variable commission of 3% to 5% on each sale. Total commissions paid were approximately $138,000.  Although the buyer assumed the costs and economic risks of converting and selling the condominium units, if the net gain from the sale of these units exceeded $500,000, the excess were to be split equally between the buyer and Partnership.  The last remaining unit was sold in October 2008, which resulted in a gain of approximately $50,000.

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

NOTE 4. OTHER ASSETS

As of June 30, 2009, approximately $1,440,000 and $1,382,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at June 30, 2009 and December 31, 2008, respectively.

Included in prepaid expenses and other assets at June 30, 2009 and December 31, 2008 is approximately $754,000 and $984,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of approximately $1,002,000 and $1,059,000 are net of accumulated amortization of approximately $420,000 and $363,000 at March 31, 2009 and December 31, 2008, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2009 and December 31, 2008, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2009, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $727,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties.  At June 30, 2009, the weighted average interest rate on the above mortgages was 5.63%. The effective rate of 5.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2009 are as follows:

2010—current maturities	$848,000
2011	4,473,000
2012	930,000
2013	19,785,000
2014	31,894,000
Thereafter	79,820,000
$137,750,000

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2009, amounts received for prepaid rents of approximately $1,526,000 are included in cash and cash equivalents, and security deposits of approximately $1,440,000 are included in other assets.

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

In 2009 the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31,  June 30, and September 30, 2009.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2009	2008
Income (loss) per Depositary Receipt before Discontinued Operations	$0.98	$(2.81)
Income (loss) from Discontinued Operations	(0.01)	7.07
Net Income per Depositary Receipt after Discontinued Operations	$0.97	$4.26
Distributions per Depositary Receipt	$1.40	$1.40

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2009 are as follows:

Class A	37,953
Class B	9,014
General Partnership	475
47,442

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009.  In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  As of June 30, 2009, the Partnership has repurchased 387,924 Depositary Receipts at an average price of $74.22 per receipt (or $742.20 per underlying Class A Unit), 1,477 Class B Units and 78 General Partnership Units, both at an average price of $583.00 per Unit, totaling approximately $29,700,000 including brokerage fees paid by the Partnership.

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

On January 18, 2008, 113,518 Depositary Receipts were  purchased under the Repurchase Program at a price of $75.50 per receipt. In order for the Partnership to take advantage of this opportunity, the Partnership borrowed $5,285,000 from Harold Brown, the Treasurer of the General Partner. This loan was paid in full, with interest at 6% of $37,899, on February 29, 2008.

During the six months ended June 30, 2009, the Partnership purchased 19,740 receipts for approximately $1,025,000, 469 Class B Units for approximately $240,000 and 25 General Partnership units for approximately $13,000.

As of June 30, 2009, the equity repurchase program described above resulted in the Partnership having a negative Partners’ Capital of approximately $19,558,200.

During the three months ended June 30, 2009, the Partnership did not purchase any Depositary Receipts, Class B Units or General Partnership Units.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2009, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2009 as follows:

Commercial Property Leases
2010	$2,624,000
2011	2,452,000
2012	2,169,000
2013	1,576,000
2014	1,382,000
Thereafter	2,032,000
$12,235,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $307,000 for the six months ended June 30, 2009 and approximately $477,000 for the year ended December 31, 2008.

Rents receivable are net of an allowance for doubtful accounts of approximately $621,000 at June 30, 2009 and approximately $460,000 at December 31, 2008.  Included in rents receivable at June 30, 2009 is approximately $419,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

In 2009, rent at the commercial properties includes approximately $5,600 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2009 and 2008, cash paid for interest was $3,907,256, and $3,837,770, respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30 , 2009	$137,750,601	$127,107,329
At December 31, 2008	$138,160,262	$143,432,532
Investment Properties
At June 30, 2009	$51,594,294	$48,582,549

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of a tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents and allowances. Taxable income was approximately $7,500,000 less than statement income for the year ended December 31, 2008 and approximately $1,000,000 greater than statement income for the year ended December 31, 2007. The cumulative tax basis of the Partnership’s real estate at December 31, 2008 is approximately $5,000,000 less than the statement basis. The primary reason for the lower taxable income and the lower tax basis is the acquisition of Linewt and Cypress Street utilizing tax free exchanges in 2008. The Partnership’s tax basis in its joint venture investments is approximately $200,000 less than statement basis. The tax free exchanges and mortgage prepayment penalties in 2008  generated substantial tax deductions in 2008, accordingly taxable income in future years may exceed statement income.

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

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of July 27, 2009, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at June 30, 2009. Gain from the sale of units (approximately $38,000 will be taxed at ordinary income rates.  This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.31% at June 30, 2009) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  As of June 30, 2009, all of the 127 units have been sold.  Gains from the sales of units (approximately $60,000 per unit) were taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

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

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of May 2008, the Partnership sold all of the 137 units as condominiums which were located in three buildings. Gains from these sales were taxed as ordinary income (approximately $50,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets will be combined with Hamilton on Main Apartments, LLC.  An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5%, respectively, was the sales agent and will receive a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a new ten year mortgage on the three buildings to be retained. The new mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At June 30, 2009, the remaining balance on the mortgage is approximately $16,519,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at June 30, 2009 of approximately $7,394,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary balance sheet as of June 30, 2009 (unaudited)

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,402,640	2,576,552	9,183,178	6,479,101	2,136,485	8,101,204	8,069,672	24,488,055		71,436,887
Cash & Cash Equivalents	49,965	12,480	3,694	14,674	65,564	1,215	12,129	201,073		360,795
Rent Receivable	16,635	3,050	1,890	1,000	1,141	1,679	(1,794)	14,828		38,429
Real Estate Tax Escrow	54,935	—	24,702	24,268	—	49,330	46,941	98,177		298,353
Due From Investment Properties	100,000	—	—	70,000	100,713	40,000	—	210,000		520,713
Prepaid Expenses & Other Assets	68,261	1,095	80,089	79,571	223,791	55,924	64,778	304,337		877,846
Financing & Leasing Fees	130,893	13,555	36,745	37,238	19,231	48,509	30,222	38,902		355,295
Total Assets	10,823,329	2,606,733	9,330,298	6,705,852	2,546,925	8,297,861	8,221,948	25,355,372	—	73,888,318

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,393,948	5,000,000	1,668,000	4,750,000	5,500,000	16,519,346		51,593,294
Due to Investment Properties	—	—	405,000		44,000	26,713	25,000	20,000		520,713
Accounts Payable & Accrued Expense	103,417	9,236	67,429	4,497	18,338	47,103	42,694	186,482		479,196
Advance Rental Pymts & Security Dep	148,663	—	130,827	58,231	17,480	78,709	50,584	208,969		693,463
Total Liabilities	8,852,080	2,171,236	7,997,204	5,062,728	1,747,818	4,902,525	5,618,278	16,934,797	—	53,286,666
Partners’ Capital	1,971,249	435,497	1,333,094	1,643,124	799,107	3,395,336	2,603,670	8,420,575	—	20,601,652
Total Liabilities and Capital	10,823,329	2,606,733	9,330,298	6,705,853	2,546,925	8,297,861	8,221,948	25,355,372	—	73,888,318
Partners’ Capital—NERA 50%	985,625	217,748	666,547	821,562	399,553	1,697,668	1,301,835	4,210,287	—	10,300,826

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	137	758
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	137	761
Units to be retained	49	1	40	49	—	48	42	148	—	377
Units to be sold	—	—	—	127	120	—	—	—	137	384
Units sold through July 27, 2009	—	—	—	127	105	—	—	—	137	369
Balance of unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of July 27, 2009	—	—	—	—	0	—	—	—	—	—

Summary financial information for the six months ended June 30, 2009 (unaudited)

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	608,507	148,298	558,956	403,934	113,977	399,916	377,985	1,202,838		3,814,411
Laundry and Sundry Income	1,892	—	1,293	—	—	—	567	11,165		14,917
	610,399	149,298	560,249	403,934	113,977	399,916	378,552	1,214,003		3,829,328
Expenses
Administrative	8,322	9,752	11,169	9,038	4,176	7,955	6,180	16,743		73,335
Depreciation and Amortization	216,111	1,919	213,238	156,149	53,068	199,157	228,756	749,370		1,817,768
Management Fees	24,942	5,541	22,591	16,024	4,478	15,571	14,308	49,370		152,825
Operating	70,264	—	31,680	1,409	130	3,718	46,721	186,701		340,623
Renting	15,500	—	22,550	2,998	—	810	2,615	7,365		51,838
Repairs and Maintenance	52,000	3,930	39,520	132,597	29,876	131,500	38,394	136,782		564,599
Taxes and Insurance	61,985	44,300	39,685	75,524	24,063	86,154	50,680	149,695		532,086
	449,124	65,442	380,433	393,739	115,791	444,865	387,654	1,296,026		3,533,074
Income Before Other Income	161,275	82,856	179,816	10,195	(1,814)	(44,949)	(9,102)	(82,023)	—	296,255
Other Income (Loss)
Interest Expense	(251,915)	(32,632)	(258,482)	(143,315)	(50,836)	(134,516)	(157,348)	(435,009)		(1,464,053)
Interest Income	2	—	29	35	7,510	—	—	2		7,578
Gain on Sale of Real Estate	—	—	—	—	49,646	—	—	—		49,646
	(251,913)	(32,632)	(258,453)	(143,280)	6,320	(134,516)	(157,348)	(435,007)		(1,406,829)
Net Income (Loss)	(90,638)	50,224	(78,637)	(133,085)	4,506	(179,465)	(166,450)	(517,030)	—	(1,110,575)
Net Income (loss)—NERA 50%	(45,319)	25,112	(39,319)	(66,543)	2,253	(89,733)	(83,225)	(258,515)	—	(555,288)

Summary financial information for the three months ended June 30, 2009 (unaudited)

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	266,179	72,050	279,904	199,310	55,567	204,043	187,040	590,792		1,854,885
Laundry and Sundry Income	1,299	—	691	—	—	—	238	4,928		7,156
	267,478	72,050	280,595	199,310	55,567	204,043	187,278	595,720		1,862,041
Expenses
Administrative	5,601	7,628	5,072	4,926	2,711	2,903	3,409	6,040		38,290
Depreciation and Amortization	108,140	1,563	107,997	78,239	26,534	100,775	114,378	374,806		912,432
Management Fees	10,503	2,760	11,063	7,939	2,125	7,978	7,103	24,467		73,938
Operating	30,264	—	12,504	706	69	300	18,961	74,233		137,037
Renting	9,650	—	7,880	1,733	—	270	1,716	3,309		24,558
Repairs and Maintenance	27,959	3,600	26,472	65,067	14,920	65,816	21,081	69,154		294,069
Taxes and Insurance	24,937	22,307	22,284	37,770	12,031	43,550	26,066	74,526		263,471
	217,054	37,858	193,272	196,380	58,390	221,592	192,714	626,535		1,743,795
Income Before Other Income	50,424	34,192	87,323	2,930	(2,823)	(17,549)	(5,437)	(30,815)	—	118,246
Other Income (Loss)
Interest Expense	(126,641)	(16,203)	(128,972)	(72,076)	(24,673)	(67,641)	(79,104)	(218,338)		(733,648)
Interest Income	—	—	14	18	2,570	—	—	1		2,603
Gain on Sale of Real Estate	—	—	—	—	49,336	—	—	—		49,336
	(126,641)	(16,203)	(128,958)	(72,058)	27,233	(67,641)	(79,104)	(218,337)	—	(681,709)
Net Income (Loss)	(76,217)	17,989	(41,635)	(69,128)	24,410	(85,190)	(84,540)	(249,152)	—	(563,463)
Net Income (loss)—NERA 50%	(38,109)	8,995	(20,817)	(34,564)	12,205	(42,595)	(42,270)	(124,576)	—	(281,732)

Future annual mortgage maturities at June 30, 2009 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Place Sales
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
June 30, 2010			142,244					244,288		386,532
June 30, 2011	91,070		152,375					255,069		498,514
June 30, 2012	115,231	2,162,000	163,228	35,232			33,648	271,154		2,780,493
June 30, 2013	122,083		174,853	63,301	1,668,000	85,018	69,329	285,743		2,468,327
June 30, 2014	129,342		6,761,248	67,037		68,027	73,421	301,117		7,400,193
Thereafter	8,142,274		—	4,834,430		4,596,955	5,323,602	15,161,974		38,059,235
	8,600,000	2,162,000	7,393,948	5,000,000	1,668,000	4,750,000	5,500,000	16,519,345	—	51,593,294

Summary balance sheet as of June 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
ASSETS
Rental Properties	2,839,274	10,492,129	9,242,705	7,020,145	2,671,332	8,390,370	8,497,267	25,896,582	—	75,049,804
Cash & Cash Equivalents	70,068	1,586	9,267	13,178	379,317	40,783	37,940	118,720	2,579	673,439
Rent Receivable	55,846	14,222	14,210	4,287	606	(1,562)	514	5,635	—	93,757
Real Estate Tax Escrow		48,350	26,386	43,414	—	38,056	18,759	85,979	—	260,944
Due From Investment Properties	23,000	—	—	—	—	—	—	185,000	1,796,355	2,004,355
Prepaid Expenses & Other Assets	1,518	136,842	70,512	71,871	133,167	51,648	59,666	324,796	—	850,020
Financing & Leasing Fees	22,223	145,323	44,911	42,264	24,296	54,871	36,243	47,598	—	417,728
Total Assets	3,011,930	10,838,451	9,407,990	7,195,158	3,208,718	8,574,165	8,650,389	26,664,311	1,798,935	79,350,047

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	3,000,000	7,762,000	7,526,734	5,000,000	2,088,000	4,750,000	5,500,000	16,751,162	—	52,377,896
Due to Investment Properties	—	—	108,000	25,000	—	—	75,000	1,796,355	—	2,004,355
Accounts Payable & Accrued Exp	20,209	43,335	71,647	4,457	35,682	4,015	36,308	154,637	1,285	371,575
Advance Rental Payments & Security Deposits	24,000	112,851	132,231	59,648	20,281	79,706	47,255	176,709	—	652,681
Total Liabilities	3,044,209	7,918,186	7,918,186	5,089,105	2,143,963	4,833,722	5,658,563	18,878,862	—	55,406,507
Partners’ Capital	(32,279)	2,920,265	1,569,378	2,106,053	1,064,755	3,740,444	2,991,826	7,785,448	1,797,650	23,943,540
Total Liabilities & Capital	3,011,930	10,838,451	9,407,990	7,195,158	3,208,718	8,574,165	8,650,389	26,664,311	1,798,935	79,350,047
Partners’ Capital—NERA 50%	(16,140)	1,460,133	784,689	1,053,027	532,378	1,870,222	1,495,913	3,892,724	898,825	11,971,770

Summary financial information for the six months ended June 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	206,953	530,619	517,077	393,602	115,855	409,835	372,127	1,174,931	1,747	3,722,746
Laundry and Sundry Income	—	570	657	—	—	—	983	10,285	—	12,495
	206,953	531,189	517,734	393,602	115,855	409,835	373,110	1,185,216	1,747	3,735,241
Expenses
Administrative	4,323	3,890	14,456	8,430	7,834	4,686	892	29,556	3,770	77,836
Depreciation and Amortization	59,764	198,459	177,598	165,995	105,856	194,355	258,300	765,734	20,508	1,946,571
Interest	72,141	232,311	262,839	143,919	32,179	135,251	158,146	442,720	7	1,479,512
Management Fees	14,351	20,720	20,924	15,665	5,283	16,232	15,055	49,411	51	157,692
Operating	20,902	48,570	31,957	827	1,656	543	29,572	207,870	214	342,110
Renting	—	5,325	16,663	3,076	1,556	1,187	1,778	14,871	—	44,456
Repairs and Maintenance	1,579	48,073	26,787	162,223	100,236	152,895	48,674	227,057	5,828	773,352
Taxes and Insurance	37,370	51,141	43,891	76,492	35,727	68,636	69,860	162,028	4,861	550,006
	210,428	608,489	595,114	576,626	290,329	573,786	582,277	1,899,248	35,239	5,371,535
Income (Loss) Before Other Income	(3,475)	(77,299)	(77,380)	(183,024)	(174,474)	(163,951)	(209,167)	(714,031)	(33,492)	(1,636,294)
Other Income (Loss)
Interest Income	1,324	26	229	555	3,049	393	209	1,243	2,639	9,667
Gain on Sale of Real Estate	—	—	—	54,980	281,028	—	—	12,381	348,204	696,594
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	1,324	26	229	55,536	284,077	393	209	13,624	350,843	706,261
Net Income (Loss)	(2,151)	(77,274)	(77,151)	(127,489)	109,604	(163,558)	(208,959)	(700,408)	317,351	(930,034)
P&L—NERA 50%	(1,076)	(38,637)	(38,575)	(63,744)	54,802	(81,779)	(104,479)	(350,204)	158,676	(465,017)
Total units/condominiums	1	49	40	176	120	48	42	146	137	758
Units to be retained	1	49	40	49	0	48	42	146	0	374
Units to be sold	—	—	—	127	120	—	—	—	137	384
Units sold through July 28, 2008	—	—	—	125	102	—	—	—	137	364
Balance of unsold units	—			2	18				—	20
Unsold units with deposits for future sale as of July 28, 2008		—	—	1	1	—	—	—	—	2

Summary financial information for the three months ended June 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	111,581	260,428	256,571	194,675	65,414	206,127	185,812	585,054	—	1,865,662
Laundry and Sundry Income	—	1,866	241	—	—	—	—	4,095	—	6,203
	111,581	262,295	256,813	194,675	65,414	206,127	185,812	589,149	—	1,871,865
Expenses
Administrative	557	2,009	8,237	4,734	1,512	2,599	1,696	11,731	1,304	34,378
Depreciation and Amortization	29,882	103,514	90,904	82,997	53,442	97,350	129,844	391,709	6,236	985,880
Interest	33,198	116,142	131,156	71,968	26,861	67,638	79,086	221,170	—	747,220
Management Fees	3,252	12,563	10,594	7,868	2,645	8,161	7,807	24,675	—	77,567
Operating	12,426	20,934	15,960	340	363	302	9,919	79,894	13	140,152
Renting	—	2,325	12,825	2,806	389	770	1,223	6,286	—	26,624
Repairs and Maintenance	840	25,353	14,992	73,639	22,125	50,555	23,043	92,950	(4,727)	298,769
Taxes and Insurance	18,965	25,815	22,175	39,789	13,417	34,251	35,457	80,897	1,393	272,159
	99,118	308,655	306,845	284,141	120,755	261,626	288,077	909,313	4,219	2,582,748
Income Before Other Income	12,463	(46,361)	(50,032)	(89,466)	(55,341)	(55,499)	(102,264)	(320,163)	(4,219)	(710,883)
Other Income (Loss)
Interest Income	597	21	103	10	3,049	148	118	726	68	4,840
Gain on Sale of Real Estate	—	—	—	—	204,356	—	—	—	67,261	271,617
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	597	21	103	10	207,405	148	118	726	67,328	276,456
Net Income (Loss)	13,060	(46,340)	(49,929)	(89,456)	152,064	(55,352)	(102,146)	(319,437)	63,109	(434,426)
P&L—NERA 50%	6,530	(23,170)	(24,965)	(44,728)	76,032	(27,676)	(51,073)	(159,719)	31,555	(217,213)

NOTE 15. NEW ACCOUNTING PRONOUNCEMENT

Fair Value Measurements—SFAS 157 & The Fair Value Option for Financial Assets and Financial Liabilities—SFAS 159, and FASB Staff Position No. 157-2

Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 was not material to the Partnership.

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

FASB Statement No. 141(R)—(revised 2007), (“FASB No. 141(R)”), Business Combinations

In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The expected impact of adopting FASB No. 141(R) is not material.

FASB Statement No. 160 (“FASB No. 160”), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The expected impact of adopting FASB No. 160 is not material.

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

FASB Statement No. 162 (FASB No. 161”), The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS no. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 is effective June 2009.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

FASB Statement No. 165(“FASB No. 165”), Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

FASB Statement No. 167 (“FASB No. 167”), Amendments to FASB Interpretation No. 46R

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”). SFAS No. 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity.  This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary.  This statement is effective for interim and annual reporting periods beginning after November 15, 2009.  Accordingly, the Company will adopt SFAS No. 167 during the first quarter of 2010.  The Company is currently evaluating the impact that SFAS no. 167 will have on its financial statements.

FASB Statement No. 168 (“FASB No.168”) FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).  SFAS No. 168 establishes the “FASB Accounting Standards Codification” (Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to applied by nongovernment entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly, the Company will adopt SFAS No. 168 during the third quarter of 2009.  The Company is currently evaluation the effect on the financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with Codification.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the six months ended June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
Total Revenues	$0	$177,591
Operating and other expenses	7,009	164,991
Depreciation and amortization	0	47,455
	7,009	212,446
Income (loss) from discontinued operations	(7,009)	(34,855)
Gain on the sale of rental property	0	9,990,942
Income (loss) from discontinued operations	$(7,009)	$9,956,087

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

The real estate market in the Greater Boston area has softened, and the Partnership anticipates the climate will remain the same in the foreseeable future. This may result in increases in vacancy rates and a reduction in some rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future. Continued market deterioration and/or loss of a significant commercial tenant may result in the Partnership recording an impairment loss in the future.

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

Management believes that the financial difficulties experienced since the lending crisis in 2007 will continue and recovery will take longer than previous recessions.  Management also believes that the national recession and the challenging credit market will continue into 2010 and the recovery will be slow and steady.  The Greater Boston Metropolitan Area, the Partnership’s primary market, continues to experience high unemployment levels and downsizing by many corporations. We believe the market conditions will not improve locally for the remaining 2009 calendar year.

During the six months ended June 30, 2009, the Partnership’s income rose by better than 4% and operating expenses declined overall by 2.6%.  While much of the increase in revenue is due to the 2008 acquisition in Brookline, core operating revenues continue to remain steady.  Management has been effective in reducing operating expenses with increases only in noncontrollable expenses such as real estate taxes and insurance.  Management believes that continued efforts to control operating expenses will be effective for the remaining year, however, real estate taxes are likely to continue to increase.  Bad debt remains at approximately 1% and revenue at the commercial properties has shown no sign of weakness. Early indicators in the third quarter, the busiest renewal season, show that revenue increases going forward will be modest (1% overall increase for the same period last year). Additionally, the market softness has required more free rent than in previous seasons which will have a negative impact on third quarter revenue, though not significant.  Management believes that the local economy has yet to rebound or demonstrate job growth and expects future revenue growth for 2009 and the first two quarters of 2010 to be modest.

The Stock Repurchase Program that was initiated in 2007 has purchased 387,924 depository receipts through June 2009.  Given the lack of alternative investments, liquidity markets and the current share price, Management continues to support the buyback program and believe it to be accretive to the remaining shareholders.  Management continues to be active bidding on commercial real estate within Massachusetts and remains poised to acquire real estate it deems opportune given the current selling and financing environment.

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

At June 30, 2009, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 38% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. Two of NewReal’s other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 15% of the repair and maintenance expense paid for by the Partnership in the years six months ended June 30, 2009 and 5% for the year ended December 31, 2008. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 75% of the legal services paid for by the Partnership during the six months ended June 30, 2009 and approximately 50% for the year ended December 31, 2008.

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

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2009, Hamilton provided construction and architectural services paid for by the Partnership totaling approximately $18,000.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2009, Hamilton charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $3,005,000 during the three months ended June 30, 2009, compared to approximately $2,536,000 for the three months ended June 30, 2008, an increase of approximately $469,000.

The rental activity is summarized as follows:

	Occupancy Date
	July 27, 2009	July 28, 2008
Residential
Units—exclusive of available for sale units	2,269	2,265
Vacancies	60	31
Vacancy rate	2.6%	1.3%
Commercial
Total square feet	114,395	90,848
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2009		2008
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,179	$8,179	$7,968	$7,935
Residential percentage	90%	90%	93%	93%
Commercial percentage	10%	10%	7%	7%
Contingent rentals	$110	$110	$109	$109

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008:

	Three Months Ended June 30,		Dollar	Percent
	2009	2008	Change	Change
Revenues:
Rental income	$8,179,090	$7,934,836	244,254	3.0%
Laundry and sundry income	97,257	97,854	(597)	(0.1)%
	8,276,347	8,032,690	243,657	3.0%
Expenses
Administrative	386,417	456,450	(70,033)	(15.3)%
Depreciation and amortization	1,504,877	1,609,953	(105,076)	(6.5)%
Management fees	333,898	330,190	3,708	1.1%
Operating	868,593	928,163	(59,570)	(6.4)%
Renting	83,170	106,654	(23,484)	(22.0)%
Repairs and maintenance	1,167,345	1,204,625	(37,280)	(3.0)%
Taxes and insurance	926,639	861,150	65,489	7.6%
	5,270,939	5,497,185	(226,246)	(4.1)%
Income Before Other Income and Discontinued Operations	3,005,408	2,535,505	469,903	18.5%
Other Income (Loss)
Interest expense	(1,962,093)	(1,917,353)	(44,740)	(2.3)%
Interest income	14,228	32,253	(18,025)	(55.9)%
Casualty (loss)	—	(4,151)	4,151	(100.0)%
Mortgage prepayment penalties	—	(785,538)	785,538	(100.0)%
(Loss) from investment in unconsolidated joint ventures	(281,733)	(217,213)	64,520	(29.7)%
	(2,229,598)	(2,892,002)	662,404	(22.9)%
(Loss) income from Continuing Operations	775,810	(356,497)	1,132,307	(317.6)%
Discontinued Operations:
Income (loss) from discontinued operations	—	(7,408)	7,408	100.0%
Gain on sale of real estate from discontinued operations	2,165	3,937,551	(3,935,386)	(99.9)%
	2,165	3,930,143	3,927,978	(100.0)%
Net Income	$777,975	$3,573,646	$2,795,671	(78.2)%

Rental income from continuing operations for the three months ended June 30, 2009 was approximately $8,179,000, compared to approximately $7,935,000 for the three months ended June 30, 2008, an increase of approximately $244,000 (3.0%). The Partnership’s acquisition of Cypress Street in October 2008 represents approximately $211,000 of this increase.  Other properties with significant increases include 1144 Commonwealth Avenue, an increase of approximately $33,000 and

Worcester Road with an increase of approximately $16,000.  These increases are offset by decreases in rental income at properties including Executive Apartments with a decrease of approximately $23,000; North Beacon Street with a decrease of approximately $19,000 and Lincoln Street with a decrease of approximately $17,000.

Expenses from continuing operations for the three months ended June 30, 2009 were approximately $5,271,000 compared to approximately $5,497,000 for the three months ended June 30, 2008, a decrease of approximately $226,000 (4.1%). The most significant factor contributing to this decrease was a decrease in depreciation and amortization expense of approximately $105,000(6.5%) due to assets being fully depreciated at June 30, 2009; a decrease in administrative expenses of approximately $70,000(15.3%) due to significant legal and accounting fees paid in 2008 in connection with the stock buyback program; a decrease in operating expenses of approximately $60,000(6.4%) due to a decrease in utility costs; a decrease in renting expense of approximately $23,000 (22%) due to a decrease in rental commissions and a decrease in repairs and maintenance expenses of approximately $37,000 (3.0%) due to major repairs done at the properties in the 2008.

These decreases are offset by an increase in taxes and insurance of approximately $65,000 (7.6%) due to increase in property taxes.

Interest expense increased approximately $45,000 (2.3%) due to the refinancing of Partnership properties in 2008 resulting in a higher level of debt offset by lower interest rates.

At June 30, 2009, the Partnership has a 50% ownership interest in eight Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the 50% owned Investment Properties was approximately $282,000 for the three months ended June 30, 2009 compared to a loss of approximately $217,000 for the three months ended June 30, 2008, an increase of approximately $65,000.  Included in the loss at June 30, 2008 is a gain of approximately $136,000 on the sale of six units compared to a gain of approximately $25,000 on the sale of one unit during the three months ended June 30, 2009.

Interest income for the three months ended June 30, 2009 was approximately $14,000 compared to approximately $32,000 for the three months ended June 30, 2008, a decrease of approximately $18,000. This decrease is due to a drop in interest rates.

During the second quarter of 2008, the Partnership refinanced the property located at Worcester Road.   Non-recurring prepayment penalties of approximately $786,000 were incurred in these transactions and are included in other expenses for the three months ended June 30, 2008.

In April 2008, the Partnership sold the Coach Apartments in Acton, Massachusetts.  The gain on the sale is approximately $3,938,000 and is included in discontinued operations.

As a result of the changes discussed above, net income for the three months ended June 30, 2009 was $777,975 compared to $3,573,646 for the three months ended June 30, 2008, a decrease of $2,795,671(78.2%).

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of $5,730,816 for the six months ended June 30, 2009, compared to $4,767,028 for the six months ended June 30, 2008, an increase of $963,788(20%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Dollar	Percent
	2009	2008	Change	Change
Revenues:
Rental income	$16,544,672	$15,857,659	687,013	4.3%
Laundry and sundry income	192,370	206,998	(14,628)	(7.1)%
	16,737,042	16,064,657	672,385	4.2%
Expenses
Administrative	852,347	882,239	(29,892)	(3.4)%
Depreciation and amortization	2,921,497	3,228,609	(307,112)	(9.5)%
Management fees	676,787	652,470	24,317	3.7%
Operating	2,374,329	2,332,615	41,714	1.8%
Renting	144,129	186,865	(42,736)	(22.9)%
Repairs and maintenance	2,145,631	2,244,691	(99,060)	(4.4)%
Taxes and insurance	1,891,506	1,770,140	121,366	6.9%
	11,006,226	11,297,629	(291,403)	(2.6)%
Income Before Other Income and Discontinued Operations	5,730,816	4,767,028	963,788	20.2%
Other Income (Loss)
Interest expense	(3,907,240)	(3,843,212)	(64,028)	1.7%
Interest income	32,591	80,622	(48,031)	(59.6)%
Casualty (loss)	—	(4,151)	4,151	(100.0)%
Mortgage prepayment penalties	—	(4,487,706)	4,487,706	(100.0)%
Gain on sale of equipment	4,190	—	4,190	NA
(Loss) from investment in unconsolidated joint ventures	(555,288)	(465,018)	(90,270)	19.4%
	(4,425,747)	(8,719,465)	4,293,718	(49.2)%
(Loss) Income from Continuing Operations	1,305,069	(3,952,437)	5,257,506	(133.0)%
Discontinued Operations:
Income (loss) from discontinued operations	—	(34,855)	34,855	(100.0)%
Gain (loss) on sale of real estate from discontinued operations	(7,009)	9,990,942	9,997,951	100.0%
	(7,009)	9,956,087	9,963,096	100.0%
Net Income	$1,298,060	$6,003,650	$(4,705,590)	(78.4)%

Rental income from continuing operations for the six months ended June 30, 2009 was approximately $16,545,000 compared to approximately $15,858,000 for the six months ended June 30, 2008, an increase of approximately $687,000 (4.3%). The Partnership’s acquisition of Cypress Street in October 2008 represents approximately $412,000 of this increase.  Other properties with significant increases include 1144 Commonwealth Avenue, an increase of approximately $80,000;  62 Boylston Street, an increase of approximately $82,000; Westgate Apartments, an increase of approximately $36,000; Linewt , an increase of approximately $25,000 and  Worcester Road with an increase of approximately $22,000.  These increases are offset by decreases in rental income at properties including Executive Apartments with a decrease of approximately $27,000; North Beacon Street with a decrease of approximately $24,000 and School Street with a decrease of approximately $15,000.

Expenses from continuing operations for the six months ended June 30, 2009 were approximately $11,006,000 compared to approximately $11,298,000 for the six months ended June 30, 2008, a decrease of approximately $291,000 (2.6%). The most significant factor contributing to this decrease was a decrease in depreciation and amortization expense of approximately $307,000(9.5%); a decrease in repairs and maintenance expenses of approximately $99,000(4.4%); a decrease in renting expenses of approximately $43,000(22.9%); and a decrease in administrative expenses of approximately $29,000(3.4%).  The reasons for these changes are discussed in the section for the results for the three months ended June 30, 2009.

These decreases are offset by an increase in taxes and insurance of approximately $121,000 (6.9%), and increase in operating expenses of approximately $42,000(1.8%) due to increases in utility costs.

Interest expense increased approximately $64,000 (1.7%) due to the refinancing of Partnership properties in 2008 resulting in a higher level of debt offset by lower interest rates.

At June 30, 2009, the Partnership has a 50% ownership interest in eight Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the 50% owned Investment Properties was approximately $555,000 for the six months ended June 30, 2009 compared to a loss of approximately $465,000 for the six months ended June 30, 2008, an increase of approximately $90,000.  Included in the net loss during the six months ended June 30, 2009 is a gain on the sale of one unit of approximately $24,000, compared to a gain of approximately $349,000 on the sale of ten units during the six months ended June 30, 2008.

Interest income for the six months ended June 30, 2009 was approximately $32,000 compared to approximately $81,000 for the six months ended June 30, 2008, a decrease of approximately $49,000(59%). This decrease is due to a drop in interest rates.

During the six months ended June 30, 2008, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts and the Coach Apartments in Acton, Massachusetts.  The gain on the sale of these two properties was approximately $9,991,000 and is included in income from discontinued operations.

As a result of the changes discussed above, net income for the six months ended June 30, 2009 was $1,298,060 compared to $6,003,650 for six months ended June 30, 2008, a decrease of $4,705,590(78.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2009 and 2008 was the collection of rents, sale of real estate, and refinancing of partnership properties. The majority of cash and cash equivalents of $11,050,265 at June 30, 2009 and $10,752,931 at December 31, 2008 were held in interest bearing accounts at creditworthy financial institutions.

This increase in cash of $297,334 at June 30, 2009 is summarized as follows:

	Six Months Ended June 30,
	2009	2008
Cash provided by (used in) operating activities	$4,939,638	$(3,710,739)
Cash provided by (used in) investing activities	(1,087,015)	8,491,591
Cash (used in) provided by financing activities	(416,210)	22,645,509
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,278,090)	(19,744.831)
Distributions paid	(1,860,989)	(1,892,845)
Net increase in cash and cash equivalents	$297,334	$5,788,685

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash provided by operating activities is due to the $2,600,000 which was held by a Qualified Intermediary at June 30, 2008 in connection with the purchase of the medical building in Brookline, Massachusetts. The decrease in cash provided by investing activities is due to the sale of properties in 2008, as well as the reduction in the distribution received from the joint ventures in 2009. The decrease in cash provided by financing activities is due to the refinancing of Partnership properties in 2008.

During the six months ended June 30, 2009, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $1,275,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westside Colonial, Dean Street, Redwood Hills, Westgate Apartments and Olde English, at a cost of approximately $165,000, $129,000, $128,000, $107,000 and $105,000, respectively. The Partnership plans to invest approximately $752,000 in additional capital improvements in 2009.

In 2009 the Partnership repurchased 2,468 Class A Units, Class B Units and General Partnership Units at a total cost of $1,278,000.

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

In 2009, the Partnership approved distributions of $7.00 per Unit ($0.70 per Receipt) payable March 31, 2009 and June 30, 2009.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of June 30, 2009, the Partnership had a 50% ownership in eight joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method. At June 30, 2009, our proportionate share of the non-recourse debt related to these investments was equal to approximately $25,797,000. See Note 14 to the Consolidated Financial Statements.

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

•                  The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single-family homes in the Greater Boston metropolitan area.

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

•                  Risks associated with the use of debt to fund acquisitions and developments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $138,000,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The  management of the Partnership’s general partner, with the participation of the president and chief executive officer and chief financial officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the president and chief executive officer and chief financial officer of the Partnership’s  general partner have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                  None

(b)                                 None.

(c)                                  Issuer Purchases of Equity Securities during the three Months Ended June 30, 2009:

None

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through June 30, 2009.

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

Dated: August 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN	President and Director of the General Partner	August 7, 2009
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasure and Director to the General Partner	August 7, 2009
Harold Brown	(Principal and Finance Officer and Principal Accounting Officer)