Form 10-Q
period 2009-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2009-11-09
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 26, 2009, there were 105,877 Class A units (1,058,772 Depositary Receipts) 25,146 Class B units of limited partnership units and 1,323 of General Partnership units issued and outstanding.

INDEX

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2009 and September 30, 2008, and the Nine Months Ended September 30, 2009 and September 30, 2008	4
	Consolidated Statement of Changes in Partners’ Capital for the Nine Months Ended September 30, 2009 and 2008	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
SIGNATURES		35

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

The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Rental Properties	$96,471,172	$98,560,454
Cash and Cash Equivalents	8,035,415	10,752,931
Rents Receivable	703,037	553,392
Real Estate Tax Escrows	272,943	275,619
Prepaid Expenses and Other Assets	2,780,032	3,018,714
Deposit on Future Acquisition	2,660,500	—
Investments in Unconsolidated Joint Ventures	9,860,209	11,023,611
Financing and Leasing Fees	983,445	1,058,736
Total Assets	$121,766,753	$125,243,457
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$137,547,734	$138,160,262
Accounts Payable and Accrued Expenses	1,433,129	1,592,610
Advance Rental Payments and Security Deposits	3,207,461	3,207,767
Total Liabilities	142,188,324	142,960,639
Commitments and Contingent Liabilities (Note 9)
Partners’ Capital 132,346 and 135,251 units outstanding in 2009 and 2008, respectively	(20,421,571)	(17,717,182)
Total Liabilities and Partners’ Capital	$121,766,753	$125,243,457

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Rental income	$8,089,673	$7,981,479	$24,634,345	$23,778,488
Laundry and sundry income	119,893	95,907	312,263	304,905
	8,209,566	8,077,386	24,946,608	24,083,393
Expenses
Administrative	416,398	424,363	1,277,745	1,305,968
Depreciation and amortization	1,591,668	1,655,560	4,513,165	4,846,979
Management fees	334,745	327,079	1,011,531	978,507
Operating	689,871	784,581	3,064,201	3,117,155
Renting	262,234	218,896	406,363	405,761
Repairs and maintenance	1,435,264	1,429,528	3,580,895	3,653,203
Taxes and insurance	891,239	867,119	2,773,745	2,630,404
	5,621,419	5,707,126	16,627,645	16,937,977
Income Before Other Income and Discontinued Operations	2,588,147	2,370,260	8,318,963	7,145,416
Other Income (loss)
Interest income	15,270	39,357	47,861	119,979
Interest expense	(1,978,591)	(1,930,302)	(5,885,831)	(5,725,270)
Casualty loss	—	—	—	—
Gain(Loss) on the sale of equipment	93	—	(2,726)	—
Mortgage prepayment penalties	—	—	—	(4,487,706)
(Loss) from investment in unconsolidated joint ventures	(325,614)	(300,352)	(880,902)	(765,370)
	(2,288,842)	(2,191,297)	(6,721,598)	(10,858,367)
Income (loss) from Continuing Operations	299,305	178,963	1,597,365	(3,712,951)
Discontinued Operations
Gain on the sale of real estate	—	67,650	—	10,054,392
(Loss) from discontinued operations	—	(22,229)	—	(113,408)
	—	45,421	—	9,940,984
Net Income	$299,305	$224,384	$1,597,365	$6,228,033
Income per Unit
Income (loss) before discontinued operations	$2.26	$1.35	$11.99	$(26.86)
Income from discontinued operations	—	0.34	—	71.92
Net Income per Unit	$2.26	$1.69	$11.99	$45.06
Weighted Average Number of Units Outstanding	132,556	132,979	133,175	138,224

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Unit						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2008	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(2,376,778)	(564,485)	(29,710)	(2,970,973)
Stock Buyback					26,501	(26,501)	(20,398,884)	(156,141)	(8,218)	(20,563,243)
Stock transfer					389	(389)	5,027,360	(4,775,965)	(251,395)	—
Net Income	—	—	—	—	—	—	4,982,426	1,183,326	62,281	6,228,033
Balance September 30, 2008	144,180	34,243	1,802	180,225	40,999	139,226	$(11,713,060)	$(2,781,851)	$(146,413)	$(14,641,324)
Balance January 1, 2009	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(2,229,931)	(529,609)	(27,874)	(2,787,414)
Stock Buyback	—	—	—	—	2,905	(2,905)	(1,214,734)	(284,626)	(14,980)	(1,514,340)

Net Income	—	—	—	—	—	—	1,277,892	303,499	15,974	1,597,365

Balance September 30 , 2009	144,180	34,243	1,802	180,225	47,879	132,346	$(16,340,518)	$(3,877,001)	$(204,052)	$(20,421,571)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,597,365	$6,228,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,513,165	4,846,979
Loss from investment in joint ventures	880,902	765,370
Loss on the sale of equipment	2,726	—
Income from the sale of real estate from discontinued operations	—	(10,054,392)
Changes in operating assets and liabilities
(Increase) in rents receivable	(149,645)	(116,574)
(Decrease) in accounts payable and accrued expense	(159,481)	(95,075)
Decrease in real estate tax escrow	2,676	197,793
(Increase) Decrease in prepaid expenses and other assets	238,682	(2,299,487)
(Increase) in advance rental payments and security deposits	(306)	(50,082)
Total Adjustments	5,328,719	(6,805,468)
Net cash provided by (used in) operating activities	6,926,084	(577,435)
Cash Flows provided by (used in) Investing Activities
Net proceeds from the sale of equipment	13,733	—
Net proceeds from the sale of rental properties	—	7,423,853
Proceeds from joint ventures	282,500	2,835,000
Deposit on future acquisition	(2,660,500)	—
Purchase and improvement of rental properties	(2,346,364)	(2,250,301)
Net cash provided by (used in) investing activities	(4,710,631)	8,008,552
Cash Flows provided by (used in) Financing Activities
Payment of mortgage notes payable	—	(3,224,419)
Payment of financing costs	(18,687)	(867,377)
Principal payments of mortgage notes payable	(612,528)	(566,493)
Stock buyback	(1,514,340)	(20,563,243)
Proceeds of mortgage notes payable	—	27,127,100
Distributions to partners	(2,787,414)	(2,970,973)
Net cash provided by (used in) financing activities	(4,932,969)	(1,065,405)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,717,516)	6,365,712
Cash and Cash Equivalents, at beginning of period	10,752,931	6,890,525
Cash and Cash Equivalents, at end of period	$8,035,415	$13,256,237

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Accounting Standards: On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, General Accepted Accounting Principles (“ASC 105-10”).  ASC 105-10 established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other non -grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Partnership has implemented the Codification in this quarterly report by providing references to the Codification topics, as appropriate.

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

The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”).  Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties or investments in unconsolidated subsidiaries may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

Revenue Recognition:  Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Concessions made on residential leases are also accounted for on the straight-line basis.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2009 or 2008. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At September 30, 2009, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.05 % to 1.44%.  At September 30, 2009 and December 31, 2008, respectively approximately $4,723,000 and $10,300,000 of cash and cash equivalents, and cash included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $58,884 and $80,224 for the nine months ended September 30, 2009 and 2008, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2009 and the year ended December 31, 2008, there was no capitalized interest.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different then they will be recorded as an extinguishment of debt.  However if it is determined that the refinancing is substantially the same then they will be recorded as an exchange of debt. All refinancings qualify as extinguishment of debt.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

Subsequent Events:  The Partnership has evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

NOTE 2. RENTAL PROPERTIES

As of September 30, 2009, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 19 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2009, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at September 30, 2009 with a total of 392 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2009	December 31, 2008	Useful Life
Land, improvements and parking lots	$26,017,803	$25,997,753	15—40 years
Buildings and improvements	110,748,760	110,467,865	15—40 years
Kitchen cabinets	4,632,843	4,254,120	5—10 years
Carpets	4,119,496	3,650,238	5—10 years
Air conditioning	936,633	900,610	7—10 years
Laundry equipment	470,748	216,629	5—7 years
Elevators	984,506	984,506	20 years
Swimming pools	157,489	126,275	10 years
Equipment	2,284,832	1,690,142	5—7 years
Motor vehicles	170,445	139,453	5 years
Fences	163,907	163,907	5—10 years
Furniture and fixtures	1,823,212	1,641,487	5—7 years
Smoke alarms	127,247	111,814	5—7 years
	152,637,921	150,344,799
Less accumulated depreciation	(56,166,749)	(51,784,345)
	$96,471,172	$98,560,454

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income. Total fees paid were approximately $1,012,000 and $976,000 during the nine months ended September 30, 2009 and 2008, respectively.

The Partnership Agreement permits the General Partner or management company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2009 and 2008, approximately $597,000 and $412,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2009 expenses referred to above, approximately $310,000 consisted of repairs and maintenance and $250,000 of administrative expense. Approximately $37,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2009, the Hamilton Company received approximately $301,000 from the Investment Properties of which approximately $201,000 was the management fee, approximately $3,800 was for construction supervision and architectural fees, approximately $79,000 was for maintenance services and approximately $17,000 was for administrative services.

On January 1, 2004, all employees were transferred to the management company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,680,000 and $1,672,000 for the nine months ended September 30, 2009 and 2008, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2009 and 2008.

In 1996, prior to becoming an employee and President of the Management Company, the current President of the Management Company performed asset management consulting services to the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $37,500 during the nine months ended September 30, 2009 and 2008.

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

See Note 17 — Subsequent Events for information about a $7.8 million loan from HBC Holdings, LLC.

NOTE 4. OTHER ASSETS

Approximately $1,406,000 and $1,382,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at September 30, 2009 and December 31, 2008, respectively.

Included in prepaid expenses and other assets at September 30, 2009 and December 31, 2008 is approximately $791,000 and $984,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of approximately $983,000 and $1,059,000 are net of accumulated amortization of approximately $449,000 and $363,000 at September 30, 2009 and December 31, 2008, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2009 and December 31, 2008, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2009, the fixed interest rates on these loans ranged from 4.84% to 8.46%, payable in monthly installments aggregating approximately $727,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties.  At September 30, 2009, the weighted average interest rate on the above mortgages was 5.63%. The effective rate of 5.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2009 are as follows:

2010—current maturities	$2,560,000
2011	2,781,000
2012	944,000
2013	43,752,000
2014	7,726,000
Thereafter	79,785,000
$137,548,000

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

See Note 17 — Subsequent Events for refinancing of Linhart Limited Partnership.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2009, amounts received for prepaid rents of approximately $1,426,000 are included in cash and cash equivalents, and security deposits of approximately $1,406,000 are included in other assets.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September 30,
	2009	2008
Income (loss) per Depositary Receipt before Discontinued Operations	$1.20	$(2.69)
Income from Discontinued Operations	—	7.19
Net Income per Depositary Receipt after Discontinued Operations	$1.20	$4.50
Distributions per Depositary Receipt	$2.10	$2.10

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2009 are as follows:

Class A	38,303
Class B	9,097
General Partnership	479
47,879

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  As of September 30, 2009, the Partnership has repurchased 391,424 Depositary Receipts at an average price of $74.05 per receipt (or $740.50 per underlying Class A Unit), 1,560 Class B Units and 82 General Partnership Units, both at an average price of $580.71 per Unit, totaling approximately $29,939,000 including brokerage fees paid by the Partnership.

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

During the nine months ended September 30, 2009, the Partnership purchased 23,240 receipts for approximately $1,215,000, 552 Class B Units for approximately $285,000 and 29 General Partnership units for approximately $15,000.

As of September 30, 2009, the equity repurchase program described above resulted in the Partnership having a negative Partners’ Capital of approximately $20,422,000.

During the three months ended September 30, 2009, the Partnership purchased 3,500 Depositary Receipts at a price of $54.00 for a total cost of $189,000, 83 Class B Units at a price of $540.00 for a total cost of $45,000, and 4 General Partnership Units at a price of $540.00 for a total cost of $2,400.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or has provided for any uninsured claims which, in the aggregate, are not significant. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2009, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The remaining 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2009 as follows:

Commercial Property Leases
2010	$2,673,000
2011	2,522,000
2012	2,073,000
2013	1,611,000
2014	1,378,000
Thereafter	1,861,000
$12,118,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $443,000 for the nine months ended September 30, 2009 and approximately $477,000 for the year ended December 31, 2008.

Rents receivable are net of an allowance for doubtful accounts of approximately $687,000 at September 30, 2009 and approximately $460,000 at December 31, 2008.  Included in rents receivable at September 30, 2009 is approximately $386,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

In 2009, rent at the commercial properties includes approximately $8,500 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2009 and 2008, cash paid for interest was $5,885,817, and $5,774,892, respectively.

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

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2009	$137,547,733	$130,486,584
At December 31, 2008	$138,160,262	$143,432,532
Investment Properties
At September 30, 2009	$51,500,542	$49,551,650

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and current estimates of fair value may differ significantly from the amounts presented herein.

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

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of October 26, 2009, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at September 30, 2009. Gain from the sale of units (approximately $38,000 will be taxed at ordinary income rates.  This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.245% at September 30, 2009) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership plans to sell the majority of units as condominiums and retain 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  As of September 30, 2009, all of the 127 units have been sold.  Gains from the sales of units (approximately $60,000 per unit) were taxed at ordinary income rates. This investment is referred to as Hamilton 1025, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a new ten year mortgage on the three buildings to be retained. The new mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At September 30, 2009, the remaining balance on the mortgage is approximately $16,461,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at September 30, 2009 of approximately $7,359,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary balance sheet as of September 30, 2009 (unaudited)

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total

ASSETS
Rental Properties	10,304,195	2,576,552	9,121,848	6,406,791	2,111,056	8,007,066	7,964,514	24,125,422		70,617,444
Cash & Cash Equivalents	3,959	13,547	872	3,432	12,595	526	25,485	47,376		107,791
Rent Receivable	261	—	—	2,893	—	—	(4,044)	6,358		5,468
Real Estate Tax Escrow	62,575	—	36,908	25,490	—	63,274	51,624	97,881		337,751
Due From Investment Properties	80,000	—	—	70,000	100,000	24,000	—	222,000		496,000
Prepaid Expenses & Other Assets	78,558	796	85,015	79,725	273,366	63,860	65,947	319,002		966,268
Financing & Leasing Fees	125,095	11,992	34,703	35,981	17,965	46,919	28,848	36,881		338,383
Total Assets	10,654,642	2,602,888	9,279,346	6,624,313	2,514,982	8,205,644	8,132,373	24,854,920		72,869,106
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,359,299	5,000,000	1,668,000	4,750,000	5,500,000	16,461,242		51,500,542
Due to Investment Properties	—	—	417,000	—	28,000	26,000	25,000	—		496,000
Accounts Payable & Accrued Expense	47,890	9,783	129,135	15,283	22,232	14,747	49,571	201,294		489,936
Advance Rental Pymts & Security Dep	135,068	—	124,457	55,496	15,886	78,620	49,269	203,408		662,205
Total Liabilities	8,782,958	2,171,783	8,029,891	5,070,779	1,734,119	4,869,367	5,623,840	16,865,945		53,148,682
Partners’ Capital	1,871,683	431,105	1,249,455	1,553,533	780,863	3,336,277	2,508,532	7,988,975		19,720,424
Total Liabilities & Capital	10,654,642	2,602,888	9,279,346	6,624,313	2,514,982	8,205,644	8,132,373	24,854,920		72,869,106
Partners’ Capital-NERA50%	935,842	215,552	624,727	776,767	390,432	1,668,139	1,254,266	3,994,487		9,860,212

Total units/ Condominiums
Apartments	48	—	40	175	120	48	42	148	137	758
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	137	761
Units to be retained	49	1	40	49	—	48	42	148	—	377
Units to be sold	—	—	—	127	120	—	—	—	137	384
Units sold through October 26, 2009	—	—	—	127	105	—	—	—	137	369
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of October 26, 2009	—	—	—	—	—	—	—	—	—	—

Summary financial information for the nine months ended September 30, 2009 (unaudited)

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	839,738	214,248	820,442	596,044	171,391	602,117	571,656	1,805,764		5,621,400
Laundry and Sundry Income	2,129	—	1,341	—	—	—	567	16,265		20,302
	841,868	214,248	821,782	596,044	171,391	602,117	572,223	1,822,029		5,641,703
Expenses
Administrative	12,620	12,157	17,056	18,142	7,332	12,363	7,454	27,332		114,458
Depreciation and Amortization	324,135	3,483	326,096	234,872	79,602	299,197	344,364	1,125,466		2,737,213
Management Fees	35,472	8,301	33,246	23,470	6,775	23,734	22,089	73,464		226,551
Operating	101,052	—	46,074	3,185	415	3,915	61,489	252,105		468.236
Renting	29,350	—	34,795	4,141	369	1,584	3,337	11,717		85,294
Repairs and Maintenance	83,989	3,930	80,008	197,010	44,391	194,281	56,424	219,761		879,795
Taxes and Insurance	102,155	55,381	59,989	96,836	34,629	102,652	76,349	225,972		753,962
	688,774	83,252	597,265	577,655	173,514	637,726	571,506	1,935,816		5,265,508
Income Before Other Income	153,094	130,996	224,517	18,389	(2,123)	(35,610)	717	(113,787)		376,195
Other Income (Loss)
Interest Expense	(380,094)	(48,369)	(386,837)	(216,120)	(75,518)	(202,915)	(237,305)	(654,846)		(2,202,004)
Interest Income	2	—	43	54	11,035	—	1	2		11,137
Gain on Sale of Real Estate	—	—	—	—	52,867	—	—	—		52,867
	(380,092)	(48,369)	(386,794)	(216,065)	(11,616)	(202,915)	(237,304)	(654,844)		(2,138,000)
Net Income (Loss)	(226,998)	82,628	(162,277)	(197,676)	(13,739)	(238,525)	(236,587)	(768,631)		(1,761,806)
Net Income (loss)—NERA 50%	(113,499)	41,314	(81,139)	(98,838)	(6,869)	(119,262)	(118,293)	(384,316)		(880,903)

Summary financial information for the three months ended September 30, 2009 (unaudited)

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	231,232	65,950	261,486	192,111	57,414	202,201	193,671	602,926		1,806,989
Laundry and Sundry Income	237	—	48	—	—	—		5,100		5,385
	231,469	65,950	261,533	192,111	57,414	202,201	193,671	608,026		1,812,374
Expenses
Administrative	4,299	2,406	5,888	9,103	3,156	4,408	1,275	10,589		41,123
Depreciation and Amortization	108,024	1,563	112,858	78,723	26,534	100,040	115,607	376,095		919,445
Management Fees	10,530	2,760	10,655	7,447	2,298	8,162	7,781	24,093		73,726
Operating	30,789	—	14,394	1,777	285	198	14,768	65,404		127,613
Renting	13,850	—	12,245	1,143	369	774	722	4,353		33,456
Repairs and Maintenance	31,989	—	40,489	64,413	14,515	62,781	18,030	82,979		315,195
Taxes and Insurance	40,170	11,082	20,304	21,311	10,565	16,497	25,669	76,276		221,875
	239,651	17,811	216,832	183,916	57,722	192,861	183,852	639,789		1,732,434
Income Before Other Income	(8,182)	48,139	44,701	8,194	(308)	9,340	9,819	(31,764)		79,940
Other Income (Loss)
Interest Expense	(128,179)	(15,737)	(128,355)	(72,805)	(24,681)	(68,399)	(79,957)	(219,837)		(737,951)
Interest Income	—	—	14	20	3,525	—	—	—		3,559
Gain on Sale of Real Estate	—	—	—	—	3,221	—	—	—		3,221
	(128,179)	(15,737)	(128,341)	(72,785)	(17,936)	(68,399)	(79,957)	(219,837)		(731,170)
Net Income (Loss)	(136,361)	32,403	(83,640)	(64,591)	(18,244)	(59,059)	(70,138)	(251,601)		(651,230)
Net Income (loss)—NERA 50%	(68,181)	16,201	(41,820)	(32,295)	(9,122)	(29,530)	(35,069)	(125,800)		(325,615)

Future annual mortgage maturities at September 30, 2009 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Place Sales
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
September 30, 2010	8,911	—	144,711	—	—			247,536		401,159
September 30, 2011	110,346	2,162,000	155,018	—	—			258,461		2,685,825
September 30, 2012	116,907	—	166,060	50,135	—	36,421	49,966	274,760		694,249
September 30, 2013	123,859	—	177,887	64,222	1,668,000	65,250	70,339	289,543		2,459,100
September 30, 2014	131,223	—	6,715,623	68,013	—	68,979	74,491	305,121		7,363,449
Thereafter	8,108,754	—	—	4,817,629	—	4,579,349	5,305,204	15,085,823		37,896,760
	8,600,000	2,162,000	7,359,299	5,000,000	1,668,000	4,750,000	5,500,000	16,461,242		51,500,542

Summary financial information as of September 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
ASSETS
Rental Properties	1,022,820	12,200,895	9,373,786	6,844,245	2,327,118	8,294,783	8,407,271	25,551,487	—	74,022,406
Cash & Cash Equivalents	5,478	281	5,699	69,325	28,878	6,736	2,770	29,598	66	148,830
Rent Receivable	27,271	99,771	12,232	3,313	1,867	(682)	(4,037)	6,760	—	146,494
Real Estate Tax Escrow	—	28,751	38,827	43,167	101,973	45,685	14,398	90,458	—	261,287
Due From Investment Properties	—	—		90,000	101,973			230,000	1,798,870	2,220,843
Prepaid Expenses & Other Assets	616	75,769	80,076	66,252	171,175	76,502	63,233	360,989	—	894,612
Financing & Leasing Fees	13,889	140,109	42,869	41,007	23,030	53,281	34,738	45,424	—	394,346
Total Assets	1,070,075	12,545,575	9,553,490	7,157,309	2,654,,041	8,476,304	8,518,374	26,314,716	1,798,935	78,088,819
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	2,162,000	8,600,000	7,494,389	5,000,000	1,808,000	4,750,000	5,500,000	16,696,141	—	52,010,529
Due to Investment Properties	—	—	375,000	—		1,973	45,000	1,798,870	—	2,220,843
Accounts Payable & Accrued Exp	12,265	54,947	90,799	10,459	19,098	6,021	39,673	165,573	1,285	400,120
Advance Rental Payments & Security Deposits		131,327	116,457	61,544	17,308	79,025	47,377	181,454	—	634,493
Total Liabilities	2,174,265	8,786,274	8,076,645	5,072,003	1,844,406	4,837,020	5,632,050	18,842,037	1,285	55,265,985
Partners’ Capital	(1,104,190)	3,759,301	1,476,845	2,085,306	809,636	3,639,284	2,886,324	7,472,679	1,797,650	22,822,834
Total Liabilities & Capital	1,070,075	12,545,575	9,553,490	7,157,309	2,654,041	8,476,304	8,518,374	26,314,716	1,798,935	78,088,819
Partners’ Capital—NERA 50%	552,095	1,879,651	738,422	1,042,653	404,818	1,819,642	1,443,162	3,736,339	898,825	11,411,417

Summary financial information for the nine months ended September 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	305,709	814,994	775,115	590,527	172,812	615,792	565,244	1,758,124	1,747	5,600,063
Laundry and Sundry Income	—	1,587	1,013	—	—	—	2,426	15,115	—	20,141
	305,709	816,581	776,128	590,527	172,812	615,792	567,669	1,773,239	1,747	5,620,204
Expenses
Administrative	4,954	5,696	28,519	13,219	8,060	7,318	2,429	42,312	3,770	116,277
Depreciation and Amortization	86,798	299,435	285,922	248,993	159,537	291,533	389,886	1,157,859	20,508	2,940,472
Management Fees	17,024	31,366	31,352	23,741	7,480	24,284	22,094	72,863	51	230,255
Operating	29,891	74,336	43,067	1,134	1,694	787	42,100	275,466	214	468,688
Renting	—	17,339	33,959	4,394	1,556	2,116	2,218	21,828	—	83,410
Repairs and Maintenance	2,754	90,895	63,589	257,646	118,169	213,398	74,494	325,117	5,828	1,151,891
Taxes and Insurance	50,296	93,282	66,317	94,714	43,105	82,924	96,042	239,220	4,861	770,860
	191,716	612,449	552,726	643,842	339,601	622,360	629,262	2,134,664	35,232	5,761,853
Income (Loss) Before Other Income	113,993	204,132	223,402	(53,315)	(166,789)	(6,568)	(61,593)	(361,425)	(33,485)	(141,649)
Other Income (Loss)
Interest Expense	(103,500)	(353,467)	(393,332)	(216,737)	(59,951)	(203,625)	(238,129)	(665,606)	(7)	(2,234,353)
Interest Income	1,444	100	245	685	3,831	475	261	1,473	2,640	11,154
Gain on Sale of Real Estate	—	—	—	121,130	352,393	—	—	12,381	348,204	834,108
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(102,056)	(353,367)	(393,087)	(94,922)	296,273	(203,150)	(237,868)	(651,752)	350,837	(1,389,091)
Net Income (Loss)	(11,937)	(149,235)	(169,685)	(148,237)	129,484	(209,718)	(299,461)	(1,013,177)	317,352	(1,530,740)
P&L—NERA 50%	(5,968)	(74,617)	(84,843)	(74,118)	64,742	(104,859)	(149,731)	(506,589)	158,676	(765,370)
Total units/condominiums	—	49	40	176	120	48	42	146	137	758
Units to be retained	—	49	40	49	—	48	42	146	—	374
Units to be sold	—	—	—	127	120	—	—	—	137	384
Units sold through Oct. 27, 2008		—	—	126	105	—	—	—	137	368
Unsold units		—		1	15	—	—	—	—	16
Unsold units with deposits for future sale as of Oct. 27, 2008				1		—	—	—	—	1

Summary financial information for the three months ended September 30, 2008 (unaudited)

	Essex 81 Commercial	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales	Total
Revenues
Rental Income	98,755	284,375	258,038	196,925	56,957	205,957	193,117	583,193	—	1,877,317
Laundry and Sundry Income	—	1,017	356	—	—	—	1,443	4,830	—	7,646
	98,755	285,392	258,394	196,925	56,957	205,957	194,559	588,023	—	1,884,963
Expenses
Administrative	631	1,807	14,064	4,789	226	2,632	1,537	12,756	—	38,442
Depreciation and Amortization	27,034	100,975	108,324	82,998	53,681	97,178	131,586	392,125	—	993,901
Management Fees	2,673	10,645	10,429	8,075	2,197	8,052	7,040	23,452	—	72,563
Operating	8,989	25,767	11,110	307	37	244	12,528	67,595	—	126,577
Renting	—	12,014	17,296	1,318	—	929	440	6,957	—	38,954
Repairs and Maintenance	1,175	42,823	36,802	95,424	17,933	60,503	25,820	98,060	—	378,539
Taxes and Insurance	12,926	42,241	22,425	18,222	7,378	14,288	26,181	77,192	—	220,854
	53,428	236,272	220,450	211,133	81,452	183,826	205,131	678,137	—	1,869,830
Income Before Other Income	45,327	49,120	37,944	(14,208)	(24,495)	22,131	(10,572)	(90,114)	—	15,133
Other Income (Loss)
Interest expense	(31,360)	(121,156)	(130,494)	(72,818)	(27,772)	(68,374)	(79,983)	(222,886)	—	(754,841)
Interest Income	120	74	15	130	782	82	52	230	1	1,487
Gain on Sale of Real Estate	—	—		66,150	71,364			—	—	137,514
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(31,240)	(121,082)	(130,479)	(6,538)	44,374	(68,292)	(79,931)	(222,656)	1	(615,840)
Net Income (Loss)	14,087	(71,962)	(92,535)	(20,746)	19,879	(46,161)	(90,503)	(312,770)	1	(600,707)
P&L—NERA 50%	7,044	(35,981)	(46,267)	(10,373)	9,940	(23,080)	(42,251)	(156,385)	—	(300,354)

Future annual mortgage maturities at September 30, 2008 are as follows:

	Essex 81	Essex 81 Apartments	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apartments	Minuteman	Hamilton on Main	Hamilton Place Sales
Period End	March 2005	March 2005	November 2005	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
September 30, 2009	—	—	135,090	—	—	—	—	249,593	—	384,682
September 30, 2010	—	8,911	144,711	—	—	—	—	262,728	—	416,350
September 30, 2011	2,162,000	110,346	155,018	—	—	—	—	276,561	—	2,703,925
September 30, 2012	—	116,907	166,060	50,135	—	50,135	36,421	291,128	—	710,617
September 30, 2013	—	123,859	177,887	64,222	1,808,000	64,222	65,250	306,468	—	2,616,025
Thereafter	—	8,239,977	6,715,623	4,885,643	—	4,885,643	4,648,328	15,309,664	—	45,178,930
	2,162,000	8,600,000	7,494,389	5,000,000	1,808,000	4,750,000	5,500,000	16,696,141	—	52,010,529

See Note 17 — Subsequent Events for information on an approximate $17.4 million investment by the Partnership for a 40% interest in a new joint venture.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from ASC 860, Transfers and Servicing (formerly SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), and

(2) responds to concerns about the application of certain key provisions of ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”), including concerns over the transparency of enterprises’ involvement with variable interest entities (“VIEs”). SFAS 167 is effective beginning on January 1, 2010. The Partnership is currently assessing the impact of SFAS 167.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which provides amendments to Topic 820. ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in the fourth quarter 2009 for a calendar year entity. The Partnership is currently evaluating the impact of ASU 2009-05 on its financial position, results of operations, cash flows and disclosures.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Total Revenues	$—	$243,470
Operating and other expenses	—	256,774
Depreciation and amortization	—	100,104
	—	356,878
Income (loss) from discontinued operations	—	(113,408)
Gain on the sale of rental property	—	10,054,392
Income (loss) from discontinued operations	$—	$9,940,984

NOTE 17. SUBSEQUENT EVENTS

In October 2009, the Partnership received a loan commitment to refinance Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% which ever is greater and matures five years from the date of closing.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds will be used to pay off the current loan of approximately $1,647,000, and closing costs of approximately $20,000.  The Partnership plans to close on this loan by the end of November 2009.

On October 28, 2009 the Partnership invested approximately $17,400,000 for a 40% interest in a joint venture which acquired a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $ 129,500,000, which was funded by capital contributions to the joint venture consisting of the $17.4 million investment by the Partnership, $23.7 million from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates, and $89.9 million in mortgage financing secured by Dexter Park.  As of September 30, 2009, the Partnership made a deposit of $2,660,500 in connection with the acquisition.  In order to fund this investment, the Partnership used approximately $7,000,000 of its cash reserves and borrowed $7,800,000 with an interest rate of 6% from HBC Holdings, LLC.  The term of the loan is four years with a provision requiring payment upon six months notice.  The Partnership has pledged its ownership in 62 Boylston Street as security for this note. This transaction has resulted in a reduction in the Partnership’s cash balance to approximately $2,000,000 at November 6, 2009.  See Form 8-K filed on November 3, 2009 for more information regarding this acquisition.

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

The real estate market in the Greater Boston area has softened, and the Partnership anticipates the climate will remain the same in the foreseeable future.  As anticipated, the Partnership has seen an increase in vacancies and an increase in rental concessions in the third quarter.  The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future.

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

Management believes that the financial difficulties experienced since the lending crisis in 2007 have finally shown up in the local economy as evidenced by higher vacancies in the third quarter and concessions necessary to improve occupancy.  Management believes that the rental concessions will continue through 2010 but to a lesser degree.  Management believes recovery from the national recession and the challenging credit market will continue into 2010 at the local level.  The Partnership’s primary market, the Greater Boston Metropolitan Area, continues to experience high unemployment levels and continued downsizing by many corporations and municipalities.  As such, we do not foresee  improvement until mid 2010.  Despite the current financial markets, NERA and Hamilton were able to secure a $90 million long term mortgage to finance the acquisition of the 409 unit residential complex discussed in Note 17 of the financial statements.

Despite the increased vacancies and the concessions given in the third quarter of 2009, the Partnership’s rental income rose by 3.6% and operating expenses declined by 1.8% for the nine months ended September 30, 2009.  Operational successes included managing utility costs, improving efficiency through capital improvements in heating and air conditioning equipment and a concerted effort to keep curb appeal high but keep repair and maintenance expenses in check.  Management continues to be effective in reducing operating expenses experiencing  increases only in uncontrollable expenses such as real estate taxes and insurance.  Management believes that continued efforts to control operating expenses will be effective for the remainder of the year.  Bad debt remains at approximately 1% and revenue at the commercial properties has shown no sign of weakness.  The market softness in 2009 has required more free rent than in previous seasons which is reflected in the third quarter revenue and Management believes that further concessions will  be necessary in the foreseeable future.  As the local economy has yet to rebound or demonstrate job growth, Management expects revenue growth for the balance of 2009 and the first two quarters of 2010 to be modest at best.

The Stock Repurchase Program that was initiated in 2007 and expired in August 2009 has purchased 391,424 Depositary Receipts through September 2009.

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

At September 30, 2009, Harold Brown, his brother, Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members).  Harold Brown also owns 75% of the Partnership’s Class B Units 75% of the capital stock of NewReal, Inc.  (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton.  Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director.  Two of NewReal’s other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 10% of the repair and maintenance expense paid for by the Partnership in the nine months ended September 30, 2009 and 5% for the year ended December 31, 2008.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters.  However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 76% of the legal services paid for by the Partnership during the nine months ended September 30, 2009 and approximately 50% for the year ended December 31, 2008.

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

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000.  Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount.  Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the nine months ended September 30, 2009, Hamilton provided construction and architectural services paid for by the Partnership totaling approximately $35,000.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions.  Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people.  During the nine months ended September 30, 2009, Hamilton charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services.

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

Revenue Recognition:  Rental income from residential and commercial properties is recognized over the term of the related lease.  For residential tenants, amounts 60 days in arrears are charged against income.  The commercial tenants are evaluated on a case by case basis.  Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease.  Concessions made on residential leases are accounted for on the straight-line basis.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008 (as adjusted for discontinued operations)

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations of approximately $2,588,000 during the three months ended September 30, 2009, compared to approximately $2,370,000 for the three months ended September 30, 2008, an increase of approximately $218,000 (9%).

The rental activity is summarized as follows:

	Occupancy Date
	October 26, 2009	October 27, 2008
Residential
Units—exclusive of available for sale units	2,269	2,265
Vacancies	111	49
Vacancy rate	4.9%	2.1%
Commercial
Total square feet	114,395	90,848
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended September 30,
	2009		2008
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,090	$8,090	$7,959	$7,981
Residential percentage	90%	90%	92%	92%
Commercial percentage	10%	10%	8%	8%
Contingent rentals	$136	$136	$134	$134

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:

	Three Months Ended September 30,
	2009	2008	Dollar Change	Percent Change
Revenues:
Rental income	$8,089,673	$7,981,479	$108,194	1.3%
Laundry and sundry income	119,893	95,907	23,986	25.0%
	8,209,566	8,077,386	132,180	1.6%
Expenses
Administrative	416,398	424,363	(7,965)	(1.9)%
Depreciation and amortization	1,591,668	1,655,560	(63,892)	(3.9)%
Management fees	334,745	327,079	7,666	2.3%
Operating	689,871	784,581	(94,710)	(12.1)%
Renting	262,234	218,896	43,338	19.9%
Repairs and maintenance	1,435,264	1,429,528	5,736	0.4%
Taxes and insurance	891,239	867,119	24,120	2.8%
	5,621,419	5,707,126	(85,707)	(1.5)%
Income Before Other Income and Discontinued Operations	2,588,147	2,370,260	217,887	9.2%
Other Income (Loss)
Interest expense	(1,978,591)	(1,930,302)	48,289	2.5%
Interest income	15,270	39,357	(24,087)	(61.2)%
Gain (loss) on the sale of equipment	93	—	93	NA
Mortgage prepayment penalties	—	—	—	—
(Loss) from investment in unconsolidated joint ventures	(325,614)	(300,352)	25,262	8.4%
	(2,288,842)	(2,191,297)	97,545	4.5%
(Loss) income from Continuing Operations	299,305	178,963	120,342	67.2%
Discontinued Operations:
Income (loss) from discontinued operations	—	(22,229)	22,229	(100.0)%
Gain on sale of real estate from discontinued operations	—	67,650	(67,650)	(100.0)%
	—	45,421	(45,421)	(100.0)%
Net Income	$299,305	$224,384	$74,921	33.3%

Rental income from continuing operations for the three months ended September 30, 2009 was approximately $8,089,000 compared to approximately $7,981,000 for the three months ended September 30, 2008, an increase of approximately $108,000 (1.3%).  Rental income from Cypress Street in Brookline, acquired in 2008, was approximately

$202,000.  A number of properties experienced decreases in rental income for the three months ended September 30, 2009 including; 1131 Commonwealth Ave with a decrease of approximately $21,000; North Beacon Street with a decrease of approximately $41,000; 62 Boylston Street with a decrease of approximately $69,000; Redwood Hills with a decrease of approximately $28,000; and Westgate Apartments with a decrease of approximately $22,000.  These decreases are due primarily to increases in vacancies as well as rental concessions granted to tenants in an effort to maintain occupancy.  Rental concessions for the three months ended September 30, 2009 were approximately $275,000 compared to approximately $69,000 for the three months ended September 30, 2008, an increase of approximately $206,000.  Rental concessions for the second quarter of 2009 were approximately $75,000.  The concessions are accounted for on a straight-line basis where appropriate.

Expenses from continuing operations for the three months ended September 30, 2009 were approximately $5,621,000 compared to approximately $5,707,000 for the three months ended September 30, 2008, a decrease of approximately $86,000 (1.5%).  The most significant factor contributing to this decrease was a decrease in depreciation and amortization expense of approximately $64,000 (3.9%) due to assets being fully depreciated at September 30, 2009; a decrease in administrative expenses of approximately $8,000 (1.9%) due to significant legal and accounting fees paid in 2008 in connection with the stock buyback program; and a decrease in operating expenses of approximately $95,000 (12.1%) due to a decrease in utility costs.

These decreases are offset by an increase in renting expenses of approximately $43,000 (19.9%) due to rental commissions paid in an effort to maintain occupancy; and an increase in taxes and insurance of approximately $24,000 (2.8%) due to real estate tax increases as well as the acquisition of Cypress Street in October 2008.

Interest expense increased approximately $48,000 (2.5%) due to the refinancing of Partnership properties in 2008 resulting in a higher level of debt offset by lower interest rates.

During the three months ended September 30, 2008, the Partnership sold the last two condominium units at Harvard 45.  The gain on the sale of these units is approximately $68,000 and is included in discontinued operations.

At September 30, 2009, the Partnership has a 50% ownership interest in eight Investment Properties.  See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the 50% owned Investment Properties was approximately $326,000 and $300,000 for the three months ended September 30, 2009 and 2008 respectively, an increase of approximately $26,000.  Included in the loss for the three months ended September 30, 2009 and 2008 is a gain of approximately $1,500 and $68,000 respectively, on the sale of units.

Interest income for the three months ended September 30, 2009 was approximately $15,000 compared to approximately $39,000 for the three months ended September 30, 2008, a decrease of approximately $24,000.  This decrease is due to a drop in interest rates as well as less cash available for investment.

As a result of the changes discussed above, net income for the three months ended September 30, 2009 was $299,305 compared to $224,384 for the three months ended September 30, 2008, an increase of $74,921(33.3%).

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of $8,318,963 for the nine months ended September 30, 2009, compared to $7,145,416 for the nine months ended September 30, 2008, an increase of $1,173,547(16.4%).  The following is a summary of the Partnership’s operations for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change
Revenues:
Rental income	$24,634,345	$23,778,488	$855,857	3.6%
Laundry and sundry income	312,263	304,905	7,358	2.4%
	24,946,608	24,083,393	863,215	3.6%
Expenses
Administrative	1,277,745	1,305,968	(28,223)	(2.2)%
Depreciation and amortization	4,513,165	4,846,979	(333,814)	(6.9)%
Management fees	1,011,531	978,507	33,024	3.4%
Operating	3,064,201	3,117,155	(52,954)	(1.7)%
Renting	406,363	405,761	602	0.1%
Repairs and maintenance	3,580,895	3,653,203	(72,308)	(2.0)%
Taxes and insurance	2,773,745	2,630,404	143,341	5.4%
	16,627,645	16,937,977	(310,332)	(1.8)%
Income Before Other Income and Discontinued Operations	8,318,963	7,145,416	1,173,547	16.4%
Other Income (Loss)
Interest expense	(5,885,831)	(5,725,270)	(160,561)	2.8%
Interest income	47,861	119,979	(72,118)	(60.0)%
Mortgage prepayment penalties	—	(4,487,706)	4,487,706	(100.0)%
(Loss) on sale of equipment	(2,726)	—	(2,726)	NA
(Loss) from investment in unconsolidated joint ventures	(880,902)	(765,370)	(115,532)	15.1%
	(6,721,598)	(10,858,367)	4,136,769	(38.0)%
Income(Loss) from Continuing Operations	1,597,365	(3,712,951)	5,310,316	(143.0)%
Discontinued Operations:
Gain on sale of real estate from discontinued operations	—	10,054,392	10,054,392	(100.0)%
(Loss) from discontinued operations	—	(113,408)	113,408	100.0%
	—	9,940,984	9,940,984	(100.0)%
Net Income	$1,597,365	$6,228,033	$4,630,668	74.4%

Rental income from continuing operations for the nine months ended September 30, 2009 was approximately $24,634,000 compared to approximately $23,778,000 for the nine months ended September 30, 2008, an increase of approximately $856,000 (3.6%).  The Partnership’s acquisition of Cypress Street in October 2008 represents approximately $615,000 of this increase.  Other properties with significant increases include 1144 Commonwealth Avenue, an increase of approximately $64,000; 62 Boylston Street, an increase of approximately $13,000; Westgate Apartments, an increase of approximately $15,000; Linewt, with an increase of approximately $33,000 and River Drive with an increase of approximately $26,000.  These increases are offset by decreases in rental income at properties including Executive Apartments with a decrease of approximately $26,000; North Beacon Street with a decrease of approximately $65,000 and School Street with a decrease of approximately $27,000.

Expenses from continuing operations for the nine months ended September 30, 2009 were approximately $16,628,000 compared to approximately $16,938,000 for the nine months ended September 30, 2008, a decrease of approximately $310,000 (1.8%).  The most significant factor contributing to this decrease was a decrease in depreciation and amortization expense of approximately $334,000 (6.9%); a decrease in repairs and maintenance expenses of approximately $72,000 (2.0%); a decrease in operating expenses of approximately $53,000 (1.7%); and a decrease in administrative expenses of approximately $28,000 (2.2%).  The reasons for these changes are discussed in the section for the results for the three months ended September 30, 2009.

These decreases are offset by an increase in taxes and insurance of approximately $143,000 (5.4%) due to rate increases, and an increase in the management fee of approximately $33,000 (3.4%) due to the increase in rental income.

Interest expense increased approximately $161,000 (2.8%) due to the acquisition of Cypress Street in October 2008 as well as the refinancing of Partnership properties in 2008, both of which resulted in a higher level of debt.

At September 30, 2009, the Partnership has a 50% ownership interest in eight Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the 50% owned Investment Properties was approximately $881,000 for the nine months ended September 30, 2009 compared to a loss of approximately $765,000 for the nine months ended September 30, 2008, an increase of approximately $116,000 (15.1%).  The Partnerships share of loss includes a gain on the sale of units of approximately $26,000 and $417,000 for the nine months ended September 30, 2009 and 2008, respectively.

Interest income for the nine months ended September 30, 2009 was approximately $48,000 compared to approximately $120,000 for the nine months ended September 30, 2008, a decrease of approximately $72,000 (60%). This decrease is due to a drop in interest rates.

During the second quarter of 2008, the Partnership refinanced the property located at Worcester Road.   Non-recurring prepayment penalties of approximately $786,000 were incurred in these transactions and are included in other expenses for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts and the Coach Apartments in Acton, Massachusetts.  The gain on the sale of these two properties was approximately $10,054,000 and is included in income from discontinued operations.  Additionally, there were sales of individual condo units with a gain of approximately $55,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2009 was $1,597,365 compared to $6,228,033 for nine months ended September 30, 2008, a decrease of $4,360,668 (74.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2009 and 2008 was the collection of rents, sale of real estate, and refinancing of partnership properties. The majority of cash and cash equivalents of $8,035,415 at September 30, 2009 and $10,752,931 at December 31, 2008 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $2,717,516 at September 30, 2009 is summarized as follows:

	Nine Months Ended September 30,
	2009	2008
Cash provided by (used in) operating activities	$6,926,084	$(577,435)
Cash provided by (used in) investing activities	(4,710,631)	8,008,552
Cash (used in) provided by financing activities	(631,215)	22,468,811
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,514,340)	(20,563,243)
Distributions paid	(2,787,414)	(2,970,973)
Net (decrease) increase in cash and cash equivalents	$(2,717,516)	$6,365,712

The cash provided by operating activities is primarily due to the collection of rents more than cash operating expenses. The decrease in cash provided by investing activities is due to the anticipation of an investment in a joint venture, the sale of properties in 2008, and the reduction in the distribution received from the joint ventures in 2009 compared to 2008. The increase in cash used  in financing activities is due to the refinancing of Partnership properties in 2008.

During the nine months ended September 30, 2009, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,346,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westside Colonial, Westgate Woburn, Redwood Hills, 1131 Commonwealth Ave, and Brookside Colonial, at a cost of approximately $261,000, $220,000, $209,000, $199,000 and $191,000, respectively. The Partnership plans to invest approximately $500,000 in additional capital improvements in 2009.

In 2009 the Partnership repurchased 2,905 Class A Units, Class B Units and General Partnership Units at a total cost of $1,514,340.

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

In 2009, the Partnership approved distributions of $7.00 per Unit ($0.70 per Receipt) payable on March 31, June 30, and September 30, 2009.

In 2008 the Partnership paid quarterly distributions of $7.00 per Unit ($0.70 per Receipt) in March, June, September and December 2008 for a total distribution of $28.00 per unit ($2.80 per receipt).

In October 2009, the Partnership received a loan commitment to refinance Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% which ever is greater and matures five years from the date of closing.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds will be used to pay off the current loan of approximately $1,647,000, and closing costs of approximately $20,000.  The Partnership plans to close on this loan by the end of November 2009.

In October 2009 the Partnership invested approximately $17,400,000 for a 40% interest in a joint venture which to acquired a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  As of September 30, 2009, the Partnership made a deposit of $2,660,500 in connection with the acquisition.  In order to fund this investment, the Partnership used approximately $7,000,000 of their cash reserves and borrowed $7,800,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates.  The term of the loan is four years with a provision requiring payment upon six months notice.  The Partnership has pledged its ownership in 62 Boylston Street as security for this note. This transaction has resulted in a reduction in the Partnership’s cash balance to approximately $2,000,000 at November 6, 2009.  See Form 8-K filed on November 3, 2009 for more information regarding this acquisition.

Although the purchase of the above mentioned complex reduced the Partnership’s cash to approximately $2,000,000, the Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations and to finance current improvements to its properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of September 30, 2009, the Partnership had a 50% ownership in eight joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method. At September 30, 2009, our proportionate share of the non-recourse debt related to these investments was equal to approximately $25,750,000. See Note 14 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $138,000,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Partnership management, with the participation of the president and chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the president and chief executive officer and chief financial officer of the Company’s general partner have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in the Partnership internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                  None

(b)                                 None.

(c)                                  Issuer purchases of equity securities during the three months ended September 30, 2009:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining Number of Depositary Receipts that may be purchased Under the Plan (as amended)
			146,016
July 1 - 31, 2009	$—	—	146,016
August 1 - 31, 2009	$54.00	3,500	142,516
September 1 - 30, 2009	$—	—	142,516
Total:	$54.00	3,500	142,516

.

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through September 30, 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                                  See the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.

(10.2)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.
(10.3)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.
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

Dated: November 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	November 9, 2009
Ronald Brown

/s/ HAROLD BROWN	Treasure and Director to the General Partner (Principal and Finance Officer and Principal Accounting Officer)	November 9, 2009
Harold Brown