Form 10-K
period 2009-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2010-03-11
CIK 746514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-12138

New England Realty Associates Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2619298 (I.R.S. employer identification no.)
39 Brighton Avenue, Allston, Massachusetts (Address of principal executive offices)	02134 (Zip Code)
Registrant's telephone number, including area code: (617) 783-0039
Securities registered pursuant to Section 12(b) of the Act:
Depositary Receipts (Title of each Class)	NYSE AMEX (Name of each Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act:
Class A Limited Partnership Units (Title of class)

         Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ (the Registrant is not yet required to submit Interactive Data)

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At June 30, 2009, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $35,833,689 based on the closing price of the registrant's traded securities on the NYSE Amex.Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

         As of March 3, 2010, there were 105,877 of the registrant's Class A units (1,058,772 Depositary Receipts) of limited partnership issued and outstanding and 25,146 Class B units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

        The authorized capital of the Partnership is represented by three classes of partnership units ("Units"). There are two categories of limited partnership interests ("Class A Units" and "Class B Units") and one category of general partnership interests (the "General Partnership Units"). The Class A Units were initially issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Each Class A Unit is exchangeable for ten publicly traded depositary receipts ("Receipts"), which are currently listed on the NYSE Amex Exchange and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the "General Partner"). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest, and the General Partnership Units represent a 1% ownership interest.

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

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 43.2% and 60%, the President of Hamilton owns between 0% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3%, respectively. The Partnership's interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation." See Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures" for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 53 individuals at the Properties and 13 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of January 25, 2010, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of January 25, 2010, the Subsidiary Partnerships owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of January 25, 2010, the Partnership owned between a 40- 50% interest in nine residential and mixed use complexes, the Investment Properties, with a total of 799 residential units, one commercial unit, and a parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

        The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the "Properties."

        Harold Brown and, in certain cases, Ronald Brown, and officers and employees of the Hamilton Company own or have owned interests in certain of the Properties, Subsidiary Partnerships and Joint Ventures. See "Item 13. Certain Relationships, Related Transactions and Director Independence."

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

Unit Distributions

        In 2009 and 2008, the Partnership paid four quarterly distributions of an aggregate of $28.00 per Unit ($2.80 per Receipt) for a total payment of $3,713,840 in 2009 and $3,917,907 in 2008. In February 2010, the Partnership approved a quarterly distribution of $7.00 per Unit ($0.70 per Receipt), payable on March 31, 2010.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 10, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009. The Repurchase Program expired on August 19, 2009 and no repurchases have been made since that date. In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions at prevailing prices or in privately negotiated transactions. As of March 3, 2010, the Partnership has repurchased 391,424 Depositary Receipts at an average price of $74.05 per receipt (or $740.50 per underlying Class A Unit), 1,560 Class B Units at an average price of $580.71 per Unit, and 82 General Partner Units at an average price of $580.71 per Unit, totaling approximately $29,941,000 including brokerage fees paid by the Partnership.

        On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors of the General Partner and the Partnership's Advisory Committee and as further described under Item 3.02 of the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2008, which is incorporated herein by reference. Harold Brown, the treasurer of the General Partner, owns 75% of the issued and outstanding Class B Units of the Partnership and 75% of the issued and outstanding equity of the General Partner, Ronald Brown, the brother of Harold Brown and the president of the General Partner, owns 25% of the issued and outstanding Class B Units of the Partnership and 25% of the issued and outstanding equity of the General Partner.

        As of December 31, 2009, the cumulative repurchase of approximately $29,941,000 of Depositary Receipts and Partnership Units described above, resulted in the Partnership having a negative Partners' Capital of approximately $21,333,000.

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

        In February 2008, the Partnership refinanced ten properties with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling $60,000,000. The new mortgages which mature in February 2023 require interest only payments at interest rates from 5.6% to 5.7%. Deferred costs associated with these mortgages totaled approximately $710,000 and, accordingly, the effective interest rates are 5.7% to 5.8%. Prepayment penalties of approximately $3,700,000 were incurred in these transactions. After payment of existing mortgages, prepayment penalties and other costs of the transactions, approximately $16,000,000 was received by the Partnership

        In April 2008, the Partnership sold the Coach Apartments, a 48-unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as "the Barn." The purchase price of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,000,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

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

        In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts. The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing. The interest rate as of December 31, 2009 was 4.25%. The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization. The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000. There were no prepayment penalties.

        During 2009, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,136,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Westside Colonial, Hamilton Oaks, Redwood Hills, 1137 Commonwealth Ave, Brookside, and Dean Street, at a cost of approximately $417,000, $294,000, $283,000, $238,000, $235,000, $194,000, and $167,000 respectively. The Partnership plans to invest approximately $2,200,000 in capital improvements in 2010.

        On March 1, 2010, the Partnership received a commitment to refinance the $1,900,000 mortgage on Brookside Apartments. The new loan will be $2,820,000, maturing in 2019 with an interest rate of 5.81%. The loan calls for interest only payments for the first two years, and will be amortized over 30 years for the remainder of the term. There will be no prepayment penalties.

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

  •
  the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and

  •
  the Partnership does not carry directors and officers insurance.

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

        Litigation may result in unfavorable outcomes.    Like many real estate operators, we may be involved in lawsuits involving premises liability claims, housing discrimination claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred. The Partnership does not carry directors and officers liability insurance.

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families owned approximately 38% of our depositary receipts as of December 31, 2009. Additionally, management decisions rest with our General Partner without limited partner approval.

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
  the extent of investor interest in us;

  •
  the general reputation of real estate companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

        The market value of our Depositary Receipts is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our Depositary Receipts may trade at prices that are higher or lower than our net asset value per depositary receipt.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 40-50% interest in nine Investment Properties.

        See also "Item 13. Certain Relationships and Related Transactions and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 2,269 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of January 25, 2010, the principal amount outstanding under any mortgages as of December 31, 2009, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2009	Maturity Date of Mortgage
Avon Street Apartments L.P.	66 units		0	$2,550,000	2013
130 Avon Street	0 three-bedroom	N/A		4.99%
Malden, MA	30 two-bedroom	$1,065–1,350
	33 one-bedroom	$925–1,150
	3 studios	$925–960
Boylston Downtown L.P.	269 units		1	$19,500,000	2013
62 Boylston Street	0 three-bedroom	N/A		4.84%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,550–2,050
	216 studios	$1,050–1,535
Brookside Associates, LLC	44 units		3	$1,907,560	2011
5-7–10-12 Totman Road	0 three-bedroom	N/A		7.63%
Woburn, MA	34 two-bedroom	$1,115–1,300
	10 one-bedroom	$1,050–1,150
	0 studios	N/A
Clovelly Apartments L.P.	103 units		1	$4,160,000	2023
160–170 Concord Street	0 three-bedroom	N/A		5.62%
Nashua, NH	53 two-bedroom	$850–1,200
	50 one-bedroom	$725–900
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three-bedroom	$1,475–2,400		5.65%
Allston, MA	4 two-bedroom	$1,495–1,525
	1 one-bedroom	$725
	1 studio	$850
Commonwealth 1144 L.P.	261 units		3	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three-bedroom	N/A		5.61%
Allston, MA	11 two bedroom	$1,000–1,400
	109 one-bedroom	$950–1,350
	141 studios	$850–1,050

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2009	Maturity Date of Mortgage
Courtyard at Westgate, LLC	20 units		0	$2,000,000	2015
105–107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,425–1,830
	8 one-bedroom	$1,200–1,365
	0 studios	N/A
Dean Street Associates, LLC	69 units		3	$5,485,565	2014
38–48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$1,100–1,250
	3 one-bedroom	$950–1,020
	0 studios	N/A
Executive Apartments L.P	72 units		7	$2,415,000	2023
545–561 Worcester Road	1 three-bedroom	$1,200		5.59%
Framingham, MA	47 two-bedroom	$850–1,110
	24 one-bedroom	$800–1,075
	0 studios	N/A
Hamilton Oaks Associates, LLC	268 units		17	$11,925,000	2023
30–50 Oak Street Extension	0 three-bedroom	N/A		5.59%
40–60 Reservoir Street	96 two-bedroom	$1,040–1,200
Brockton, MA	159 one-bedroom	$800–1,000
	13 studios	$745–850
Highland Street Apartments L.P.	36 units		0	$1,050,000	2023
38–40 Highland Street	0 three-bedroom	N/A		5.59%
Lowell, MA	24 two-bedroom	$850–950
	10 one-bedroom	$750–875
	2 studios	$725–775
Linhart L.P	9 units		0	$2,000,000	2014
4–34 Lincoln Street	0 three-bedroom	N/A		4.25%
Newton, MA	0 two-bedroom	N/A
	5 one-bedroom	$775–1,025
	4 studios	$750–925
Nashoba Apartments L.P.	32 units		0	$2,000,000	2013
284 Great Road	0 three-bedroom	N/A		5.30%
Acton, MA	32 two-bedroom	$1,075–1,330
	0 one-bedroom	N/A
	0 studios	N/A
North Beacon 140 L.P.	65 units		0	$6,937,000	2023
140–154 North Beacon Street	10 three-bedroom	$1,900–2,175		5.59%
Brighton, MA	54 two-bedroom	$1,550–1,820
	1 one-bedroom	$800
	0 studios	N/A
Olde English Apartments L.P.	84 units		4	$3,080,000	2023
703–718 Chelmsford Street	0 three-bedroom	N/A		5.63%
Lowell, MA	47 two-bedroom	$775–1,200
	30 one-bedroom	$850–950
	7 studios	$750–860
Redwood Hills L.P.	180 units		7	$6,743,000	2023
376–384 Sunderland Road	0 three-bedroom	N/A		5.59%
Worcester, MA	89 two-bedroom	$900–1,200
	91 one-bedroom	$750–975
	0 studios	N/A

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2009	Maturity Date of Mortgage
River Drive L.P.	72 units		0	$3,465,000	2023
3–17 River Drive	0 three-bedroom	N/A		5.62%
Danvers, MA	60 two-bedroom	$875–1,115
	5 one-bedroom	$800–975
	7 studios	$775–880
School Street 9, LLC	184 units		7	$16,149,147	2013
9 School Street	0 three-bedroom	N/A		5.47%
Framingham, MA	96 two-bedroom	$1,025–1,275
	88 one-bedroom	$900–1,105
	0 studios	N/A
WCB Associates, LLC	180 units		6	$7,000,000	2023
10–70 Westland Street	1 three-bedroom	$1,100		5.66%
985–997 Pleasant Street	94 two-bedroom	$950–1,050
Brockton, MA	85 one-bedroom	$790–930
	0 studios	N/A
Westgate Apartments, LLC	220 units		4	$9,181,293	2014
2–20 Westgate Drive	0 three-bedroom	N/A		7.07%
Woburn, MA	110 two-bedroom	$1,100–1,350
	110 one-bedroom	$870–1,230
	0 studios	N/A

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of January 25, 2010.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2009	Maturity Date of Mortgage
Riverside Apartments	19 units		0	—	—
8–20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,200–1,325
	5 one-bedroom	$1,100–1,270
	2 studios	$950–1,000

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of January 25, 2010, the commercial space had a 0% vacancy rate, and the average gross rent per square foot was $21.92. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $25,000 per year through June 30, 2011. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of January 25, 2010, the commercial space was fully occupied, and the average rent per square foot was $11.50. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $32,709 per year through November 2010. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,555 square feet of rentable commercial space. As of January 25, 2010, the commercial space had a 10.4% vacancy rate, and the average gross rent per square foot was $23.32. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of January 25, 2010, and the average rent per square foot as of that date was $29.32. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. As of December 31, 2009, the mortgage had an outstanding balance of $3,493,725 with interest rate of 8.0%. The refinance of this property was closed in March 2008. The mortgage is $6,000,000 with interest rate of 5.97%, matures in 2018. As of January 25, 2010, Staples Plaza was fully occupied, and the average net rent per square foot was $23.83.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of approximately 6,000 square feet of rentable commercial space. The property was fully rented at an average rent of $37.92 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. The mortgage balance at December 31, 2009 is $1,638,861; the interest rate is 5.75%, and matures in January 2018.

        HAMILTON CYPRESS LLC.    In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of approximately 20,000 square feet of rentable commercial space. The property was fully rented at an average rent of $36.94 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. The mortgage balance at December 31, 2009 is $3,923,928; the interest rate is 5.92% and matures in May 2013.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2009	Maturity Date of Mortgage
345 Franklin, LLC	40 Units		2	$7,324,049	2014
345 Franklin Street	0 three-bedroom	N/A		6.90%
Cambridge, MA	39 two-bedroom	$2,000–2,475
	1 one-bedroom	$1,850
	0 studios	N/A

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2009	Maturity Date of Mortgage
Hamilton on Main Apartments, LLC	148 Units		0	$16,402,353	2015
223 Main Street	0 three-bedroom	N/A		5.18%
Watertown, MA	93 two-bedroom	$1,000–1,575
	31 one-bedroom	$1,100–1,425
	24 studios	$975–1,250
Hamilton Minuteman, LLC	42 Units		2	$5,500,000	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,400–1,625
	2 one-bedroom	$1,175–1,450
	0 studios	N/A
Hamilton Essex 81 LLC	49 Units		0	$8,600,000	2015
Residential	0 three-bedroom	N/A		5.88%
81–83 Essex Street	11 two-bedroom	$1,335–1,950
Boston, Massachusetts	38 one-bedroom	$1,175–1,400
	0 studios	N/A
Hamilton Essex Development LLC	Parking Lot		0	$2,162,000	2011
Commercial				Libor
81–83 Essex Street				+2.25%
Boston, Massachusetts
Hamilton 1025, LLC	48 Units		1	$5,000,000	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,225–1,455
Quincy, Massachusetts	16 one-bedroom	$1,075–1,275
	0 studios	N/A
Hamilton Bay, LLC(A)	15 Units		2	$1,668,000	2013
Units held for sale	0 three-bedroom	N/A		5.75%
165–185 Quincy Shore Drive	0 two-bedroom	N/A
Quincy, Massachusetts	15 one-bedroom	$1,150–1,350
	0 studios	N/A
Hamilton Bay Apartments, LLC	48 Units		1	$4,750,000	2017
165–185 Quincy Shore Drive	0 three-bedroom	N/A		5.57%
Quincy, Massachusetts	24 two-bedroom	$1,500–1,675
	24 one-bedroom	$1,200–1,350
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units		16	$89,914,000	2019
175–185 Freeman Street,	71 three-bedroom	$2,700–3,700		5.57%
Brookline, Massachusetts	227 two-bedroom	$1,895–3,475
	111 one-bedroom	$1,500–2,450
	0 studios

(A)
Represents unsold units at January 25, 2010.

        345 FRANKLIN, LLC. In November 2001, the Partnership acquired, through this LLC, a 50% interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 due in 2014.

        HAMILTON ON MAIN, LLC. In August 2004, the Partnership acquired for approximately $8,000,000 a 50% interest in a six building 280-unit apartment complex in Watertown, Massachusetts for $56,000,000. A $43,000,000 mortgage was obtained on the buildings. This acquisition was subsequently split into two parcels of three buildings selling 137 apartments in three buildings as condominiums and retaining 146 units, after additional modifications were made, in three buildings. At December 31, 2009, all 137 of the units were sold.

        In February 2005, Hamilton on Main obtained a new ten year mortgage on the three buildings to be retained for $16,825,000 interest only at 5.18% for three years and amortizing on a 30-year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the new mortgage were approximately $16,700,000, which was used to reduce the existing mortgage.

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

        HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space was referred to as Hamilton Essex 81 Apartments, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments and commercial space to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Hamilton Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.23% at December 31, 2009) and is due in August 2011. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments and commercial space is referred to as Hamilton Essex 81, LLC.

        HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold the majority of units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30-year period for the balance of the loan term. As of January 25, 2010, all of the 127 units have been sold. This investment is referred to as Hamilton 1025, LLC.

        HAMILTON BAY, LLC. On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was

$30,875,000 and a $26,165,127 30-month mortgage with a floating interest rate of 2% over the 30 day Libor Index (0.23% at December 31, 2009) was obtained to finance this acquisition. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. The proceeds from the condominium sales will primarily be used to reduce the above-mentioned mortgage. As of December 31, 2009, the mortgage balance on this property was $1,668,000. As of January 25, 2010, 105 units have been sold. In February 2007, the Partnership refinanced the units to be retained for $4,750,000. The interest rate is 5.57%, interest only for five years with a 30-year amortization thereafter until maturity in 2017. These 48 units are referred to as Hamilton Bay Apartments, LLC.

        HAMILTON PARK TOWERS, LLC On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is approximately $89,914,000, with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30-years thereafter. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates. The term of the loan is four years with a provision requiring payment upon six months notice. The Partnership has pledged its 99% ownership in 62 Boylston Street as security for this note. This investment is referred to as Dexter Park. See Form 8-K filed on January 13, 2010 for more information regarding this acquisition.

ITEM 3.    LEGAL PROCEEDINGS

        The Partnership, the Subsidiary Partnerships, and the Investment Properties and their properties are not presently subject to any material litigation, and, to management's knowledge, there is not any material litigation presently threatened against them. The properties are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential and commercial real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Consolidated Financial Statements of the Partnership.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Each Class A Unit is exchangeable, through Computershare Trust Company ("Computershare") (formerly Equiserve LP), the Partnership's Depositary Agent, for ten Depositary Receipts ("Receipts"). The Receipts are listed and publicly traded on the NYSE Amex Exchange under the symbol "NEN." There has never been an established trading market for the Class B Units or General Partnership Units.

        In 2009, the high and low bid quotations for the Receipts were $45.00 and $60.50 respectively. The table below sets forth the high and low bids for each quarter of 2009 and 2008 and the distributions paid on the Partnership's Depositary Receipts:

	2009				2008
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$45.00	$56.75	$53.51	$0.70	$66.25	$81.50	$79.00	$0.70
Second Quarter	$46.83	$60.50	$51.50	$0.70	$72.20	$79.50	$73.75	$0.70
Third Quarter	$47.00	$57.50	$56.50	$0.70	$70.00	$79.75	$71.00	$0.70
Fourth Quarter	$49.00	$56.00	$52.50	$0.70	$54.00	$70.75	$54.28	$0.70

Distribution to Limited & General Partners were:

	2009	2008
Class A—Limited Partners (80%)	$2,971,072	$3,134,326
Class B—Limited Partners (19%)	705,630	744,403
Class C—General Partner (1%)	37,138	39,177

Total	$3,713,840	$3,917,907

        On March 3, 2010, the closing price on the NYSE Amex Exchange for a Depositary Receipt was $55.00. There were 1,006,492 Depositary Receipts outstanding held by 975 record holders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2009 and 2008, the Partnership made total distributions of $28.00 per Unit, ($2.80 per Receipt). The total value of the distribution in 2009 was $3,713,840 and $3,917,907 in 2008. In February 2010, the Partnership declared a quarterly distribution of $7.00 per Unit ($0.70 per Receipt) payable on March 31, 2010.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units. The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

        On August 20, 2007, the General Partner of the Partnership authorized a Depositary Receipt Repurchase Program pursuant to which the Partnership was authorized to purchase up to 100,000 receipts of its authorize and issued Depositary Receipts. On January 15, 2008, the General Partner authorized an increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 100,000 to 200,000. On January 30, 2008, the General Partner authorized an increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 200,000 to 300,000. On March 10, 2008, the General Partner authorized an increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. The program expired August 19, 2009.

        See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., The NYSE Amex Composite Index
And The FTSE NAREIT All REITs Index

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The information required by this Item is included on page 43 of this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management's good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2010 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

        During 2009, the general real estate market in the Greater Boston area softened, and the Partnership anticipates that it will remain so through 2010. While the commercial market continues to demonstrate high vacancy, management believes that the multifamily rents and occupancy have stabilized and will increase modestly over the next 12-18 months. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future. Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing or selling existing properties if the Partnership's cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

        Management continues to believe that the financial crisis that was set in motion by the subprime lending debacle in 2007 will take longer to be worked through than previous recessions. We believe that the national recession and conservative lending standards continue to moderate the recovery as evidenced by the tepid growth in the GNP. Management does believe that local unemployment, job losses and general contraction has peaked and ultimately the reduced housing construction will result in a constrained multifamily housing supply to the benefit of the portfolio.

        For 2009, the Partnership's cores revenues grew by 2.9% exceeding the previous year's revenues by $937,000. Occupancy remained above 97 percent for most of the year. Total operating expenses declined by 2.0% resulting in an overall improvement in Net Operating Income of 14% or $1.4M. The portfolio experienced reductions in nearly every operating category and bad debt did not accelerate as previously anticipated. Management believes that these results come from the solid planning of the property management staff combined with the purchasing power of the management company. For 2010, the Partnership properties are all experiencing high occupancy and in some cases revenue gains are being accomplished. Collectively, Management believes 2010 operating performance will be comparable to 2009.

        For 2009, the Partnership entered into a Joint Venture with Harold Brown achieving a 40% ownership interest in a $129.5M purchase. This property, commonly known as Dexter Park, is a 409 unit apartment complex in Brookline, MA. Upon acquisition, it was 93% occupied. Presently it is 96%

occupied. The resulting cash flow will yield a leverage return in excess of 7% and will provide the Partnership with shelter in excess of the cash flow.

        Management believes that the purchasing power of the Management Company continues to buffer larger increases in operating expenses. In 2008, the Partnership financed approximately $65,000,000 of mortgage debt for 15 years at sub 6% rates. The Partnership has accordingly mitigated financing concerns and locked in interest rates to the benefit of the shareholders. The next serious refinancing round of approximately $45,000,000 will not occur until 2012/2013. Management anticipates that stability will return to the marketplace at that time. For 2010, Management will be recommending that the quarterly distributions continue and will review its status in the third quarter of 2010.

        The Stock Repurchase Program that was initiated in 2007 has purchased 391,424 Depositary Receipts through February 2010 or 28% of the outstanding class A Depositary Receipts. The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's and Joint Ventures' Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

        At March 3, 2010, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. One of NewReal's directors, Roberta Ornstein also owns immaterial amounts of the Partnership's Class A Units or receipts.

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

        Hamilton accounted for approximately 3% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2009 and 5% in the year ended December 31, 2008. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 76% of the legal services paid for by the Partnership during the year ended December 31, 2009 and approximately 50% for the year ended December 31, 2008.

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

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2009, Hamilton provided the Partnership approximately $53,000 in construction and architectural services. In 2008, Hamilton provided construction and architectural services paid for by the Partnership totaling $67,000.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2009, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. In 2010, Hamilton will charge the Partnership $125,000 for bookkeeping and accounting services ($31,250 per quarter.)

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

        Rental Properties:    Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight-line and accelerated methods over their estimated useful lives. Upon acquisition of rental property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Partnership allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

        In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of the value is prepared. The estimated future undiscounted cash flows are compared to the asset's carrying value to determine if a write-down to fair value is required.

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Partnership's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

        Investments in Partnerships:    The Partnership accounts for its 40%-50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in Partnerships, and subsequently adjusted for the Partnership's share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2009 and December 31, 2008 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before other income and loss and discontinued operations of approximately $11,170,000 during the year ended December 31, 2009, compared to approximately $9,784,000 for the year ended December 31, 2008, an increase of approximately $1,386,000.

        The rental activity is summarized as follows:

	Occupancy Date
	February 2, 2010	February 1, 2009
Residential
Units—exclusive of available for sale units	2,269	2,269
Vacancies	63	67
Vacancy rate	2.8%	3.0%
Commercial
Total square feet	114,395	114,395
Vacancy	2,384	0
Vacancy rate	2.0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2009		2008
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$32,812	$32,812	$34,140	$31,898
Residential percentage	91%	91%	92%	92%
Commercial percentage	9%	9%	8%	8%
Contingent rentals	$583	$583	$477	$477

        Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:

	Year Ended December 31,
			Dollar Change	Percent Change
	2009	2008
Revenues:
Rental income	$32,812,022	$31,898,117	$913,905	2.9%
Laundry and sundry income	422,463	399,028	23,435	5.9%

	33,234,485	32,297,145	937,340	2.9%

Expenses
Administrative	1,800,798	1,726,610	74,188	4.3%
Depreciation and amortization	5,838,246	6,367,596	(529,350)	(8.3)%
Management fees	1,339,252	1,316,594	22,658	1.7%
Operating	4,061,342	4,250,345	(189,003)	(4.4)%
Renting	528,154	495,822	32,332	6.5%
Repairs and maintenance	4,813,105	4,883,987	(70,882)	(1.5)%
Taxes and insurance	3,683,612	3,472,518	211,094	6.1%

	22,064,509	22,513,472	(448,963)	(2.0)%

Income Before Other Income and Discontinued Operations	11,169,976	9,783,673	1,386,303	14.3%

Other Income (Loss)
Interest expense	(7,940,002)	(7,704,843)	(235,159)	3.1%
Interest income	48,948	172,133	(123,185)	(71.6)%
Casualty income (loss)	15,696	(7,439)	23,135	(310.0)%
Mortgage prepayment penalties	—	(4,487,706)	4,487,706	(100.0)%
(Loss) from investment in unconsolidated joint ventures	(1,687,258)	(1,075,675)	(611,583)	56.9%
Other income (losses)	5,178	(86,693)	91,871	(106.0)%

	(9,557,438)	(13,190,223)	3,632,785	(27.4)%

Income from Continuing Operations	1,612,538	(3,406,550)	5,019,088	(147.3)%

Discontinued Operations:
Income from discontinued operations	—	(110,866)	110,866	(100.0)%
Gain (loss) on sale of real estate from discontinued operations	—	10,099,127	(10,099,127)	(100.0)%

	—	9,988,261	(9,988,261)	(100.0)%

Net Income	$1,612,538	$6,581,711	(4,969,173)	(75.5)%

        Rental income from continuing operations for the year ended December 31, 2009 was approximately $32,812,000, compared to approximately $31,898,000 for the year ended December 31,

2008, an increase of approximately $914,000. Approximately $644,000 of this increase represents rental income from the Partnerships new acquisition of Cypress Street in October 2008. Other properties with significant rental income increases include1144 Commonwealth Avenue, River Drive, Linewt, and 659 Worcester Road with increases of approximately $68,000, $36,000, $32,000, and $29,000 respectively. Other properties with decreases in rental income include; 140 North Beacon Street, Redwood Hills, School Street, and Westgate Woburn with decreases of approximately $106,000, $60,000, $33,000, and $28,000 respectively.

        Operating expenses from continuing operations for the year ended December 31, 2009 were approximately $22,065,000 compared to approximately $22,513,000 for the year ended December 31, 2008, a decrease of approximately $449,000 (2.0%). The most significant factors contributing to this decrease were: a decrease in depreciation and amortization expense of approximately $529,000 (8.3%) due to the significant amount of 5-10 year property becoming fully depreciated: a decrease in operating expenses of approximately $189,000 (4.4%) due to lower heating costs as the result of the installation of new more efficient heating systems as well as lower fuel costs; and a decrease in repairs and maintenance expenses of approximately $71,000(1.5%) due to improvements done in 2008 which has resulted in the need for fewer repairs in 2009.

        These decreases are offset by an increase in administrative expenses of approximately $74,000 (4.3%) due to an increase in the fees related to employee benefits as well as payroll service fees; an increase in taxes and insurance of approximately $211,000 (6.1%) due to an increase in the real estate taxes; and an increase in the management fee of approximately $23,000 (1.7%) due to an increase in rental income.

        At December 31, 2009, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $1,687,000. Included in this loss is depreciation and amortization expense of approximately $2,492,000. The loss associated with the 2009 investment in Dexter Park is approximately $500,000 of which approximately $675,000 is depreciation and amortization. In 2008, the Partnership's share of loss was approximately $1,076,000. Included in the Partnership's share of loss was a gain on the sale of units of approximately $438,000 and depreciation expense of $1,913,000. There were 21 units sold in 2008.

        Interest income for the year ended December 31, 2009 was approximately $49,000 compared to approximately $172,000 for the year ended December 31, 2008, a decrease of approximately $123,000. This decrease is due to a drop in interest rates as well as a decrease in cash available for investment.

        In 2008, the Partnership refinanced a number of mortgages with outstanding 8.44% mortgages of approximately $37,800,000 with new mortgages totaling approximately $60,000,000. Non-recurring prepayment penalties of approximately $4,488,000 were incurred in these transactions and are included in other expenses.

        During 2008, the Partnership sold the Oak Ridge Apartments in Foxboro, Massachusetts, the Coach Apartments in Acton, Massachusetts and five condominiums located in Brookline, Massachusetts. The net loss from operations from these properties is approximately $111,000 and the gain on the sale of the properties is approximately $10,000,000. This resulted in a net income from discontinued operations in 2008 of approximately $9,988,000.

        As a result of the changes discussed above, net income for the year ended December 31, 2009 was approximately $1,612,000 compared to approximately $6,582,000 for the year ended December 31, 2008, a decrease of approximately $4,969,000.

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

        The rental activity is summarized as follows:

	Occupancy Date
	February 2, 2009	February 1, 2008
Residential
Units—exclusive of available for sale units	2,269	2,316
Vacancies	67	58
Vacancy rate	3.0%	2.4%
Commercial
Total square feet	114,395	90,848
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2008		2007
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$34,140	$31,898	$31,985	$30,556
Residential percentage	92%	92%	93%	93%
Commercial percentage	8%	8%	7%	7%
Contingent rentals	$477	$477	$366	$366

        Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:

	Year Ended December 31,
			Dollar Change	Percent Change
	2008	2007
Revenues:
Rental income	$31,898,117	$30,556,042	$1,342,075	4.4%
Laundry and sundry income	399,028	386,584	12,444	3.2%

	32,297,145	30,942,626	1,354,519	4.4%

Expenses
Administrative	1,726,610	1,605,604	121,006	7.5%
Depreciation and amortization	6,367,596	6,757,893	(390,297)	(5.8)%
Management fees	1,316,594	1,254,289	62,305	5.0%
Operating	4,250,345	4,038,132	212,213	5.3%
Renting	495,822	486,464	9,358	1.9%
Repairs and maintenance	4,883,987	4,731,373	152,614	3.2%
Taxes and insurance	3,472,518	3,400,829	71,689	2.1%

	22,513,472	22,274,584	238,888	1.1%

Income Before Other Income and Discontinued Operations	9,783,673	8,668,042	1,115,631	12.9%

Other Income (Loss)
Interest expense	(7,704,843)	(7,340,580)	(364,263)	5.0%
Interest income	172,133	382,154	(210,021)	(55)%
Casualty (loss)	(7,439)	(189,633)	182,194	(96.1)%
Mortgage prepayment penalties	(4,487,706)	—	(4,487,706)	—
(Loss) from investment in unconsolidated joint ventures	(1,075,675)	(326,392)	(749,283)	229.6%
Other income (loss)	(86,693)	—	(86,693)	—

	(13,190,223)	(7,474,451)	(5,715,772)	76.5%

Income from Continuing Operations	(3,406,550)	1,193,591	(4,600,141)	(385.4)%

Discontinued Operations:
Income from discontinued operations	(110,866)	93,141	(204,007)	(219.0)%
Gain (loss) on sale of real estate from discontinued operations	10,099,127	(100,000)	10,199,127	(10,199.1)%

	9,988,261	(6,859)	9,995,120	(145,722.7)%

Net Income	$6,581,711	$1,186,732	$5,394,979	454.6%

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

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2009 and 2008 was the collection of rents, sale of real estate, and refinancing of Partnership properties. The majority of cash and cash equivalents of

$2,879,663 at December 31, 2009 and $10,752,931 at December 31, 2008 were held in interest bearing accounts at creditworthy financial institutions.

        This decrease of $7,873,269 at December 31, 2009 is summarized as follows:

	Year Ended December 31,
	2009	2008
Cash provided by operating activities	$9,572,340	$4,412,100
Cash provided by (used in) investing activities	(18,743,746)	183,416
Cash provided by financing activities	6,526,318	26,230,642
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,514,340)	(23,045,844)
Distributions paid	(3,713,840)	(3,917,908)

Net increase (decrease) in cash and cash equivalents	$(7,873,268)	$3,862,406

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash provided by investing activities is due to a significant investment in a joint venture. The increase in cash provided by financing activities is due to the increase in notes payable and the refinancing of Partnership properties. The Stock Repurchase Program expired in August 2009 which resulted in a significant decrease in the repurchase of shares in 2009 compared to 2008.

        On October 28, 2009 the Partnership invested approximately $15,926,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates. The term of the loan is four years with a provision requiring payment upon six months notice. The Partnership has pledged its ownership in 62 Boylston Street as security for this note. See Form 8-K filed on January 13, 2010 for more information regarding this acquisition.

        During 2009, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,136,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Westside Colonial, Hamilton Oaks, Redwood Hills, 1137 Commonwealth Ave, Brookside, and Dean Street, at a cost of $417,000, $294,000, $283,000, $238,000, $235,000, $194,000, and $167,000, respectively. The Partnership plans to invest approximately $2,200,000 in capital improvements in 2010.

        In 2009 the Partnership repurchased at total of 2,905 Class A Units, Class B Units and General Partnership Units at a total cost of $1,514,340 (2,324, 552 and 29 respectively). The purchase was funded from cash received from the refinancing of Partnership properties in 2009 and 2008.

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

        In April 2008, the Partnership sold the Coach Apartments, a 48-unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as "the Barn." The purchase price of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,000,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

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

        The Partnership paid quarterly distributions of $7.00 per Unit ($0.70 per Receipt) on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009. The total distributions paid during the year ended December 31, 2009 were $3,713,840 and $3,917,908 during the year ended December 31, 2008.

        In February 2010, the Partnership approved a distribution of $7.00 per Unit ($0.70 per Receipt) payable March 31, 2010.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

        As of December 31, 2009, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2009, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,669,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2009, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $286,129,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages and note payable mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. "Properties and Note 5 to the Consolidated Financial Statements—"Mortgage Notes Payable," Note 12 to the Consolidated Financial Statements—"Fair Value Measurements" and Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures."

        For additional disclosure about market risk, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

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

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2009. Our independent registered public accounting firm, Miller Wachman LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" filed under Part II, Item 8 of this report on Form 10-K.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2009.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	74	Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).
Harold Brown, Treasurer and Director (since 1984)	85	Sole proprietor, The Hamilton Company, Inc. (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).

Name and Position	Age	Other Position
Guilliaem Aertsen, IV, Director (since 2002)	62	Chief Executive Officer, Aertsen Ventures LLC (since 1999); Co-Chairman of AGS Realty Advisors (since 1999); Director and CFO of CineCast LLC (since 1999); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997); Chairman of the Board of Trustees of the Old South Church (1992-2002); Executive Vice President of BankBoston (1996-1998).
Conrad DiGregorio, Director (since 2002)	84	Member of Advisory Committee of the Partnership (1984) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Roberta Ornstein, Director (since 2007)	60	Senior Vice President and Managing Director, Scudder Investments/Deutsche Asset Management (1998-2005); Director and Chief Financial Officer, Summit Partners (1997-1998); Vice President, Liberty Financial (1996-1997); Senior Vice President, Shearson Lehman Brothers (1993-1994); Senior Vice President—Treasury Group, The Boston Company (1983-1993).
David Aloise, Director (since 2007)	55	Founder and principal of Aloise & Associates, LLC (since 2000); executive positions in the areas of C&I loan workout, real estate workout, corporate banking and small business banking at Bank Boston Corporation (1979-2000); Member of the Turnaround Management Association.

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

        Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year, Form 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons—either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act—failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year:

        The NERA 1994 Irrevocable Trust purchased 300 Depositary Receipts in April 2009, which were reported on Form 4 on March 4, 2010.

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

REPORT OF THE AUDIT COMMITTEE

        The Audit Committee of NewReal, Inc. (NewReal), which is the General Partner of New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), is currently comprised of Guilliaem Aertsen, IV, David Aloise, and Roberta Ornstein, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter.

        The Partnership's management, which consists of NERA's General Partner, is responsible for the preparation of the Partnership's financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP ("Miller Wachman") acts as the Partnership's independent auditor and is responsible for conducting an independent audit of the Partnership's annual financial statements, in accordance with generally accepted auditing standards, and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

        The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2009 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committee).

        In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

        Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2009 be included in the Partnership's annual report on form 10-K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise
Roberta Ornstein

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2009. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

        Specifically, the Partnership Agreement provides that the General Partner, or any management entity employed by the General Partner, is entitled to a management fee equal to 4% (2% at Dexter Park and 3% at Linewt) of the rental and other operating income from the Partnership Properties and a mortgage servicing fee equal to 0.5% of the unpaid principal balance of any debt instruments received, held and serviced by the Partnership (the "Management Fee"). The Partnership Agreement also authorizes the General Partner to charge to the Partnership its cost for employing professionals to assist with the administration of the Partnership Properties (the "Administrative Fees"). The Administrative Fee is not charged against the Management Fee. In addition, upon the sale or disposition of any Partnership Properties, the General Partner, or any management entity which is the effective cause of such sale, is entitled to a commission equal to 3% of the gross sale price (the "Commission"), provided that should any other broker be entitled to a commission in connection with the sale, the commission shall be the difference between 3% of the gross sale price and the amount to be paid to such broker.

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2009 was approximately $1,339,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $50,000 in 2009.

        In 2009, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $663,000 inclusive of construction supervision and architectural fees of approximately $50,000, repairs and maintenance service fees of approximately $400,000, and legal fees of approximately $210,000. The Partnership also paid Hamilton approximately $125,000 for accounting services and approximately $2,600 for construction costs capitalized in rental properties. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $473,000 from the 50% owned Investment Properties of which approximately $323,000 was the management fee, approximately $4,000 was for construction supervision and architectural fees, approximately $103,000 was for maintenance services, $23,000 for legal services, and $17,000 for construction costs. Also, the Hamilton Company received approximately $850 in legal fees from the sales of units.

        The Advisory Committee held six meetings during 2009, and a total of $16,500 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2009 and a total of $12,000 was paid for attendance and participation in such meetings.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 3, 2010, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 3, 2010, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 1,006,492 Depositary Receipts had been issued to 975 record holders. As of March 3, 2010, there were issued and outstanding 5,228 Class A Units (not including the Depositary Receipts) held by 259 limited partners, 25,146 Class B Units and 1,323 General Partnership Units held by the persons listed below. During 2008, 332 Class A Units were exchanged for 3,320 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2009 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown		(1)(2)		(1)(2)	18,859		75	%(3)		(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Harold Brown 1999 Revocable Trust		(2)		(2)
c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116
NERA 1994 Irrevocable Trust		(1)		(1)		(3)		(3)	0		0
c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116
Ronald Brown	2,480	(5)	2.34	(5)	6,286		25%			(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0		0
175 West Brookline Street Boston, MA 02118
Conrad DiGregorio	0		0		0		0		0		0
34 Gladstone Street East Boston, MA 02128

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
David Aloise	0		0		0		0		0		0
241 Cottage Park Road Winthrop, MA 02152
Roberta Ornstein	178		0.17%		0		0		0		0
20 Webster Street Brookline, MA 02446
NewReal, Inc.	333		0.31%		0		0		1,340		100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	34,919	(6)	32.98	(6)	25,145	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,236	(8)	5.89	%(8)	0		0		0		0
50 Udine Street Arlington, MA 02476

(1)
As of March 3, 2010, 99,283 Depositary Receipts are held of record by the NERA 1994 Irrevocable Trust (the "1994 Trust"), The beneficiaries of the Trust are trusts for the benefit of children of Mr. Brown. During his lifetime, Mr. Brown is entitled to receive the income from the Trust and has the right to reacquire the Depositary Receipts held by the Trust provided that substitute assets are transferred to the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 9,928 Class A Units (approximately 9.38% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 9,928 Class A Units (approximately 9.38% of the outstanding Class A Units). Mr. Brown currently has no voting or investment power over the Depositary Receipts held by the Trust and disclaims beneficial ownership of such Depositary Receipts. Sally E. Michael and Robert Somma, as trustees of the Trust (the "Trustees"), share voting and investment power over the Depositary Receipts held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 99,283 Depositary Receipts held by the Trust. The Trustees have no pecuniary interest in the Depositary Receipts held by the Trust and disclaim beneficial ownership of such Depositary Receipts.

(2)
On October 15, 2009, the Harold Brown 1999 Revocable Trust effected an equity exchange with the NERA 1994 Irrevocable Trust pursuant to which the 1994 Trust transferred 220,000 Depositary Receipts to the 1999 Trust in exchange for property ownership interests held by the 1999 Trust. As of March 3, 2010, 220,000 Depositary Receipts are held of record by the Harold Brown 1999 Revocable Trust. Harold Brown is the sole beneficiary of the 1999 Trust during his lifetime and is a co-trustee of the 1999 Trust and exercises voting and dispositive control over the Depositary Receipts beneficially owned by the Trust Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 22,000 Class A Units (approximately 20.78% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 22,000 Class A Units (approximately 20.78% of the outstanding Class A Units).

(3)
Consists of Class B Units held by the Trust. See Note (1) above. Harold Brown currently has no voting or investment power over the Class B Units held by the Trust and disclaims beneficial ownership of such Class B Units. The Trustees share voting and investment power over the Class B Units held by the Trust, subject to the provisions of the Trust, and thus may each be deemed to beneficially own the 18,859 Class B Units held by the Trust. The Trustees have no pecuniary interest in the Class B Units held by the Trust and disclaim beneficial ownership of such Class B Units.

(4)
Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,340 of the General Partnership Units held of record by NewReal, Inc.

(5)
Consists of 24,801 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,480 Class A Units.

(6)
Consists of the Class A Units described in Notes (1) and (4) above, plus New Real, Inc. and Ms. Ornstein, as indicated in the table.

(7)
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Harold Brown and Ronald Brown are brothers.

        Guilliaem Aertsen and Roberta Ornstein are married.

        There are no other family relationships among any of our directors. Messrs. Aertsen, DiGregorio, Aloise and Ms. Ornstein, representing a majority of our directors, are determined to be independent under the rules of the NYSE Amex Exchange and the SEC. The board holds regularly scheduled meetings.

        The Partnership invested approximately $33,926,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has between a 40% and 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 60% and the President and five employees of the management company own between 0% and 6.8% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2009 and has reported on the 2009 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Audit Fees
Recurring annual audits, audit of internal control and quarterly Reviews	$242,000	$235,000

Subtotal	242,000	235,000

Other Audit Related Fees	—	—

Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	$80,000	$70,000
Tax Planning and research	—	—

Subtotal	80,000	70,000

Other Fees	—	—

Total Fees	$322,000	$305,000

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2009 and 2008 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at December 31, 2009 and 2008

      Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

      Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2009, 2008 and 2007

      Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

      Notes to Consolidated Financial Statements

    2.
    Consolidated Financial Statement Schedules:

      Valuation and Qualifying Accounts

      Other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

  (b)
  Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

 SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
INCOME STATEMENT INFORMATION
Revenues	$33,234,485	$32,297,145	$30,942,626	$30,704,638	$30,297,773
Expenses	22,064,509	22,513,472	22,274,584	21,952,771	21,136,041
Income before other income and discontinued operations	11,169,976	9,783,673	8,668,042	8,751,867	9,161,732
Other (Loss)	(9,557,438)	(13,190,223)	(7,474,451)	(7,398,264)	(5,870,046)
Income (loss)before discontinued operations	1,612,538	(3,406,550)	1,193,591	1,353,603	3,291,686
Discontinued operations	—	9,988,261	(6,859)	49,597	6,163,993
Net Income	1,612,538	6,581,711	1,186,732	1,403,200	9,455,679
Income (loss)before discontinued operations per Unit	12.13	(24.73)	6.95	7.81	18.97
Discontinued operations per Unit	—	72.50	(0.04)	0.29	36.61
Net Income per Unit	12.13	47.77	6.91	8.10	54.58
Distributions to Partners per Unit	28.00	28.00	28.00	28.00	28.00
Net Income per Depositary Receipt	1.21	4.78	0.69	0.81	5.46
Distributions to Partners per Depositary Receipt	2.80	2.80	2.80	2.80	2.80
BALANCE SHEET INFORMATION
Real Estate, gross	150,411,555	150,344,799	147,125,551	144,801,927	143,662,572
Real Estate, net	95,971,937	98,560,454	96,730,044	98,283,838	102,209,561
Total Assets	129,089,736	125,243,457	124,391,770	130,483,310	135,053,940
Total Debt Outstanding	144,809,354	138,160,262	113,579,904	114,659,052	115,585,241
Partners' Capital	(21,332,824)	(17,717,182)	2,664,859	11,642,003	15,082,019

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2009	2008	2007	2006	2005
Residential
Units	2,269	2,269	2,377	2,377	2,377
Vacancies	63	67	46	32	23
Vacancy rate	2.8%	3.0%	1.3%	1.3%	1.0%
Commercial
Total square feet	114,395	114,395	90,848	84,998	84,998
Vacancy (in square feet)	2,384	0	0	0	0
Vacancy rate	2.0%	0%	0%	0%	0%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

        In our opinion, the accompanying consolidated balance sheets at December 31, 2009 and 2008 and the consolidated statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2009, present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership and its Subsidiaries, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ MILLER WACHMAN LLP Boston, Massachusetts March 11, 2010

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Rental Properties	$95,971,937	$98,560,454
Cash and Cash Equivalents	2,879,663	10,752,931
Rents Receivable	1,038,820	553,392
Real Estate Tax Escrows	311,582	275,619
Prepaid Expenses and Other Assets	2,857,288	3,018,714
Investments in Unconsolidated Joint Ventures	24,964,453	11,023,611
Financing and Leasing Fees	1,065,993	1,058,736

Total Assets	$129,089,736	$125,243,457

LIABILITIES AND PARTNERS' CAPITAL
Note Payable	$7,168,600	$—
Mortgage Notes Payable	137,641,354	138,160,262
Accounts Payable and Accrued Expenses	2,195,245	1,592,610
Advance Rental Payments and Security Deposits	3,417,361	3,207,767

Total Liabilities	$150,422,560	$142,960,639
Commitments and Contingent Liabilities (Notes 3 and 9)
Partners' Capital 132,346 and 135,251 units outstanding in 2009 and 2008, respectively	(21,332,824)	(17,717,182)

Total Liabilities and Partners' Capital	$129,089,736	$125,243,457

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
Revenues
Rental income	$32,812,022	$31,898,117	$30,556,042
Laundry and sundry income	422,463	399,028	386,584

	33,234,485	32,297,145	30,942,626

Expenses
Administrative	1,800,798	1,726,610	1,605,604
Depreciation and amortization	5,838,246	6,367,596	6,757,893
Management fees	1,339,252	1,316,594	1,254,289
Operating	4,061,342	4,250,345	4,038,132
Renting	528,154	495,822	486,464
Repairs and maintenance	4,813,105	4,883,987	4,731,373
Taxes and insurance	3,683,612	3,472,518	3,400,829

	22,064,509	22,513,472	22,274,584

Income Before Other Income and Discontinued Operations	11,169,976	9,783,673	8,668,042

Other Income (Loss)
Interest expense	(7,940,002)	(7,704,843)	(7,340,580)
Interest income	48,948	172,133	382,154
Casualty income (loss)	15,696	(7,439)	(189,633)
Mortgage prepayment penalties	—	(4,487,706)	—
(Loss) from investments in unconsolidated joint ventures	(1,687,258)	(1,075,675)	(326,392)
Other	5,178	(86,693)	—

	(9,557,438)	(13,190,223)	(7,474,451)

Income From Continuing Operations	1,612,538	(3,406,550)	1,193,591

Discontinued Operations
Income (loss) from discontinued operations	—	(110,866)	93,141
Gain (loss) on sale of real estate from discontinued operations	—	10,099,127	(100,000)

	—	9,988,261	(6,859)

Net Income	$1,612,538	$6,581,711	$1,186,732

Income per Unit
Income (loss) before discontinued operations	$12.13	$(24.73)	$6.95
Income (loss) from discontinued operations	—	72.50	(0.04)

Net Income per Unit	$12.13	$47.77	$6.91

Weighted Average Number of Units Outstanding	132,966	137,772	171, 822

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

							Partner's Capital
			Units
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2007	144,180	34,243	1,802	180,225	6,973	173,252	$9,310,672	$2,214,737	$116,594	$11,642,003
Distribution to Partners	—	—	—	—	—	—	(3,826,535)	(908,802)	(47,832)	(4,783,169)
Stock Buyback	—	—	—	—	7,136	(7,136)	(5,380,707)	—	—	(5,380,707)
Net Income	—	—	—	—	—	—	949,386	225,479	11,867	1,186,732

Balance, December 31, 2007	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(3,134,326)	(744,403)	(39,177)	(3,917,907)
Stock Buyback					30,865	(30,865)	(22,391,934)	(569,552)	(84,358)	(23,045,844)
Stock Transfer							5,034,331	(4,834,249)	(200,083)	—
Net Income	—	—	—	—	—	—	5,265,369	1,250,525	65,817	6,581,711

Balance December 31, 2008	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(2,971,072)	(705,630)	(37,138)	(3,713,840)
Stock Buyback	—	—	—	—	2,905	(2,905)	(1,214,734)	(284,626)	(14,980)	(1,514,340)
Net Income	—	—	—	—	—	—	1,290,030	306,382	16,125	1,612,538

Balance, December 31, 2009	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,824)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$1,612,538	$6,581,711	$1,186,732

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,838,246	6,465,057	6,964,885
Loss from investments in joint ventures	1,687,258	1,075,675	326,392
(Gain) on sale of real estate from discontinued operations	—	(10,064,717)	—
(Gain) on the sale of equipment	(8,157)	—	—
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	(485,428)	(47,523)	74,769
Increase (Decrease) in accounts payable and accrued expense	602,635	(153,656)	456,624
(Increase) Decrease in real estate tax escrow	(35,963)	207,391	343,291
Decrease (Increase) in prepaid expenses and other assets	151,617	316,717	(993,778)
Increase in advance rental payments and security deposits	209,594	31,445	283,710

Total Adjustments	7,959,802	(2,169,611)	7,455,893

Net cash provided by operating activities	9,572,340	4,412,100	8,642,625

Cash Flows From Investing Activities
(Investment in) unconsolidated joint ventures	(15,953,100)	—	(45,000)
Proceeds from unconsolidated joint ventures	325,000	2,912,500	2,900,000
Purchase and improvement of rental properties	(3,136,296)	(10,127,289)	(6,361,745)
Net proceeds from the sale of rental property	20,650	7,398,205	—

Net cash (used in)provided by investing activities	(18,743,746)	183,416	(3,506,745)

Cash Flows From Financing Activities
Proceeds (payment) of notes payable	7,168,600	(3,224,419)	3,224,419
Payment of financing costs	(123,374)	(896,962)	—
Proceeds of mortgage notes payable	300,000	31,048,556	—
Principal payments of mortgage notes payable	(818,908)	(696,533)	(1,079,148)
Stock buyback	(1,514,340)	(23,045,844)	(5,380,707)
Distributions to partners	(3,713,840)	(3,917,908)	(4,783,169)

Net cash provided by (used in) financing activities	1,298,138	(733,110)	(8,018,605)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,873,268)	3,862,406	(2,882,725)
Cash and Cash Equivalents, at beginning of year	10,752,931	6,890,525	9,773,250

Cash and Cash Equivalents, at end of year	$2,879,663	$10,752,931	$6,890,525

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

        Accounting Standards:    On July 1, 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification ("ASC 105-10"), General Accepted Accounting Principles ("ASC 105-10"). ASC 105-10 established the FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership has implemented the Codification in this report by providing references to the Codification topics, as appropriate.

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has between a 40-50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

        The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and the determination of which business enterprise, if any, should consolidate the VIE (the "primary beneficiary"). Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Partnership's rental properties or investments in unconsolidated subsidiaries may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

        Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

        Rental Properties:    Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight-line and accelerated methods over their estimated useful lives. Upon acquisition of rental

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Partnership allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2009, 2008, or 2007 other than net income as reported.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2009, 2008, or 2007. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At December 31, 2009, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.05% to 1.44%. At December 31, 2009 and December 31, 2008, respectively approximately $4,026,000 and $10,300,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $78,829, $102,068 and $119,494 in 2009, 2008 and 2007, respectively.

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

        Interest Capitalized:    The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the year ended December 31, 2009, 2008 and 2007 there was no capitalized interest.

        Extinguishment of Debt:    When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different then they are recorded as an extinguishment of debt. However if it is determined that the refinancing is substantially the same then they are recorded as an exchange of debt. All refinancings qualify as extinguishment of debt.

        Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Subsequent Events:    The Partnership has evaluated subsequent events through March 11, 2010, the date the financial statements were issued.

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2009, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2009, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at December 31, 2009 with a total of 799 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

        Rental properties consist of the following:

	December 31, 2009	December 31, 2008	Useful Life
Land, improvements and parking lots	$26,072,100	$25,997,753	15–40 years
Buildings and improvements	111,016,179	110,467,865	15–40 years
Kitchen cabinets	3,977,528	4,254,120	5–10 years
Carpets	3,506,481	3,650,238	5–10 years
Air conditioning	882,354	900,610	7–10 years
Laundry equipment	367,209	216,629	5–7 years
Elevators	984,506	984,506	20 years
Swimming pools	157,489	126,275	10 years
Equipment	2,087,287	1,690,142	5–7 years
Motor vehicles	142,520	139,453	5 years
Fences	51,882	163,907	5–10 years
Furniture and fixtures	1,063,897	1,641,487	5–7 years
Smoke alarms	102,123	111,814	5–7 years

	150,411,555	150,344,799
Less accumulated depreciation	(54,439,618)	(51,784,345)

	$95,971,937	$98,560,454

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2. RENTAL PROPERTIES (Continued)

        Real estate and accumulated depreciation as of December 31, 2009 is:

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$2,550,000	$62,700	$837,318	$784,990	$62,700	$1,622,308	$1,685,008	$1,117,410	Sept. 1977
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$6,753,792	$2,112,000	$15,346,903	$17,458,903	$7,648,637	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$1,907,560	$684,000	$3,116,000	$570,398	$684,000	$3,686,398	$4,370,398	$1,335,016	Oct. 2000
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$244,427	$44,965	$4,723,114	$4,768,079	$937,951	Sept. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,000,680	$177,610	$2,479,039	$2,656,649	$1,846,964	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$832,686	$342,000	$2,200,355	$2,542,355	$1,019,392	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$1,445,060	$1,410,000	$7,109,876	$8,519,876	$3,658,025	July 1995
Condominium Units—Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$47,431	$23,346	$238,238	$261,584	$222,231	Sept. 1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$1,006,210	$91,400	$1,746,570	$1,837,970	$1,198,314	Sept. 1977
Hamilton Cypress LLC Commercial—1031 Exchange Brookline, Massachusetts	$3,923,928	$2,362,596	$4,613,985	$797	$2,362,596	$4,614,782	$6,977,378	$204,458	Oct. 2008
Hamilton Linewt LLC Commercial—1031 Exchange Newton, Massachusetts	$1,638,861	$884,042	$2,652,127	$11,354	$884,042	$2,663,481	$3,547,523	$147,424	Nov. 2007
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$1,737,051	$2,175,000	$14,062,051	$16,237,051	$6,053,499	Dec. 1999
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$326,602	$156,000	$960,687	$1,116,687	$463,905	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$2,000,000	$385,000	$1,540,000	$1,129,084	$385,000	$2,669,084	$3,054,084	$1,572,016	Jan. 1995
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$779,496	$79,650	$1,064,044	$1,143,694	$728,523	Sept. 1977

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,485,565	$1,512,000	$5,701,480	$425,764	$1,512,000	$6,127,244	$7,639,244	$1,867,183	Jun. 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$1,381,111	$936,000	$5,143,124	$6,079,124	$2,644,252	July 1995
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$744,324	$46,181	$1,622,647	$1,668,828	$1,238,163	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$1,302,310	$72,525	$1,890,087	$1,962,612	$1,447,755	Sept. 1977
Redwood Hills L.P. Residential Units Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$2,208,024	$1,200,000	$7,018,628	$8,218,628	$3,477,411	July 1995
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$16,149,147	$4,686,728	$18,746,911	$(1,649,416)	$4,686,728	$17,097,495	$21,784,223	$4,514,346	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$6,000,000	$3,280,000	$4,920,000	$30,687	$3,280,000	$4,950,687	$8,230,687	$1,743,848	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$1,419,412	$1,335,000	$8,984,913	$10,319,913	$3,996,142	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$9,181,293	$461,300	$2,424,636	$5,489,316	$417,107	$7,913,952	$8,331,059	$5,356,754	Sept. 1977

	$137,641,354	$24,520,043	$97,914,116	$28,021,590	$24,475,851	$125,935,706	$150,411,557	$54,439,619

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements.

(3)
In 2009, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	15–40 years
Other Categories of Assets	5–20 years

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2. RENTAL PROPERTIES (Continued)

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2009	2008	2007
Rental Properties
Balance, Beginning	$150,344,799	$148,294,233	$144,801,927
Additions:
Buildings, improvements and other assets	3,136,296	10,074,551	6,361,745

	153,481,095	158,368,784	151,163,672
Deduct:
Write-off of retired or disposed assets	3,016,297	4,429,287	1,129,367
Rental properties held for sale and/or sold	53,243	3,594,698	2,908,754

Balance, Ending	$150,411,555	$150,344,799	$147,125,551

Accumulated Depreciation
Balance, Beginning	$51,784,346	$51,118,331	$46,518,089
Add:
Depreciation for the year	5,711,778	6,230,720	6,868,047

	57,496,124	57,349,051	53,386,136
Deduct:
Accumulated depreciation of retired or disposed assets	3,016,297	4,429,235	1,129,367
Accumulated depreciation of rental properties held for sale and/or sold	40,209	1,135,470	1,861,262

Balance, Ending	$54,439,618	$51,784,346	$50,395,507

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

        In April 2008, the Partnership sold the Coach Apartments, a 48-unit residential apartment complex located in Acton, Massachusetts. The sale price was $4,600,000, which resulted in a gain of approximately $3,800,000 and recorded in the second quarter of 2008. In October 2008, the Partnership purchased a fully occupied medical office building located in Brookline, Massachusetts, referred to as "the Barn." The purchase price of the Barn was $7,000,000 and it consists 20,000 square feet of commercial space. The Partnership utilized Section 1031 of the IRS code to affect a tax free exchange

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2. RENTAL PROPERTIES (Continued)

on the gain of Coach up to the purchase price of the Barn. This acquisition was funded from the assumption of the existing mortgage of approximately $4,000,000, the cash from the sale of Coach of approximately $2,600,000, and the balance of $400,000 was funded from cash reserves.

        As more fully described in Note 3, the Partnership sold the five condominiums located in Brookline, Massachusetts in 2008. The net proceeds from the sale of the five units were approximately $740,000 which resulted in a gain of approximately $240,000, which is included in gain from the sale of rental properties in 2008.

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership's properties and 3% on Linewt. Total fees paid were approximately $1,339,000, $1,327,000 and $1,310,000 in 2009, 2008, and 2007, respectively.

        The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2009, 2008 and 2007, approximately $788,000, $582,000, and $1,278,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2009 expenses referred to above, approximately $400,000 consisted of repairs and maintenance and $335,000 of administrative expense. Approximately $53,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2009, the Hamilton Company received approximately $473,000 from the Investment Properties of which approximately $323,000 was the management fee, approximately $22,000 was for construction supervision and architectural fees, approximately $105,000 was for maintenance services and approximately $23,000 was for administrative services. The management fee is equal to 4% of rental income on the majority of investment properties and 2% on Dexter Park.

        On January 1, 2004, all employees were transferred to the Management Company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,539,000, $2,270,000 and 2,104,000 for the years ended December 31, 2009, 2008 and 2007 respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2009, 2008 and 2007.

        In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership, receiving $50,000 during the years ended December 31, 2009, 2008 and 2007.

        The Partnership has invested in nine limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has between a 40% and 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 60%. See Note 14 for a description of the properties and their operations.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

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

        See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

        In 2008, the Partnership borrowed a total of approximately $8,510,000 from Harold Brown. Approximately $5,285,000 was used to repurchase depositary receipts and approximately $3,225,000 was

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

used to facilitate the purchase of Linewt. These loans were repaid in 2008 with interest of approximately $72,300.

        On October 28, 2009, the Partnership borrowed $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates. The term of the loan is four years with a provision requiring payment upon six month notice. The interest paid in 2009 was $77,659. This loan is collateralized by the Partnerships 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

        Approximately $1,499,000 and $1,382,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at December 31, 2009 and December 31, 2008, respectively.

        Included in prepaid expenses and other assets at December 31, 2009 and December 31, 2008 is approximately $829,000 and $984,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

        Financing and leasing fees of approximately $1,066,000 and $1,059,000 are net of accumulated amortization of approximately $450,000 and $363,000 at December 31, 2009 and December 31, 2008, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2009 and December 31, 2008, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2009, the fixed interest rates on these loans ranged from 4.25% to 7.63%, payable in monthly installments aggregating approximately $723,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At December 31, 2009, the weighted average interest rate on the above mortgages was 5.58%. The effective rate of 5.66% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2009 are as follows:

2010—current maturities	$874,000
2011	2,789,000
2012	993,000
2013	43,702,000
2014	14,543,000
Thereafter	74,740,000

$137,641,000

        In January 2008, the Partnership obtained a $1,700,000 mortgage on an unencumbered commercial property in Newton, Massachusetts known as Linewt LLC. The mortgage which matures in January 2018 requires interest only payments at 5.75% for the term of the mortgage.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

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

        In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts. The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% which ever is greater and matures five years from the date of closing. The interest rate as of December 31, 2009 was 4.25%. The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization. The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

        See Note 18 for a description of the refinancing of Brookside Associates LLP in March 2010.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2009, amounts received for prepaid rents of approximately $1,424,000 are included in cash and cash equivalents, and security deposits of approximately $1,499,000 are included in other assets and are restricted cash.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 7. PARTNERS' CAPITAL (Continued)

        In 2009, 2008 and 2007 the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt) each year.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2009	2008
Income (loss) per Depositary Receipt before Discontinued Operations	$1.21	$(2.47)
Income from Discontinued Operations	—	7.25

Net Income per Depositary Receipt after Discontinued Operations	$1.21	$4.78

Distributions per Depositary Receipt	$2.80	$2.80

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2009 are as follows:

Class A	38,303
Class B	9,097
General Partnership	479

47,879

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 8. TREASURY UNITS (Continued)

open market transactions or in privately negotiated transactions. As of December 31, 2009, the Partnership has repurchased 391,424 Depositary Receipts at an average price of $74.05 per receipt (or $740.50 per underlying Class A Unit), 1,560 Class B Units and 82 General Partnership Units, both at an average price of $580.71 per Unit, totaling approximately $29,941,000 including brokerage fees paid by the Partnership.

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

        During the year ended December 31, 2009, the Partnership purchased 23,240 receipts for $1,214,734, 552 Class B Units for $284,626 and 29 General Partnership units for $14,980.

        As of December 31, 2009, the equity repurchase program described above resulted in the Partnership having a negative Partners' Capital of approximately $21,333,000.

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2009, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 9% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2009 as follows:

Commercial Property Leases
2010	$2,833,000
2011	2,678,000
2012	2,068,000
2013	1,666,000
2014	1,331,000
Thereafter	1,630,000

$12,206,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $583,000, $477,000 and $366,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

        Rents receivable are net of an allowance for doubtful accounts of approximately $476,000, $460,000 and $558,000 at December 31, 2009, 2008 and 2007 respectfully. Included in rents receivable at December 31, 2009 is approximately $428,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

        Rents receivable also includes approximately $420,000 representing the straight-line of rental concession primarily related to the residential properties in the latter half of 2009.

        In 2009, rent at the commercial properties includes approximately $11,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2009, 2008 and 2007, cash paid for interest was approximately $7,941,000, $7,755,000 and $7,688,000 respectively.

        Non-cash financing activity—exchange of depositary receipts for Class B and General Partnership Units in 2009 (Note 8).

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

        At December 31, 2009 and 2008, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Financial Assets and Liabilities not Measured at Fair Value

        At December 31, 2009 and 2008 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

        At December 31, 2009 and 2008, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2009 and 2008, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

        The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2009	$137,641,354	$139,997,718
At December 31, 2008	$138,160,262	$143,432,532
Investment Properties
At December 31, 2009	$141,320,402	$141,110,705

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of a tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $300,000 greater than statement income for the year ended December 31, 2009 and approximately $7,500,000 less than statement income for the year ended December 31, 2008. The cumulative tax basis of the Partnership's real estate at December 31, 2009 is approximately $5,200,000 less than the statement basis. The primary reason for the lower tax basis is the acquisition of Linewt and Cypress Street utilizing tax free exchanges in 2008. The Partnership's tax basis in its joint venture investments is approximately $1,500,000 greater than statement basis. The tax

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 13. TAXABLE INCOME AND TAX BASIS (Continued)

free exchanges and mortgage prepayment penalties in 2008 generated substantial tax deductions in 2008, accordingly taxable income in future years may exceed statement income.

        Certain entities included in the Partnership's consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

        The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
GAAP net income	$1,613	$6,582	$1,187
Book/Tax differences from depreciation and amortization	(477)	(431)	741
Book/Tax differences on tax free exchanges	—	(6,808)	—
Book/Tax differences from Investment Properties	646	(75)	193
Increase (Decrease) in prepaid rent and allowances	153	(135)	46
Other	(9)	(81)	12

Taxable income (loss)	$1,926	$(948)	$2,179

        The Partnership adopted the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes. As a result of the implementation of the guidance, the Partnership recognized no material adjustments regarding its tax accounting treatment. The Partnership expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.

        In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2009, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which has invested in residential apartment complexes, with one partnership investing in commercial property. The Partnership has between a 40%- 50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 60%, with the balance owned by the others. A description of each investment is as follows:

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of January 25, 2010, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,668,000 at December 31, 2009. This investment is referred to as Hamilton Bay Apartments, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.23% at December 31, 2009) and is due in August 2011. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold the majority of units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. As of December 31, 2009, all of the 127 units have been sold. This investment is referred to as Hamilton 1025, LLC.

        In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006 This investment is referred to as Hamilton Minuteman, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

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

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2009, the remaining balance on the mortgage is approximately $16,402,000.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at December 31, 2009 of approximately $7,324,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409—unit residential complex. The purchase price was $129,500,000. The total mortgage is approximately $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates. The term of the loan is four years with a provision requiring payment upon six months notice. The Partnership has pledged its ownership in 62 Boylston Street as security for this note. See Form 8-K filed on January 13, 2010 for more information regarding this acquisition. This investment is referred to as Dexter Park.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	10,212,642	2,576,552	9,040,679	6,332,291	2,093,861	7,919,853	7,855,176	23,769,324	123,702,389	193,502,767
Cash & Cash Equivalents	17,655	21,217	14,685	20,740	11,113	12,803	38,601	138,342	985,842	1,260,998
Rent Receivable	25,059	—	(72)	9,224	1,747	632	860	5,517	82,950	125,917
Real Estate Tax Escrow	62,514	—	18,454	35,288	—	70,180	44,939	97,584	338,390	667,349
Due From Investment Properties	—	—	—	—	—	—	—	—	—	—
Prepaid Expenses & Other Assets	73,086	498	79,944	80,528	270,224	62,699	66,049	329,472	5,081,245	6,043,744
Financing & Leasing Fees	119,298	10,429	32,661	34,724	16,699	45,328	27,856	35,165	572,795	894,955

Total Assets	10,510,254	2,608,696	9,186,351	6,512,795	2,393,644	8,111,495	8,033,480	24,375,403	130,763,610	202,495,730

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,324,049	5,000,000	1,668,000	4,750,000	5,500,000	16,402,353	89,914,000	141,320,402
Due to Investment Properties	—	—	—	—	—	—	—	—	—	—
Accounts Payable & Accrued Expense	47,581	10,415	69,064	45,925	19,108	6,726	74,835	236,076	753,668	1,263,399
Advance Rental Pmts & Security Dep	132,405	—	127,113	64,612	17,386	79,797	54,026	226,381	1,577,637	2,279,358

Total Liabilities	8,779,986	2,172,415	7,520,226	5,110,537	1,704,494	4,836,523	5,628,861	16,864,810	92,245,305	144,863,159

Partners' Capital	1,730,268	436,281	1,666,125	1,402,258	689,150	3,274,972	2,404,619	7,510,593	38,518,305	57,632,571

Total Liabilities & Capital	10,510,254	2,608,696	9,186,351	6,512,795	2,393,644	8,111,495	8,033,480	24,375,403	130,763,610	202,495,730

Partners' Capital—NERA 50%	865,134	218,140	833,063	701,129	344,575	1,637,486	1,202,309	3,755,297	—	9,557,133

NERA 40%									15,407,322	15,407,322

										24,964,455

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through January 25, 2010	—	—	—	127	105	—	—	—		232

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of January 25, 2010	—	—	—	—	0	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	1,134,884	280,104	1,082,077	793,714	227,568	810,958	757,707	2,415,312	1,912,267	9,414,590
Laundry and Sundry Income	8,036	—	1,785	—	—	—	567	21,818	15,846	48,052

	1,142,920	280,104	1,083,862	793,714	227,568	810,958	758,275	2,437,130	1,928,113	9,462,642

Expenses
Administrative	16,822	15,445	26,372	23,363	10,182	15,722	8,889	37,605	122,516	276,917
Depreciation and Amortization	427,173	5,046	428,975	312,679	106,626	393,421	457,624	1,499,119	1,690,998	5,321,660
Management Fees	45,914	11,183	43,832	31,443	8,959	31,961	29,566	99,298	54,257	356,412
Operating	127,210	—	60,067	3,870	604	3,987	75,303	351,567	173,464	796,073
Renting	32,766	—	49,469	7,153	869	2,037	4,230	14,104	13,458	124,085
Repairs and Maintenance	106,835	4,430	97,170	264,235	57,586	255,744	78,526	309,454	81,615	1,255,595
Taxes and Insurance	142,235	66,638	81,055	131,072	44,410	138,582	102,373	302,142	192,386	1,200,893

	898,955	102,742	786,940	773,815	229,235	841,454	756,510	2,613,290	2,328,694	9,331,635

Income Before Other Income	243,965	177,362	296,922	19,899	(1,668)	(30,496)	1,764	(176,160)	(400,582)	131,007

Other Income (Loss)
Interest Expense	(508,100)	(63,839)	(514,585)	(288,926)	(100,188)	(271,333)	(317,266)	(873,855)	(904,260)	(3,842,352)
Interest Income	2	0	56	76	695	0	1	3	9,455	10,289
Interest Income from Note	—	—	—	—	13,720	—	—	—	—	13,720
Gain on Sale of Real Estate	—	—	—	—	53,989	—	—	—	—	53,989
Other Income (Expenses)	—	—	—	—	—	—	—	—	(309)	(309)

	(508,098)	(63,839)	(514,529)	(288,850)	(31,784)	(271,333)	(317,265)	(873,852)	(895,113)	(3,764,663)

Net Income (loss)	(264,132)	113,523	(217,607)	(268,951)	(33,452)	(301,829)	(315,500)	(1,050,012)	(1,295,695)	(3,633,656)

Net Income (loss)—NERA 50%	(132,066)	56,762	(108,803)	(134,476)	(16,726)	(150,915)	(157,750)	(525,006)	—	(1,168,980)

NERA 40%									(518,278)	(518,278)

										(1,687,258)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2009 are as follows:

Period End	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Park Towers	Total
December 31, 2010	35,903		147,222					250,827		433,952
December 31, 2011	111,951	2,162,000	157,708	4,513				261,897	194,705	2,892,773
December 31, 2012	118,608		168,941	60,747		52,396	66,528	278,413	1,206,869	1,952,501
December 31, 2013	125,660		6,850,179	65,157	1,668,000	66,163	71,363	293,392	1,275,835	10,415,749
December 31, 2014	133,132			69,003		69,944	75,575	309,178	1,348,741	2,005,573
Thereafter	8,074,746			4,800,580		4,561,497	5,286,534	15,008,646	85,887,850	123,619,853

	8,600,000	2,162,000	7,324,049	5,000,000	1,668,000	4,750,000	5,500,000	16,402,353	89,914,000	141,320,402

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2008

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,589,378	2,576,552	9,336,147	6,628,614	2,332,236	8,222,978	8,282,900	25,212,271		73,181,077
Cash & Cash Equivalents	34,463	280	844	164,181	743	7,352	19,119	5,972		232,955
Rent Receivable	3,743	—	8,500	(94)	127	(978)	(1,221)	1,524		11,601
Real Estate Tax Escrow	57,503	—	22,057	41,079	—	47,879	32,075	94,937		295,530
Due From Investment Properties	50,000	—	—	90,000	100,960	40,000	—	230,000		510,960
Prepaid Expenses & Other Assets	71,984	1,423	73,973	63,631	223,923	51,619	61,666	352,429		900,647
Financing & Leasing Fees	50,147	109,015	40,828	39,751	21,763	51,690	33,233	43,250		389,676

Total Assets	10,857,218	2,687,271	9,482,349	7,027,162	2,679,752	8,420,541	8,427,772	25,940,382	—	75,522,446

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,461,483	5,000,000	1,808,000	4,750,000	5,500,000	16,640,374		51,921,857
Due to Investment Properties	—	—	425,000	—	40,000	960	45,000	—		510,960
Accounts Payable & Accrued Expense	55,151	8,744	64,525	7,827	18,617	17,891	39,716	171,783		384,255
Advance Rental Pmts & Security Dep	136,435		119,609	58,125	18,533	76,888	57,937	190,620		658,147

Total Liabilities	8,791,586	2,170,744	8,070,616	5,065,952	1,885,150	4,845,740	5,642,653	17,002,777	—	53,475,219
Partners' Capital	2,065,632	516,527	1,411,732	1,961,209	794,602	3,574,801	2,785,119	8,937,605	—	22,047,226

Total Liabilities and Capital	10,857,218	2,687,271	9,482,349	7,027,162	2,679,752	8,420,541	8,427,772	25,940,382	—	75,522,446

Partners' Capital—NERA 50%	1,032,816	258,264	705,866	980,605	397,301	1,787,400	1,392,560	4,468,803	—	11,023,611

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	137	758
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	137	761
Units to be retained	49	1	40	49	—	48	42	148	—	377

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through February 2, 2009	—	—	—	127	105	—	—	—	137	369

Balance of unsold units				—	15				—	15
Unsold units with deposits for future sale as of February 2, 2009	—	—	—	—	1	—	—	—	—	1

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year Ended December 31, 2008

	Hamilton Essex 81	Hamilton Essex Development,	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilto Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	678,687	795,075	1,042,386	795,927	224,595	816,009	753,993	2,353,792	1,747	7,462,210
Laundry and Sundry Income	1,433	1,200	1,736	—	—	—	2,808	19,505	—	26,683

	680,120	796,275	1,044,123	795,927	224,595	816,009	756,801	2,373,297	1,747	7,488,893

Expenses
Administrative	11,083	5,382	37,463	18,376	9,944	12,032	4,597	56,078	3,839	158,794
Depreciation and Amortization	431,753	20,226	385,168	363,898	158,574	390,865	517,958	1,549,671	7,019	3,825,132
Management Fees	34,981	32,413	42,539	31,868	9,799	32,308	29,309	97,527	51	310,793
Operating	88,850	62,246	62,660	1,461	1,717	1,085	64,790	362,065	214	645,088
Renting	8,898	15,700	54,014	5,416	1,755	2,521	3,786	30,794	—	122,884
Repairs and Maintenance	42,527	72,451	80,362	325,415	146,157	264,104	97,316	408,826	5,828	1,442,987
Taxes and Insurance	123,694	76,160	93,576	125,898	54,094	115,782	121,866	316,355	4,861	1,032,284

	741,786	284,578	755,782	872,332	382,040	818,698	839,621	2,821,316	21,811	7,537,963

Income (loss) Before Other Income	(61,666)	511,697	288,341	(76,404)	(157,445)	(2,689)	(82,820)	(448,019)	(20,064)	(49,070)

Other Income (Loss)
Interest Expense	(481,505)	(130,336)	(523,400)	(289,626)	(86,675)	(271,992)	(318,108)	(887,633)	(7)	(2,989,281)
Interest Income	1,456	101	261	705	4,156	480	263	1,484	2,640	11,546
Gain on Sale of Real Estate	—	—	—	172,993	354,415	—	—	12,925	335,124	875,456
	(480,049)	(130,235)	(523,139)	(115,928)	271,896	(271,512)	(317,845)	(873,224)	337,757	(2,102,278)

Net Income (Loss)	(541,714)	381,461	(234,798)	(192,332)	114,450	(274,201)	(400,665)	(1,321,242)	317,693	(2,151,348)

Net Income (loss)—NERA 50%	(270,857)	190,731	(117,399)	(96,166)	57,225	(137,101)	(200,333)	(660,621)	158,846	(1,075,674)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2007

	Hamilton Essex 81	, Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,728,159	2,844,386	9,266,065	7,193,537	4,524,703	8,574,433	8,735,432	25,498,116	2,069,379	79,434,209
Cash & Cash Equivalents	2,543	76,538	5,147	105,981	27,897	44,409	4,273	3,690	409,583	680,060
Rent Receivable	23,819	153,563	—	(499)	4,400	(833)	—	9,948	102	190,499
Real Estate Tax Escrow	19,052	—	23,444	47,075	—	29,692	18,759	416,713	—	554,734
Due From Investment Properties	—	—	—	999,927	—	—	—	—	1,130,591	2,130,518
Prepaid Expenses & Other Assets	127,482	2,877	107,986	63,405	110,451	37,307	72,200	319,805	706	842,219
Financing & Leasing Fees	117,609	38,890	48,994	44,777	—	58,052	38,275	51,946	3,068	401,610

Total Assets	11,018,663	3,116,256	9,451,635	8,454,203	4,667,450	8,743,060	8,868,938	26,300,216	3,613,430	84,233,851

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	7,762,000	3,000,000	7,589,778	5,000,000	582,828	4,750,000	5,500,000	16,825,000	—	51,009,607
Due to Investment Properties	—	—	25,000	—	1,599,927	—	75,000	430,591	—	2,130,518
Accounts Payable & Accrued Expense	48,229	23,024	71,176	7,759	109,328	7,796	45,554	125,821	11,814	450,501
Advance Rental Pmts & Security Dep	110,254	24,000	119,151	62,903	20,215	81,261	47,599	152,948	1,318	619,650

Total Liabilities	7,920,483	3,047,024	7,805,106	5,070,662	2,312,298	4,839,057	5,668,153	17,534,360	13,132	54,210,275
Partners' Capital	3,098,180	69,231	1,646,529	3,383,541	2,355,151	3,904,003	3,200,785	8,765,856	3,600,298	30,023,575

Total Liabilities and Capital	11,018,663	3,116,256	9,451,635	8,454,203	4,667,450	8,743,060	8,868,938	26,300,216	3,613,430	84,233,851

Partners' Capital—NERA 50%	1,549,090	34,616	823,265	1,691,770	1,177,576	1,952,001	1,600,393	4,382,928	1,800,149	15,011,786

Total units/ condominiums	48	1	40	176	120	48	42	146	137	758
Units to be retained	48	1	40	49	—	48	42	146	—	374

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through February 1, 2008	—	—	—	124	92	—	—	—	132	348

Balance of unsold units	—	—		3	28	—			5	36
Unsold units with deposits for future sale as of February 1, 2008	—	—	—	1	2	—	—	—	3	6

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year Ended December 31, 2007

	Hamilton Essex 81,	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	$938,978	$517,331	$1,012,137	$800,740	$672,544	$637,856	$731,160	$2,345,736	$205,146	$7,861,629
Laundry and Sundry Income	1,571	3,804	3,285	—	—	—	751	17,144	—	26,554

	940,549	521,135	1,015,422	800,740	672,544	637,856	731,911	2,362,880	205,146	7,888,182

Expenses
Administrative	9,090	10,395	26,316	22,818	37,413	12,463	54,917	51,461	16,601	241,474
Depreciation and Amortization	293,828	127,042	336,094	365,576	585,042	271,789	541,277	1,579,843	217,113	4,317,604
Management Fees	38,989	15,767	42,648	35,165	26,992	29,073	29,882	95,218	8,183	321,918
Operating	81,458	40,205	60,888	3,387	14,074	1,177	72,240	305,128	4,869	583,427
Renting	2,600	14,092	47,655	4,927	1,864	5,065	4,237	13,250	—	93,691
Repairs and Maintenance	45,916	51,525	79,050	270,217	320,331	202,699	85,215	351,000	145,255	1,551,208
Taxes and Insurance	112,496	60,319	88,208	151,350	170,239	114,780	71,555	288,929	76,397	1,134,273

	584,378	319,346	680,860	853,440	1,155,956	637,046	859,322	2,684,829	468,417	8,243,594

Income Before Other Income	356,171	201,789	334,562	(52,700)	(483,412)	810	(127,411)	(321,949)	(263,271)	(355,411)

Other Income (Loss)
Interest Expense	(493,687)	(247,503)	(531,570)	(288,307)	(523,180)	(238,732)	(322,974)	(887,884)	(50,151)	(3,583,987)
Interest Income	2,164	126	976	13,437	109	954	5,470	720	21,458	45,415
Gain on Sale of Real Estate	—	—	—	764,548	1,320,114	—	—	—	1,193,968	3,278,630
Other Expenses	—	—	—	(37,428)	—	—	—	—	—	(37,428)

	(491,523)	(247,377)	(530,594)	452,250	797,043	(237,778)	(317,504)	(887,164)	1,165,275	(297,370)

Net Income (Loss)	$(135,353)	(45,588)	$(196,032)	$399,551	$313,632	$(236,969)	$(444,915)	$(1,209,113)	$902,004	$(652,783)

Net Income (loss)—NERA 50%	$(67,676)	$(22,794)	$(98,016)	$199,775	$156,816	$(118,484)	$(222,457)	$(604,556)	$451,002	$(326,391)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"), which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from ASC 860, Transfers and Servicing (formerly SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"), and (2) responds to concerns about the application of certain key provisions of ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities"), including concerns over the transparency of enterprises' involvement with variable interest entities ("VIEs"). SFAS 167 is effective beginning on January 1, 2010. The adoption of SFAS 167 is not expected to have a material impact on our financial statements.

        In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"), which provides amendments to Topic 820. ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in the fourth quarter 2009 for a calendar year entity. The Partnership is currently evaluating the impact of ASU 2009-05 on its financial position, results of operations, cash flows and disclosures.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the year ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Total Revenues	—	$243,470	$1,434,742

Operating and other expenses		(256,875)	(1,115,461)
Depreciation and amortization	—	(97,461)	(226,140)

	—	(354,336)	(1,341,601)

Income (loss) from discontinued operations	—	$(110,866)	$93,141

	Year Ended December 31,
	2009	2008	2007
Gain (loss) on sale of rental property	$0	$10,099,127	$(100,000)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total
Revenue	$8,460,695	$8,276,347	$8,209,566	$8,287,877	$33,234,485
Expenses	5,735,286	5,270,939	5,621,419	5,436,865	22,064,509

Income Before Other Income	2,725,409	3,005,408	2,588,147	2,851,012	11,169,976
Other Income (Loss)	(2,205,324)	(2,227,433)	(2,288,842)	(2,835,839)	(9,557,438)

Net Income	$520,085	$777,975	$299,305	$15,173	$1,612,538

Net Income (Loss) per Unit	$3.87	$5.86	$2.26	$0.11	$12.13
Net Income per Depositary Receipt	$0.39	$0.59	$0.23	$0.01	$1.21

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total
Revenue	$7,997,917	$8,008,090	$8,077,387	$8,213,751	$32,297,145
Expenses	5,766,105	5,468,945	5,698,327	5,580,095	22,513,472

Income Before Other Income	2,231,812	2,539,145	2,379,060	2,633,656	9,783,673
Other Income (Loss)	198,192	1,034,501	(2,154,676)	(2,279,979)	(3,201,962)

Net Income	$2,430,004	$3,573,646	$224,384	$353,677	$6,581,711

Net Income per Unit	$16.05	$27.02	$1.69	$3.01	$47.77
Net Income per Depositary Receipt	$1.61	$2.70	$0.17	$0.30	$4.78

New England Realty Associates Limited Partnership
Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe (a)	Balance at end of Period
Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	460,327	356,686	—	341,329	475,684
Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	557,836	201,600	—	299,109	460,327
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	494,298	356,670	—	293,132	557,836

(a)
Uncollectible accounts written off

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 18. SUBSEQUENT EVENTS

        On March 1, 2010, the Partnership received a commitment to refinance the Brookside Apartments. The new loan will be $2,820,000, maturing in 2020 with an interest rate of 5.81%. The loan calls for interest only payments for the first two years and will be amortized over 30 years for the remainder of the term. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties.

        The Partnership has evaluated subsequent events through March 11, 2010, the date the financial statements were issued.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC. Its General Partner
By:	/s/ RONALD BROWN Ronald Brown, President
Dated: March 11, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 11, 2010
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 11, 2010
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 11, 2010
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	March 11, 2010
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 11, 2010
/s/ ROBERTA ORNSTEIN Roberta Ornstein	Director of the General Partner	March 11, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)
Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)
(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(21)	Subsidiaries of the Partnership.(4)
(31.1)
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)
(31.2)
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)
(32.1)
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).
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

(8)
Incorporated herein by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(9)
Incorporated herein by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(10)
Incorporated herein by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(11)
Incorporated herein by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.

(12)
Incorporated herein by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.

(13)
Incorporated herein by reference to Exhibit 10.3 to the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.