Form 10-Q
period 2010-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2010-05-10
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 31, 2010, there were 105,425 of the registrant’s Class A units (1,054,251 Depositary Receipts) of limited partnership issued and outstanding and 25,038 Class B units issued and outstanding.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

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

The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Rental Properties	$94,961,300	$95,971,937
Cash and Cash Equivalents	4,381,130	2,879,663
Rents Receivable	886,110	1,038,820
Real Estate Tax Escrows	300,724	311,582
Prepaid Expenses and Other Assets	3,022,788	2,857,288
Investments in Unconsolidated Joint Ventures	23,644,956	24,964,453
Financing and Leasing Fees	1,035,085	1,065,993
Total Assets	$128,232,093	$129,089,736
LIABILITIES AND PARTNERS’ CAPITAL
Note Payable	$7,168,600	$7,168,600
Mortgage Notes Payable	138,341,418	137,641,354
Accounts Payable and Accrued Expenses	2,342,306	2,195,245
Advance Rental Payments and Security Deposits	3,326,715	3,417,361
Total Liabilities	151,179,039	150,422,560

Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,781 and 132,346 units outstanding in 2010 and 2009, respectively	(22,946,946)	(21,332,824)
Total Liabilities and Partners’ Capital	$128,232,093	$129,089,736

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
Revenues
Rental income	$8,196,616	$8,367,582
Laundry and sundry income	121,200	93,113
	8,317,816	8,460,695
Expenses
Administrative	491,036	465,930
Depreciation and amortization	1,378,911	1,416,620
Management fees	338,642	342,888
Operating	1,281,662	1,505,737
Renting	67,050	60,958
Repairs and maintenance	997,743	978,286
Taxes and insurance	1,077,825	964,867
	5,632,869	5,735,286
Income Before Other Income and Discontinued Operations	2,684,947	2,725,409
Other Income (Loss)
Interest expense	(2,029,160)	(1,945,147)
Interest income	759	18,362
(Loss) from investments in unconsolidated joint ventures	(999,497)	(273,555)

	(3,027,898)	(2,200,340)
(Loss) Income From Continuing Operations	(342,951)	525,069
Discontinued Operations
Income (loss) from discontinued operations	—	(4,984)
Gain (loss) on sale of real estate from discontinued operations	—	—
	—	(4,984)
Net (Loss) Income	$(342,951)	$520,085

Income (loss) per Unit
Income (loss) before discontinued operations	$(2.59)	$3.91
Income (loss) from discontinued operations	—	(0.04)
Net Income (loss) per Unit	$(2.59)	$3.87
Weighted Average Number of Units Outstanding	132,315	134,202

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Unit						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2009	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(745,200)	(176,985)	(9,315)	(931,501)
Stock Buyback	—	—	—	—	2,468	(2,468)	(1,025,734)	(239,738)	(12,618)	(1,278,090)
Net Income	—	—	—	—	—	—	416,068	98,816	5,201	520,085
Balance, March 31, 2009	144,180	34,243	1,802	180,225	47,442	132,783	$(15,528,611)	$(3,684,172)	$(193,904)	$(19,406,688)

Balance, January 1, 2010	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,824)
Distribution to Partners	—	—	—	—			(741,140)	(176,021)	(9,264)	(926,426)
Stock Buyback	—	—	—	—	565	(565)	(275,850)	(65,452)	(3,444)	(344,746)
Net (Loss)	—	—	—	—			(274,361)	(65,161)	(3,430)	(342,951)
Balance, March 31, 2010	144,180	34,243	1,802	180,225	48,444	131,781	$(18,360,871)	$(4,356,771)	$(229,303)	$(22,946,946)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net (loss) income	$(342,951)	$520,085
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,378,911	1,416,620
Loss from investments in joint ventures	999,497	273,555
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	152,710	65,815
Increase (Decrease) in accounts payable and accrued expense	147,061	(64,147)
(Increase) Decrease in real estate tax escrow	10,858	4,980
Decrease (Increase) in prepaid expenses and other assets	(165,500)	146,967
Increase (decrease)in advance rental payments and security deposits	(90,646)	(2,588)
Total Adjustments	2,432,891	1,841,202
Net cash provided by operating activities	2,089,940	2,361,287
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	320,000	127,500
Purchase and improvement of rental properties	(335,745)	(602,370)
Net proceeds from the sale of rental property	—	—
Net cash (used in)provided by investing activities	(15,745)	(474,870)
Cash Flows From Financing Activities
Payment of financing costs	(1,620)	(3,559)
Proceeds of mortgage notes payable	912,440	—
Principal payments of mortgage notes payable	(212,376)	(205,660)
Stock buyback	(344,746)	(1,278,090)
Distributions to partners	(926,426)	(931,500)
Net cash provided by (used in) financing activities	(572,728)	(2,418,810)
Net Increase (Decrease) in Cash and Cash Equivalents	1,501,467	(532,393)
Cash and Cash Equivalents, at beginning of period	2,879,663	10,752,931
Cash and Cash Equivalents, at end of period	$4,381,130	$10,220,538

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own and operate various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. NERA has also made investments in other real estate partnerships and has participated in other real estate related activities, primarily located in Massachusetts.

Accounting Standards: On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC 105-10”), General Accepted Accounting Principles (“ASC 105-10”).  ASC 105-10 established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other non -grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Partnership has implemented the Codification in this report by providing references to the Codification topics, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnerships.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

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

On January 1, 2010, the Partnership adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46® to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46® to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46® for determining whether an entity is a variable interest entity. Also, FASB No. 167 amends FIN 46® to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to these financial statements.

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties or investments in unconsolidated subsidiaries may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed —rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

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

Segment Reporting: Operating segments are revenue producing components of the Partnership for which separate financial information is produced internally for management. Under the definition, NERA operated, for all periods presented, as one segment.

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2010 and 2009 other than net income as reported.

Income Per Unit: Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2010 or 2009.  The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2010, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.05% to 1.44%.  At March 31, 2010 and December 31, 2009, respectively approximately $5,569,000 and $4,026,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $16,283 and $14,384 for the three months ended March 31, 2010 and 2009, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2010 and year ended December 31, 2009, there was no capitalized interest.

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

Subsequent Events:  The Partnership has evaluated subsequent events through May 5, 2010, the date the financial statements were issued.

NOTE 2. RENTAL PROPERTIES

As of March 31, 2010, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2010, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% or 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2010 with a total of 798 residential units, two commercial spaces and one parking lot, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2010	December 31, 2009	Useful Life
Land, improvements and parking lots	$26,072,100	$26,072,100	15—40 years
Buildings and improvements	111,110,283	111,016,179	15—40 years
Kitchen cabinets	4,048,627	3,977,528	5—10 years
Carpets	3,622,214	3,506,481	5—10 years
Air conditioning	883,240	882,354	7—10 years
Laundry equipment	368,369	367,209	5—7 years
Elevators	984,506	984,506	20 years
Swimming pools	157,489	157,489	10 years
Equipment	2,116,745	2,087,287	5—7 years
Motor vehicles	142,520	142,520	5 years
Fences	51,882	51,882	5—10 years
Furniture and fixtures	1,087,203	1,063,897	5—7 years
Smoke alarms	102,123	102,123	5—7 years
	150,747,301	150,411,555
Less accumulated depreciation	(55,786,001)	(54,439,618)
	$94,961,300	$95,971,937

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total fees paid were approximately $339,000 and $343,000 during the three months ended March 31, 2010 and 2009, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2010 and 2009, approximately $176,000 and $188,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2010 expenses referred to above, approximately $85,000 consisted of repairs and maintenance and $87,000 of administrative expense. Approximately $4,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2010, the Hamilton Company received approximately $173,000 from the Investment Properties of which approximately $129,000 was the management fee, approximately $100 was for construction supervision and architectural fees, approximately $38,000 was for maintenance services and approximately $5,000 was for administrative services. The management fee is equal to 4% of rental income at the majority of investment properties and 2% at Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $591,000 and $541,000 during the three months ended March 31, 2010 and 2009, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2010 and 2009.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2010, Hamilton charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $87,000 above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  During the three months ended March 31, 2010, this individual received $37,500 which includes a bonus of $25,000 and a quarterly fee of $12,500.  Effective April 1, 2010, the quarterly fee payable to this individual will be $18,750.

The Partnership has invested in nine limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% or 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 60%. See Note 14 for a description of the properties and their operations.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates.  The term of the loan is four years with a provision requiring payment upon six month notice. The interest paid during three months ended March 31, 2010 was approximately $108,000 and $78,000 for the year ended December 31, 2009. This loan is collateralized by the Partnerships 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

Approximately $1,555,000 and $1,426,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at March 31, 2010 and December 31, 2009, respectively.

Included in prepaid expenses and other assets at March 31, 2010 and December 31, 2009 is approximately $781,000 and $829,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

Financing and leasing fees of approximately $1,035,000 and $1,066,000 are net of accumulated amortization of approximately $451,000 and $450,000 at March 31, 2010 and December 31, 2009, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2010 and December 31, 2009, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2010, the fixed interest rates on these loans ranged from 4.25% to 7.07%, payable in monthly installments aggregating approximately $723,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties.  At March 31, 2010, the weighted average interest rate on the above mortgages was 5.55%. The effective rate of 5.64% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2010 are as follows:

2011—current maturities	$899,000
2012	962,000
2013	1,052,000
2014	43,654,000
2015	16,428,000
Thereafter	75,346,000
$138,341,000

In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing.  The interest rate as of March 31, 2010 was 4.25%.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

On March 25, 2010, the Partnership refinanced the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note however it is being amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2010, amounts received for prepaid rents of approximately $1,392,000 are included in cash and cash equivalents, and security deposits of approximately $1,555,000 are included in other assets and are restricted cash.

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

In February 2010, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) which was paid on March 31, 2010.  In April 2010, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on June 30, 2010.

In 2009, the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31
	2010	2009
Income (loss) per Depositary Receipt before Discontinued Operations	$(0.26)	$0.39
Income (loss) from Discontinued Operations	—	—
Net (loss)income per Depositary Receipt after Discontinued Operations	$(0.26)	$0.39
Distributions per Depositary Receipt	$0.70	$0.70

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2010 are as follows:

Class A	38,755
Class B	9,204
General Partnership	485
48,444

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts through March 31, 2015.  In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  As of March 31, 2010, the Partnership has repurchased 395,945 Depositary Receipts at an average price of $73.64 per receipt (or $736.40 per underlying Class A Unit), 1,667 Class B Units and 88 General Partnership Units, both at an average price of $582.57 per Unit, totaling approximately $30,284,000 including brokerage fees paid by the Partnership.

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

During the three months ended March 31, 2010 the Partnership purchased 4,521 receipts for $275,850, 107 Class B Units for $65,452 and 6 General Partnership units for $3,444.

During April 2010, the Partnership purchased an additional 2,375 receipts for approximately $157,000 at an average price of $65.85 per receipt. This will require the purchase of Class B and General Partnership units at a cost of approximately $39,100.

As of March 31, 2010, the equity repurchase program described above resulted in the Partnership having a negative Partners’ Capital of approximately $22,947,000.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2010, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2010 as follows:

Commercial Property Leases
2011	$2,792,000
2012	2,582,000
2013	1,877,000
2014	1,635,000
2015	1,180,000
Thereafter	1,387,000
$11,453,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $168,000 for the three months ended March 31, 2010 and approximately $583,000 for the year ended December 31, 2009.

Rents receivable are net of an allowance for doubtful accounts of approximately $595,000 at March 31, 2010 and $476,000 at December 31, 2009.  Included in rents receivable at March 31, 2010 is approximately $292,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $356,000 representing the straight-line of rental concessions.

In 2010, rent at the commercial properties includes approximately $2,800 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2010 and 2009, cash paid for interest was approximately $2,029,000, and $1,945,000 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis:

At March 31, 2010 and December 31, 2009, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value:

At March 31, 2010 and December 31, 2009 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts  receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2010 and December 31, 2009, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2010 and December 31, 2009, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2010	$138,341,418	$138,974,025
At December 31, 2009	$137,641,354	$139,997,718
Investment Properties
At March 31, 2010	$141,220,133	$139,754,958

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of a tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $300,000 greater than statement income for the year ended December 31, 2009 and approximately $7,500,000 less than statement income for the year ended December 31, 2008. The cumulative tax basis of the Partnership’s real estate at December 31, 2009 is approximately $5,200,000 less than the statement basis. The primary reason for the lower tax basis is the acquisition of Linewt and Cypress Street utilizing tax free exchanges in 2008. The Partnership’s tax basis in its joint venture investments is approximately $1,500,000 greater than statement basis. Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes.  These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2010 , the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which has invested in residential apartment complexes, with three partnerships  investing in commercial property. The Partnership has a 40% or 50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 60%, with the balance owned by the others. A description of each investment is as follows:

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of April 26, 2010, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at March 31, 2010. This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.24% at March 31, 2010) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold the majority of units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  As of March 31, 2010, all of the 127 units have been sold.  This investment is referred to as Hamilton 1025, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At March 31, 2010, the remaining balance on the mortgage is approximately $16,338,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at March 31, 2010 of approximately $7,288,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 - unit residential complex. The purchase price was $129,500,000.  The total mortgage is approximately $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates.  The term of the loan is four years with a provision requiring payment upon six months notice.  The Partnership has pledged its ownership in 62 Boylston Street as security for this note.  This investment is referred to as Dexter Park.

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

Summary financial information as of March 31, 2010

	Hamilton Essex 81	Hamilton Essex Parking	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total

ASSETS

Rental Properties	10,115,781	2,576,552	8,949,556	6,269,852	2,071,444	7,833,058	7,784,163	23,526,217	122,393,455	191,520,079

Cash & Cash Equivalents	20,876	17,146	1,363	11,140	2,304	1,047	39,059	93,762	911,937	1,098,634
Rent Receivable	29,873	—	1,396	5,681	1,699	219	2,319	12,674	77,070	130,932
Real Estate Tax Escrow	57,105	—	37,166	42,922	—	77,186	39,209	97,288	370,061	720,938
Due From Investment Properties	—	—	—	—	91	—	—	—	—	91
Prepaid Expenses & Other Assets	72,644	199	83,121	83,986	240,894	84,492	65,354	364,473	3,876,318	4,871,481
Financing & Leasing Fees	113,499	8,865	30,620	33,468	15,433	43,738	26,863	33,450	562,883	868,819

Total Assets	10,409,779	2,602,762	9,103,222	6,447,049	2,331,866	8,039,740	7,956,968	24,127,864	128,191,724	199,210,974

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	8,600,000	2,162,000	7,288,188	5,000,000	1,668,000	4,750,000	5,500,000	16,337,945	89,914,000	141,220,133
Due to Investment Properties	—	—	—	—	—	91	—	—	—	91
Accounts Payable & Accrued Expenses	59,060	5,440	82,175	41,949	12,081	7,841	79,817	211,578	732,428	1,232,371
Advance Rental Payments & Security Deposits	144,011	—	117,773	64,532	16,546	81,660	56,563	235,510	1,553,515	2,270,110

Total Liabilities	8,803,071	2,167,440	7,488,135	5,106,481	1,696,627	4,839,593	5,636,381	16,785,033	92,199,943	144,722,704

Partners’ Capital	1,606,708	435,322	1,615,086	1,340,568	635,239	3,200,148	2,320,587	7,342,830	35,991,781	54,488,270
Total Liabilities and Capital	10,409,779	2,602,762	9,103,222	6,447,049	2,331,866	8,039,740	7,956,968	24,127,864	128,191,724	199,210,974

Partners’ Capital - NERA 50%	803,354	217,661	807,543	670,284	317,620	1,600,074	1,160,293	3,671,415		9,248,245
Partners’ Capital - NERA 40%									14,396,712	14,396,712
										23,644,957
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through April 26, 2010	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—		15
Unsold units with deposits for future sale as of April 26, 2010	—	—	—	—	—	—	—	—	—	—

Summary financial information for the three months ended March 31, 2010

	Hamilton Essex 81	Hamilton Essex Parking	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total

Revenues
Rental Income	280,848	69,000	269,385	197,261	50,767	207,266	187,227	618,013	2,863,176	4,742,943
Laundry and Sundry Income	4,049	—	463	—	—	—	265	5,360	23,645	33,782
	284,897	69,000	269,848	197,261	50,767	207,266	187,492	623,373	2,886,820	4,776,725

Expenses
Administrative	2,437	(1,174)	9,325	1,461	934	4,537	2,755	11,537	45,507	77,320
Depreciation and Amortization	106,179	1,563	109,825	67,277	24,032	89,594	80,045	244,822	2,540,358	3,263,695
Management Fees	11,678	2,760	11,119	7,962	2,234	8,287	8,081	24,434	61,518	138,073
Operating	40,673	(137)	17,104	104	(173)	283	21,771	108,501	298,100	486,226
Renting	—	—	6,000	135	—	604	1,099	3,404	48,708	59,949
Repairs and Maintenance	40,858	—	12,949	63,812	36,941	108,567	24,533	79,768	160,007	527,435
Taxes and Insurance	48,327	11,874	27,481	31,959	10,525	37,763	24,993	77,387	382,034	652,343
	250,153	14,887	193,804	172,709	74,492	249,635	163,278	549,852	3,536,233	5,205,041
Income Before Other Income	34,744	54,113	76,044	24,552	(23,726)	(42,368)	24,214	73,522	(649,412)	(428,316)

Other Income (Loss)
Interest Income	2	1	11	23	3,230	0	1	3	5	3,274
Interest Expense	(125,244)	(15,134)	(127,094)	(71,266)	(24,134)	(66,935)	(78,247)	(213,454)	(1,252,117)	(1,973,625)
Gain on Sale of Real Estate	—	—	—	—		9,478	—	—	—	9,478
Other Income	—	—	—	—	7,721	—	—	2,168	—	9,889
	(125,243)	(15,133)	(127,083)	(71,243)	(13,184)	(57,457)	(78,246)	(211,284)	(1,252,112)	(1,950,984)

Net Income (Loss)	(90,498)	38,980	(51,039)	(46,690)	(36,909)	(99,825)	(54,032)	(137,762)	(1,901,524)	(2,379,300)

Net Loss - NERA 50%	(45,249)	19,490	(25,520)	(23,345)	(18,455)	(49,913)	(27,016)	(68,881)		(238,888)
Net Loss - NERA 40%									(760,610)	(760,610)
										(999,497)

Future annual mortgage maturities at March 31, 2010 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Park Towers
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
March 31, 2011	63,287		149,776					251,758		464,822
March 31, 2012	113,579	2,162,000	160,444	19,763		5,131	16,704	267,635	490,164	3,235,419
March 31, 2013	120,333		171,872	62,402		63,462	68,345	282,034	1,223,753	1,992,201
March 31, 2014	127,488		6,806,096	66,085	1,668,000	67,089	72,379	297,208	1,293,683	10,398,029
March 31, 2015	135,069			69,986		70,922	76,651	15,239,310	1,367,610	16,959,548
Thereafter	8,040,244			4,781,764		4,543,395	5,265,921		85,538,790	108,170,115
	8,600,000	2,162,000	7,288,188	5,000,000	1,668,000	4,750,000	5,500,000	16,337,945	89,914,000	141,220,133

Summary financial information for the three months ended March 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,491,301	2,576,552	9,259,169	6,551,961	2,306,968	8,175,737	8,182,545	24,858,257		72,402,490
Cash & Cash Equivalents	34,597	155	6,436	38,535	723	908	1,251	402		83,006
Rent Receivable	1,686	—		430	—	1,206	(3,425)	5,254		5,151
Real Estate Tax Escrow	42,251	—	41,472	32,674	—	40,281	39,508	102,655		298,840
Due From Investment Properties	100,000	—	—	90,000	100,000	40,000	—	210,000		540,000
Prepaid Expenses & Other Assets	67,281	569	77,964	63,128	233,764	51,393	62,982	415,029		972,111
Financing & Leasing Fees	136,691	15,119	38,786	38,494	20,497	50,100	31,727	41,076		372,490
Total Assets	10,873,807	2,592,395	9,423,827	6,815,221	2,661,952	8,359,624	8,314,588	25,632,673		74,674,088
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,428,006	5,000,000	1,808,000	4,750,000	5,500,000	16,579,062		51,827,068
Due to Investment Properties	—	—	425,000	—	44,000	26,000	25,000	20,000		540,000
Accounts Payable & Accrued Expense	49,000	3,416	70,308	8,296	16,480	26,856	50,852	176,133		401,340
Advance Rental Pmts & Security Dep	141,811	—	125,785	59,674	18,776	76,241	50,526	187,750		660,563
Total Liabilities	8,790,811	2,165,416	8,049,098	5,067,971	1,887,255	4,879,097	5,626,378	16,962,945		53,428,971
Partners’ Capital	2,082,997	426,980	1,374,729	1,747,251	774,697	3,480,527	2,688,210	8,669,727		21,245,118
Total Liabilities and Capital	10,873,807	2,592,395	9,423,827	6,815,221	2,661,952	8,359,624	8,314,588	25,632,673		74,674,088
Partners’ Capital—NERA 50%	1,041,498	213,490	687,365	873,625	387,348	1,740,264	1,344,105	4,334,864		10,622,559

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	137	758
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	137	761
Units to be retained	49	1	40	49	—	48	42	148	—	377
Units to be sold	—	—	—	127	120	—	—	—	137	384
Units sold through April 27, 2009	—	—	—	127	105	—	—	—	137	369
Balance of unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of April 27, 2009	—	—	—	—	—	—	—	—	—	—

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary Information for the Three Months Ended March 31, 2009

	Hamilton Essex 81	Hamilton Essex Development,	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
Revenues
Rental Income	342,328	76,248	279,052	204,624	58,410	195,873	190,945	612,047		1,959,527
Laundry and Sundry Income	593	—	602	—	—	—	330	6,238		7,763
	342,921	76,248	279,654	204,624	58,410	195,873	191,275	618,284		1,967,289
Expenses
Administrative	2,721	2,124	6,097	4,113	1,465	5,052	2,771	10,702		35,043
Depreciation and Amortization	107,970	356	105,241	77,910	26,534	98,382	114,378	374,564		905,335
Management Fees	14,439	2,781	11,529	8,085	2,353	7,593	7,205	24,904		78,887
Operating	39,999	—	19,176	703	61	3,417	27,760	112,468		203,586
Renting	5,850	—	14,670	1,265	—	540	899	4,056		27,280
Repairs and Maintenance	24,041	330	13,048	67,530	14,956	65,684	17,313	67,628		270,531
Taxes and Insurance	37,048	21,992	17,401	37,755	12,032	42,604	24,614	75,170		268,616
	232,068	27,583	187,162	197,361	57,401	223,272	194,940	669,492		1,789,278
Income Before Other Income	110,853	48,666	92,492	7,264	1,009	(27,399)	(3,665)	(51,208)		178,011
Other Income (Loss)
Interest Expense	(125,274)	(16,429)	(129,511)	(71,239)	(26,164)	(66,875)	(78,244)	(216,671)		(730,407)
Interest Income	2	—	15	17	4,940	—	—	1		4,974
Gain on Sale of Real Estate	—	—	—	—	310	—	—	—		310
	(125,272)	(16,429)	(129,496)	(71,222)	(20,914)	(66,875)	(78,244)	(216,670)		(729,817)
Net Income (Loss)	(14,419)	32,237	(37,003)	(63,959)	(19,905)	(94,274)	(81,909)	(267,879)		(547,111)
Net Income (loss)—NERA 50%	(7,210)	16,118	(18,501)	(31,979)	(9,953)	(47,137)	(40,954)	(133,939)		(273,555)

Future annual mortgage maturities at March 31, 2009 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay	Hamilton Minuteman	Hamilton Place	Hamilton Place
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	August 2004	Total
March 31, 2010			139,818					241,117		380,935
March 31, 2011	63,287		149,776					251,758		464,822
March 31, 2012	113,579	2,162,000	160,444	19,763			16,704	267,635		2,740,124
March 31, 2013	120,333		171,872	62,402		68,593	68,345	282,034		773,579
March 31, 2014	127,488		6,806,096	66,085	1,808,000	67,089	72,379	297,208		9,244,345
Thereafter	8,175,313			4,851,750		4,614,318	5,342,572	15,239,310		38,223,263
	8,600,000	2,162,000	7,428,006	5,000,000	1,808,000	4,750,000	5,500,000	16,579,062		51,827,068

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB Accounting Standards Update No. 2010-02, Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification

The objective of this Update is to address implementation issues related to the changes in ownership provisions in the Consolidation — Overall Subtopic (Subtopic 810-10) of FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this Update did not have a material impact on the Partnership’s financial position, results of operations and disclosures contained in its financial statements.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Total Revenues	$—	$—
Operating and other expenses		4,984
Depreciation and amortization	—	—
	—	4,984
Income (loss) from discontinued operations		(4,984)
Gain (loss) on sale of rental property	—	—
Income (loss) from discontinued operations	$—	$(4,984)

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

Management believes that the financial difficulties experienced since the lending crisis in 2007 will continue and recovery will take longer than previous recessions.  Management also believes that while the national recession has academically ended and the credit markets have begun to emerge from their dormancy, the recovery at the local level will be slow and steady.  The Greater Boston Metropolitan Area, the Partnership’s primary market, continues to experience high unemployment levels and continued downsizing by many corporations and we believe the conditions will not improve until the latter half of 2010.

During the three months ended March 31, 2010, the Partnership’s rental income decreased approximately 2% from the same quarter in 2009.  Management believes that the modest decline will abate by the end of the second quarter and will be offset by a tighter rental market by the beginning of the third quarter of 2010.  Occupancy continues to remain above 97 % for the quarter and bad debt did not rise to levels previously anticipated by Management.  Operating expenses decreased by 1.8%, due primarily to a milder winter which impacted both utilities and snow removal costs.  Other aggregation of utility expenses and capital improvements in heating equipment played a significant role in the decline as well.  Property management’s focus on tenant retention and curb appeal is having an impact on occupancy and lower turnover costs.  Management believes that these collective efforts will improve results in the third quarter of 2010.  Management is satisfied with the performance of its latest Joint Venture of Dexter Park and the additional depreciation lowering the taxable income of the Partnership.

The Stock Repurchase Program that was initiated in 2007 has purchased 395,945 depository receipts through March 2010.  Given the lack of alternative investments, liquidity markets and the current share price, Management continues to support the buyback program and believe it to be accretive to the remaining shareholders.  Management continues to be active bidding on commercial real estate within Massachusetts and remains poised to acquire real estate it deems opportune given the current selling and financing environment.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments (2% at Hamilton Park Towers).

At March 31, 2010, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. Two of NewReal’s other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 7% of the repair and maintenance expense paid for by the Partnership for the three months ended March 31, 2010 compared to 10% for the three months ended March 31, 2009. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 76% of the legal services paid for by the Partnership during the three months ended March 31, 2010 and for the year ended December 31, 2009.

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

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2010 and 2009, the construction and architectural service provided to the Partnership by Hamilton was insignificant.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2010, Hamilton charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

The Partnership and its Subsidiary Partnerships incurred a loss of approximately $343,000 during the three months ended March 31, 2010, compared to income of approximately $520,000 for the three months ended March 31, 2009, a decrease of approximately $863,000 (165%).

The rental activity is summarized as follows:

	Occupancy Date
	April 26, 2010	April 27, 2009
Residential
Units—exclusive of available for sale units	2,288	2,288
Vacancies	66	90
Vacancy rate	2.9%	3.9%
Commercial
Total square feet	110,816	110,816
Vacancy	163	0
Vacancy rate	0.1%	0%

	Rental Income (in thousands) Three Months Ended March 31,
	2010		2009
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,197	$8,197	$8,368	$8,368
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$168	$168	$174	$174

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:

	Three Months Ended March 31,		Dollar	Percent
	2010	2009	Change	Change
Revenues:
Rental income	$8,196,616	$8,367,582	(170,966)	(2.0)%
Laundry and sundry income	121,200	93,113	28,087	30.0%
	$8,317,816	$8,460,695	(142,879)	(2.0)%
Expenses
Administrative	491,036	465,930	25,106	5.0%
Depreciation and amortization	1,378,911	1,416,620	(37,709)	(3.0)%
Management fees	338,642	342,888	(4,246)	(1.0)%
Operating	1,281,662	1,505,737	(224,075)	(15.0)%
Renting	67,050	60,958	6,092	10.0%
Repairs and maintenance	997,743	978,286	19,457	2.0%
Taxes and insurance	1,077,825	964,867	112,958	12.0%
	5,632,869	5,735,286	(102,417)	(1.8)%
Income Before Other Income and Discontinued Operations	2,684,947	2,725,409	(40,462)	(1.5)%
Other Income (Loss)
Interest expense	(2,029,160)	(1,945,147)	(84,013)	4.0%
Interest income	759	18,362	(17,603)	(96.0)%
(Loss) from investment in unconsolidated joint ventures	(999,497)	(273,555)	(725,942)	265.0%
	(3,027,898)	(2,200,340)	(827,558)	38.0%
Income (loss) from Continuing Operations	(342,951)	525,069	(868,020)	(165.0)%
Discontinued Operations:
Income (loss) from discontinued operations	—	(4,984)	(4,984)	100.0%
	—	(4,984)	(4,984)	100.0%
Net (loss) income	$(342,951)	$520,085	(863,036)	(165.0)%

Rental income from continuing operations for the three months ended March 31, 2010 was approximately $8,197,000, compared to approximately $8,368,000 for the three months ended March 31, 2009, a decrease of approximately $171,000 (2%). This decrease in rental income is due to the amortization of approximately $184,000 in connection with the free rent granted to tenants.  Properties with increases in rental income in the first quarter of 2010 compared to 2009 include; Westside Colonial, Hamilton Oaks, School Street, Avon Street, and Westgate Woburn with increases of approximately $22,000, $16,000, $14,000, $11,000, and $10,000 respectively.

Expenses from continuing operations for the three months ended March 31, 2010 were approximately $5,633,000 compared to approximately $5,735,000 for the three months ended March 31, 2009, a decrease of approximately $102,000 (1.8%). The most significant factor contributing to this decrease was: a decrease in operating expenses of approximately $224,000 (15.0%) due to decreases in snow removal and utilities due to a milder winter in 2010; and a decrease in depreciation and amortization expense of approximately $38,000 (3.0%).

These decreases are offset by an increase in taxes and insurance of approximately $113,000 (12%) due to the increases in property taxes, and an increase in administrative expenses of approximately $25,000 (5%) due to an increase in professional fees.

Interest expense increased approximately $84,000 (4.0%) primarily due to the approximately $7,000,000 borrowed in October 2009.

At March 31, 2010, the Partnership has a 40 or 50% ownership interest in nine Investment Properties. See Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $999,000 for the three months ended March 31, 2010 compared to a loss of approximately $274,000 for the three months ended March 31, 2009, an increase of approximately $725,000.  Included in this loss is depreciation and amortization expense of approximately $1,379,000.  The loss associated with the 2009 acquisition of Dexter Park is approximately $761,000, of which approximately $1,016,000 is depreciation and amortization.

Interest income for the three months ended March 31, 2010 was approximately $800 compared to approximately $18,000 for the three months ended March 31, 2009, a decrease of approximately $17,000. This decrease is due to a decrease in the cash available for investment as well as a drop in interest rates.

As a result of the changes discussed above, net loss for the three months ended March 31, 2010 was $342,951 compared to income of $520,085 for the three months ended March 31, 2009, a change of $863,036.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2010 and 2009 was the collection of rents and refinancing of partnership properties. The majority of cash and cash equivalents of $4,381,130 at March 31, 2010 and $2,879,663 at December 31, 2009 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $1,501,467 at March 31, 2010 is summarized as follows:

	Three Months Ended March 31,
	2010	2009
Cash provided by operating activities	$2,089,940	$2,361,287
Cash (used in) investing activities	(15,745)	(474,870)
Cash (used in) provided by financing activities	698,444	(209,219)
Repurchase of Depositary Receipts, Class B and General Partner Units	(344,746)	(1,278,090)
Distributions paid	(926,426)	(931,500)
Net increase (decrease) in cash and cash equivalents	$1,501,467	$(532,393)

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash provided by investing activities is due to the increase in the distribution from the joint venture as well as the decrease capital improvements to Partnership properties. The increase in cash provided by financing activities is due to the refinancing of Partnership properties in 2010 resulting in an increase in cash.

During the three months ended March 31, 2010, the Partnership and its Subsidiary Partnerships completed improvements to certain of the properties at a total cost of approximately $336,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Westgate Woburn, Hamilton Oaks, and Westside Colonial, at a cost of approximately $65,000, $58,000, $34,000, and $33,000, respectively. The Partnership plans to invest approximately $1,757,000 in additional capital improvements in 2010.

In February 2010, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) which was paid on March 31, 2010.  In April 2010, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on June 30, 2010.

In 2009, the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt).

During the three months ended March 31, 2010 the Partnership purchased 4,521 receipts for $275,850, 107 Class B Units for $65,462 and 6 General Partnership units for $3,444.

In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing.  The interest rate as of March 31, 2010 was 4.25%.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

On March 25, 2010, the Partnership refinanced the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note however it is being amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of March 31, 2010, the Partnership had between a 40- 50% ownership in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method.  At March 31, 2010, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,619,000.  See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). While forward looking statements reflect management’s good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2010 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken by the Partnership and its independent public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Partnership’s business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $286,730,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

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

Item 1A.  Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                  None

(b)                                 None.

(c)                                  Issuer Purchases of Equity Securities during the First Quarter of 2010:

		Depositary Receipts	Remaining number of Depositary Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan(as Amended)
January 1-31, 2010	$—	—	0
February 1- 28, 2010	—	—	0
March 1 – 31, 2010	60.96	4,521	104,055
Total	$60.96	4,521

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts and on January 30, 2008 the General Partner further increased the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner further increased the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts through March 31, 2015.  In addition, the General Partner also authorized the expansion of the Repurchase Program to require the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  As of March 31, 2010, the Partnership has repurchased 395,945 Depositary Receipts at an average price of $73.64 per receipt (or $736.40 per underlying Class A Unit), 1,667 Class B Units and 88 General Partner Units both at an average price of $582.57 per Unit, totaling approximately $30,284,000 including brokerage fees paid by the Partnership.

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through March 31, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent. (8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC. (9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC. (10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC. (11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC. (12)
(10.9)	MultiFamily Note - CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009. (13)
(21)	Subsidiaries of the Partnership.(4)
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

(5)                                  Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.

(6)                                  Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.

(7)                                  Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.

(8)                                 Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(9)                                 Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(10)                           Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

(11)                           Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.

(12)                           Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.

(13)                           Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:

By:	/s/ RONALD BROWN
Ronald Brown, President
NEWREAL, INC.
Its General Partner

Dated: May 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 10, 2010
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasure and Director to the General Partner	May 10, 2010
Harold Brown	(Principal and Finance Officer and Principal Accounting Officer)