Form 10-Q
period 2010-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2010-08-12
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (the Registrant is not yet required to submit Interactive Data)Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2010, there were 105,188 of the registrant’s Class A units (1,051,876 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

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

The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

 NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$94,026,488	$95,971,937
Cash and Cash Equivalents	5,030,399	2,879,663
Rents Receivable	763,898	1,038,820
Real Estate Tax Escrows	308,784	311,582
Prepaid Expenses and Other Assets	3,154,584	2,857,288
Investments in Unconsolidated Joint Ventures	22,295,882	24,964,453
Financing and Leasing Fees	1,005,154	1,065,993
Total Assets	$126,585,189	$129,089,736
LIABILITIES AND PARTNERS’ CAPITAL
Note Payable	$7,168,600	$7,168,600
Mortgage Notes Payable	138,121,811	137,641,354
Accounts Payable and Accrued Expenses	2,197,871	2,195,245
Advance Rental Payments and Security Deposits	3,414,862	3,417,361
Total Liabilities	150,903,144	150,422,560

Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,484 and 132,346 units outstanding in 2010 and 2009, respectively	(24,317,955)	(21,332,824)
Total Liabilities and Partners’ Capital	$126,585,189	$129,089,736

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Rental income	$8,116,004	$8,179,090	$16,312,820	$16,544,672
Laundry and sundry income	114,726	97,257	235,926	192,370
	8,230,730	8,276,347	16,548,746	16,737,042
Expenses
Administrative	431,564	386,417	922,600	852,347
Depreciation and amortization	1,418,408	1,504,877	2,797,319	2,921,497
Management fees	341,577	333,898	680,219	676,787
Operating	824,583	868,593	2,106,245	2,374,329
Renting	107,946	83,170	174,996	144,129
Repairs and maintenance	1,254,860	1,167,345	2,252,603	2,145,631
Taxes and insurance	1,041,412	926,639	2,119,437	1,891,506
	5,420,350	5,270,939	11,053,419	11,006,226
Income Before Other Income and Discontinued Operations	2,810,380	3,005,408	5,495,327	5,730,816
Other Income (loss)
Interest income	1,754	14,228	2,513	32,591
Interest expense	(2,047,512)	(1,962,093)	(4,076,672)	(3,907,240)
Gain on the sale of equipment	—	—	—	4,190
(Loss) from investment in unconsolidated joint ventures	(1,019,074)	(281,733)	(2,018,571)	(555,288)
	(3,064,832)	(2,229,598)	(6,092,730)	(4,425,747)
Income (loss) from Continuing Operations	(254,452)	775,810	(597,403)	1,305,069
Discontinued Operations
Gain (loss) on the sale of real estate	—	2,165	—	(7,009)
	—	2,165	—	(7,009)
Net Income	$(254,542)	$777,975	$(597,403)	$1,298,060
Income per Unit
Income (loss) before discontinued operations	$(1.93)	$5.84	$(4.53)	$9.77
Income (loss) from discontinued operations	—	0.02	—	(0.05)
Net Income (Loss) per Unit	$(1.93)	$5.86	$(4.53)	$9.72
Weighted Average Number of Units Outstanding	131,512	132,784	131,911	133,489

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Unit						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2009	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(1,488,791)	(353,588)	(18,610)	(1,860,989)
Stock Buyback	—	—	—	—	2,468	(2,468)	(1,025,734)	(239,738)	(12,618)	(1,278,090)
Net Income	—	—	—	—	—	—	1,038,448	246,631	12,981	1,298,060
Balance, June 30, 2009	144,180	34,243	1,802	180,225	47,442	132,783	$(15,649,822)	$(3,712,960)	$(195,419)	$(19,558,201)

Balance, January 1, 2010	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,823)
Distribution to Partners	—	—	—	—			(1,477,454)	(350,895)	(18,468)	(1,846,817)
Stock Buyback	—	—	—	—	862	(862)	(432,920)	(102,591)	(5,400)	(540,911)
Net (Loss)	—	—	—	—			(477,923)	(113,507)	(5,974)	(597,404)
Balance, June 30, 2010	144,180	34,243	1,802	180,225	48,741	131,484	$(19,457,817)	$(4,617,131)	$(243,007)	$(24,317,955)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$(597,403)	$1,298,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,797,319	2,921,497
Loss from investment in joint ventures	2,018,571	555,288
Gain on the sale of equipment	—	(4,190)
Changes in operating assets and liabilities
(Increase) decrease in rents receivable	274,922	(71,914)
(Decrease) increase in accounts payable and accrued expense	2,626	(283,094)
Decrease in real estate tax escrow	2,799	4,129
(Increase) Decrease in prepaid expenses and other assets	(297,295)	371,865
Increase (Decrease) in advance rental payments and security deposits	(2,498)	147,997
Total Adjustments	4,796,444	3,641,578
Net cash provided by (used in) operating activities	4,199,041	4,939,638
Cash Flows provided by (used in) Investing Activities
Net proceeds from the sale of equipment	—	20,648
Investment in consolidated joint venture	(25,000)	—
Proceeds from unconsolidated joint ventures	675,000	167,500
Purchase and improvement of rental properties	(787,727)	(1,275,163)
Net cash provided by (used in) investing activities	(137,727)	(1,087,015)
Cash Flows provided by (used in) Financing Activities
Payment of financing costs	(3,308)	(6,549)
Principal payments of mortgage notes payable	(423,664)	(409,661)
Stock buyback	(540,911)	(1,278,090)
Proceeds of mortgage notes payable	904,122	—
Distributions to partners	(1,846,817)	(1,860,989)
Net cash provided by (used in) financing activities	(1,910,578)	(3,555,289)
Net Increase in Cash and Cash Equivalents	2,150,736	297,334
Cash and Cash Equivalents, at beginning of period	2,879,663	10,752,931
Cash and Cash Equivalents, at end of period	$5,030,399	$11,050,265

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Principles of Consolidation: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnerships”. Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2010 or 2009.  The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2010, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.05% to 1.24%.  At June 30, 2010 and December 31, 2009, respectively approximately $6,018,000 and $4,026,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $32,661 and $38,466 for the six months ended June 30, 2010 and 2009, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2010 and year ended December 31, 2009, there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2010, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2010, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% or 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2010 with a total of 798 residential units, two commercial spaces and one parking lot, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2010	December 31, 2009	Useful Life
Land, improvements and parking lots	$26,087,105	$26,072,100	15—40 years
Buildings and improvements	111,133,633	111,016,179	15—40 years
Kitchen cabinets	4,194,322	3,977,528	5—10 years
Carpets	3,818,375	3,506,481	5—10 years
Air conditioning	897,793	882,354	7—10 years
Laundry equipment	368,369	367,209	5—7 years
Elevators	1,021,676	984,506	20 years
Swimming pools	157,489	157,489	10 years
Equipment	2,121,524	2,087,287	5—7 years
Motor vehicles	142,520	142,520	5 years
Fences	51,882	51,882	5—10 years
Furniture and fixtures	1,099,991	1,063,897	5—7 years
Smoke alarms	104,603	102,123	5—7 years
	151,199,282	150,411,555
Less accumulated depreciation	(57,172,794)	(54,439,618)
	$94,026,488	$95,971,937

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total management fees paid were approximately $680,000 and $677,000 during the six months ended June 30, 2010 and 2009, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2010 and 2009, approximately $334,000 and $362,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2010 expenses referred to above, approximately $156,000 consisted of repairs and maintenance and $167,000 of administrative expense. Approximately $11,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2010, the Hamilton Company received approximately $331,000 from the Investment

Properties of which approximately $261,000 was the management fee, approximately $2,000 was for construction supervision and architectural fees, and approximately $56,000 was for maintenance services and approximately $12,000 was for administrative services.  The management fee is equal to 4% of rental income at the majority of investment properties and 2% at Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,261,000 and $1,115,000 during the six months ended June 30, 2010 and 2009, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2010 and 2009.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2010, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $167,000 above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  During the six months ended June 30, 2010, this individual received $56,250 which includes a bonus of $25,000, a quarterly fee of $12,500 for the first quarter of 2010 and a quarterly fee of $18,750 for the second quarter of 2010. Going forward, the quarterly fee payable to this individual will be $18,750.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates.  The term of the loan is four years with a provision requiring payment upon six month notice. The interest paid during the six months ended June 30, 2010 was approximately $216,000 and $78,000 for the year ended December 31, 2009. This loan is collateralized by the Partnerships 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

Approximately $1,499,000 and $1,426,000 of security deposits are included in prepaid expenses and other assets at June 30, 2010 and December 31, 2009, respectively.

Included in prepaid expenses and other assets at June 30, 2010 and December 31, 2009 is approximately $820,000 and $829,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

Financing and leasing fees of approximately $1,005,000 and $1,066,000 are net of accumulated amortization of approximately $481,000 and $450,000 at June30, 2010 and December 31, 2009, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2010 and December 31, 2009, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2010, the fixed interest rates on these loans ranged from 4.84% to 7.07%, payable in monthly installments aggregating approximately $726,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties.  At June 30, 2010, the weighted average interest rate on the above mortgages was 5.55%. The effective rate of 5.64% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2010 are as follows:

2011—current maturities	$914,000
2012	985,000
2013	19,861,000
2014	31,974,000
2015	9,066,000
Thereafter	75,322,000
$138,122,000

In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing.  The interest rate as of June 30, 2010 was 4.25%.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June30, 2010, amounts received for prepaid rents of approximately $1,540,000 are included in cash and cash equivalents, and security deposits of approximately $1,611,000 are included in other assets and are restricted cash.

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

In 2010, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, and September 30, 2010.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2010	2009
Income (loss) per Depositary Receipt before Discontinued Operations	$(0.45)	$0.98
Income (loss) from Discontinued Operations	—	(0.01)
Net (loss)income per Depositary Receipt after Discontinued Operations	$(0.45)	$0.97
Distributions per Depositary Receipt	$1.40	$1.40

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2010 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488
48,741

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through June 30, 2010, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.59 per receipt (or $735.90 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,480,000 including brokerage fees paid by the Partnership.

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

During the six months ended June 30, 2010 the Partnership purchased 6,896 receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership units for $5,400.

As of June 30, 2010, the equity repurchase program described above resulted in the Partnership having a negative Partners’ Capital of approximately $24,318,000.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2010, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2010 as follows:

Commercial Property Leases
2011	$2,856,000
2012	2,562,000
2013	1,928,000
2014	1,716,000
2015	1,148,000
Thereafter	1,468,000
$11,678,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $315,000 for the six months ended June 30, 2010 and approximately $583,000 for the year ended December 31, 2009.

Rents receivable are net of an allowance for doubtful accounts of approximately $689,000 at June 30, 2010 and $476,000 at December 31, 2009.  Included in rents receivable at June 30, 2010 is approximately $257,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $238,000 representing the straight-line of rental concessions.

In 2010, rent at the commercial properties includes approximately $5,600 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2010 and 2009, cash paid for interest was approximately $4,076,000, and $3,907,000 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2010 and December 31, 2009, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2010 and December 31, 2009 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts  receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2010 and December 31, 2009, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2010 and December 31, 2009, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2010	$138,121,811	$145,818,793
At December 31, 2009	$137,641,354	$139,997,718
Investment Properties
At June 30, 2010	$141,120,762	$147,050,173

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of  June 30, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40%- 50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 60%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates.  The term of the loan is four years with a provision requiring payment upon six months notice.  The Partnership has pledged its ownership in 62 Boylston Street as security for this note.   A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership is amortizing the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization is approximately $407,000 which at 40% reduces the Partnership’s income by approximately $163,000 per month. For the six months ended June 30, 2010 the total amortization in connection with these leases is approximately $2,442,000, of which the Partnership’s share is approximately $976,000.  In November 2010, the intangible assets will be fully amortized which will result in lower amortization expense.  For the six months ended June 30, 2010, the

Partnership’s share of loss on Dexter Park is approximately $1,560,000.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of July 26, 2010, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at June 30, 2010. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC, or the parking lot is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.35% at June 30, 2010) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.   This investment is referred to as Hamilton 1025, LLC.

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

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of May 2008, the Partnership sold 137 units as condominiums. Gains from these sales were taxed as ordinary income (approximately $50,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets were combined with Hamilton on Main Apartments, LLC.  An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5%, respectively, was the sales agent and received a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At June 30, 2010, the remaining balance on the mortgage is approximately $16,275,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at June 30, 2010 of approximately $7,252,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information as of June 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	10,021,631	2,576,552	8,841,772	6,206,631	2,048,679	7,743,968	7,706,619	23,294,573	121,100,206	189,540,630
Cash & Cash Equivalents	2,630	40,037	1,433	5,676	23,381	1,016	50,165	100,765	649,943	875,046
Rent Receivable	30,748	—	14,371	9,232	1,731	3,664	3,792	14,223	154,871	232,633
Real Estate Tax Escrow	67,262	—	18,929	50,556	—	78,948	33,480	97,753	381,920	728,847
Prepaid Expenses & Other Assets	85,714	—	91,827	96,763	233,502	86,797	68,650	387,322	2,637,834	3,688,408
Financing & Leasing Fees	107,701	7,302	28,579	32,211	14,167	42,147	25,871	31,734	548,053	837,766

Total Assets	10,315,687	2,623,891	8,996,909	6,401,069	2,321,459	7,956,541	7,888,577	23,926,371	125,472,827	195,903,331

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	8,600,000	2,162,000	7,251,704	5,000,000	1,668,000	4,750,000	5,500,000	16,275,058	89,914,000	141,120,762
Accounts Payable& Accrued Exp	54,748	5,853	73,038	44,985	15,775	9,437	73,758	204,957	762,024	1,244,574
Advance Rental Payments & Security Deposits	164,643	—	149,341	61,992	20,143	79,758	65,760	241,928	1,504,128	2,287,693
Total Liabilities	8,819,391	2,167,853	7,474,083	5,106,977	1,703,918	4,839,196	5,639,517	16,721,944	92,180,152	144,653,029
Partners’ Capital	1,496,296	456,039	1,522,826	1,294,093	617,541	3,117,345	2,249,060	7,204,427	33,292,675	51,250,301
Total Liabilities and Capital	10,315,687	2,623,891	8,996,909	6,401,069	2,321,459	7,956,541	7,888,577	23,926,371	125,472,827	195,903,331
Partners’ Capital NERA 50%	748,148	228,020	761,413	647,047	308,771	1,558,673	1,124,530	3,602,214		8,978,815
NERA 40%									13,317,070	13,317,070
										22,295,886

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through July 26, 2010	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—		15
Unsold units with deposits for future sale as of July 26, 2010	—	—	—	—	—	—	—	—	—	—

Summary financial information for the six months ended June 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	567,486	138,000	551,869	398,369	106,940	418,116	381,019	1,223,349	5,622,380	9,407,527
Laundry and Sundry Income	7,827	—	702	—	—	—	265	10,656	48,784	68,233
	575,312	138,000	552,570	398,369	106,940	418,116	381,284	1,234,005	5,671,164	9,475,760
Expenses
Administrative	7,723	(166)	18,772	3,685	2,580	8,076	5,362	21,790	76,085	143,906
Depreciation and Amortization	213,002	3,127	219,651	134,840	48,064	179,067	160,258	490,917	5,091,729	6,540,654
Management Fees	24,175	5,520	23,422	15,735	4,682	16,560	15,944	49,048	120,505	275,589
Operating	71,442	(137)	30,631	947	(138)	313	36,097	181,155	490,850	811,160
Renting	10,413	—	35,100	2,968	200	2,043	1,892	8,967	123,286	184,869
Repairs and Maintenance	68,035	—	29,173	126,667	50,129	219,270	39,419	172,544	379,873	1,085,110
Taxes and Insurance	94,361	24,244	50,567	63,423	21,524	75,265	50,500	159,532	766,817	1,306,233
	489,152	32,587	407,316	348,264	127,041	500,593	309,472	1,083,953	7,049,145	10,347,522
Income Before Other Income	86,161	105,413	145,255	50,106	(20,101)	(82,477)	71,812	150,052	(1,137,981)	(871,762)

Other Income (Loss)
Interest Income	2	1	23	45	6,310	—	2	4	5	6,396
Interest Expense	(251,848)	(30,943)	(253,576)	(143,317)	(48,538)	(134,628)	(157,375)	(428,388)	(2,522,654)	(3,971,267)
Gain on Sale of Real Estate	—	—	—	—	—	9,478	—	—	—	9,478
Other Income (Expenses)	—	—	—	—	7,721	—	—	2,168	—	9,889
	(251,846)	(30,942)	(253,554)	(143,272)	(34,507)	(125,150)	(157,373)	(426,216)	(2,522,649)	(3,945,507)

Net Income (Loss)	(165,686)	74,471	(108,299)	(93,166)	(54,608)	(207,627)	(85,561)	(276,164)	(3,900,630)	(4,817,270)

Net Loss - NERA 50%	(82,843)	37,236	(54,149)	(46,583)	(27,304)	(103,813)	(42,781)	(138,082)		(458,320)
NERA 40%									(1,560,252)	(1,560,252)
										(2,018,572)

Summary financial information for the three months ended June 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total

Revenues
Rental Income	286,638	69,000	282,484	201,108	56,173	210,849	193,792	605,336	2,759,204	4,664,584
Laundry and Sundry Income	3,777	—	238	—	—	—	—	5,296	25,139	34,451
	290,415	69,000	282,722	201,108	56,173	210,849	193,792	610,632	2,784,344	4,699,035

Expenses
Administrative	5,286	1,007	9,447	2,224	1,646	3,539	2,607	10,254	30,577	66,586
Depreciation and Amortization	106,823	1,563	109,826	67,564	24,032	89,473	80,213	246,095	2,551,371	3,276,959
Management Fees	12,497	2,760	12,303	7,773	2,448	8,272	7,863	24,614	58,987	137,517
Operating	30,769	—	13,527	843	35	30	14,326	72,654	192,751	324,934
Renting	10,413	—	29,100	2,833	200	1,439	794	5,564	74,578	124,920
Repairs and Maintenance	27,177	—	16,224	62,855	13,188	110,703	14,885	92,776	219,866	557,675
Taxes and Insurance	46,034	12,370	23,085	31,464	10,999	37,502	25,507	82,146	384,783	653,890
	238,999	17,701	213,512	175,555	52,548	250,958	146,195	534,102	3,512,912	5,142,482
Income Before Other Income	51,416	51,299	69,210	25,553	3,625	(40,109)	47,597	76,530	(728,568)	(443,447)

Other Income (Loss)
Interest Income	1	1	12	22	3,080	—	1	1	—	3,119
Interest Expense	(126,604)	(15,809)	(126,482)	(72,051)	(24,404)	(67,693)	(79,127)	(214,934)	(1,270,537)	(1,997,642)
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(126,603)	(15,808)	(126,470)	(72,029)	(21,324)	(67,693)	(79,127)	(214,932)	(1,270,537)	(1,994,523)

Net Income (Loss)	(75,187)	35,491	(57,260)	(46,476)	(17,699)	(107,802)	(31,529)	(138,402)	(1,999,106)	(2,437,970)

P&L- NERA 50%	(37,594)	17,746	(28,630)	(23,238)	(8,849)	(53,901)	(15,765)	(69,201)		(219,432)
P&L- NERA 40%									(799,642)	(799,642)
										(1,019,075)

Future annual mortgage maturities at June 30, 2010 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Hamilton Park Towers
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
June 30, 2011	91,070		152,375					255,069		498,514
June 30, 2012	115,231	2,162,000	163,228	35,232		20,668	33,648	271,154	789,756	3,590,917
June 30, 2013	122,083		174,853	63,301	1,668,000	64,350	69,329	285,743	1,240,873	3,688,532
June 30, 2014	129,342		6,761,248	67,037		68,027	73,421	301,118	1,311,782	8,711,975
June 30, 2015	137,033			70,994		71,915	77,755	15,161,974	1,386,742	16,906,413
Thereafter	8,005,241			4,763,436		4,525,040	5,245,847		85,184,847	107,724,411
	8,600,000	2,162,000	7,251,704	5,000,000	1,668,000	4,750,000	5,500,000	16,275,058	89,914,000	141,120,762

Summary financial information as of June 30, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Total
ASSETS
Rental Properties	10,402,640	2,576,552	9,183,178	6,479,101	2,136,485	8,101,204	8,069,672	24,488,055	71,436,887
Cash & Cash Equivalents	49,965	12,480	3,694	14,674	65,564	1,215	12,129	201,073	360,795
Rent Receivable	16,635	3,050	1,890	1,000	1,141	1,679	(1,794)	14,828	38,429
Real Estate Tax Escrow	54,935	—	24,702	24,268	—	49,330	46,941	98,177	298,353
Due From Investment Properties	100,000	—	—	70,000	100,713	40,000	—	210,000	520,713
Prepaid Expenses & Other Assets	68,261	1,095	80,089	79,571	223,791	55,924	64,778	304,337	877,846
Financing & Leasing Fees	130,893	13,555	36,745	37,238	19,231	48,509	30,222	38,902	355,295
Total Assets	10,823,329	2,606,733	9,330,298	6,705,852	2,546,925	8,297,861	8,221,948	25,355,372	73,888,318
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,393,948	5,000,000	1,668,000	4,750,000	5,500,000	16,519,346	51,593,294
Due to Investment Properties	—	—	405,000		44,000	26,713	25,000	20,000	520,713
Accounts Payable & Accrued Expense	103,417	9,236	67,429	4,497	18,338	47,103	42,694	186,482	479,196
Advance Rental Pymts & Security Dep	148,663	—	130,827	58,231	17,480	78,709	50,584	208,969	693,463
Total Liabilities	8,852,080	2,171,236	7,997,204	5,062,728	1,747,818	4,902,525	5,618,278	16,934,797	53,286,666
Partners’ Capital	1,971,249	435,497	1,333,094	1,643,124	799,107	3,395,336	2,603,670	8,420,575	20,601,652
Total Liabilities and Capital	10,823,329	2,606,733	9,330,298	6,705,853	2,546,925	8,297,861	8,221,948	25,355,372	73,888,318
Partners’ Capital—NERA 50%	985,625	217,748	666,547	821,562	399,553	1,697,668	1,301,835	4,210,287	10,300,826

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	621
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	624
Units to be retained	49	1	40	49	—	48	42	148	377
Units to be sold	—	—	—	127	120	—	—	—	247
Units sold through July 27, 2009	—	—	—	127	105	—	—	—	232
Balance of unsold units	—	—	—	—	15	—	—	—	15
Unsold units with deposits for future sale as of July 27, 2009	—	—	—	—	—	—	—	—	—

Summary financial information for the six months ended June 30, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Total
Revenues
Rental Income	608,507	148,298	558,956	403,934	113,977	399,916	377,985	1,202,838	3,814,411
Laundry and Sundry Income	1,892	—	1,293	—	—	—	567	11,165	14,917
	610,399	149,298	560,249	403,934	113,977	399,916	378,552	1,214,003	3,829,328
Expenses
Administrative	8,322	9,752	11,169	9,038	4,176	7,955	6,180	16,743	73,335
Depreciation and Amortization	216,111	1,919	213,238	156,149	53,068	199,157	228,756	749,370	1,817,768
Management Fees	24,942	5,541	22,591	16,024	4,478	15,571	14,308	49,370	152,825
Operating	70,264	—	31,680	1,409	130	3,718	46,721	186,701	340,623
Renting	15,500	—	22,550	2,998	—	810	2,615	7,365	51,838
Repairs and Maintenance	52,000	3,930	39,520	132,597	29,876	131,500	38,394	136,782	564,599
Taxes and Insurance	61,985	44,300	39,685	75,524	24,063	86,154	50,680	149,695	532,086
	449,124	65,442	380,433	393,739	115,791	444,865	387,654	1,296,026	3,533,074
Income Before Other Income	161,275	82,856	179,816	10,195	(1,814)	(44,949)	(9,102)	(82,023)	296,255
Other Income (Loss)
Interest Expense	(251,915)	(32,632)	(258,482)	(143,315)	(50,836)	(134,516)	(157,348)	(435,009)	(1,464,053)
Interest Income	2	—	29	35	7,510	—	—	2	7,578
Gain on Sale of Real Estate	—	—	—	—	49,646	—	—	—	49,646
	(251,913)	(32,632)	(258,453)	(143,280)	6,320	(134,516)	(157,348)	(435,007)	(1,406,829)
Net Income (Loss)	(90,638)	50,224	(78,637)	(133,085)	4,506	(179,465)	(166,450)	(517,030)	(1,110,575)
Net Income (loss)—NERA 50%	(45,319)	25,112	(39,319)	(66,543)	2,253	(89,733)	(83,225)	(258,515)	(555,288)

Summary financial information for the three months ended June 30, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Total
Revenues
Rental Income	266,179	72,050	279,904	199,310	55,567	204,043	187,040	590,792	1,854,885
Laundry and Sundry Income	1,299	—	691	—	—	—	238	4,928	7,156
	267,478	72,050	280,595	199,310	55,567	204,043	187,278	595,720	1,862,041
Expenses
Administrative	5,601	7,628	5,072	4,926	2,711	2,903	3,409	6,040	38,290
Depreciation and Amortization	108,140	1,563	107,997	78,239	26,534	100,775	114,378	374,806	912,432
Management Fees	10,503	2,760	11,063	7,939	2,125	7,978	7,103	24,467	73,938
Operating	30,264	—	12,504	706	69	300	18,961	74,233	137,037
Renting	9,650	—	7,880	1,733	—	270	1,716	3,309	24,558
Repairs and Maintenance	27,959	3,600	26,472	65,067	14,920	65,816	21,081	69,154	294,069
Taxes and Insurance	24,937	22,307	22,284	37,770	12,031	43,550	26,066	74,526	263,471
	217,054	37,858	193,272	196,380	58,390	221,592	192,714	626,535	1,743,795
Income Before Other Income	50,424	34,192	87,323	2,930	(2,823)	(17,549)	(5,437)	(30,815)	118,246
Other Income (Loss)
Interest Expense	(126,641)	(16,203)	(128,972)	(72,076)	(24,673)	(67,641)	(79,104)	(218,338)	(733,648)
Interest Income	—	—	14	18	2,570	—	—	1	2,603
Gain on Sale of Real Estate	—	—	—	—	49,336	—	—	—	49,336
	(126,641)	(16,203)	(128,958)	(72,058)	27,233	(67,641)	(79,104)	(218,337)	(681,709)
Net Income (Loss)	(76,217)	17,989	(41,635)	(69,128)	24,410	(85,190)	(84,540)	(249,152)	(563,463)
Net Income (loss)—NERA 50%	(38,109)	8,995	(20,817)	(34,564)	12,205	(42,595)	(42,270)	(124,576)	(281,732)

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

Management believes that the financial difficulties experienced since the lending crisis in 2007 will continue and recovery will take longer than previous recessions.  Management also believes that while the national recession has academically ended and the credit markets have begun to emerge from their dormancy, the recovery at the local level will be slow and steady.  The Greater Boston Metropolitan Area, the Partnership’s primary market, continues to experience high unemployment levels and continued downsizing by many corporations and we believe the conditions will not begin improving until the fourth quarter of 2010.

During the six months ended June 30, 2010, the Partnership’s rental income decreased approximately 1.4% from the same period in 2009.  Management believes that the modest decline will abate during the fourth quarter 2010 as the rental market tightens.  Occupancy continues to remain above 95 % for the quarter and bad debt did not rise to levels previously anticipated by Management.  Expenses increased less than 1%, the most significant increase was in real estate taxes and insurance.  Operating expenses declined due to a drop in utility costs as the result of the ongoing capital improvements in heating equipment.  Property management’s focus on tenant retention and curb appeal is having an impact on occupancy and lower turnover costs.  Management believes that these collective efforts will improve results for the remainder of 2010.  Management is satisfied with the performance of its latest Joint Venture acquisition, Dexter Park.

The Stock Repurchase Program that was initiated in 2007 has purchased 398,320 Depository Receipts through June 2010.  Given the lack of alternative investments, liquidity markets and the current share price, Management continues to support the buyback program and believes it to be accretive to the remaining shareholders.  Management continues to be active bidding on commercial real estate within Massachusetts and remains poised to acquire real estate it deems opportune given the current selling and financing environment.

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

At June 30, 2010, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. Two of NewReal’s other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 7% of the repair and maintenance expense paid for by the Partnership in the six months ended June 30, 2010 and 3% for the year ended December 31, 2009. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 75% of the legal services paid for by the Partnership during the six months ended June 30, 2010 and for the year ended December 31, 2009.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2010 and 2009, the construction and architectural service provided to the Partnership by Hamilton was insignificant.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2010, Hamilton charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services.

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

Rental Properties:  Rental properties are stated at cost less accumulated depreciation.  Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized.  When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income.  Fully depreciated assets are removed from the accounts.  Rental properties are depreciated by both straight-line and accelerated methods over their estimated useful lives.  Upon acquisition of rental property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships.  The Partnership allocates the purchase price to the assets acquired and liabilities assumed based on their fair values.  The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction.  In estimating the fair value of the tangible and intangible assets acquired, the Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include a estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships included the nature and extent of the Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, analysis of the value is prepared.  The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write-down is required.

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

Investments in Partnerships:  The Partnership accounts for its 40-50% ownership in the Investment Properties under the equity method of accounting, as it does not control these entities. These investments are recorded initially at cost, as Investments in Partnerships, and subsequently adjusted for the Partnership’s share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

The Partnership and its Subsidiary Partnerships incurred a loss of approximately $254,000 during the three months ended June 30, 2010, compared to income of approximately $776,000 for the three months ended June 30, 2009, a decrease in income of approximately $1,030,000.

The rental activity is summarized as follows:

	Occupancy Date
	July 26, 2010	July 27, 2009
Residential
Units—exclusive of available for sale units	2,288	2,288
Vacancies	109	112
Vacancy rate	4.8%	4.9%
Commercial
Total square feet	110,949	110,949
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2010		2009
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,116	$8,116	$8,179	$8,179
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$147	$147	$110	$110

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:

	Three Months Ended June 30,		Dollar	Percent
	2010	2009	Change	Change
Revenues:
Rental income	$8,116,004	$8,179,090	$(63,086)	(0.7)%
Laundry and sundry income	114,726	97,257	17,469	17.9%
	8,230,730	8,276,347	(45,617)	(0.5)%
Expenses
Administrative	431,564	386,417	45,147	11.7%
Depreciation and amortization	1,418,408	1,504,877	(86,469)	(5.7)%
Management fees	341,577	333,898	7,679	2.3%
Operating	824,583	868,593	(44,010)	(5.0)%
Renting	107,946	83,170	24,776	29.8%
Repairs and maintenance	1,254,860	1,167,345	87,515	7.5%
Taxes and insurance	1,041,412	926,639	114,773	12.4%
	5,420,350	5,270,939	149,411	2.8%
Income Before Other Income and Discontinued Operations	2,810,380	3,005,408	(195,028)	(6.5)%
Other Income (Loss)
Interest expense	(2,047,512)	(1,962,093)	(85,419)	(4.3)%
Interest income	1,754	14,228	(12,474)	(87.6)%
(Loss) from investment in unconsolidated joint ventures	(1,019,074)	(281,733)	(737,341)	(261.7)%
Other income (loss)	—	—
	(3,064,832)	(2,229,598)	(835,234)	(37.4)%
Income (loss) from Continuing Operations	(254,452)	775,810	(1,030,262)	(132.7)%
Discontinued Operations:
Gain (loss) on sale of real estate from discontinued operations	—	2,165	(2,165)	100.0%
	—	2,165	(2,165)	100.0%
Net (loss) income	$(254,452)	$777,975	$(1,032,427)	(132.7)%

Rental income from continuing operations for the three months ended June 30, 2010 was approximately $8,116,000, compared to approximately $8,179,000 for the three months ended June 30, 2009, a decrease of approximately $63,000 (0.7%). This decrease in rental income is due to the amortization of approximately $122,000 in connection with the free rent granted to tenants.  Properties with increases in rental income in the second quarter of 2010 compared to 2009 include; Westgate Woburn, Executive Apartments, Redwood Hills, Clovelly and 140 North Beacon Street with increases of approximately $18,000, $16,000, $15,000, $11,000, and $10,000 respectively.

Expenses from continuing operations for the three months ended June 30, 2010 were approximately $5,420,000 compared to approximately $5,271,000 for the three months ended June 30, 2009, an increase of approximately $149,000 (2.8%). The most significant factors contributing to this increase were an increase in taxes and insurance of approximately $114,000 (12.4%) due to an increase in real estate taxes, an increase in repairs and maintenance expenses of approximately $88,000 (7.5%) due to significant repairs at the properties in an effort to maintain occupancy, an increase in renting expenses of approximately $25,000 (29.7%) due to increases in rental commissions, and an increase in administrative expenses of approximately $45,000 (11.7%) due to an increase in professional fees as well as an administrative service fee in connection with the maintenance costs at the partnership properties.  These increases are offset by decreases in operating expenses of approximately $44,000 (5.0%) due to a decrease in heating costs resulting from the efficiency of new heating systems at many of the partnership properties and a decrease in depreciation and amortization expense of approximately $86,000 (5.7%).Interest expense increased approximately $85,000 (4.3%) primarily due to the $7,168,600 borrowed in October 2009.

At June 30, 2010, the Partnership has a 40 - 50% ownership interest in nine Investment Properties. See Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $1,019,000 for the three months ended June 30, 2010 compared to a loss of approximately $282,000 for the three months ended June 30, 2009, an increase of approximately $737,000.  Included in this loss is depreciation and amortization expense of approximately $1,383,000.  For the three months ended June 30, 2010, the loss associated with the 2009 acquisition of Dexter Park is approximately $799,000, of which approximately $1,021,000 is depreciation and amortization.  See the six month discussion of Dexter Park for additional information.

Interest income for the three months ended June 30, 2010 was approximately $1,700 compared to approximately $14,000 for the three months ended June 30, 2009, a decrease of approximately $12,000(87.7%). This decrease is due to a decrease in the cash available for investment as well as a drop in interest rates.

As a result of the changes discussed above, net loss for the three months ended June 30, 2010 was approximately $254,000 compared to income of approximately $778,000 for the three months ended June 30, 2009, a change of approximately $1,032,000.

Comparison of the six months ended June 30, 2010 compared to six months ended June 30, 2009

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of $5,495,327 for the six months ended June 30, 2010, compared to $5,730,816 for the six months ended June 30, 2009, a decrease of $235,489(4.1%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Dollar	Percent
	2010	2009	Change	Change
Revenues:
Rental income	$16,312,820	$16,544,672	(231,852)	(1.4)%
Laundry and sundry income	235,926	192,370	43,556	22.6%
	16,548,746	16,737,042	(188,296)	(1.1)%
Expenses
Administrative	922,600	852,347	70,253	8.2%
Depreciation and amortization	2,797,319	2,921,497	(124,178)	(4.2)%
Management fees	680,219	676,787	3,432	0.5%
Operating	2,106,245	2,374,329	(268,084)	(11.3)%
Renting	174,996	144,129	30,867	21.4%
Repairs and maintenance	2,252,603	2,145,631	106,972	4.9%
Taxes and insurance	2,119,437	1,891,506	227,931	12.0%
	11,053,419	11,006,226	47,193	0.4%
Income Before Other Income and Discontinued Operations	5,495,327	5,730,816	(235,489)	(4.1)%
Other Income (Loss)
Interest expense	(4,076,672)	(3,907,240)	(169,432)	(4.3)%
Interest income	2,513	32,591	(30,078)	(92.2)%
Gain on sale of equipment	—	4,190	(4,190)	(100.0)%
(Loss) from investment in unconsolidated joint ventures	(2,018,571)	(555,288)	(1,463,283)	(263.5)%
	(6,092,730)	(4,425,747)	(1,666,983)	(37.6)%
Income (loss) from Continuing Operations	(597,403)	1,305,069	(1,902,472)	(145.7)%
Discontinued Operations:
Gain (loss) on sale of real estate from discontinued operations	—	(7,009)	7,009	100.0%
	—	(7,009)	7,009	100.0%
Net (loss) income	$(597,403)	$1,298,060	$(1,895,463)	(146.0)%

Rental income from continuing operations for the six months ended June 30, 2010 was approximately $16,313,000 compared to approximately $16,545,000 for the six months ended June 30, 2009, a decrease of approximately $232,000 (1.4%). This decrease in rental income is due to the amortization of approximately $306,000 in connection with the free rent granted to tenants.  The following properties experienced rental income increases:  Westside Colonial, Westgate Apartments, Executive Apartments, Avon Street and Redwood Hills with increase of approximately $31,000, $28,000, $23,000, $18,000 and $18,000 respectively.  These increases are offset by decreases in rental income at the following properties:  Linewt, Brookside, and 1131 Commonwealth Ave with decreases of approximately $16,000, $13,000, and $9,000 respectively.

Expenses from continuing operations for the six months ended June 30, 2010 were approximately $11,053,000 compared to approximately $11,006,000 for the six months ended June 30, 2009, an increase of approximately $47,000 (0.4%). The most significant factor contributing to this increase was an increase in taxes and insurance of approximately $236,000(12.6%); an increase in administrative expenses of approximately $70,000(8.2%); an increase in repairs and maintenance expenses of approximately $107,000(5.0%); and an increase in renting expenses of approximately $31,000(21.4%).  The reasons for these changes are discussed in the section for the results for the three months ended June 30, 2010.

These increases in expenses are offset by a decrease in operating expenses of approximately $268,000 (11.3%), and a decrease in depreciation and amortization of approximately $124,000(4.2%).

Interest expense increased approximately $169,000 (4.3%) due to a higher level of debt offset by lower interest rates and $7,168,000 borrowed for the Dexter Park acquisition in October 2009.

At June 30, 2010, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $2,019,000 for the six months ended June 30, 2010 compared to a loss of approximately $555,000 for the six months ended June 30, 2009, an increase of approximately $1,464,000.  Included in the net loss during the six months ended June 30, 2010 is depreciation and amortization of approximately $2,761,000.

As discussed in Note 14 to the Consolidated Financial Statements, the Partnership acquired Dexter Park in October 2009.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership is amortizing the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization is approximately $407,000 which at 40% reduces the Partnership’s income by approximately $163,000 per month. For the six months ended June 30, 2010 the total amortization in connection with these leases is approximately $2,442,000, of which the Partnership’s share is approximately $976,000.  In November 2010, the intangible assets will be fully amortized which will result in lower amortization expense. For the six months ended June 30, 2010, the Partnership’s share of loss on Dexter Park is approximately $1,560,000.

Interest income for the six months ended June 30, 2010 was approximately $2,500 compared to approximately $33,000 for the six months ended June 30, 2009, a decrease of approximately $30,000 (92%). This decrease is due to a drop in interest rates.

As a result of the changes discussed above, net loss for the six months ended June 30, 2010 was $597,403 compared to income of $1,298,060 for six months ended June 30, 2009, a decrease in income of $1,895,463(146.0%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2010 and 2009 was the collection of rents and refinancing of partnership properties. The majority of cash and cash equivalents of $5,030,399 at June 30, 2010 and $2,879,663 at December 31, 2009 was held in interest bearing accounts at creditworthy financial institutions.

This increase of $2,150,736 at June 30, 2010 is summarized as follows:

	Six Months Ended June 30,
	2010	2009
Cash provided by operating activities	$4,199,041	$4,939,638
Cash (used in) investing activities	(137,727)	(1,087,015)
Cash (used in) provided by financing activities	477,150	(416,210)
Repurchase of Depositary Receipts, Class B and General Partner Units	(540,911)	(1,278,090)
Distributions paid	(1,846,817)	(1,860,989)
Net increase in cash and cash equivalents	$2,150,736	$297,334

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash used in investing activities is due to increases in the distributions from the joint venture in 2010 as well as the decrease in capital improvements to Partnership properties. The increase in cash provided by financing activities is due to the refinancing of a Partnership property in 2010 resulting in an increase in cash.

During the six months ended June 30, 2010, the Partnership and its Subsidiary Partnerships completed improvements to certain of the properties at a total cost of approximately $788,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Hamilton Oaks, and Westside Colonial, at a cost of approximately $124,000, $93,000, $79,000, and $55,000, respectively. The Partnership plans to invest approximately $1,380,000 in additional capital improvements in 2010.

In 2010, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31,  June 30, and September 30, 2010.

In 2009, the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt).

During the six months ended June 30, 2010 the Partnership purchased 6,896 receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership units for $5,400.

In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing.  The interest rate as of June 30, 2010 was 4.25%.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

On March 25, 2010, the Partnership refinanced the NERA Brookside Associates, LLC.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note however it is being amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of June 30, 2010, the Partnership had between a 40 - 50% ownership interest in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method.  At June 30, 2010, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,569,000.  See Note 14 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $286,000,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Company’s management, with the participation of the president and chief financial officer of its general partner, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the president and chief executive officer and chief financial officer of the Company’s general partner have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)           None

(b)           None.

(c)           Issuer Purchases of Equity Securities during the Second Quarter of 2010:

			Remaining number of Depositary
Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Receipts that may be purchased Under the Plan(as Amended)
April 1 - 30, 2010	$65.85	2,375	101,680
May 1 - 31, 2010	$0	—	101,680
June 1 - 30, 2010	$0	—	101,680
Total		2,375

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts and on January 30, 2008 the General Partner further increased the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner further increased the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,00.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ending August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through June 30, 2010, the Partnership has repurchased 398,320

Depositary Receipts at an average price of $73.59 per receipt (or $735.90 per underlying Class A Unit), 1,724 Class B Units and 91 General Partner Units both at an average price of $585.05 per Unit, totaling approximately $30,480,000 including brokerage fees paid by the Partnership. See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program through June 30, 2010.

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

Dated: August 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 12, 2010
Ronald Brown	(Principal Executive Officer)
/s/ HAROLD BROWN	Treasure and Director to the General Partner	August 12, 2010
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
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