Form 10-Q
period 2010-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2010-11-12
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2010, there were 105,188 of the registrant’s Class A units (1,051,876 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART I — FINANCIAL INFORMATION

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

The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$93,339,779	$95,971,937
Cash and Cash Equivalents	4,814,195	2,879,663
Rents Receivable	698,505	1,038,820
Real Estate Tax Escrows	254,758	311,582
Prepaid Expenses and Other Assets	3,474,079	2,857,288
Investments in Unconsolidated Joint Ventures	21,084,527	24,964,453
Financing and Leasing Fees	977,690	1,065,993
Total Assets	$124,643,533	$129,089,736
LIABILITIES AND PARTNERS’ CAPITAL
Note Payable	$7,168,600	$7,168,600
Mortgage Notes Payable	137,903,103	137,641,354
Accounts Payable and Accrued Expenses	2,235,510	2,195,245
Advance Rental Payments and Security Deposits	3,356,160	3,417,361
Total Liabilities	150,663,373	150,422,560

Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,484 and 132,346 units outstanding in 2010 and 2009, respectively	(26,019,840)	(21,332,824)
Total Liabilities and Partners’ Capital	$124,643,533	$129,089,736

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues
Rental income	$8,119,956	$8,089,673	$24,432,776	$24,634,345
Laundry and sundry income	106,772	119,893	342,698	312,263
	8,226,728	8,209,566	24,775,474	24,946,608
Expenses
Administrative	409,134	416,398	1,331,734	1,277,745
Depreciation and amortization	1,493,664	1,591,668	4,290,983	4,513,165
Management fees	342,010	334,745	1,022,230	1,011,531
Operating	795,912	689,871	2,902,157	3,064,201
Renting	209,277	262,234	384,273	406,363
Repairs and maintenance	1,504,045	1,435,264	3,756,649	3,580,895
Taxes and insurance	1,039,924	891,239	3,159,361	2,773,745
	5,793,966	5,621,419	16,847,387	16,627,645
Income Before Other Income and Discontinued Operations	2,432,762	2,588,147	7,928,087	8,318,963
Other Income (loss)
Interest income	1,898	15,270	4,411	47,861
Interest expense	(2,064,796)	(1,978,591)	(6,141,468)	(5,885,831)
Gain(Loss) on the sale of equipment	—	93	—	(2,726)
(Loss) from investment in unconsolidated joint ventures	(1,151,355)	(325,614)	(3,169,926)	(880,902)
	(3,214,253)	(2,288,842)	(9,306,983)	(6,721,598)
Net Income (loss)	$(781,491)	$299,305	$(1,378,896)	$1,597,365

Net Income per Unit	$(5.94)	$2.26	$(10.46)	$11.99

Weighted Average Number of Units Outstanding	131,485	132,556	131,767	133,175

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Unit						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2009	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(2,229,931)	(529,609)	(27,874)	(2,787,414)
Stock Buyback	—	—	—	—	2,905	(2,905)	(1,214,734)	(284,626)	(14,980)	(1,514,340)
Net Income	—	—	—	—	—	—	1,277,892	303,499	15,974	1,597,365
Balance, September 30, 2009	144,180	34,243	1,802	180,225	47,879	132,346	$(16,340,518)	$(3,877,001)	$(204,052)	$(20,421,571)
Balance, January 1, 2010	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,823)
Distribution to Partners	—	—	—	—			(2,213,767)	(525,770)	(27,672)	(2,767,209)
Stock Buyback	—	—	—	—	862	(862)	(432,920)	(102,591)	(5,400)	(540,911)
Net (Loss)	—	—	—	—			(1,103,118)	(261,990)	(13,789)	(1,378,897)
Balance, September 30, 2010	144,180	34,243	1,802	180,225	48,741	131,484	$(20,819,325)	$(4,940,489)	$(260,026)	$(26,019,840)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$(1,378,896)	$1,597,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,290,983	4,513,165
Loss from investment in joint ventures	3,169,926	880,902
Gain (loss) on the sale of equipment	—	2,726
Changes in operating assets and liabilities
(Increase) decrease in rents receivable	340,315	(149,645)
(Decrease) increase in accounts payable and accrued expense	40,265	(159,481)
Decrease in real estate tax escrow	56,824	2,676
(Increase) decrease in prepaid expenses and other assets	(616,791)	238,682
(Decrease) in advance rental payments and security deposits	(61,201)	(306)
Total Adjustments	7,220,321	5,328,719
Net cash provided by operating activities	5,841,425	6,926,084
Cash Flows provided by (used in) Investing Activities
Net proceeds from the sale of equipment	—	13,733
Investment in consolidated joint venture	(40,000)
Deposit on future acquisition	—	(2,660,500)
Proceeds from unconsolidated joint ventures	750,000	282,500
Purchase and improvement of rental properties	(1,563,380)	(2,346,364)
Net cash (used in) investing activities	(853,380)	(4,710,631)
Cash Flows provided by (used in) Financing Activities
Payment of financing costs	(7,143)	(18,687)
Principal payments of mortgage notes payable	(642,372)	(612,528)
Stock buyback	(540,911)	(1,514,340)
Proceeds of mortgage notes payable	904,122	—
Distributions to partners	(2,767,209)	(2,787,414)
Net cash (used in) financing activities	(3,053,513)	(4,932,969)
Net Increase (Decrease) in Cash and Cash Equivalents	1,934,532	(2,717,516)
Cash and Cash Equivalents, at beginning of period	2,879,663	10,752,931
Cash and Cash Equivalents, at end of period	$4,814,195	$8,035,415

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2010 or 2009.  The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2010, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.05% to 1.0%.   At September 30, 2010 and December 31, 2009, respectively, approximately $5,858,000 and $4,026,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $57,288 and $58,884 for the nine months ended September 30, 2010 and 2009, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2010 and year ended December 31, 2009, there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2010, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2010, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% or 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2010 with a total of 798 residential units, two commercial spaces and one parking lot, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2010	December 31, 2009	Useful Life
Land, improvements and parking lots	$26,100,616	$26,072,100	15—40 years
Buildings and improvements	111,241,625	111,016,179	15—40 years
Kitchen cabinets	4,407,580	3,977,528	5—10 years
Carpets	4,058,564	3,506,481	5—10 years
Air conditioning	950,546	882,354	7—10 years
Laundry equipment	371,096	367,209	5—7 years
Elevators	1,021,676	984,506	20 years
Swimming pools	157,489	157,489	10 years
Equipment	2,222,068	2,087,287	5—7 years
Motor vehicles	142,520	142,520	5 years
Fences	53,182	51,882	5—10 years
Furniture and fixtures	1,138,653	1,063,897	5—7 years
Smoke alarms	109,320	102,123	5—7 years
	151,974,935	150,411,555
Less accumulated depreciation	(58,635,156)	(54,439,618)
	$93,339,779	$95,971,937

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total management fees paid were approximately $1,022,000 and $1,012,000 during the nine months ended September 30, 2010 and 2009, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2010 and 2009, approximately $506,000 and $597,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2010 expenses referred to above, approximately $238,000 consisted of repairs and maintenance and $247,000 of administrative expense. Approximately $21,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2010, the Hamilton Company received approximately $483,000 from the Investment Properties of which approximately $389,000 was the management fee, approximately $ 71,000 was for repairs and maintenance expenses, approximately $18,000 was for administrative expenses and approximately $4,500 was for construction supervision and architectural fees.  The management fee is equal to 4% of rental income at the majority of investment properties and 2% at Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,007,000 and $1,680,000 during the nine months ended September 30, 2010 and 2009, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2010 and 2009.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the nine months ended September 30, 2010, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $247,000 above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  During the nine months ended September 30, 2010, this individual received $75,000 which includes a bonus of $25,000, a quarterly fee of $12,500 for the first quarter of 2010, and quarterly fees of $18,750 in the second quarter and third quarters of 2010. Going forward, the quarterly fee payable to this individual will be $18,750.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from

HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  As of November 12, 2010, the outstanding balance of principal on this loan was $5,868,600.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  On October 12, 2010  the Partnership paid HBC $1,300,000 and anticipates paying the balance of the payment demanded of $1,200,000 prior to December 31, 2010. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the nine months ended September 30, 2010 was approximately $326,000 and $78,000 for the year ended December 31, 2009. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

Approximately $1,669,000 and $1,426,000 of security deposits are included in prepaid expenses and other assets at September 30, 2010 and December 31, 2009, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2010 and December 31, 2009 is approximately $858,000 and $829,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of approximately $978,000 and $1,066,000 are net of accumulated amortization of approximately $511,000 and $450,000 at September 30, 2010 and December 31, 2009, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2010 and December 31, 2009, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2010, the fixed interest rates on these loans ranged from 4.84% to 7.07%, payable in monthly installments aggregating approximately $726,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties.  At September 30, 2010, the weighted average interest rate on the above mortgages was 5.55%. The effective rate of 5.63% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2010 are as follows:

2011—current maturities	$928,000
2012	1,009,000
2013	43,828,000
2014	7,806,000
2015	9,032,000
Thereafter	75,300,000
$137,903,000

In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing.  The interest rate as of September 30, 2010 was 4.25%.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2010, amounts received for prepaid rents of approximately $1,315,000 are included in cash and cash equivalents, and security deposits of approximately $1,670,000 are included in other assets and are restricted cash.

NOTE 7. PARTNERS’ CAPITAL

The Partnership has two classes of Limited Partners (Class A and B) and one category of General Partner. Under the terms of the Partnership Agreement, holders of Class A Units, Class B Units and General Partnership Units must represent 80%, 19% and 1%, respectively, of the total units outstanding.  Holders of a class of Partnership Units have equal profit sharing and distribution rights with all other holders of that class of Partnership Units in proportion to their pro rata interests in such class.

In 2010, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30,  September 30, and December 31, 2010.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September 30,
	2010	2009
Net (loss)income per Depositary Receipt	$(1.05)	$1.20
Distributions per Depositary Receipt	$2.10	$2.10

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2010 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488
48,741

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through September 30, 2010, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.59 per receipt (or $735.90 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,480,000 including brokerage fees paid by the Partnership.

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

During the nine months ended September 30, 2010 the Partnership repurchased 6,896 depositary receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership Units for $5,400.  The Partnership did not repurchase any depositary receipts or Units during the three months ended September 30, 2010.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2010, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2010 as follows:

Commercial Property Leases
2011	$2,838,000
2012	2,377,000
2013	1,858,000
2014	1,605,000
2015	1,071,000
Thereafter	1,209,000
$10,958,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $490,000 for the nine months ended September 30, 2010 and approximately $583,000 for the year ended December 31, 2009.

Rents receivable are net of an allowance for doubtful accounts of approximately $785,000 at September 30, 2010 and $476,000 at December 31, 2009.  Included in rents receivable at September 30, 2010 is approximately $332,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $168,000 representing the straight-line of rental concessions.

In 2010, rent at the commercial properties includes approximately $8,500 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2010 and 2009, cash paid for interest was approximately $6,141,000, and $5,886,000 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2010 and December 31, 2009, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2010 and December 31, 2009 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2010 and December 31, 2009, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2010 and December 31, 2009, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2010	$137,903,103	$149,087,821
At December 31, 2009	$137,641,354	$139,997,718
Investment Properties
At September 30, 2010	$141,013,383	$150,721,122

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of a tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $300,000 greater than statement income for the year ended December 31, 2009 and approximately $7,500,000 less than statement income for the year ended December 31, 2008. The cumulative tax basis of the Partnership’s real estate at December 31, 2009 is approximately $5,200,000 less than the statement basis. The primary reason for the lower tax basis is the acquisition of Linewt and Cypress Street utilizing tax free exchanges in 2008. The Partnership’s tax basis in its joint venture investments is approximately $1,500,000 greater than statement basis.   Taxable loss for 2010 is estimated to be approximately $200,000 greater than the financial statement loss due to depreciation provisions enacted in the 2010 Tax Act..  Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes.  These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC

Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  As of November 12, 2010, the outstanding balance of principal on this loan was $5,868,600.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. On October 12, 2010, the Partnership paid HBC $1,300,000 and anticipates paying the balance of the payment demanded of $1,200,000 prior to December 31, 2010. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the nine months ended September 30, 2010 was approximately $326,000 and $78,000 for the year ended December 31, 2009. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership is amortizing the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization is approximately $407,000 which at 40% reduces the Partnership’s income by approximately $163,000 per month. For the nine months ended September 30, 2010 the total amortization in connection with these leases is approximately $3,663,000, of which the Partnership’s share is approximately $1,465,000.  In November 2010, the intangible assets will be fully amortized which will result in lower amortization expense.   This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of October 26, 2010, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at September 30, 2010. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC, or the parking lot is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.26% at September 30, 2010) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At September 30, 2010, the remaining balance on the mortgage is approximately $16,214,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at September 30, 2010 of approximately $7,215,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information as of September 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total

ASSETS
Rental Properties	9,923,795	2,592,854	8,740,174	6,141,924	2,027,793	7,657,273	7,632,705	23,058,216	119,788,836	187,563,571
Cash & Cash Equivalents	471	5,759	3,894	4,527	32,165	38,884	90,609	84,990	723,378	984,677
Rent Receivable	37,056	—	3,815	6,422	3,604	2,333	1,693	10,154	252,374	317,450
Real Estate Tax Escrow	80,093	—	37,691	24,754	—	80,659	33,905	97,895	433,243	788,240
Prepaid Expenses & Other Assets	88,057	768	94,723	107,925	229,161	91,780	70,758	415,367	1,420,411	2,518,951
Financing & Leasing Fees	101,903	5,738	26,537	30,955	12,900	40,557	24,879	30,019	533,224	806,713

Total Assets	10,231,375	2,605,120	8,906,835	6,316,507	2,305,623	7,911,486	7,854,549	23,696,641	123,151,467	192,979,603

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	8,591,089	2,162,000	7,214,588	5,000,000	1,668,000	4,750,000	5,500,000	16,213,706	89,914,000	141,013,383
Accounts Payable& Accrued Exp	52,813	6,285	96,086	80,185	15,555	8,678	86,385	203,577	751,422	1,300,986
Advance Rental Payments & Security Deposits	126,925	—	111,349	64,193	20,224	79,018	62,199	228,928	1,632,665	2,325,500
Total Liabilities	8,770,827	2,168,285	7,422,022	5,144,378	1,703,779	4,837,696	5,648,584	16,646,211	92,298,087	144,639,869
Partners’ Capital	1,460,548	436,835	1,484,813	1,172,129	601,844	3,073,790	2,205,965	7,050,430	30,853,380	48,339,734
Total Liabilities and Capital	10,231,375	2,605,120	8,906,835	6,316,507	2,305,623	7,911,486	7,854,549	23,696,641	123,151,467	192,979,603
Partners’ Capital NERA 50%	730,274	218,418	742,407	586,065	300,922	1,536,895	1,102,982	3,525,215		8,743,177
NERA 40%									12,341,352	12,341,352
										21,084,529

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through Oct. 26, 2010	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—		15
Unsold units with deposits for future sale as of Oct. 26, 2010	—	—	—	—	—	—	—	—	—	—

Summary financial information for the nine months ended September 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	845,971	207,000	816,136	590,388	165,092	628,658	574,388	1,834,731	8,213,675	13,876,041
Laundry and Sundry Income	11,664	—	1,751	—	—	—	265	15,040	71,488	100,207
	857,636	207,000	817,888	590,388	165,092	628,658	574,652	1,849,771	8,285,163	13,976,248
Expenses
Administrative	10,305	(643)	27,851	7,718	4,319	11,714	7,003	30,175	120,222	218,664
Depreciation and Amortization	319,980	4,690	330,567	202,510	72,096	268,819	241,303	737,678	7,650,129	9,827,772
Management Fees	34,660	8,280	33,579	23,751	6,940	24,914	23,784	73,507	181,549	410,964
Operating	102,208	(137)	46,470	1,207	(138)	313	46,963	259,188	682,040	1,138,114
Renting	23,007	—	41,425	3,104	200	3,698	3,185	14,166	214,696	303,482
Repairs and Maintenance	109,000	—	61,470	255,649	63,716	281,938	67,484	253,745	675,397	1,768,399
Taxes and Insurance	137,142	35,711	73,680	95,499	32,000	94,888	76,238	238,815	1,108,115	1,890,088
	736,302	47,901	614,843	589,436	179,132	686,284	465,960	1,607,274	10,630,148	15,557,280
Income (Loss)Before Other Income	121,334	159,099	203,045	953	(14,040)	(57,626)	108,692	242,497	(2,344,985)	(1,581,033)

Other Income (Loss)
Interest Income	2	1	35	68	9,239	—	2	5	5	9,358
Interest Expense	(329,724)	(46,879)	(379,392)	(216,150)	(73,224)	(203,035)	(237,346)	(644,832)	(3,827,225)	(6,007,808)
Gain on Sale of Real Estate	—	—	—	—	195	9,478	—	—	—	9,673
Other Income (Expenses)	—	—	—	—	7,526	—	—	2,168	(17,720)	(8,026)
	(379,722)	(46,877)	(379,357)	(216,082)	(56,264)	(193,556)	(237,346)	(642,659)	(3,844,940)	(5,996,803)

Net Income (Loss)	(258,388)	112,222	(176,313)	(215,129)	(70,305)	(251,182)	(128,654)	(400,162)	(6,189,926)	(7,577,838)

Net Loss - NERA 50%	(129,194)	56,111	(88,157)	(107,565)	(35,152)	(125,591)	(64,326)	(200,081)		(693,955)
NERA 40%									(2,475,970)	(2,475,970)
										(3,169,925)

Summary financial information for the three months ended September 30, 2010

	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Hamilton	Hamilton	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Minuteman	on Main	Park	Total

Revenues
Rental Income	278,486	69,000	264,268	192,019	58,152	210,543	193,368	611,382	2,591,295	4,468,513
Laundry and Sundry Income	3,838		1,050					4,383	22,704	31,974
	282,323	69,000	265,318	192,019	58,152	210,543	193,368	615,766	2,613,999	4,500,488

Expenses
Administrative	2,583	(477)	8,879	4,032	1,739	3,638	1,641	8,385	44,138	74,557
Depreciation and Amortization	106,978	1,563	110,916	67,670	24,032	89,752	81,044	246,762	2,558,400	3,287,118
Management Fees	10,485	2,760	10,158	8,016	2,258	8,355	7,840	24,459	61,045	135,374
Operating	30,766		15,839	260			10,867	78,033	191,189	326,954
Renting	12,594		6,325	136		1,655	1,293	5,199	91,410	118,612
Repairs and Maintenance	40,964		32,297	128,982	13,587	62,668	28,065	81,201	295,524	683,288
Taxes and Insurance	42,780	11,467	23,114	32,076	10,476	19,623	25,737	79,282	339,298	583,854
	247,151	15,313	207,528	241,172	52,091	185,691	156,488	523,321	3,581,003	5,209,758
Income Before Other Income	35,172	53,687	57,790	(49,153)	6,061	24,852	36,880	92,445	(967,004)	(709,270)

Other Income (Loss)
Interest Income			12	22	2,929		1	1		2,965
Interest Expense	(127,875)	(15,936)	(125,815)	(72,833)	(24,686)	(68,408)	(79,974)	(216,444)	(1,304,571)	(2,036,541)
Gain on Sale of Real Estate				—	195					195
Other Income (Expenses)					(195)				(17,720)	(17,915)
	(127,875)	(15,936)	(125,804)	(72,810)	(21,757)	(68,408)	(79,973)	(216,443)	(1,322,291)	(2,051,295)

Net Income (Loss)	(92,703)	37,751	(68,014)	(121,963)	(15,697)	(43,555)	(43,093)	(123,998)	(2,289,296)	(2,760,565)

P&L- NERA 50%	(46,351)	18,875	(34,007)	(60,982)	(7,848)	(21,778)	(21,546)	(61,998)		(235,635)
P&L- NERA 40%									(915,718)	(915,718)
										(1,151,353)

Future annual mortgage maturities at September 30, 2010 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
September 30, 2011	110,346	2,162,000	155,018					258,461		2.685,825
September 30, 2012	116,907		166,060	50,135		36,421	49,966	274,760	1,093,540	1,787,790
September 30, 2013	123,859		177,887	64,222	1,668,000	65,250	70,339	289,543	1,258,232	3,717,332
September 30, 2014	131,223		6,715,623	68,013		68,979	74,491	305,121	1,330,133	8,693,582
September 30, 2015	8,108,754			72,028		72,921	78,887	15,085,823	1,406,143	24,824,555
Thereafter				4,745,602		4,506,429	5,226,317		84,825,952	99,304,299
	8,591,089	2,162,000	7,214,588	5,000,000	1,668,000	4,750,000	5,500,000	16,213,706	89,914,000	141,013,383

Summary balance sheet as of September 30, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Total
ASSETS
Rental Properties	10,304,195	2,576,552	9,121,848	6,406,791	2,111,056	8,007,066	7,964,514	24,125,422	70,617,444
Cash & Cash Equivalents	3,959	13,547	872	3,432	12,595	526	25,485	47,376	107,791
Rent Receivable	261	—	—	2,893	—	—	(4,044)	6,358	5,468
Real Estate Tax Escrow	62,575	—	36,908	25,490	—	63,274	51,624	97,881	337,751
Due From Investment Properties	80,000	—	—	70,000	100,000	24,000	—	222,000	496,000
Prepaid Expenses & Other Assets	78,558	796	85,015	79,725	273,366	63,860	65,947	319,002	966,268
Financing & Leasing Fees	125,095	11,992	34,703	35,981	17,965	46,919	28,848	36,881	338,383
Total Assets	10,654,642	2,602,888	9,279,346	6,624,313	2,514,982	8,205,644	8,132,373	24,854,920	72,869,106
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,359,299	5,000,000	1,668,000	4,750,000	5,500,000	16,461,242	51,500,542
Due to Investment Properties		—	417,000	—	28,000	26,000	25,000	—	496,000
Accounts Payable & Accrued Expense	47,890	9,783	129,135	15,283	22,232	14,747	49,571	201,294	489,936
Advance Rental Pymts & Security Dep	135,068	—	124,457	55,496	15,886	78,620	49,269	203,408	662,205
Total Liabilities	8,782,958	2,171,783	8,029,891	5,070,779	1,734,119	4,869,367	5,623,840	16,865,945	53,148,682
Partners’ Capital	1,871,683	431,105	1,249,455	1,553,533	780,863	3,336,277	2,508,532	7,988,975	19,720,424
Total Liabilities & Capital	10,654,642	2,602,888	9,279,346	6,624,313	2,514,982	8,205,644	8,132,373	24,854,920	72,869,106
Partners’ Capital-NERA50%	935,842	215,552	624,727	776,767	390,432	1,668,139	1,254,266	3,994,487	9,860,212

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	621
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	624
Units to be retained	49	1	40	49	—	48	42	148	377
Units to be sold	—	—	—	127	120	—	—	—	247
Units sold through October 26, 2009	—	—	—	127	105	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	15
Unsold units with deposits for future sale as of October 26, 2009	—	—	—	—	—	—	—	—	—

Summary financial information for the nine months ended September 30, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Total
Revenues
Rental Income	839,738	214,248	820,442	596,044	171,391	602,117	571,656	1,805,764	5,621,400
Laundry and Sundry Income	2,129	—	1,341	—	—	—	567	16,265	20,302
	841,868	214,248	821,782	596,044	171,391	602,117	572,223	1,822,029	5,641,703
Expenses
Administrative	12,620	12,157	17,056	18,142	7,332	12,363	7,454	27,332	114,458
Depreciation and Amortization	324,135	3,483	326,096	234,872	79,602	299,197	344,364	1,125,466	2,737,213
Management Fees	35,472	8,301	33,246	23,470	6,775	23,734	22,089	73,464	226,551
Operating	101,052	—	46,074	3,185	415	3,915	61,489	252,105	468.236
Renting	29,350	—	34,795	4,141	369	1,584	3,337	11,717	85,294
Repairs and Maintenance	83,989	3,930	80,008	197,010	44,391	194,281	56,424	219,761	879,795
Taxes and Insurance	102,155	55,381	59,989	96,836	34,629	102,652	76,349	225,972	753,962
	688,774	83,252	597,265	577,655	173,514	637,726	571,506	1,935,816	5,265,508
Income Before Other Income	153,094	130,996	224,517	18,389	(2,123)	(35,610)	717	(113,787)	376,195
Other Income (Loss)
Interest Expense	(380,094)	(48,369)	(386,837)	(216,120)	(75,518)	(202,915)	(237,305)	(654,846)	(2,202,004)
Interest Income	2	—	43	54	11,035	—	1	2	11,137
Gain on Sale of Real Estate	—	—	—	—	52,867	—	—	—	52,867
	(380,092)	(48,369)	(386,794)	(216,065)	(11,616)	(202,915)	(237,304)	(654,844)	(2,138,000)
Net Income (Loss)	(226,998)	82,628	(162,277)	(197,676)	(13,739)	(238,525)	(236,587)	(768,631)	(1,761,806)
Net Income (loss)—NERA 50%	(113,499)	41,314	(81,139)	(98,838)	(6,869)	(119,262)	(118,293)	(384,316)	(880,903)

Summary financial information for the three months ended September 30, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Total
Revenues
Rental Income	231,232	65,950	261,486	192,111	57,414	202,201	193,671	602,926	1,806,989
Laundry and Sundry Income	237	—	48	—	—	—		5,100	5,385
	231,469	65,950	261,533	192,111	57,414	202,201	193,671	608,026	1,812,374
Expenses
Administrative	4,299	2,406	5,888	9,103	3,156	4,408	1,275	10,589	41,123
Depreciation and Amortization	108,024	1,563	112,858	78,723	26,534	100,040	115,607	376,095	919,445
Management Fees	10,530	2,760	10,655	7,447	2,298	8,162	7,781	24,093	73,726
Operating	30,789	—	14,394	1,777	285	198	14,768	65,404	127,613
Renting	13,850	—	12,245	1,143	369	774	722	4,353	33,456
Repairs and Maintenance	31,989	—	40,489	64,413	14,515	62,781	18,030	82,979	315,195
Taxes and Insurance	40,170	11,082	20,304	21,311	10,565	16,497	25,669	76,276	221,875
	239,651	17,811	216,832	183,916	57,722	192,861	183,852	639,789	1,732,434
Income Before Other Income	(8,182)	48,139	44,701	8,194	(308)	9,340	9,819	(31,764)	79,940
Other Income (Loss)
Interest Expense	(128,179)	(15,737)	(128,355)	(72,805)	(24,681)	(68,399)	(79,957)	(219,837)	(737,951)
Interest Income	—	—	14	20	3,525	—	—	—	3,559
Gain on Sale of Real Estate	—	—	—	—	3,221	—	—	—	3,221
	(128,179)	(15,737)	(128,341)	(72,785)	(17,936)	(68,399)	(79,957)	(219,837)	(731,170)
Net Income (Loss)	(136,361)	32,403	(83,640)	(64,591)	(18,244)	(59,059)	(70,138)	(251,601)	(651,230)
Net Income (loss)—NERA 50%	(68,181)	16,201	(41,820)	(32,295)	(9,122)	(29,530)	(35,069)	(125,800)	(325,615)

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

The real estate market in the Greater Boston area has started to stabilize and the Partnership anticipates that the climate will remain the same in the foreseeable future. The Partnership anticipates declining concessions and tepid increases to revenue for the coming quarter because of the minimal production of rental housing and the improving labor market. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future. Anticipated deterioration and/or loss of a significant commercial tenant may result in the Partnership recording an impairment loss in the future.

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. The Partnership will consider refinancing or selling existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions. Should six months notice be given on the loan between the Partnership and HBC Holdings and the cash reserves are not available, the Partnership would consider the refinancing or sale of a Partnership property to satisfy this debt.

Management believes that the financial difficulties experienced since the lending crisis in 2007 have abated but that the recovery will take longer than previous recessions.   Management also believes that the recovery at the local level will be slow and steady.  While Management has been effective in abating cost increases, real estate tax increases continue to be a reality for the foreseeable future.   As expected, Management has observed improved occupancy levels in the Greater Boston Metropolitan Area, the Partnership’s primary market.  The Partnership believes that the local business climate is improving and expects to see increasing occupancy and revenues for the Partnership in 2011, however there can be no assurance that such increases will be achieved..

During the nine months ended September 30, 2010, the Partnership’s rental income decreased approximately 1.0% from the same period in 2009.  Management believes that the modest decline has abated and that early signs of revenue increases have already been experienced through the renewal season. This is evidenced by October’s rental collections as well as a 38% decline in the vacancy rate compared to the same time last year.  As expected, Managements focus on tenant retention and improved leasing strategies has resulted in a decline in turnover expenses and leasing commissions.  Management’s decision to shift to gas related utility operations continues to pay off and offset increasing real estate taxes.  Management is satisfied with the performance of its latest Joint Venture acquisition, Dexter Park.

The Stock Repurchase Program that was initiated in 2007 has purchased 398,320 Depository Receipts through September 2010.  Given the lack of alternative investments, liquidity in the capital markets and the current share price, Management continues to support the buyback program and believes it to be accretive to the remaining shareholders.  Management continues to be active bidding on commercial real estate within Massachusetts and remains poised to acquire real estate it deems opportune given the current selling and financing environment.

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

At September 30, 2010, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. Two of NewReal’s other directors, Roberta Ornstein and Conrad DiGregorio, also own immaterial amounts of the Partnership’s Class A Units or receipts.

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

Hamilton accounted for approximately 6.5% of the repair and maintenance expense paid for by the Partnership in the nine months ended September 30, 2010 and 3% for the year ended December 31, 2009. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 76% of the legal services paid for by the Partnership during the nine months ended September 30, 2010 and for the year ended December 31, 2009.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2010 and 2009, the construction and architectural service provided to the Partnership by Hamilton was insignificant.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2010, Hamilton charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

The Partnership and its Subsidiary Partnerships incurred a loss of approximately $781,000 during the three months ended September 30, 2010, compared to income of approximately $299,000 for the three months ended September 30, 2009, a decrease in income of approximately $1,080,000.

The rental activity is summarized as follows:

	Occupancy Date
	October 26, 2010	October 26, 2009
Residential
Units—	2,288	2,288
Vacancies	69	111
Vacancy rate	3.0%	4.9%
Commercial
Total square feet	114,395	114,395
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended September 30,
	2010		2009
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,120	$8,120	$8,090	$8,090
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$175	$175	$136	$136

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

	Three Months Ended September 30,		Dollar	Percent
	2010	2009	Change	Change
Revenues:
Rental income	$8,119,956	$8,089,673	30,283	0.4%
Laundry and sundry income	106,772	119,893	(13,121)	(10.9)%
	8,226,728	8,209,566	17,162	0.2%
Expenses
Administrative	409,134	416,398	(7,264)	(1.7)%
Depreciation and amortization	1,493,664	1,591,668	(98,004)	(6.2)%
Management fees	342,010	334,745	7,265	2.2%
Operating	795,912	689,871	106,041	15.4%
Renting	209,277	262,234	(52,957)	(20.2)%
Repairs and maintenance	1,504,045	1,435,264	68,781	4.8%
Taxes and insurance	1,039,924	891,239	148,685	16.7%
	5,793,966	5,621,419	172,547	3.1%
Income Before Other Income and Discontinued Operations	2,432,762	2,588,147	(155,385)	(6.0)%
Other Income (Loss)
Interest expense	(2,064,796)	(1,978,591)	86,205	4.4%
Interest income	1,898	15,270	(13,372)	(87.6)%
(Loss) from investment in unconsolidated joint ventures	(1,151,355)	(325,614)	825,741	253.6%
Other income (loss)	—	93	(93)	NA
	(3,214,253)	(2,288,842)	925,411	40.4%
Net (loss) income	$(781,491)	$299,305	$(1,080,796)	(361.1)%

Rental income from continuing operations for the three months ended September 30, 2010 was approximately $8,120,000, compared to approximately $8,090,000 for the three months ended September 30, 2009, an increase of approximately $30,000 (0.4%).   Properties with the most significant increases in rental income in the third quarter of 2010 compared to 2009 include; 62 Boylston Street, 1131 Commonwealth Avenue, Redwood Hills, Westgate Woburn, 1144 Commonwealth Avenue, 140 North Beacon Street, and Cypress Street with increases of approximately $56,000, $42,000, $40,000, $38,000, $31,000, $30,000, and $18,000 respectively.  These rental income increases are offset by the amortization of approximately $70,000 in connection with the free rent granted to tenants.

Expenses from continuing operations for the three months ended September 30, 2010 were approximately $5,794,000 compared to approximately $5,621,000 for the three months ended September 30, 2009, an increase of approximately $172,000 (3.1%). The most significant factors contributing to this increase was an increase in taxes and insurance of approximately $149,000 (16.7%) due to an increase in real estate taxes as well as insurance premiums; an increase in operating expenses of approximately $106,000 (15.4%) due to an increase in utility costs; an increase in repairs and maintenance expenses of approximately $69,000 (4.8%) due to significant repairs at the properties in an effort to maintain occupancy.  These increases are offset by a decrease in depreciation and amortization expense of approximately $98,000 (6.2%) due to assets being fully depreciated; a decrease in renting expenses of approximately $53,000 (20.2%) due to a decrease in rental commissions.  Interest expense increased approximately $86,000 (4.4%) due primarily to the $7,168,600 borrowed in October 2009.

At September 30, 2010, the Partnership has a 40 - 50% ownership interest in nine Investment Properties. See Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $1,151,000 for the three months ended September 30, 2010 compared to a loss of approximately $326,000 for the three months ended September 30, 2009, an increase of approximately $826,000.  Included in this loss is depreciation and amortization expense of approximately $1,280,000.  For the three months ended September 30, 2010, the loss associated with the 2009 acquisition of Dexter Park is approximately $916,000, of which approximately $1,023,000 is depreciation and amortization.  See the nine month discussion of Dexter Park for additional information.

Interest income for the three months ended September 30, 2010 was approximately $1,900 compared to approximately $15,000 for the three months ended September 30, 2009, a decrease of approximately $13,000 (87.6%). This decrease is due to a decrease in the cash available for investment as well as a drop in interest rates.

As a result of the changes discussed above, net loss for the three months ended September 30, 2010 was approximately $781,000 compared to income of approximately $299,000 for the three months ended September 30, 2009, a change of approximately $1,080,000.

Comparison of the nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of approximately $7,928,000 for the nine months ended September 30, 2010, compared to approximately $8,319,000 for the nine months ended September 30, 2009, a decrease of approximately $391,000(4.7%).  The following is a summary of the Partnership’s operations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Dollar	Percent
	2010	2009	Change	Change
Revenues:
Rental income	$24,432,776	$24,634,345	$(201,569)	(0.8)%
Laundry and sundry income	342,698	312,263	30,435	9.7%
	24,775,474	24,946,608	(171,134)	(0.7)%
Expenses
Administrative	1,331,734	1,277,745	53,989	4.2%
Depreciation and amortization	4,290,983	4,513,165	(222,182)	(4.9)%
Management fees	1,022,230	1,011,531	10,699	1.1%
Operating	2,902,157	3,064,201	(162,044)	(5.3)%
Renting	384,273	406,363	(22,090)	5.4%
Repairs and maintenance	3,756,649	3,580,895	175,754	4.9%
Taxes and insurance	3,159,361	2,773,745	385,616	13.9%
	16,847,387	16,627,645	219,742	1.3%
Income Before Other Income	7,928,087	8,318,963	(390,876)	(4.7)%
Other Income (Expense)
Interest expense	(6,141,468)	(5,885,831)	255,637	4.3%
Interest income	4,411	47,861	(43,450)	(90.7)%
Gain on sale of equipment	—	(2,726)	2,726	NA
(Loss) from investment in unconsolidated joint ventures	(3,169,926)	(880,902)	(2,289,024)	259.8%
	(9,306,983)	(6,721,598)	(2,585,385)	38.5%
Net (loss) income	$(1,378,896)	$1,597,365	$(2,976,261)	(186.3)%

Rental income from continuing operations for the nine months ended September 30, 2010 was approximately $24,433,000 compared to approximately $24,634,000 for the nine months ended September 30, 2009, a decrease of approximately $202,000 (0.8%). This decrease in rental income is due to the amortization of approximately $306,000 in connection with the free rent granted to tenants.  The following properties experienced rental income increases:  62 Boylston Street, Westgate Apartments, Redwood Hills, Westside Colonial and 1144 Commonwealth Avenue with increases of approximately $69,000, $66,000, $58,000, $45,000, and $39,000 respectively.

Expenses from continuing operations for the nine months ended September 30, 2010 were approximately $16,847,000 compared to approximately $16,628,000 for the nine months ended September 30, 2009, an increase of approximately $219,000 (1.3%). The most significant factor contributing to this increase is an increase in taxes and insurance of approximately $386,000 (13.9%); an increase in administrative expenses of approximately $54,000(4.2%); and an increase in repairs and maintenance expenses of approximately $176,000(4.9%).  These increases are offset by a decrease in depreciation and amortization expenses of approximately $222,000 (4.9%), a decrease in operating expenses of approximately $162,000(5.3%) and a decrease in renting expenses of approximately $22,000 (5.4%).  The reasons for these changes are discussed in the section for the results for the three months ended September 30, 2010.

Interest expense increased approximately $256,000 (4.3%) due to a higher level of debt offset by lower interest rates as well as the $7,168,000 note borrowed for the Dexter Park acquisition in October 2009.

At September 30, 2010, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $3,170,000 for the nine months ended September 30, 2010 compared to a loss of approximately $881,000 for the nine months ended September 30, 2009, an increase of approximately $2,289,000.  Included in the net loss for the nine months ended September 30, 2010 is depreciation and amortization of approximately $4,149,000.

As discussed in Note 14 to the Consolidated Financial Statements, the Partnership acquired Dexter Park in October 2009.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership is amortizing the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.    The total monthly amortization is approximately $407,000 which at 40% reduces the Partnership’s income by approximately $163,000 per month. For the nine months ended September 30, 2010 the total amortization in connection with these leases is approximately $3,663,000, of which the Partnership’s share is approximately $1,465,000.   In November 2010, the intangible assets will be fully amortized which will result in lower amortization expense. For the nine months ended September 30, 2010, the Partnership’s share of loss on Dexter Park is approximately $2,476,000.

Interest income for the nine months ended September 30, 2010 was approximately $4,400 compared to approximately $48,000 for the nine months ended September 30, 2009, a decrease of approximately $43,600 (90.7%). This decrease is due to a drop in interest rates.

As a result of the changes discussed above, net loss for the nine months ended September 30, 2010 was $1,378,896 compared to income of $1,597,365 for nine months ended September 30, 2009, a decrease in income of $2,976,261(186.3%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2010 and 2009 was the collection of rents and refinancing of partnership properties. The majority of cash and cash equivalents of $4,814,195 at September 30, 2010 and $2,879,663 at December 31, 2009 was held in interest bearing accounts at creditworthy financial institutions.

This increase of $1,934,532 at September 30, 2010 is summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities	$5,841,425	$6,926,084
Cash (used in) investing activities	(853,380)	(4,710,631)
Cash (used in) provided by financing activities	254,607	(631,215)
Repurchase of Depositary Receipts, Class B and General Partner Units	(540,911)	(1,514,340)
Distributions paid	(2,767,209)	(2,787,414)
Net increase (decrease) in cash and cash equivalents	$1,934,532	$(2,717,516)

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash used in investing activities is due to a deposit on a future acquisition in 2009 as well as a decrease in 2010 in improvements to the Partnerships rental properties. The increase in cash provided by financing activities is due to the refinancing of a Partnership property in 2010, resulting in an increase in cash, as well as a decrease in the amount of the stock buyback in 2010.

During the nine months ended September 30, 2010, the Partnership and its Subsidiary Partnerships completed improvements to certain of the properties at a total cost of approximately $1,563,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Hamilton Oaks, Westside Colonial and 1144 Commonwealth Avenue, at a cost of approximately $220,000, $195,000, $150,000, $143,000 and $100,000 respectively. The Partnership plans to invest approximately $604,000 in additional capital improvements in 2010.

In 2010, the Partnership approved quarterly distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, September 30, and December 31, 2010.

In 2009, the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt).

During the nine months ended September 30, 2010 the Partnership repurchased 6,896 depositary receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership Units for $5,400. The Partnership did not repurchase any depositary receipts or Units during the three months ended September 30, 2010.

On August 17, 2010, HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”), gave six months written notice to the Partnership requesting a principal pay down of $2,500,000 on the outstanding loan to the Partnership which had a balance of $5,868,600 on November 12, 2010.  On October 12, 2010, the Partnership paid HBC $1,300,000 and anticipates paying the balance of the payment demanded of $1,200,000 prior to December 31, 2010.  The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice.

In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing.  The interest rate as of September 30, 2010 was 4.25%.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of September 30, 2010, the Partnership had between a 40 - 50% ownership interest in nine joint ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method.  At September 30, 2010, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,515,000.  See Note 14 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $286,000,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2 and Notes 5, 12 and 14 to the Consolidated Financial Statements.

For additional disclosure about market risk, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

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

(c)           None

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

Dated: November 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 12, 2010
Ronald Brown	(Principal Executive Officer)
/s/ HAROLD BROWN	Treasure and Director to the General Partner	November 12, 2010
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)