Form 10-K
period 2010-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2011-03-07
CIK 746514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At June 30, 2010, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $42,160,920 based on the closing price of the registrant's traded securities on the NYSE Amex.Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

         As of March 1, 2011, there were 105,188 of the registrant's Class A units (1,051,876 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

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

        The long-term goals of the Partnership are to manage, rent and improve its properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties. Proceeds from any such sales or refinancing will be used to reduce debt, reinvested in acquisitions of other properties, distributed to the partners, repurchase equity interests, or used for operating expenses or reserves, as determined by the General Partner.

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 52 individuals at the Properties and 11 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 1, 2011, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        As of February 1, 2011, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of February 1, 2011, the Partnership owned between a 40-50% interest in nine residential and mixed use complexes, the Investment Properties, with a total of 799 residential units, one commercial unit, and a parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

Unit Distributions

        In 2010 and 2009, the Partnership paid four quarterly distributions of an aggregate of $28.00 per Unit ($2.80 per Receipt) for a total payment of $3,687,600 in 2010 and $3,713,840 in 2009. In February 2011, the Partnership approved a quarterly distribution of $7.00 per Unit ($0.70 per Receipt), payable on March 31, 2011.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2010, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.86 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

        In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts. The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing. The interest rate as of December 31, 2010 was 4.25%. The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization. The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000. There were no prepayment penalties.

        On March 25, 2010, the Partnership refinanced the Brookside Apartments. The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%. The loan is a ten year note however it is being amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties.

        During 2010, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,268,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Hamilton Oaks, Westside Colonial, Olde English Village, North Beacon Street and 1144 Commonwealth Avenue, at a cost of approximately $381,000, $241,000, $196,000, $165,000, $129,000, $127,000, and $123,000 respectively. The Partnership plans to invest approximately $1,761,000 in capital improvements in 2011.

        On March 1, 2011, the Partnership entered into a purchase and sale agreement to sell the Avon Street Apartments. For additional information, see item 9B.

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

        We face possible adverse changes in tax laws.    From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for the states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends.

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

        Compliance with changing regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.    Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and new SEC regulations and NYSE Amex rules, can create uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards may result in significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act that will occur over the next two years will continue to require the commitment of significant resources.

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families owned approximately 33% of our depositary receipts as of December 31, 2010. Additionally, management decisions rest with our General Partner without limited partner approval.

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

        We face possible risks associated with the physical effects of climate change.    We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. Proposed federal legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

        See also "Item 13. Certain Relationships and Related Transactions and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 2,269 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2011, the principal amount outstanding under any mortgages as of December 31, 2010, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2010	Maturity Date of Mortgage
Avon Street Apartments L.P.*	66 units		0	$2,550,000	2013
130 Avon Street	0 three-bedroom	N/A		4.99%
Malden, MA	30 two-bedroom	$1,150–1,325
	33 one-bedroom	$925–1,150
	3 studios	$925–960
Boylston Downtown L.P.	269 units		3	$19,500,000	2013
62 Boylston Street	0 three-bedroom	N/A		4.84%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,550–2,100
	216 studios	$1,125–1,700
Brookside Associates, LLC	44 units		2	$2,795,595	2020
5-7–10-12 Totman Road	0 three-bedroom	N/A		5.81%
Woburn, MA	34 two-bedroom	$1,100–1,250
	10 one-bedroom	$900–1,150
	0 studios	N/A
Clovelly Apartments L.P.	103 units		3	$4,160,000	2023
160–170 Concord Street	0 three-bedroom	N/A		5.62%
Nashua, NH	53 two-bedroom	$850–1,200
	50 one-bedroom	$725–925
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three-bedroom	$1,650–2,350		5.65%
Allston, MA	4 two-bedroom	$1,525–1,700
	1 one-bedroom	$725
	1 studio	$850
Commonwealth 1144 L.P.	261 units		0	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three-bedroom	N/A		5.61%
Allston, MA	11 two bedroom	$1,000–1,400
	109 one-bedroom	$950–1,350
	141 studios	$600–1,050

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2010	Maturity Date of Mortgage
Courtyard at Westgate, LLC	20 units		1	$2,000,000	2015
105–107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,450–1,820
	8 one-bedroom	$1,200–1,365
	0 studios	N/A
Dean Street Associates, LLC	69 units		4	$5,399,435	2014
38–48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$1,150–1,250
	3 one-bedroom	$995
	0 studios	N/A
Executive Apartments L.P.	72 units		2	$2,415,000	2023
545–561 Worcester Road	1 three-bedroom	$1,225		5.59%
Framingham, MA	47 two-bedroom	$900–1,110
	24 one-bedroom	$700–1,075
	0 studios	N/A
Hamilton Oaks Associates, LLC	268 units		16	$11,925,000	2023
30–50 Oak Street Extension	0 three-bedroom	N/A		5.59%
40–60 Reservoir Street	96 two-bedroom	$1,090–1,250
Brockton, MA	159 one-bedroom	$800–1,000
	13 studios	$720-850
Highland Street Apartments L.P.	36 units		2	$1,050,000	2023
38–40 Highland Street	0 three-bedroom	N/A		5.59%
Lowell, MA	24 two-bedroom	$800–950
	10 one-bedroom	$750–850
	2 studios	$700–775
Linhart L.P.	9 units		0	$2,000,000	2014
4–34 Lincoln Street	0 three-bedroom	N/A		4.25%
Newton, MA	0 two-bedroom	N/A
	5 one-bedroom	$750–1,000
	4 studios	$925
Nashoba Apartments L.P.	32 units		3	$2,000,000	2013
284 Great Road	0 three-bedroom	N/A		5.30%
Acton, MA	32 two-bedroom	$1,090–1,325
	0 one-bedroom	N/A
	0 studios	N/A
North Beacon 140 L.P.	65 units		0	$6,937,000	2023
140–154 North Beacon Street	10 three-bedroom	$1,900–2,125		5.59%
Brighton, MA	54 two-bedroom	$1,550–1,820
	1 one-bedroom	$800
	0 studios	N/A
Olde English Apartments L.P.	84 units		5	$3,080,000	2023
703-718 Chelmsford Street	0 three-bedroom	N/A		5.63%
Lowell, MA	47 two-bedroom	$920–1,125
	30 one-bedroom	$850–950
	7 studios	$750–860
Redwood Hills L.P.	180 units		3	$6,743,000	2023
376–384 Sunderland Road	0 three-bedroom	N/A		5.59%
Worcester, MA	89 two-bedroom	$900–1,175
	91 one-bedroom	$775–975
	0 studios	N/A

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2010	Maturity Date of Mortgage
River Drive L.P.	72 units		0	$3,465,000	2023
3–17 River Drive	0 three-bedroom	N/A		5.62%
Danvers, MA	60 two-bedroom	$875–1,125
	5 one-bedroom	$800–950
	7 studios	$800–850
School Street 9, LLC	184 units		7	$15,883,496	2013
9 School Street	0 three-bedroom	N/A		5.47%
Framingham, MA	96 two-bedroom	$1,065–1,275
	88 one-bedroom	$875–1,105
	0 studios	N/A
WCB Associates, LLC	180 units		15	$7,000,000	2023
10–70 Westland Street	1 three-bedroom	$1,100		5.66%
985–997 Pleasant Street	94 two-bedroom	$820–1,050
Brockton, MA	85 one-bedroom	$815–930
	0 studios	N/A
Westgate Apartments, LLC	220 units		13	$8,793,813	2014
2–20 Westgate Drive	0 three-bedroom	N/A		7.07%
Woburn, MA	110 two-bedroom	$1,075–1,350
	110 one-bedroom	$870–1,250
	0 studios	N/A

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

*
On March 1, 2011, the Partnership entered into a purchase and sale agreement to sell the Avon Street Apartments. For additional information, see Item 9B.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2011.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2010	Maturity Date of Mortgage
Riverside Apartments	19 units		0	—	—
8–20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,200–1,325
	5 one-bedroom	$1,150–1,270
	2 studios	$950–1,000

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2011, the commercial space had a 0% vacancy rate, and the average rent per square foot was $22.69. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $25,620 per year through June 30,

2011. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2011, the commercial space was fully occupied, and the average rent per square foot was $12.00. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $34,018 per year through November 2015. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,555 square feet of rentable commercial space. As of February 1, 2011, the commercial space was fully occupied, and the average rent per square foot was $23.98. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2011, and the average rent per square foot as of that date was $30.32. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. As of December 31, 2010, the mortgage had an outstanding balance $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2011, Staples Plaza was fully occupied, and the average net rent per square foot was $23.83.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of approximately 6,000 square feet of rentable commercial space. The property was fully rented at an average rent of $37.92 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. The mortgage balance at December 31, 2010 is $1,604,089 the interest rate is 5.75% and matures in January 2018.

        HAMILTON CYPRESS LLC.    In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of approximately 20,000 square feet of rentable commercial space. The property was fully rented at an average rent of $36.94 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. The mortgage balance at December 31, 2010 is $3,849,232; the interest rate is 5.92% and matures in May 2013.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2010	Maturity Date of Mortgage
345 Franklin, LLC	40 Units		0	$7,176,827	2014
345 Franklin Street	0 three-bedroom	N/A		6.90%
Cambridge, MA	39 two-bedroom	$2,000–2,450
	1 one-bedroom	$1,850
	0 studios	N/A
Hamilton on Main Apartments, LLC	148 Units		1	$16,151,526	2015
223 Main Street	0 three-bedroom	N/A		5.18%
Watertown, MA	93 two-bedroom	$1,225–1,625
	31 one-bedroom	$1,100–1,425
	24 studios	$925–1,125
Hamilton Minuteman, LLC	42 Units		3	$5,500,000	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,400–1,625
	2 one-bedroom	$1,375
	0 studios	N/A
Hamilton Essex 81 LLC			0	$8,566,871	2015
Residential	49 Units			5.79%
81–83 Essex Street	0 three-bedroom	N/A
Boston, Massachusetts	11 two-bedroom	$1,335–2,000
	38 one-bedroom	$1,175–1,400
	0 studios	N/A
Hamilton Essex Development LLC			0	$2,162,000	2011
Commercial	Parking Lot			2.85%
81–83 Essex Street
Boston, Massachusetts
Hamilton 1025, LLC	48 Units		0	$5,000,000	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,350–1,475
Quincy, Massachusetts	16 one-bedroom	$1,100–1,300
	0 studios	N/A
Hamilton Bay, LLC(A)	15 Units		0	$1,668,000	2013
Units held for sale	0 three-bedroom	N/A		5.75%
165–185 Quincy Shore Drive	0 two-bedroom	N/A
Quincy, Massachusetts	15 one-bedroom	$1,150-1,400
	0 studios	N/A
Hamilton Bay Apartments, LLC	48 Units		0	$4,750,000	2017
165–185 Quincy Shore Drive	0 three-bedroom	N/A		5.57%
Quincy, Massachusetts	24 two-bedroom	$1,250–1,700
	24 one-bedroom	$1,200–1,680
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units		6	$89,914,000	2019
175–185 Freeman Street,	71 three-bedroom	$2,050–3,995		5.57%
Brookline, Massachusetts	227 two-bedroom	$1,895–3,400
	111 one-bedroom	$1,450–2,450
	0 studios

(A)
Represents unsold units at February 1, 2011.

        345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at September 30, 2010 of approximately $7,215,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

        HAMILTON ON MAIN, LLC. In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of May 2008, the Partnership sold 137 units as condominiums. Gains from these sales were taxed as ordinary income (approximately $50,000 per unit). The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets were combined with Hamilton on Main Apartments, LLC. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5%, respectively, was the sales agent and received a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2010, the remaining balance on the mortgage is approximately $16,152,000.

        HAMILTON MINUTEMAN, LLC. In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. This investment is referred to as Hamilton Minuteman, LLC.

        HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Essex Development, LLC, or the parking lot is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.26% at December 31, 2010) and is due in August 2011. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

        HAMILTON BAY, LLC. On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of February 1, 2011, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,668,000 at December 31, 2010. This investment is referred to as Hamilton Bay, LLC.

        HAMILTON PARK TOWERS, LLC On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The Partnership has pledged its 99% ownership in 62 Boylston Street as security for this note. This investment is referred to as Dexter Park. See Form 8-K filed on January 13, 2010 for more information regarding this acquisition.

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

        In 2010, the high and low bid quotations for the Receipts were $70.00 and $52.75 respectively. The table below sets forth the high and low bids for each quarter of 2010 and 2009 and the distributions paid on the Partnership's Depositary Receipts:

	2010				2009
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$52.75	$67.99	$67.99	$0.70	$45.00	$56.75	$53.51	$0.70
Second Quarter	$55.19	$70.00	$60.00	$0.70	$46.83	$60.50	$51.50	$0.70
Third Quarter	$58.50	$65.57	$65.00	$0.70	$47.00	$57.50	$56.50	$0.70
Fourth Quarter	$62.00	$70.00	$66.00	$0.70	$49.00	$56.00	$52.50	$0.70

Distribution to Limited & General Partners were:

	2010	2009
Class A—Limited Partners (80%)	$2,950,080	$2,971,072
Class B—Limited Partners (19%)	700,644	705,630
Class C—General Partner (1%)	36,876	37,138

Total	$3,687,600	$3,713,840

        On March 1, 2011, the closing price on the NYSE Amex Exchange for a Depositary Receipt was $66.80. There were 1,004,886 Depositary Receipts outstanding held by 931 record holders and 4,699 Class A Units (representing 46,990 receipts) held by 241 record holders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2010 and 2009, the Partnership made total distributions of $28.00 per Unit, ($2.80 per Receipt). The total value of the distribution in 2010 was $3,687,600 and $3,713,840 in 2009. In February 2011, the Partnership declared a quarterly distribution of $7.00 per Unit ($0.70 per Receipt) payable on March 31, 2011.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units.

The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2010, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.86 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., The NYSE Amex Composite Index
And The FTSE NAREIT All REITs Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management's good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2011 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

  •
  Any weakness identified in the Partnership's internal controls as part of the evaluation being undertaken by the Partnership could have an adverse effect on the Partnership's business.

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

        Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If available acquisitions do not meet the Partnership's criteria, the Partnership may purchase additional depositary receipts. The Partnership will consider refinancing existing properties if the Partnership's cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

        The general real estate market in the Greater Boston area is beginning to reach a supportable level. The commercial market vacancy has peaked and will plateau for the foreseeable future and will likely reflect the trends of the national unemployment rate. The multifamily sector has experienced improving occupancy and modest revenue increases. Management believes that limited new multi-family housing and greater demand will result in low single digit vacancy and higher rents upon turnover during the next 18 to 24 months. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future.

        Management continues to believe that the financial crisis that was set in motion by the subprime lending debacle in 2007 will take longer to be worked through than previous recessions. We continue to believe that the recession and conservative lending standards at the national level continue to moderate the recovery as evidenced by the tepid growth in GNP and employment. Management believes that the improvement in local unemployment, small job gains, and general stabilization of housing prices and stability of the major industries in Massachusetts will provide support to a stronger multifamily market for 2011.

        For 2010, the Partnership's revenues were essentially flat. However, if the free rent concessions granted in 2009 were not expensed over the past 12 months, rental income would demonstrate an overall increase from the previous year. In fact, trends for the 4th quarter of 2010 and the 1st quarter of 2011 already demonstrate increasing rental revenue compared with the previous year. Occupancy continues to remain above the competition. As detailed below, overall operating expenses increased by 1.9%. Management is satisfied with the onsite efforts of the staff balancing tenant retention, curb appeal and the profitability of the properties while mitigating growth in the other expense categories. Management believes that bottom line growth, excluding depreciation, will surpass 2010 operating performance in its core holdings as well as the joint ventures.

        Management anticipates that the purchasing power of the Management Company will continue to buffer large increases in operating expenses. In 2008, the Partnership financed approximately $65,000,000 of mortgage debt for 15 years at rates less than 6%. The Partnership has accordingly mitigated financing concerns and locked in interest rates to the benefit of the shareholders. The next significant round of refinancing of approximately $45,000,000 will not occur until 2013. Management anticipates that stability will return to the marketplace at that time.

        As Management reviews property performance, it takes into consideration opportunities for property dispositions. On February 2, 2011, the Partnership was presented an unsolicited offer to sell the Avon Street apartments. The possible disposition of the Avon Street Apartments is one such opportunity where Management believes is an optimum time to dispose of an asset in light of demand for such product, the current interest rate environment and the property's position in the marketplace. On March 1, 2011, the Partnership entered into a purchase and sale agreement. For additional information, see Item 9B. The potential sale will also allow the Partnership to rebuild its cash position or pay down its debt.

        The Stock Repurchase Program that was initiated in 2007 has purchased 398,320 Depositary Receipts through February 2011 or 29% of the outstanding class A Depositary Receipts. The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's and Joint Ventures' Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

        At March 1, 2011, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39.50% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also owns 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. One of NewReal's directors, Roberta Ornstein also owns immaterial amounts of the Partnership's Class A receipts.

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

        Hamilton accounted for approximately 6.5% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2010 and 3% in the year ended December 31, 2009. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger

Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 76% of the legal services paid for by the Partnership during the years ended December 31, 2010 and 2009.

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

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2010, Hamilton provided the Partnership approximately $32,000 in construction and architectural services. In 2009, Hamilton provided construction and architectural services paid for by the Partnership totaling $53,000.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2010, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. In 2011, Hamilton will charge the Partnership $125,000 for bookkeeping and accounting services ($31,250 per quarter).

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

RESULTS OF OPERATIONS

Years Ended December 31, 2010 and December 31, 2009

        The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $10,688,000 during the year ended December 31, 2010, compared to approximately $11,170,000 for the year ended December 31, 2009, a decrease of approximately $482,000.

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2011	February 2, 2010
Residential
Units	2,269	2,269
Vacancies	79	63
Vacancy rate	3.5%	2.8.	%
Commercial
Total square feet	114,395	114,395
Vacancy	0	2,384
Vacancy rate	0%	2.0%

	Rental Income (in thousands) Year Ended December 31,
	2010		2009
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$32,712	$32,712	$32,812	$32,812
Residential percentage	90%	90%	91%	91%
Commercial percentage	10%	10%	9%	9%
Contingent rentals	$653	$653	$583	$583

        Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

	Year Ended December 31,
			Dollar Change	Percent Change
	2010	2009
Revenues:
Rental income	$32,711,907	$32,812,022	$(100,115)	(0.3)%
Laundry and sundry income	454,203	422,463	31,740	7.5%

	33,166,110	33,234,485	(68,375)	(0.2)%

Expenses
Administrative	1,828,214	1,800,798	27,416	1.5%
Depreciation and amortization	5,622,395	5,838,246	(215,851)	(3.7)%
Management fees	1,367,190	1,339,252	27,938	2.1%
Operating	3,923,424	4,061,342	(137,918)	(3.4)%
Renting	546,665	528,154	18,511	3.5%
Repairs and maintenance	5,008,992	4,813,105	195,887	4.1%
Taxes and insurance	4,181,037	3,683,612	497,425	13.5%

	22,477,917	22,064,509	413,408	1.9%

Income Before Other Income and Discontinued Operations	10,688,193	11,169,976	(481,783)	(4.3)%

Other Income (Loss)
Interest expense	(8,182,661)	(7,940,002)	(242,659)	3.1%
Interest income	5,932	48,948	(43,016)	(87.9)%
Casualty income	—	15,696	(15,696)	(100.0)%
(Loss) from investment in unconsolidated joint ventures	(3,869,996)	(1,687,258)	(2,182,738)	129.4%
Other income (loss)	(700)	5,178	(5,878)	(113.5)%

	(12,047,425)	(9,557,438)	(2,489,987)	(26.1)%

Income (loss) from Continuing Operations	(1,359,232)	1,612,538	(2,971,770)	(184.3)%

Net Income (loss)	$(1,359,232)	$1,612,538	$(2,971,770)	(184.3)%

        Rental income from operations for the year ended December 31, 2010 was approximately $32,712,000, compared to approximately $32,812,000 for the year ended December 31, 2009, a decrease of approximately $100,000. This decrease is due to the amortization of approximately $404,000 in connection with the free rent granted to tenants. The majority of Partnership Properties had increases in rental revenue, the ones with the most significant increases include Westgate Woburn, 62 Boylston Street, Redwood Hills, North Beacon Street, and 1131 Commonwealth Avenue with increases of approximately $104,000, $92,000, $91,000, $75,000 and $70,000.

        Operating expenses from continuing operations for the year ended December 31, 2010 were approximately $22,478,000 compared to approximately $22,065,000 for the year ended December 31, 2009, an increase of approximately $413,000 (1.9%). The most significant factors contributing to this decrease were an increase in real estate taxes of approximately $339,000 and an increase in insurance of approximately $156,000 and an increase in repairs and maintenance expenses of approximately $196,000 due to repairs at many properties to maintain occupancy.

        These increases are offset by a decrease in depreciation and amortization expense of approximately $216,000 (3.7%) due to the significant amount of 5-10 year property becoming fully depreciated: and a decrease in operating expenses of approximately $138,000 (3.4%) due to lower snow removal costs due a milder winter in 2010 and lower utility costs due in part to the installation of new more efficient heating systems.

        Interest expense for the year ended December 31, 2010 was approximately $8,183,000 compared to approximately $7,940,000 for the year ended December 31, 2009, an increase of approximately $243,000. This increase is due to a higher average level of debt in 2010 compared to 2009.

        At December 31, 2010, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $3,870,000. Included in this loss is depreciation and amortization expense of approximately $5,222,000. The allocable loss associated with the October 2009 investment in Dexter Park is approximately $2,956,000 of which approximately $3,771,000 is depreciation and amortization. The allocable amortization expense at Dexter Park will be approximately $1,600,000 less in 2011 and in future years as deferred charges were fully amortized in 2010. In 2009, the Partnership's share of loss was approximately $1,687,000.

        Interest income for the year ended December 31, 2010 was approximately $5,900 compared to approximately $49,000 for the year ended December 31, 2009, a decrease of approximately $43,000. This decrease is due to a drop in interest rates as well as a decrease in cash available for investment.

        On March 25, 2010, the Partnership refinanced the Brookside Apartments. The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%. The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties.

        In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts. The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing. The interest rate as of December 31, 2010 was 4.25%. The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization. The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

        As a result of the changes discussed above, net loss for the year ended December 31, 2010 was approximately $1,359,000 compared to net income of approximately $1,612,000 for the year ended December 31, 2009, a decrease of approximately $2,971,000.

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

        The rental activity is summarized as follows:

	Occupancy Date
	February 2, 2010	February 1, 2009
Residential
Units—exclusive of available for sale units	2,269	2,269
Vacancies	63	67
Vacancy rate	2.8%	3.0.	%
Commercial
Total square feet	114,395	114,395
Vacancy	2,384	0
Vacancy rate	2.0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2009		2008
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$32,812	$32,812	$34,140	$31,898
Residential percentage	91%	91%	92%	92%
Commercial percentage	9%	9%	8%	8%
Contingent rentals	$583	$583	$477	$477

        Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:

	Year Ended December 31,
			Dollar Change	Percent Change
	2009	2008
Revenues:
Rental income	$32,812,022	$31,898,117	$913,905	2.9%
Laundry and sundry income	422,463	399,028	23,435	5.9%

	33,234,485	32,297,145	937,340	2.9%

Expenses
Administrative	1,800,798	1,726,610	74,188	4.3%
Depreciation and amortization	5,838,246	6,367,596	(529,350)	(8.3)%
Management fees	1,339,252	1,316,594	22,658	1.7%
Operating	4,061,342	4,250,345	(189,003)	(4.4)%
Renting	528,154	495,822	32,332	6.5%
Repairs and maintenance	4,813,105	4,883,987	(70,882)	(1.5)%
Taxes and insurance	3,683,612	3,472,518	211,094	6.1%

	22,064,509	22,513,472	(448,963)	(2.0)%

Income Before Other Income and Discontinued Operations	11,169,976	9,783,673	1,386,303	14.3%

Other Income (Loss)
Interest expense	(7,940,002)	(7,704,843)	(235,159)	3.1%
Interest income	48,948	172,133	(123,185)	(71.6)%
Casualty income (loss)	15,696	(7,439)	23,135	(310.0)%
Mortgage prepayment penalties	—	(4,487,706)	4,487,706	(100.0)%
(Loss) from investment in unconsolidated joint ventures	(1,687,258)	(1,075,675)	(611,583)	56.9%
Other income (losses)	5,178	(86,693)	91,871	(106.0)%

	(9,557,438)	(13,190,223)	3,632,785	(27.4)%

Income from Continuing Operations	1,612,538	(3,406,550)	5,019,088	(147.3)%

Discontinued Operations:
Income from discontinued operations	—	(110,886)	110,886	(100.0)%
Gain (loss) on sale of real estate from discontinued operations	—	10,099,127	(10,099,127)	(100.0)%

	—	9,988,261	(9,988,261)	(100.0)%

Net Income	$1,612,538	$6,581,711	$(4,969,173)	(75.5)%

        Rental income from continuing operations for the year ended December 31, 2009 was approximately $32,812,000, compared to approximately $31,898,000 for the year ended December 31, 2008, an increase of approximately $914,000. Approximately $644,000 of this increase represents rental income from the Partnerships new acquisition of Cypress Street in October 2008. Other properties with significant rental income increases include 1144 Commonwealth Avenue, River Drive, Linewt, and 659 Worcester Road with increases of approximately $68,000, $36,000, $32,000, and $29,000 respectively. Other properties with decreases in rental income include; 140 North Beacon Street, Redwood Hills, School Street, and Westgate Woburn with decreases of approximately $106,000, $60,000, $33,000, and $28,000 respectively.

        Operating expenses from continuing operations for the year ended December 31, 2009 were approximately $22,065,000 compared to approximately $22,513,000 for the year ended December 31,

2008, a decrease of approximately $449,000 (2.0%). The most significant factors contributing to this decrease were a decrease in depreciation and amortization expense of approximately $529,000 (8.3%) due to the significant amount of 5-10 year property becoming fully depreciated: a decrease in operating expenses of approximately $189,000 (4.4%) due to lower heating costs as the result of the installation of new more efficient heating systems as well as lower fuel costs; and a decrease in repairs and maintenance expenses of approximately $71,000(1.5%) due to improvements done in 2008 which has resulted in the need for fewer repairs in 2009.

        These decreases are offset by an increase in administrative expenses of approximately $74,000 (4.3%) due to an increase in the fees related to employee benefits as well as payroll service fees; an increase in taxes and insurance of approximately 211,000 (6.1%) due to an increase in the real estate taxes; and an increase in the management fee of approximately $23,000 (1.7%) due to an increase in rental income.

        At December 31, 2009, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $1,687,000. Included in this loss is depreciation and amortization expense of approximately $2,492, 000. The loss associated with the 2009 investment in Dexter Park is approximately $500,000 of which approximately $675,000 is depreciation and amortization. In 2008, the Partnership's share of loss was approximately $1,076,000. Included in the Partnership's share of loss was a gain on the sale of units of approximately $438,000 and depreciation expense of $1,913,000. There were 21 units sold in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2010 and 2009 was the collection of rents and refinancing of Partnership properties. The majority of cash and cash equivalents of $3,245,361 at December 31, 2010 and $2,879,663 at December 31, 2009 were held in interest bearing accounts at creditworthy financial institutions.

        This increase of $365,698 at December 31, 2010 is summarized as follows:

	Year Ended December 31,
	2010	2009
Cash provided by operating activities	$8,313,602	$9,572,340
Cash (used in) investing activities	(1,250,539)	(18,743,746)
Cash (used in) provided by financing activities	(2,468,854)	6,526,318
Repurchase of Depositary Receipts, Class B and General Partner Units	(540,911)	(1,514,340)
Distributions paid	(3,687,600)	(3,713,840)

Net increase (decrease) in cash and cash equivalents	$365,698	$(7,873,268)

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The change in cash used in investing activities is due to a significant investment in a joint venture in 2009. The decrease in cash provided by financing activities is due to the payment in 2010 of a portion of the debt.

        During 2010, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,268,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Hamilton Oaks, Westside Colonial, Olde English Village, North Beacon Street and 1144 Commonwealth Avenue, at a cost of approximately $381,000, $241,000, $196,000, $165,000,$129,000, $127,000, and $123,000 respectively. The Partnership plans to invest approximately $1,761,000 in capital improvements in 2011.

        In 2010 the Partnership repurchased 6,896 Class A Depositary Receipts, 164 Class B Units and 9 General Partnership Units for a total cost of $540,911 ($432,920, $102,591 and $5,400 respectively). The purchase was funded from cash received from the refinancing of Partnership properties in 2010 and 2009.

        On March 25, 2010, the Partnership refinanced the NERA Brookside Associates, LLC. The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%. The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties.

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

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17,

2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the years ended December 31, 2010 and 2009 was approximately $415,000 and $78,000 respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

        The Partnership paid quarterly distributions of $7.00 per Unit ($0.70 per Receipt) on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. The total distributions paid during the year ended December 31, 2010 were $3,687,600 and $3,713,840 during the year ended December 31, 2009.

        In February 2011, the Partnership approved a distribution of $7.00 per Unit ($0.70 per Receipt) payable March 31, 2011.

        The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations pay distributions, make required debt payments and to finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

        As more fully described in Item 9B, the Partnership entered into a purchase and sales agreement to sell the Avon Street Apartments, which will result in cash proceeds to the Partnership of approximately $5,700,000. These funds may be used to purchase additional properties, depositary receipts or pay down debt.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

        As of December 31, 2010, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2010, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,453,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2010, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $283,238,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages and note payable mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements—"Mortgage Notes Payable," Note 12 to the Consolidated Financial Statements—"Fair Value Measurements" and Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures."

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-34 of this Form 10-K and are indexed herein under Item 15(a)(1). The combined financial statements of Hamilton Park Towers LLC, Hamilton on Main Apartments LLC and Hamilton on Main LLC required pursuant to Rule 3-09 of Regulation S-X appear in exhibit 99.1 filed with this Form 10-K and are indexed under Item 15(c).

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

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner, concluded that our internal control over financial reporting is effective as of December 31, 2010.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On March 1, 2011, the Partnership entered into a purchase and sale agreement with 503-509 Pleasant Street LLC to sell the Avon Street Apartments in Malden, Massachusetts. The total sales price is $8,750,000 in cash. The closing date is expected to be on or before May 16, 2011. The buyer is entitled to terminate the agreement by March 15, 2011 if the results of the environmental and general building inspections are unsatisfactory. Additionally, the buyer may terminate the agreement by March 31, 2011 if it is unable to obtain mortgage financing in the amount of $6,125,000 at the prevailing rates, terms and conditions. The Partnership's net proceeds from the sale of Avon Street Apartments will be approximately $5,700,000 and the gain on the sale will be approximately $7,800,000.

        The information relating to the sale of the Avon Apartments is being disclosed under Item 9B of this Annual Report on Form 10-K for the year ended December 31, 2010 in lieu of disclosure under Item 1.01 of Form 8-K.

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

        The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2010.

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

        Revised paragraph (f) of Item 401 of Regulation S-K that became effective on February 28 now requires the Partnership to briefly discuss the specific experience, qualifications, attributes or skills that led to the conclusion that each director should serve as a director for the General Partner.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	75	Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985); Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Treasurer, Brookline Greenspace Alliance (since 1999).

Name and Position	Age	Other Position
Harold Brown, Treasurer and Director (since 1984)	86	Sole proprietor, The Hamilton Company, Inc. (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983).
Guilliaem Aertsen, IV, Director (since 2002)	63	Chief Executive Officer, Aertsen Ventures LLC (since 1999); Co-Chairman of AGS Realty Advisors (since 1999); Director and CFO of CineCast LLC (since 1999); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997); Chairman of the Board of Trustees of the Old South Church (1992-2002); Executive Vice President of BankBoston (1996-1998).
Conrad DiGregorio, Director (since 2002)	85	Member of Advisory Committee of the Partnership (1984) (see "Item 1. Business—Advisory Committee"); retired from past employment.
Roberta Ornstein, Director (since 2007)	61	Senior Vice President and Managing Director, Scudder Investments/Deutsche Asset Management (1998-2005); Director and Chief Financial Officer, Summit Partners (1997-1998); Vice President, Liberty Financial (1996-1997); Senior Vice President, Shearson Lehman Brothers (1993-1994); Senior Vice President—Treasury Group, The Boston Company (1983-1993).
David Aloise, Director (since 2007)	56	Founder and principal of Aloise & Associates, LLC (since 2000); executive positions in the areas of C&I loan workout, real estate workout, corporate banking and small business banking at Bank Boston Corporation (1979-2000); Advisory Board Member—Wells Fargo Capital Corp; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group; Member of the Turnaround Management Association.

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

        The NERA 1994 Irrevocable Trust transferred 30,000 Depositary Receipts to the Harold Brown 1999 Revocable Trust in June 2010, which were reported on Form 4 on January 14, 2011.

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

REPORT OF THE AUDIT COMMITTEE

        The Audit Committee of NewReal Inc. (NewReal), which is the General Partner of New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), is currently comprised of Guilliaem Aertsen, IV, David Aloise, and Roberta Ornstein, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter.

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

        The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2010 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committee).

        In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

        Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2010 be included in the Partnership's annual report on form 10-K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise
Roberta Ornstein

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2010. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2010 was approximately $1,367,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $93,750 in 2010.

        In 2010, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $571,000 inclusive of construction supervision and architectural fees of approximately $32,000, repairs and maintenance service fees of approximately $342,000, and legal fees of approximately $197,000. The Partnership also paid Hamilton $125,000 for accounting services. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $640,000 from the 40-50% owned Investment Properties of which approximately $522,000 was the management fee, approximately $6,000 was for construction supervision and architectural fees, approximately $81,000 was for maintenance services, $25,000 for legal services, and $3,000 for construction costs. The Advisory Committee held 6 meetings during 2010, and a total of $15,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2010 and a total of $12,000 was paid for attendance and participation in such meetings.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 1, 2011, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2011, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 1,004,886 Depositary Receipts had been issued to 931 holders. As of March , 2011, there were issued and outstanding 4,699 Class A Units (not including the Depositary Receipts) held by 241 limited partners, 24,982 Class B Units and 1,315 General Partnership Units held by the persons listed below. During 2010, 529 Class A Units were exchanged for 5,290 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2010 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown		(1)(2)		(1)(2)	18,737		75	%(3)		(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Harold Brown 1999 Revocable Trust		(2)		(2)
c/o Dionne and Gass LLP 131 Dartmouth Street Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	0		0
39 Brighton Avenue Allston, MA 02134
Ronald Brown	2,530	(5)	2.41	%(5)	6,246		25%			(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0		0
160 Boylston Street #2149 Chestnut Hill, MA 02467
Conrad DiGregorio	0		0		0		0		0		0
34 Gladstone Street East Boston, MA 02128
David Aloise	0		0		0		0		0		0
241 Cottage Park Road Winthrop, MA 02152

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Roberta Ornstein	178		0.17%		0		0		0		0
160 Boylston Street #2149 Chestnut Hill, MA 02467
NewReal, Inc.	333		0.32%		0		0		1,315		100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	34,969	(6)	33.24	%3(6)	24,982	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,356	(8)	6.04	%(8)	0		0		0		0
50 Udine Street Arlington, MA 02476

(1)
As of March 1, 2010, 169,283 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Harold Brown is the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 16,928 Class A Units (approximately 16.09% of the outstanding Class A Units). On January 12, 2011, the NERA 1994 Irrevocable Trust transferred 69,283 Depositary Receipts to HBC as partial consideration for additional economic interests in HBC. Also on January 12, 2011, the Harold Brown 1999 Revocable Trust transferred 100,000 Depositary Receipts to HBC as partial consideration for additional economic interest in HBC.

(2)
On October 15, 2009, the Harold Brown 1999 Revocable Trust (1999 Trust) effected an equity exchange with the NERA 1994 Irrevocable Trust (1994 Trust) pursuant to which the 1994 Trust transferred 220,000 Depositary Receipts to the 1999 Trust in exchange for property ownership interests held by the 1999 Trust. On June 4, 2010, the 1994 Trust transferred 30,000 Depositary Receipts to the 1999 Trust as consideration for a 2.18% economic interest in HBC Holdings, LLC (HBC Holdings). On January 12, 2011, the 1999 Trust transferred 100,000 Depositary Receipts to HBC as partial consideration for additional economic interest in HBC. As of March 1, 2011, 150,000 Depositary Receipts are held of record by the Harold Brown 1999 Revocable Trust. Harold Brown is the sole beneficiary of the 1999 Trust during his lifetime and is a co-trustee of the 1999 Trust and exercises voting and dispositive control over the Depositary Receipts beneficially owned by the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 15,000 Class A Units (approximately 14.26% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 15,000 Class A Units (approximately 14.26% of the outstanding Class A Units).

(3)
Consists of Class B Units held by HBC Holdings, LLC. See Note (1) above. Harold Brown, as Manager, has voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the 18,737 Class B Units held by the LLC. On January 12, 2011, the NERA 1994 Irrevocable Trust transferred to HBC, 18,737 Class B Units for additional economic interest in HBC.

(4)
Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,315 of the General Partnership Units held of record by NewReal, Inc.

(5)
Consists of 25,301 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,530 Class A Units.

(6)
Consists of the Class A Units described in Notes (1) and (4) above, plus New Real, Inc. and Ms. Ornstein, as indicated in the table.

(7)
Includes the Class B Units described in Note (2) above.

(8)
Consists of 63,564 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one-tenth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,356 Class A Units.

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 20,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 20,000 to 50,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $45.00 or less. On November 7, 2007, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2009 for up to 50,000 Depositary Receipts at prices up to $100 each. On November 4, 2009 Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchase through September 30, 2012 for up to 50,000 Depositary Receipts at price up to $85.00 each.

        The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Harold Brown and Ronald Brown are brothers.

        Guilliaem Aertsen and Roberta Ornstein are married.

        There are no other family relationships among any of our directors. Messrs. Aertsen, DiGregorio, Aloise and Ms. Ornstein representing a majority of our directors, are determined to be independent under the rules of the NYSE AmexExchange and the SEC. The board holds regularly scheduled meetings.

        The Partnership invested approximately $34,049,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has between a 40%-50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 60% and the President and five employees of the management company own between 0% and 6.8% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2010 and has reported on the 2010 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Audit Fees
Recurring annual audits, audit of internal control and quarterly reviews	$262,500	$242,000

Subtotal	262,500	242,000

Other Audit Related Fees	—	—

Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	80,000	80,000
Tax Planning and research	—	—

Subtotal	80,000	80,000

Other Fees	—	—

Total Fees	$342,500	$322,000

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2010 and 2009 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2010 and 2009

    Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

    Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2010, 2009 and 2008

    Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

  (c)
  The following combined financial statements of Hamilton Park Towers LLC, Hamilton on Main Apartments LLC and Hamilton on Main LLC are included in Exhibit 99.1 to this Form 10-K:

    Report of Independent Registered Public Accounting Firm

    Combined Balance Sheets at December 31, 2010 and 2009

    Combined Statements of Income for the years ended December 31, 2010, 2009 and 2008

    Combined Statements of Changes in Members' Capital for the years ended December 31, 2010, 2009 and 2008

    Combined Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

    Notes to Combined Financial Statements

 SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
INCOME STATEMENT INFORMATION
Revenues	$33,166,110	$33,234,485	$32,297,145	$30,942,626	$30,704,638
Expenses	22,477,917	22,064,509	22,513,472	22,274,584	21,952,771
Income before other income and discontinued operations	10,688,193	11,169,976	9,783,673	8,668,042	8,751,867
Other (Loss)	(12,047,425)	(9,557,438)	(13,190,223)	(7,474,451)	(7,398,264)
Income (loss) before discontinued operations	(1,359,232)	1,612,538	(3,406,550)	1,193,591	1,353,603
Discontinued operations	—	—	9,988,261	(6,859)	49,597
Net (Loss) Income	(1,359,232)	1,612,538	6,581,711	1,186,732	1,403,200
Income (loss) before discontinued operations per Unit	(10.32)	12.13	(24.73)	6.95	7.81
Discontinued operations per Unit	—	—	72.50	(0.04)	0.29
Net income (loss) per Unit	(10.32)	12.13	47.77	6.91	8.10
Distributions to Partners per Unit	28.00	28.00	28.00	28.00	28.00
Net income (loss) per Depositary Receipt	(1.03)	1.21	4.78	0.69	0.81
Distributions to Partners per Depositary Receipt	2.80	2.80	2.80	2.80	2.80
BALANCE SHEET INFORMATION
Real Estate, gross	150,818,648	150,411,555	150,344,799	147,125,551	144,801,927
Real Estate, net	92,744,257	95,971,937	98,560,454	96,730,044	98,283,838
Total Assets	121,276,735	129,089,736	125,243,457	124,391,770	130,483,310
Total Debt Outstanding	142,349,260	144,809,354	138,160,262	113,579,904	114,659,052
Partners' Capital	(26,920,567)	(21,332,824)	(17,717,182)	2,664,859	11,642,003

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2010	2009	2008	2007	2006
Residential
Units	2,269	2,269	2,269	2,377	2,377
Vacancies	79	63	67	46	32
Vacancy rate	3.5%	2.8%	3.0%	1.3%	1.3%
Commercial
Total square feet	114,395	114,395	114,395	90,848	84,998
Vacancy (in square feet)	0	2,384	0	0	0
Vacancy rate	0%	2.0%	0%	0%	0%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership ("the Partnership") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Realty Associates Limited Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
Boston, Massachusetts March 7, 2011

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Rental Properties	$92,744,257	$95,971,937
Cash and Cash Equivalents	3,245,361	2,879,663
Rents Receivable	622,944	1,038,820
Real Estate Tax Escrows	301,853	311,582
Prepaid Expenses and Other Assets	3,337,886	2,857,288
Investments in Unconsolidated Joint Ventures	20,076,957	24,964,453
Financing and Leasing Fees	947,477	1,065,993

Total Assets	$121,276,735	$129,089,736

LIABILITIES AND PARTNERS' CAPITAL
Note Payable	$4,668,600	$7,168,600
Mortgage Notes Payable	137,680,660	137,641,354
Accounts Payable and Accrued Expenses	2,440,141	2,195,245
Advance Rental Payments and Security Deposits	3,407,901	3,417,361

Total Liabilities	$148,197,302	$150,422,560
Commitments and Contingent Liabilities (Notes 3 and 9)
Partners' Capital 131,484 and 132,346 units outstanding in 2010 and 2009, respectively	(26,920,567)	(21,332,824)

Total Liabilities and Partners' Capital	$121,276,735	$129,089,736

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
Revenues
Rental income	$32,711,907	$32,812,022	$31,898,117
Laundry and sundry income	454,203	422,463	399,028

	33,166,110	33,234,485	32,297,145

Expenses
Administrative	1,828,214	1,800,798	1,726,610
Depreciation and amortization	5,622,395	5,838,246	6,367,596
Management fees	1,367,190	1,339,252	1,316,594
Operating	3,923,424	4,061,342	4,250,345
Renting	546,665	528,154	495,822
Repairs and maintenance	5,008,992	4,813,105	4,883,987
Taxes and insurance	4,181,037	3,683,612	3,472,518

	22,477,917	22,064,509	22,513,472

Income Before Other Income (Loss) and Discontinued Operations	10,688,193	11,169,976	9,783,673

Other Income (Loss)
Interest expense	(8,182,661)	(7,940,002)	(7,704,843)
Interest income	5,932	48,948	172,133
Casualty income (loss)	—	15,696	(7,439)
Mortgage prepayment penalties	—	—	(4,487,706)
(Loss) from investments in unconsolidated joint ventures	(3,869,996)	(1,687,258)	(1,075,675)
Other	(700)	5,178	(86,693)

	(12,047,425)	(9,557,438)	(13,190,223)

Income (loss) From Continuing Operations	(1,359,232)	1,612,538	(3,406,550)

Discontinued Operations
(Loss) from discontinued operations	—	—	(110,866)
Gain on sale of real estate from discontinued operations	—	—	10,099,127

	—	—	9,988,261

Net income (loss)	$(1,359,232)	$1,612,538	$6,581,711

Income per Unit
Income (loss) before discontinued operations	$(10.32)	$12.13	$(24.73)
Income from discontinued operations	—	—	72.50

Net income (loss) per Unit	$(10.32)	$12.13	$47.77

Weighted Average Number of Units Outstanding	131,696	132,966	137,772

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

							Partner's Capital
			Units
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2008	144,180	34,243	1,802	180,225	14,109	166,116	$1,052,816	$1,531,414	$80,629	$2,664,859
Distribution to Partners	—	—	—	—	—	—	(3,134,326)	(744,403)	(39,177)	(3,917,907)
Stock Buyback	—	—	—	—	30,865	(30,865)	(22,391,934)	(569,552)	(84,358)	(23,045,844)
Stock Transfer							5,034,331	(4,834,249)	(200,083)	—
Net Income	—	—	—	—	—	—	5,265,369	1,250,525	65,817	6,581,711

Balance, December 31, 2008	144,180	34,243	1,802	180,225	44,974	135,251	$(14,173,745)	$(3,366,265)	$(177,172)	$(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(2,971,072)	(705,630)	(37,138)	(3,713,840)
Stock Buyback					2,905	(2,905)	(1,214,734)	(284,262)	(14,980)	(1,514,340)
Net Income	—	—	—	—	—	—	1,290,030	306,382	16,125	1,612,538

Balance December 31, 2009	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,824)
Distribution to Partners	—	—	—	—	—	—	(2,950,080)	(700,644)	(36,876)	(3,687,600)
Stock Buyback	—	—	—	—	862	(862)	(432,920)	(102,591)	(5,400)	(540,911)
Net (Loss)	—	—	—	—	—	—	(1,087,386)	(258,254)	(13,592)	(1,359,232)

Balance, December 31, 2010	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,628)	$(269,033)	$(26,920,567)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$(1,359,232)	$1,612,538	$6,581,711

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,622,395	5,838,246	6,465,057
Loss from investments in joint ventures	3,869,996	1,687,258	1,075,675
(Gain) on sale of real estate from discontinued operations	—	—	(10,064,717)
(Gain) on the sale of equipment	—	(8,157)	—
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	415,876	(485,428)	(47,523)
Increase (Decrease) in accounts payable and accrued expense	244,896	602,635	(153,656)
(Increase) Decrease in real estate tax escrow	9,729	(35,963)	207,391
Decrease (Increase) in prepaid expenses and other assets	(480,598)	151,617	316,717
Increase in advance rental payments and security deposits	(9,460)	209,594	31,445

Total Adjustments	9,672,834	7,959,802	(2,169,611)

Net cash provided by operating activities	8,313,602	9,572,340	4,412,100

Cash Flows From Investing Activities
(Investment in) unconsolidated joint ventures	(123,301)	(15,953,100)	—
Proceeds from unconsolidated joint ventures	1,140,801	325,000	2,912,500
Purchase and improvement of rental properties	(2,268,039)	(3,136,296)	(10,127,289)
Net proceeds from the sale of rental property	—	20,650	7,398,205

Net cash (used in)provided by investing activities	(1,250,539)	(18,743,746)	183,416

Cash Flows From Financing Activities
Proceeds (payment) of notes payable	(2,500,000)	7,168,600	(3,224,419)
Payment of financing costs	(8,161)	(123,374)	(896,962)
Proceeds of mortgage notes payable	904,122	300,000	31,048,556
Principal payments of mortgage notes payable	(864,815)	(818,908)	(696,533)
Stock buyback	(540,911)	(1,514,340)	(23,045,844)
Distributions to partners	(3,687,600)	(3,713,840)	(3,917,908)

Net cash provided by (used in) financing activities	(6,697,365)	1,298,138	(733,110)

Net Increase (Decrease) in Cash and Cash Equivalents	365,698	(7,873,268)	3,862,406
Cash and Cash Equivalents, at beginning of year	2,879,663	10,752,931	6,890,525

Cash and Cash Equivalents, at end of year	$3,245,361	$2,879,663	$10,752,931

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

DECEMBER 31, 2010

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

        On January 1, 2010, the Partnership adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46® to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FASB No. 167 amends FIN 46® to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. FASB No. 167 amends certain guidance in Interpretation 46® for determining whether an entity is a variable interest entity. Also, FASB No. 167 amends FIN 46® to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The adoption of this guidance did not have a material impact to these financial statements.

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

DECEMBER 31, 2010

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2010

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2010, 2009, or 2008 other than net income as reported.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2010, 2009, or 2008. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At December 31, 2010, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.05% to 1.0%. At December 31, 2010 and December 31, 2009, respectively approximately $4,349,000, and $4,026,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $70,074, $78,829 and $102,068 in 2010, 2009 and 2008, respectively.

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

DECEMBER 31, 2010

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

        Interest Capitalized:    The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2010, 2009 and 2008 there was no capitalized interest.

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

        Subsequent Events:    The Partnership has evaluated subsequent events through March 4, 2011, the date the financial statements were issued.

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2010, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2010, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at December 31, 2010 with a total of 799 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2. RENTAL PROPERTIES (Continued)

        Rental properties consist of the following:

	December 31, 2010	December 31, 2009	Useful Life
Land, improvements and parking lots	$26,185,007	$26,072,100	15–40 years
Buildings and improvements	111,272,595	111,016,179	15–40 years
Kitchen cabinets	4,024,726	3,977,528	5–10 years
Carpets	3,504,983	3,506,481	5–10 years
Air conditioning	879,893	882,354	7–10 years
Laundry equipment	348,966	367,209	5–7 years
Elevators	1,181,145	984,506	20 years
Swimming pools	155,442	157,489	10 years
Equipment	2,075,427	2,087,287	5–7 years
Motor vehicles	107,792	142,520	5 years
Fences	33,970	51,882	5–10 years
Furniture and fixtures	949,763	1,063,897	5–7 years
Smoke alarms	98,939	102,123	5–7 years

Total fixed assets	150,818,648	150,411,555
Less: Accumulated depreciation	(58,074,391)	(54,439,618)

	$92,744,257	$95,971,937

        Real estate and accumulated depreciation as of December 31, 2010 is:

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$2,550,000	$62,700	$837,318	$790,394	$62,700	$1,627,712	$1,690,412	$1,097,395	Sept. 1977
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$6,866,829	$2,112,000	$15,459,940	$17,571,940	$8,133,823	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,795,595	$684,000	$3,116,000	$560,083	$684,000	$3,676,083	$4,360,083	$1,441,124	Oct. 2000
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$252,954	$44,965	$4,731,641	$4,776,606	$1,117,698	Sept. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,014,009	$177,610	$2,492,368	$2,669,978	$1,863,343	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$837,667	$342,000	$2,205,336	$2,547,336	$1,080,693	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$1,487,753	$1,410,000	$7,152,569	$8,562,569	$3,882,517	July 1995

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Condominium Units—Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$39,516	$23,346	$230,323	$253,669	$217,452	Sept. 1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$973,384	$91,400	$1,713,744	$1,805,144	$1,234,346	Sept. 1977
Hamilton Cypress LLC Commercial—1031 Exchange Brookline, Massachusetts	$3,849,232	$2,362,596	$4,613,985	$797	$2,362,596	$4,614,782	$6,977,378	$368,025	Oct. 2008
Hamilton Linewt LLC Commercial—1031 Exchange Newton, Massachusetts	$1,604,089	$884,042	$2,652,127	$42,820	$884,042	$2,694,947	$3,578,989	$215,480	Nov. 2007
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$1,713,809	$2,175,000	$14,038,809	$16,213,809	$6,474,182	Dec. 1999
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$388,947	$156,000	$1,023,032	$1,179,032	$497,633	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$2,000,000	$385,000	$1,540,000	$1,154,587	$385,000	$2,694,587	$3,079,587	$1,631,036	Jan. 1995
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$766,306	$79,650	$1,050,854	$1,130,504	$727,563	Sept. 1977
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,399,435	$1,512,000	$5,701,480	$455,221	$1,512,000	$6,156,701	$7,668,701	$2,084,183	Jun. 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$1,476,104	$936,000	$5,238,117	$6,174,117	$2,831,330	July 1995
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$809,399	$46,181	$1,687,722	$1,733,903	$1,269,091	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$1,377,282	$72,525	$1,965,059	$2,037,584	$1,496,135	Sept. 1977
Redwood Hills L.P. Residential Units Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$2,113,197	$1,200,000	$6,923,801	$8,123,801	$3,667,556	July 1995
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$15,883,496	$4,686,728	$18,746,911	$(1,749,320)	$4,686,728	$16,997,591	$21,684,319	$5,084,138	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$6,000,000	$3,280,000	$4,920,000	$25,252	$3,280,000	$4,945,252	$8,225,252	$1,904,126	May 1999

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$1,354,593	$1,335,000	$8,920,094	$10,255,094	$4,212,197	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$8,793,813	$461,300	$2,424,636	$5,677,096	$417,107	$8,101,732	$8,518,839	$5,543,326	Sept. 1977

	$137,680,660	$24,520,043	$97,914,116	$28,428,679	$24,475,851	$126,342,795	$150,818,646	$58,074,392

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements

(3)
In 2009, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	15–40 years
Other Categories of Assets	5–20 years

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2010	2009	2008
Rental Properties
Balance, Beginning	$150,411,555	$150,344,799	$148,294,233
Additions:
Buildings, improvements and other assets	2,268,039	3,136,296	10,074,551

	152,679,594	153,481,095	158,368,784
Deduct:
Write-off of retired or disposed assets	1,860,946	3,016,297	4,429,287
Rental properties held for sale and/or sold	—	53,243	3,594,698

Balance, Ending	$150,818,648	$150,411,555	$150,344,799

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2. RENTAL PROPERTIES (Continued)

	December 31,
	2010	2009	2008
Accumulated Depreciation
Balance, Beginning	$54,439,618	$51,784,346	$51,118,331
Add:
Depreciation for the year	5,495,719	5,711,778	6,230,720

	59,935,337	57,496,124	57,349,051
Deduct:
Accumulated depreciation of retired or disposed assets	1,860,946	3,016,297	4,429,235
Accumulated depreciation of rental properties held for sale and/or sold	—	40,209	1,135,470

Balance, Ending	$58,074,391	$54,439,618	$51,784,346

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

        On March 1, 2011, the Partnership entered into a purchase and sale agreement to sell the Avon Street Apartments. For additional information, see Item 9B.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership's properties and 3% on Linewt. Total fees paid were approximately $1,367,000, $1,339,000 and $1,327,000 in 2010, 2009, and 2008, respectively.

        The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2010, 2009 and 2008, approximately $705,000 and $788,000, and $582,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2010 expenses referred to above, approximately $342,000 consisted of repairs and maintenance and $331,000 of administrative expense. Approximately $32,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2010, the Hamilton Company received approximately $640,000 from the Investment Properties of which approximately $522,000 was the management fee, approximately $9,000 was for construction supervision and architectural fees, approximately $81,000 was for maintenance services and approximately $28,000 was for administrative services. The management fee is equal to 4% of rental income on the majority of investment properties and 2% on Dexter Park.

        On January 1, 2004, all employees were transferred to the Management Company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,599,000, $2,539,000 and $2,270,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2010, 2009 or 2008.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company's accounting staff, which consists of approximately 14 people. During the year ended December 31, 2010, the Management Company charged the Partnership $125,000 for bookkeeping and accounting services included in administrative expenses of $247,000 previously discussed.

        In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership. During the year ended December 31, 2010, this individual received $93,750 which includes a bonus of $25,000, a quarterly fee of $12,500 for the first quarter of 2010, and quarterly fees of $18,750 in the second quarter, third quarter, and fourth quarter of 2010. Going forward, the quarterly fee payable to this individual will be $18,750.

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

DECEMBER 31, 2010

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

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

        On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The partnership may also prepay the note without penalty. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the years ended December 31, 2010 and 2009 was approximately $415,000 and $78,000 respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

        Approximately $1,729,000and $1,499,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at December 31, 2010 and December 31, 2009, respectively.

        Included in prepaid expenses and other assets at December 31, 2010 and December 31, 2009 is approximately $896,000 and $829,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

        Financing and leasing fees of approximately $947,000 and $1,066,000 are net of accumulated amortization of approximately $541,000 and $450,000 at December 31, 2010 and December 31, 2009, respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2010 and December 31, 2009, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2010, the fixed interest rates on these loans ranged from 4.84% to 7.07%, payable in monthly installments aggregating approximately $726,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties. At December 31, 2010, the weighted average interest rate on the above mortgages was 5.55%. The effective rate of 5.64% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2010 are as follows:

2011—current maturities	$942,000
2012	1,033,000
2013	43,745,000
2014	14,588,000
2015	2,096,000
Thereafter	75,276,000

$137,680,000

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

DECEMBER 31, 2010

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

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

        On March 25, 2010, the Partnership refinanced the Brookside Apartments. The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%. The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2010, amounts received for prepaid rents of approximately $1,319,000 are included in cash and cash equivalents, and security deposits of approximately $1,729, 000 are included in other assets and are restricted cash.

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

        In 2010, 2009 and 2008 the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($2.80 per receipt) each year.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2010	2009
Income (loss) per Depositary Receipt before Discontinued Operations	$(1.03)	$1.21
Income from Discontinued Operations	—	—

Net Income (loss) per Depositary Receipt after Discontinued Operations	$(1.03)	$1.21

Distributions per Depositary Receipt	$2.80	$2.80

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2010 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488

48,741

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2010, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.86 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

DECEMBER 31, 2010

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

        During the year ended December 31, 2010, the Partnership purchased 6,896 receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership units for $5,400.

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2010, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2010 as follows:

Commercial Property Leases
2011	$2,859,000
2012	2,276,000
2013	1,843,000
2014	1,493,000
2015	1,085,000
Thereafter	951,000

$10,507,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $653,000, $583,000 and $477,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

        Rents receivable are net of an allowance for doubtful accounts of approximately $483,000, $476,000 and $460,000 at December 31, 2010, 2009 and 2008 respectively. Included in rents receivable at December 31, 2010 is approximately $332,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

        Rents receivable also includes approximately $157,000 representing the straight-line of rental concession primarily related to the residential properties in the latter half of 2010.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 10. RENTAL INCOME (Continued)

        In 2010, rent at the commercial properties includes approximately $11,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2010, 2009 and 2008, cash paid for interest was approximately $8,182,000, $7,941,000 and $7,755,000 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

        At December 31, 2010 and 2009, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

        At December 31, 2010 and 2009 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

        At December 31, 2010 and 2009, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2010 and 2009, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

        The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2010	$137,680,660	$142,896,706
At December 31, 2009	$137,641,354	$139,997,718
Investment Properties
At December 31, 2010	$140,889,224	$144,247,509

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of a tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable loss was approximately $450,000 greater than statement loss for the year ended December 31, 2010 and taxable income was approximately $300,000 greater than statement income for the year ended December 31, 2009. The cumulative tax basis of the Partnership's real estate at December 31, 2010 is approximately $5,300,000 than the statement basis. The primary reason for the lower tax basis is the acquisition of Linewt and Cypress Street utilizing tax free exchanges in 2008. The Partnership's tax basis in its joint venture investments is approximately $1,500,000 greater than statement basis. The tax free exchanges and mortgage prepayment penalties in 2008 generated substantial tax deductions in 2008, accordingly taxable income in future years may exceed statement income. Accelerated tax deductions allowable under the 2010 tax act will also be allowed in 2011. These accelerated deductions will result in reduced tax depreciation expense in future years.

        Certain entities included in the Partnership's consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 13. TAXABLE INCOME AND TAX BASIS (Continued)

        The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
GAAP net income (loss)	$(1,359)	$1,613	$6,582
Book/Tax differences from depreciation and amortization	(643)	(477)	(431)
Book/Tax differences on tax free exchanges	—	—	(6,808)
Book/Tax differences from Investment Properties	403	646	(75)
Increase (Decrease) in prepaid rent and allowances	(204)	153	(135)
Other	—	(9)	(81)

Taxable income (loss)	$(1,803)	$1,926	$(948)

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

        In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40%-50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 60%, with the balance owned by the others. A description of each investment is as follows:

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the years ended December 31, 2010 and 2009 was approximately $415,000 and $78,000, respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership is amortizing the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. The total monthly amortization is approximately $407,000 which at 40% reduces the Partnership's income by approximately $163,000 per month. For the year ended December 31, 2010 the total amortization in connection with these leases is approximately $4,073,000, of which the Partnership's share is approximately $1,629,000. The intangible asset is fully amortized effective November 2010 which will result in lower amortization expense. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of February 1, 2011, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,668,000 at December 31, 2010. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Essex Development, LLC, or the parking lot is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.26% at December 31, 2010) and is due in August 2011. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

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

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2010, the remaining balance on the mortgage is approximately $16,152,000.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at December 31, 2010 of approximately $7,177,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	9,827,917	2,595,266	8,648,591	6,078,526	2,006,989	7,569,060	7,582,687	22,822,785	118,468,247	185,600,068
Cash & Cash Equivalents	2,833	29,596	25,617	736	48,053	57,956	51,637	19,325	754,066	989,818
Rent Receivable	24,062	—	8,887	10,088	2,224	2,295	683	10,686	125,475	184,400
Real Estate Tax Escrow	85,348	—	18,649	58,089	—	82,370	34,331	98,036	484,566	861,390
Prepaid Expenses & Other Assets	49,518	480	50,720	76,810	209,610	94,181	43,655	418,289	1,089,897	2,033,161
Financing & Leasing Fees	96,105	4,175	24,496	29,698	11,634	38,966	23,887	28,304	518,395	775,660

Total Assets	10,085,783	2,629,517	8,776,960	6,253,948	2,278,510	7,844,829	7,736,879	23,397,425	121,440,647	190,444,498

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,566,871	2,162,000	7,176,827	5,000,000	1,668,000	4,750,000	5,500,000	16,151,526	89,914,000	140,889,224
Accounts Payable & Accrued Expense	33,190	6,239	36,027	43,541	6,346	5,693	65,588	206,997	787,584	1,191,205
Advance Rental Pmts & Security Dep	132,044	—	129,188	63,965	20,044	80,772	61,762	226,689	1,684,843	2,399,308

Total Liabilities	8,732,105	2,168,239	7,342,042	5,107,506	1,694,390	4,836,465	5,627,350	16,585,212	92,386,428	144,479,737

Partners' Capital	1,353,679	461,278	1,434,918	1,146,442	584,119	3,008,364	2,109,529	6,812,213	29,054,219	45,964,761

Total Liabilities & Capital	10,085,783	2,629,517	8,776,960	6,253,948	2,278,510	7,844,829	7,736,879	23,397,425	121,440,647	190,444,498

Partners' Capital—NERA 50%	676,839	230,639	717,459	573,221	292,060	1,504,182	1,054,765	3,406,107	—	8,455,271

NERA 40%									11,621,688	11,621,688

										20,076,959

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through January 25, 2010	—	—	—	127	105	—	—	—	409	641

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of February 1, 2011	—	—	—	—	0	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	1,122,915	275,950	1,097,957	794,993	221,191	839,361	765,509	2,455,222	11,019,862	18,592,960
Laundry and Sundry Income	16,184	—	2,436	—	—	—	762	19,780	97,902	137,063

	1,139,099	275,950	1,100,393	794,993	221,191	839,361	766,271	2,475,002	11,117,764	18,730,023

Expenses
Administrative	13,709		30,904	13,038	7,073	17,324	10,288	39,289	148,097	279,724
Depreciation and Amortization	425,450	6,254	439,666	269,475	98,678	359,727	320,553	981,881	9,428,284	12,329,966
Management Fees	46,734	11,040	45,559	31,795	9,245	33,345	31,563	97,239	244,178	550,698
Operating	134,016		62,994	1,777		411	63,841	358,827	960,328	1,582,193
Renting	24,785	—	49,517	8,576	375	6,213	3,770	15,361	281,545	390,142
Repairs and Maintenance	134,941	—	80,190	376,560	76,510	344,852	99,553	342,310	859,088	2,314,005
Taxes and Insurance	179,939	46,658	98,151	127,637	42,465	132,188	96,213	318,150	1,451,017	2,492,417

	959,574	63,952	806,981	828,857	234,346	894,061	625,780	2,153,057	13,372,537	19,939,145

Income Before Other Income	179,525	211,998	293,412	(33,864)	(13,155)	(54,700)	140,491	321,945	(2,254,773)	(1,209,122)

Other Income (Loss)
Interest Expense	(507,425)	(62,694)	(504,667)	(289,042)	(97,909)	(271,389)	(317,360)	(860,500)	(5,116,598)	(8,027,583)
Interest Income	3	2	47	90	569	2	1,780	8	5	2,505
Interest Income from Note	—	—	—	—	11,445	—	—	—	—	11,445
Gain on Sale of Real Estate	—	—	—	—			—	—	—
Other Income (Expenses)	—	—	—	—	11,021	9,478	—	2,168	(17,720)	4,947

	(507,422)	(62,692)	(504,619)	(288,952)	(74,874)	(261,909)	(315,581)	(858,323)	(5,134,313)	(8,008,686)

Net Income (loss)	(327,897)	149,305	(211,208)	(322,816)	(88,029)	(316,608)	(175,090)	(536,379)	(7,389,086)	(9,217,808)

Net Income (loss)—NERA 50%	(163,948)	74,653	(105,604)	(161,408)	(44,015)	(158,304)	(87,545)	(268,189)	—	(914,361)

NERA 40%									(2,955,635)	(2,955,635)

										(3,869,995)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2010 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay Apts	Hamilton Minuteman	Hamilton Place	Hamilton Park Towers
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
December 31, 2011	111,951	2,162,000	157,708	4,513				261,897	194,705	2,892,774
December 31, 2012	118,608		168,941	60,747		52,396	66,528	278,413	1,206,869	1,952,502
December 31, 2013	125,660		6,850,178	65,157	1,668,000	66,163	71,363	293,392	1,275,835	10,415,748
December 31, 2014	133,132			69,003		69,944	75,575	309,178	1,348,741	2,005,573
December 31, 2015	8,077,520			73,077		73,941	80,036	15,008,646	1,425,814	24,739,034
Thereafter				4,727,503		4,487,556	5,206,498		84,462,036	98,883,593

	8,566,871	2,162,000	7,176,827	5,000,000	1,668,000	4,750,000	5,500,000	16,151,526	89,914,000	140,889,224

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	10,212,642	2,576,552	9,040,679	6,332,291	2,093,861	7,919,853	7,855,176	23,769,324	123,702,389	193,502,767
Cash & Cash Equivalents	17,655	21,217	14,685	20,740	11,113	12,803	38,601	138,342	985,842	1,260,998
Rent Receivable	25,059	—		9,224	1,747	632	860	5,517	82,950	125,989
Real Estate Tax Escrow	62,514	—	18,454	35,288	—	70,180	44,939	97,584	338,390	667,349
Due From Investment Properties	—	—	—	—	—	—	—	—	—	—
Prepaid Expenses & Other Assets	73,086	498	79,872	80,528	270,224	62,699	66,049	329,472	5,081,245	6,043,672
Financing & Leasing Fees	119,298	10,429	32,661	34,724	16,699	45,328	27,856	35,165	572,795	894,955

Total Assets	10,510,254	2,608,696	9,186,351	6,512,795	2,393,644	8,111,495	8,033,480	24,375,403	130,763,610	202,495,730

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,324,049	5,000,000	1,668,000	4,750,000	5,500,000	16,402,353	89,914,000	141,320,402
Due to Investment Properties	—	—	—	—	—	—	—	—	—	—
Accounts Payable & Accrued Expense	47,581	10,415	69,064	45,925	19,108	6,726	74,835	236,076	753,668	1,263,399
Advance Rental Pmts & Security Dep	132,405	—	127,113	64,612	17,386	79,797	54,026	226,381	1,577,637	2,279,358

Total Liabilities	8,779,986	2,172,415	7,520,226	5,110,537	1,704,494	4,836,523	5,628,861	16,864,810	92,245,305	144,863,159

Partners' Capital	1,730,268	436,281	1,666,125	1,402,258	689,150	3,274,972	2,404,619	7,510,593	38,518,305	57,632,571

Total Liabilities & Capital	10,510,254	2,608,696	9,186,351	6,512,795	2,393,644	8,111,495	8,033,480	24,375,403	130,763,610	202,495,730

Partners' Capital—NERA 50%	865,134	218,140	833,063	701,129	344,575	1,637,486	1,202,309	3,755,297	—	9,557,133

NERA 40%									15,407,322	15,407,322

										24,964,455

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through January 25, 2010	—	—	—	127	105	—	—	—	409	641

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of January 25, 2010	—	—	—	—	0	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

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

										(1,687,258)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2008

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Hamilton Place Sales	Total
ASSETS
Rental Properties	10,589,378	2,576,552	9,336,147	6,628,614	2,332,236	8,222,978	8,282,900	25,212,271		73,181,077
Cash & Cash Equivalents	34,463	280	844	164,181	743	7,352	19,119	5,972		232,955
Rent Receivable	3,743	—	8,500		127			1,524		13,894
Real Estate Tax Escrow	57,503	—	22,057	41,079	—	47,879	32,075	94,937		295,530
Due From Investment Properties	50,000	—	—	90,000	100,960	40,000	—	230,000		510,960
Prepaid Expenses & Other Assets	71,984	1,423	73,973	63,537	223,923	50,641	60,445	352,429		898,355
Financing & Leasing Fees	50,147	109,015	40,828	39,751	21,763	51,690	33,233	43,250		389,676

Total Assets	10,857,218	2,687,271	9,482,349	7,027,162	2,679,752	8,420,541	8,427,772	25,940,382	—	75,522,446

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,461,483	5,000,000	1,808,000	4,750,000	5,500,000	16,640,374		51,921,857
Due to Investment Properties	—	—	425,000	—	40,000	960	45,000	—		510,960
Accounts Payable & Accrued Expense	55,151	8,744	64,525	7,827	18,617	17,891	39,716	171,783		384,255
Advance Rental Pmts & Security Dep	136,435		119,609	58,125	18,533	76,888	57,937	190,620		658,147

Total Liabilities	8,791,586	2,170,744	8,070,616	5,065,952	1,885,150	4,845,740	5,642,653	17,002,777	—	53,475,219

Partners' Capital	2,065,632	516,527	1,411,732	1,961,209	794,602	3,574,801	2,785,119	8,937,605	—	22,047,226

Total Liabilities and Capital	10,857,218	2,687,271	9,482,349	7,027,162	2,679,752	8,420,541	8,427,772	25,940,382	—	75,522,446

Partners' Capital—NERA 50%	1,032,816	258,264	705,866	980,605	397,301	1,787,400	1,392,560	4,468,803	—	11,023,611

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	137	758
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	137	761
Units to be retained	49	1	40	49	—	48	42	148	—	377

Units to be sold	—	—	—	127	120	—	—	—	137	384

Units sold through February 2, 2009	—	—	—	127	105	—	—	—	137	369

Balance of unsold units				—	15				—	15
Unsold units with deposits for future sale as of February 2, 2009	—	—	—	—	1	—	—	—	—	1

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

        In the fourth quarter of 2010, the Financial Accounting Standards Board ("FASB") issued an update to the guidance contained in Accounting Standards Codification ("ASC") 310, Receivables. The new guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements.

        On January 21, 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements. The adoption of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Total Revenues	—	—	$243,470

Operating and other expenses	—		(256,875)
Depreciation and amortization	—	—	(97,461)

	—	—	(354,336)

Loss from discontinued operations	—	—	$(110,866)

	Year Ended December 31,
	2010	2009	2008
Gain on sale of rental property	$—	$—	$10,099,127

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Total
Revenue	$8,317,816	$8,230,730	$8,226,728	$8,390,836	$33,166,110
Expenses	5,632,869	5,420,350	5,793,966	5,630,732	22,477,917

Income Before Other Income	2,684,947	2,810,380	2,432,762	2,760,104	10,688,193
Other Income (loss)	(3,027,898)	(3,064,832)	(3,214,253)	(2,740,442)	(12,047,425)

Net Income (loss)	$(342,951)	$(254,452)	$(781,491)	$19,662	$(1,359,232)

Net Income (loss) per Unit	$(2.59)	$(1.93)	$(5.94)	$0.15	$(10.32)
Net Income (loss) per Depositary Receipt	$(0.26)	$(0.19)	$(0.59)	$0.01	$(1.03)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total
Revenue	$8,460,695	$8,276,347	$8,209,566	$8,287,877	$33,234,485
Expenses	5,735,286	5,270,939	5,621,419	5,436,885	22,064,509

Income Before Other Income	2,725,409	3,005,408	2,588,147	2,851,012	11,169,976
Other Income (Loss)	(2,205,324)	(2,227,433)	(2,288,842)	(2,835,839)	(9,557,438)

Net Income (Loss)	$520,085	$777,975	$299,305	15,173	1,612,538

Net Income per Unit	$3.87	$5.86	$2.26	$0.11	$12.13
Net Income per Depositary Receipt	$0.39	$0.59	$0.23	$0.01	$1.21

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe (a)	Balance at end of Period
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	475,684	374,597	—	367,763	482,518
Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	460,327	356,686	—	341,329	475,684
Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	557,836	201,600	—	299,109	460,327

(a)
Uncollectible accounts written off

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 18. SUBSEQUENT EVENT

        On March 1, 2011, the Partnership entered into a purchase and sale agreement with 503-509 Pleasant Street, LLC to sell the Avon Street Apartments in Malden, Massachusetts. The total sales price is $8,750,000 in cash. The closing date is expected to be on or before May 16, 2011. The buyer is entitled to terminate the agreement by March 15, 2011 if the results of the environmental and general building inspections are unsatisfactory. Additionally, the buyer may terminate the agreement by March 31, 2011 if they are unable to obtain mortgage financing in the amount of $6,125,000 at the prevailing rates, terms and conditions. The Partnership's net proceeds from the sale of Avon Street Apartments will be approximately $5,700,000 and the gain on the sale will be approximately $7,800,000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC. Its General Partner
By:	/s/ RONALD BROWN Ronald Brown, President
Dated: March 7, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 7, 2011
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 7, 2011
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 7, 2011
/s/ CONRAD DIGREGORIO Conrad DiGregorio	Director of the General Partner	March 7, 2011
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 7, 2011
/s/ ROBERTA ORNSTEIN Roberta Ornstein	Director of the General Partner	March 7, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)
Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)
(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.
(21)	Subsidiaries of the Partnership.(4)
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