Form 10-Q
period 2011-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2011-05-12
CIK 746514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-12138

New England Realty Associates Limited Partnership

(Exact name of registrant as specified in its charter)

Massachusetts	04-2619298
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

39 Brighton Avenue, Allston, Massachusetts	02134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 783-0039

Securities registered pursuant to Section 12(b) of the Act:

Depositary Receipts	NYSE AMEX
(Title of each Class)	(Name of each Exchange on which Registered)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐ (the Registrant is not yet required to submit Interactive Data).

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2011, there were 105,188 of the registrant’s Class A units (1,051,876 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$91,589,523	$92,151,239
Property Held for Sale	586,382	593,017
Cash and Cash Equivalents	3,752,296	3,245,361
Rents Receivable	707,730	622,944
Real Estate Tax Escrows	371,981	301,853
Prepaid Expenses and Other Assets	3,291,830	3,337,886
Investments in Unconsolidated Joint Ventures	19,310,410	20,076,957
Financing and Leasing Fees	917,264	947,477
Total Assets	$120,527,416	$121,276,735
LIABILITIES AND PARTNERS’ CAPITAL
Note Payable	$4,668,600	$4,668,600
Mortgage Notes Payable	137,445,891	137,680,660
Accounts Payable and Accrued Expenses	2,584,349	2,440,141
Advance Rental Payments and Security Deposits	3,496,723	3,407,901
Total Liabilities	148,195,563	148,197,302

Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,484 units outstanding in 2011 and 2010	(27,668,147)	(26,920,567)
Total Liabilities and Partners’ Capital	$120,527,416	$121,276,735

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental income	$8,178,851	$7,968,844
Laundry and sundry income	102,043	117,548
	8,280,894	8,086,392
Expenses
Administrative	425,743	477,941
Depreciation and amortization	1,353,609	1,363,311
Management fees	333,350	329,312
Operating	1,458,686	1,230,744
Renting	87,886	65,450
Repairs and maintenance	1,062,141	977,557
Taxes and insurance	1,052,526	1,051,635
	5,773,941	5,495,950
Income Before Other Income and Discontinued Operations	2,506,953	2,590,442
Other Income (Loss)
Interest expense	(1,946,709)	(1,997,348)
Interest income	1,226	759
(Loss) from investments in unconsolidated joint ventures	(454,047)	(999,497)
	(2,399,530)	(2,996,086)
Income (Loss) From Continuing Operations	107,423	(405,644)
Discontinued Operations
Income from discontinued operations	65,389	62,693
Gain (loss) on sale of real estate from discontinued operations	—	—
	65,389	62,693
Net Income (Loss)	$172,812	$(342,951)

Income (loss) per Unit
Income (loss) before discontinued operations	$0.82	$(3.06)
Income from discontinued operations	0.49	0.47
Net Income (loss) per Unit	$1.31	$(2.59)
Weighted Average Number of Units Outstanding	131,484	132,315

See notes to consolidated financial statements.

 NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited						Limited
	Class A	Class B	General Partnership	Subtotal	Treasury Units	Total	Class A	Class B	General Partnership	Total
Balance, January 1, 2010	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,824)
Distribution to Partners	—	—	—	—	—	—	(741,140)	(176,021)	(9,264)	(926,426)
Stock Buyback	—	—	—	—	565	(565)	(275,850)	(65,452)	(3,444)	(344,746)
Net (Loss)	—	—	—	—	—	—	(274,361)	(65,161)	(3,430)	(342,951)

Balance, March 31, 2010	144,180	34,243	1,802	180,225	48,444	131,781	$(18,360,871)	$(4,356,771)	$(229,303)	$(22,946,946)

Balance January 1, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,628)	$(269,033)	$(26,920,567)
Distribution to Partners	—	—	—	—	—	—	(736,314)	(174,874)	(9,204)	(920,392)
Net Income	—	—	—	—	—	—	138,250	32,834	1,728	172,812
Balance, March 31, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(22,137,970)	$(5,253,668)	$(276,509)	$(27,668,147)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$172,812	$(342,951)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,353,609	1,363,311
Loss from investments in joint ventures	454,047	999,497
Depreciation and amortization, discontinued operations	11,360	15,600
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	(84,786)	152,710
Increase in accounts payable and accrued expense	144,208	147,061
(Increase) Decrease in real estate tax escrow	(70,128)	10,858
Decrease (Increase) in prepaid expenses and other assets	46,056	(165,500)
Increase (decrease)in advance rental payments and security deposits	88,822	(90,646)
Total Adjustments	1,943,187	2,432,891
Net cash provided by operating activities	2,115,999	2,089,940
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	312,500	320,000
Purchase and improvement of rental properties	(765,385)	(335,745)
Net proceeds from the sale of rental property	—	—
Net cash (used in) investing activities	(452,885)	(15,745)
Cash Flows From Financing Activities
Payment of financing costs	(1,018)	(1,620)
Proceeds of mortgage notes payable	—	912,440
Principal payments of mortgage notes payable	(234,769)	(212,376)
Stock buyback	—	(344,746)
Distributions to partners	(920,392)	(926,426)
Net cash (used in) financing activities	(1,156,179)	(572,728)
Net Increase in Cash and Cash Equivalents	506,935	1,501,467
Cash and Cash Equivalents, at beginning of year	3,245,361	2,879,663
Cash and Cash Equivalents, at end of year	$3,752,296	$4,381,130

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2011 and 2010 other than net income as reported.

Income Per Unit: Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2011 or 2010. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At March 31, 2011and December 31, 2010, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.05% to 1.0%.  At March 31, 2011 and December 31, 2010, respectively, approximately $4,663,000, and $4,349,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $14,841 and $16,283 for the three months ended March 31, 2011 and 2010, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2011 and 2010 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2011, the Partnership and its Subsidiary Partnerships owned 2,269 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2011, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties”.

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2011 with a total of 799 units, accounted for using the equity method of consolidation.

See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2011	December 31, 2010	Useful Life
Land, improvements and parking lots	$26,191,560	$26,110,238	15—40 years
Buildings and improvements	110,461,667	110,106,179	15—40 years
Kitchen cabinets	4,033,288	3,923,029	5—10 years
Carpets	3,496,063	3,404,951	5—10 years
Air conditioning	857,641	857,375	7—10 years
Laundry equipment	332,534	331,002	5—7 years
Elevators	1,139,296	1,086,140	20 years
Swimming pools	155,441	155,442	10 years
Equipment	2,055,763	1,989,645	5—7 years
Motor vehicles	107,792	107,792	5 years
Fences	36,270	33,970	5—10 years
Furniture and fixtures	924,633	924,633	5—7 years
Smoke alarms	97,840	97,840	5—7 years
Total fixed assets	149,889,788	149,128,236
Less: Accumulated depreciation	(58,300,265)	(56,976,997)
	$91,589,523	$92,151,239

On March 1, 2011, the Partnership entered into a purchase and sales agreement to sell the Avon Street Apartments in Malden, Massachusetts.  The total sales price is $8,750,000.  The closing date is expected to occur in May 2011. The Partnerships net proceeds from the sale of Avon Street Apartments will be approximately $5,700,000 and the gain on the sale will be approximately $7,800,000.  The Partnership is actively searching for an appropriate acquisition that will allow for a tax free exchange and significantly reduce the taxable gain.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total fees paid were approximately $343,000 and $339,000 during the three months ended March 31, 2011 and 2010, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2011 and 2010 approximately $211,000 and $176,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2011 expenses referred to above, approximately $60,000 was for repairs and maintenance and $85,000 was for administrative expense. Approximately $66,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2011, the Hamilton Company received approximately $180,000 from the Investment Properties of which approximately $139,000 was the management fee, approximately $35,000 was for maintenance services and approximately $4,600 was for administrative services. The management fee is equal to 4% of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $662,000, and $591,000 for the three months ended March 31, 2011 and 2010, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer.  There were no employer contributions in 2011 and 2010.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the three months ended March 31, 2011, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $211,000 previously discussed.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  During the three months ended March 31, 2011, this individual received $ 18,750.

The Partnership has invested in nine limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has between a 40% and 50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 57%. See Note 14 for a description of the properties and their operations.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the three months ended March 31, 2011 and 2010 was approximately $70,000  and $108,000 respectively.  This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

Approximately $1,787,000 and $1,729,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at March 31, 2011 and December 31, 2010, respectively.

Included in prepaid expenses and other assets at March 31, 2011 and December 31, 2010 is approximately $934,000 and $896,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

Financing and leasing fees of approximately $917,000 and $947,000 are net of accumulated amortization of approximately $572,000 and $541,000 at March 31, 2011 and December 31, 2010, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2011 and December 31, 2010, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2011, the fixed interest rates on these loans ranged from 4.84% to 7.07%, payable in monthly installments aggregating approximately $726,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties.  At March 31, 2011, the weighted average interest rate on the above mortgages was 5.55%. The effective rate of 5.64% includes the amortization expense of deferred financing costs. See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2011 are as follows:

2012—current maturities	$3,504,000
2013	1,061,000
2014	41,104,000
2015	16,428,000
2016	97,000
Thereafter	75,252,000
$137,446,000

In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts.  The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing.  The interest rate as of March 31, 2011 was 4.25%.  The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization.  The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

On March 25, 2010, the Partnership refinanced the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2011, amounts received for prepaid rents of approximately $1,338,000 are included in cash and cash equivalents, and security deposits of approximately $1,787,000 are included in other assets and are restricted cash.

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

In February 2011, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) which was paid on March 31, 2011. In April 2011, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on June 30, 2011.

In 2010, the Partnership paid quarterly distributions of $7.00 per unit ($0.70 per receipt) in March, June, September and December for a total distribution of $28.00 per unit ($2.80 per receipt.)

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31,
	2011	2010
Income (loss) per Depositary Receipt before Discontinued Operations	$0.08	$(0.31)
Income from Discontinued Operations	0.05	0.05
Net Income (loss) per Depositary Receipt after Discontinued Operations	$0.13	$(0.26)
Distributions per Depositary Receipt	$0.70	$0.70

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2011 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488
48,741

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through March 31, 2011, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.86 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

The Partnership did not purchase any Depositary Receipts during the three months ended March 31, 2011.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2011, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2011 as follows:

Commercial Property Leases
2012	$2,877,000
2013	2,189,000
2014	1,925,000
2015	1,451,000
2016	1,091,000
Thereafter	720,000
$10,253,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $153,000 and $168,000 for the three months ended March 31, 2011 and 2010 respectively.

Rents receivable are net of an allowance for doubtful accounts of approximately $537,000 at March 31, 2011 and $595,000 at December 31, 2010.  Included in rents receivable at March 31, 2011 is approximately $343,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $148,000 representing the straight-line of rental concession primarily related to the residential properties in the latter half of 2010.

For the three months ended March 31, 2011 rent at the commercial properties includes approximately $2,800 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2011 and 2010, cash paid for interest was approximately $1,980,000, and $2,029,000, respectively. Cash paid for income taxes was approximately $26,000 and $10,000 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2011 and December 31, 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2011 and December 31, 2010  the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2011 and December 31, 2010, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2011 and December 31, 2010, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2011	$137,445,891	$143,446,494
At December 31, 2010	$137,680,660	$142,896,706
Investment Properties
At March 31, 2011	$140,755,793	$145,791,587

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable loss was approximately $450,000 greater than statement loss for the year ended December 31, 2010. The cumulative tax basis of the Partnership’s real estate at December 31, 2010 is approximately $5,300,000 less than the statement basis. The primary reason for the lower tax basis is the acquisition of Linewt and Cypress Street utilizing tax free exchanges in 2008. The Partnership’s tax basis in its joint venture investments is approximately $1,500,000 greater than statement basis.  Mortgage prepayment penalties and accelerated tax deductions allowable in 2010 and 2011 will result in taxable income in future years greater than statement income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has a 40%-50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 57%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the three months ended March 31, 2011 and 2010 was approximately $70,000 and $108,000 respectively. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization was approximately $407,000 which at 40% reduced the Partnership’s income by approximately $163,000 per month. For the year ended December 31, 2010 the total amortization in connection with these leases was approximately $4,073,000, of which the Partnership’s share was approximately $1,629,000.  The intangible asset was fully amortized effective November 2010.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of May 3, 2011, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at March 31, 2011. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC, or the parking lot is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.24% at March 31, 2011) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At March 31, 2011, the remaining balance on the mortgage is approximately $16,084,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at March 31, 2011 of approximately $7,138,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information for the three months ended March 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	9,741,901	2,595,466	8,544,652	6,019,739	1,986,926	7,493,466	7,528,318	22,603,616	117,082,691	183,596,776
Cash & Cash Equivalents	16,253	39,101	34,218	9,714	46,053	36,686	33,291	24,336	971,275	1,210,928
Rent Receivable	18,652		5,268	9,451	1,046	6,622	3,719	4,789	71,815	121,361
Real Estate Tax Escrow	86,163		37,496	57,224		81,503	39,025	96,324	533,430	931,166
Prepaid Expenses & Other Assets	50,450	192	48,355	77,332	198,847	82,148	40,610	444,824	1,132,034	2,074,793
Financing & Leasing Fees	90,307	2,612	22,454	28,442	10,368	37,376	22,895	26,588	503,566	744,608
Total Assets	10,003,726	2,637,371	8,692,444	6,201,902	2,243,240	7,737,800	7,667,858	23,200,479	120,294,812	188,679,631
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,539,527	2,162,000	7,138,412	5,000,000	1,668,000	4,750,000	5,500,000	16,083,855	89,914,000	140,755,793
Accounts Payable & Accrued Expense	46,235	7,769	36,118	53,786	6,547	7,792	60,308	208,125	807,720	1,234,400
Advance Rental Pmts & Security Dep	145,837		117,743	66,692	20,819	81,635	64,739	243,096	1,766,796	2,507,358
Total Liabilities	8,731,599	2,169,769	7,292,272	5,120,478	1,695,365	4,839,427	5,625,047	16,535,076	92,488,516	144,497,550
Partners’ Capital	1,272,127	467,602	1,400,171	1,081,424	547,875	2,898,373	2,042,811	6,665,403	27,806,296	44,182,081
Total Liabilities & Capital	10,003,726	2,637,371	8,692,444	6,201,902	2,243,240	7,737,800	7,667,858	23,200,479	120,294,812	188,679,631
Partners’ Capital — NERA 50%	636,064	233,801	700,086	540,712	273,937	1,449,186	1,021,405	3,332,701		8,187,893
NERA 40%									11,122,518	11,122,518
										19,310,411
Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 3 , 2011	—	—	—	127	105	—	—	—	0	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of May 3 , 2011	—	—	—	—	0	—	—	—	—	—

Three Months ended March 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	288,852	69,000	281,770	198,291	57,290	214,939	193,006	613,563	2,892,080	4,808,790
Laundry and Sundry Income	3,938		628					6,090	25,590	36,246
	292,790	69,000	282,398	198,291	57,290	214,939	193,006	619,653	2,917,671	4,845,037
Expenses
Administrative	4,797	382	4,373	2,041	909	3,072	6,523	10,706	32,356	65,158
Depreciation and Amortization	105,698	1,563	110,587	64,212	22,416	78,135	80,454	239,951	1,423,077	2,126,093
Management Fees	12,498	2,760	11,098	7,879	2,432	8,245	7,895	25,557	62,813	141,177
Operating	38,416		23,076	618	44	50	22,475	124,158	283,307	492,144
Renting	5,100		6,000	3,459		926	1,252	3,218	54,726	74,682
Repairs and Maintenance	26,662		13,788	77,252	14,830	63,521	21,000	71,827	164,211	453,091
Taxes and Insurance	47,185	11,908	23,659	36,597	11,366	39,102	21,834	80,881	286,440	558,973
	240,356	16,613	192,581	192,057	51,997	193,051	161,435	556,299	2,306,931	3,911,319
Income Before Other Income	52,434	52,387	89,817	6,234	5,293	21,888	31,571	63,354	610,740	933,718
Other Income (Loss)
Interest Expense	(124,604)	(15,446)	(124,576)	(71,274)	(24,150)	(66,879)	(78,289)	(210,165)	(1,261,882)	(1,977,263)
Interest Income			12	22	141				3,219	3,394
Interest Income from Note					2,471					2,471
	(124,604)	(15,446)	(124,563)	(71,252)	(21,538)	(66,879)	(78,289)	(210,165)	(1,258,663)	(1,971,397)
Net Income (loss)	(72,170)	36,942	(34,746)	(65,018)	(16,245)	(44,991)	(46,718)	(146,811)	(647,923)	(1,037,680)
Net Income (loss) - NERA 50%	(36,085)	18,471	(17,373)	(32,509)	(8,122)	(22,495)	(23,359)	(73,406)		(194,878)
NERA 40%									(259,169)	(259,169)
										(454,047)

Future annual mortgage maturities at March 31, 2011 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay	Hamilton Bay Apts	Hamilton Minuteman	Hamilton Place	Hamilton Park Towers
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
March 31, 2012	113,619	2,162,000	160,444	19,763		5,131	16,704	265,303	490,164	3,233,127
March 31, 2013	120,333		171,872	62,402		63,462	68,345	282,034	1,223,753	1,992,201
March 31, 2014	127,488		6,806,096	66,085	1,668,000	67,089	72,379	297,208	1,293,683	10,398,029
March 31, 2015	135,069			69,986		70,922	76,651	15,239,310	1,367,610	16,959,548
March 31, 2016	8,043,019			73,370		74,975	80,353		1,445,761	9,717,478
Thereafter				4,708,394		4,468,420	5,185,568		84,093,029	98,455,411
	8,539,527	2,162,000	7,138,412	5,000,000	1,668,000	4,750,000	5,500,000	16,083,855	89,914,000	140,755,793

Summary financial information as of March 31, 2010

	Hamilton Essex 81	Hamilton Essex Parking	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total

ASSETS

Rental Properties	10,115,781	2,576,552	8,949,556	6,269,852	2,071,444	7,833,058	7,784,163	23,526,217	122,393,455	191,520,079
Cash & Cash Equivalents	20,876	17,146	1,363	11,140	2,304	1,047	39,059	93,762	911,937	1,098,634
Rent Receivable	29,873	—	1,396	5,681	1,699	219	2,319	12,674	77,070	130,932
Real Estate Tax Escrow	57,105	—	37,166	42,922	—	77,186	39,209	97,288	370,061	720,938
Due From Investment Properties	—	—	—	—	91	—	—	—	—	91
Prepaid Expenses & Other Assets	72,644	199	83,121	83,986	240,894	84,492	65,354	364,473	3,876,318	4,871,481
Financing & Leasing Fees	113,499	8,865	30,620	33,468	15,433	43,738	26,863	33,450	562,883	868,819

Total Assets	10,409,779	2,602,762	9,103,222	6,447,049	2,331,866	8,039,740	7,956,968	24,127,864	128,191,724	199,210,974

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	8,600,000	2,162,000	7,288,188	5,000,000	1,668,000	4,750,000	5,500,000	16,337,945	89,914,000	141,220,133
Due to Investment Properties	—	—	—	—	—	91	—	—	—	91
Accounts Payable & Accrued Expenses	59,060	5,440	82,175	41,949	12,081	7,841	79,817	211,578	732,428	1,232,371
Advance Rental Payments & Security Deposits	144,011	—	117,773	64,532	16,546	81,660	56,563	235,510	1,553,515	2,270,110
Total Liabilities	8,803,071	2,167,440	7,488,135	5,106,481	1,696,627	4,839,593	5,636,381	16,785,033	92,199,943	144,722,704

Partners’ Capital	1,606,708	435,322	1,615,086	1,340,568	635,239	3,200,148	2,320,587	7,342,830	35,991,781	54,488,270
Total Liabilities and Capital	10,409,779	2,602,762	9,103,222	6,447,049	2,331,866	8,039,740	7,956,968	24,127,864	128,191,724	199,210,974

Partners’ Capital - NERA 50%	803,354	217,661	807,543	670,284	317,620	1,600,074	1,160,293	3,671,415		9,248,245
Partners’ Capital - NERA 40%									14,396,712	14,396,712
										23,644,957

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through April 26, 2010	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—		15
Unsold units with deposits for future sale as of April 26, 2010	—	—	—	—	—					—

Summary financial information for the three months ended March 31, 2010

	Hamilton Essex 81	Hamilton Essex Parking	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total

Revenues
Rental Income	280,848	69,000	269,385	197,261	50,767	207,266	187,227	618,013	2,863,176	4,742,943
Laundry and Sundry Income	4,049	—	463	—	—	—	265	5,360	23,645	33,782
	284,897	69,000	269,848	197,261	50,767	207,266	187,492	623,373	2,886,820	4,776,725

Expenses
Administrative	2,437	(1,174)	9,325	1,461	934	4,537	2,755	11,537	45,507	77,320
Depreciation and Amortization	106,179	1,563	109,825	67,277	24,032	89,594	80,045	244,822	2,540,358	3,263,695
Management Fees	11,678	2,760	11,119	7,962	2,234	8,287	8,081	24,434	61,518	138,073
Operating	40,673	(137)	17,104	104	(173)	283	21,771	108,501	298,100	486,226
Renting	—	—	6,000	135	—	604	1,099	3,404	48,708	59,949
Repairs and Maintenance	40,858	—	12,949	63,812	36,941	108,567	24,533	79,768	160,007	527,435
Taxes and Insurance	48,327	11,874	27,481	31,959	10,525	37,763	24,993	77,387	382,034	652,343
	250,153	14,887	193,804	172,709	74,492	249,635	163,278	549,852	3,536,233	5,205,041
Income Before Other Income	34,744	54,113	76,044	24,552	(23,726)	(42,368)	24,214	73,522	(649,412)	(428,316)

Other Income (Loss)
Interest Income	2	1	11	23	3,230	0	1	3	5	3,274
Interest Income from Note	—	—	—	—	—	—	—	—	—	—
Interest Expense	(125,244)	(15,134)	(127,094)	(71,266)	(24,134)	(66,935)	(78,247)	(213,454)	(1,252,117)	(1,973,625)
Gain on Sale of Real Estate	—	—	—	—		9,478	—	—	—	9,478
Other Income	—	—	—	—	7,721	—	—	2,168	—	9,889
	(125,243)	(15,133)	(127,083)	(71,243)	(13,184)	(57,457)	(78,246)	(211,284)	(1,252,112)	(1,950,984)

Net Income (Loss)	(90,498)	38,980	(51,039)	(46,690)	(36,909)	(99,825)	(54,032)	(137,762)	(1,901,524)	(2,379,300)

Net Loss - NERA 50%	(45,249)	19,490	(25,520)	(23,345)	(18,455)	(49,913)	(27,016)	(68,881)		(238,888)
Net Loss - NERA 40%									(760,610)	(760,610)
										(999,497)

NOTE 15. DISCONTINUED OPERATIONS

The following tables summarize income from discontinued operations for the property held for sale for the three ended March 31, 2011, and 2010:

	March 31,	March 31,
	2011	2010
Total Revenues	$227,900	$231,625
Operating and other expenses	151,151	153,332
Depreciation and amortization	11,360	15,600
	162,511	168,932
Income from discontinued operations	$65,389	$62,693

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2011 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If available acquisitions do not meet the Partnership’s criteria, the Partnership may purchase additional depositary receipts. The Partnership will consider refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

The general real estate market in the Greater Boston area has reached a supportable level. The commercial market vacancy peaked and positive employment will continue to support commercial property cash flows.  The multifamily sector is experiencing improved occupancy and modest revenue increases.  Management is experiencing higher occupancy earlier than expected and continues to believe that limited new multi-family housing and greater demand will result in low single digit vacancy rates and higher rents upon turnover during the next 18 to 36 months. Management believes that the Partnership will benefit from this supply constraint,  free rent and commissions will continue to decline resulting a positive impact on net operating income.  Management is confident that its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future.  Management believes that the continued improvement in the local unemployment rate, general stabilization of housing prices and stability in Massachusetts’s major industries will support a stronger multifamily market for the foreseeable future.

For 2011, the Partnership’s revenues are trending toward higher revenue growth as compared to 2010.  Free rent concessions are less than 2010 and leasing commissions in the urban portfolio should also decline for the remainder of 2011.  Combined, these reductions will offset the unseasonably high snow plow and removal costs impacting this quarter’s results.  If not for these unanticipated costs, operating expenses were well in line with 2010.  As in previous quarters, occupancy continues to remain above the competition.     Management is satisfied with staff efforts to balance tenant retention, curb appeal and the profitability of the properties while mitigating growth in the other expense categories.  Management believes that bottom line growth, excluding depreciation, will surpass 2010 operating performance in its core holdings as well as the joint ventures.

Management anticipates that the purchasing power of the Management Company will continue to buffer large increases in operating expenses.  In 2008, the Partnership financed approximately $65,000,000 of mortgage debt for 15 years at rates less than 6%.  The Partnership has mitigated financing concerns and locked in interest rates to the benefit of the shareholders.  The next significant round of refinancing, approximately $45,000,000, will not occur until 2013 and 2014.  Management anticipates that stability in financial markets will return to the marketplace by 2013.

As Management reviews property performance, it takes into consideration opportunities for property dispositions.  On February 2, 2011, the Partnership was presented an unsolicited offer to sell the Avon Street apartments. The possible disposition of the Avon Street Apartments is one such opportunity where Management believes is an optimum time to dispose of an asset in light of demand for such product, the current interest rate environment and the property’s position in the marketplace.  On March 1, 2011, the Partnership entered into a purchase and sale agreement.  For additional information, see Note 2 to the financial statements.

The Stock Repurchase Program that was initiated in 2007 has purchased 398,320 Depositary Receipts through May 2011 or 29% of the outstanding class A Depositary Receipts.  The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At March 1, 2011, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39.50% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. One of NewReal’s directors, Roberta Ornstein also owns immaterial amounts of the Partnership’s Class A receipts.

On March 31, 2011 the Hamilton Company Charitable Foundation (the “Foundation’) purchased 8,000 Depositary Receipts of the Partnership at a price of $66.75 for a total cost of $534,000.  The Foundation was formed under Sec. 501(c) (3) of the Internal Revenue Code.  There are five trustees of the Foundation, all of whom are family members or associates of Harold Brown.  Neither Harold Brown nor the Foundation’s Trustees have any economic interest in the Foundation.

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

Hamilton accounted for approximately 3.6% of the repair and maintenance expense paid for by the Partnership in the three months ended March 31, 2011 compared to approximately 7% for the three months ended March 31, 2010.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 73% and 76% of the legal services paid for by the Partnership during the three  months ended March 31, 2011 and  2010.

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

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2011 and 2010, Hamilton provided the Partnership approximately $66,000 and $4,000, respectively in construction and architectural services.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people.  In 2011, Hamilton charges the Partnership $31,250 per quarter for bookkeeping and accounting services ($125,000 per year).

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and March 31, 2010

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $2,507,000 during the three months ended March 31, 2011 compared to approximately $2,590,000 for the three months ended March 31, 2010, a decrease of approximately $83,000.

The rental activity is summarized as follows:

	Occupancy Date
	May 3, 2011	April 26, 2010
Residential
Units	2,269	2,269
Vacancies	63	66
Vacancy rate	2.8%	2.9%
Commercial
Total square feet	110,949	110,949
Vacancy	0	163
Vacancy rate	0%	0.1%

	Rental Income (in thousands) Three Months Ended March 31,
	2011		2010
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,403	$8,179	$8,197	$7,969
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$153	$153	$168	$168

Three months ended March 31, 2011 compared to Three Months Ended March 31, 2010:

	Three Months Ended March 31,		Dollar	Percent
	2011	2010	Change	Change
Revenues:
Rental income	$8,178,851	$7,968,844	$210,007	2.6%
Laundry and sundry income	102,043	117,548	(15,505)	(13.1)%
	8,280,894	8,086,392	194,502	2.4%
Expenses
Administrative	425,743	477,941	(52,198)	(10.9)%
Depreciation and amortization	1,353,609	1,363,311	(9,702)	(0.1)%
Management fees	333,350	329,312	4,038	1.2%
Operating	1,458,686	1,230,744	227,942	18.5%
Renting	87,886	65,450	22,436	34.3%
Repairs and maintenance	1,062,141	977,557	84,584	8.7%
Taxes and insurance	1,052,526	1,051,635	891	0.0%
	5,773,941	5,495,950	277,991	5.1%
Income Before Other Income and Discontinued Operations	2,506,953	2,590,442	(83,489)	(3.2)%
Other Income (Loss)
Interest expense	(1,946,709)	(1,997,348)	50,639	2.5%
Interest income	1,226	759	467	61.5%
(Loss) from investment in unconsolidated joint ventures	(454,047)	(999,497)	545,450	(54.6)%
	(2,399,530)	(2,996,086)	596,556	(20.0)%
Income (loss) from Continuing Operations	107,423	(405,644)	513,067	126.4%
Discontinued operations
Income from discontinued operations	65,389	62,693	2,696	4.3%
	65,389	62,693	2,696	4.3%
Net Income (loss)	$172,812	$(342,951)	$515,763	(150.3)%

Rental income from continuing operations for the three months ended March 31, 2011 was approximately $8,179,000, compared to approximately $7,969,000 for the three months ended March 31, 2010, an increase of approximately $210,000(2.6%).  The increase in rental income is due primarily to the decrease in the free rent incentives granted to tenants in 2011.  The amortization of free rent was approximately $63,000 for the three months ended March 31, 2011 compared to approximately $184,000 for the same period in 2010.  In addition the Partnership has seen a decrease in bad debt expense of approximately $68,000 for the three months ended March 31, 2011.  Both of these factors have resulted in an increase in rental income for the three months ended March 31, 2011 compared to the same period in 2010.

Operating expenses from continuing operations for the three months ended March 31, 2011 were approximately $5,774,000 compared to approximately $5,496,000 for the three months ended March 31, 2010, an increase of approximately $278,000 (5.1%). The most significant factors contributing to this increase is an increase in operating expenses of approximately $228,000 (18.5%) due to significant snow removal costs in 2011 compared to 2010, an increase in repairs and maintenance expenses of approximately $86,000 (8.7%) due to repairs at many properties to maintain occupancy, and an increase in renting expenses of approximately $22,000 (34.3%) due to an increase in rental commissions.

These increases are offset by a decrease in depreciation and amortization expense of approximately $9,700 (0.1%) due to 5-10 year property becoming fully depreciated, as well as the suspension of the depreciation of the Avon Street property held for sale; and a decrease in administrative expenses of approximately $52,000 (10.9%) due to professional fees incurred in 2010 in connection with the stock buyback program.

Interest expense for the three months ended March 31, 2011 was approximately $1,947,000 compared to approximately $1,997,000 for the three months ended March 31, 2010, a decrease of approximately $51,000 (2.5%).  This decrease is due to a lower level of debt in 2011 compared to 2010.

At March 31, 2011, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $454,000.  Included in this loss is depreciation and amortization expense of approximately $921,000.  The allocable loss associated with the October 2009 investment in Dexter Park is approximately $259,000 of which approximately $569,000 is depreciation and amortization.

Interest income for the three months ended March 31, 2011 was approximately $1,200 compared to approximately $800 for the three months ended March 31, 2010, an increase of approximately $400. This slight increase is due to an increase in cash available for investment.

In March 2011, the Partnership entered into a purchase and sales agreement to sell the Avon Street Apartments in Malden, Massachusetts. The sale price is $8,750,000 and the gain on the sale will be approximately $7,800,000.  The closing is scheduled for May 2011.  The Partnership is actively searching for an appropriate acquisition that will allow for a tax free exchange and significantly reduce the taxable gain.  The net income from the Avon Street Apartments is approximately $65,000 for the three months ended March 31, 2011 compared to approximately $63,000 for the three months ended March 31, 2010.  The income is included in income from discontinued operations.

On March 25, 2010, the Partnership refinanced the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

As a result of the changes discussed above, net income for the three months ended March 31, 2011 was approximately $173,000 compared to a loss of approximately $343,000 for the three months ended March 31, 2010, an increase in income of approximately $ 516,000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2011 and 2010 was the collection of rents and refinancing of Partnership properties. The majority of cash and cash equivalents of $3,752,296 at March 31, 2011 and $3,245,361 at December 31, 2010 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $506,935 at March 31, 2011 is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$2,115,999	$2,089,940
Cash (used in) investing activities	(452,885)	(15,745)
Cash (used in) provided by financing activities	(235,787)	698,444
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(344,746)
Distributions paid	(920,392)	(926,426)
Net increase in cash and cash equivalents	$506,935	$1,501,467

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to improvements to rental properties in 2011. The decrease in cash provided by financing activities is due to the refinancing of a property in 2010 resulting in an increase in cash.  In 2010, the Partnership repurchased Depositary Receipts in the amount of approximately $345,000; no purchases were made in 2011.

During 2011, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $765,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Olde English Village, Redwood Hills, 62 Boylston Street, School Street, Nashoba, Clovelly and Hamilton Oaks at a cost of approximately $192,000, $171,000, $97,000, $74,000, $41,000, $34,000, $32,000, and $31,000, respectively. The Partnership plans to invest approximately $1,213,000 in capital improvements during the remainder of 2011.

During the three months ended March 31, 2010 the Partnership repurchased 4,521 Class A Depositary Receipts for $275,850, 107 Class B Units for $65,462 and 6 General Partnership Units for $3,444.  The purchase was funded from cash received from the refinancing of Partnership properties in 2010 and 2009.  The Partnership did not repurchase any Depositary Receipts or Units during the three months ended March 31, 2011.

On March 25, 2010, the Partnership refinanced the NERA Brookside Associates, LLC.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.  The Partnership and Joint Ventures do not separately reserve funds for the potential costs of refinancing their maturing mortgages.

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the three months ended March 31, 2011 and 2010 was approximately $70,000 and approximately $108,000, respectively. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park. Dexter Park distributed $240,000 and $250,000 to the Partnership during the three months ended March 31, 1011 and 2010, respectively, and a total of $830,000 in 2010.  Principal payments on the Dexter Park mortgage begin in the fourth quarter of 2011 and will result in a substantial reduction of distributions from Dexter Park.  The Partnership’s share of the principal payments is approximately $440,000 per year.

In February 2011, the Partnership approved a distribution of $7.00 per unit ($0.70 per receipt) payable on March 31, 2011.  In April 2011, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on June 30, 2011.

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

As more fully described in Note 2, the Partnership entered into a purchase and sales agreement to sell the Avon Street Apartments, which will result in cash proceeds to the Partnership of approximately $5,700,000.  These funds may be used to purchase additional properties, depositary receipts or pay down debt. The Partnership is actively searching for an appropriate acquisition that will allow for a tax free exchange and significantly reduce the taxable gain.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of March 31, 2011, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2011, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,386,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

Factors That May Affect Future Results

Certain information contained herein includes forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). While forward looking statements reflect management’s good faith beliefs when those statements are made, caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward-looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2011 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions including snow removal expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $282,870,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages and note payable mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our General Partner as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their reviews, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A.  Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

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
Dated: May 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal	May 12, 2011
Ronald Brown	Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal	May 12, 2011
Harold Brown	Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 12, 2011
Guilliaem Aertsen

/s/ CONRAD DIGREGORIO	Director of the General Partner	May 12, 2011
Conrad DiGregorio

/s/ DAVID ALOISE	Director of the General Partner	May 12, 2011
David Aloise

/s/ ROBERTA ORNSTEIN	Director of the General Partner	May 12, 2011
Roberta Ornstein

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
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