Form 10-Q
period 2011-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2011-08-11
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

(Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2011, there were 105,188 of the registrant’s Class A units (1,051,876 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

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

The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$100,683,709	$92,151,239
Property Held for Sale	—	593,018
Cash and Cash Equivalents	3,992,198	3,245,361
Rents Receivable	558,952	622,944
Real Estate Tax Escrows	310,015	301,853
Prepaid Expenses and Other Assets	3,693,374	3,337,886
Investments in Unconsolidated Joint Ventures	18,542,211	20,076,957
Financing and Leasing Fees	950,224	947,477
Total Assets	$128,730,683	$121,276,735
LIABILITIES AND PARTNERS’ CAPITAL
Notes Payable	$8,667,173	$4,668,600
Mortgage Notes Payable	134,662,239	137,680,660
Accounts Payable and Accrued Expenses	2,221,566	2,440,141
Advance Rental Payments and Security Deposits	3,674,960	3,407,901
Total Liabilities	149,225,938	148,197,302

Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,484 units outstanding in 2011 and 2010	(20,495,255)	(26,920,567)
Total Liabilities and Partners’ Capital	$128,730,683	$121,276,735

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues
Rental income	$8,234,245	$7,896,010	$16,413,095	$15,864,854
Laundry and sundry income	111,398	110,552	213,441	227,900
	8,345,643	8,006,562	16,626,536	16,092,754
Expenses
Administrative	399,845	415,370	825,588	893,311
Depreciation and amortization	1,451,795	1,403,905	2,808,616	2,769,558
Management fees	350,886	332,762	684,236	662,074
Operating	871,037	797,912	2,329,723	2,028,656
Renting	109,450	103,025	197,337	168,475
Repairs and maintenance	1,317,610	1,218,471	2,379,751	2,196,029
Taxes and insurance	1,008,219	1,014,754	2,060,745	2,066,189
	5,508,842	5,286,199	11,285,996	10,784,292
Income Before Other Income and Discontinued Operations	2,836,801	2,720,363	5,340,540	5,308,462
Other Income (loss)
Interest income	1,007	1,754	2,234	2,513
Interest expense	(1,983,117)	(2,015,348)	(3,929,825)	(4,012,697)
(Loss) from investment in unconsolidated joint ventures	(498,198)	(1,019,074)	(952,246)	(2,018,571)
	(2,480,308)	(3,032,668)	(4,879,837)	(6,028,755)
Income (loss) from Continuing Operations	356,493	(312,305)	460,703	(720,293)
Discontinued Operations
Income from discontinue operations	29,035	57,763	97,636	122,890
Gain on the sale of real estate	7,707,757	—	7,707,757	—
	7,736,792	57,763	7,805,393	122,890
Net Income (Loss)	$8,093,285	$(254,542)	$8,266,096	$(597,403)
Income per Unit
Income (loss) before discontinued operations	$2.71	$(2.37)	$3.50	$(5.46)
Income from discontinued operations	58.84	0.44	59.36	0.93
Net Income (Loss) per Unit	$61.55	$(1.93)	$62.86	$(4.53)
Weighted Average Number of Units Outstanding	131,484	131,512	131,484	131,911

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

							Partner’s Capital
	Units						Limited
	Class A	Class B	General Partnership	Subtotal	Treasury Units	Total	Class A	Class B	General Partnership	Total
Balance, January 1, 2010	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,824)
Distribution to Partners	—	—	—	—	—	—	(1,477,454)	(350,895)	(18,468)	(1,846,817)
Stock Buyback	—	—	—	—	862	(862)	(432,920)	(102,591)	(5,400)	(540,911)
Net (Loss)	—	—	—	—	—	—	(477,923)	(113,507)	(5,974)	(597,404)
Balance, June 30, 2010	144,180	34,243	1,802	180,225	48,741	131,484	$(19,457,817)	$(4,617,131)	$(243,007)	$(24,317,955)

Balance January 1, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,628)	$(269,033)	$(26,920,567)
Distribution to Partners	—	—	—	—	—	—	(1,472,626)	(349,749)	(18,408)	(1,840,783)
Net Income	—	—	—	—	—	—	6,612,876	1,570,558	82,661	8,266,095
Balance, June 30, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(16,399,656)	$(3,890,819)	$(204,780)	$(20,495,255)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$8,266,096	$(597,403)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,808,616	2,769,558
Loss from investments in joint ventures	952,246	2,018,571
Depreciation and amortization, discontinued operations	16,471	27,761
Gain on the sale of rental property	(7,707,757)	—
Changes in operating assets and liabilities
Decrease in rents receivable	63,992	274,922
Increase (decrease) in accounts payable and accrued expense	(218,575)	2,626
(Increase) decrease in real estate tax escrow	(8,162)	2,799
(Increase) in prepaid expenses and other assets	(355,486)	(297,295)
Increase (decrease) in advance rental payments and security deposits	267,059	(2,498)
Total Adjustments	(4,181,596)	4,796,444
Net cash provided by operating activities	4,084,500	4,199,041
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	594,425	675,000
Investment in unconsolidated subsidiaries	(11,925)	(25,000)
Purchase and improvement of rental properties	(11,271,717)	(787,727)
Net proceeds from the sale of rental property	8,284,839	—
Net cash (used in) investing activities	(2,404,378)	(137,727)
Cash Flows From Financing Activities
Payment of financing costs	(72,652)	(3,308)
Proceeds of notes payable	3,998,573	904,122
Principal payments of mortgage notes payable	(3,018,422)	(423,664)
Stock buyback	—	(540,911)
Distributions to partners	(1,840,784)	(1,846,817)
Net cash (used in) financing activities	(933,285)	(1,910,578)
Net Increase in Cash and Cash Equivalents	746,837	2,150,736
Cash and Cash Equivalents, at beginning of year	3,245,361	2,879,663
Cash and Cash Equivalents, at end of period	$3,992,198	$5,030,399

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2011or 2010. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At June 30, 2011and December 31, 2010, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates 0.05% to 0.75%.  At June 30, 2011 and December 31, 2010, respectively, approximately $4,954,000, and $4,349,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $43,679 and $32,661for the six months ended June 30, 2011 and 2010, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2011 and 2010 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2011, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2011, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties”.

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2011 with a total of 799 units, accounted for using the equity method of consolidation.

See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2011	December 31, 2010	Useful Life
Land, improvements and parking lots	$27,543,484	$26,110,238	15—40 years
Buildings and improvements	118,915,440	110,106,179	15—40 years
Kitchen cabinets	4,148,300	3,923,029	5—10 years
Carpets	3,671,263	3,404,951	5—10 years
Air conditioning	870,877	857,375	7—10 years
Laundry equipment	335,099	331,002	5—7 years
Elevators	1,139,296	1,086,140	20 years
Swimming pools	155,442	155,442	10 years
Equipment	2,125,077	1,989,645	5—7 years
Motor vehicles	107,792	107,792	5 years
Fences	39,670	33,970	5—10 years
Furniture and fixtures	1,219,206	924,633	5—7 years
Smoke alarms	116,892	97,840	5—7 years
Total fixed assets	160,387,838	149,128,236
Less: Accumulated depreciation	(59,704,129)	(56,976,997)
	$100,683,709	$92,151,239

On May 18, 2011, the Partnership sold Avon Street Apartments, a 66 unit residential apartment complex located at 130 Avon Street, Malden, Massachusetts.  The sales price was $8,750,000, which resulted in a gain of approximately $7,700,000.  The net proceeds of the sale, of approximately $5,444,000 were held by a qualified intermediary in order for the Partnership to structure a tax free exchange in accordance with Section 1031 of the IRS code.  This tax free exchange was completed with the purchase of Battle Green Apartments. See Note 15.

On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts.  The purchase price was $10,000,000.  The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase.  This loan has an interest rate of 6% and is secured by the Partnership’s ownership interest in Battle Green Apartments, LLC.  The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty.  See Note 16 — Subsequent events for information regarding the financing of Battle Green Apartments which occurred in July 2011 and payment of this loan.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total fees paid were approximately $700,000 and $680,000 during the six months ended June 30, 2011 and 2010, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2011 and 2010 approximately $416,000 and $334,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2011 expenses referred to above, approximately $126,000 was for repairs and maintenance and $159,000 was for administrative expense. Approximately $126,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2011, the Hamilton Company received approximately $344,000 from the Investment Properties of which approximately $279,000 was the management fee, approximately $52,000 was for maintenance services and approximately $13,000 was for administrative services. The management fee is equal to 4% of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,242,000 and $1,261,000 for the six months ended June 30, 2011 and 2010, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer.  There were no employer contributions in 2011 and 2010.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the six months ended June 30, 2011, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $410,000 previously discussed.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  During the six months ended June 30, 2011, this individual received $37,500.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the six months ended June 30, 2011 and 2010 was approximately $141,000 and $216,000, respectively.  This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  See Note 16 — Subsequent Events regarding the additional payment of $1,000,000 in August 2011.

As described in Note 2, the Partnership borrowed an additional $3,998,573 from Harold Brown to facilitate the acquisition of Battle Green.  At June 30, 2011 the notes payable to Harold Brown were $8,667,173.  See Note 16 for a description of $4,998,573 repaid in July and August 2011.

See Note 2 and Note 16 regarding the loan from Harold Brown in connection with the purchase of Battle Green Apartments.

NOTE 4. OTHER ASSETS

Approximately $1,837,000 and $1,729,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at June 30, 2011 and December 31, 2010, respectively.

Included in prepaid expenses and other assets at June 30, 2011 and December 31, 2010 is approximately $972,000 and $896,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

Financing and leasing fees of approximately $950,000 and $947,000 are net of accumulated amortization of approximately $574,000 and $541,000 at June 30, 2011 and December 31, 2010, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2011 and December 31, 2010, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2011, the fixed interest rates on these loans ranged from 4.84% to 7.07%, payable in monthly installments aggregating approximately $715,000, including principal, to various dates through 2023. The majority of the mortgages are subject to prepayment penalties.  At June 30, 2011, the weighted average interest rate on the above mortgages was 5.56%. The effective rate of 5.64% includes the amortization expense of deferred financing costs.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2011 are as follows:

2012—current maturities	$985,000
2013	19,861,000
2014	29,424,000
2015	9,066,000
2016	98,000
Thereafter	75,228,000
$134,662,000

The $2,550,000 mortgage secured by the Avon Street Apartments was repaid in full from the proceeds of the sale of Avon Street Apartments on May 18, 2011.

On March 25, 2010, the Partnership refinanced the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

See Note 16 - Subsequent Events for information regarding the financing of Battle Green Apartments.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2011, amounts received for prepaid rents of approximately $1,328,000 are included in cash and cash equivalents, and security deposits of approximately $1,838,000 are included in other assets and are restricted cash.

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

In 2011, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, and September 30, 2011.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 31,
	2011	2010
Income (loss) per Depositary Receipt before Discontinued Operations	$0.35	$(0.54)
Income from Discontinued Operations	5.94	0.09
Net Income (loss) per Depositary Receipt after Discontinued Operations	$6.29	$(0.45)
Distributions per Depositary Receipt	$1.40	$1.40

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2011 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488
48,741

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through June 30, 2011, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.86 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

The Partnership did not purchase any Depositary Receipts during the six months ended June 30, 2011.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2011, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2011 as follows:

Commercial Property Leases
2012	$2,751,000
2013	2,136,000
2014	1,914,000
2015	1,322,000
2016	1,071,000
Thereafter	474,000
$9,668,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $363,000 and $315,000 for the six months ended June 30, 2011 and 2010 respectively.

Rents receivable are net of an allowance for doubtful accounts of approximately $559,000 at June 30, 2011 and $595,000 at December 31, 2010.  Included in rents receivable at June 30, 2011 is approximately $322,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at June 30, 2011 also includes approximately $57,000 representing the deferral of rental concession primarily related to the residential properties.

For the six months ended June 30, 2011 rent at the commercial properties includes approximately $5,600 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2011 and 2010, cash paid for interest was approximately $3,976,000, and $4,076,000, respectively. Cash paid for income taxes was approximately $28,000 and $22,000 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2011 and December 31, 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2011 and December 31, 2010  the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2011 and December 31, 2010, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2011 and December 31, 2010, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2011	$134,662,238	$142,422,841
At December 31, 2010	$137,680,660	$142,896,706
Investment Properties
At June 30, 2011	$140,624,120	$147,913,044

Disclosure about fair value of financial instruments is based on pertinent information available to management as of
June 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable loss was approximately $450,000 greater than statement loss for the year ended December 31, 2010. The cumulative tax basis of the Partnership’s real estate at June 30, 2011 is approximately $10,000,000 less than the statement basis. The primary reason for the lower tax basis is the acquisition of Battle Green in the second quarter of 2011, Linewt and Cypress Street in 2008 utilizing tax free exchanges. The Partnership’s tax basis in its joint venture investments is approximately $1,500,000 greater than statement basis.

Taxable income in 2011 will be approximately $7,700,000 less that book income because the gain on the sale of Avon Street of approximately $7,700,000 is deferred utilizing a tax free exchange in the $10,000,000 acquisition of Battle Green.  Taxable income in future years may be greater than book income due to the reduced depreciation available on the above mentioned tax free exchanges and other reductions in depreciation from prior accelerated depreciation and other timing differences.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes.  These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The Partnership adopted the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes.  As a result of the implementation of the guidance, the Partnership recognized no material adjustments regarding its tax accounting treatment.  The Partnership would recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the six months ended June 30, 2011 and 2010 was approximately $141,000 and $216,000, respectively. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization was approximately $407,000 which at 40% reduced the Partnership’s income by approximately $163,000 per month.  For the year ended December 31, 2010 the total amortization in connection with these leases was approximately $4,073,000, of which the Partnership’s share was approximately $1,629,000.  The intangible asset was fully amortized effective November 2010.  See Note 16 — Subsequent Events regarding the additional payment of $1,000,000 in August 2011 in connection with the loan from HBC Holdings.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of July 25, 2011, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at June 30, 2011. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the

Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC, or the parking lot is $2,162,000 with a variable interest rate of 2.25% over the daily Libor rate (0.186% at June 30, 2011) and is due in August 2011.  Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. In November 2006, the Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  This investment is referred to as Hamilton 1025, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At June 30, 2011, the remaining balance on the mortgage is approximately $16,018,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at June 30, 2011 of approximately $7,099,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information as of June 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	$9,643,573	$2,596,416	$8,437,172	$5,966,525	$1,968,516	$7,425,418	$7,464,615	$22,387,877	$115,685,885	$181,575,997
Cash & Cash Equivalents	27,239	41,041	58,927	473	33,372	10,741	39,368	17,165	810,444	1,038,770
Rent Receivable	19,130	3,050	8,086	11,165	539	5,972	5,591	12,813	249,184	315,528
Real Estate Tax Escrow	88,832		18,847	56,360	—	83,396	43,720	99,613	604,893	995,661
Prepaid Expenses & Other Assets	88,029	1,085	80,137	83,316	199,773	89,568	77,126	494,172	1,179,042	2,292,248
Financing & Leasing Fees	84,509	1,048	20,413	27,185	9,102	35,786	21,903	24,873	488,737	713,555
Total Assets	$9,951,313	$2,642,641	$8,623,582	$6,145,023	$2,211,300	$7,650,881	$7,652,322	$23,036,512	$119,018,186	$186,931,759
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,513,163	$2,162,000	$7,099,329	$5,000,000	$1,668,000	$4,750,000	$5,500,000	$16,017,627	$89,914,000	140,624,120
Accounts Payable & Accrued Expense	67,948	5,495	50,219	48,582	16,738	10,972	80,605	225,151	778,220	1,283,930
Advance Rental Pmts & Security Dep	183,278		128,680	69,315	20,231	84,842	73,317	258,529	1,819,871	2,638,062
Total Liabilities	8,764,390	2,167,495	7,278,229	5,117,897	1,704,969	4,845,814	5,653,922	16,501,306	92,512,091	144,546,112
Partners’ Capital	1,186,923	475,146	1,345,353	1,027,126	506,331	2,805,067	1,998,400	6,535,206	26,506,095	42,385,648
Total Liabilities & Capital	$9,951,313	$2,642,641	$8,623,582	$6,145,023	$2,211,300	$7,650,881	$7,652,322	$23,036,512	$119,018,186	186,931,759
Partners’ Capital — NERA 50%	$593,462	$237,573	$672,677	$513,563	$253,166	$1,402,534	$999,200	$3,267,603		7,939,776
NERA 40%									$10,602,438	10,602,438
										$18,542,214

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through July 25, 2011	—	—	—	127	105	—	—	—	0	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of July 25 , 2011	—	—	—	—	0	—	—	—	—	—

Summary financial information for the six months ended June 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	$566,447	$141,050	$560,462	$401,308	$119,139	$426,205	$393,025	$1,230,819	$5,739,961	$9,578,416
Laundry and Sundry Income	7,202	—	1,228	—				10,788	49,813	69,013
	573,649	141,050	561,690	401,308	119,139	426,205	393,025	1,241,608	5,789,775	9,647,447
Expenses
Administrative	11,270	829	8,981	4,878	1,801	7,584	8,045	15,685	66,499	125,571
Depreciation and Amortization	211,570	3,127	221,293	129,404	44,832	157,214	162,659	481,690	2,847,426	4,259,214
Management Fees	25,101	5,520	22,640	15,907	4,903	16,752	15,904	50,522	123,272	280,521
Operating	65,071		36,031	868	95	219	20,571	210,067	494,144	827,066
Renting	7,180		10,407	7,128	1,075	4,589	1,777	7,051	98,387	137,595
Repairs and Maintenance	55,879	3,050	36,138	149,527	37,908	155,110	44,073	167,241	444,075	1,093,000
Taxes and Insurance	94,238	23,818	47,268	73,559	22,779	78,513	43,552	160,236	606,241	1,150,205
	470,308	36,344	382,758	381,271	113,394	419,981	296,581	1,092,492	4,680,044	7,873,173
Income Before Other Income	103,341	104,706	178,932	20,036	5,744	6,224	96,444	149,116	1,109,730	1,774,274

Other Income (Loss)
Interest Income			25	45	269				3,219	3,558
Interest Expense	(250,249)	(30,688)	(248,522)	(143,397)	(48,582)	(134,521)	(157,575)	(422,124)	(2,536,073)	(3,971,730)
Gain on Sale of Real Estate
Interest income from Note					4,781					4,781
Other Income (Expenses)
	(250,249)	(30,688)	(248,497)	(143,352)	(43,532)	(134,520)	(157,575)	(422,124)	(2,532,854)	(3,963,391)

Net Income (Loss)	$(146,907)	$74,018	$(69,565)	$(123,316)	$(37,788)	$(128,296)	$(61,030)	$(273,008)	$(1,423,124)	(2,189,117)

Net Loss - NERA 50%	$(73,454)	$37,009	$(34,783)	$(61,658)	$(18,894)	$(64,148)	$(30,565)	$(136,504)		(382,997)
NERA 40%									$(569,250)	(569,250)
										$(952,246)

Summary financial information for the three months ended June 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	$277,595	$72,050	$278,692	$203,017	$61,849	$211,266	$200,020	$617,257	$2,847,881	$4,769,626
Laundry and Sundry Income	3,264		600					4,698	24,223	32,785
	280,859	72,050	279,292	203,017	61,849	211,266	200,020	621,955	2,872,104	4,802,410
Expenses
Administrative	6,472	448	4,608	2,837	893	4,512	1,522	4,979	34,143	60,413
Depreciation and Amortization	105,872	1,563	110,706	65,193	22,416	79,079	82,205	241,739	1,424,349	2,133,121
Management Fees	12,603	2,760	11,541	8,028	2,471	8,507	8,009	24,965	60,459	139,344
Operating	26,655		12,955	250	51	169	(1,904)	85,909	210,837	334,922
Renting	2,080		4,407	3,669	1,075	3,663	524	3,833	43,661	62,913
Repairs and Maintenance	29,217	3,050	22,350	72,274	23,078	91,589	23,074	95,414	279,864	639,909
Taxes and Insurance	47,052	11,910	23,609	36,963	11,414	39,411	21,718	79,355	319,801	591,233
	229,952	19,731	190,176	189,214	61,398	226,930	135,147	536,193	2,373,114	3,961,855
Income Before Other Income	50,907	52,319	89,115	13,803	451	(15,664)	64,873	85,762	498,990	840,556

Other Income (Loss)
Interest Income			13	23	128					164
Interest Expense	(125,645)	(15,242)	(123,947)	(72,124)	(24,432)	(67,642)	(79,286)	(211,960)	(1,274,191)	(1,994,467)
Gain on Sale of Real Estate
Interest income from Note					2,310					2,310
Other Income (Expenses)
	(125,645)	(15,242)	(123,934)	(72,101)	(21,994)	(67,642)	(79,285)	(211,906)	(1,274,191)	(1,991,994)

Net Income (Loss)	$(74,738)	$37,077	$(34,819)	$(58,298)	$(21,543)	$(83,306)	$(14,412)	$(126,198)	$(775,201)	(1,151,438)

Net Loss - NERA 50%	$(37,369)	$18,538	$(17,409)	$(29,149)	$(10,772)	$(41,653)	$(7,206)	$(63,099)		(188,119)
NERA 40%									$(310,080)	(310,080)
										$498,199

Summary financial information as of June 30, 2010

	Hamilton Essex 81	Hamilton Essex Parking	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	$10,021,631	2,576,552	8,841,772	6,206,631	2,048,679	7,743,968	7,706,619	23,294,573	121,100,206	189,540,630
Cash & Cash Equivalents	2,630	40,037	1,433	5,676	23,381	1,016	50,165	100,765	649,943	875,046
Rent Receivable	30,748	—	14,371	9,232	1,731	3,664	3,792	14,223	154,871	232,633
Real Estate Tax Escrow	67,262	—	18,929	50,556	—	78,948	33,480	97,753	381,920	728,847
Prepaid Expenses & Other Assets	85,714	—	91,827	96,763	233,502	86,797	68,650	387,322	2,637,834	3,688,408
Financing & Leasing Fees	107,701	7,302	28,579	32,211	14,167	42,147	25,871	31,734	548,053	837,766

Total Assets	$10,315,687	2,623,891	8,996,909	6,401,069	2,321,459	7,956,541	7,888,577	23,926,371	125,472,827	195,903,331

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	$8,600,000	2,162,000	7,251,704	5,000,000	1,668,000	4,750,000	5,500,000	16,275,058	89,914,000	141,120,762
Accounts Payable& Accrued Exp	54,748	5,853	73,038	44,985	15,775	9,437	73,758	204,957	762,024	1,244,574
Advance Rental Payments & Security Deposits	164,643	—	149,341	61,992	20,143	79,758	65,760	241,928	1,504,128	2,287,693
Total Liabilities	8,819,391	2,167,853	7,474,083	5,106,977	1,703,918	4,839,196	5,639,517	16,721,944	92,180,152	144,653,029
Partners’ Capital	1,496,296	456,039	1,522,826	1,294,093	617,541	3,117,345	2,249,060	7,204,427	33,292,675	51,250,301
Total Liabilities and Capital	$10,315,687	2,623,891	8,996,909	6,401,069	2,321,459	7,956,541	7,888,577	23,926,371	125,472,827	195,903,331
Partners’ Capital NERA 50%	$748,148	228,020	761,413	647,047	308,771	1,558,673	1,124,530	3,602,214		8,978,815
NERA 40%									13,317,070	13,317,070
										22,295,886

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through July 26, 2010	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—		15
Unsold units with deposits for future sale as of July 26, 2010	—	—	—	—	—	—	—	—	—	—

Summary financial information for the six months ended June 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	567,486	138,000	551,869	398,369	106,940	418,116	381,019	1,223,349	5,622,380	9,407,527
Laundry and Sundry Income	7,827	—	702	—	—	—	265	10,656	48,784	68,233
	575,312	138,000	552,570	398,369	106,940	418,116	381,284	1,234,005	5,671,164	9,475,760
Expenses
Administrative	7,723	(166)	18,772	3,685	2,580	8,076	5,362	21,790	76,085	143,906
Depreciation and Amortization	213,002	3,127	219,651	134,840	48,064	179,067	160,258	490,917	5,091,729	6,540,654
Management Fees	24,175	5,520	23,422	15,735	4,682	16,560	15,944	49,048	120,505	275,589
Operating	71,442	(137)	30,631	947	(138)	313	36,097	181,155	490,850	811,160
Renting	10,413	—	35,100	2,968	200	2,043	1,892	8,967	123,286	184,869
Repairs and Maintenance	68,035	—	29,173	126,667	50,129	219,270	39,419	172,544	379,873	1,085,110
Taxes and Insurance	94,361	24,244	50,567	63,423	21,524	75,265	50,500	159,532	766,817	1,306,233
	489,152	32,587	407,316	348,264	127,041	500,593	309,472	1,083,953	7,049,145	10,347,522
Income Before Other Income	86,161	105,413	145,255	50,106	(20,101)	(82,477)	71,812	150,052	(1,137,981)	(871,762)

Other Income (Loss)
Interest Income	2	1	23	45	6,310	—	2	4	5	6,396
Interest Expense	(251,848)	(30,943)	(253,576)	(143,317)	(48,538)	(134,628)	(157,375)	(428,388)	(2,522,654)	(3,971,267)
Gain on Sale of Real Estate	—	—	—	—	—	9,478	—	—	—	9,478
Other Income (Expenses)	—	—	—	—	7,721	—	—	2,168	—	9,889
	(251,846)	(30,942)	(253,554)	(143,272)	(34,507)	(125,150)	(157,373)	(426,216)	(2,522,649)	(3,945,507)

Net Income (Loss)	(165,686)	74,471	(108,299)	(93,166)	(54,608)	(207,627)	(85,561)	(276,164)	(3,900,630)	(4,817,270)

Net Loss - NERA 50%	(82,843)	37,236	(54,149)	(46,583)	(27,304)	(103,813)	(42,781)	(138,082)		(458,320)
NERA 40%									(1,560,252)	(1,560,252)
										(2,018,572)

Summary financial information for the three months ended June 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total

Revenues
Rental Income	286,638	69,000	282,484	201,108	56,173	210,849	193,792	605,336	2,759,204	4,664,584
Laundry and Sundry Income	3,777	—	238	—	—	—	—	5,296	25,139	34,451
	290,415	69,000	282,722	201,108	56,173	210,849	193,792	610,632	2,784,344	4,699,035

Expenses
Administrative	5,286	1,007	9,447	2,224	1,646	3,539	2,607	10,254	30,577	66,586
Depreciation and Amortization	106,823	1,563	109,826	67,564	24,032	89,473	80,213	246,095	2,551,371	3,276,959
Management Fees	12,497	2,760	12,303	7,773	2,448	8,272	7,863	24,614	58,987	137,517
Operating	30,769	—	13,527	843	35	30	14,326	72,654	192,751	324,934
Renting	10,413	—	29,100	2,833	200	1,439	794	5,564	74,578	124,920
Repairs and Maintenance	27,177	—	16,224	62,855	13,188	110,703	14,885	92,776	219,866	557,675
Taxes and Insurance	46,034	12,370	23,085	31,464	10,999	37,502	25,507	82,146	384,783	653,890
	238,999	17,701	213,512	175,555	52,548	250,958	146,195	534,102	3,512,912	5,142,482
Income Before Other Income	51,416	51,299	69,210	25,553	3,625	(40,109)	47,597	76,530	(728,568)	(443,447)

Other Income (Loss)
Interest Income	1	1	12	22	3,080	—	1	1	—	3,119
Interest Expense	(126,604)	(15,809)	(126,482)	(72,051)	(24,404)	(67,693)	(79,127)	(214,934)	(1,270,537)	(1,997,642)
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(126,603)	(15,808)	(126,470)	(72,029)	(21,324)	(67,693)	(79,127)	(214,932)	(1,270,537)	(1,994,523)

Net Income (Loss)	(75,187)	35,491	(57,260)	(46,476)	(17,699)	(107,802)	(31,529)	(138,402)	(1,999,106)	(2,437,970)

P&L- NERA 50%	(37,594)	17,746	(28,630)	(23,238)	(8,849)	(53,901)	(15,765)	(69,201)		(219,432)
P&L- NERA 40%									(799,642)	(799,642)
										(1,019,075)

Future annual mortgage maturities at June 30, 2011 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	Franklin Street	1025 Hamilton	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park Towers
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
June 30, 2012	116,690	2,162,000	163,228	35,232		20,668	33,648	268,792	789,756	3,590,014
June 30, 2013	122,083		174,853	63,301	1,668,000	64,350	69,329	285,743	1,240,873	3,688,532
June 30, 2014	129,342		6,761,248	67,037		68,027	73,421	301,117	1,311,782	8,711,975
June 30, 2015	137,033			70,994		71,915	77,755	15,161,974	1,386,742	16,906,414
June 30, 2016	8,008,015			74,427		76,024	81,510		1,465,987	9,705,962
Thereafter				4,689,009		4,449,016	5,164,336		83,718,860	98,021,222
	8,513,163	2,162,000	7,099,329	5,000,000	1,668,000	4,750,000	5,500,000	16,017,627	89,914,000	140,624,120

NOTE 15. DISCONTINUED OPERATIONS

The following tables summarize income from discontinued operations for the Avon Street Apartments property sold in May 2011:

	June 30,	June 30,
	2011	2010
Total Revenues	$349,558	$455,292
Operating and other expenses	235,450	304,641
Depreciation and amortization	16,472	27,761
	251,922	332,402
Income from discontinued operations	$97,636	$122,890

Gain on the sale of Avon Street:
Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(448,208)
Gain on the sale of real estate	$7,707,757

NOTE 16. SUBSEQUENT EVENTS

On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule.  Deferred financing costs associated with this mortgage totaled approximately $90,000 and accordingly the effective interest rate is 5.07%.  After payment of the existing loan of $3,998,573 described in Note 2, approximately $1,000,000 was received by the Partnership.

On August 1, 2011 the Partnership elected to pay an additional $1,000,000 on the $7,168,000 note described in Note 3  to reduce the outstanding loan balance to $3,668,600.

NOTE 17. RECENTLY ISSUED ACCOUNTING STANDARDS

None applicable.

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

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If available acquisitions do not meet the Partnership’s criteria, the Partnership may purchase additional depositary receipts. The Partnership will consider the sale or refinancing of existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

The general real estate market in the Greater Boston area has stabilized.  Positive employment will continue to support commercial property cash flows as employers seek additional space.  The multifamily sector has experienced improved occupancy and modest revenue increases are now being seen across all sectors.  The properties have experienced higher occupancy earlier than management expected and management continues to believe that limited new multi-family housing and greater demand will result in low single digit vacancy rates and higher rents upon turnover during the next 18 to 36 months. Management is confident that the Partnership will benefit from this supply constraint and has already seen the elimination of free rent and commissions during this busy leasing season impacting net operating income now and the next few quarters.  Management is confident that its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future.  Management believes that the continued improvement in the local unemployment rate, general stabilization of housing prices and stability in Massachusetts’s major industries will support a stronger multifamily market for the foreseeable future.  The impact of the federal debt reduction on Massachusetts major industries is unpredictable.  The impact of the federal debt reduction on Massachusetts’ major industries is unpredictable.

For 2011, the Partnership’s revenues are trending toward higher revenue growth as compared to 2010.  Free rent concessions are less than 2010 and leasing commissions in the urban portfolio have also shown declines.  Combined, these reductions will offset the unseasonably high snow plow and removal costs impacting this period’s results.  If not for these unanticipated costs, operating expenses were well in line with 2010.  As in previous quarters, occupancy continues to remain above the competition.  Management is satisfied with staff efforts to balance tenant retention, curb appeal and the profitability of the properties while mitigating growth in the other expense categories.  Management believes that bottom line growth, excluding depreciation, will surpass 2010 operating performance in its core holdings as well as the joint ventures.

Management anticipates that the purchasing power of the Management Company will continue to buffer large increases in operating expenses.  In 2008, the Partnership financed approximately $65,000,000 of mortgage debt for 15 years at rates less than 6%.  The Partnership has mitigated financing concerns and locked in interest rates to the benefit of the shareholders.  The next significant round of refinancing, approximately $50,000,000, will not occur until 2013 and 2014.  Management continues to monitor the existing debt markets and review them in contrast to the 2013/2014 mortgage maturities within the portfolio.  The new 15 year mortgage on Battle Green has an effective interest rate of 5.07%.

As Management reviews property performance, it takes into consideration opportunities for property acquisitions and dispositions. The Partnership recently sold the Avon Street Apartments and purchased Battle Green.  For additional information, see Note 2 and Note 16 to the financial statements.

The Stock Repurchase Program that was initiated in 2007 has purchased 398,320 Depositary Receipts through June 2011 or 29% of the outstanding class A Depositary Receipts.  There have been no repurchases under the Stock Repurchase Program in 2011. The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At June 30, 2011, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39.50% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. One of NewReal’s directors, Roberta Ornstein also owns immaterial amounts of the Partnership’s Class A receipts.

On March 31, 2011 the Hamilton Company Charitable Foundation (the “Foundation”) purchased 8,000 Depositary Receipts of the Partnership at a price of $66.75 for a total cost of $534,000.  The Foundation was formed under Sec. 501© (3) of the Internal Revenue Code.  There are five trustees of the Foundation, all of whom are family members or associates of Harold Brown.  Neither Harold Brown nor the Foundation’s Trustees have any economic interest in the Foundation.

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

Hamilton accounted for approximately 5% of the repair and maintenance expense paid for by the Partnership in the six months ended June 30, 2011 compared to approximately 7% for the six months ended June 30, 2010.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 68% and 75% of the legal services paid for by the Partnership during the six months ended June 30, 2011 and 2010, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2011 and 2010, Hamilton provided the Partnership approximately $35,000 and $11,000, respectively, in construction and architectural services.

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

Investments in Partnerships:  The Partnership accounts for its 40%-50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures and subsequently adjusted for the Partnership’s share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and June 30, 2010

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $2,837,000 during the three months ended June 30, 2011 compared to approximately $2,721,000 for the three months ended June 30, 2010, an increase of approximately $116,000.

The rental activity is summarized as follows:

	Occupancy Date
	July 25, 2011	July 26, 2010
Residential
Units	2,270	2,288
Vacancies	53	109
Vacancy rate	2.3%	4.9%
Commercial
Total square feet	110,949	110,949
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2011		2010
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,353	$8,234	$8,116	$7,896
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$180	$180	$147	$147

Comparison of the three months ended June 30, 2011 compared to three months ended June 30, 2010:

	Three Months Ended June 30,		Dollar	Percent
	2011	2010	Change	Change
Revenues:
Rental income	$8,234,245	$7,896,010	$338,235	4.2%
Laundry and sundry income	111,398	110,552	846	—
	8,345,643	8,006,562	339,081	4.2%
Expenses
Administrative	399,845	415,370	(15,525)	(3.7)%
Depreciation and amortization	1,451,795	1,403,905	47,890	3.4%
Management fees	350,886	332,762	18,124	5.4%
Operating	871,037	797,912	73,125	9.2%
Renting	109,450	103,025	6,425	6.2%
Repairs and maintenance	1,317,610	1,218,471	99,139	8.1%
Taxes and insurance	1,008,219	1,014,754	(6,535)	(0.6)%
	5,508,842	5,286,199	222,643	4.2%
Income Before Other Income and Discontinued Operations	2,836,801	2,720,363	116,438	4.3%
Other Income (Loss)
Interest income	1,007	1,754	(747)	(42.6)%
Interest expense	(1,983,117)	(2,015,348)	32,231	(1.6)%
(Loss) from investment in unconsolidated joint ventures	(498,198)	(1,019,074)	520,876	(51.1)%
	(2,480,308)	(3,032,668)	552,360	(18.2)%
Income (loss) from Continuing Operations	356,493	(312,305)	668,798	214.1%
Discontinued operations
Gain on the sale of real estate from discontinued operations	7,707,757	—	7,707,757	N/A
Income from discontinued operations	29,035	57,763	(28,728)	(49.7)%
	7,736,792	57,763	7,679,029	13294.0%
Net Income (loss)	$8,093,285	$(254,452)	$8,347,737	3280.6%

Rental income from continuing operations for the three months June 30, 2011 was approximately $8,234,000, compared to approximately $7,896,000 for the three months ended June 31, 2010, an increase of approximately $338,000 (4.2%).  The increase in rental income is due to the decrease in the free rent incentives granted to tenants in 2010.  The amortization of free rent was approximately $122,000 for the three months ended June 30, 2010; and approximately $91,000 during the three months ended June 30, 2011.  In addition the Partnership has seen bad debt expense of approximately $70,000 for the three months ended June 30, 2011, compared to approximately $94,000 for the three months ended June 30, 2010, a decrease of approximately $24,000.  Both of these factors have resulted in an increase in rental income for the three months ended June 30, 2011 compared to the same period in 2010.

Operating expenses from continuing operations for the three months ended June 30, 2011 were approximately $5,509,000 compared with approximately $5,286,000 for the three months ended June 30, 2010, an increase of approximately $223,000 (4.2%). The most significant factors contributing to this increase is an increase in repairs and maintenance expenses of approximately $99,000 (8.1%) due to significant repairs and refurbishments at properties to maintain occupancy levels; an increase in operating expenses of approximately $73,000 (9.2%) due to the increase in utilities and snow removal costs in 2011 compared to 2010;  an increase in the management fees of approximately $18,000 (5.4%) due to the increase in rental income, and an increase in depreciation and amortization expense due to the acquisition of the Battle Green Apartments in June 2011 and other improvements.

These increases are offset by a decrease in administrative expenses of approximately $15,000 (3.7%) due to professional fees incurred in 2010 in connection with the stock buyback program as well as a decrease in taxes and insurance of approximately $6,500(0.6%) due to filings fees incurred in 2010 and a decrease in insurance premiums.

Interest expense for the three months ended June 30, 2011 was approximately $1,983,000 compared to approximately $2,015,000 for the three months ended June 30, 2010, a decrease of approximately $32,000 (1.6%).  This decrease is due to a lower average level of debt outstanding in 2011 compared to 2010 specifically the reduction in the notes payable.

At June 30, 2011, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $498,000 for the three months ended June 30, 2011 compared to approximately $1,019,000 for the three months ended June 30, 2010, a decrease of approximately $521,000 (51.1%).  Included in this loss is depreciation and amortization expense of approximately $924,000.  The Partnership’s portion of the loss associated with the October 2009 investment in Dexter Park is approximately $310,000 of which approximately $570,000 is depreciation and amortization.

Interest income for the three months ended June 30, 2011 was approximately $1,000 compared to approximately $1,800 for the three months ended June 30, 2010, a decrease of approximately $800. This slight decrease is due to an increase in cash available for investment

On May 18, 2011, the Partnership sold Avon Street Apartments, a 66 unit residential apartment complex located at 130 Avon Street, Malden, Massachusetts.  The sales price was $8,750,000, which resulted in a gain of approximately $7,700,000.  The proceeds of the sale of approximately $5,444,000 were held by a qualified intermediary in order for the Partnership to structure a tax free exchange in accordance with Section 1031 of the IRS code.  This tax free exchange was completed with the purchase of Battle Green Apartments.

On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts.  The purchase price was $10,000,000.  The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase.  This loan has an interest rate of 6% interest only and is secured by the Partnership’s ownership interest in Battle Green Apartments, LLC.  The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty.  See Note 16 — Subsequent events for information regarding the financing of Battle Green Apartments which occurred in July 2011.

As a result of the changes discussed above, net income for the three months ended June 30, 2011 was approximately $8,093,000 compared to a loss of approximately $255,000 for the three months ended June 30, 2010, an increase in income of approximately $8,348,000.

Comparison of the six months ended June 30, 2011 compared to six months ended June 30, 2010

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of $5,340,540 for the six months ended June 30, 2011, compared to $5,308,462 for the six months ended June 30, 2010, an increase of $32,078 (0.6%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Dollar	Percent
	2011	2010	Change	Change
Revenues:
Rental income	$16,413,095	$15,864,854	548,241	3.4%
Laundry and sundry income	213,441	227,900	(14,459)	(6.3)%
	16,626,536	16,092,754	533,782	3.3%
Expenses
Administrative	825,588	893,311	(67,723)	(7.6)%
Depreciation and amortization	2,808,616	2,769,558	39,058	1.4%
Management fees	684,236	662,074	22,162	3.3%
Operating	2,329,723	2,028,656	301,067	14.8%
Renting	197,337	168,475	28,862	17.1%
Repairs and maintenance	2,379,751	2,196,029	183,722	8.4%
Taxes and insurance	2,060,745	2,066,189	(5,444)	(0.3)%
	11,285,996	10,784,292	501,704	4.7%
Income Before Other Income and Discontinued Operations	5,340,540	5,308,462	32,078	0.6%
Other Income (Loss)
Interest income	2,234	2,513	279	(11.1)%
Interest expense	(3,929,825)	(40,12,697)	82,872	(2.1)%
(Loss) from investment in unconsolidated joint ventures	(952,246)	(2,018,571)	1,066,325	(52.8)%
	(4,879,837)	(6,028,755)	1,148,918	(19.1)%
Income (loss) from Continuing Operations	460,703	(720,293)	1,180,996	(163.9)%
Discontinued Operations:
Income from discontinued operations	97,636	122,890	(25,254)	(20.5)%
Gain on sale of real estate from discontinued operations	7,707,757	—	7,707,757	N/A
	7,805,393	122,890	7,682,503	6251.5%
Net (loss) income	$8,266,096	$(597,403)	$8,863,499	(1483.7)%

Rental income from continuing operations for the six months ended June 30, 2011 was approximately $16,413,000 compared to approximately $15,865,000 for the six months ended June 30, 2010, an increase of approximately $548,000 (3.4%). This increase in rental income is due to the amortization of approximately $176,000  2011 compared to $306,000 in 2010 in connection with the free rent granted to tenants, as well rental income of approximately $76,000 from the new acquisition of Battle Green Apartments in June 2011.  In addition, the following properties experienced rental income increases:  62 Boylston Street, Hamilton Oaks, River Drive, 140 North Beacon Street, 1144 Commonwealth Avenue and 659 Worcester Road with increases of approximately $41,000, $40,000, $10,000, $9,000, $9,000 and $8,000 respectively.  These increases are offset by a decrease of approximately $107,000 due to the sale of Avon Street in May 2011, as well as decreases in rental income at the Olde English of approximately $20,000, a decrease at Westgate Woburn of approximately $16,000, and a decrease at School Street of approximately $7,000.

Expenses from continuing operations for the six months ended June 30, 2011 were approximately $11,286,000 compared to approximately $10,784,000 for the six months ended June 30, 2010, an increase of approximately $502,000 (4.7%). The most significant factor contributing to this increase was an increase in operating expenses of approximately $301,000 (14.8%); an increase in repairs and maintenance expenses of approximately $184,000 (8.4%); an increase in depreciation and amortization of approximately $39,000 (1.4%); an increase in renting expenses of approximately $29,000 (17.1%) and an increase in the management fee of approximately $22,000 (3.3%).  The reasons for these changes are discussed in the section for the results for the three months ended June 30, 2011.

These increases in expenses are offset by a decrease in administrative expenses of approximately $68,000 (7.6%).  Interest expense decreased approximately $83,000 (2.1%) due to a lower average level of debt in 2011 compared to 2010.

At June 30, 2011, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $952,000 for the six months ended June 30, 2011 compared to a loss of approximately $2,019,000 for the six months ended June 30, 2010, a decrease of approximately $1,067,000.  Included in the loss during the six months ended June 30, 2011 is depreciation and amortization of approximately $1,845,000.

As discussed in Note 14 to the Consolidated Financial Statements, the Partnership acquired Dexter Park in October 2009.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible asset associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization was approximately $407,000 which at 40% reduced the Partnership’s income by approximately $163,000 per month. For the six months ended June 30, 2010 the total amortization in connection with these leases is approximately $2,442,000, of which the Partnership’s share was approximately $976,000.  For the six months ended June 30, 2011, there was no amortization expense on the intangible asset which resulted in higher net income.  Interest income for the six months ended June 30, 2011 was approximately $2,200 compared to approximately $2,500 for the six months ended June 30, 2010, a decrease of approximately $300 (11%).

On March 25, 2010, the Partnership financed the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

As a result of the changes discussed above, net income for the six months ended June 30, 2011 was $8,266,096 including a gain of approximately $7,700,000 from the sale of Avon Street described above compared to net loss of $597,403 for six months ended June 30, 2010, a change of $8,863,499 (1483.7%)

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2011 and 2010 was the collection of rents and refinancing and sales of Partnership properties. In 2011, the Partnership also borrowed $3,998,573 from Harold Brown in connection with the acquisition of the Battle Green Apartments as further described in Note 2 to the Consolidated Financial Statements. The majority of cash and cash equivalents of $3,992,198 at June 30, 2011 and $3,245,361 at December 31, 2010 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $746,837 at June 30, 2011 is summarized as follows:

	Six Months Ended June 30,
	2011	2010
Cash provided by operating activities	$4,084,500	$4,199,041
Cash (used in) investing activities	(2,404,378)	(137,727)
Cash provided by financing activities	907,499	477,150
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(540,911)
Distributions paid	(1,840,784)	(1,846,817)
Net increase in cash and cash equivalents	$746,837	$2,150,736

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to acquisition and improvements to rental properties less proceeds from sales. The increase in cash provided by financing activities is due to refinancing of properties and other borrowing in 2010 resulting in an increase in cash.  In 2010, the Partnership repurchased Depositary Receipts in the amount of approximately $541,000; no purchases were made in 2011.

On May 18, 2011, the Partnership sold Avon Street Apartments, a 66 unit residential apartment complex located at 130 Avon Street, Malden, Massachusetts.  The sales price was $8,750,000, which resulted in a gain of approximately $7,700,000.  The proceeds of the sale, of approximately $5,444,000 were held by a qualified intermediary in order for the Partnership to structure a tax free exchange in accordance with Section 1031 of the IRS code.  This tax free exchange was completed with the purchase of Battle Green Apartments.

On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts.  The purchase price was $10,000,000.  The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase.  This loan has an interest rate of 6% interest only and is secured by the Partnership’s ownership interest in Battle Green Apartments, LLC.  The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty.  See Note 16 — Subsequent events for information regarding the refinancing of Battle Green Apartments which occurred in July 2011.

During 2011, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $1,454,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Olde English Village, Redwood Hills, Clovelly, 62 Boylston Street, Nashoba and Hamilton Oaks at a cost of approximately $324,000, $197,000, $162,000, $133,000, $126,000, $100,000, and $74,000, respectively. The Partnership plans to invest approximately $475,000 in capital improvements during the remainder of 2011.

During the six months ended June 30, 2010 the Partnership repurchased 6,896 Class A Depositary Receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership Units for $5,400.  The purchase was funded from cash received from the refinancing of Partnership properties in 2010 and 2009.  The Partnership did not repurchase any Depositary Receipts or Units during the six months ended June 30, 2011.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the six months ended June 30, 2011 and 2010 was approximately $141,000 and approximately $216,000, respectively. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park. Dexter Park distributed $450,000 and $530,000 the Partnership during the six months ended June 30, 2011 and 2010, respectively.  Monthly principal payments of approximately $100,000 on the Dexter Park mortgage begin in November 2011 which will result in a substantial reduction of distributions to the Partnership from Dexter Park.  The Partnership’s share of the principal payments is approximately $440,000 per year.

In 2011, the Partnership approved distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, and September 30, 2011.

The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations, pay distributions, make required debt payments and finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of June 30, 2011, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these joint ventures and therefore we account for them using the equity method of consolidation. At June 30, 2011, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,320,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

See Note 5 and Note 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

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

The residential real estate market in the Greater Boston area has stabilized and the Partnership anticipates the climate will remain the same in the foreseeable future. This may result in increases in vacancy rates and/or a reduction in rents. The Partnership believes its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, and to finance current planned improvements to its properties and continue dividend payments in the foreseeable future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $283,953,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages and note payable mature through 2023. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

Market risk is defined as the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and stock prices.  The primary market risk to the Partnership is exposure to interest rate risk.  Changes in the general level of interest rates in the financial markets may affect the cost of funds and in turn may impact the Partnerships’ ability to make distributions to its investors.

Approximately $194 million of the Partnership’s long term debt at June 30, 2011 bears interest at fixed rates and therefore the fair value of these investments is affected by the changes in market interest rates.  As of June 30, 2011, the Partnership has approximately $2,000,000 in variable rate debt.  An increase or decrease in market interest rates of one percentage point would result in a change in interest expense of approximately $20,000 per year.

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

None

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

Dated: August 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN	President and Director of the General Partner (Principal	August 11, 2011
Ronald Brown	Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal	August 11, 2011
Harold Brown	Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 11, 2011
Guilliaem Aertsen

/s/ CONRAD DIGREGORIO	Director of the General Partner	August 11, 2011
Conrad DiGregorio

/s/ DAVID ALOISE	Director of the General Partner	August 11, 2011
David Aloise

/s/ ROBERTA ORNSTEIN	Director of the General Partner	August 11, 2011
Roberta Ornstein

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Purchase and Sale Agreement Dated May 20, 2011 (filed as Exhibit 1 to the Partnership’s Current Report on Form 8-K filed with the SEC on May 26, 2011 and incorporated herein by reference).
10.2

Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on June 7, 2011 and incorporated herein by reference).

10.3

Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on June 7, 2011 and incorporated herein by reference).

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

101.1

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.