Form 10-Q
period 2011-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2011-11-14
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-31568

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2011, there were 105,188 of the registrant’s Class A units (1,051,876 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

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

The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$99,765,035	$92,151,239
Property Held for Sale	—	593,018
Cash and Cash Equivalents	4,316,353	3,245,361
Rents Receivable	647,974	622,944
Real Estate Tax Escrows	392,852	301,853
Prepaid Expenses and Other Assets	3,846,623	3,337,886
Investments in Unconsolidated Joint Ventures	17,783,583	20,076,957
Financing and Leasing Fees	950,449	947,477
Total Assets	$127,702,869	$121,276,735
LIABILITIES AND PARTNERS’ CAPITAL
Notes Payable	$3,668,600	$4,668,600
Mortgage Notes Payable	139,417,037	137,680,660
Accounts Payable and Accrued Expenses	2,115,834	2,440,141
Advance Rental Payments and Security Deposits	3,460,121	3,407,901
Total Liabilities	148,661,592	148,197,302
Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,484 units outstanding in 2011 and 2010	(20,958,723)	(26,920,567)
Total Liabilities and Partners’ Capital	$127,702,869	$121,276,735

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Rental income	$8,543,908	$7,902,310	$24,957,004	$23,767,164
Laundry and sundry income	104,618	100,396	318,059	328,996
	8,648,526	8,002,706	25,275,063	24,096,160
Expenses
Administrative	411,836	394,735	1,237,424	1,288,046
Depreciation and amortization	1,603,529	1,475,936	4,412,144	4,245,494
Management fees	347,833	332,580	1,032,069	994,654
Operating	774,998	771,397	3,104,722	2,800,054
Renting	63,482	201,883	260,819	370,358
Repairs and maintenance	1,421,084	1,460,994	3,800,836	3,657,021
Taxes and insurance	1,042,470	1,016,862	3,103,215	3,083,751
	5,665,232	5,654,387	16,951,229	16,439,378
Income Before Other Income and Discontinued Operations	2,983,294	2,348,319	8,323,834	7,656,782
Other Income (loss)
Interest income	895	1,898	3,129	4,411
Interest expense	(2,033,082)	(2,032,278)	(5,962,907)	(6,044,974)
(Loss) from investment in unconsolidated joint ventures	(491,128)	(1,151,355)	(1,443,374)	(3,169,926)
	(2,523,315)	(3,181,735)	(7,403,152)	(9,210,489)
Income (loss) from Continuing Operations	459,979	(833,416)	920,682	(1,553,707)
Discontinued Operations
Income (loss) from discontinue operations	(2,245)	51,925	95,390	174,811
Gain (loss) on the sale of real estate	(808)	—	7,706,948	—
	(3,053)	51,925	7,802,338	174,811
Net Income(Loss)	$456,926	$(781,491)	$8,723,020	$(1,378,896)
Income per Unit
Income (loss) before discontinued operations	$3.50	$(6.33)	$7.00	$(11.79)
Income (loss) from discontinued operations	(0.02)	0.39	59.34	1.33
Net Income (Loss) per Unit	$3.48	$5.94	$66.34	$(10.46)
Weighted Average Number of Units Outstanding	131,484	131,484	131,484	131,767

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2010	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,823)
Distribution to Partners	—	—	—	—	—	—	(2,213,767)	(525,770)	(27,672)	(2,767,209)
Stock Buyback	—	—	—	—	862	(862)	(432,920)	(102,591)	(5,400)	(540,911)
Net (Loss)	—	—	—	—	—	—	(1,103,118)	(261,990)	(13,789)	(1,378,897)
Balance, September 30, 2010	144,180	34,243	1,802	180,225	48,741	131,484	$(20,819,325)	$(4,940,489)	$(260,026)	$(26,019,840)
Balance January 1, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,628)	$(269,033)	$(26,920,567)
Distribution to Partners	—	—	—	—	—	—	(2,208,941)	(524,623)	(27,612)	(2,761,176)
Net Income	—	—	—	—	—	—	6,978,416	1,657,374	87,230	8,723,020
Balance, September 30, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(16,770,431)	$(3,978,877)	$(209,415)	$(20,958,723)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$8,723,020	$(1,378,896)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,412,144	4,245,494
Loss from investments in joint ventures	1,443,374	3,169,926
Depreciation and amortization, discontinued operations	16,472	45,489
Gain on the sale of rental property	(7,706,948)	—
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	(25,030)	340,315
Increase (decrease) in accounts payable and accrued expense	(324,307)	40,265
(Increase) decrease in real estate tax escrow	(90,999)	56,824
(Increase) in prepaid expenses and other assets	(579,064)	(616,791)
Increase (decrease) in advance rental payments and security deposits	52,220	(61,201)
Total Adjustments	(2,802,138)	7,220,321
Net cash provided by operating activities	5,920,882	5,841,425
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	890,710	750,000
Investment in unconsolidated subsidiaries	(40,710)	(40,000)
Purchase and improvement of rental properties	(11,871,330)	(1,563,380)
Net proceeds from the sale of rental property	8,297,928	—
Net cash (used in) investing activities	(2,723,402)	(853,380)
Cash Flows From Financing Activities
Payment of financing costs	(101,689)	(7,143)
Proceeds of mortgage notes payable	5,000,000	904,122
Proceeds of notes payable	3,998,573	—
Principal payment of note payable	(4,998,573)	—
Principal payments of mortgage notes payable	(3,263,623)	(642,372)
Stock buyback	—	(540,911)
Distributions to partners	(2,761,176)	(2,767,209)
Net cash (used in) financing activities	(2,126,488)	(3,053,513)
Net Increase in Cash and Cash Equivalents	1,070,992	1,934,532
Cash and Cash Equivalents, at beginning of year	3,245,361	2,879,663
Cash and Cash Equivalents, at end of period	$4,316,353	$4,814,195

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Revenue Recognition:  Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Contingent rent for commercial properties are received from tenants for certain costs as provided in lease agreements.  The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Concessions made on residential leases are also accounted for on the straight-line basis.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2011or 2010. The Partnership makes its temporary cash investments with high-credit-quality financial institutions. At September 30, 2011and December 31, 2010, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates 0.05% to 0.75%.  At September 30, 2011 and December 31, 2010, respectively, approximately $5,235,000, and $4,349,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $59,997 and $57,288 for the nine months ended September 30, 2011 and 2010, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2011 and 2010 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2011, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2011, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties”.

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2011 with a total of 799 units, accounted for using the equity method of consolidation.

See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2011	December 31, 2010	Useful Life
Land, improvements and parking lots	$27,544,354	$26,110,238	15—40 years
Buildings and improvements	118,968,208	110,106,179	15—40 years
Kitchen cabinets	4,301,765	3,923,029	5—10 years
Carpets	3,894,476	3,404,951	5—10 years
Air conditioning	887,688	857,375	7—10 years
Laundry equipment	335,099	331,002	5—7 years
Elevators	1,139,296	1,086,140	20 years
Swimming pools	235,242	155,442	10 years
Equipment	2,167,621	1,989,645	5—7 years
Motor vehicles	107,792	107,792	5 years
Fences	41,470	33,970	5—10 years
Furniture and fixtures	1,232,885	924,633	5—7 years
Smoke alarms	132,184	97,840	5—7 years
Total fixed assets	160,988,080	149,128,236
Less: Accumulated depreciation	(61,223,045)	(56,976,997)
	$99,765,035	$92,151,239

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

On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts.  The purchase price was $10,000,000.  The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase.  This loan had an interest rate of 6% and was secured by the Partnership’s ownership interest in Battle Green Apartments, LLC.  The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty.  On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026.  Principal payments will be made using a 30 year amortization schedule.  Deferred financing costs associated with this mortgage totaled approximately $90,000 and accordingly the effective interest rate is 5.07%.  After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of collected rental revenue and other income on the majority of the Partnership’s properties and 3% on Linewt.  Total fees paid were approximately $1,047,000 and $1,022,000 during the nine months ended September 30, 2011 and 2010, respectively.  On the Partnership’s investment properties, the management fee is equal to 4% of rental income on the majority of investment properties and 2% on Dexter Park.  Total fees paid were approximately $416,000 and $389,000 during the nine months ended September 30, 2011 and 2010, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2011 and 2010 approximately $601,000 and $506,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2011 expenses referred to above, approximately $194,000 was for repairs and maintenance and $234,000 was for administrative expense.  Approximately $163,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2011, the Hamilton Company received approximately $510,000 from the Investment Properties of which approximately $416,000 was the management fee, approximately $76,000 was for maintenance, construction, rental, and snow removal; and approximately $18,000 was for administrative services.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,923,000 and $2,007,000 for the nine months ended September 30, 2011 and 2010, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2011 and 2010. The Investment Properties reimbursed the Partnership for payroll and other related expenses for employees who work at the properties.  Total reimbursement was approximately $556,000 and $602,000 for the nine months ended September 30, 2011 and 2010 respectively.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the nine months ended September 30, 2011, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of approximately $234,000 previously discussed.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  The Partnership does not have any written agreement with this individual.  During the nine months ended September 30, 2011, this individual received $56,250.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  In August 2011, the Partnership elected to pay an additional $1,000,000 on the $7,168,000 note to reduce the outstanding loan balance to $3,668,600. In October 2011, the Partnership elected to pay an additional $1,000,000 on this note.  See Note 16 Subsequent Events.  This loan will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the nine months ended September 30, 2011 and 2010 was approximately $202,000 and $326,000, respectively.  This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.

See Note 2 regarding the loan from Harold Brown in connection with the purchase of Battle Green Apartments.

NOTE 4. OTHER ASSETS

Approximately $1,794,000 and $1,729,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at September 30, 2011 and December 31, 2010, respectively.

Included in prepaid expenses and other assets at September 30, 2011 and December 31, 2010 is approximately $1,010,000 and $896,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

Financing and leasing fees of approximately $950,000 and $947,000 are net of accumulated amortization of approximately $605,000 and $541,000 at September 30, 2011 and December 31, 2010, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2011 and December 31, 2010, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2011, the fixed interest rates on these loans ranged from 4.84% to 7.07%, payable in monthly installments aggregating approximately $742,000, including principal, to various dates through2026. The majority of the mortgages are subject to prepayment penalties.  At September 30, 2011, the weighted average interest rate on the above mortgages was 5.53%. The effective rate of 5.62% includes the amortization expense of deferred financing costs.  See Note 12 for fair value information.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2011 are as follows:

2012—current maturities	$1,084,000
2013	41,357,000
2014	7,889,000
2015	9,119,000
2016	191,000
Thereafter	79,777,000
$139,417,000

The $2,550,000 mortgage secured by the Avon Street Apartments was repaid in full from the proceeds of the sale of Avon Street Apartments on May 18, 2011.

On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026.  Principal payments will be made using a 30 year amortization schedule.  Deferred financing costs associated with this mortgage totaled approximately $90,000 and accordingly the effective interest rate is 5.07%.  After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123.

On March 25, 2010, the Partnership refinanced the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2011, amounts received for prepaid rents of approximately $1,275,000 are included in cash and cash equivalents, and security deposits of approximately $1,794,000 are included in other assets and are restricted cash.

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

In 2011, the Partnership approved a quarterly distribution of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, September 30, and December 31, 2011.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 10 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September 30,
	2011	2010
Income (loss) per Depositary Receipt before Discontinued Operations	$0.70	$(1.18)
Income from Discontinued Operations	5.93	0.13
Net Income (loss) per Depositary Receipt after Discontinued Operations	$6.63	$(1.05)
Distributions per Depositary Receipt	$2.10	$2.10

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2011 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488
48,741

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 100,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 100,000 to 200,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 200,000 to 300,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 300,000 to 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through September 30, 2011, the Partnership has repurchased 398,320 Depositary Receipts at an average price of $73.86 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

The Partnership did not purchase any Depositary Receipts during the nine months ended September 30, 2011.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

As more fully described in the Form 8-K filed on September 13, 2011, the Partnership received a letter from the NYSE Amex dated September 9, 2011, notifying the Partnership that it was not in compliance with the continued listing standards of the exchange.  In our October 4, 2011 response to the NYSE, the Partnership demonstrated how it will be in compliance with its listing requirements.  Management anticipates that its comprehensive response will be received favorably and the Partnership will retain the listing on NYSE.  Management expects to receive a formal response from the NYSE in the fourth quarter of 2011.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2011, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2011 as follows:

Thru September 30,	Commercial Property Leases
2012	$2,612,000
2013	2,126,000
2014	1,830,000
2015	1,269,000
2016	989,000
Thereafter	678,000
$9,504,000

The aggregate minimum future rental income does not include contingent rentals that represent expense reimbursements in excess of base rent including percentage rents, common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $461,000 and $490,000 for the nine months ended September 30, 2011 and 2010 respectively.

The leases on residential apartments are substantially for a period of one year or less. The majority expire in June, July and August.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	Annual base rent for
Thru September 30,	for expiring leases	for expiring leases	of leases expiring	expiring leases

2012	$795,316	27,536	15	26%
2013	292,900	10,684	5	10%
2014	654,557	31,351	11	21%
2015	105,150	4,645	2	3%
2016	709,312	24,210	6	23%
2017	382,816	9,473	3	13%
2018	—	—	—	0%
2019	—	—	—	0%
2020	64,657	1,106	1	2%
2021	63,000	1,800	1	2%
Totals	$3,067,708	110,805	44	100%

Rents receivable at September 30, 2011 are net of an allowance for doubtful accounts of approximately $656,000 at September 30, 2011 and $595,000 at December 31, 2010.  Included in rents receivable at September 30, 2011 is approximately $386,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $24,000 representing the deferral of rental concession primarily related to the residential properties.

For the nine months ended September 30, 2011 rent at the commercial properties includes approximately $8,500 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2011 and 2010, cash paid for interest was approximately $6,008,000, and $6,141,000, respectively. Cash paid for state income taxes was approximately $54,000 and $31,000 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2011 and December 31, 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2011 and December 31, 2011  the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2011 and December 31, 2010, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2011 and December 31, 2010, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2011	$139,417,037	$155,940,250
At December 31, 2010	$137,680,660	$142,896,706
Investment Properties
At September 30, 2011	$140,624,120	$158,635,396

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable loss was approximately $450,000 greater than statement loss for the year ended December 31, 2010. The cumulative tax basis of the Partnership’s real estate at September 30, 2011 is approximately $10,000,000 less than the statement basis. The primary reason for the lower tax basis is the acquisition of Battle Green in the second quarter of 2011, Linewt and Cypress Street in 2008 utilizing tax free exchanges. The Partnership’s tax basis in its joint venture investments is approximately $1,500,000 greater than statement basis.

Taxable income in 2011 will be approximately $7,700,000 less that book income because the gain on the sale of Avon Street of approximately $7,700,000 is deferred utilizing a tax free exchange in the $10,000,000 acquisition of Battle Green (See Note 2).  Taxable income in future years may be greater than book income due to the reduced depreciation available on the above mentioned tax free exchanges and other reductions in depreciation from prior accelerated depreciation and other timing differences.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.   On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. On August 1, 2011 the Partnership elected to pay an additional $1,000,000 on the $7,168,000 Note to reduce the outstanding loan balance to $3,668,600.  The balance of the loan, $3,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the nine months ended September 30, 2011 and 2010 was approximately $202,000 and $326,000, respectively. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization was approximately $407,000 which at 40% reduced the Partnership’s income by approximately $163,000 per month.  For the year ended December 31, 2010 the total amortization in connection with these leases was approximately $4,073,000, of which the Partnership’s share was approximately $1,629,000.  The intangible asset was fully amortized effective November 2010.   This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of October 24, 2011, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at September 30, 2011. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015.  The mortgage on Essex Development, LLC, or the parking lot is approximately $2,158,000 with a variable interest rate of 2.25% over the daily Libor rate (0.24% at September 30, 2011). This loan was extended to August 2012 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $10,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At September 30, 2011, the remaining balance on the mortgage is approximately $15,953,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at September 30, 2011 of approximately $7,060,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information as of September 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total

ASSETS
Rental Properties	$9,546,059	$2,597,309	$8,336,008	$5,906,387	$1,951,075	$7,347,113	$7,387,465	$22,162,035	$114,310,012	$179,543,463
Cash & Cash Equivalents	117	12,916	10,019	33	24,382	12,951	14,118	281	815,551	890,367
Rent Receivable	92,005	19,146	879	9,278	904	1,819	2,222	12,054	172,623	310,930
Due from Investment Properties	15,000	15,000
Real Estate Tax Escrow	93,721	—	38,291	60,411	86,578	44,193	102,117	620,090	1,045,402
Prepaid Expenses & Other Assets	98,142	789	91,158	86,663	189,773	93,298	81,180	526,254	1,178,633	2,345,890
Financing & Leasing Fees	78,711	9,607	18,371	25,928	7,836	34,195	20,911	23,158	473,908	692,624
Total Assets	$9,923,756	$2,639,767	$8,494,727	$6,088,700	$2,173,969	$7,575,954	$7,550,088	$22,825,899	$117,570,816	$184,843,676
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,487,795	$2,157,699	$7,059,569	$5,000,000	$1,668,000	$4,750,000	$5,500,000	$15,952,852	$89,914,000	$140,489,916
Due to Investment Properties	15,000	15,000
Accts Pay & Acc Exp	50,338	5,826	71,853	48,147	17,514	6,661	83,378	200,478	750,820	1,235,011
Adv Rent Pmts & Sec Dep	149,104	—	111,782	70,319	21,446	83,709	63,134	244,407	1,764,347	2,508,248
Total Liabilities	8,687,238	2,178,525	7,243,205	5,118,466	1,706,960	4,840,370	5,646,512	16,397,734	92,429,166	144,248,175
Partners’ Capital	1,236,518	461,242	1,251,523	970,234	467,010	2,735,584	1,903,576	6,428,164	25,141,650	40,595,500
Total Liabilities & Capital	$9,923,756	$2,639,767	$8,494,727	$6,088,700	$2,173,969	$7,575,954	$7,550,088	$22,825,899	$117,570,816	$184,843,676
Partners’ Capital — NERA 50%	$618,259	$230,621	$625,761	$485,117	$233,505	$1,367,792	$951,788	$3,214,082		7,726,925
NERA 40%									$10,056,660	10,056,660
										$17,783,585

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through October 24, 2011	—	—	—	127	105	—	—	—	0	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of October 24, 2011	—	—	—	—	0	—	—	—	—	—

Summary financial information for the nine months ended September 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	$940,881	$214,196	$848,631	$607,752	$178,514	$643,284	$589,360	$1,856,189	$8,588,891	$14,467,697
Laundry and Sundry Income	11,870	—	921	—	—	—	579	15,698	74,713	103,782
	952,750	214,196	849,552	607,752	178,514	643,284	589,939	1,871,887	8,663,605	14,571,479
Expenses
Administrative	12,818	1,084	20,368	7,812	3,529	14,587	9,431	25,019	122,470	217,119
Depreciation and Amortization	317,669	5,048	333,321	194,986	67,248	235,595	244,550	724,597	4,276,964	6,399,978
Management Fees	36,596	8,280	34,012	24,089	7,320	25,268	23,493	74,867	188,088	422,011
Operating	91,167	—	53,705	1,148	170	378	30,360	285,510	699,466	1,161,904
Renting	7,667	—	14,979	9,338	1,750	6,755	2,676	12,791	133,066	189,022
Repairs and Maintenance	103,137	3,050	57,642	224,152	55,285	221,000	76,312	267,194	750,306	1,758,077
Taxes and Insurance	139,499	36,014	71,706	108,471	34,328	117,288	68,306	242,777	959,720	1,778,109
	708,553	53,476	585,734	569,995	169,630	620,870	455,128	1,632,755	7,130,079	11,926,220
Income Before Other Income	244,197	160,720	263,818	37,757	8,884	22,414	134,812	239,132	1,533,525	2,645,259

Other Income (Loss)
Interest Income			37	66	378				3,219	3,701
Interest Expense	(376,847)	(46,036)	(371,875)	(216,310)	(73,297)	(202,923)	(237,765)	(636,029)	(3,824,313)	(5,985,397)
Gain on Sale of Real Estate
Interest income from Note					6,926					6,926
Other Income (Expenses)	(2,331)	—	(5,375)	(3,621)		(2,271)		(1,152)		(14,751)
	(379,178)	(46,036)	(377,213)	(219,865)	(65,993)	(205,194)	(237,765)	(637,181)	(3,821,094)	(5,989,521)

Net Income (Loss)	$(134,981)	$114,684	$(113,395)	$(182,108)	$(57,110)	$(182,781)	$(102,953)	$(398,049)	$(2,287,569)	$(3,344,262)

Net Loss - NERA 50%	$(67,491)	$57,342	$(56,697)	$(91,054)	$(28,555)	$(91,390)	$(51,476)	$(199,024)		(528,346)
NERA 40%									$(915,028)	(915,028)
										$(1,443,374)

Summary financial information for the three months ended September 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	$374,433	$73,146	$288,169	$206,445	$59,375	$217,079	$196,335	$625,370	$2,848,930	$4,889,281
Laundry and Sundry Income	4,668		(307)				579	4,910	24,900	34,750
	379,102	73,146	287,862	206,445	59,375	217,079	196,914	630,280	2,873,830	4,924,031
Expenses
Administrative	1,548	255	11,388	2,934	1,728	7,003	1,387	9,334	55,971	91,548
Depreciation and Amortization	106,099	1,922	112,028	65,582	22,416	78,381	81,891	242,907	1,429,538	2,140,763
Management Fees	11,495	2,760	11,372	8,182	2,416	8,516	7,589	24,345	64,815	141,490
Operating	26,096		17,674	280	75	159	9,789	75,443	205,322	334,838
Renting	487		4,572	2,209	675	2,166	899	5,740	34,679	51,427
Repairs and Maintenance	47,258		21,504	74,625	17,377	65,890	32,238	99,953	306,231	665,076
Taxes and Insurance	45,262	12,195	24,438	34,912	11,548	38,775	24,754	82,541	353,478	627,903
	238,245	17,132	202,976	188,724	56,235	200,889	158,546	540,263	2,450,035	4,053,046
Income Before Other Income	140,856	56,014	84,886	17,721	3,140	16,190	38,368	90,016	423,795	870,985

Other Income (Loss)
Interest Income			12	22	108					142
Interest Expense	(126,599)	(15,349)	(123,353)	(72,913)	(24,715)	(68,403)	(80,190)	(213,905)	(1,288,240)	(2,013,666)
Gain on Sale of Real Estate
Interest income from Note					2,145					2,145
Other Income (Expenses)	(2,331)		(5,375)	(3,621)		(2,271)		(1,152)		(14,751)
	(128,930)	(15,349)	(128,716)	(76,513)	(22,462)	(70,674)	(80,190)	(215,057)	(1,288,240)	(2,026,130)

Net Income (Loss)	$11,926	$40,665	$(43,830)	$(58,792)	$(19,322)	$(54,484)	$(41,822)	$(125,040)	$(864,445)	$(1,155,144)

Net Loss - NERA 50%	$5,963	$20,333	$(21,915)	$(29,396)	$(9,661)	$(27,242)	$(20,911)	$(62,520)		(145,350)
NERA 40%									$(345,778)	(345,778)
										$(491,128)

Summary financial information as of September 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total

ASSETS
Rental Properties	$9,923,795	$2,592,854	$8,740,174	$6,141,924	$2,027,793	$7,657,273	$7,632,705	$23,058,216	$119,788,836	$187,563,571
Cash & Cash Equivalents	471	5,759	3,894	4,527	32,165	38,884	90,609	84,990	723,378	984,677
Rent Receivable	37,056	—	3,815	6,422	3,604	2,333	1,693	10,154	252,374	317,450
Real Estate Tax Escrow	80,093	—	37,691	24,754	—	80,659	33,905	97,895	433,243	788,240
Prepaid Expenses & Other Assets	88,057	768	94,723	107,925	229,161	91,780	70,758	415,367	1,420,411	2,518,951
Financing & Leasing Fees	101,903	5,738	26,537	30,955	12,900	40,557	24,879	30,019	533,224	806,713

Total Assets	$10,231,375	$2,605,120	$8,906,835	$6,316,507	$2,305,623	$7,911,486	$7,854,549	$23,696,641	$123,151,467	$192,979,603

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage Notes Payable	$8,591,089	$2,162,000	$7,214,588	$5,000,000	$1,668,000	$4,750,000	$5,500,000	$16,213,706	$89,914,000	$141,013,383
Accounts Payable& Accrued Exp	52,813	6,285	96,086	80,185	15,555	8,678	86,385	203,577	751,422	1,300,986
Advance Rental Payments & Security Deposits	126,925	—	111,349	64,193	20,224	79,018	62,199	228,928	1,632,665	2,325,500
Total Liabilities	8,770,827	2,168,285	7,422,022	5,144,378	1,703,779	4,837,696	5,648,584	16,646,211	92,298,087	144,639,869
Partners’ Capital	1,460,548	436,835	1,484,813	1,172,129	601,844	3,073,790	2,205,965	7,050,430	30,853,380	48,339,734
Total Liabilities and Capital	$10,231,375	$2,605,120	$8,906,835	$6,316,507	$2,305,623	$7,911,486	$7,854,549	$23,696,641	$123,151,467	$192,979,603
Partners’ Capital NERA 50%	$730,274	$218,418	$742,407	$586,065	$300,922	$1,536,895	$1,102,982	$3,525,215		8,743,177
NERA 40%									$12,341,352	12,341,352
										$21,084,529

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through Oct. 26, 2010	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—		15
Unsold units with deposits for future sale as of Oct. 26, 2010	—	—	—	—	—	—	—	—	—	—

Summary financial information for the nine months ended September 30, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	$845,971	$207,000	$816,136	$590,388	$165,092	$628,658	$574,388	$1,834,731	$8,213,675	$13,876,041
Laundry and Sundry Income	11,664	—	1,751	—	—	—	265	15,040	71,488	100,207
	857,636	207,000	817,888	590,388	165,092	628,658	574,652	1,849,771	8,285,163	13,976,248
Expenses
Administrative	10,305	(643)	27,851	7,718	4,319	11,714	7,003	30,175	120,222	218,483
Depreciation and Amortization	319,980	4,690	330,567	202,510	72,096	268,819	241,303	737,678	7,650,129	9,827,772
Management Fees	34,660	8,280	33,579	23,751	6,940	24,914	23,784	73,507	181,549	410,964
Operating	102,208	(137)	46,470	1,207	(138)	313	46,963	259,188	682,040	1,138,114
Renting	23,007	—	41,425	3,104	200	3,698	3,185	14,166	214,696	303,482
Repairs and Maintenance	109,000	—	61,470	255,649	63,716	281,938	67,484	253,745	675,397	1,768,399
Taxes and Insurance	137,142	35,711	73,680	95,499	32,000	94,888	76,238	238,815	1,108,115	1,890,088
	736,302	47,901	614,843	589,436	179,132	686,284	465,960	1,607,274	10,630,148	15,557,280
Income (Loss)Before Other Income	121,334	159,099	203,045	953	(14,040)	(57,626)	108,692	242,497	(2,344,985)	(1,581,033)

Other Income (Loss)
Interest Income	2	1	35	68	9,239	—	2	5	5	9,358
Interest Expense	(329,724)	(46,879)	(379,392)	(216,150)	(73,224)	(203,035)	(237,346)	(644,832)	(3,827,225)	(6,007,808)
Gain on Sale of Real Estate	—	—	—	—	195	9,478	—	—	—	9,673
Other Income (Expenses)	—	—	—	—	7,526	—	—	2,168	(17,720)	(8,026)
	(379,722)	(46,877)	(379,357)	(216,082)	(56,264)	(193,556)	(237,346)	(642,659)	(3,844,940)	(5,996,803)

Net Income (Loss)	$(258,388)	$112,222	$(176,313)	$(215,129)	$(70,305)	$(251,182)	$(128,654)	$(400,162)	$(6,189,926)	$(7,577,838)

Net Loss - NERA 50%	$(129,194)	$56,111	$(88,157)	$(107,565)	$(35,152)	$(125,591)	$(64,326)	$(200,081)		(693,955)
NERA 40%									$(2,475,970)	(2,475,970)
										$(3,169,925)

Summary financial information for the three months ended September 30, 2010

	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Hamilton	Hamilton	Dexter
	Essex 81	Development	Franklin	1,025	Bay Sales	Bay Apts	Minuteman	on Main	Park	Total

Revenues
Rental Income	$278,486	$69,000	$264,268	$192,019	$58,152	$210,543	$193,368	$611,382	$2,591,295	$4,468,513
Laundry and Sundry Income	3,838		1,050					4,383	22,704	31,974
	282,323	69,000	265,318	192,019	58,152	210,543	193,368	615,766	2,613,999	4,500,488

Expenses
Administrative	2,583	(477)	8,879	4,032	1,739	3,638	1,641	8,385	44,138	74,557
Depreciation and Amortization	106,978	1,563	110,916	67,670	24,032	89,752	81,044	246,762	2,558,400	3,287,118
Management Fees	10,485	2,760	10,158	8,016	2,258	8,355	7,840	24,459	61,045	135,374
Operating	30,766		15,839	260			10,867	78,033	191,189	326,954
Renting	12,594		6,325	136		1,655	1,293	5,199	91,410	118,612
Repairs and Maintenance	40,964		32,297	128,982	13,587	62,668	28,065	81,201	295,524	683,288
Taxes and Insurance	42,780	11,467	23,114	32,076	10,476	19,623	25,737	79,282	339,298	583,854
	247,151	15,313	207,528	241,172	52,091	185,691	156,488	523,321	3,581,003	5,209,758
Income Before Other Income	35,172	53,687	57,790	(49,153)	6,061	24,852	36,880	92,445	(967,004)	(709,270)

Other Income (Loss)
Interest Income			12	22	2,929		1	1		2,965
Interest Expense	(127,875)	(15,936)	(125,815)	(72,833)	(24,686)	(68,408)	(79,974)	(216,444)	(1,304,571)	(2,036,541)
Gain on Sale of Real Estate				—	195					195
Other Income (Expenses)					(195)				(17,720)	(17,915)
	(127,875)	(15,936)	(125,804)	(72,810)	(21,757)	(68,408)	(79,973)	(216,443)	(1,322,291)	(2,051,295)

Net Income (Loss)	$(93,703)	$37,751	$(68,014)	$(121,963)	$(15,697)	$(43,555)	$(43,093)	$(123,998)	$(2,289,296)	$(2,760,565)

P&L- NERA 50%	$(46,351)	$18,875	$(34,007)	$(60,982)	$(7,848)	$(21,778)	$(21,546)	$(61,998)		(235,635)
P&L- NERA 40%									$(915,718)	(915,718)
										$(1,151,353)

Future annual mortgage maturities at September 30, 2011 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
September 30, 2012	121,185	2,157,699	166,060	50,135		36,421	49,966	272,366	1,093,540	1,789,674
September 30, 2013	123,859		177,887	64,222	1,668,000	65,250	70,339	289,543	1,258,232	5,875,031
September 30, 2014	131,223		6,715,623	68,013		68,979	74,491	305,121	1,330,133	8,693,582
September 30, 2015	8,111,528			72,028		72,921	78,887	15,085,823	1,406,143	24,827,329
September 30, 2016				75,510		77,088	82,697		1,486,495	1,721,790
Thereafter				4,670,091		4,429,341	5,143,620		83,339,458	97,582,509
	8,487,795	2,157,699	7,059,570	5,000,000	1,668,000	4,750,000	5,500,000	15,952,852	89,914,000	140,489,916

NOTE 15. DISCONTINUED OPERATIONS

The following tables summarize income from discontinued operations for the property sold in May 2011:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
Total Revenues	$349,508	$679,314
Operating and other expenses	237,646	459,014
Depreciation and amortization	16,472	45,489
	254,118	504,503
Income from discontinued operations	$95,390	$174,811

Gain on the sale of Avon Street:
Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(449,017)
Gain on the sale of real estate	$7,706,948

NOTE 16. SUBSEQUENT EVENTS

In October 2011, the Partnership elected to pay an additional $1,000,000 on the note to HBC Holdings reducing the balance to $2,668,600.  See Note 3:  Related Party Transactions

NOTE 17.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If available acquisitions do not meet the Partnership’s criteria, the Partnership may purchase additional depositary receipts. The Partnership will consider the sale or refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

The general real estate market in the Greater Boston area has stabilized and multifamily housing is enjoying strong demand. Supply side growth is limited as local building permits for multifamily housing are at or are near a seven year low.  Lower demand for home ownership and positive local employment growth continue to point to positive trends in the Greater Boston rental housing market.  Vacancies at the majority of the Partnership’s properties continue to be at historic lows.  The Partnership has experienced modest revenue increases across all sectors of the portfolio.  As anticipated, higher occupancy levels and fewer turnovers of tenants resulted in improved revenue growth.  The limited supply of housing has helped eliminate rental concessions and has resulted in decreased leasing commissions.  The Greater Boston Metro area has a reported average vacancy rate of 4.3% (as reported by ARA Research) which is above the Partnership’s vacancy rate of 2.2% .  Management anticipates that the upward pressure on rental rates will continue for the next 18-36 months.  Additionally, operating expense increases are expected to be outpaced by revenue growth. Management is confident that its present cash reserves as well as anticipated rental revenue will be sufficient to fund its current operations, finance current planned improvements to its properties, and continue distribution payments in the foreseeable future.  Management believes that the continued improvement in the local unemployment rate, 6.3% vs. 9% at the national level as of October 2011, general stabilization of housing prices and stability in Massachusetts’s major industries will support a stronger multifamily market for the foreseeable future.

The Partnership’s revenues are forecasted to exceed core 2010 revenues by over $1,000,000 or 4%.  For 2011, Management expects net operating income before depreciation and amortization for the year to be $17.5 million or 7% higher than 2010.  These results reflect nine months of performance where total revenue exceeded 2010 by 5% and total operating expenses grew by only 3% despite the extraordinary increases in snow removal costs.  Improved collections and a steady decline in free rent, approximately $74,000 in 2011 and rental commissions, approximately $160,000 in 2011, assisted in keeping 2011 operating expenses in line.  The majority of leases signed, approximately 58%, during the nine months ended September 30, 2011 were for renewals of existing leases.  Tenant improvements were approximately $750,000 for the nine months ended September 30, 2011.  As in previous quarters, occupancy continues to remain above the competition.  Management is satisfied with staff efforts to balance tenant retention, improve curb appeal and monitor the profitability of the properties while mitigating growth in the other expense categories.

The 2008 refinancing round significantly reduced debt maturity exposure for the next 15 years with $65 million of the $139 million having been extended.  The next significant round of refinancing, approximately $50,000,000, will occur in 2013 and 2014.  Management will continue to monitor the debt markets to determine the approximate time to refinance the 2013 and 2014 mortgage maturities within the portfolio.  Management may capitalize on the historic low interest rate environment despite some upfront costs associated with prepayment penalties during the 2012 calendar year.

As more fully described in the Form 8-K filed on September 13, 2011, the Partnership received a letter from the NYSE Amex dated September 9, 2011, notifying the Partnership that it was not in compliance with the continued listing standards of the exchange.  In our October 4, 2011 response to the NYSE, the Partnership demonstrated how it will be in compliance with its listing requirements.  Management anticipates that it’s comprehensive response will be received favorably and the Partnership will retain the listing on NYSE.  Management expects to receive a formal response from the NYSE in the fourth quarter of 2011.

As Management reviews property performance, it takes into consideration opportunities for property dispositions.  The Partnership recently sold Avon Street and purchased Battle Green.  For additional information, see Note 2 and Note 16 to the financial statements.

The Stock Repurchase Program that was initiated in 2007 has purchased 398,320 Depositary Receipts through September 2011 or 29% of the outstanding class A Depositary Receipts.  The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 40% of the total properties and 70% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At September 30, 2011, Harold Brown, his brother, Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39.50% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also owns 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock.  In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. One of NewReal’s directors, Roberta Ornstein also owns immaterial amounts of the Partnership’s Class A receipts.

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

Hamilton accounted for approximately 5% of the repair and maintenance expense paid for by the Partnership in the nine months ended September 30, 2011 compared to approximately 6.5% for the nine months ended September 30, 2010.  Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions.  Overall, Hamilton provided approximately 71% and 76% of the legal services paid for by the Partnership during the nine months ended September 30, 2011 and 2010, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2011 and 2010, Hamilton provided the Partnership approximately $44,000 and $21,000, respectively, in construction and architectural services.

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

Revenue Recognition:  Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Contingent rent for commercial properties are received from tenants for certain costs as provided in lease agreements.  The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Concessions made on residential leases are also accounted for on the straight-line basis.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and September 30, 2010

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and income of approximately $2,983,000 during the three months ended September 30, 2011 compared to income of approximately $2,348,000 for the three months ended September 30, 2010, an increase in income of approximately $635,000 (27.0%).

The rental activity is summarized as follows:

	Occupancy Date
	October 24, 2011	October 26, 2010
Residential
Units	2,270	2,288
Vacancies	50	69
Vacancy rate	2.2%	3.0%
Commercial
Total square feet	110,949	110,949
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended September 30,
	2011		2010
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,544	$8,544	$8,120	$7,902
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$168	$168	$175	$175

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

	Three Months Ended September 30,		Dollar	Percent
	2011	2010	Change	Change
Revenues:
Rental income	$8,543,908	$7,902,310	$641,598	8.1%
Laundry and sundry income	104,618	100,396	4,222	4.2%
	8,648,526	8,002,706	645,820	8.0%
Expenses
Administrative	411,836	394,735	17,101	4.3%
Depreciation and amortization	1,603,529	1,475,936	127,593	8.6%
Management fees	347,833	332,580	15,253	4.6%
Operating	774,998	771,397	3,601	0.5%
Renting	63,482	201,883	(138,401)	(68.6)%
Repairs and maintenance	1,421,084	1,460,994	(39,910)	(2.7)%
Taxes and insurance	1,042,470	1,016,862	25,608	2.5%
	5,665,232	5,654,387	10,845	0.2%
Income Before Other Income and Discontinued Operations	2,983,294	2,348,319	634,975	27.0%
Other Income (Loss)
Interest income	895	1,898	(1,003)	(52.8)%
Interest expense	(2,033,082)	(2,032,278)	(804)	—
(Loss) from investment in unconsolidated joint ventures	(491,128)	(1,151,355)	660,227	(57.3)%
	(2,523,315)	(3,181,735)	658,420	(20.7)%
Net income (loss)	$459,979	$(833,416)	$1,293,395	(155.2)%
Discontinued operations
Gain (loss) on the sale of real estate from discontinued operations	(808)	—	(808)	N/A
Income (loss) from discontinued operations	(2,245)	51,925	(54,170)	(104.3)%
	(3,053)	51,925	(54,978)	(105.8)%
Net Income (loss)	$456,926	$(781,491)	$1,238,417	158.5%

Excluding discontinued operations, rental income from continuing operations for the three months September 30, 2011 was approximately $8,544,000, compared to approximately $7,902,000 for the three months ended September 31, 2010, an increase of approximately $642,000 (8.1%).  The increase in rental income is due primarily to approximately $240,000 from the Battle Green Apartments for the three months ended September 30, 2011 and increases in rental rates, lower vacancies levels, and the decrease in the free rent incentives granted to tenants in 2010.  The amortization of free rent was approximately $33,000 for the three months ended September 30, 2011 compared to approximately $214,000 for the three months ended September 30, 2010, a decrease of approximately $168,000.  In addition the Partnership has seen bad debt expense of approximately $62,000 for the three months ended September 30, 2011, compared to approximately $97,000 for the three months ended September 30, 2010, a decrease of approximately $35,000.  These factors have resulted in an increase in rental income for the three months ended September 30, 2011 compared to the same period in 2010.

Excluding discontinued operations, operating expenses from continuing operations for the three months ended September 30, 2011 were approximately $5,665,000 compared with approximately $5,654,000 for the three months ended September 30, 2010, an increase of approximately $11,000 (0.2%). The most significant factors contributing to this increase is an increase in depreciation and amortization expenses of approximately $128,000 (8.6%) due to the acquisition of the Battle Green Apartments in June 2011 as well as improvements to other Partnership properties.  Total expenses of Battle Green were approximately $100,000 excluding interest expense and depreciation and amortization.  Other expenses with increases include administrative expenses of approximately $17,000 (4.3%) due to increased professional fees; an increase in taxes and insurance of approximately $26,000 (2.5%) due to an increase in real estate taxes; and an increase in the management fee of approximately $15,000 (4.6%) due to the increase in rental income.

These increases are offset by a decrease in renting expenses of approximately $138,000 (68.6%) due to a decrease in rental commissions due to the strong rental market; and a decrease in repairs and maintenance expenses of approximately $40,000 (2.7%) due to significant repairs done to the properties in 2010.

Interest expense for the three months ended September 30, 2011 was approximately $2,033,000 compared to approximately $2,032,000 for the three months ended September 30, 2010, a decrease of approximately $1,000.  Interest expense on Battle Green was approximately $44,000 for the three months ended September 30, 2011.  There has been relatively little change in the Partnership level of debt and interest rates charged over the past two years.

At September 30, 2011, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $491,000 for the three months ended September 30, 2011 compared to approximately $1,151,000 for the three months ended September 30, 2010, a decrease of approximately $660,000.  Included in this loss is depreciation and amortization expense of approximately $927,000.  The Partnership’s portion of the loss associated with the October 2009 investment in Dexter Park is approximately $346,000 of which approximately $572,000 represents depreciation and amortization.

Interest income for the three months ended September 30, 2011 was approximately $1,000 compared to approximately $1,900 for the three months ended September 30, 2010, a decrease of approximately $900. This slight decrease is due to a decrease in cash available for investment as well as lower interest rates.

On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts.  The purchase price was $10,000,000.  The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase.  This loan had an interest rate of 6% interest only and was secured by the Partnership’s ownership interest in Battle Green Apartments, LLC.  The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty.  On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026.  Principal payments will be made using a 30 year amortization schedule.  Deferred financing costs associated with this mortgage totaled approximately $90,000 and accordingly the effective interest rate is 5.07%.  After payment of the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123.

As a result of the changes discussed above, net income for the three months ended September 30, 2011 was approximately $457,000 compared to a loss of approximately $781,000 for the three months ended September 30, 2010, an increase in income of approximately $1,238,000.

See Note 15 of the Consolidated Financial Statements for more information regarding the discontinued operations.

Comparison of the nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The Partnership and its subsidiary Partnerships earned income before interest expense, other income, loss from investment in unconsolidated joint ventures and discontinued operations of $8,324,000 for the nine months ended September 30, 2011, compared to income of approximately $7,657,000 for the nine months ended September 30, 2010, an increase in income of approximately $667,000 (8.7%).  The following is a summary of the Partnership’s operations for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Dollar	Percent
	2011	2010	Change	Change
Revenues:
Rental income	$24,957,004	$23,767,164	1,189,840	5.0%
Laundry and sundry income	318,059	328,996	(10,937)	(3.3)%
	25,275,063	24,096,160	1,178,903	4.9%
Expenses
Administrative	1,237,424	1,288,046	(50,622)	(3.9)%
Depreciation and amortization	4,412,144	4,245,494	166,650	3.9%
Management fees	1,032,069	994,654	37,415	3.8%
Operating	3,104,722	2,800,054	304,668	10.8%
Renting	260,819	370,358	(109,539)	(29.6)%
Repairs and maintenance	3,800,836	3,657,021	143,815	3.9%
Taxes and insurance	3,103,215	3,083,751	19,464	0.6%
	16,951,229	16,439,378	511,851	3.1%
Income Before Other Income and Discontinued Operations	8,323,834	7,656,782	667,052	8.7%
Other Income (Loss)
Interest income	3,129	4,411	(1,282)	(29.1)%
Interest expense	(5,962,907)	(6,044,974)	82,067	(1.4)%
(Loss) from investment in unconsolidated joint ventures	(1,443,374)	(3,169,926)	1,726,552	(54.5)%
	(7,403,152)	(9,210,489)	1,807,337	(19.6)%
Income (loss) from Continuing Operations	920,682	(1,553,707)	2,474,389	(159.3)%
Discontinued Operations:
Income from discontinued operations	95,390	174,811	(79,421)	(45.4)%
Gain on sale of real estate from discontinued operations	7,706,948	—	7,706,948	N/A
	7,802,338	174,811	7,627,527	4363.3%
Net (loss) income	$8,723,020	$(1,378,896)	10,101,916	(732.6)%

Excluding discontinued operations, rental income from continuing operations for the nine months ended September 30, 2011 was approximately $24,957,000 compared to approximately $23,767,000 for the nine months ended September 30, 2010, an increase of approximately $1,190,000 (5.0%.)  This increase in rental income is due to an increase in rental rates, lower vacancies at the majority of the Partnership properties, and the amortization of approximately $212,000 in 2011 compared to approximately $520,000 in 2010 in connection with the free rent granted to tenants in 2010.  The increase in rental income, approximately $315,000, from the Partnership’s acquisition of the Battle Green Apartment in June 2011offsets the loss of rental income, approximately $343,000 from the Avon Street Apartments sold in June 2011.  In addition, the following properties experienced rental income increases:  62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue, Dean Street, Westside Colonial and 140 North Beacon Street with increases of approximately $114,000, $89,000, $20,000, $19,000, $17,000 and $14,000, respectively.

Excluding discontinued operations, expenses from continuing operations for the nine months ended September 30, 2011 were approximately $16,951,000 compared to approximately $16,439,000 for the nine months ended September 30, 2010, an increase of approximately $512,000 (3.1%). The most significant factor contributing to this increase was an increase in operating expenses of approximately $305,000 (10.8%) due to significant snow removal costs in 2011 compared to the same period in 2010; an increase in repairs and maintenance expenses of approximately $144,000 (3.9%); and an increase in taxes and insurance of approximately $19,000 (0.6%).  The reasons for these changes are discussed in the section for the results for the three months ended September 30, 2011.

These increases in expenses are offset by a decrease in administrative expenses of approximately $51,000 (3.9%) and a decrease in renting expenses of approximately $110,000 (29.6%).  Interest expense decreased approximately $82,000 (1.4%) due to lower interest rates charged on the debt outstanding in 2011 compared to 2010.

As discussed in Note 2 to the Consolidated Financial Statements, the Partnership sold the Avon Street Apartments in June 2011.  The sales price was $8,750,000 and resulted in a gain of approximately $7,700,000.  The Partnership entered into a tax free exchange in accordance with Section 1031 of the IRS Code and completed the exchange with the purchase of the Battle Green Apartments in June 2011.

At September 30, 2011, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $1,443,000 for the nine months ended September 30, 2011 compared to a loss of approximately $3,170,000 for the nine months ended September 30, 2010, a decrease of approximately $1,727,000.  Included in the loss during the nine months ended September 30, 2011 is depreciation and amortization of approximately $2,772,000.

As discussed in Note 14 to the Consolidated Financial Statements, the Partnership acquired Dexter Park in October 2009.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible asset associated with the “in place” leases over a 12 month period which began in November 2009.  The total monthly amortization was approximately $407,000 which at 40% reduced the Partnership’s income by approximately $163,000 per month. For the nine months ended September 30, 2010 the total amortization in connection with these leases was approximately $3,663,000, of which the Partnership’s share was approximately $1,465,000.   For the nine months ended September 30, 2011, there was no amortization expense on the intangible asset which resulted in higher net income.

Interest income for the nine months ended September 30, 2011 was approximately $3,000 compared to approximately $4,000 for the nine months ended September 30, 2010, a decrease of approximately $1,000.

On March 25, 2010, the Partnership refinanced the Brookside Apartments.  The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%.  The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000.  There were no prepayment penalties.

As a result of the changes discussed above, net income for the nine months ended September 30, 2011 was approximately $8,723,000 compared to net loss of approximately $1,379,000 for nine months ended September 30, 2010, an increase in income of $10,102,000.  Net income for the nine months ended September 30, 2011 includes a gain of approximately $7,700,000 from the sale of Avon Street.

See Note 15 to the Consolidated Financial Statements for more information regarding the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2011 and 2010 was the collection of rents as well as the refinancing and sale of a Partnership property. The majority of cash and cash equivalents of $4,316,353 at September 30, 2011 and $3,245,361 at December 31, 2010 was held in interest bearing accounts at creditworthy financial institutions.

This increase of $1,070,992 at September 30, 2011 is summarized as follows:

	Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities	$5,920,882	$5,841,425
Cash (used in) investing activities	(2,723,402)	(853,380)
Cash provided by financing activities	634,688	254,607
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(540,911)
Distributions paid	(2,761,176)	(2,676,209)
Net increase in cash and cash equivalents	$1,070,992	$1,934,532

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to the purchase of the Battle Green Apartments in June 2011; the increase in cash provided by financing activities is due to the refinancing of a property less the pay down of the existing debt.  In 2010, the Partnership repurchased Depositary Receipts in the amount of approximately $541,000; no purchases were made in 2011.

On May 18, 2011, the Partnership sold Avon Street Apartments, a 66 unit residential apartment complex located at 130 Avon Street, Malden, Massachusetts.  The sales price was $8,750,000, which resulted in a gain of approximately $7,700,000.  The proceeds of the sale, approximately $5,444,000, were held by a qualified intermediary in order for the Partnership to structure a tax free exchange in accordance with Section 1031 of the IRS code.  This tax free exchange was completed with the purchase of Battle Green Apartments.

On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts.  The purchase price was $10,000,000.  The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase.  This loan had an interest rate of 6% interest only and was secured by the Partnership’s ownership interest in Battle Green Apartments, LLC.  The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026.  Principal payments will be made using a 30 year amortization schedule.  Deferred financing costs associated with this mortgage totaled approximately $90,000 and accordingly the effective interest rate is 5.07%.  After payment of the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership.  The interest paid on the loan to Harold Brown was $38,123.

During 2011, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,060,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Olde English Village, Clovelly, School Street, Redwood Hills, and Nashoba at a cost of approximately $383,000, $225,000, $222,000, $169,000, $165,000, $162,000, and $128,000, respectively. The Partnership plans to invest approximately $375,000 in capital improvements during the remainder of 2011.

During the nine months ended September 30, 2010 the Partnership repurchased 6,896 Class A Depositary Receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership Units for $5,400.  The purchase was funded from cash received from the refinancing of Partnership properties in 2010 and 2009.  The Partnership did not repurchase any Depositary Receipts or Units during the nine months ended September 30, 2011.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. The balance of the loan, $4,668,600, will remain subject to the original terms of the Note, including HBC’s right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the nine months ended September 30, 2011 and 2010 was approximately $202,000 and approximately $326,000, respectively. This loan is collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park. Dexter Park distributed $650,000 and $590,000 the Partnership during the nine months ended September 30, 2011 and 2010, respectively.  Monthly principal payments of approximately $100,000 on the Dexter Park mortgage begin in November 2011 which will result in a substantial reduction of distributions to the Partnership from Dexter Park.  The Partnership’s share of the principal payments is approximately $440,000 per year.

In 2011, the Partnership approved distributions of $7.00 per unit ($0.70 per receipt) payable on March 31, June 30, September 30, 2011 and December 31, 2011.

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

If current economic conditions deteriorate, the Partnership may experience increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  This condition would negatively affect the Partnership’s future net income and cash flows and could have a material adverse effect on the Partnership’s financial condition and its ability to continue distributions at current levels.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of September 30, 2011, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these joint ventures and therefore we account for them using the equity method of consolidation. At September 30, 2011, our proportionate share of the non-recourse debt related to these investments was equal to approximately $61,000,000. See Note 14 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $284,000,000 in long-term debt, the majority of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. As of September 30, 2011, the Partnership, its Subsidiary Partnerships and Investment properties have approximately $4,000,000 of variable rate debt.  An increase or decrease in market interest rates of one percentage point would result in a change in interest expense of approximately $40,000 per year. These mortgages and notes payable mature through 2026. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. You should also carefully consider the following additional risk factor:

Our depositary receipts did not meet the continued listing requirements for the NYSE Amex Exchange.

On September 9, 2011, the Partnership received a notification letter from the Corporate Compliance Department of the NYSE Amex LLC (the “NYSE Amex”) indicating that as of June 30, 2011 the Partnership is not in compliance with the minimum stockholders’ equity requirement for continued listing of the Partnership’s Depositary Receipts on the NYSE Amex.  Specifically, the Partnership is not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide since it reported stockholders’ equity of less than $2,000,000 at June 30, 2011 and has incurred losses from continuing operations and/or net losses in two out of its three most recent fiscal years ended December 31, 2010.

On October 4, 2011 the Partnership submitted a compliance plan (the “Compliance Plan”) to the NYSE Amex setting forth its plan for regaining compliance with the continued listing standards of the NYSE Amex as set forth in Part 10 of the NYSE Amex Company Guide.

The Compliance Plan is now subject to review by the Corporate Compliance Department of the NYSE Amex and the Partnership expects to receive a determination from the Compliance Department by the end of the current fiscal quarter. If the Corporate Compliance Department of the NYSE Amex determines that the Compliance Plan does not reasonably demonstrate the Partnership’s ability to regain compliance with Section 1003(a)(i) of the Company Guide, or if the Partnership otherwise fails to make progress consistent with the Compliance Plan, then the Corporate Compliance Department of the NYSE Amex will provide written notice that the Partnership’s Depositary Receipts are subject to delisting from the NYSE Amex.  At that time, the Partnership will be permitted to appeal the determination of the Corporate Compliance Department to a Listing Qualifications Panel.  Failure to maintain the listing of the Partnership’s Depositary Receipts on the NYSE Amex could have a material adverse effect on the Partnership’s financial condition and results of operations.

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
Dated: November 14, 2011

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.