Form 10-K
period 2011-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2012-03-12
CIK 746514

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          At June 30, 2011, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $48,059,978 based on the closing price of the registrant's traded securities on the NYSE Amex Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

          Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

          All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

          As of March 1, 2012, there were 105,188 of the registrant's Class A units (3,155,628 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

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

        The authorized capital of the Partnership is represented by three classes of partnership units ("Units"). There are two categories of limited partnership interests ("Class A Units" and "Class B Units") and one category of general partnership interests (the "General Partnership Units"). The Class A Units were initially issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Each Class A Unit is exchangeable for 30 publicly traded depositary receipts ("Receipts"), which are currently listed on the NYSE Amex Exchange and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the "General Partner"). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest, and the General Partnership Units represent a 1% ownership interest.

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

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 43.2% and 57%, the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3%, respectively. The Partnership's interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation." See Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures" for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into a lease agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 47 individuals at the Properties and 19 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 1, 2012, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        As of February 1, 2012, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of February 1, 2012, the Partnership owned between a 40-50% interest in nine residential and mixed use complexes, the Investment Properties, with a total of 799 residential units, one commercial unit, and a parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

Unit Distributions

        Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

        All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

        In 2011 and 2010, the Partnership paid four quarterly distributions of an aggregate of $28.00 per Unit ($0.93 per Receipt) for a total payment of 3,681,566 in 2011 and $3,687,600 in 2010. In February 2012, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt), payable on March 31, 2012.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-thirtieth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1,500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2011, the Partnership has repurchased 1,194,960 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

        On September 17, 2008, the Partnership completed the issuance of an aggregate of 6,642 Class A Units held in treasury to current holders of Class B and General Partner Units upon the simultaneous retirement to treasury of 6,309 Class B Units and 333 General Partner Units pursuant to an equity distribution plan authorized by the Board of Directors of the General Partner on August 8, 2008 and as further described under Item 3.02 of the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2008, which is incorporated herein by reference. Harold Brown, the treasurer of the General Partner, controls 75% of the issued and outstanding Class B Units of the Partnership and 75% of the issued and outstanding equity of the General Partner, Ronald Brown, the brother of Harold Brown and the president of the General Partner, owns 25% of the issued and outstanding Class B Units of the Partnership and 25% of the issued and outstanding equity of the General Partner. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

Property Transactions

        In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts. The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing. The interest rate as of December 31, 2011 was 4.25%. The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization. The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000. There were no prepayment penalties. The balance of the mortgage outstanding at December 31, 2011 is $2,000,000.

        On March 25, 2010, the Partnership refinanced the Brookside Apartments. The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%. The loan is a ten year note however it is being amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties. The balance of the mortgage outstanding at December 31, 2011 is $2,760,540.

        On May 18, 2011, the Partnership sold Avon Street Apartments, a 66 unit residential apartment complex located at 130 Avon Street, Malden, Massachusetts. The sales price was $8,750,000, which resulted in a financial statement gain of approximately $7,700,000. The net proceeds of the sale, of approximately $5,444,000 were held by a qualified intermediary in order for the Partnership to structure a tax free exchange in accordance with Section 1031 of the IRS code. This tax free exchange was completed with the purchase of Battle Green Apartments as described below.

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%. After paying off the existing loan of $3,998,573, approximately

$1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123.

        During 2011, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,619,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Olde English , 62 Boylston Street, School Street, Clovelly, and Hamilton Oaks at a cost of approximately $460,000, 316,000, $275,000, $187,000, $186,000, $186,000 and $175,000 respectively. The Partnership plans to invest approximately $1,837,000 in capital improvements in 2012.

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

  •
  a lessening of demand for the multifamily and commercial units that we own;

  •
  competition from other available multifamily residential and commercial units and changes in market rental rates;

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

  •
  the perception of tenants and prospective tenants as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and

  •
  the Partnership does not carry directors and officers insurance.

        We are dependent on rental income from our multifamily apartment complexes and commercial properties.    If we are unable to attract and retain tenants or if our tenants are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders will be adversely affected.

        Our multifamily apartment complexes and commercial properties are subject to competition.    Our properties and joint venture investments are located in developed areas that include other properties. The properties also compete with other rental alternatives, such as condominiums, single and multifamily rental homes, owner occupied single and multifamily homes, and commercial properties in attracting tenants. This competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

        The properties we own are concentrated in Eastern Massachusetts and Southern New Hampshire.    Our performance, therefore, is linked to economic conditions and the market for available rental housing and commercial space in these states. A decline in the market for apartment housing and/or commercial properties may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

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

        We are subject to risks associated with development, acquisition and expansion of multifamily apartment complexes and commercial properties.    Development projects and acquisitions and expansions of apartment complexes are subject to a number of risks, including:

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families and related entities owned approximately 34% of our depositary receipts as of December 31, 2011. Additionally, management decisions rest with our General Partner without limited partner approval.

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

        We face possible risks associated with the physical effects of climate change.    We cannot predict with the certainty whether climate change is occurring and, if so at what rate. However, the physical effects of climate change could have a material effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. Proposed federal legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

        Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.    In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners, including personally identifiable information of our tenants and employees, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

        See also "Item 13. Certain Relationships and Related Transactions and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 2,251 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2012, the principal amount outstanding under any mortgages as of December 31, 2011, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2011	Maturity Date of Mortgage
Battle Green LLC	48 units		2	$4,969,431	2026
34–42 Worthen Road	0 three-bedroom	N/A		4.95%
Lexington, MA	24 two-bedroom	$1,746–2,050
	24 one-bedroom	$1,435–1,695
	0 studios	N/A
Boylston Downtown L.P.	269 units		0	$19,500,000	2013
62 Boylston Street	0 three-bedroom	N/A		4.84%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,550–2,200
	216 studios	$1,150–1,750
Brookside Associates, LLC	44 units		0	$2,760,540	2020
5-7–10-12 Totman Road	0 three-bedroom	N/A		5.81%
Woburn, MA	34 two-bedroom	$1,100–1,305
	10 one-bedroom	$1,075–1,150
	0 studios	N/A
Clovelly Apartments L.P.	103 units		2	$4,160,000	2023
160–170 Concord Street	0 three-bedroom	N/A		5.62%
Nashua, NH	53 two-bedroom	$865–1,225
	50 one-bedroom	$750–925
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three-bedroom	$1,650–2,300		5.65%
Allston, MA	4 two-bedroom	$1,600
	1 one-bedroom	$750
	1 studio	$875
Commonwealth 1144 L.P.	261 units		0	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three-bedroom	N/A		5.61%
Allston, MA	11 two bedroom	$1,025–1,400
	109 one-bedroom	$850–1,400
	141 studios	$875–1,075

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2011	Maturity Date of Mortgage
Courtyard at Westgate, LLC	20 units		0	$2,000,000	2015
105–107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,450–1,900
	8 one-bedroom	$1,175–1,365
	0 studios	N/A
Dean Street Associates, LLC	69 units		2	$5,308,718	2014
38–48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$1,150–1,275
	3 one-bedroom	$1,025
	0 studios	N/A
Executive Apartments L.P	72 units		1	$2,415,000	2023
545–561 Worcester Road	1 three-bedroom	$1,250		5.59%
Framingham, MA	47 two-bedroom	$950–1,125
	24 one-bedroom	$725–1,075
	0 studios	N/A
Hamilton Oaks Associates, LLC	268 units		9	$11,925,000	2023
30–50 Oak Street Extension	0 three-bedroom	N/A		5.59%
40–60 Reservoir Street	96 two-bedroom	$1,140–1,275
Brockton, MA	159 one-bedroom	$850–1,025
	13 studios	$745–850
Highland Street Apartments L.P.	36 units		0	$1,050,000	2023
38–40 Highland Street	0 three-bedroom	N/A		5.59%
Lowell, MA	24 two-bedroom	$825–975
	10 one-bedroom	$775–850
	2 studios	$750–775
Linhart L.P	9 units		0	$2,000,000	2014
4–34 Lincoln Street	0 three-bedroom	N/A		4.25%
Newton, MA	0 two-bedroom	N/A
	5 one-bedroom	$750–1,050
	4 studios	$925–975
Nashoba Apartments L.P.	32 units		0	$2,000,000	2013
284 Great Road	0 three-bedroom	N/A		5.30%
Acton, MA	32 two-bedroom	$1,115–1,325
	0 one-bedroom	N/A
	0 studios	N/A
North Beacon 140 L.P.	65 units		0	$6,937,000	2023
140–154 North Beacon Street	10 three-bedroom	$1,950–2,300		5.59%
Brighton, MA	54 two-bedroom	$1,550–1,820
	1 one-bedroom	$800
	0 studios	N/A
Olde English Apartments L.P.	84 units		2	$3,080,000	2023
703–718 Chelmsford Street	0 three-bedroom	N/A		5.63%
Lowell, MA	47 two-bedroom	$935–1,200
	30 one-bedroom	$885–975
	7 studios	$825–875
Redwood Hills L.P.	180 units		5	$6,743,000	2023
376–384 Sunderland Road	0 three-bedroom	N/A		5.59%
Worcester, MA	89 two-bedroom	$950–1,175
	91 one-bedroom	$800–975
	0 studios	N/A

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2011	Maturity Date of Mortgage
River Drive L.P.	72 units		0	$3,465,000	2023
3–17 River Drive	0 three-bedroom	N/A		5.62%
Danvers, MA	60 two-bedroom	$1,000–1,150
	5 one-bedroom	$800–975
	7 studios	$800–875
School Street 9, LLC	184 units		6	$15,602,731	2013
9 School Street	0 three-bedroom	N/A		5.47%
Framingham, MA	96 two-bedroom	$1,085–1,295
	88 one-bedroom	$900–1,065
	0 studios	N/A
WCB Associates, LLC	180 units		2	$7,000,000	2023
10–70 Westland Street	1 three-bedroom	$1,100		5.66%
985–997 Pleasant Street	94 two-bedroom	$995–1,100
Brockton, MA	85 one-bedroom	$820–930
	0 studios	N/A
Westgate Apartments, LLC	220 units		1	$8,378,033	2014
2–20 Westgate Drive	0 three-bedroom	N/A		7.07%
Woburn, MA	110 two-bedroom	$1,125–1,400
	110 one-bedroom	$870–1,275
	0 studios	N/A

        Current free rent concessions would result in an average reduction in unit rents of less than $8.50 per month per unit. Free rent expense amortized in 2011 was approximately $231,000, compared to approximately $208,000 in 2010.

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The purchase price equates to a capitalization rate of 5.0% on the trailing 12 months actual net operating income provided by the seller. Net operating income is equal to earnings before interest, depreciation and income taxes. Based on the Partnerships operating expectation, the capitalization rate for this investment is 6.2%. The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Proceeds for the financing were used to pay off the loan from Harold Brown and the balance was deposited in the Partnerships operating account. Principal payments will be made using a 30 year amortization schedule. See Note 2 to the Consolidated Financial statements for additional information.

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2012.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2011	Maturity Date of Mortgage
Riverside Apartments	19 units		0	—	—
8–20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,225–1,350
	5 one-bedroom	$1,200–1,300
	2 studios	$975–1,025

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2012, the commercial space had a 0% vacancy rate, and the average rent per square foot was $24.64. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $25,620 per year through June 30, 2016. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2012, the commercial space was fully occupied, and the average rent per square foot was $12.00. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $34,018 per year through November 2015. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,555 square feet of rentable commercial space. As of February 1, 2012, the commercial space was fully occupied, and the average rent per square foot was $24.35. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2012, and the average rent per square foot as of that date was $31.32. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. As of December 31, 2011, the mortgage had an outstanding balance $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2012, Staples Plaza was fully occupied, and the average net rent per square foot was $23.87.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of approximately 6,000 square feet of rentable commercial space. The property was fully rented at an average rent of $37.92 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. The mortgage balance at December 31, 2011 is $1,567,232 the interest rate is 5.75% and matures in January 2018.

        HAMILTON CYPRESS LLC.    In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of approximately 20,000 square feet of rentable commercial space. The property was fully rented at an average rent of $36.94 per square foot. Three leases covering 12,840 sq feet are expiring on March 31, 2012. The new or renewal rents are expected to be approximately $30.00 per square foot resulting in a decrease in rental income of approximately $90,000 per year. The Partnership assumed a mortgage of approximately $4,011,000. The mortgage balance at December 31, 2011 is $3,769,927; the interest rate is 5.92% and matures in May 2013.

        The following information is provided for commercial leases:

Thru December 31,	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of Annual base rent for expiring leases
2012	$745,785	21,843	14	25%
2013	262,941	9,919	6	9%
2014	550,459	27,884	9	18%
2015	223,014	6,595	4	7%
2016	759,741	30,285	6	25%
2017	305,641	7,523	2	10%
2018	0	0	0	0%
2019	123,200	3,850	1	3%
2020	64,657	1,106	1	1%
2021	64,800	1,800	1	2%

Totals	$3,100,238	110,805	44	100%

        Commercial rental income is accounted for using the straight line method. Forty percent of our commercial leases contain rent escalations which range from $0.50 – $2.00 per square foot per year.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2011	Maturity Date of Mortgage
345 Franklin, LLC	40 Units		0	$7,019,119	2014
345 Franklin Street	0 three-bedroom	N/A		6.90%
Cambridge, MA	39 two-bedroom	$2,075–2,450
	1 one-bedroom	$1,850
	0 studios	N/A
Hamilton on Main Apartments, LLC	148 Units		0	$15,887,203	2015
223 Main Street	0 three-bedroom	N/A		5.18%
Watertown, MA	93 two-bedroom	$1,300–1,725
	31 one-bedroom	$1,150–1,475
	24 studios	$950–1,175
Hamilton Minuteman, LLC	42 Units		1	$5,500,000	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,400–1,700
	2 one-bedroom	$1,400–1,500
	0 studios	N/A

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2011	Maturity Date of Mortgage
Hamilton Essex 81 LLC	49 Units		0	$8,642,041	2015
Residential	0 three-bedroom	N/A		5.79%
81–83 Essex Street	11 two-bedroom	$1,355–2,050
Boston, Massachusetts	38 one-bedroom	$1,240–1,445
	0 studios	N/A
Hamilton Essex Development LLC	Parking Lot			$2,144,796	2012
Commercial				2.55%
81–83 Essex Street
Boston, Massachusetts
Hamilton 1025, LLC	48 Units		1	$4,995,487	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,400–1,550
Quincy, Massachusetts	16 one-bedroom	$1,150–1,325
	0 studios	N/A
Hamilton Bay, LLC(A)	15 Units		0	$1,668,000	2013
Units held for sale	0 three-bedroom	N/A		5.75%
165–185 Quincy Shore Drive	0 two-bedroom	N/A
Quincy, Massachusetts	15 one-bedroom	$1,300–1,450
	0 studios	N/A
Hamilton Bay Apartments, LLC	48 Units		0	$4,750,000	2017
165–185 Quincy Shore Drive	0 three-bedroom	N/A		5.57%
Quincy, Massachusetts	24 two-bedroom	$1,250–1,700
	24 one-bedroom	$1,250–1,635
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units		2	$89,733,192	2019
175–185 Freeman Street,	71 three-bedroom	$2,050–3,995		5.57%
Brookline,	227 two-bedroom	$2,000–3,325
Massachusetts	111 one-bedroom	$1,550–2,450
	0 studios
Current free rent concessions would result in an average reduction in unit rents of less than $4.00 per month per unit.

(A)
Represents unsold units at February 1, 2012.

        345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at December 31, 2011 of approximately $7,019,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2011, the remaining balance on the mortgage is approximately $15,887,000.

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

        HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Essex Development, LLC, or the parking lot is $2,144,796 with a variable interest rate of 2.25% over the daily Libor rate (0.3% at December 31, 2011) and was originally due in August 2011. This loan was extended to August 2012 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. At December 31, 2011, the mortgage balance is approximately $4,995,000. This investment is referred to as Hamilton 1025, LLC.

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

This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of February 1, 2012, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,668,000 at December 31, 2011. This investment is referred to as Hamilton Bay, LLC.

        HAMILTON PARK TOWERS, LLC On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $89,733,000 at December 31, 2011. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 3, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. This loan will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the year ended December 31, 2011 and 2010 was $238,673 and $414,740, respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. The total monthly amortization was approximately $407,000 which at 40% reduced the Partnership's income by approximately $163,000 per month. For the year ended December 31, 2010 the total amortization in connection with these leases was approximately $4,073,000, of which the Partnership's share was approximately $1,629,000. The intangible asset was fully amortized effective November 2010. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park. See Note 18 for subsequent principle payment to HBC.

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

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Each Class A Unit is exchangeable, through Computershare Trust Company ("Computershare") (formerly Equiserve LP), the Partnership's Depositary Agent, for 30 Depositary Receipts ("Receipts"). The Receipts are listed and publicly traded on the NYSE Amex Exchange under the symbol "NEN." There has never been an established trading market for the Class B Units or General Partnership Units.

        In 2011, the high and low bid quotations for the Receipts were $24.84 and $20.45 respectively. The table below sets forth the high and low bids for each quarter of 2011 and 2010 and the distributions paid on the Partnership's Depositary Receipts:

        Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership. All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

	2011				2010
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$21.35	$22.58	$22.27	$0.233	$17.58	$22.67	$22.67	$0.233
Second Quarter	$21.75	$23.85	$22.90	$0.233	$18.40	$23.33	$20.00	$0.233
Third Quarter	$20.53	$24.00	$22.98	$0.233	$19.50	$21.86	$21.66	$0.233
Fourth Quarter	$20.45	$24.84	$23.75	$0.233	$20.67	$23.33	$22.00	$0.233

Distribution to Limited & General Partners were:

	2011	2010
Class A—Limited Partners (80%)	$2,945,253	$2,950,080
Class B—Limited Partners (19%)	699,497	700,644
Class C—General Partner (1%)	36,816	36,876

Total	$3,681,566	$3,687,600

        On March 1, 2012, the closing price on the NYSE Amex Exchange for a Depositary Receipt was $27.41. There were 3,022,398 Depositary Receipts outstanding and 4,441 Units (representing 133,230 receipts) held by 1,124 record holders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In each of 2011 and 2010, the Partnership made total distributions of $28.00 per Unit, ($0.93 per Receipt). The total value of the distribution in 2011 was $3,681,566 and $3,687,600 in 2010. In January 2012, the Partnership declared a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2012.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units. The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On

January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2011, the Partnership has repurchased 1,194,960 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

NYSE Amex Compliance

        On September 9, 2011, the Partnership received a notification letter from the Corporate Compliance Department of the NYSE Amex LLC (the "NYSE Amex") indicating that as of June 30, 2011 the Partnership was not in compliance with the minimum stockholders' equity requirement for continued listing of the Partnership's Depositary Receipts on the NYSE Amex. Specifically, the Partnership was not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide (the "Company Guide") since it reported stockholders' equity of less than $2,000,000 at June 30, 2011 and had incurred losses from continuing operations and/or net losses in two out of its three most recent fiscal years ended December 31, 2010.

        The Partnership was afforded the opportunity to submit a plan of compliance (the "Compliance Plan") to the NYSE Amex and on October 4, 2011 the Partnership presented its Compliance Plan to the NYSE Amex.

        On November 10, 2011, the NYSE Amex notified the Partnership that it accepted the Partnership's Compliance Plan. On January 6, 2012, the NYSE Amex notified the Partnership that as a result of the

Partnership's 3-for-1 forward split of its Depositary Receipts on January 3, 2012, the Partnership has resolved it continued listing deficiency and now qualifies for the market capitalization exception in Section 1003(a) of the Company Guide.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., the NYSE Amex Composite Index,
and the FTSE NAREIT All REITs Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The information required by this Item is included on page 47 of this Form 10-K.

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

  •
  Any weakness identified in the Partnership's internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership's business.

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

        In 2011, our local economy improved at a pace faster than at the national level. The supply and demand imbalance in favor of the property owner has occurred due to the combination of local employment gains, limited new rental housing and continued stringent single family lending standards. Although the regional industry average rental vacancy was 4%, our portfolio's average vacancy for the year was under 2%. These events created upward pressure on rental rates for both new and renewing leases. In addition, property owners are seeing the virtual elimination of concessions and leasing commissions. Management expects revenues for 2012 to outpace 2011 given the 4th quarter revenues that are already in place for the majority of 2012.

        As anticipated, revenue for 2011 increased by 5.6% or approximately $1,800,000 compared to 2010. Despite an extremely cold and white winter, any increases in operating expenses were offset by wholesale declines in bad debt, administrative expenses, leasing commissions and rental concessions. For the entire year, operating expenses, excluding non cash expense of depreciation and amortization, were only 2.2% above previous year's experience resulting in an 8.8% increase in core Net Operating Income. . Management is forecasting another year of revenue growth and barring a repeated winter of 2011, expects operating expenses to remain stagnant. These improvements will be the result of revenue already in place, expected increases given market conditions and the further reductions in leasing commission costs and bad debt.

        The Joint Ventures are experiencing similar occupancy, revenue and operating expense improvements. Dexter Park, the largest joint venture, is expected to outperform 2011 on all facets of operations. In contrast to occupancy when acquired (94%), Dexter Park had one vacant unit at year end and will continue to see revenue grow.

        Management believes opportunities exist within the portfolio's maturing long term debt and will be balancing the debt levels and interest rate opportunities during 2012. Though the Stock Repurchase program is current, there were no shares repurchased during 2011. Management continues to balance the investment alternatives against cash liquidity and current share price. Management believes the recent increase in distributions in 2012 is appropriate given the sustained performance of the portfolio balanced against future earnings that the Partnership will be incurring.

        The Stock Repurchase Program that was initiated in 2007 has purchased 1,194,960 Depositary Receipts through February 2012 or 29% of the outstanding class A Depositary Receipts. The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's and Joint Ventures' Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 36% of the total properties and 45% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

        At March 1, 2012, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 39% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also controls 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. One of NewReal's directors, Roberta Ornstein also owns immaterial amounts of the Partnership's Class A receipts. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

        Residential tenants sign a one year lease. In 2011, tenant renewals were approximately 60% with an average rental increase of approximately 2%, new leases accounted for approximately 40% with rental rate increases of approximately 2% to 4%. In 2011, leasing commissions decreased approximately 42% from 2010, while tenant concessions decreased approximately 37% from 2010. Tenant improvements were approximately $1,195,000 in 2011, compared to approximately $1,388,000in 2010, a decrease of approximately $193,000 (14%).

        Hamilton accounted for approximately 4.4% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2011 and 6.5% in the year ended December 31, 2010. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. However, several of the larger Partnership properties have their own maintenance staff. Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 69% and 76% of the legal services paid for by the Partnership during the years ended December 31, 2011 and 2010, respectively.

        Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

        The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2011, Hamilton provided the Partnership approximately $56,000 in construction and architectural services, compared to $32,000 for the year ended December 31, 2010.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2011, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. In 2012, Hamilton will charge the Partnership $125,000 for bookkeeping and accounting services ($31,250 per quarter.)

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

RESULTS OF OPERATIONS

Years Ended December 31, 2011 and December 31, 2010

        The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $11,365,000 during the year ended December 31, 2011, compared to approximately $10,339,000 for the year ended December 31, 2010, an increase of approximately $1,025,000 (9.9%).

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2012	February 1, 2011
Residential
Units	2,270	2,288
Vacancies	32	79
Vacancy rate	1.4%	3.5%
Commercial
Total square feet	110,949	110,949
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2011		2010
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$33,958	$33,609	$32,726	$31,816
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$633	$633	$653	$653

        Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
Revenues:
Rental income	$33,608,799	$31,816,175	$1,792,624	5.6%
Laundry and sundry income	426,803	439,782	(12,979)	(3.0)%

	34,035,602	32,255,957	1,779,645	5.5%

Expenses
Administrative	1,707,408	1,772,599	(65,191)	(3.7)%
Depreciation and amortization	5,910,746	5,531,509	379,237	6.9%
Management fees	1,404,467	1,330,157	74,310	5.6%
Operating	4,080,647	3,784,401	296,246	7.8%
Renting	365,110	528,686	(163,576)	(30.9)%
Repairs and maintenance	5,056,054	4,886,724	169,330	3.5%
Taxes and insurance	4,146,554	4,082,588	63,966	1.6%

	22,670,986	21,916,664	754,322	3.4%

Income Before Other Income and Discontinued Operations	11,364,616	10,339,293	1,025,322	9.9%

Other Income (Loss)
Interest expense	(7,965,422)	(8,053,628)	88,206	(1.1)%
Interest income	3,861	5,932	(2,071)	(34.9)%
(Loss) from investment in unconsolidated joint ventures	(1,913,800)	(3,869,996)	1,956,196	(50.5)%
Other income (loss)	—	(700)	700	(100.0)%

	(9,875,361)	(11,918,392)	2,043,031	(17.1)%

Income (loss) from Continuing Operations	1,489,255	(1,579,099)	3,068,353	(194.3)%

Discontinued Operations
Income from discontinued operations	81,567	219,867	(138,300)	(62.9)%
Gain on the sale of real estate from discontinued operations	7,720,459	—	7,720,459	100.0%

	7,802,026	219,867	7,582,159	3,448.5%

Net Income (loss)	$9,291,281	$(1,359,232)	$10,650,512	(783.6)%

        Rental income from continuing operations for the year ended December 31, 2011 was approximately $33,609,000, compared to approximately $31,816,000 for the year ended December 31, 2010, an increase of approximately $1,793,000 (5.6%). There are a number of factors which can be attributed to this increase as follows: the acquisition of the Battle Green Apartments in June 2011 resulted in an increase of approximately $552,000; the amortization in 2010 of approximately $404,000 in connection with the free rents granted to tenants; a approximately 2% drop in the vacancies; and rental rate increases of approximately 2% - 4% in 2011. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Hamilton Oaks, Westgate Woburn, Westside Colonial and 1144 Commonwealth Avenue with increases of approximately $184,000, $151,000, $58,000, $55,000 and $38,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

        Operating expenses from continuing operations for the year ended December 31, 2011 were approximately $22,671,000 compared to approximately $21,917,000 for the year ended December 31, 2010, an increase of approximately $754,000 (3.4%). The most significant factors contributing to this increase were an increase in depreciation and amortization expenses of approximately $379,000 (6.9%) due to the acquisition of the Battle Green Apartments in June 2011; an increase in operating expenses of approximately $296,000 (7.8%) due to increases in snow removal and water and sewer charges, an increase in repairs and maintenance expenses of approximately $169,000 (3.5%) due to repairs at the properties to maintain occupancy and an increase in taxes and insurance of approximately $64,000 (1.6%) due to increases in real estate taxes.

        These increases are offset by a decrease in renting expenses of approximately $164,000 (30.9%) due to a decrease in rental commissions and related rental expenses due to the increased demand for apartments and the lower vacancy levels, and a decrease in administrative expenses of approximately $65,000 (3.7%) due to a decrease in administrative payroll.

        Interest expense for the year ended December 31, 2011 was approximately $7,965,000 compared to approximately $8,054,000 for the year ended December 31, 2010, a decrease of approximately $89,000 (1.1%). This decrease is due to a lower level of debt in 2011 compared to 2010.

        At December 31, 2011, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $1,914,000 for the year ended December 31, 2011, compared to approximately $3,870,000 for the year ended December 31, 2010, a decrease in the loss of approximately $1,956,000. This decrease in loss is due to the amortization of the in place leases of approximately $1,600,000 in 2010. Included in the loss for the year ended December 31, 2011 is depreciation and amortization expense of approximately $3,707,000. The allocable loss for the year ended December 31, 2011 associated with the October 2009 investment in Dexter Park is approximately $1,152,000 of which approximately $2,279,000 is depreciation and amortization.

        Interest income for the year ended December 31, 2011 was approximately $3,900 compared to approximately $5,900 for the year ended December 31, 2010, a decrease of approximately $2,000. This decrease is due to a drop in interest rates as well as a decrease in cash available for investment.

        In June 2011, the Partnership sold the Avon Street Apartments located in Malden, Massachusetts. The net income from Avon Street for 2011was approximately $82,000 and the gain on the sale of Avon Street was approximately $7,720,000. This is included in income from discontinued operations.

        As a result of the changes discussed above, net income for the year ended December 31, 2011 was approximately $9,291,000 compared to a loss of approximately $1,359,000 for the year ended December 31, 2010, an increase in income of approximately $10,650,000.

Years Ended December 31, 2010 and December 31, 2009 (as adjusted for discontinued operations)

        The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $10,688,000 during the year ended December 31, 2010, compared to approximately $11,170,000 for the year ended December 31, 2009, a decrease of approximately $482,000.

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2011	February 2, 2010
Residential
Units	2,288	2,288
Vacancies	79	63
Vacancy rate	3.5%	2.8%
Commercial
Total square feet	110,949	110,949
Vacancy	0	2,384
Vacancy rate	0%	2.1%

	Rental Income (in thousands) Year Ended December 31,
	2010		2009
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$32,726	$31,816	$32,828	$31,956
Residential percentage	90%	90%	91%	91%
Commercial percentage	10%	10%	9%	9%
Contingent rentals	$653	$653	$583	$583

        Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

	Year Ended December 31,
			Dollar Change	Percent Change
	2010	2009
Revenues:
Rental income	$31,816,175	$31,956,150	(139,975)	(0.4)%
Laundry and sundry income	439,782	406,005	33,777	8.3%

	32,255,957	32,362,155	(106,198)	(0.3)%

Expenses
Administrative	1,772,599	1,757,143	15,456	0.9%
Depreciation and amortization	5,531,509	5,754,785	(223,276)	(3.9)%
Management fees	1,330,157	1,304,687	25,470	2.0%
Operating	3,784,401	3,922,974	(138,573)	(3.5)%
Renting	528,686	523,477	5,209	1.0%
Repairs and maintenance	4,886,724	4,697,769	188,955	4.0%
Taxes and insurance	4,082,588	3,594,388	488,200	13.6%

	21,916,664	21,555,223	361,441	1.7%

Income Before Other Income and Discontinued Operations	10,339,293	10,806,932	(467,639)	(4.3)%

Other Income (Loss)
Interest expense	(8,053,628)	(7,810,983)	(242,645)	3.1%
Interest income	5,932	44,739	(38,807)	(86.7)%
Casualty income	—	15,696	(15,696)	(100.0)%
(Loss) from investment in unconsolidated joint ventures	(3,869,996)	(1,687,258)	(2,182,738)	129.4%
Other income (loss)	(700)	4,493	(5,193)	(115.6)%

	(11,918,392)	(9,433,313)	(2,485,079)	26.3%

Income (loss) from Continuing Operations	(1,579,099)	1,373,619	(2,952,718)	(215.0)%

Discontinued Operations
Income (loss) from discontinued operations	219,867	238,919	(19,052)	(8.0)%
Gain on the sale of real estate from discontinued operations	—	—	—	—

	219,867	238,919	(19,052)	(8.0)%

Net Income (loss)	$(1,359,232)	$1,612,538	$(2,971,770)	(184.3)%

        Rental income from continuing operations for the year ended December 31, 2010 was approximately $31,816,000, compared to approximately $31,956,000 for the year ended December 31, 2009, a decrease of approximately $140,000 (0.4%). This decrease is due to the amortization of approximately $404,000 in connection with the free rent granted to tenants. The majority of Partnership Properties had increases in rental revenue; the ones with the most significant increases include Westgate Woburn, 62 Boylston Street, Redwood Hills, North Beacon Street, and 1131 Commonwealth Avenue with increases of approximately $104,000, $92,000, $91,000, $75,000 and $70,000.

        Operating expenses from continuing operations for the year ended December 31, 2010 were approximately $21,917,000 compared to approximately $21,555,000 for the year ended December 31, 2009, an increase of approximately $362,000 (1.7%). The most significant factors contributing to this decrease were an increase in taxes and insurance of approximately $488,000 due primarily to real estate tax increases and an increase in repairs and maintenance expenses of approximately $189,000 due to repairs at many properties to maintain occupancy.

        These increases are offset by a decrease in depreciation and amortization expense of approximately $223,000 (3.9%) due to the significant amount of 5-10 year property becoming fully depreciated: and a decrease in operating expenses of approximately $138,000 (3.5%) due to lower snow removal costs due a milder winter in 2010 and lower utility costs due in part to the installation of new more efficient heating systems.

        Interest expense for the year ended December 31, 2010 was approximately $8,054,000 compared to approximately $7,811,000 for the year ended December 31, 2009, an increase of approximately $243,000 (3.1%). This increase is due to a higher average level of debt in 2010 compared to 2009.

        At December 31, 2010, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $3,870,000. Included in this loss is depreciation and amortization expense of approximately $5,222,000. The allocable loss associated with the October 2009 investment in Dexter Park is approximately $2,956,000 of which approximately $3,771,000 is depreciation and amortization. The allocable amortization expense at Dexter Park was approximately $1,600,000 less in 2011. In 2009, the Partnership's share of loss was approximately $1,687,000.

        Interest income for the year ended December 31, 2010 was approximately $5,900 compared to approximately $45,000 for the year ended December 31, 2009, a decrease of approximately $39,000. This decrease is due to a drop in interest rates as well as a decrease in cash available for investment.

        In June 2011, the Partnership sold the Avon Street Apartments located in Malden, Massachusetts. The net income from Avon Street for 2010 was approximately $220,000 and is included in income from discontinued operations.

        As a result of the changes discussed above, net loss for the year ended December 31, 2010 was approximately $1,359,000 compared to net income of approximately $1,612,000 for the year ended December 31, 2009, a decrease in income of approximately $2,972,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2011 and 2010 was the collection of rents and refinancing of Partnership properties. The majority of cash and cash equivalents of $4,050,157 at December 31, 2011 and $3,245,361 at December 31, 2010 were held in interest bearing accounts at creditworthy financial institutions.

        This increase of $804,796 at December 31, 2011 is summarized as follows:

	Year Ended December 31,
	2011	2010
Cash provided by operating activities	$9,091,123	$8,313,602
Cash (used in) investing activities	(2,980,150)	(1,250,539)
Cash (used in) provided by financing activities	(1,624,611)	(2,468,854)
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(540,911)
Distributions paid	(3,681,566)	(3,687,600)

Net increase (decrease) in cash and cash equivalents	$804,796	$365,698

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to the acquisition of Battle Green Apartments in June 2011, significant improvements to Partnership properties offset by the sale of Avon Street in May 2011. The decrease in cash used in financing activities is due to the refinancing of properties in 2011, the buyback of receipts in 2010 and the principal pay down of mortgage notes payable in 2010. The Partnership did not buy any receipts in 2011.

        During 2011, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,619,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Olde English, 62 Boylston Street, School Street, Clovelly, Redwood Hills, and Hamilton Oaks, at a cost of approximately $460,000, $316,000, $275,000, $187,000, $186,000, $186,000, and $175,000 respectively. The Partnership plans to invest approximately $1,837,000 in capital improvements in 2012.

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%. After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123.

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

        In 2010 the Partnership repurchased 20,688 Class A Depositary Receipts, 164 Class B Units and 9 General Partnership Units for a total cost of $540,911 ($432,920, $102,591 and $5,400 respectively). The purchase was funded from cash received from the refinancing of Partnership properties in 2010 and 2009. There were no purchases of Depositary Receipts in 2011.

        On March 25, 2010, the Partnership refinanced the NERA Brookside Associates, LLC. The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%. The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties.

        In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts. The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing. The interest rate as of December 31, 2011 was 4.25%. The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization. The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000.

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is $89,733,000 at December 31, 2011. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 3, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. This loan will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the year ended December 31, 2011 and 2010 was approximately $238,673 and $414,740, respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. The total monthly amortization was approximately $407,000 which at 40% reduced the Partnership's income by approximately $163,000 per month. For the year ended December 31, 2010 the total amortization in connection with these leases was approximately $4,073,000, of which the Partnership's share was approximately $1,629,000. The intangible asset was fully amortized effective November 2010. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park. See Form 8-K filed on January 13, 2010 for more information regarding this acquisition.

        During the year ended December 31, 2011, the Partnership received distributions of approximately $1,400,000 from the investment properties of which $970,000 was from Dexter Park. In 2012, Dexter Park will increase principal payments on its mortgage by approximately $1,000,000. The Partnership's share of this increased amortization is approximately $400,000, which may result in a decrease in the distributions from the investment properties.

        The Partnership paid quarterly distributions of $7.00 per Unit ($0.23 per Receipt) on March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011. The total distributions paid during the year ended December 31, 2011 were $3,681,566 and $3,687,600 during the year ended December 31, 2010.

        In January 2012, the Partnership approved a distribution of $7.50 per Unit ($0.25 per Receipt) payable March 31, 2012.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

        As of December 31, 2011, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2011, our proportionate share of the non-recourse debt related to these investments was approximately $61,107,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships have no other material contractual obligations to be disclosed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2011, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $280,990,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages and note payable mature through 2026. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements—"Mortgage Notes Payable," Note 12 to the Consolidated Financial Statements—"Fair Value Measurements" and Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures."

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

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2011.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable

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

        The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2011.

        Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

        The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen, Roberta Ornstein and David Aloise. The directors of the General Partner hold office until their successors are duly elected and qualified.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	76	Co-General Partner since the Partnerships formation in 1977. Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985), a real estate management company; Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (since 1993); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (since 1996); Director and Treasurer, Brookline Greenspace Alliance (since 1999). Mr. Brown is a graduate of Northeastern University earning a B.A. degree in Mechanical Engineering and an M.S. degree in Engineering Management. Based on Mr. Brown's ownership interest in the Partnership, ownership interest in the Partnership's General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.
Harold Brown, Treasurer and Director (since 1984)	87	Co-General Partner since the Partnerships formation in 1977. Sole proprietor, The Hamilton Company, Inc., manager and developer of residential and commercial real estate (since 1955); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983). Mr. Brown is a graduate of the Massachusetts Institute of Technology. Based on Mr. Brown's ownership interest in the Partnership, ownership interest in the Partnership's General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors

Name and Position	Age	Other Position
Guilliaem Aertsen, IV, Director (since 2002)	64	Director and Chairman of the Partnership's Audit Committee. Chief Executive Officer, Aertsen Ventures LLC (since 1999) a private venture capital firm focused on early stage companies engaged in technology, real estate and distressed financial assets; Director and CFO of CineCast LLC (since 1999); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997) a partnership of corporate investors, housing sponsors and public agencies engaged in the financing of affordable housing and community development projects in Massachusetts and New England; Chairman of the Board of Trustees of the Old South Church (1992-2002); Executive Vice President and member of the senior management group of BankBoston Corporation (1996-1998) ; Executive and management assignments including corporate lending, real estate, capital markets, venture capital and asset management Bank Boston Corporation (1973-1998). Mr. Aertsen is a graduate of Harvard University. Based on Mr. Aertsen's familiarity with the Company as a member of the Board of Directors and as Chairman of the Audit Committee, his experience as a director with several other companies and his banking, management and financial expertise, the Board of Directors concluded that Mr. Aertsen has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.
Roberta Ornstein, Director (since 2007)	62	Director and member of the Partnership's Audit Committee. Managing Director and Head of Product Development Deutsche Asset Management (2002-2005); Vice President and Managing Director, Scudder Investments (1998-2001); Director and Chief Financial Officer, Summit Partners (1997-1998); Vice President, Liberty Financial (1996-1997); Senior Vice President, Shearson Lehman Brothers (1993-1994); Senior Vice President-Treasury Group, The Boston Company (1983-1993). Previous Member of the Board of Directors of the Boston YMCA, the New England Organ Bank and the Town of Brookline, Massachusetts Advisory Committee. Ms. Ornstein is a graduate of Brown University and has earned a Master Degree in Business Administration from Boston College. Based on Ms. Ornstein's financial, managerial and investment management experience, the Board of Directors concluded that Ms. Ornstein has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
David Aloise, Director (since 2007)	57	Director and member of the Partnership's Audit Committee. Founder and principal of Aloise & Associates, LLC (since 2000) a consulting firm that provides advisory, training and credit risk management services; BankBoston Corporation (1979-2000) Director of Commercial Loan Workout, Managing Director Small Business Banking, Vice President Restructured Real Estate, Vice President C & I Loan Workout; Board of Trustees New England Banking Institute; Advisory Board Member Wells Fargo Retail Finance, LLC; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group; Member of the Turnaround Management Association. Mr. Aloise is a graduate of Boston College and the National Commercial Lending Graduate School, University of Oklahoma. Based on Mr. Aloise's experience in banking, credit markets, small business management and business turnarounds, the Board of Directors concluded that Mr. Aloise has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

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

        The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2011 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committee).

        In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

        Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2011 be included in the Partnership's annual report on form 10-K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise
Roberta Ornstein

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2011. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2011 was approximately $1,420,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $75,000 in 2011. The Partnership does not have a written agreement with this individual.

        In 2011, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $501,000 inclusive of construction supervision and architectural fees of approximately $56,000, repairs and maintenance service fees of approximately $263,000, and legal fees of approximately $182,000. The Partnership also paid Hamilton $125,000 for accounting services. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $661,000 from the 40-50% owned Investment Properties of which approximately $539,000 was the management fee, approximately $4,100 was for construction supervision and architectural fees, approximately $75,000 was for maintenance services, $30,000 for legal services, and $3,400 for construction costs. The Advisory Committee held 6 meetings during 2011, and a total of $15,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2011 and a total of $12,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

        The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2011 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 1, 2012, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2012, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 3,022,398 Depositary Receipts had been issued to 903 holders. As of March 1, 2012, there were issued and outstanding 4,441 Class A Units (not including the Depositary Receipts) held by 221 unit holders, 24,982 Class B Units and 1,315 General Partnership Units held by the persons listed below. During 2011, 200 Class A Units were exchanged for 6,000 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2011 by (i) each person known by the Company to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown		(1)(2)		(1)(2)	18,737		75	%(3)		(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Harold Brown 1999 Revocable Trust		(2)		(2)
c/o Saul Ewing LLP 131 Dartmouth Street Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	0		0
39 Brighton Avenue Allston, MA 02134
Ronald Brown	2,872	(5)	2.73	%(5)	6,246		25%			(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0		0
160 Boylston Street #2149 Chestnut Hill, MA 02467
David Aloise	0		0		0		0		0		0
241 Cottage Park Road Winthrop, MA 02152
Roberta Ornstein	178		0.17%		0		0		0		0
160 Boylston Street #2149 Chestnut Hill, MA 02467
NewReal, Inc.	333		0.32%		0		0		1,315		100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	35,311	(6)	33.57	%3(6)	24,982	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,356	(8)	6.04	%(8)	0		0		0		0
50 Udine Street Arlington, MA 02476

(1)
As of March 1, 2012, 507,849 Depositary Receipts are held of record by the HBC Holdings, LLC (HBC). Harold Brown is the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately

  16,928 Class A Units (approximately 16.09% of the outstanding Class A Units). On January 12, 2011, the NERA 1994 Irrevocable Trust transferred 207,849 Depositary Receipts to HBC as partial consideration for additional economic interests in HBC. Also on January 12, 2011, the Harold Brown 1999 Revocable Trust transferred 300,000 Depositary Receipts to HBC as partial consideration for additional economic interest in HBC.

(2)
On October 15, 2009, the Harold Brown 1999 Revocable Trust (1999 Trust) effected an equity exchange with the NERA 1994 Irrevocable Trust (1994 Trust) pursuant to which the 1994 Trust transferred 660,000 Depositary Receipts to the 1999 Trust in exchange for property ownership interests held by the 1999 Trust. On June 4, 2010, the 1994 Trust transferred 90,000 Depositary Receipts to the 1999 Trust as consideration for a 2.18% economic interest in HBC Holdings, LLC ("HBC Holdings'). On January 12, 2011, the 1999 Trust transferred 300,000 Depositary Receipts to HBC as partial consideration for additional economic interest in HBC. As of March 1, 2011, 450,000 Depositary Receipts are held of record by the Harold Brown 1999 Revocable Trust. Harold Brown is the sole beneficiary of the 1999 Trust during his lifetime and is a co-trustee of the 1999 Trust and exercises voting and dispositive control over the Depositary Receipts beneficially owned by the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 15,000 Class A Units (approximately 14.26% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 15,000 Class A Units (approximately 14.26% of the outstanding Class A Units).

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

(5)
Consists of 86,160 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,872 Class A Units.

(6)
Consists of the Class A Units described in Notes (1) and (4) above, plus New Real, Inc. and Ms. Ornstein, as indicated in the table.

(7)
Includes the Class B Units described in Note (2) above.

(8)
Consists of 190,680 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,356 Class A Units.

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 60,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 60,000 to 150,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $15.00 or less. On November 7, 2007, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2009 for up to 150,000 Depositary Receipts at prices up to $33.33 each. On November 4, 2009, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchase through September 30, 2012 for up to 150,000 Depositary Receipts at price up to $28.33 each.

        The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Harold Brown and Ronald Brown are brothers.

        Guilliaem Aertsen and Roberta Ornstein are married.

        There are no other family relationships among any of our directors. Messrs. Aertsen, Aloise and Ms. Ornstein representing a majority of our directors, are determined to be independent under the rules of the NYSE Amex Exchange and the SEC. The board holds regularly scheduled meetings.

        The Partnership invested approximately $34,049,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has between a 40%-50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 57% and the President and five employees of the management company own between 0% and 6.8% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2011 and has reported on the 2011 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Audit Fees
Recurring annual audits and quarterly reviews	$236,000	$262,500

Subtotal	236,000	262,500

Other Audit Related Fees	—	—

Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	80,000	80,000
Tax Planning and research	—	—

Subtotal	80,000	80,000

Other Fees	—	—

Total Fees	$316,000	$342,500

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2011 and 2010 were pre-approved pursuant to the procedures outlined above.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2011 and 2010

    Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

    Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2011, 2010 and 2009

    Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

    Notes to Consolidated Financial Statements

    2. Consolidated Financial Statement Schedules:

    Valuation and Qualifying Accounts

    Other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

  (b)
  Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

 SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
INCOME STATEMENT INFORMATION
Revenues	$34,035,602	$32,255,957	$32,362,155	$31,434,943	$30,106,543
Expenses	22,670,986	21,916,664	21,555,223	22,032,644	21,807,209
Income before other income and discontinued operations	11,364,616	10,339,293	10,806,932	9,402,299	8,299,335
Other (Loss)	(9,875,361)	(11,918,392)	(9,433,313)	(13,060,859)	(7,345,439)
Income (loss)before discontinued operations	1,489,254	(1,579,099)	1,373,619	(3,658,560)	953,896
Discontinued operations	7,802,026	219,867	238,919	10,240,271	232,836
Net (Loss) Income	9,291,281	(1,359,232)	1,612,538	6,581,711	1,186,732
Income (loss)before discontinued operations per Unit	11.33	(11.99)	10.33	(26.56)	5.55
Discontinued operations per Unit	59.34	1.67	1.80	74.33	1.36
Net income (loss) per Unit	70.67	(10.32)	12.13	47.77	6.91
Distributions to Partners per Unit	28.00	28.00	28.00	28.00	28.00
Net income (loss) per Depositary Receipt	2.36	(0.34)	0.40	1.59	0.23
Distributions to Partners per Depositary Receipt	0.93	0.93	0.93	0.93	0.93
BALANCE SHEET INFORMATION
Real Estate, gross	159,123,799	150,818,648	150,411,555	150,344,799	147,125,551
Real Estate, net	98,924,534	92,744,257	95,971,937	98,560,454	96,730,044
Total Assets	125,376,764	121,276,735	129,089,736	125,243,457	124,391,770
Total Debt Outstanding	140,830,212	142,349,260	144,809,354	138,160,262	113,579,904
Partners' Capital	(21,310,852)	(26,920,567)	(21,332,824)	(17,717,182)	2,664,859

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2011	2010	2009	2008	2007
Residential
Units	2,270	2,288	2,288	2,288	2,377
Vacancies	32	79	63	67	46
Vacancy rate	1.4%	3.5%	2.8%	3.0%	1.3%
Commercial
Total square feet	110,949	110,949	110,949	110,949	90,848
Vacancy (in square feet)	0	0	2,384	0	0
Vacancy rate	0%	0%	2.1%	0%	0%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (the "Partnership") as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in partners capital and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Realty Associates Limited Partnership at December 31, 2011 and 2010, and the results of operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
Boston, Massachusetts March 12, 2012

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Rental Properties	$98,924,534	$92,151,239
Property Held for Sale	—	593,018
Cash and Cash Equivalents	4,050,157	3,245,361
Rents Receivable	434,252	622,944
Real Estate Tax Escrows	401,325	301,853
Prepaid Expenses and Other Assets	3,866,652	3,337,886
Investments in Unconsolidated Joint Ventures	16,780,657	20,076,957
Financing and Leasing Fees	919,187	947,477

Total Assets	$125,376,764	$121,276,735

LIABILITIES AND PARTNERS' CAPITAL
Note Payable	$1,668,600	$4,668,600
Mortgage Notes Payable	139,161,612	137,680,660
Accounts Payable and Accrued Expenses	2,253,696	2,440,141
Advance Rental Payments and Security Deposits	3,603,708	3,407,901

Total Liabilities	$146,687,616	$148,197,302
Commitments and Contingent Liabilities (Notes 3 and 9)
Partners' Capital 131,484 units outstanding in 2011 and 2010	(21,310,852)	(26,920,567)

Total Liabilities and Partners' Capital	$125,376,764	$121,276,735

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
Revenues
Rental income	$33,608,799	$31,816,175	$31,956,150
Laundry and sundry income	426,803	439,782	406,005

	34,035,602	32,255,957	32,362,155

Expenses
Administrative	1,707,408	1,772,599	1,757,143
Depreciation and amortization	5,910,746	5,531,509	5,754,785
Management fees	1,404,467	1,330,157	1,304,687
Operating	4,080,647	3,784,401	3,922,974
Renting	365,110	528,686	523,477
Repairs and maintenance	5,056,054	4,886,724	4,697,769
Taxes and insurance	4,146,554	4,082,588	3,594,388

	22,670,986	21,916,664	21,555,223

Income Before Other Income (Loss) and Discontinued Operations	11,364,616	10,339,293	10,806,932

Other Income (Loss)
Interest expense	(7,965,422)	(8,053,628)	(7,810,983)
Interest income	3,861	5,932	44,739
Casualty income (loss)	—	—	15,696
(Loss) from investments in unconsolidated joint ventures	(1,913,800)	(3,869,996)	(1,687,258)
Other	—	(700)	4,493

	(9,875,361)	(11,918,392)	(9,433,313)

Income (loss) From Continuing Operations	1,489,255	(1,579,099)	1,373,619

Discontinued Operations
Income (loss) from discontinued operations	81,567	219,867	238,919
Gain on sale of real estate from discontinued operations	7,720,459	—	—

	7,802,026	219,867	238,919

Net income (loss)	$9,291,281	$(1,359,232)	$1,612,538

Income per Unit
Income (loss) before discontinued operations	$11.33	$(11.99)	$10.33
Income from discontinued operations	59.34	1.67	1.80

Net income (loss) per Unit	$70.67	$(10.32)	$12.13

Weighted Average Number of Units Outstanding	131,484	131,696	132,966

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

							Partner's Capital
	Units
							Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance, January 1, 2009	144,180	34,243	1,802	180,225	44,974	135,251	(14,173,745)	(3,366,265)	(177,172)	(17,717,182)
Distribution to Partners	—	—	—	—	—	—	(2,971,072)	(705,630)	(37,138)	(3,713,840)
Stock Buyback	—	—	—	—	2,905	(2,905)	(1,214,734)	(284,265)	(14,980)	(1,514,340)
Net Income	—	—	—	—	—	—	1,290,030	306,382	16,125	1,612,538

Balance, December 31, 2009	144,180	34,243	1,802	180,225	47,879	132,346	(17,069,520)	(4,050,138)	(213,165)	(21,332,824)
Distribution to Partners	—	—	—	—	—	—	(2,950,080)	(700,644)	(36,876)	(3,687,600)
Stock Buyback					862	(862)	(432,920)	(102,591)	(5,400)	(540,911)
Net (Loss)	—	—	—	—	—	—	(1,087,386)	(258,254)	(13,592)	(1,359,232)

Balance December 31, 2010	144,180	34,243	1,802	180,225	48,741	131,484	(21,539,906)	(5,111,628)	(269,033)	(26,920,567)
Distribution to Partners	—	—	—	—	—	—	(2,945,253)	(699,498)	(36,815)	(3,681,566)
Net Income	—	—	—	—	—	—	7,433,025	1,765,343	92,913	9,291,281

Balance, December 31, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,783)	$(212,935)	$(21,310,852)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income(loss)	$9,291,281	$(1,359,232)	$1,612,538

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,910,746	5,531,509	5,754,785
Loss from investments in joint ventures	1,913,800	3,869,996	1,687,258
(Gain) on sale of real estate from discontinued operations	(7,720,459)	—	—
Depreciation and amortization—discontinued operations	30,132	90,886	83,461
(Gain) on the sale of equipment	—	—	(8,157)
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	188,692	415,876	(485,428)
Increase (Decrease) in accounts payable and accrued expense	(186,445)	244,896	602,635
(Increase) Decrease in real estate tax escrow	(99,472)	9,729	(35,963)
Decrease (Increase) in prepaid expenses and other assets	(432,957)	(480,598)	151,617
Increase (Decrease) in advance rental payments and security deposits	195,807	(9,460)	209,594

Total Adjustments	(200,157)	9,672,834	7,959,802

Net cash provided by operating activities	9,091,123	8,313,602	9,572,340

Cash Flows From Investing Activities
(Investment in) unconsolidated joint ventures	(26,450)	(123,301)	(15,953,100)
Proceeds from unconsolidated joint ventures	1,408,950	1,140,801	325,000
Purchase and improvement of rental properties	(12,660,578)	(2,268,039)	(3,136,296)
Net proceeds from the sale of rental property	8,297,928	—	20,650

Net cash (used in) investing activities	(2,980,150)	(1,250,539)	(18,743,746)

Cash Flows From Financing Activities
Proceeds of notes payable	3,998,573	—	7,168,600
Payment of financing costs	(105,564)	(8,161)	(123,374)
Proceeds of mortgage notes payable	5,000,000	904,122	300,000
Principal payment of notes payable	(6,998,573)	(2,500,000)	—
Principal payments of mortgage notes payable	(3,519,047)	(864,815)	(818,908)
Stock buyback	—	(540,911)	(1,514,340)
Distributions to partners	(3,681,566)	(3,687,600)	(3,713,840)

Net cash provided by (used in) financing activities	(5,306,177)	(6,697,365)	1,298,138

Net Increase (Decrease) in Cash and Cash Equivalents	804,796	365,698	(7,873,268)
Cash and Cash Equivalents, at beginning of year	3,245,361	2,879,663	10,752,931

Cash and Cash Equivalents, at end of year	$4,050,157	$3,245,361	$2,879,663

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

        Line of Business:    New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts in 1977. NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,251 apartment units, 19 condominium units and 110,949 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in nine residential and mixed use properties consisting of 799 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

        Basis of Presentation:    The preparation of the financial statements, in conformity with accounting principles generally accepted in the United State of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has between a 40 - 50% ownership interest. The consolidated group is referred to as the "Partnerships." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

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

DECEMBER 31, 2011

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The adoption of this guidance did not have a material impact to these financial statements.

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Partnership's rental properties or investments in unconsolidated subsidiaries may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management include reviewing low leased percentages, significant near term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near term mortgage debt maturities or other factors that might impact the Partnership's intent and ability to hold property. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

        Revenue Recognition:    Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Contingent rent for commercial properties are received from tenants for certain costs as provided in the lease agreement. The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Concessions made on residential leases are also accounted for on the straight-line basis.

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

DECEMBER 31, 2011

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Rental Properties:    Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions which improve or extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight-line and accelerated methods over their estimated useful lives. Upon acquisition of rental property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Partnership allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

        Income Taxes:    The financial statements have been prepared on the basis that NERA and its subsidiaries are entitled to tax treatment as partnerships. Accordingly, no provision for income taxes have been recorded (See Note 13).

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2011, 2010, or 2009 other than net income as reported.

        Income Per Depositary Receipt:    Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership. All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2011, 2010, or 2009. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2011, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.55%. At December 31, 2011 and December 31, 2010, respectively approximately $5,051,000, and $4,349,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $88,585, $70,074 and $78,829 in 2011, 2010 and 2009, respectively.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest Capitalized:    The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2011, 2010 and 2009 there was no capitalized interest.

        Extinguishment of Debt:    When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different then they are recorded as an extinguishment of debt. However if it is determined that the refinancing is substantially the same then they are recorded as an exchange of debt. All refinancing qualify as extinguishment of debt.

        Reclassifications:    Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

        Subsequent Events:    The Partnership has evaluated subsequent events through March 12, 2012, the date the financial statements were issued.

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2011, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2011, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at December 31, 2011 with a total of 799 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2. RENTAL PROPERTIES (Continued)

        Rental properties consist of the following:

	December 31, 2011	December 31, 2010	Useful Life
Land, improvements and parking lots	$27,614,537	$26,110,238	15–40 years
Buildings and improvements	119,097,186	110,106,179	15–40 years
Kitchen cabinets	3,542,249	3,923,029	5–10 years
Carpets	3,307,499	3,404,951	5–10 years
Air conditioning	788,146	857,375	7–10 years
Laundry equipment	368,955	331,002	5–7 years
Elevators	1,139,296	1,086,140	20 years
Swimming pools	235,242	155,442	10 years
Equipment	1,744,006	1,989,645	5–7 years
Motor vehicles	107,788	107,792	5 years
Fences	22,974	33,970	5–10 years
Furniture and fixtures	1,039,439	924,633	5–7 years
Smoke alarms	116,482	97,840	5–7 years

Total fixed assets	$159,123,799	$149,128,236
Less: Accumulated depreciation	(60,199,265)	(56,976,997)

	$98,924,534	$92,151,239

        Real estate and accumulated depreciation as of December 31, 2011 is:

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Avon Street Apartments L.P. Residential Apartments Malden, Massachusetts	$—	$—	$—	$—	$—	$—	$—	$—	Sold May 2011 Sept.1977
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$6,942,907	$2,112,000	$15,536,018	$17,648,018	$8,533,613	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,760,540	$684,000	$3,116,000	$510,328	$684,000	$3,626,328	$4,310,328	$1,503,978	Oct. 2000
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$255,285	$44,965	$4,733,972	$4,778,937	$1,293,576	Sept. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,129,781	$177,610	$2,608,140	$2,785,750	$1,903,172	Sept.1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$876,412	$342,000	$2,244,081	$2,586,081	$1,171,257	July 1995

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$1,577,260	$1,410,000	$7,242,076	$8,652,076	$4,150,158	July 1995
Condominium Units—Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$26,118	$23,346	$216,925	$240,271	$206,826	Sept.1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$870,232	$91,400	$1,610,592	$1,701,992	$1,173,751	Sept.1977
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,969,431	$1,341,737	$8,457,497	$26,039	$1,341,737	$8,483,535	$9,825,811	$223,505	Jun. 2011
Hamilton Cypress LLC Commercial—1031Exchange Brookline, Massachusetts	$3,769,927	$2,362,596	$4,613,985	$797	$2,362,596	$4,614,782	$6,977,378	$531,592	Oct. 2008
Hamilton Linewt LLC Commercial—1031Exchange Newton, Massachusetts	$1,567,232	$884,042	$2,652,127	$49,679	$884,042	$2,701,806	$3,585,848	$284,504	Nov. 2007
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$1,622,383	$2,175,000	$13,947,383	$16,122,383	$6,828,988	Dec. 1999
Highland Street Apartment, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$402,602	$156,000	$1,036,687	$1,192,687	$532,735	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$2,000,000	$385,000	$1,540,000	$1,134,633	$385,000	$2,674,633	$3,059,633	$1,689,246	Jan. 1995
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$846,255	$79,650	$1,130,803	$1,210,453	$743,159	Sept.1977
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,308,718	$1,512,000	$5,701,480	$437,874	$1,512,000	$6,139,354	$7,651,354	$2,278,686	Jun. 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$1,439,611	$936,000	$5,201,624	$6,137,624	$2,947,584	July 1995
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$1,040,567	$46,181	$1,918,890	$1,965,071	$1,298,887	Sept.1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$1,385,619	$72,525	$1,973,396	$2,045,921	$1,530,831	Sept.1977

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)	Land	Building Improvements	Improvements	Land	Building Improvements	Totals	Accumulated Depreciation(3)	Date Acquired
Redwood Hills L.P. Residential Units Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$2,147,766	$1,200,000	$6,958,370	$8,158,370	$3,846,100	July 1995
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$15,602,731	$4,686,728	$18,746,911	$(1,806,171)	$4,686,728	$16,940,740	$21,627,468	$5,583,920	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$6,000,000	$3,280,000	$4,920,000	$35,895	$3,280,000	$4,955,895	$8,235,895	$2,070,676	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$1,109,711	$1,335,000	$8,675,212	$10,010,212	$4,283,214	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$8,378,033	$461,300	$2,424,636	$5,772,495	$417,107	$8,197,131	$8,614,238	$5,569,307	Sept.1977

	$139,161,613	$25,799,080	$105,534,296	$27,834,077	$25,754,888	$133,368,372	$159,123,799	$60,199,265

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements

(3)
In 2011, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	15–39 years
Other Categories of Assets	5–20 years

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2011	2010	2009
Rental Properties
Balance, Beginning	$150,818,648	$150,411,555	$150,344,799
Additions:
Buildings, improvements and other assets	12,444,604	2,268,039	3,136,296

	163,263,252	152,679,594	153,481,095
Deduct:
Write-off of retired or disposed assets	2,437,555	1,860,946	3,016,297
Rental properties held for sale and/or sold	1,701,898	—	53,243

Balance, Ending	$159,123,799	$150,818,648	$150,411,555

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2. RENTAL PROPERTIES (Continued)

	December 31,
	2011	2010	2009
Accumulated Depreciation
Balance, Beginning	$58,074,391	$54,439,618	$51,784,346
Add:
Depreciation for the year	5,750,989	5,495,719	5,711,778

	63,825,380	59,935,337	57,496,124
Deduct:
Accumulated depreciation of retired or disposed assets	2,437,555	1,860,946	3,016,297
Accumulated depreciation of rental properties held for sale and/or sold	1,188,560	—	40,209

Balance, Ending	$60,199,265	$58,074,391	$54,439,618

        On May 18, 2011, the Partnership sold Avon Street Apartments, a 66 unit residential apartment complex located at 130 Avon Street, Malden, Massachusetts. The sales price was $8,750,000, which resulted in a gain of approximately $7,700,000. The net proceeds of the sale, of approximately $5,444,000 were held by a qualified intermediary in order for the Partnership to structure a tax free exchange in accordance with Section 1031 of the IRS code. This tax free exchange was completed with the purchase of Battle Green Apartments described below.

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%. After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123.

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership's properties and 3% on Linewt. Total fees paid were approximately $1,420,000, $1,367,000 and $1,339,000 in 2011, 2010, and 2009, respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

        The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2011, 2010 and 2009, approximately $758,000, $705,000 and $788,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2011 expenses referred to above, approximately $263,000 consisted of repairs and maintenance and $320,000 of administrative expense. Approximately $175,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2011, the Hamilton Company received approximately $661,000 from the Investment Properties of which approximately $539,000 was the management fee, approximately $4,100 was for construction supervision and architectural fees, approximately $79,000 was for maintenance services and approximately $39,000 was for administrative services. The management fee is equal to 4% of rental income on the majority of investment properties and 2% on Dexter Park.

        On January 1, 2004, all employees were transferred to the Management Company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,537,000, $2,599,000 and $2,539,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2011, 2010 or 2009.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company's accounting staff, which consists of approximately 14 people. During the year ended December 31, 2011, the Management Company charged the Partnership $125,000 for bookkeeping and accounting services included in administrative expenses of $320,000 above.

        In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the year ended December 31, 2011, this individual received $75,000 which includes a quarterly fee of $18,750.

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

        See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

        On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The Partnership may also prepay the note without penalty. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings. This loan will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the year ended December 31, 2011 and 2010 was $238,673 and $414,740, respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

        Approximately $1,879,000 and $1,729,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at December 31, 2011 and December 31, 2010, respectively.

        Included in prepaid expenses and other assets at December 31, 2011 and December 31, 2010 is approximately $1,014,000 and $896,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

        Financing and leasing fees of approximately $919,000 and $947,000 are net of accumulated amortization of approximately $636,000 and $541,000 at December 31, 2011 and December 31, 2010, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2011 and December 31, 2010, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2011, the interest rates on these loans ranged from 4.25% to 7.07%, payable in monthly installments aggregating approximately $742,000, including principal, to various dates through 2026. The majority of the mortgages are subject to prepayment penalties. At December 31, 2011, the weighted average interest rate on the above mortgages was 5.53%. The effective rate of 5.63% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership's mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

        The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2011 are as follows:

2012—current maturities	$1,109,000
2013	41,275,000
2014	14,672,000
2015	2,184,000
2016	194,000
Thereafter	79,728,000

$139,162,000

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

        The $2,550,000 mortgage secured by the Avon Street Apartments was repaid in full from the proceeds of the sale of Avon Street Apartments on May 18, 2011.

        On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%. After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123.

        In December 2009, the Partnership refinanced Linhart, LLP, located in Newton, Massachusetts. The new loan is $2,000,000, with a rate of 3.75% over the Libor rate or 4.25% whichever is greater and matures five years from the date of closing. The interest rate as of December 31, 2009 was 4.25%. The loan agreement calls for interest only payments for twenty four months and principal and interest payments for the remainder of the five year period based on a thirty year amortization. The loan proceeds were used to pay off the prior loan of approximately $1,700,000, and closing costs of approximately $38,000. The balance of the mortgage outstanding at December 31, 2011 is $2,000,000.

        On March 25, 2010, the Partnership refinanced the Brookside Apartments. The new loan is $2,820,000, matures in 2020 and has an interest rate of 5.81%. The loan is a ten year note amortized over 30 years. The proceeds of the loan were used to pay off the old mortgage of approximately $1,900,000. There were no prepayment penalties. The balance of the mortgage outstanding at December 31, 2011 is $2,760,540.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2011, amounts received for prepaid rents of approximately $1,327,000 are included in cash and cash equivalents, and security deposits of approximately $1,879,000 are included in other assets and are restricted cash.

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

        Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

        On January 17, 2012, the Partnership announced the approval of a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2012 and payable on March 31, 2012. The quarterly distribution per Class A Limited Partnership Unit has been increased from $7.00 per unit to $7.50 per unit. Taking into consideration the 3-for-1 forward split of

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 7. PARTNERS' CAPITAL (Continued)

Depositary Receipts that was completed on January 3, 2012, the quarterly distribution per Depositary Receipt has been increased from $0.23 to $0.25.

        In 2011, 2010 and 2009 the Partnership paid quarterly distributions of $7.00 per unit ($0.23 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($0.93 per receipt) each year.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2011	2010
Income (loss) per Depositary Receipt before Discontinued Operations	$0.38	$(0.40)
Income from Discontinued Operations	1.98	0.06

Net Income (loss) per Depositary Receipt after Discontinued Operations	$2.36	$(0.34)

Distributions per Depositary Receipt	$0.93	$0.93

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2011 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488

48,741

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 8. TREASURY UNITS (Continued)

proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2011, the Partnership has repurchased 1,194,960 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

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

        During the year ended December 31, 2010, the Partnership purchased 20,688 receipts for $432,920, 164 Class B Units for $102,591 and 9 General Partnership units for $5,400.

        The Partnership did not purchase any Depositary Receipts during the year ended December 31, 2011.

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2011, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 10% was related to commercial properties, which

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 10. RENTAL INCOME (Continued)

have minimum future annual rental income on non-cancellable operating leases at December 31, 2011 as follows:

Commercial Property Leases
2012	$2,561,000
2013	2,150,000
2014	1,826,000
2015	1,455,000
2016	998,000
Thereafter	893,000

$9,883,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $633,000, $653,000 and $583,000 for the years ended December 31, 2011, 2010 and 2009 respectively.

        The following information is provided for commercial leases:

	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of Annual base rent for expiring leases
Thru December 31,
2012	$745,785	21,843	14	25%
2013	262,941	9,919	6	9%
2014	550,459	27,884	9	18%
2015	223,014	6,595	4	7%
2016	759,741	30,285	6	25%
2017	305,641	7,523	2	10%
2018	0	0	0	0%
2019	123,200	3,850	1	3%
2020	64,657	1,106	1	1%
2021	64,800	1,800	1	2%

Totals	$3,100,238	110,805	44	100%

        Rents receivable are net of an allowance for doubtful accounts of approximately $448,000, $483,000 and $476,000 at December 31, 2011, 2010, and 2009 respectively. Included in rents receivable at December 31, 2011 is approximately $304,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 10. RENTAL INCOME (Continued)

        Rents receivable also includes approximately $22,000 representing the deferral of rental concession primarily related to the residential properties.

        For the year ended December 31, 2011 rent at the commercial properties includes approximately $11,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2011, 2010 and 2009, cash paid for interest was approximately $8,011,000, $8,182,000 and $7,941,000 respectively. Cash paid for state income taxes was approximately $55,000 and $35,000 during the years ended December 31, 2011 and 2010 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

        At December 31, 2011 and 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

        At December 31, 2011 and 2010 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

        At December 31, 2011 and 2010, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2010 and 2009, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

        The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2011	$139,161,612	$158,050,039
At December 31, 2010	$137,680,660	$142,896,706
Investment Properties
At December 31, 2011	$140,159,839	$160,535,764

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $8,856,000 less than statement income for the year ended December 31, 2011. The primary reason for the decrease is the tax free sale of Avon Street and accelerated depreciation. The cumulative tax basis of the Partnership's real estate at December 31, 2011 is approximately $12,000,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership's tax basis in its joint venture investments is approximately $2,000,000 less than statement basis because of accelerated depreciation.

        Certain entities included in the Partnership's consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

        The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Financial statement ("book") net income (loss)	$9,291	$(1,359)	$1,613
Book/Tax differences from depreciation and amortization	(1,024)	(643)	(477)
Book/Tax differences on tax free exchanges	(7,707)	—	—
Book/Tax differences from Investment Properties	(161)	403	646
Increase (Decrease) in prepaid rent and allowances	29	(204)	153
Other	7	—	(9)

Taxable income (loss)	$435	$(1,803)	$1,926

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 13. TAXABLE INCOME AND TAX BASIS (Continued)

        Currently, allowable accelerated depreciation deductions have been reduced by 50% in 2012 and will be eliminated for 2013. This will result in higher taxable income in those years. Future tax law changes may significantly affect taxable income.

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

        In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2003 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40%-50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 57%, with the balance owned by the others. A description of each investment is as follows:

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is $89,733,000 at December 31, 2011. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 3, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. This loan will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the year ended December 31, 2011 and 2010 was $238,673 and $414,740, respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. The total monthly amortization was approximately $407,000 which at 40% reduced the

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Partnership's income by approximately $163,000 per month. For the year ended December 31, 2010 the total amortization in connection with these leases was approximately $4,073,000, of which the Partnership's share was approximately $1,629,000. The intangible asset was fully amortized effective November 2010. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park. See Note 18 for subsequent principle payment to HBC.

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of February 1, 2012, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,668,000 at December 31, 2011. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 with interest only at 5.79% due in August 2015. The mortgage on Essex Development, LLC, or the parking lot is approximately $2,145,000 with a variable interest rate of 2.25% over the daily Libor rate (0.24% at September 30, 2011). This loan was extended to August 2012 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $10,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

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

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2011, the remaining balance on the mortgage is approximately $15,887,000.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at December 31, 2011 of approximately $7,019,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
ASSETS
Rental Properties	9,454,959	2,613,064	8,229,651	5,863,176	1,916,445	7,257,981	7,256,528	21,939,796	112,921,940	177,453,541
Cash & Cash Equivalents	47,526	1,529	17,027	1,848	19,416	5,026	31,125	90,940	836,347	1,050,783
Rent Receivable	73,459	—	—	15,682	—	2,512	7,457	8,593	86,722	194,425
Real Estate Tax Escrow	98,610	—	18,360	64,464	—	89,760	43,864	104,505	582,028	1,001,592
Prepaid Expenses & Other Assets	59,508	493	54,276	88,524	167,811	95,190	54,023	180,899	1,216,214	1,916,937
Financing & Leasing Fees	71,108	6,987	16,330	24,672	6,570	32,605	19,918	21,442	458,995	658,626

Total Assets	9,805,169	2,622,073	8,335,644	6,058,364	2,110,241	7,483,074	7,412,916	22,346,175	116,102,247	182,275,903

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,462,041	2,144,796	7,019,119	4,995,487	1,668,000	4,750,000	5,500,000	15,887,203	89,733,192	140,159,839
Accounts Payable & Accrued Expense	32,238	6,309	15,323	48,236	12,682	28,690	58,596	212,224	820,603	1,234,900
Advance Rental Pmts & Security Dep	152,940	—	114,179	69,970	20,027	85,575	69,592	257,780	1,800,113	2,570,176

Total Liabilities	8,647,219	2,151,105	7,148,621	5,113,694	1,700,709	4,864,265	5,628,188	16,357,207	92,353,908	143,964,915

Partners' Capital	1,157,950	470,968	1,187,023	944,670	409,532	2,618,809	1,784,728	5,988,968	23,748,339	38,310,988

Total Liabilities & Capital	9,805,169	2,622,073	8,335,644	6,058,364	2,110,241	7,483,074	7,412,916	22,346,175	116,102,247	182,275,903

Partners' Capital—NERA 50%	578,975	235,484	593,512	472,335	204,766	1,309,404	892,364	2,994,484		7,281,325

NERA 40%									9,499,335	9,499,335

										16,780,660

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through January 25, 2012	—	—	—	127	105	—	—	—	—	232

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of February 1, 2012	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	1,244,322	255,050	1,136,831	816,015	232,938	863,657	789,897	2,491,957	11,559,414	19,390,080
Laundry and Sundry Income	16,589	—	2,367	—	—	—	1,362	20,599	97,275	138,193

	1,260,911	255,050	1,139,198	816,015	232,938	863,657	791,258	2,512,556	11,656,690	19,528,273

Expenses
Administrative	20,839	1,339	24,424	11,258	5,396	18,625	10,249	36,155	163,511	291,796
Depreciation and Amortization	424,695	8,498	443,055	257,961	103,536	329,930	322,216	965,324	5,698,657	8,553,872
Management Fees	49,677	11,040	45,829	32,120	9,486	33,916	31,666	100,581	251,071	565,386
Operating	121,521	—	66,278	1,733	239	732	54,650	371,687	929,543	1,546,382
Renting	8,058	—	19,206	13,322	1,750	8,927	3,559	15,140	144,149	214,111
Repairs and Maintenance	127,528	3,050	71,479	300,534	78,167	316,782	98,904	371,109	935,839	2,303,393
Taxes and Insurance	184,119	47,709	97,028	143,002	45,303	155,681	92,300	325,868	1,300,995	2,392,005

	936,438	71,636	767,299	759,930	243,877	864,593	613,544	2,185,864	9,423,765	15,866,945

Income Before Other Income	324,473	183,414	371,899	56,085	(10,939)	(936)	177,714	326,693	2,232,924	3,661,328

Other Income (Loss)
Interest Expense	(503,102)	(61,593)	(494,468)	(289,222)	(98,010)	(271,348)	(317,927)	(848,786)	(5,113,523)	(7,997,979)
Interest Income	—	—	49	88	457	—	—	—	3,219	3,814
Interest Income from Note	—	—	—	—	8,904	—	—	—	—	8,904
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	(2,331)	—	(5,375)	(3,621)	—	(2,271)	(61,589)	(1,152)	(3,500)	(79,839)

	(505,433)	(61,593)	(499,793)	(292,756)	(88,649)	(273,619)	(379,515)	(849,938)	(5,113,804)	(8,065,100)

Net Income (loss)	(180,960)	121,821	(127,894)	(236,671)	(99,588)	(274,555)	(201,801)	(523,245)	(2,880,880)	(4,403,772)

Net Income (loss)—NERA 50%	(90,480)	60,911	(63,947)	(118,335)	(49,794)	(137,277)	(100,900)	(261,622)		(761,446)

NERA 40%									(1,152,352)	(1,152,352)

										(1,913,798)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2011 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main	Dexter Park
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
December 31, 2012	125,729	2,144,796	168,941	60,747		52,396	66,528	275,988	1,220,766	4,115,889
December 31, 2013	125,660		6,850,179	65,157	1,668,000	66,163	71,363	293,392	1,275,835	10,415,749
December 31, 2014	133,132			69,003		69,944	75,575	309,178	1,348,741	2,005,573
December 31, 2015	141,048			73,077		73,941	80,036	15,008,646	1,425,814	16,802,562
December 31, 2016	7,936,472			4,727,503		78,166	5,206,498		1,507,291	18,455,930
Thereafter						4,409,390			82,954,745	87,364,135

	8,462,041	2,144,796	7,019,119	4,995,487	1,668,000	4,750,000	5,500,000	15,887,203	89,733,192	140,159,839

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
ASSETS
Rental Properties	9,827,917	2,595,266	8,648,591	6,078,526	2,006,989	7,569,060	7,582,687	22,822,785	118,468,247	185,600,068
Cash & Cash Equivalents	2,833	29,596	25,617	736	48,053	57,956	51,637	19,325	754,066	989,818
Rent Receivable	24,062	—	8,887	10,088	2,224	2,295	683	10,686	125,475	184,400
Real Estate Tax Escrow	85,348	—	18,649	58,089	—	82,370	34,331	98,036	484,566	861,390
Prepaid Expenses & Other Assets	49,518	480	50,720	76,810	209,610	94,181	43,655	418,289	1,089,897	2,033,161
Financing & Leasing Fees	96,105	4,175	24,496	29,698	11,634	38,966	23,887	28,304	518,395	775,660

Total Assets	10,085,783	2,629,517	8,776,960	6,253,948	2,278,510	7,844,829	7,736,879	23,397,425	121,440,647	190,444,498

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,566,871	2,162,000	7,176,827	5,000,000	1,668,000	4,750,000	5,500,000	16,151,526	89,914,000	140,889,224
Accounts Payable & Accrued Expense	33,190	6,239	36,027	43,541	6,346	5,693	65,588	206,997	787,584	1,191,205
Advance Rental Pmts & Security Dep	132,044	—	129,188	63,965	20,044	80,772	61,762	226,689	1,684,843	2,399,308

Total Liabilities	8,732,105	2,168,239	7,342,042	5,107,506	1,694,390	4,836,465	5,627,350	16,585,212	92,386,428	144,479,737

Partners' Capital	1,353,679	461,278	1,434,918	1,146,442	584,119	3,008,364	2,109,529	6,812,213	29,054,219	45,964,761

Total Liabilities & Capital	10,085,783	2,629,517	8,776,960	6,253,948	2,278,510	7,844,829	7,736,879	23,397,425	121,440,647	190,444,498

Partners' Capital—NERA 50%	676,839	230,639	717,459	573,221	292,060	1,504,182	1,054,765	3,406,107		8,455,271

NERA 40%									11,621,688	11,621,688

										20,076,959

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through January 25, 2010	—	—	—	127	105	—	—	—	—	232

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of February 1, 2011	—	—	—	—	0	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2010

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	1,122,915	275,950	1,097,957	794,993	221,191	839,361	765,509	2,455,222	11,019,862	18,592,960
Laundry and Sundry Income	16,184	—	2,436	—	—	—	762	19,780	97,902	137,063

	1,139,099	275,950	1,100,393	794,993	221,191	839,361	766,271	2,475,002	11,117,764	18,730,023

Expenses
Administrative	13,709		30,904	13,038	7,073	17,324	10,288	39,289	148,097	279,724
Depreciation and Amortization	425,450	6,254	439,666	269,475	98,678	359,727	320,553	981,881	9,428,284	12,329,966
Management Fees	46,734	11,040	45,559	31,795	9,245	33,345	31,563	97,239	244,178	550,698
Operating	134,016		62,994	1,777		411	63,841	358,827	960,328	1,582,193
Renting	24,785	—	49,517	8,576	375	6,213	3,770	15,361	281,545	390,142
Repairs and Maintenance	134,941	—	80,190	376,560	76,510	344,852	99,553	342,310	859,088	2,314,005
Taxes and Insurance	179,939	46,658	98,151	127,637	42,465	132,188	96,213	318,150	1,451,017	2,492,417

	959,574	63,952	806,981	828,857	234,346	894,061	625,780	2,153,057	13,372,537	19,939,145

Income Before Other Income	179,525	211,998	293,412	(33,864)	(13,155)	(54,700)	140,491	321,944	(2,254,773)	(1,209,122)

Other Income (Loss)
Interest Expense	(507,425)	(62,694)	(504,667)	(289,042)	(97,909)	(271,389)	(317,360)	(860,500)	(5,116,598)	(8,027,583)
Interest Income	3	2	47	90	569	2	1,780	8	5	2,505
Interest Income from Note	—	—	—	—	11,445	—	—	—	—	11,445
Gain on Sale of Real Estate	—	—	—	—			—	—	—
Other Income (Expenses)	—	—	—	—	11,021	9,478	—	2,168	(17,720)	4,947

	(507,422)	(62,692)	(504,619)	(288,952)	(74,874)	(261,909)	(315,581)	(858,323)	(5,134,313)	(8,008,686)

Net Income (loss)	(327,897)	149,305	(211,208)	(322,816)	(88,029)	(316,608)	(175,090)	(536,379)	(7,389,086)	(9,217,808)

Net Income (loss)—NERA 50%	(163,948)	74,653	(105,604)	(161,408)	(44,015)	(158,304)	(87,545)	(268,189)		(914,361)

NERA 40%									(2,955,635)	(2,955,635)

										(3,869,995)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
ASSETS
Rental Properties	10,212,642	2,576,552	9,040,679	6,332,291	2,093,861	7,919,853	7,855,176	23,769,324	123,702,389	193,502,767
Cash & Cash Equivalents	17,655	21,217	14,685	20,740	11,113	12,803	38,601	138,342	985,842	1,260,998
Rent Receivable	25,059	—		9,224	1,747	632	860	5,517	82,950	125,989
Real Estate Tax Escrow	62,514	—	18,454	35,288	—	70,180	44,939	97,584	338,390	667,349
Prepaid Expenses & Other Assets	73,086	498	79,872	80,528	270,224	62,699	66,049	329,472	5,081,245	6,043,672
Financing & Leasing Fees	119,298	10,429	32,661	34,724	16,699	45,328	27,856	35,165	572,795	894,955

Total Assets	10,510,254	2,608,696	9,186,351	6,512,795	2,393,644	8,111,495	8,033,480	24,375,403	130,763,610	202,495,730

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	8,600,000	2,162,000	7,324,049	5,000,000	1,668,000	4,750,000	5,500,000	16,402,353	89,914,000	141,320,402
Accounts Payable & Accrued Expense	47,581	10,415	69,064	45,925	19,108	6,726	74,835	236,076	753,668	1,263,399
Advance Rental Pmts & Security Dep	132,405	—	127,113	64,612	17,386	79,797	54,026	226,381	1,577,637	2,279,358

Total Liabilities	8,779,986	2,172,415	7,520,226	5,110,537	1,704,494	4,836,523	5,628,861	16,864,810	92,245,305	144,863,159

Partners' Capital	1,730,268	436,281	1,666,125	1,402,258	689,150	3,274,972	2,404,619	7,510,593	38,518,305	57,632,571

Total Liabilities & Capital	10,510,254	2,608,696	9,186,351	6,512,795	2,393,644	8,111,495	8,033,480	24,375,403	130,763,610	202,495,730

Partners' Capital—NERA 50%	865,134	218,140	833,063	701,129	344,575	1,637,486	1,202,309	3,755,297	—	9,557,133

NERA 40%									15,407,322	15,407,322

										24,964,455

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through January 25, 2010	—	—	—	127	105	—	—	—	409	641

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of January 25, 2010	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2009

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	1,134,884	280,104	1,082,077	793,714	227,568	810,958	757,707	2,415,312	1,912,267	9,414,590
Laundry and Sundry Income	8,036	—	1,785	—	—	—	567	21,818	15,846	48,052

	1,142,920	280,104	1,083,862	793,714	227,568	810,958	758,275	2,437,130	1,928,113	9,462,642

Expenses
Administrative	16,822	15,445	26,372	23,363	10,182	15,722	8,889	37,605	122,516	276,917
Depreciation and Amortization	427,173	5,046	428,975	312,679	106,626	393,421	457,624	1,499,119	1,690,998	5,321,660
Management Fees	45,914	11,183	43,832	31,443	8,959	31,961	29,566	99,298	54,257	356,412
Operating	127,210	—	60,067	3,870	604	3,987	75,303	351,567	173,464	796,073
Renting	32,766	—	49,469	7,153	869	2,037	4,230	14,104	13,458	124,085
Repairs and Maintenance	106,835	4,430	97,170	264,235	57,586	255,744	78,526	309,454	81,615	1,255,595
Taxes and Insurance	142,235	66,638	81,055	131,072	44,410	138,582	102,373	302,142	192,386	1,200,893

	898,955	102,742	786,940	773,815	229,235	841,454	756,510	2,613,290	2,328,694	9,331,635

Income Before Other Income	243,965	177,362	296,922	19,899	(1,668)	(30,496)	1,764	(176,160)	(400,582)	131,007

Other Income (Loss)
Interest Expense	(508,100)	(63,839)	(514,585)	(288,926)	(100,188)	(271,333)	(317,266)	(873,855)	(904,260)	(3,842,352)
Interest Income	2	0	56	76	695	0	1	3	9,455	10,289
Interest Income from Note	—	—	—	—	13,720	—	—	—	—	13,720
Gain on Sale of Real Estate	—	—	—	—	53,989	—	—	—	—	53,989
Other Income (Expenses)	—	—	—	—	—	—	—	—	(309)	(309)

	(508,098)	(63,839)	(514,529)	(288,850)	(31,784)	(271,333)	(317,265)	(873,852)	(895,113)	(3,764,663))

Net Income (loss)	(264,132)	113,523	(217,607)	(268,951)	(33,452)	(301,829)	(315,500)	(1,050,012)	(1,295,695)	(3,633,656)

Net Income (loss)—NERA 50%	(132,066)	56,762	(108,803)	(134,476)	(16,726)	(150,915)	(157,750)	(525,006)	—	(1,168,980)

NERA 40%									(518,278)	(518,278)

										(1,687,258)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs"("ASU 2011-04). The objective of ASU 2011-04 is to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in ASC Topic 820 "Fair Value Measurement". ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Partnership is currently evaluating the impact of this guidance, however it is not expected to have a material impact on the Partnership's consolidated financial statements.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain and loss on sale of rental property for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Total Revenues	$348,997	$910,155	$872,330

Operating and other expenses	237,298	599,402	549,951
Depreciation and amortization	30,132	90,886	83,460

	267,430	690,288	633,411

Income from discontinued operations	$81,567	$219,867	$238,919

Gain on the sale of Avon Street:
Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(435,506)

Gain on the sale of real estate in 2011	$7,720,459

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
Revenue	$8,280,894	$8,345,643	$8,648,526	$8,760,538	$34,035,602
Expenses	5,773,941	5,508,842	5,665,232	5,722,971	22,670,986

Income Before Other Income	2,506,953	2,836,801	2,983,294	3,037,567	11,364,616
Income (loss) from discontinued operations	68,599	7,736,789	(3,054)	(308)	7,802,026
Other Income (loss)	(2,402,740)	(2,480,305)	(2,523,314)	(2,469,002)	(9,875,361)

Net Income (loss)	$172,812	$8,093,285	$456,926	$568,257	$9,291,281

Net Income (loss) per Unit before discontinued operations	$0.79	$2.71	$3.50	$4.33	$11.33
Income (loss) per Unit from discontinued operations	0.52	58.84	(0.02)	—	59.34
Net income per Unit	1.31	61.55	3.48	4.33	70.67
Income per depositary receipt before discontinued operations	0.02	0.09	0.12	0.15	0.38
Income per depositary receipt from discontinued operations	0.02	1.96	—	—	1.98
Net Income (loss) per depositary receipt	$0.04	$2.05	$0.12	$0.15	$2.36

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Total
Revenue	$8,086,273	$8,005,328	$7,999,331	$8,165,025	$32,255,957
Expenses	5,466,317	5,252,833	5,618,500	5,579,014	21,916,664

Income Before Other Income	2,619,956	2,752,495	2,380,831	2,586,011	10,339,293
Income from discontinued operations	64,991	57,885	51,931	45,060	219,867
Other Income (loss)	(3,027,898)	(3,064,832)	(3,214,253)	(2,611,409)	(11,918,392)

Net Income (loss)	$(342,951)	$(254,452)	$(781,491)	$19,662	$(1,359,232)

Net Income (loss) per unit before discontinued operations	$(3.08)	$(2.37)	$(6.34)	$(0.19)	$(11.99)
Income (loss) per unit from discontinued operations	0.49	0.44	0.39	0.34	1.67
Net income (loss) per unit	(2.59)	(1.93)	(5.94)	0.15	(10.32)
(Loss) per depositary receipt before discontinued operations	(0.10)	(0.08)	(0.21)	(0.01)	(0.40)
Income per depositary receipt from discontinued operations	0.02	0.01	0.01	0.01	0.06
Net Income (loss) per depositary receipt	$(0.09)	$(0.06)	$(0.20)	$0.01	$(0.34)

NOTE 18. SUBSEQUENT EVENT

        In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings.

        On January 17, 2012, the Partnership announced the approval of a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2012 and payable on March 31, 2012. The quarterly distribution per Class A Limited Partnership Unit has been increased from $7.00 per unit to $7.50 per unit. Taking into consideration the 3-for-1 forward split of Depositary Receipts that was completed on January 3, 2012, the quarterly distribution per Depositary Receipt has been increased from $0.23 to $0.25.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 18. SUBSEQUENT EVENT (Continued)

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe (a)	Balance at end of Period
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	482,518	265,807		300,206	448,119
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	475,684	374,597		367,763	482,518
Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	460,327	356,686		341,329	475,684

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
Dated: March 12, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 12, 2012
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 12, 2012
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 12, 2012
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 12, 2012
/s/ ROBERTA ORNSTEIN Roberta Ornstein	Director of the General Partner	March 12, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)	Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)
(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.(17)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(21)	Subsidiaries of the Partnership.(4)
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)
(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

Exhibit No.	Description of Exhibit
(99.1)	Combined Financial Statements of Significant Subsidiaries
(101.1)	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

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

(14)
Incorporated herein by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2011

(15)
Incorporated herein by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.

(16)
Incorporated herein by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.

(17)
Incorporated herein by reference to Exhibit 10.10 to the Partnership's Form 10-K as filed with the Securities and Exchange Commission on March 11, 2011.