Form 10-Q
period 2012-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2012-05-10
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2012, there were 105,188 of the registrant’s Class A units (3,155,628 Depositary Receipts) of limited partnership issued and outstanding and 24,982 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$97,860,840	$98,924,534
Cash and Cash Equivalents	4,578,828	4,050,157
Rents Receivable	423,297	434,252
Real Estate Tax Escrows	423,262	401,325
Prepaid Expenses and Other Assets	3,725,037	3,866,652
Investments in Unconsolidated Joint Ventures	16,047,540	16,780,657
Financing and Leasing Fees	913,426	919,187
Total Assets	$123,972,230	$125,376,764
LIABILITIES AND PARTNERS’ CAPITAL
Note Payable	$918,600	$1,668,600
Mortgage Notes Payable	138,887,116	139,161,612
Accounts Payable and Accrued Expenses	2,281,325	2,253,696
Advance Rental Payments and Security Deposits	3,555,222	3,603,708
Total Liabilities	$145,642,263	$146,687,616
Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,484 units outstanding in 2012 and 2011	(21,670,033)	(21,310,852)
Total Liabilities and Partners’ Capital	$123,972,230	$125,376,764

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$8,759,703	$8,178,851
Laundry and sundry income	92,679	102,043
	8,852,382	8,280,894
Expenses
Administrative	489,775	425,743
Depreciation and amortization	1,514,045	1,353,609
Management fees	351,745	333,350
Operating	1,242,103	1,458,686
Renting	46,751	87,886
Repairs and maintenance	1,124,883	1,062,141
Taxes and insurance	1,092,392	1,052,526
	5,861,694	5,773,941
Income Before Other Income and Discontinued Operations	2,990,688	2,506,953
Other Income (Loss)
Interest expense	(1,961,256)	(1,946,709)
Interest income	638	1,226
(Loss) from investments in unconsolidated joint ventures	(403,117)	(454,047)
	(2,363,735)	(2,399,530)
Income From Continuing Operations	626,953	107,423
Discontinued Operations
Income from discontinued operations	—	65,389
Net Income	$626,953	$172,812

Income per Unit
Income before discontinued operations	$4.77	$0.82
Income from discontinued operations	—	0.49
Net Income per Unit	$4.77	$1.31
Weighted Average Number of Units Outstanding	131,484	131,484

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,628)	$(269,033)	$(26,920,567)
Distribution to Partners	—	—	—	—	—	—	(736,314)	(174,874)	(9,204)	(920,392)
Net Income	—	—	—	—	—	—	138,250	32,834	1,728	172,812
Balance, March 31, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(22,137,970)	$(5,253,668)	$(276,509)	$(27,668,147)
Balance January 1, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,783)	$(212,935)	$(21,310,852)
Distribution to Partners	—	—	—	—	—	—	(788,907)	(187,365)	(9,862)	(986,134)
Net Income	—	—	—	—	—	—	501,562	119,121	6,270	626,953
Balance, March 31, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,339,479)	$(4,114,027)	$(216,527)	$(21,670,033)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$626,953	$172,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,514,045	1,353,609
Loss from investments in joint ventures	403,117	454,047
Depreciation and amortization - discontinued operations	—	11,360
Changes in operating assets and liabilities
(Increase) Decrease in rents receivable	10,955	(84,786)
Increase in accounts payable and accrued expense	27,629	144,208
(Increase) in real estate tax escrow	(21,937)	(70,128)
Decrease in prepaid expenses and other assets	88,870	46,056
Increase (decrease) in advance rental payments and security deposits	(48,486)	88,822
Total Adjustments	1,974,193	1,943,187
Net cash provided by operating activities	2,601,146	2,115,999
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	330,000	312,500
Purchase and improvement of rental properties	(365,918)	(765,385)
Net cash (used in) investing activities	(35,918)	(452,885)
Cash Flows From Financing Activities
Payment of financing costs	(25,927)	(1,018)
Principal payment of notes payable	(750,000)
Principal payments of mortgage notes payable	(274,496)	(234,769)
Distributions to partners	(986,134)	(920,392)
Net cash (used in) financing activities	(2,036,557)	(1,156,179)
Net Increase in Cash and Cash Equivalents	528,671	506,935
Cash and Cash Equivalents, at beginning of period	4,050,157	3,245,361
Cash and Cash Equivalents, at end of period	$4,578,828	$3,752,296

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties or investments in unconsolidated subsidiaries may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near term mortgage debt maturities or other factors that might impact the Partnership’s intent and ability to hold property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.

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

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2012 or 2011 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2012 or 2011. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2012, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.55%.  At March 31, 2012 and December 31, 2011, respectively approximately $5,604,000, and $5,051,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $22,737, and $14,841 for the three months ended March 31, 2012 and 2011, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year.  During the three months ended March 31, 2012 and the year ended December 31, 2011 there was no capitalized interest.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different then they are recorded as an extinguishment of debt.  However if it is determined that the refinancing is substantially the same then they are recorded as an exchange of debt. Historically, all our refinancing has qualified  as extinguishment of debt.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

Subsequent Events:  The Partnership has evaluated subsequent events through May 10, 2012, the date the financial statements were issued.

NOTE 2. RENTAL PROPERTIES

As of March 31, 2012, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2012, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2012 with a total of 799 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2012	December 31, 2011	Useful Life
Land, improvements and parking lots	$27,614,537	$27,614,537	15—40 years
Buildings and improvements	119,165,722	119,097,186	15—40 years
Kitchen cabinets	3,639,618	3,542,249	5—10 years
Carpets	3,426,482	3,307,499	5—10 years
Air conditioning	793,466	788,146	7—10 years
Laundry equipment	368,955	368,955	5—7 years
Elevators	1,139,296	1,139,296	20 years
Swimming pools	235,242	235,242	10 years
Equipment	1,775,298	1,744,006	5—7 years
Motor vehicles	107,788	107,788	5 years
Fences	22,974	22,974	5—10 years
Furniture and fixtures	1,048,274	1,039,439	5—7 years
Smoke alarms	152,064	116,482	5—7 years
Total fixed assets	$159,489,716	$159,123,799
Less: Accumulated depreciation	(61,628,876)	(60,199,265)
	$97,860,840	$98,924,534

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total fees paid were approximately $352,000 and $343,000 during the three months ended March 31, 2012 and 2011, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2012 and 2011, approximately $153,000, and $211,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2012 expenses referred to above, approximately $68,000 consisted of repairs and maintenance and $83,000 of administrative expense.  Approximately $2,200 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2012, the Management Company received approximately $163,000 from the Investment Properties of which approximately $137,000 was the management fee, approximately $13,000 was for maintenance services and approximately $13,000 was for administrative services. The management fee is equal to 4% of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $657,000 and $662,000 for the three months ended March 31, 2012 and 2011, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2012 and 2011.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the three months ended March 31, 2012 and 2011, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $83,000 above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  The Partnership does not have a written agreement with this individual.  During each of the three months ended March 31, 2012 and 2011, this individual received $18,750.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed $7,168,600 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings leaving the loan balance at $918,600. The interest paid during the three months ended March 31, 2012 and  2011 was $18,807 and $70,029, respectively.  On April 2, 2012, the balance of the loan, $918,600 was repaid to HBC and the interest for April was $153.  This loan was collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.

NOTE 4. OTHER ASSETS

Approximately $1,907,000 and $1,879,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at March 31, 2012 and December 31, 2011, respectively.

Included in prepaid expenses and other assets at March 31, 2012 and December 31, 2011 is approximately $1,052,000 and $1,014,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

Financing and leasing fees of approximately $913,000 and $919,000 are net of accumulated amortization of approximately $667,000 and $636,000 at March 31, 2012 and December 31, 2011, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2012 and December 31, 2011, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2012, the interest rates on these loans ranged from 4.25% to 7.07%, payable in monthly installments aggregating approximately $742,000, including principal, to various dates through 2026. The majority of the mortgages are subject to prepayment penalties.  At March 31, 2012, the weighted average interest rate on the above mortgages was 5.53%. The effective rate of 5.62% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2012 are as follows:

2013—current maturities	$1,127,000
2014	41,185,000
2015	16,513,000
2016	186,000
2017	197,000
Thereafter	79,679,000
$138,887,000

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2012, amounts received for prepaid rents of approximately $1,325,000 are included in cash and cash equivalents, and security deposits of approximately $1,907,000 are included in other assets and are restricted cash.

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

On January 17, 2012, the Partnership announced the approval of a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2012 and payable on March 30, 2012.  The quarterly distribution per Class A Limited Partnership Unit was increased from $7.00 per unit to $7.50 per unit.  Taking into consideration the 3-for-1 forward split of Depositary Receipts that was completed on January 3, 2012, the quarterly distribution per Depositary Receipt was increased from $0.23 to $0.25.

In 2012, the Partnership approved quarterly distributions of $7.50 per unit ($0.25 per receipt) the first of which was paid on March 30, 2012.  In April 2012, the Partnership approved a quarterly distribution of $7.50 per unit ($0.25 per receipt) payable on June 30, 2012.

In 2011 the Partnership paid quarterly distributions of $7.00 per unit ($0.23 per receipt, adjusted for 3 for 1 forward split of Depositary Receipts in January 2012) in March, June, September, and December for a total distribution of $28.00 per unit ($0.93 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31,
	2012	2011
Income per Depositary Receipt before Discontinued Operations	$0.16	$0.03
Income from Discontinued Operations	—	0.02
Net Income per Depositary Receipt after Discontinued Operations	$0.16	0.05
Distributions per Depositary Receipt	$0.25	$0.23

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2012 are as follows:

Class A	38,993
Class B	9,260
General Partnership	488
48,741

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”).   Under the terms of the  Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class

B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through March 31, 2012, the Partnership has repurchased 1,194,960 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,724 Class B Units and 91 General Partnership Units, both at an average price of $585.05 per Unit, totaling approximately $30,481,000 including brokerage fees paid by the Partnership.

The Partnership did not purchase any Depositary Receipts during the three months ended March 31, 2012.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2012, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2012 as follows:

Commercial Property Leases
2013	$2,585,000
2014	2,130,000
2015	1,691,000
2016	1,408,000
2017	785,000
Thereafter	778,000
$9,377,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $156,000 and $153,000 for the three months ended March 31, 2012 and 2011 respectively.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	Annual base rent for
Through March 31,	for expiring leases	for expiring leases	of leases expiring	expiring leases
2013	$877,128	26,879	13	28%
2014	129,675	4,784	6	4%
2015	603,167	29,816	10	19%
2016	173,189	4,762	4	7%
2017	1,065,382	37,808	8	34%
2018	0	0	0	0%
2019	0	0	0	0%
2020	123,200	3,850	1	4%
2021	64,657	1,106	1	2%
2022	64,800	1,800	1	2%
Totals	$3,101,197	110,805	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $480,000 and $537,000 at March 31, 2012 and 2011, respectively.  Included in rents receivable at March 31, 2012 is approximately $280,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $27,000 representing the deferral of rental concession primarily related to the residential properties.

For the three months ended March 31, 2012 rent at the commercial properties includes approximately $2,500 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2012 and 2011, cash paid for interest was approximately $1,961,000 and $1,980,000 respectively.  Cash paid for state income taxes was approximately $30,000 and $26,000 during the three months ended March 31, 2012 and 2011 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2012 and December 31, 2011, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2012 and December 31, 2011 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts  receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2012 and December 31, 2011, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2012 and December 31, 2011, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable Partnership Properties
At March 31, 2012	$138,887,116	$153,486,682
At December 31, 2011	$139,161,612	$158,050,039
Investment Properties
At March 31, 2012	$139,691,783	$156,923,150

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $8,856,000 less than statement income for the year ended December 31, 2011. The primary reason for the decrease is the tax free sale of Avon Street and accelerated depreciation. The cumulative tax basis of the Partnership’s real estate at December 31, 2011 is approximately $12,000,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $2,000,000 less than statement basis because of accelerated depreciation.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes.  These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

Certain allowable accelerated depreciation deductions have been reduced by 50% in 2012 from 2011 and will be eliminated for 2013.  This will result in higher taxable income in those years.  Future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2004 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $89,452,000 at March 31, 2012.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed $7,168,600 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 3, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings leaving the loan balance at $918,600.  The interest paid during the three months ended March 31, 2012 and 2011 was approximately $18,807 and $70,029 respectively.  On April 2, 2012, the balance of the loan, $918,600 was repaid to HBC and the interest for April was $153.  This loan was collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.   This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates (approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017.  The balance of this mortgage is $4,745,604 at March 31, 2012.  This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  As of May 1, 2012, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at March 31, 2012. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,434,538 with interest only at 5.79% due in August 2016.  The mortgage on Essex Development, LLC, or the parking lot is  $2,131,893 with a variable interest rate of 2.25% over the daily Libor rate (0.24% at March 31, 2012). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $10,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.   The balance of this mortgage is $4,980,237 at March 31, 2012.  This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. The balance of this mortgage is $5,483,296 at March 31, 2012.  This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. This investment is referred to as Hamilton Minuteman, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At March 31, 2012, the remaining balance on the mortgage is approximately $15,818,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at March 31, 2012 of approximately $6,978,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information as of March 31, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	9,356,056	2,612,441	8,130,633	5,803,255	1,900,710	7,187,774	7,226,200	21,732,865	111,614,723	175,564,657
Cash & Cash Equivalents	728	10,310	18	36	14,195	6,335	53,389	27,052	925,695	1,037,758
Rent Receivable	38,562		4,214	12,710	662	9,517	802	8,519	71,771	146,757
Real Estate Tax Escrow	97,575		37,805	66,735	—	91,144	42,984	104,274	532,983	973,500
Prepaid Expenses & Other Assets	79,815	197	85,712	91,752	168,599	98,145	74,321	256,429	1,240,741	2,095,713
Financing & Leasing Fees	68,301	4,367	14,288	23,415	5,303	31,014	18,926	19,727	444,166	629,507
Total Assets	9,641,037	2,627,315	8,272,669	5,997,904	2,089,470	7,423,929	7,416,622	22,148,866	114,830,078	180,447,892
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,434,538	2,131,893	6,977,967	4,980,237	1,668,000	4,745,604	5,483,296	15,818,388	89,451,858	139,691,783
Accounts Payable & Accrued Expense	48,138	5,459	74,832	49,511	23,664	31,671	138,907	210,546	935,504	1,518,234
Advance Rental Pmts & Security Deposits	144,534	—	127,574	76,067	18,342	88,727	65,361	249,290	1,855,441	2,625,336
Total Liabilities	8,627,211	2,137,352	7,180,373	5,105,816	1,710,006	4,866,003	5,687,565	16,278,224	92,242,803	143,835,352
Partners’ Capital	1,013,827	489,963	1,092,296	892,089	379,464	2,557,926	1,729,057	5.870,642	22,587,275	36,612,540
Total Liabilities & Capital	9,641,037	2,627,315	8,272,669	5,997,904	2,089,470	7,423,929	7,416,622	22,148,866	114,830,078	180,447,892
Partners’ Capital — NERA 50%	506,913	244,982	546,148	446,044	189,732	1,278,963	864,529	2,935,321		7,012,632
NERA 40%									9,034,910	9,034,910
										16,047,542
Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 1, 2012	—	—	—	127	105	—	—	—	0	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of May 1, 2012	—	—	—	—	0	—	—	—	—	—

Summary financial information for the three months ended March 31, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	292,493	72,046	291,651	210,028	51,478	219,663	196,703	647,884	3,011,578	4,993,524
Laundry and Sundry Income	3,533	—	588	—	—	—	408	5,363	22,500	32,392
	296,026	72,046	292,239	210,028	51,478	219,663	197,111	653,246	3,034,078	5,025,915
Expenses
Administrative	3,275	567	6,505	291	2,207	8,360	950	13,795	42,862	78,811
Depreciation and Amortization	103,123	3,242	109,982	63,117	19,736	74,364	78,933	236,657	1,432,044	2,121,198
Management Fees	12,818	2,882	12,002	8,552	2,050	8,393	8,038	25,509	63,261	143,505
Operating	30,322		15,144	66	671	688	24,707	104,387	303,347	479,331
Renting	1,940		139	1,669	915	894	910	2,024	30,991	39,483
Repairs and Maintenance	22,552	375	15,845	69,794	16,767	64,381	11,976	94,359	144,769	440,817
Taxes and Insurance	50,186	12,342	25,265	36,921	11,642	40,775	25,410	85,124	380,130	667,794
	224,216	19,408	184,879	180,410	53,988	197,856	150,925	561,854	2,397,403	3,970,939
Income Before Other Income	71,810	52,638	107,360	29,618	(2,510)	21,807	46,186	91,392	636,675	1,054,976
Other Income (Loss)
Interest Expense	(124,483)	(15,293)	(124,599)	(72,020)	(24,426)	(67,690)	(79,357)	(209,719)	(1,272,739)	(1,990,325)
Interest Income	—	—	12	20	61	—	—	—	—	92
Interest Income from Note	—	—	—	—	1,808	—	—	—	—	1,808
	(124,483)	(15,293)	(124,587)	(72,000)	(22,557)	(67,690)	(79,357)	(209,719)	(1,272,739)	(1,988,425)
Net Income (loss)	(52,672)	37,345	(17,228)	(42,382)	(25,068)	(45,882)	(33,171)	(118,326)	(636,064)	(933,448)
Net Income (loss) - NERA 50%	(26,336)	18,672	(8,614)	(21,191)	(12,534)	(22,941)	(16,586)	(59,163)		(148,692)
NERA 40%									(254,425)	(254,425)
										(403,118)

Future annual mortgage maturities at March 31, 2012 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
March 31, 2013	128,963	2,131,893	171,872	62,402		64,197	68,345	281,870	1,251,775	4,161,318
March 31, 2014	127,488		6,806,096	66,085	1,668,000	67,089	72,379	297,208	1,293,683	10,398,029
March 31, 2015	135,069			69,986		70,922	76,651	15,239,310	1,367,610	16,959,548
March 31, 2016	8,043,019			73,370		74,975	80,353		1,445,761	9,717,478
March 31, 2017				4,708,394		4,468,420	5,185,568		1,528,378	15,890,760
Thereafter									82,564,652	82,564,652
	8,434,538	2,131,893	6,977,967	4,980,237	1,668,000	4,745,604	5,483,296	15,818,388	89,451,858	139,691,783

Summary financial information as of March 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	9,741,901	2,595,466	8,544,652	6,019,739	1,986,926	7,493,466	7,528,318	22,603,616	117,082,691	183,596,776
Cash & Cash Equivalents	16,253	39,101	34,218	9,714	46,053	36,686	33,291	24,336	971,275	1,210,928
Rent Receivable	18,652		5,268	9,451	1,046	6,622	3,719	4,789	71,815	121,361
Real Estate Tax Escrow	86,163		37,496	57,224		81,503	39,025	96,324	533,430	931,166
Prepaid Expenses & Other Assets	50,450	192	48,355	77,332	198,847	82,148	40,610	444,824	1,132,034	2,074,793
Financing & Leasing Fees	90,307	2,612	22,454	28,442	10,368	37,376	22,895	26,588	503,566	744,608
Total Assets	10,003,726	2,637,371	8,692,444	6,201,902	2,243,240	7,737,800	7,667,858	23,200,479	120,294,812	188,679,631
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,539,527	2,162,000	7,138,412	5,000,000	1,668,000	4,750,000	5,500,000	16,083,855	89,914,000	140,755,793
Accounts Payable & Accrued Expense	46,235	7,769	36,118	53,786	6,547	7,792	60,308	208,125	807,720	1,234,400
Advance Rental Pmts & Security Dep	145,837		117,743	66,692	20,819	81,635	64,739	243,096	1,766,796	2,507,358
Total Liabilities	8,731,599	2,169,769	7,292,272	5,120,478	1,695,365	4,839,427	5,625,047	16,535,076	92,488,516	144,497,550
Partners’ Capital	1,272,127	467,602	1,400,171	1,081,424	547,875	2,898,373	2,042,811	6,665,403	27,806,296	44,182,081
Total Liabilities & Capital	10,003,726	2,637,371	8,692,444	6,201,902	2,243,240	7,737,800	7,667,858	23,200,479	120,294,812	188,679,631
Partners’ Capital – NERA 50%	636,064	233,801	700,086	540,712	273,937	1,449,186	1,021,405	3,332,701		8,187,893
NERA 40%									11,122,518	11,122,518
										19,310,411
Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 3 , 2011	—	—	—	127	105	—	—	—	0	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of May 3, 2011	—	—	—	—	0	—	—	—	—	—

Summary information for the three months ended March 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	288,852	69,000	281,770	198,291	57,290	214,939	193,006	613,563	2,892,080	4,808,790
Laundry and Sundry Income	3,938		628					6,090	25,590	36,246
	292,790	69,000	282,398	198,291	57,290	214,939	193,006	619,653	2,917,671	4,845,037
Expenses
Administrative	4,797	382	4,373	2,041	909	3,072	6,523	10,706	32,356	65,158
Depreciation and Amortization	105,698	1,563	110,587	64,212	22,416	78,135	80,454	239,951	1,423,077	2,126,093
Management Fees	12,498	2,760	11,098	7,879	2,432	8,245	7,895	25,557	62,813	141,177
Operating	38,416		23,076	618	44	50	22,475	124,158	283,307	492,144
Renting	5,100		6,000	3,459		926	1,252	3,218	54,726	74,682
Repairs and Maintenance	26,662		13,788	77,252	14,830	63,521	21,000	71,827	164,211	453,091
Taxes and Insurance	47,185	11,908	23,659	36,597	11,366	39,102	21,834	80,881	286,440	558,973
	240,356	16,613	192,581	192,057	51,997	193,051	161,435	556,299	2,306,931	3,911,319
Income Before Other Income	52,434	52,387	89,817	6,234	5,293	21,888	31,571	63,354	610,740	933,718
Other Income (Loss)
Interest Expense	(124,604)	(15,446)	(124,576)	(71,274)	(24,150)	(66,879)	(78,289)	(210,165)	(1,261,882)	(1,977,263)
Interest Income			12	22	141				3,219	3,394
Interest Income from Note					2,471					2,471
	(124,604)	(15,446)	(124,563)	(71,252)	(21,538)	(66,879)	(78,289)	(210,165)	(1,258,663)	(1,971,397)
Net Income (loss)	(72,170)	36,942	(34,746)	(65,018)	(16,245)	(44,991)	(46,718)	(146,811)	(647,923)	(1,037,680)
Net Income (loss) - NERA 50%	(36,085)	18,471	(17,373)	(32,509)	(8,122)	(22,495)	(23,359)	(73,406)		(194,878)

NERA 40%									(259,169)	(259,169)
										(454,047)

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”(“ASU 2011-04).  The objective of ASU 2011-04 is to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the amendments do not result in a change in the application of the requirements in ASC Topic 820 “Fair Value Measurement”.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Partnership does not expect this standard to have a material impact on the Partnership’s consolidated financial statements.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and realized gain on the sale of rental property held for sale for the three months ended March 31, 2012, and 2011:

	March 31,	March 31,
	2012	2011
Total Revenues	—	$227,900
Operating and other expenses	—	151,151
Depreciation and amortization	—	11,360
	—	162,511
Income from discontinued operations	—	$65,389

Gain on the sale of Avon Street in the second quarter of 2011:
Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(435,506)
Gain on the sale of real estate	$7,720,459

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

As expected, operating performance in the first quarter of 2012 continues to build on growth demonstrated in 2011.  The imbalance in supply and demand in the rental housing market coupled with a growing renter pool, both nationally and locally, has supported both historically high occupancy and growth in rental rates.  Together, these events have produced improving income growth with the portfolio achieving a 6% increase in new rentals and a 3% average increase in renewing rents.  Management expects these increases to widen during the upcoming strong leasing season.  While the regional real estate industry vacancy rates are at 4%, the Partnership’s portfolio, including the Joint Ventures, hovers at less than 2% for the quarter.  Ever increasing student applications at Massachusetts institutions of higher education and an unemployment rate consistently lower than the national average put additional pressure on demand and rental rates for the foreseeable future.  As anticipated, leasing commissions continue to decline and concessions are now almost nonexistent.  Management believes this will continue for the next 18 months.  Management is expecting higher renewal/tenant retention for 2012 which will manifest itself in lower operating costs overall.  Management expects revenues for 2012 to exceed 2011 by approximately 4%.

The move to gas utilities for both efficiency and fuel savings, coupled with the warmest winter on record for the northeast is evident in the $300,000 reduction in fuel costs and snow removal expense compared to the same quarter 2011.  Due to expense reductions in R&M, Leasing, Bad Debt, and Utilities, Management believes that overall operating expenses will remain flat for 2012.  Therefore, Management expects net operating income before depreciation, amortization, and interest expense to increase by approximately 10% from the net operating income before depreciation, amortization and interest expense in 2011. The Joint Ventures are experiencing similar occupancy, revenue and operating expense improvements.  Dexter Park, the largest joint venture, is expected to outperform 2011 on all facets of operations.  In particular, Dexter Park’s performance will be more evident in the third quarter of 2012 once the renewal and turnover rental rates take hold.

Management is actively exploring long term debt refinancing ahead of the debt maturities in order to take advantage of historically low long term fixed interest rates.  Management’s focus will be on balancing existing debt levels with raising some additional capital for future Partnership growth.  Though the Depositary Receipt Repurchase Program is current, there were no shares repurchased during 2011 or during the first quarter of 2012.  Management continues to weigh investment alternatives against cash liquidity and the current depositary receipt price.  Management believes the recent increase in distributions in 2012 is appropriate given the sustained performance of the portfolio and the expected future earnings that the Partnership will be realizing.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,194,960 Depositary Receipts through May 2012 or 29% of the outstanding class A Depositary Receipts.  The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 36% of the total properties and 45% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At March 31, 2012, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. One of NewReal’s directors, Roberta Ornstein also owns immaterial amounts of the Partnership’s Class A receipts. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants generally sign a one year lease.  In the first quarter of 2012, tenant renewals were approximately 68% with an average rental increase of approximately 3%, new leases accounted for approximately 32% with rental rate increases of approximately 6%.  In 2012, leasing commissions decreased approximately 74% from 2011, while tenant concessions decreased approximately 33% from 2011.  Tenant improvements were approximately $216,000 for the first quarter of 2012, compared to approximately $205,000 for the first quarter of 2011, an increase of approximately $11,000.

Hamilton accounted for approximately 6.3% of the repair and maintenance expense paid for by the Partnership for the three months ended March 31, 2012 and 3.6% during the three months ended March 31, 2011. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 84% and 73% of the legal services paid for by the Partnership during the three months ended March 31, 2012 and 2011, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2012, Hamilton provided the Partnership approximately $2,200 in construction and architectural services, compared to $66,000 for the three months ended March 31, 2011.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During each of the three months ended March 31, 2012 and 2011, Hamilton charged the Partnership $31,250 per quarter ($125,000 per year) for bookkeeping and accounting services.

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

Investments in Partnerships:  The Partnership accounts for its 40%-50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint ventures, and subsequently adjusted for the Partnership’s share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and March 31, 2011

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures,  other income and loss and discontinued operations of approximately $2,991,000 for the three months ended March 31, 2012, compared to approximately $2,507,000 for the three months ended March 31, 2011, an increase of approximately $484,000 (19.3%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2012	May 3, 2011
Residential
Units	2,270	2,288
Vacancies	59	63
Vacancy rate	2.6%	2.8%
Commercial
Total square feet	110,949	110,949
Vacancy	5,500	0
Vacancy rate	5.0%	0%

	Rental Income (in thousands) Three Months Ended March 31,
	2012		2011
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,760	$8,760	$8,407	$8,179
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$156	$156	$153	$153

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011:

	Three Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change
Revenues:
Rental income	$8,759,703	$8,178,851	580,852	7.1%
Laundry and sundry income	92,679	102,043	(9,364)	(9.2)%
	8,852,382	8,280,894	571,488	6.9%
Expenses
Administrative	489,775	425,743	64,032	15.0%
Depreciation and amortization	1,514,045	1,353,609	160,436	11.9%
Management fees	351,745	333,350	18,395	5.5%
Operating	1,242,103	1,458,686	(216,583)	(14.8)%
Renting	46,751	87,886	(41,135)	(46.8)%
Repairs and maintenance	1,124,883	1,062,141	62,742	5.9%
Taxes and insurance	1,092,392	1,052,526	39,866	3.8%
	5,861,694	5,773,941	87,753	1.5%
Income Before Other Income and Discontinued Operations	2,990,688	2,506,953	483,735	19.3%
Other Income (Loss)
Interest expense	(1,961,256)	(1,946,709)	(14,547)	0.7%
Interest income	638	1,226	(588)	(48.0)%
(Loss) from investment in unconsolidated joint ventures	(403,117)	(454,047)	50,930	(11.2)%
	(2,363,735)	(2,399,530)	35,795	1.5)%
Income from Continuing Operations	626,953	107,423	519,530	483.6%
Discontinued Operations
Income from discontinued operations	—	65,389	(65,389)	(100.0)%
Net Income	$626,953	$172,812	$454,141	262.8%

Rental income from continuing operations for the three months ended March 31, 2012 was approximately $8,760,000, compared to approximately $8,179,000 for the three months ended March 31, 2011, an increase of approximately $581,000 (7.1%).  The factors which can be attributed to this increase include the acquisition of the Battle Green Apartments in June 2011 which resulted in an increase in rental income of approximately $236,000, the amortization of free rent granted of approximately $12,000 in 2011 and rental rate increases of approximately 6% in 2012.  The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Westgate Woburn, Hamilton Oaks, and Westside Colonial with increases of approximately $48,000, $46,000, $39,000, and $27,000, respectively.  Included in rental income is contingent rentals collected on commercial properties.  Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended March 31, 2012 were approximately $5,862,000 compared to approximately $5,774,000 for the three months ended March 31, 2011, an increase of approximately $88,000 (1.5%). The most significant factors contributing to this increase were an increase in depreciation and amortization expenses of approximately $160,000 (11.9%) due to the acquisition of the Battle Green Apartments in June 2011;  an increase in taxes and insurance of approximately $40,000 (3.8%) due to increases in real estate taxes and insurance premiums; an increase in repairs and maintenance expenses of approximately $63,000 (5.9%) due to casualty losses incurred in excess of the insurance proceeds and an increase in administrative expenses of approximately $64,000 (15.0%) due to increases in professional fees as well as the administrative service fees paid to the management company in connection with the maintenance at the properties.

These increases are offset by a decrease in operating expenses of approximately $217,000 (14.8%) due to a mild winter in 2012 which resulted in lower snow removal and utility costs; and a decrease in renting expenses of approximately $41,000 (46.8%) due to decreases in rental commissions and rental concessions as a result of the increased demand for apartments and the lower vacancy levels.

Interest expense for the three months ended March 31, 2012 was approximately $1,961,000 compared to approximately $1,947,000 for the three months ended March 31, 2011, a decrease of approximately $14,000 (0.7%).  This decrease is due to a lower level of debt in 2012 compared to 2011.

At March 31, 2012, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $403,000 for the three months ended March 31, 2012, compared to approximately $454,000 for the three months ended March 31, 2011, a decrease in the loss of approximately $51,000 (11.2%).  Included in the loss for the three months ended March 31, 2012 is depreciation and amortization expense of approximately $917,000.  The allocable loss for the three months ended March 31, 2012 associated with the investment in Dexter Park is approximately $254,000 of which approximately $573,000 is depreciation and amortization.

Interest income for the three months ended March 31, 2012 was approximately $600 compared to approximately $1,200 for the three months ended March 31, 2011, a decrease of approximately $600. This decrease is due to a drop in interest rates as well as a decrease in cash available for investment.

In June 2011, the Partnership sold the Avon Street Apartments located in Malden, Massachusetts.  The net income from Avon Street for the three months ended March 31, 2011 was approximately $65,000 and is included in discontinued operations.

As a result of the changes discussed above, net income for the three months ended March 31, 2012 was approximately $627,000 compared to approximately $173,000 for the three months ended March 31, 2011, an increase in income of approximately $454,000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2012 and 2011 was the collection of rents and refinancing of Partnership properties. The majority of cash and cash equivalents of $4,579,000 at March 31, 2012 and $4,050,000 at December 31, 2011 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $528,671 at March 31, 2012 is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$2,601,146	$2,115,999
Cash (used in) investing activities	(35,918)	(452,885)
Cash (used in) provided by financing activities	(1,050,423)	(235,787)
Distributions paid	(986,134)	(920,392)
Net increase in cash and cash equivalents	$528,671	$506,935

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash provided by operating expenses is due to the increase in net income in 2012 compared to the comparable period in 2011.  The decrease in cash used in investing activities is due to significant improvements to Partnership properties in 2011 and an increase in the distributions from the joint ventures in 2012.  The increase in cash used in financing activities is due to the principal payments of a mortgage note in 2012.

During the three months ended March 31, 2012, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $366,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Olde English, 62 Boylston Street, Hamilton Oaks, and Westgate Woburn at a cost of approximately $78,000, $58,000, $57,000 and $42,000 respectively. The Partnership plans to invest approximately $1,449,000 in capital improvements during the remainder of 2012.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $89,452,000 at March 31, 2012.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 3, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings leaving the loan balance at $918,600. The interest paid during the three months ended March 31, 2012 and year ended December 31, 2011 was $18,807 and $238,673, respectively.  On April 2, 2012, the balance of the loan, $918,600 was repaid to HBC and the interest for the period was $153.  This loan was collateralized by the Partnership’s 99% ownership interest in 62 Boylston Street.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

During the three months ended March 31, 2012, the Partnership received distributions of approximately $330,000 from the investment properties of which $210,000 was from Dexter Park.  In 2012, Dexter Park will increase principal payments on its mortgage by approximately $1,000,000.  The Partnership’s share of this increased loan amortization is approximately $400,000, resulting in lower distributions in 2012 as compared to 2011.

In 2012, the Partnership approved distributions of $7.50 per Unit ($0.25 per Receipt) payable on March 30, 2012 and June 30, 2012.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of March 31, 2012, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2012, our proportionate share of the non-recourse debt related to these investments was approximately $60,901,000. See Note 14 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $279,498,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages and note payable mature through 2026. For information regarding the fair value and maturity dates of these debt obligations, see Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10K for the year ended December 31, 2011.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                  None

(b)                                 None.

(c)                                  None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

None.

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
Dated: May 10 , 2012

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.