Form 10-Q
period 2012-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2012-08-14
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2012, there were 105,119 of the registrant’s Class A units (3,153,575 Depositary Receipts) of limited partnership issued and outstanding and 24,966 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$96,859,188	$98,924,534
Cash and Cash Equivalents	5,181,834	4,050,157
Rents Receivable	446,777	434,252
Real Estate Tax Escrows	432,319	401,325
Prepaid Expenses and Other Assets	3,654,247	3,866,652
Investments in Unconsolidated Joint Ventures	15,298,813	16,780,657
Financing and Leasing Fees	941,293	919,187
Total Assets	$122,814,471	$125,376,764
LIABILITIES AND PARTNERS’ CAPITAL
Note Payable	$—	$1,668,600
Mortgage Notes Payable	138,611,294	139,161,612
Accounts Payable and Accrued Expenses	2,106,533	2,253,696
Advance Rental Payments and Security Deposits	3,774,349	3,603,708
Total Liabilities	144,492,176	146,687,616

Commitments and Contingent Liabilities (Notes 3 and 9)

Partners’ Capital 131,398 units outstanding in 2012 and 131,484 units outstanding in 2011	(21,677,705)	(21,310,852)
Total Liabilities and Partners’ Capital	$122,814,471	$125,376,764

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Rental income	$8,702,905	$8,234,245	$17,462,608	$16,413,095
Laundry and sundry income	97,511	111,398	190,189	213,441
	8,800,416	8,345,643	17,652,797	16,626,536
Expenses
Administrative	408,814	399,845	898,588	825,588
Depreciation and amortization	1,546,186	1,451,795	3,060,231	2,808,616
Management fees	365,866	350,886	717,611	684,236
Operating	711,039	871,037	1,953,142	2,329,723
Renting	53,368	109,450	100,119	197,337
Repairs and maintenance	1,297,772	1,317,610	2,370,646	2,379,751
Taxes and insurance	1,030,690	1,008,219	2,175,091	2,060,745
	5,413,735	5,508,842	11,275,428	11,285,996
Income Before Other Income and Discontinued Operations	3,386,681	2,836,801	6,377,369	5,340,540
Other Income (loss)
Interest income	553	1,007	1,192	2,234
Interest expense	(1,938,747)	(1,983,117)	(3,900,003)	(3,929,825)
(Loss) from investment in unconsolidated joint ventures	(401,226)	(498,198)	(804,344)	(952,246)
	(2,339,420)	(2,480,308)	(4,703,155)	(4,879,837)
Income from Continuing Operations	1,047,261	356,493	1,674,214	460,703
Discontinued Operations
Income from discontinue operations	—	16,178	—	81,567
Gain on the sale of real estate	—	7,720,459	—	7,720,459
	—	7,736,637	—	7,802,026
Net Income	$1,047,261	$8,093,130	$1,674,214	$8,262,729
Income per Unit
Income before discontinued operations	$7.97	$2.71	$12.73	$3.50
Income from discontinued operations	—	58.84	—	59.34
Net Income per Unit	$7.97	$61.55	$12.73	$62.84
Weighted Average Number of Units Outstanding	131,469	131,484	131,477	131,484

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance, January 1, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,628)	$(269,033)	$(26,920,567)
Distribution to Partners	—	—	—	—	—	—	(1,472,626)	(349,749)	(18,408)	(1,840,783)
Net Income	—	—	—	—	—	—	6,610,183	1,569,919	82,627	8,262,729

Balance, June 30, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(16,402,349)	$(3,891,458)	$(204,814)	$(20,498,621)

Balance January 1, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,783)	$(212,935)	$(21,310,852)
Distribution to Partners	—	—	—	—	—	—	(1,577,351)	(374,621)	(19,717)	(1,971,689)
Stock Buyback	—	—	—	—	86	(86)	(55,778)	(12,921)	(680)	(69,379)
Net Income	—	—	—	—	—	—	1,339,371	318,101	16,742	1,674,214
Balance, June 30, 2012	144,180	34,243	1,802	180,225	48,827	131,398	$(17,345,891)	$(4,115,224)	$(216,590)	$(21,677,705)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,674,214	$8,262,729
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,060,231	2,808,616
Loss from investments in joint ventures	804,344	952,246
Depreciation and amortization, discontinued operations	—	32,540
Gain on the sale of rental property	—	(7,720,459)
Changes in operating assets and liabilities
(Increase) decrease in rents receivable	(12,524)	63,992
(Decrease) in accounts payable and accrued expense	(147,163)	(218,575)
(Increase) in real estate tax escrow	(30,994)	(8,162)
(Increase) decrease in prepaid expenses and other assets	212,405	(355,486)
Increase in advance rental payments and security deposits	170,641	267,059
Total Adjustments	4,056,940	(4,178,229)
Net cash provided by operating activities	5,731,154	4,084,500
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	677,500	594,425
Investment in unconsolidated subsidiaries	—	(11,925)
Purchase and improvement of rental properties	(829,017)	(11,271,717)
Net proceeds from the sale of rental property	—	8,284,839
Net cash (used in) investing activities	(151,517)	(2,404,378)
Cash Flows From Financing Activities
Payment of financing costs	(187,973)	(72,652)
Proceeds of notes payable	—	3,998,573
Principal payments of notes payable	(1,668,600)	—
Principal payment of mortgage notes payable	(550,319)	(3,018,422)
Stock buyback	(69,379)	—
Distributions to partners	(1,971,689)	(1,840,784)
Net cash (used in) financing activities	(4,447,960)	(933,285)
Net Increase in Cash and Cash Equivalents	1,131,677	746,837
Cash and Cash Equivalents, at beginning of year	4,050,157	3,245,361
Cash and Cash Equivalents, at end of period	$5,181,834	$3,992,198

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2012 or 2011. The Partnership makes its temporary cash investments with high-credit quality financial institutions.  At June 30, 2012, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.45%.  At June 30, 2012 and December 31, 2011, respectively approximately $6,253,000, and $5,051,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $34,544, and $43,679 for the six months ended June 30, 2012 and 2011, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year.  During the six months ended June 30, 2012 and the year ended December 31, 2011 there was no capitalized interest.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different then they are recorded as an extinguishment of debt.  However if it is determined that the refinancing is substantially the same then they are recorded as an exchange of debt. Historically, all refinancing has qualified as extinguishment of debt.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

Subsequent Events:  The Partnership has evaluated subsequent events through August 13, 2012, the date the financial statements were issued, and noted the following:

From July 1, 2012 through August 13, 2012, the Partnership purchased a total of 251 Depositary Receipts.  The price was $26.51 per receipt or $793.50 per unit. The total cost was $6,995.  The Partnership is required to repurchase approximately 1.99 Class B Units and 0.11 General Partnership units at a cost of $ 1,581 and $83, respectively.

In August 2012 Edward Sarkisian became an active member of the Board of Advisors filling a vacancy resulting from the passing of Thomas Raffoul.  See Note 17 for details of this subsequent event.

NOTE 2. RENTAL PROPERTIES

As of June 30, 2012, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2012, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2012 with a total of 799 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2012	December 31, 2011	Useful Life
Land, improvements and parking lots	$27,640,161	$27,614,537	15—40 years
Buildings and improvements	119,217,520	119,097,186	15—40 years
Kitchen cabinets	3,770,024	3,542,249	5—10 years
Carpets	3,563,159	3,307,499	5—10 years
Air conditioning	809,415	788,146	7—10 years
Laundry equipment	372,723	368,955	5—7 years
Elevators	1,139,296	1,139,296	20 years
Swimming pools	235,242	235,242	10 years
Equipment	1,802,339	1,744,006	5—7 years
Motor vehicles	107,788	107,788	5 years
Fences	24,474	22,974	5—10 years
Furniture and fixtures	1,076,107	1,039,439	5—7 years
Smoke alarms	194,567	116,482	5—7 years
Total fixed assets	$159,952,815	$159,123,799
Less: Accumulated depreciation	(63,093,627)	(60,199,265)
	$96,859,188	$98,924,534

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total fees paid were approximately $718,000 and $700,000 during the six months ended June 30, 2012 and 2011 respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2012 and 2011, approximately $328,000, and $416,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2012 expenses referred to above, approximately $144,000 consisted of repairs and maintenance and $159,000 of administrative expense.  Approximately $8,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties.  Rental commissions were approximately $17,000 for the six months ended June 30, 2012. Additionally in 2012, the Hamilton Company received approximately $371,000 from the Investment Properties of which approximately $280,000 was the management fee, approximately $8,000 was for construction supervision and architectural fees, approximately $39,000 was for maintenance services and approximately $44,000 was for administrative services. The management fee is equal to 4% gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,247,000 and $1,242,000 for the six months ended June 30, 2012 and 2011, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2012 and 2011.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the six months ended June 30, 2012 and 2011, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $159,000 above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  The Partnership does not have a written agreement with this individual.  During the six months ended June 30, 2012 and 2011, this individual received $37,500 and $37,500, respectively.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the six months ended June 30, 2012 and 2011 was approximately $18,960 and $141,000, respectively.

NOTE 4. OTHER ASSETS

Approximately $1,953,000 and $1,879,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at June 30, 2012 and December 31, 2011, respectively.

Included in prepaid expenses and other assets at June 30, 2012 and December 31, 2011 is approximately $1,091,000 and $1,014,000, respectively, held in escrow to fund future capital improvements. The security deposits and escrow accounts are restricted cash.

Financing and leasing fees of approximately $941,000 and $919,000 are net of accumulated amortization of approximately $708,000 and $636,000 at June 30, 2012 and December 31, 2011, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2012 and December 31, 2011, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2012, the interest rates on these loans ranged from 4.25% to 7.07%, payable in monthly installments aggregating approximately $742,000, including principal, to various dates through 2026. The majority of the mortgages are subject to prepayment penalties.  At June 30, 2012, the weighted average interest rate on the above mortgages was 5.53%. The effective rate of 5.62% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2012 are as follows:

2013—current maturities	$19,936,000
2014	29,506,000
2015	9,152,000
2016	189,000
2017	199,000
Thereafter	79,629,000
$138,611,000

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2012, amounts received for prepaid rents of approximately $1,405,000 are included in cash and cash equivalents, and security deposits of approximately $1,953,000 are included in other assets and are restricted cash.

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

In 2012, the Partnership approved quarterly distributions of $ 7.50 per unit ($0.25 per receipt) payable on March 31, June 30, and September 30, 2012.

In 2011 the Partnership paid quarterly distributions of $7.00 per unit ($0.23 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($0.93 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2012	2011
Income per Depositary Receipt before Discontinued Operations	$0.42	$0.12
Income from Discontinued Operations	—	1.98
Net Income per Depositary Receipt after Discontinued Operations	$0.42	$2.10
Distributions per Depositary Receipt	$0.50	$0.46

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2012 are as follows:

Class A	39,062
Class B	9,276
General Partnership	489
48,827

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”).  Under the terms of the Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partnership Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19%, and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through June 30, 2012, the Partnership has repurchased 1,197,013 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,740 Class B Units and 92 General Partnership Units, at an average price of $587.01 per Unit, totaling approximately $30,549,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2012, the Partnership purchased 2,053 Depositary Receipts for a cost of $55,778, 16 Class B Units for a cost of $12,921 and 1 General Partnership Unit for a cost of $680 for a total cost of $69,379.

Through August 8, 2012, the Partnership purchased a total of 251 Depositary Receipts.  The price was $26.55 per receipt or $793.50 per unit. The total cost was $6,995.  The Partnership is required to repurchase approximately 1.99 Class B Units and 0.11 General Partnership units at a cost of $ 1,581 and $83, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2012, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2012 as follows:

Commercial Property Leases
2013	$2,549,000
2014	2,187,000
2015	1,636,000
2016	1,434,000
2017	590,000
Thereafter	909,000
$9,305,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $310,000 and $363,000 for the six months ended June 30, 2012, and 2011 respectively.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	Annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through June 30,
2013	$277,224	15,712	9	10%
2014	224,723	9,140	9	8%
2015	557,565	27,640	9	20%
2016	748,985	26,298	7	26%
2017	476,797	16,272	5	17%
2018	221,666	7,037	1	8%
2019	0	0	0	0%
2020	265,032	6,906	3	9%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
Totals	$2,836,792	110,805	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $501,000 and $448,000 at June 30, 2012 and December 31, 2011, respectively.  Included in rents receivable at June 30, 2012 is approximately $299,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $17,000 representing the deferral of rental concession primarily related to the residential properties.

For the six months ended June 30, 2012 rent at the commercial properties includes approximately $3,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2012 and 2011, cash paid for interest was approximately $3,900,000, and $3,976,000 respectively.  Cash paid for state income taxes was approximately $44,000 and $28,000 during the six months ended June 30, 2012 and 2011 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2012 and December 31, 2011, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2012 and December 31, 2011 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2012 and December 31, 2011, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2012 and December 31, 2011, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2012	$138,611,294	$158,928,801
At December 31, 2011	$139,161,612	$158,050,039
Investment Properties
At June 30, 2012	$139,206,873	$161,063,396

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes.  These taxes are not significant and are recorded as operating expenses in the accompanying consolidated financial statements.

Certain allowable accelerated depreciation deductions have been reduced by 50% in 2012 and are expected to be eliminated for 2013.  This will result in higher taxable income in those years.  Future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2004 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $89,167,000 at June 30, 2012.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the six months ended June 30, 2012 and 2011 was approximately $18,960 and $141,000, respectively.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017.  In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of August 1, 2012, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at June 30, 2012. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is $8,406,631 with interest only at 5.79% due in August 2016.  The mortgage on Essex Development, LLC, or the parking lot is $2,118,990 with a variable interest rate of 2.25% over the daily Libor rate (0.25% at June 30, 2012). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6, 000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000.  In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At June 30, 2012, the balance of this mortgage is approximately $5,466,000.  This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of May 2008, the Partnership sold 137 units as condominiums. Gains from these sales were taxed as ordinary income. The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets were combined with Hamilton on Main Apartments, LLC.  An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5%, respectively, was the sales agent and received a variable commission on each sale of 3% to 5%. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At June 30, 2012, the remaining balance on the mortgage is approximately $15,749,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at June 30, 2012 of approximately $6,936,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information as of June 30, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	9,261,771	2,611,819	8,049,593	5,744,197	1,882,240	7,118,237	7,152,206	21,534,347	110,257,477	173,611,888
Cash & Cash Equivalents	58,404	24,262	26,170	296	24,634	17,487	18,057	51,045	577,044	797,399
Rent Receivable	70,337	—	9,048	12,082	2,563	5,692	4,380	10,138	132,465	246,705
Real Estate Tax Escrow	49,442	—	21,015	69,257	—	93,063	42,103	107,470	483,938	866,288
Prepaid Expenses & Other Assets	85,426	1,110	91,415	97,825	161,820	104,087	76,573	273,435	1,306,813	2,198,503
Financing & Leasing Fees	65,493	1,747	12,247	22,159	4,037	29,424	17,934	18,012	429,336	600,388
Total Assets	9,590,873	2,638,938	8,209,487	5,945,816	2,075,295	7,367,990	7,311,253	21,994,446	113,187,073	178,321,171
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,406,631	2,118,990	6,936,102	4,964,768	1,668,000	4,730,815	5,466,352	15,748,668	89,166,547	139,206,873
Accounts Payable & Accrued Expense	61,165	5,811	118,416	49,520	18,661	54,146	85,621	211,249	884,807	1,489,395
Advance Rental Pmts & Security Dep	187,355	—	147,570	85,841	24,499	87,189	68,827	262,993	1,919,814	2,784,087
Total Liabilities	8,655,151	2,124,801	7,202,087	5,100,129	1,711,161	4,872,149	5,620,800	16,222,911	91,971,168	143,480,356
Partners’ Capital	935,722	514,137	1,007,400	845,687	364,134	2,495,641	1,690,453	5,771,535	21,215,906	34,840,816
Total Liabilities & Capital	9,590,873	2,638,938	8,209,487	5,945,816	2,075,295	7,367,990	7,311,253	21,994,446	113,187,073	178,321,171
Partners’ Capital — NERA 50%	467,861	257,068	503,700	422,844	182,067	1,247,920	845,227	2,885,768
NERA 40%									8,486,362	8,486,362
										15,298,817
Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2012	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of August 1, 2012	—	—	—	—	—	—	—	—	—	—

Summary financial information for the six months ended June 30, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	626,002	144,092	578,703	421,727	111,192	436,161	398,676	1,297,371	6,062,838	10,076,761
Laundry and Sundry Income	7,073	—	1,188	—	—	—	491	9,980	43,855	62,587
	633,075	144,092	579,891	421,727	111,192	436,161	399,167	1,307,350	6,106,693	10,139,348
Expenses
Administrative	7,606	1,114	15,366	2,480	4,103	23,711	2,931	26,098	109,434	192,842
Depreciation and Amortization	206,865	6,485	222,140	126,593	39,472	149,087	158,546	476,667	2,870,999	4,256,855
Management Fees	27,026	5,764	24,116	16,885	4,587	16,992	16,016	52,207	129,568	293,161
Operating	53,132	—	29,481	635	927	905	37,721	178,324	547,102	848,227
Renting	2,090	—	141	2,328	1,450	3,271	1,993	6,580	41,798	59,652
Repairs and Maintenance	54,878	4,525	44,319	146,192	32,177	133,219	29,497	197,892	429,952	1,072,650
Taxes and Insurance	100,878	25,186	50,561	73,592	23,560	81,677	50,868	168,309	744,643	1,319,275
	452,475	43,074	386,125	368,706	106,276	408,862	297,573	1,106,077	4,873,495	8,042,662
Income Before Other Income	180,601	101,018	193,766	53,021	4,916	27,299	101,594	201,274	1,233,197	2,096,686
Other Income (Loss)
Interest Expense	(248,551)	(30,327)	(245,913)	(143,846)	(48,871)	(135,267)	(158,370)	(418,707)	(2,540,630)	(3,970,481)
Interest Income	—	—	24	41	114	—	—	—	—	178
Interest Income from Note	—	—	—	—	3,442	—	—	—	—	3,442
	(248,551)	(30,327)	(245,889)	(143,805)	(45,315)	(135,267)	(158,370)	(418,707)	(2,540,630)	(3,966,860)
Net Income (loss)	(67,950)	70,691	(52,123)	(90,784)	(40,398)	(107,968)	(56,776)	(217,433)	(1,307,433)	(1,870,174)
Net Income (loss) - NERA 50%	(33,975)	35,345	(26,061)	(45,392)	(20,199)	(53,984)	(28,388)	(108,717)		(281,371)
NERA 40%									(522,973)	(522,973)
										(804,344)

Summary financial information for the three months ended June 30, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	333,509	72,046	287,052	211,699	59,714	216,498	201,973	649,487	3,051,260	5,083,238
Laundry and Sundry Income	3,540	—	600	—	—	—	83	4,617	21,355	30,195
	337,049	72,046	287,652	211,699	59,714	216,498	202,056	654,104	3,072,615	5,113,433
Expenses
Administrative	4,330	547	8,864	2,189	1,895	15,351	1,982	12,303	66,572	114,031
Depreciation and Amortization	103,742	3,243	112,159	63,477	19,736	74,723	79,613	240,010	1,438,955	2,135,656
Management Fees	14,208	2,882	12,115	8,333	2,537	8,599	7,978	26,698	66,306	149,656
Operating	22,810	—	14,338	570	256	217	13,014	73,937	243,755	368,896
Renting	150	—	—	659	535	2,377	1,083	4,556	10,807	20,169
Repairs and Maintenance	32,326	4,150	28,474	76,398	15,410	68,837	17,521	103,533	285,183	631,833
Taxes and Insurance	50,693	12,844	25,296	36,671	11,918	40,902	25,458	83,186	364,513	651,482
	228,259	23,666	201,245	188,296	52,287	211,006	146,648	544,223	2,476,092	4,071,723
Income Before Other Income	108,790	48,380	86,406	23,403	7,426	5,492	55,408	109,881	596,522	1,041,709

Other Income (Loss)
Interest expense	(124,068)	(15,034)	(121,314)	(71,826)	(24,445)	(67,577)	(79,013)	(208,988)	(1,267,892)	(1,980,156)
Interest income	—	—	12	21	53	—	—	—	—	86
Interest income from Note	—	—	—	—	1,635	—	—	—	—	1,635
	(124,068)	(15,034)	(121,302)	(71,805)	(22,757)	(67,577)	(79,013)	(208,988)	(1,267,892)	(1,978,435)

Net Income (Loss)	(15,278)	33,346	(34,895)	(48,402)	(15,331)	(62,085)	(23,605)	(99,107)	(671,370)	(936,726)

Net Loss - NERA 50%	(7,639)	16,673	(17,448)	(24,201)	(7,665)	(31,043)	(11,802)	(49,553)		(132,678)
NERA 40%									(268,548)	(268,548)
										(401,226)

Future annual mortgage maturities at June 30, 2012 are as follows:

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
June 30, 2013	132,241	2,118,990	174,853	63,301	1,668,000	65,832	69,329	285,577	1,283,176	5,861,300
June 30, 2014	129,342		6,761,248	67,037		68,027	73,421	301,117	1,311,782	8,711,975
June 30, 2015	137,033			70,994		71,915	77,755	15,161,974	1,386,742	16,906,414
June 30, 2016	8,008,015			74,427		76,024	81,510		1,465,987	9,705,962
June 30, 2017				4,689,009		4,449,016	5,164,336		1,549,759	15,852,121
Thereafter									82,169,101	82,169,101
	8,406,631	2,118,990	6,936,102	4,964,766	1,668,000	4,730,815	5,466,352	15,748,668	89,166,547	139,206,873

Summary financial information as of June 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	9,643,573	2,596,416	8,437,172	5,966,525	1,968,516	7,425,418	7,464,615	22,387,877	115,685,885	181,575,997
Cash & Cash Equivalents	27,239	41,041	58,927	473	33,372	10,741	39,368	17,165	810,444	1,038,770
Rent Receivable	19,130	3,050	8,086	11,165	539	5,972	5,591	12,813	249,184	315,528
Real Estate Tax Escrow	88,832		18,847	56,360	—	83,396	43,720	99,613	604,893	995,661
Prepaid Expenses & Other Assets	88,029	1,085	80,137	83,316	199,773	89,568	77,126	494,172	1,179,042	2,292,248
Financing & Leasing Fees	84,509	1,048	20,413	27,185	9,102	35,786	21,903	24,873	488,737	713,555
Total Assets	9,951,313	2,642,641	8,623,582	6,145,023	2,211,300	7,650,881	7,652,322	23,036,512	119,018,186	186,931,759
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,513,163	2,162,000	7,099,329	5,000,000	1,668,000	4,750,000	5,500,000	16,017,627	89,914,000	140,624,120
Accounts Payable & Accrued Expense	67,948	5,495	50,219	48,582	16,738	10,972	80,605	225,151	778,220	1,283,930
Advance Rental Pmts & Security Dep	183,278		128,680	69,315	20,231	84,842	73,317	258,529	1,819,871	2,638,062
Total Liabilities	8,764,390	2,167,495	7,278,229	5,117,897	1,704,969	4,845,814	5,653,922	16,501,306	92,512,091	144,546,112
Partners’ Capital	1,186,923	475,146	1,345,353	1,027,126	506,331	2,805,067	1,998,400	6,535,206	26,506,095	42,385,648
Total Liabilities & Capital	9,951,313	2,642,641	8,623,582	6,145,023	2,211,300	7,650,881	7,652,322	23,036,512	119,018,186	186,931,759
Partners’ Capital — NERA 50%	593,462	237,573	672,677	513,563	253,166	1,402,534	999,200	3,267,603		7,939,776
NERA 40%									10,602,438	10,602,438
										18,542,214

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through July 25, 2011	—	—	—	127	105	—	—	—	0	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of July 25 , 2011	—	—	—	—	0	—	—	—	—	—

Summary financial information for the six months ended June 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	566,447	141,050	560,462	401,308	119,139	426,205	393,025	1,230,819	5,739,961	9,578,416
Laundry and Sundry Income	7,202	—	1,228	—				10,788	49,813	69,031
	573,649	141,050	561,690	401,308	119,139	426,205	393,025	1,241,608	5,789,775	9,647,447
Expenses
Administrative	11,270	829	8,981	4,878	1,801	7,584	8,045	15,685	66,499	125,571
Depreciation and Amortization	211,570	3,127	221,293	129,404	44,832	157,214	162,659	481,690	2,847,426	4,259,214
Management Fees	25,101	5,520	22,640	15,907	4,903	16,752	15,904	50,522	123,272	280,521
Operating	65,071		36,031	868	95	219	20,571	210,067	494,144	827,066
Renting	7,180		10,407	7,128	1,075	4,589	1,777	7,051	98,387	137,595
Repairs and Maintenance	55,879	3,050	36,138	149,527	37,908	155,110	44,073	167,241	444,075	1,093,000
Taxes and Insurance	94,238	23,818	47,268	73,559	22,779	78,513	43,552	160,236	606,241	1,150,205
	470,308	36,344	382,758	381,271	113,394	419,981	296,581	1,092,492	4,680,044	7,873,173
Income Before Other Income	103,341	104,706	178,932	20,036	5,744	6,224	96,444	149,116	1,109,730	1,774,274

Other Income (Loss)
Interest Income			25	45	269				3,219	3,558
Interest Expense	(250,249)	(30,688)	(248,522)	(143,397)	(48,582)	(134,521)	(157,575)	(422,124)	(2,536,073)	(3,971,730)
Interest income from Note					4,781					4,781
	(250,249)	(30,688)	(248,497)	(143,352)	(43,532)	(134,520)	(157,575)	(422,124)	(2,532,854)	(3,963,391)

Net Income (Loss)	(146,907)	74,018	(69,565)	(123,316)	(37,788)	(128,296)	(61,030)	(273,008)	(1,423,124)	(2,189,117)

Net Loss - NERA 50%	(73,454)	37,009	(34,783)	(61,658)	(18,894)	(64,148)	(30,515)	(136,504)		(382,997)
NERA 40%									(569,250)	(569,250)
										(952,246)

Summary financial information for the three months ended June 30, 2011

	Hamilton Essex 81	Hamilton Essex Parking	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on MainApts	Dexter Park	Total
Revenues
Rental Income	277,595	72,050	278,692	203,017	61,849	211,266	200,020	617,257	2,847,881	4,769,626
Laundry and Sundry Income	3,264		600					4,698	24,223	32,785
	280,859	72,050	279,292	203,017	61,849	211,266	200,020	621,955	2,872,104	4,802,410
Expenses
Administrative	6,472	448	4,608	2,837	893	4,512	1,522	4,979	34,143	60,413
Depreciation and Amortization	105,872	1,563	110,706	65,193	22,416	79,079	82,205	241,739	1,424,349	2,133,121
Management Fees	12,603	2,760	11,541	8,028	2,471	8,507	8,009	24,965	60,459	139,344
Operating	26,655		12,955	250	51	169	(1,904)	85,909	210,837	334,922
Renting	2,080		4,407	3,669	1,075	3,663	524	3,833	43,661	62,913
Repairs and Maintenance	29,217	3,050	22,350	72,274	23,078	91,589	23,074	95,414	279,864	639,909
Taxes and Insurance	47,052	11,910	23,609	36,963	11,414	39,411	21,718	79,355	319,801	591,233
	229,952	19,731	190,176	189,214	61,398	226,930	135,147	536,193	2,373,114	3,961,855
Income Before Other Income	50,907	52,319	89,115	13,803	451	(15,664)	64,873	85,762	498,990	840,556

Other Income (Loss)
Interest Income			13	23	128					164
Interest Expense	(125,645)	(15,242)	(123,947)	(72,124)	(24,432)	(67,642)	(79,285)	(211,960)	(1,274,191)	(1,994,467)
Interest income from Note					2,310					2,310
	(125,645)	(15,242)	(123,934)	(72,101)	(21,994)	(67,642)	(79,285)	(211,960)	(1,274,191)	(1,991,994)

Net Income (Loss)	(74,738)	37,077	(34,819)	(58,298)	(21,543)	(83,306)	(14,412)	(126,198)	(775,201)	(1,151,438)

Net Loss - NERA 50%	(37,369)	18,538	(17,409)	(29,149)	(10,772)	(41,653)	(7,206)	(63,099)		(188,119)
NERA 40%									(310,080)	(310,080)
										(498,199)

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

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and realized gain and loss on the sale of rental property held for sale for the six months ended June 30, 2012, and 2011:

	June 30,	June 30,
	2012	2011
Total Revenues	$—	$349,548
Operating and other expenses	—	235,441
Depreciation and amortization	—	32,540
	—	267,981
Income from discontinued operations	$—	$81,567

Gain on the sale of Avon Street in the second quarter of 2011:
Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(435,506)
Gain on the sale of real estate	$7,720,459

NOTE 17. SUBSEQUENT EVENT

On June 30, 2012, Thomas Raffoul, a long standing member of the Partnership’s Advisory Committee, passed away.  The Committee vacancy was filled by Edward Sarkisian by vote of the Advisory Committee at its meeting held on August 6, 2012.  Mr. Sarkisian was qualified for appointment to the Advisory Committee in the event of a vacancy by the results of the September 28, 2007 consent solicitation as reported in Form 8-K dated October 29, 2009.

Through August 13, 2012, the Partnership purchased a total of 251 Depositary Receipts.  The price was $26.51 per receipt or $793.50 per unit. The total cost was $6,995.  The Partnership is required to repurchase approximately 1.99 Class B Units and 0.11 General Partnership units at a cost of $1,581 and $83, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2012 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Performance in the second quarter of 2012 continues to reflect the positive effects of the September 2011 leasing season’s gains.  The results for the third and fourth quarter are expected to exceed the results for the first six months of 2012.  The percentage of tenants renewing is higher than in previous years and supply of units available for rent is limited, resulting in higher market rents throughout the portfolio.  These factors are trending toward higher revenue in 2012 as compared to 2011. Operating expenses are trending flat or lower in 2012 as compared to 2011.  External factors contributing to this strong performance are the imbalance in supply and demand in the rental housing market, growth in the renter population, stringent lending standards for potential home buyers, declining homebuyer sentiment, limited new supply of apartments and an improvement in the local employment base.  These events have produced improving income growth, with the portfolio achieving a 6% increase in new rentals and a 3% average increase in renewing residential leases.  Management expects these increases to widen during the upcoming leasing season.  The Partnership properties and Joint Venture properties have experienced a vacancy rate in the first half of 2012 of 3% or less with many of the properties experiencing less than 1%.  Management believes that the increasing student population and continued declines in the local unemployment rate will keep occupancy high for the next 18-24 months and revenue growth will be equally positive during that time frame.

Eliminating depreciation expense from the analysis of expenses, total operating expenses for the six months ended June 30, 2012 have declined 2.8% in comparison to the six months ended June 30, 2011.  Contributing to this has been a reduction in leasing commissions, and a decrease in snow removal and heating costs due to an unseasonably warm winter in 2012 as well as management’s capitalization on energy conversion and purchasing power.  The higher tenant retention experience has also resulted in no growth in the repairs and maintenance expenses for 2012 year to date.

Management expects to refinance at least $28 million in long term debt by year end. It is anticipated that the interest rate for the new debt will be less than the current interest rate.  Management will be considering additional debt refinancing in balance with its future acquisition goals and historically low interest rate environment.  There may be substantial costs and/or prepayment penalties associated with the refinancings.  Management believes the existing trading range for the stock is worthy of continuing its Depositary Receipt Repurchase Program.  As such, 2,053 Depositary Receipts, 16 Class B Units and 1 General Partnership Unit were purchased during the second quarter of 2012 for a total cost of $69,379.  When appropriate, Management will continue to repurchase shares in accordance with the Repurchase Program.  Management continues to weigh investment alternatives against cash liquidity and the current depositary receipt price.  Management believes the recent increase in distributions in 2012 is appropriate given the sustained performance of the portfolio and the expected future earnings that the Partnership will be realizing.

The Stock Repurchase Program that was initiated in 2007 has repurchased 1,197,013 Depositary Receipts through June 2012 or 37% of the outstanding class A Depositary Receipts at June 30, 2012.  The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 36% of the total properties and 45% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At June 30, 2012, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. One of NewReal’s directors, Roberta Ornstein also owns immaterial amounts of the Partnership’s Class A receipts. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

In addition to the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows Hamilton to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership’s properties. Additionally, from time to time, the Partnership pays Hamilton for repairs and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

Residential tenants generally sign a one year lease.  During the first six months of 2012, tenant renewals were approximately 72% with an average rental increase of approximately 3%, new leases accounted for approximately 28% with rental rate increases of approximately 6%.  In 2012, leasing commissions decreased approximately 57% from 2011, while tenant concessions decreased approximately 55% from 2011.  Tenant improvements were approximately $483,000 in 2012, compared to approximately $492,000 in 2011, a decrease of approximately $9,000.

Hamilton accounted for approximately 6% of the repair and maintenance expense paid for by the Partnership for the six months ended June 30, 2012 and 5% for the six months ended June 30, 2011. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 83% and 68% of the legal services paid for by the Partnership during the six months ended June 30, 2012 and 2011, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2012, Hamilton provided the Partnership approximately $8,000 in construction and architectural services, compared to $35,000 for the six months ended June 30, 2011.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During each of the six months ended June 30, 2012 and 2011, Hamilton charged the Partnership $31,250 per quarter ($125,000 per year) for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and June 30, 2011

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and interest income of approximately $3,387,000 for the three months ended June 30, 2012, compared to approximately $2,837,000 for the three months ended June 30, 2011, an increase of approximately $550,000 (19.4%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2012	July 26, 2011
Residential
Units	2,270	2,270
Vacancies	74	53
Vacancy rate	3.3%	2.3%
Commercial
Total square feet	110,949	110,949
Vacancy	5,500	0
Vacancy rate	5.0%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2012		2011
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,703	$8,703	$8,353	$8,234
Residential percentage	91%	91%	90%	90%
Commercial percentage	9%	9%	10%	10%
Contingent rentals	$153	$153	$180	$180

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011:

	Three Months Ended June 30,		Dollar	Percent
	2012	2011	Change	Change
Revenues:
Rental income	$8,702,905	$8,234,245	468,660	5.7%
Laundry and sundry income	97,511	111,398	(13,887)	(12.5)%
	8,800,416	8,345,643	454,773	5.4%
Expenses
Administrative	408,814	399,845	8,969	2.2%
Depreciation and amortization	1,546,186	1,451,795	94,391	6.5%
Management fees	365,866	350,886	14,980	4.3%
Operating	711,039	871,037	(159,998)	(18.4)%
Renting	53,368	109,450	(56,082)	(51.2)%
Repairs and maintenance	1,297,772	1,317,610	(19,838)	(1.5)%
Taxes and insurance	1,030,690	1,008,219	22,471	2.2%
	5,413,735	5,508,842	(95,107)	(1.7)%
Income Before Other Income and Discontinued Operations	3,386,681	2,836,801	549,880	19.4%
Other Income (Loss)
Interest expense	(1,938,747)	(1,983,117)	44,370	(2.2)%
Interest income	553	1,007	(454)	(45.1)%
(Loss) from investment in unconsolidated joint ventures	(401,226)	(498,198)	96,972	(19.5)%
	(2,339,420)	(2,480,308)	140,888	(5.7)%

Income from Continuing Operations	1,047,261	356,493	690,768	193.8%
Discontinued Operations
Income from discontinued operations	—	16,178	(16,178)	(100.0)%
Gain on the sale of real estate from discontinued operations	—	7,720,459	(7,720,459)	(100.0)%
	—	7,736,637	(7,736,637)	(100.0)%
Net Income	$1,047,261	$8,093,130	$(7,045,869)	(87.1)%

Rental income from continuing operations for the three months ended June 30, 2012 was approximately $8,703,000, compared to approximately $8,234,000 for the three months ended June 30, 2011, an increase of approximately $469,000 (5.7%).  The factors which can be attributed to this increase include the acquisition of the Battle Green Apartments in June 2011 which resulted in an increase in rental income of approximately $241,000, and rental rate increases.  The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Westgate Woburn, Olde English, School Street, and North Beacon with increases of approximately $64,000, $55,000, $27,000, $24,000, and $20,000 respectively.  Included in rental income is contingent rentals collected on commercial properties.  Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended June 30, 2012 were approximately $5,414,000 compared to approximately $5,509,000 for the three months ended June 30, 2011, a decrease of approximately $95,000 (1.7%). The most significant factors contributing to this decrease is a decrease in operating expenses of approximately $160,000 (18.4%) due to lower heat and water and sewer charges.  We experienced an unseasonably mild winter and spring which resulted in lower heating costs.  Renting expenses decreased approximately $56,000(51.2%) due to decreases in rental commissions and rental concessions as a result of the increased demand for apartments and lower vacancy levels.  Repairs and maintenance expenses also decreased approximately $20,000 (1.5%) due to more repairs being done to the properties in 2011.

These decreases are offset by increases in depreciation and amortization expense of approximately $94,000 (6.5%) due to the acquisition of the Battle Green Apartments in June 2011; an increase in taxes and insurance of approximately $22,000 (2.2%) due to increases in real estate taxes and insurance premiums; and an increase in the management fee of approximately $15,000 (4.3%) due to the increase in rental income receipts.

Interest expense for the three months ended June 30, 2012 was approximately $1,939,000 compared to approximately $1,983,000 for the three months ended June 30, 2011, a decrease of approximately $44,000 (2.2%).  This decrease is due to a lower average level of debt outstanding in 2012 compared to 2011.

At June 30, 2012, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $401,000 for the three months ended June 30, 2012, compared to approximately $498,000 for the three months ended June 30, 2011, a decrease in the loss of approximately $97,000 (19.5%).  Included in the loss for the three months ended June 30, 2012 is depreciation and amortization expense of approximately $924,000.  The allocable loss for the three months ended June 30, 2012 associated with the investment in Dexter Park is approximately $269,000 of which approximately $576,000 is depreciation and amortization.

Interest income for the three months ended June 30, 2012 was approximately $600 compared to approximately $1,000 for the three months ended June 30, 2011, a decrease of approximately $400. This decrease is due to a drop in interest rates.

In June 2011, the Partnership sold the Avon Street Apartments located in Malden, Massachusetts.  The net income from Avon Street for the three months ended June 30, 2011 was approximately $16,000 and the gain on the sale of Avon Street was approximately $7,720,000. This is included in discontinued operations.

As a result of the changes discussed above, net income for the three months ended June 30, 2012 was approximately $1,047,000 compared to approximately $8,093,000 for the three months ended June 30, 2011, a decrease of approximately $7,046,000.

Six Months Ended June 30, 2012 Compared to Six Months ended June 30, 2011

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of approximately $6,377,000 for the six months ended June 30, 2012, compared to approximately $5,341,000 for the six months ended June 30, 2011, an increase of $1,036,000 (19.4%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Dollar	Percent
	2012	2011	Change	Change
Revenues:
Rental income	$17,462,608	$16,413,095	$1,049,513	6.4%
Laundry and sundry income	190,189	213,441	(23,252)	(10.9)%
	17,652,797	16,626,536	1,026,261	6.2%
Expenses
Administrative	898,588	825,588	73,000	8.8%
Depreciation and amortization	3,060,231	2,808,616	251,615	9.0%
Management fees	717,611	684,236	33,375	4.9%
Operating	1,953,142	2,329,723	(376,581)	(16.2)%
Renting	100,119	197,337	(97,218)	(49.3)%
Repairs and maintenance	2,370,646	2,379,751	(9,105)	(0.4)%
Taxes and insurance	2,175,091	2,060,745	114,346	5.5%
	11,275,428	11,285,996	(10,568)	(0.1)%
Income Before Other Income and Discontinued Operations	6,377,369	5,340,540	1,036,829	19.4%
Other Income (Loss)
Interest income	1,192	2,234	(1,042)	(46.6)%
Interest expense	(3,900,003)	(3,929,825)	29,822	(0.8)%
(Loss) from investment in unconsolidated joint ventures	(804,344)	(952,246)	147,902	(15.5)%
	(4,703,155)	(4,879,837)	176,682	(3.6)%
Income from Continuing Operations	1,674,214	460,703	1,213,511	263.4%
Discontinued Operations:
Income from discontinued operations	—	81,567	81,567	100.0%
Gain on sale of real estate from discontinued operations	—	7,720,459	7,720,459	100.0%
	—	7,802,026	(7,802,026)	100.0%
Net income	$1,674,214	$8,262,729	$(6,588,515)	(79.7)%

Rental income from continuing operations for the six months ended June 30, 2012 was approximately $17,463,000 compared to approximately $16,413,000 for the six months ended June 30, 2011, an increase of approximately $1,050,000 (6.4%). The factors which can be attributed to this increase include the acquisition of the Battle Green Apartments in June 2011which resulted in an increase in rental income of approximately $477,000, as well as the amortization in 2011 of approximately $176,000 in connection with the free rent granted to tenants compared to $25,000 in 2012.  In addition, the following properties experienced rental income increases:  62 Boylston Street, Westgate Woburn, Hamilton Oaks, Olde English, Westside Colonial and School Street with increases of approximately $113,000, $101,000, $44,000, $40,000, $39,000 and $39,000 respectively.  These increases are offset by decreases in commercial property rental income of approximately $51,000 at Cypress Street due to vacancies at the property and a decrease of approximately $22,000 at Linewt due to the restructuring of the tenant lease in an effort to maintain occupancy.

Expenses from continuing operations for the six months ended June 30, 2012 were approximately $11,275,000 compared to approximately $11,286,000 for the six months ended June 30, 2011, a decrease of approximately $11,000 (0.1%). The most significant factor contributing to this decrease was a decrease in operating expenses of approximately $377,000 (16.2%); a decrease in renting expenses of approximately $97,000 (49.3%) and a decrease in repairs and maintenance expenses of approximately $9,000 (0.4%).  The reasons for these changes are discussed in the section for the results for the three months ended June 30, 2012.

These decreases in expenses are offset by an increase in depreciation and amortization of approximately $252,000 (9.0%), an increase in taxes and insurance of approximately $114,000 (5.5%) and an increase in administrative expenses of approximately $73,000 (8.8%).  The increase in administrative expenses is due to an increase in fees paid to the management company for services performed as well as an increase in the cost of employee benefits.  The reasons for the other increases are discussed in the section for the results for the three months ended June 30, 2012.

At June 30, 2012, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $804,000 for the six months ended June 30, 2012 compared to a loss of approximately $952,000 for the six months ended June 30, 2011, a decrease of approximately $148,000 (15.5%).  Included in the loss for the six months ended June 30, 2012 is depreciation and amortization of approximately $1,841,000.

As previously discussed, the Partnership sold the Avon Street Apartments in June 2011.  The net income from Avon Street was approximately $82,000 for the six months ended June 30, 2012 and the gain on the sale of Avon Street was approximately $7,720,000.  The income and gain are included in discontinued operations.

Interest income for the six months ended June 30, 2012 was approximately $1,200 compared to approximately $2,200 for the six months ended June 30, 2011, a decrease of approximately $1,000 (46.6%).

As a result of the changes discussed above, net income for the six months ended June 30, 2012 was approximately $1,674,000 compared to approximately $8,263,000 for the six months ended June 30, 2011, a decrease of approximately $6,589,000 (79.7%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2012 and 2011 was the collection of rents and refinancing of Partnership properties. The majority of cash and cash equivalents of $5,181,834 at June 30, 2012 and $4,050,157 at December 31, 2011 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $1,131,677 at June 30, 2012 is summarized as follows:

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$5,731,154	$4,084,500
Cash (used in) investing activities	(151,517)	(2,404,378)
Cash (used in) provided by financing activities	(2,406,892)	907,499
Repurchase of Depositary Receipts, Class B and General Partner Units	(69,379)	—
Distributions paid	(1,971,689)	(1,840,784)
Net increase in cash and cash equivalents	$1,131,677	$746,837

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash provided by operating activities is due to the increase in net income in 2012 compared to the comparable period in 2011.  The increase in cash used in financing activities is due to the principal payment of the note payable; the decrease in the cash used in investing activities is due to the acquisition of the Battle Green Apartments, offset by the sale of Avon Street Apartments, both events occurring in 2011.  In 2012, the Partnership purchased Depositary Receipts, and Class B and General Partnership Units for a total cost of $69,379.  The Partnership did not buy any receipts in 2011.

During 2012, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $829,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Oaks, 62 Boylston Street, Olde English, Westgate Woburn and North Beacon Street at a cost of approximately $147,000, $121,000, $118,000, $92,000 and $56,000 respectively. The Partnership plans to invest an additional $986,000 in capital improvements in 2012.

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

On May 18, 2011, the Partnership sold Avon Street Apartments, a 66 unit residential apartment complex located at 130 Avon Street, Malden, Massachusetts.  The sales price was $8,750,000, which resulted in a gain of approximately $7,720,000.  The net proceeds of the sale, of approximately $5,444,000 were held by a qualified intermediary in order for the Partnership to structure a tax free exchange in accordance with Section 1031 of the IRS code.  This tax free exchange was completed with the purchase of Battle Green Apartments.

During the six months ended June 30, 2012, the Partnership purchased 2,053 Depositary Receipts for a cost of $55,778, 16 Class B Units for a cost of $12,921 and 1 General Partnership Unit for a cost of $680 for a total cost of $69,379.  There were no purchases of Depositary Receipts in 2011.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the six months ended June 30, 2012 and 2011 was approximately $18,960 and $141,000, respectively.

During the six months ended June 30, 2012, the Partnership received distributions of approximately $678,000 from the investment properties of which $490,000 was from Dexter Park.  In 2012, Dexter Park is required to increase principal payments on its mortgage by approximately $1,000,000.  The Partnership’s share of this increased amortization is approximately $400,000. Distributions from Dexter Park for the six months ended June 30, 2012 were $490,000 compared to $480,000 for the six months ended June 30, 2011.

The Partnership approved quarterly distributions of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2012, June 30, 2012, and September 30, 2012.

The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations, pay distributions, and make required debt payments and to finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of June 30, 2012, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2012, our proportionate share of the non-recourse debt related to these investments was approximately $60,687,000. See Note 14 to the Consolidated Financial Statements.

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

•      Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.

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

•      Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.

•      Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $277,818,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2026. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our General Partner as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their reviews, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)           None

(b)           None.

((c)          Issuer Purchases of Equity Securities during the Second Quarter of 2012:

		Depositary Receipts	Remaining number of Depositary Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)
April 1 - 30, 2012	—	—	305,040
May 1- 31, 2012	—	—	305,040
June 1 - 30, 2012	$26.50	2,053	302,987
Total		2,053

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”).  Under the terms of the Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partnership Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19%, and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through June 30, 2012, the Partnership has repurchased 1,197,013 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,740 Class B Units and 92 General Partnership Units, at an average price of $587.01 per Unit, totaling approximately $30,549,000 including brokerage fees paid by the Partnership.

Through August 13, 2012, the Partnership purchased a total of 251 Depositary Receipts.  The price was $26.51 per receipt or $793.50 per unit. The total cost was $6,995.  The Partnership is required to repurchase approximately 1.99 Class B Units and 0.11 General Partnership units at a cost of $ 1,581 and $83, respectively.

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

Dated: August 14, 2012

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).