Form 10-Q
period 2012-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2012-11-13
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2012, there were 104,621 of the registrant’s Class A units (3,138,643 Depositary Receipts) of limited partnership issued and outstanding and 24,847 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$96,137,618	$98,924,534
Cash and Cash Equivalents	5,322,287	4,050,157
Rents Receivable	545,496	434,252
Real Estate Tax Escrows	446,314	401,325
Prepaid Expenses and Other Assets	3,460,422	3,866,652
Investments in Unconsolidated Joint Ventures	14,786,580	16,780,657
Financing and Leasing Fees	960,064	919,187
Total Assets	$121,658,781	$125,376,764
LIABILITIES AND PARTNERS’ CAPITAL
Note Payable	$—	$1,668,600
Mortgage Notes Payable	138,335,670	139,161,612
Accounts Payable and Accrued Expenses	2,143,534	2,253,696
Advance Rental Payments and Security Deposits	3,604,570	3,603,708
Total Liabilities	144,083,774	146,687,616

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 130,776 and 131,484 units outstanding in 2012 and 2011 respectively	(22,424,993)	(21,310,852)
Total Liabilities and Partners’ Capital	$121,658,781	$125,376,764

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Rental income	$8,782,896	$8,543,908	$26,245,505	$24,957,004
Laundry and sundry income	92,700	104,618	282,889	318,059
	8,875,596	8,648,526	26,528,394	25,275,063
Expenses
Administrative	463,687	411,836	1,362,276	1,237,424
Depreciation and amortization	1,571,942	1,603,529	4,632,173	4,412,144
Management fee	360,578	347,833	1,078,188	1,032,069
Operating	731,618	774,998	2,684,760	3,104,722
Renting	48,483	63,482	148,602	260,819
Repairs and maintenance	1,487,272	1,421,084	3,857,918	3,800,836
Taxes and insurance	1,066,739	1,042,470	3,241,830	3,103,215
	5,730,319	5,665,232	17,005,747	16,951,229
Income Before Other Income and Discontinued Operations	3,145,277	2,983,294	9,522,647	8,323,834
Other Income (Expense)
Interest income	554	895	1,746	3,129
Interest expense	(1,953,645)	(2,033,082)	(5,853,647)	(5,962,907)
(Loss) from investments in unconsolidated joint ventures	(417,733)	(491,128)	(1,222,077)	(1,443,374)
	(2,370,824)	(2,523,315)	(7,073,978)	(7,403,152)
Income From Continuing Operations	774,453	459,979	2,448,669	920,682
Discontinued Operations
Income from discontinued operations	—	(2,245)	—	81,567
Gain on the sale of real estate	—	(808)	—	7,720,459
	—	(3,053)	—	7,802,026
Net Income	$774,453	$456,926	$2,448,669	$8,722,708

Income per Unit
Income before discontinued operations	$5.90	$3.50	$18.63	$7.00
Income from discontinued operations	—	(0.02)	—	59.34
Net Income per Unit	$5.90	$3.48	$18.63	$66.34
Weighted Average Number of Units Outstanding	131,277	131,484	131,410	131,484

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,628)	$(269,033)	$(26,920,567)
Distribution to Partners	—	—	—	—	—	—	(2,208,941)	(524,623)	(27,612)	(2,761,176)
Net Income	—	—	—	—	—	—	6,978,166	1,657,315	87,227	8,722,708
Balance September 30, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(16,770,681)	$(3,978,936)	$(209,418)	$(20,959,035)

Balance January 1, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,783)	$(212,935)	$(21,310,852)
Distribution to Partners						—	(2,362,012)	(560,978)	(29,525)	(2,952,515)
Stock Buyback					708	(708)	(488,627)	(115,584)	(6,083)	(610,294)
Net Income						—	1,958,935	465,247	24,487	2,448,668
Balance September 30, 2012	144,180	34,243	1,802	180,225	49,449	130,776	$(17,943,838)	$(4,257,098)	$(224,057)	$(22,424,993)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities
Net income	$2,448,669	$8,722,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,632,173	4,412,144
Loss from investments in joint venture	1,222,077	1,443,374
Depreciation and amortization - discontinued operations	—	30,295
Gain on the sale of rental property		(7,720,459)
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(111,244)	(25,030)
Increase (Decrease) in accounts payable and accrued expense	(110,162)	(324,307)
(Increase) Decrease in real estate tax escrow	(44,989)	(90,999)
(Increase) Decrease in prepaid expenses and other assets	406,230	(579,064)
Increase in advance rental payments and security deposits	862	52,220
Total Adjustments	5,994,947	(2,801,826)
Net cash provided by operating activities	8,443,616	5,920,882
Cash Flows Used in Investing Activities
Proceed from unconsolidated joint venture	772,000	890,710
Investment in unconsolidated joint venture	—	(40,710)
Purchase and improvement of rental properties	(1,640,502)	(11,871,330)
Net proceeds from the sale of rental property	—	8,297,928
Net cash (used in) investing activities	(868,502)	(2,723,402)
Cash Flows from Financing Activities
Payment of financing costs	(245,633)	(101,689)
Proceeds of mortgage notes payable	—	5,000,000
Proceeds of note payable	—	3,998,573
Principal payments of mortgage notes payable	(825,943)	(3,263,623)
Principal payments of note payable	(1,668,600)	(4,998,573)
Stock buyback	(610,294)	—
Distributions to partners	(2,952,514)	(2,761,176)
Net cash (used in) financing activities	(6,302,984)	(2,126,488)
Net Increase in Cash and Cash Equivalents	1,272,130	1,070,992
Cash and Cash Equivalents, at beginning of period	4,050,157	3,245,361
Cash and Cash Equivalents, at end of period	$5,322,287	$4,316,353

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The Partnership adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to these financial statements.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2012 or 2011. The Partnership makes its temporary cash investments with high-credit quality financial institutions.  At September 30, 2012, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.45%.  At September 30, 2012 and December 31, 2011, respectively approximately $6,243,000  and $5,051,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $43,190 and $59,997 for the nine months ended September 30, 2012 and 2011, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year.  During the nine months ended September 30, 2012 and the year ended December 31, 2011 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2012, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2012, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2012 with a total of 799 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2012	December 31, 2011	Useful Life
Land, improvements and parking lots	$27,781,268	$27,614,537	15—40 years
Buildings and improvements	119,318,092	119,097,186	15—40 years
Kitchen cabinets	3,990,449	3,542,249	5—10 years
Carpets	3,847,902	3,307,499	5—10 years
Air conditioning	830,218	788,146	7—10 years
Laundry equipment	375,167	368,955	5—7 years
Elevators	1,139,296	1,139,296	20 years
Swimming pools	235,242	235,242	10 years
Equipment	1,812,027	1,744,006	5—7 years
Motor vehicles	107,788	107,788	5 years
Fences	26,874	22,974	5—10 years
Furniture and fixtures	1,095,562	1,039,439	5—7 years
Smoke alarms	204,416	116,482	5—7 years
Total fixed assets	$160,764,301	$159,123,799
Less: Accumulated depreciation	(64,626,683)	(60,199,265)
	$96,137,618	$98,924,534

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt.  Total fees paid were approximately $1,078,000 and $1,047,000 during the nine months ended September 30, 2012 and 2011 respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2012 and 2011, approximately $503,000, and $601,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2012 expenses referred to above, approximately $216,000 consisted of repairs and maintenance and $242,000 of administrative expense.  Approximately $22,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties.   Rental commissions were approximately $23,000 for the nine months ended September 30, 2012. Additionally in 2012, the Hamilton Company received approximately $552,000 from the Investment Properties of which approximately $423,000 was the management fee, approximately $10,000 was for construction supervision and architectural fees, approximately $53,000 was for maintenance services and approximately $62,000 was for administrative services. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the Management Company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,999,000 and $1,923,000 for the nine months ended September 30, 2012 and 2011, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2012 and 2011.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the nine months ended September 30, 2012 and 2011, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses of $242,000 above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  The Partnership does not have a written agreement with this individual.  During each of the nine months ended September 30, 2012 and 2011, this individual received $56,250.

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

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the nine months ended September 30, 2012 and 2011 was approximately $18,960 and $202,000, respectively.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $1,923,000 and $1,879,000 of security deposits and prepaid rent deposits are included in prepaid expenses and other assets at September 30, 2012 and December 31, 2011, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2012 and December 31, 2011 is approximately $710,000 and $1,014,000, respectively, held in escrow to fund future capital improvements.

Financing and leasing fees of approximately $960,000 and $919,000 are net of accumulated amortization of approximately $740,000 and $636,000 at September 30, 2012 and December 31, 2011, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2012 and December 31, 2011, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2012, the interest rates on these loans ranged from 4.25% to 7.07%, payable in monthly installments aggregating approximately $742,000, including principal, to various dates through 2026. The majority of the mortgages are subject to prepayment penalties.  At September 30, 2012, the weighted average interest rate on the above mortgages was 5.53%. The effective rate of 5.62% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnerships have pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2012 are as follows:

2013—current maturities	$41,357,000
2014	7,889,000
2015	9,116,000
2016	192,000
2017	202,000
Thereafter	79,580,000
$138,336,000

On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026.  Principal payments will be made using a 30 year amortization schedule.  Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%.

The Partnership is currently working on refinancing the mortgages at Boylston Street, Westgate Woburn, School Street and Cypress Street.  The total amount expected to be refinanced is approximately $47,000,000.  The Partnership may incur prepayment penalties of approximately $1,000,000 upon refinancing. The Partnership has no lender commitment at this time and does not anticipate closing on these mortgages in 2012.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2012, amounts received for prepaid rents of approximately $1,314,000 are included in cash and cash equivalents, and security deposits of approximately $1,832,000 are included in other assets and are restricted cash.

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

In 2012, the Partnership approved quarterly distributions of $7.50 per unit ($0.25 per receipt) payable on March 31, June 30, September 30, 2012 and December 31, 2012.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September 30,
	2012	2011
Income per Depositary Receipt before Discontinued Operations	$0.62	$0.23
Income from Discontinued Operations	—	1.98
Net Income per Depositary Receipt after Discontinued Operations	$0.62	$2.21
Distributions per Depositary Receipt	$0.75	$0.70

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2012 are as follows:

Class A	39,559
Class B	9,395
General Partnership	495
49,449

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”).  Under the terms of the Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partnership Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19%, and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through September 30, 2012, the Partnership has repurchased 1,211,945 Depositary Receipts at an average price of $24.59 per receipt (or $737.70 per underlying Class A Unit), 1,859 Class B Units and 98 General Partnership Units, at an average price of $604.92 per Unit, totaling approximately $31,150,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2012, the Partnership purchased 16,985 Depositary Receipts for a cost of $488,627; 135 Class B Units for a cost of $115,585 and 7 General Partnership Units for a cost of $6,083 for a total cost of $610,294.

From October 1, 2012 through November 9, 2012, the Partnership purchased a total of 942 Depositary Receipts.  The average price was $28.85 per receipt or $865.50 per unit. The total cost was $28,344.  The Partnership is required to repurchase 7.5 Class B Units and 0.39 General Partnership units at a cost of $6,454 and $340, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnerships are involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnerships are not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2012, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August.  Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2012 as follows:

Commercial Property Leases
2013	$2,453,000
2014	2,125,000
2015	1,601,000
2016	1,299,000
2017	508,000
Thereafter	828,000
$8,814,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $477,000 and $461,000 for the nine months ended September 30, 2012 and 2011 respectively.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	Annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through September 30,
2013	$518,465	19,182	10	19%
2014	599,370	30,118	13	21%
2015	146,240	6,415	5	5%
2016	715,380	24,210	6	26%
2017	497,412	16,818	6	18%
2018	—	—	—	—
2019	123,200	3,850	1	4%
2020	141,831	3,056	2	5%
2021	64,800	1,800	1	2%
2022	—	—	—	—
Totals	$2,806,698	105,449	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $563,000 and $448,000 at September 30, 2012 and December 31, 2011, respectively.  Included in rents receivable at September 30, 2012 is approximately $285,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable also includes approximately $14,000 representing the deferral of rental concession primarily related to the residential properties.

For the nine months ended September 30, 2012 rent at the commercial properties includes approximately $3,600 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2012 and 2011, cash paid for interest was approximately $5,854,000, and $6,008,000 respectively.  Cash paid for state taxes was approximately $23,000 and $54,000 during the nine months ended September 30, 2012 and 2011 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2012 and December 31, 2011, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2012 and December 31, 2011 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts  receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2012 and December 31, 2011, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2012 and December 31, 2011, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2012	$138,335,689	$158,058,689
At December 31, 2011	$139,161,612	$158,050,039
Investment Properties
At September 30, 2012	$138,735,174	$160,344,245

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2004 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $88,891,000 at September 30, 2012.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the nine months ended September 30, 2012 and 2011 was approximately $18,960 and $202,000, respectively.   A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. As of September 30, 2012, the balance of the mortgage is approximately $ 4,717,000.  This investment is referred to as Hamilton Bay Apartments, LLC. The loan will be amortized over 30 years thereafter and matures in March 2017.  In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. As of November 1, 2012, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  The balance on the new mortgage is approximately $1,668,000 at September 30, 2012. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage on Hamilton Essex 81, LLC is approximately $8,380,000 amortizing over 30 years at 5.79% due in August 2016.  The mortgage on Essex Development, LLC, or the parking lot is approximately $2,106,000 with a variable interest rate of 2.25% over the daily Libor rate (0.22% at September 30, 2012). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.   The balance of this mortgage is approximately $4,950,000 at September 30, 2012.  This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000.  In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At September 30, 2012, the balance of this mortgage is approximately $5,450,000.  This investment is referred to as Hamilton Minuteman, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At September 30, 2012, the remaining balance on the mortgage is approximately $15,680,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at September 30, 2012 of approximately $6,894,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

Summary financial information as of September 30, 2012

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$9,201,729	$2,611,197	$7,962,705	$5,685,935	$1,863,770	$7,045,549	$7,077,941	$21,317,705	$108,880,125	$171,646,656
Cash & Cash Equivalents	3,682	12,525	57,974	66	14,203	98	42,880	159,507	782,730	1,073,665
Rent Receivable	45,283	—	905	7,924	654	2,929	4,791	5,055	50,229	117,770
Real Estate Tax Escrow	49,793	—	39,686	71,850	—	95,568	42,857	109,839	430,978	840,573
Prepaid Expenses & Other Assets	96,118	807	97,491	102,622	152,270	107,997	76,040	292,984	1,328,474	2,254,803
Financing & Leasing Fees	64,805	5,946	10,205	20,902	2,771	27,833	16,942	16,296	414,507	580,208
Total Assets	$9,461,410	$2,630,476	$8,168,966	$5,889,300	$2,033,669	$7,279,975	$7,261,451	$21,901,385	$111,887,043	$176,513,675
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,379,679	$2,106,087	$6,893,510	$4,949,865	$1,668,000	$4,716,555	$5,450,034	$15,680,318	$88,891,126	$138,735,173
Accounts Payable & Accrued Expense	72,817	5,870	146,324	49,095	20,272	6,929	94,046	248,055	841,053	1,484,461
Advance Rental Pmts& Security Deposits	148,662	—	140,048	86,764	23,802	84,376	68,652	267,641	1,837,442	2,657,387
Total Liabilities	8,601,158	2,111,957	7,179,881	5,085,724	1,712,074	4,807,860	5,612,731	16,196,014	91,569,622	142,877,021
Partners’ Capital	860,252	518,519	989,085	803,576	321,595	2,472,115	1,648,720	5,705,372	20,317,421	33,636,654
Total Liabilities and Capital	$9,461,410	$2,630,476	$8,168,966	$5,889,300	$2,033,669	$7,279,975	$7,261,451	$21,901,385	$111,887,043	$176,513,675
Partners’ Capital - NERA 50%	$430,126	$259,259	$494,542	$401,788	$160,798	$1,236,057	$824,360	$2,852,686		6,659,616
Partners’ Capital - NERA 40%									$8,126,969	8,126,969
										$14,786,585

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through November 1, 2012	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of November 1, 2012.	—	—	—	—	—	—	—	—	—	—

Summary financial information for the nine months ended September 30, 2012

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$937,284	$216,137	$873,734	$639,791	$173,054	$659,463	$603,212	$1,953,493	$9,056,079	$15,112,247
Laundry and Sundry Income	10,488	—	1,788	—	—	—	666	13,732	75,239	101,913
	947,772	216,137	875,522	639,791	173,054	659,463	603,878	1,967,225	9,131,318	15,214,160
Expenses
Administrative	10,430	1,432	23,211	4,079	6,617	29,996	6,755	37,307	169,223	289,048
Depreciation and Amortization	308,642	9,394	336,339	190,555	59,208	224,008	238,621	717,664	4,314,274	6,398,704
Management Fees	40,573	8,645	36,070	25,964	7,268	25,753	24,241	78,862	196,041	443,417
Operating	85,319	—	42,933	636	1,237	1,070	54,385	242,157	764,389	1,192,125
Renting	16,664	—	3,459	5,718	1,450	3,660	3,013	8,845	71,830	114,639
Repairs and Maintenance	94,156	5,475	61,720	235,472	53,379	205,125	45,315	283,251	707,486	1,691,378
Taxes and Insurance	149,722	37,211	75,919	109,871	34,890	121,571	77,022	253,782	1,115,971	1,975,959
	705,506	62,158	579,650	572,294	164,047	611,182	449,351	1,621,867	7,339,215	12,105,270
Income Before Other Income	242,266	153,980	295,872	67,497	9,007	48,281	154,527	345,358	1,792,103	3,108,891
Other Income (Loss)
Interest Expense	(373,357)	(45,437)	(366,348)	(216,254)	(73,609)	(203,375)	(238,036)	(628,955)	(3,818,020)	(5,963,390)
Interest Income	—	—	36	62	165	—	—	—	—	262
Interest Income from Note	—	—	—	—	4,901	—	—	—	—	4,901
	(373,357)	(45,437)	(366,311)	(216,193)	(68,543)	(203,375)	(238,036)	(628,955)	(3,818,020)	(5,958,227)
Net Income (Loss)	$(131,091)	$108,543	$(70,439)	$(148,696)	$(59,537)	$(155,094)	$(83,509)	$(283,597)	$(2,025,917)	$(2,849,337)
Net Income (Loss) - NERA 50%	$(65,546)	$54,271	$(35,220)	$(74,348)	$(29,768)	$(77,547)	$(41,754)	$(141,798)		(411,710)
Net Income (Loss) - NERA 40%									$(810,367)	(810,367)
										$(1,222,077)

Summary financial information for the three months ended September 30, 2012

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$311,281	$72,046	$295,031	$218,064	$61,862	$223,301	$204,535	$656,122	$2,993,242	$5,035,486
Laundry and Sundry Income	3,415	—	600	—	—	—	175	3,752	31,384	39,327
	314,697	72,046	295,631	218,064	61,862	223,301	204,711	659,875	3,024,626	5,074,812
Expenses
Administrative	2,824	317	7,845	1,599	2,514	6,285	3,823	11,209	59,789	96,206
Depreciation and Amortization	101,777	2,909	114,199	63,962	19,736	74,920	80,075	240,997	1,443,275	2,141,849
Management Fees	13,547	2,882	11,953	9,079	2,681	8,761	8,225	26,655	66,474	150,256
Operating	32,187	—	13,451	1	310	165	16,664	63,833	217,288	343,898
Renting	14,574	—	3,318	3,389	—	389	1,019	2,265	30,033	54,987
Repairs and Maintenance	39,279	950	17,401	89,279	21,202	71,906	15,818	85,358	277,534	618,728
Taxes and Insurance	48,843	12,025	25,358	36,279	11,329	39,893	26,154	85,473	371,328	656,683
	253,031	19,084	193,525	203,588	57,772	202,319	151,778	515,790	2,465,720	4,062,608
Income Before Other Income	61,665	52,962	102,106	14,476	4,090	20,982	52,933	144,085	558,906	1,012,205
Other Income (Loss)
Interest Expense	(124,806)	(15,110)	(120,435)	(72,408)	(24,738)	(68,108)	(79,666)	(210,248)	(1,277,390)	(1,992,910)
Interest Income	—	—	12	21	51	—	—	—	—	84
Interest Income from Note	—	—	—	—	1,458	—	—	—	—	1,458
	(124,806)	(15,110)	(120,423)	(72,388)	(23,229)	(68,108)	(79,666)	(210,248)	(1,277,390)	(1,991,367)
Net Income (Loss)	$(63,141)	$37,852	$(18,317)	$(57,912)	$(19,139)	$(47,126)	$(26,733)	$(66,164)	$(718,484)	$(979,163)
Net Income (Loss) - NERA 50%	$(31,571)	$18,926	$(9,158)	$(28,956)	$(9,569)	$(23,563)	$(13,366)	$(33,082)		(130,339)
Net Income (Loss) - NERA 40%									$(287,394)	(287,394)
										$(417,733)

Future annual mortgage maturities at September 30, 2012 are as follows:

		Hamilton
	Hamilon	Essex	345	Hamilton	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Minuteman	Main Apts	Park
	March	March	November	March	October	October	August	August	October
Period End	2005	2005	2001	2005	2005	2005	2004	2004	2009	Total
9/30/2013	$123,859	$2,106,087	$177,887	$64,222	$1,668,000	$65,250	$70,339	$289,374	$1,258,232	$5,823,250
9/30/2014	131,223		6,715,623	68,013		68,979	74,491	305,121	1,330,133	8,693,582
9/30/2015	139,026			72,028		72,921	78,887	15,085,823	1,406,142	16,854,826
9/30/2016	7,985,570			75,510		77,088	82,697		1,486,495	9,707,361
9/30/2017				4,670,091		4,432,317	5,143,620		1,571,440	15,817,469
Thereafter									81,838,683	81,838,683
	$8,379,678	$2,106,087	$6,893,510	$4,949,864	$1,668,000	$4,716,555	$5,450,034	$15,680,318	$88,891,125	$138,735,171

Summary financial information as of September 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	$9,546,059	$2,597,309	$8,336,008	$5,906,387	$1,951,075	$7,347,113	$7,387,465	$22,162,035	$114,310,012	$179,543,463
Cash & Cash Equivalents	117	12,916	10,019	33	24,382	12,951	14,118	281	815,551	890,367
Rent Receivable	92,005	19,146	879	9,278	904	1,819	2,222	12,054	172,623	310,930
Due from Investment Properties	15,000	15,000	—	—	—	—	—	—	—
Real Estate Tax Escrow	93,721	—	38,291	60,411	—	86,578	44,193	102,117	620,090	1,045,402
Prepaid Expenses & Other Assets	98,142	789	91,158	86,663	189,773	93,298	81,180	526,254	1,178,633	2,345,890
Fin & Leasing Fees	78,711	9,607	18,371	25,928	7,836	34,195	20,911	23,158	473,908	692,624
Total Assets	$9,923,756	$2,639,767	$8,494,727	$6,088,700	$2,173,969	$7,575,954	$7,550,088	$22,825,899	$117,570,816	$184,843,676
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,487,795	$2,157,699	$7,059,569	$5,000,00	$1,668,000	$4,750,000	$5,500,000	$15,952,852	$89,914,000	$140,489,916
Due from Investment Properties	15,000	15,000	—	—	—	—	—	—	—	—
Accts Pay & Acc Exp	50,338	5,826	71,853	48,147	17,514	6,661	83,378	200,478	750,820	1,235,011
Adv Rent Pmt & Sec Dep	149,104	—	111,782	70,319	21,446	83,709	63,134	244,407	1,764,347	2,508,248
Total Liabilities	8,687,238	2,178,525	7,243,205	5,118,466	1,706,960	4,840,370	5,646,512	16,397,734	92,429,166	144,248,175
Partners’ Capital	1,236,518	461,242	1,251,523	970,234	467,010	2,735,584	1,903,576	6,428,164	25,141,650	40,595,500
Total Liabilities & Capital	$9,923,756	$2,639,767	$8,494,727	$6,088,700	$2,173,969	$7,575,954	$7,550,088	$22,825,899	$117,570,816	$184,843,676
Partners’ Capital — NERA 50%	$618,259	$230,621	$625,761	$485,117	$233,505	$1,367,792	$951,788	$3,214,082		7,726,925
NERA 40%									$10,056,660	10,056,660
										$17,783,585

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through October 24, 2011	—	—	—	127	105	—	—	—	0	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of October 24 , 2011	—	—	—	—	0	—	—	—	—	—

Summary financial information for the nine months ended September 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	$940,881	$214,196	$848,631	$607,752	$178,514	$643,284	$589,360	$1,856,189	$8,588,891	$14,467,697
Laundry and Sundry Income	11,870	—	921	—	—	—	579	15,698	74,713	103,782
	952,750	214,196	849,552	607,752	178,514	643,284	589,939	1,871,887	8,663,605	14,571,479
Expenses
Administrative	12,818	1,084	20,368	7,812	3,529	14,587	9,431	25,019	122,470	217,119
Depreciation and Amortization	317,669	5,048	333,321	194,986	67,248	235,595	244,550	724,597	4,276,964	6,399,978
Management Fees	36,596	8,280	34,012	24,089	7,320	25,268	23,493	74,867	188,088	422,011
Operating	91,167	—	53,705	1,148	170	378	30,360	285,510	699,466	1,161,904
Renting	7,667	—	14,979	9,338	1,750	6,755	2,676	12,791	133,066	189,022
Repairs and Maintenance	103,137	3,050	57,642	224,152	55,285	221,000	76,312	267,194	750,306	1,758,077
Taxes and Insurance	139,499	36,014	71,706	108,471	34,328	117,288	68,306	242,777	959,720	1,778,109
	708,553	53,476	585,734	569,995	169,630	620,870	455,128	1,632,755	7,130,079	11,926,220
Income Before Other Income	244,197	160,720	263,818	37,757	8,884	22,414	134,812	239,132	1,533,525	2,645,259

Other Income (Loss)
Interest Income			37	66	378				3,219	3,701
Interest Expense	(376,847)	(46,036)	(371,875)	(216,310)	(73,297)	(202,923)	(237,765)	(636,029)	(3,824,313)	(5,985,397)
Gain on Sale of Real Estate
Interest income from Note					6,926					6,926
Other Income (Expenses)	(2,331)	—	(5,375)	(3,621)		(2,271)		(1,152)		(14,751)
	(379,178)	(46,036)	(377,213)	(219,865)	(65,993)	(205,194)	(237,765)	(637,181)	(3,821,094)	(5,989,521)

Net Income (Loss)	$(134,981)	$114,684	$(113,395)	$(182,108)	$(57,110)	$(182,781)	$(102,953)	$(398,049)	$(2,287,569)	$(3,344,262)

Net Loss - NERA 50%	$(67,491)	$57,342	$(56,697)	$(91,054)	$(28,555)	$(91,390)	$(51,476)	$(199,024)		(528,346)
NERA 40%									$(915,028)	(915,028)
										$(1,443,374)

Summary financial information for the three months ended September 30, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main	Dexter Park	Total
Revenues
Rental Income	$374,433	$73,146	$288,169	$206,445	$59,375	$217,079	$196,335	$625,370	$2,848,930	$4,889,281
Laundry and Sundry Income	4,668		(307)				579	4,910	24,900	34,750
	379,102	73,146	287,862	206,445	59,375	217,079	196,914	630,280	2,873,830	4,924,031
Expenses
Administrative	1,548	255	11,388	2,934	1,728	7,003	1,387	9,334	55,971	91,548
Depreciation and Amortization	106,099	1,922	112,028	65,582	22,416	78,381	81,891	242,907	1,429,538	2,140,763
Management Fees	11,495	2,760	11,372	8,182	2,416	8,516	7,589	24,345	64,815	141,490
Operating	26,096		17,674	280	75	159	9,789	75,443	205,322	334,838
Renting	487		4,572	2,209	675	2,166	899	5,740	34,679	51,427
Repairs and Maintenance	47,258		21,504	74,625	17,377	65,890	32,238	99,953	306,231	665,076
Taxes and Insurance	45,262	12,195	24,438	34,912	11,548	38,775	24,754	82,541	353,478	627,903
	238,245	17,132	202,976	188,724	56,235	200,889	158,546	540,263	2,450,035	4,053,046
Income Before Other Income	140,856	56,014	84,886	17,721	3,140	16,190	38,368	90,016	423,795	870,985

Other Income (Loss)
Interest Income			12	22	108					142
Interest Expense	(126,599)	(15,349)	(123,353)	(72,913)	(24,715)	(68,403)	(80,190)	(213,905)	(1,288,240)	(2,013,666)
Gain on Sale of Real Estate
Interest income from Note					2,145					2,145
Other Income (Expenses)	(2,331)		(5,375)	(3,621)		(2,271)		(1,152)		(14,751)
	(128,930)	(15,349)	(128,716)	(76,513)	(22,462)	(70,674)	(80,190)	(215,057)	(1,288,240)	(2,026,130)

Net Income (Loss)	$11,926	$40,665	$(43,830)	$(58,792)	$(19,322)	$(54,484)	$(41,822)	$(125,040)	$(864,445)	$(1,155,144)

Net Loss - NERA 50%	$5,963	$20,333	$(21,915)	$(29,396)	$(9,661)	$(27,242)	$(20,911)	$(62,520)		(145,350)
NERA 40%									$(345,778)	(345,778)
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

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and realized gain and loss on the sale of rental property held for sale for the nine months ended September 30, 2012 and 2011:

	September 30,	September 30,
	2012	2011
Total Revenues	$—	$349,548
Operating and other expenses	—	235,441
Depreciation and amortization	—	32,540
	—	267,981
Income from discontinued operations	$—	$81,567

Gain on the sale of Avon Street in the second quarter of 2011:

Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(435,506)
Gain on the sale of real estate	$7,720,459

NOTE 17. SUBSEQUENT EVENTS

From October 1, 2012 through November 9, 2012, the Partnership purchased a total of 942 Depositary Receipts.  The average price was $28.85 per receipt or $865.50 per unit. The total cost was $28,344.  The Partnership is required to repurchase 7.5 Class B Units and 0.39 General Partnership units at a cost of $6,454 and $340, respectively.

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

As anticipated, the third quarter results reflect both last year’s leasing gains as well as the current strong demand for rental units yielding revenue increases at the majority of the properties.  These increases will be reflected over the next four quarters.  Pending an early winter, we expect the 2012 results to continue to exceed 2011.  Similar to the second quarter, the portfolio experienced higher tenant retention in the third quarter than it did for the same period in 2011.  In addition to revenue growth, the portfolio continues to experience flat to lower operating expenses. External factors include, the rental housing supply/demand imbalance, limited additions to supply, national and local growth in the renter population, a historic shift in homebuyer sentiment and a local employment base stronger than the national average.  These factors combined to produce an overall growth in rental income of 5.2% as compared to 2011.  Management expects these increases to continue through the remainder of the 2012 calendar year. The Partnership properties and Joint Ventures have experienced a vacancy rate of 3% or less, with many properties 100% occupied as of November 1, 2012.  Management believes that increasing student applications and a continued decline in the local unemployment rate will keep occupancy high for the next 18-24 months and revenue growth will continue to be positive during this time frame.

Eliminating depreciation from the comparative operations, operating expenses for the nine months ended September 30, 2012 compared to 2011 have actually declined by 1.3%.  Contributing to this has been the dramatic reduction in leasing commissions of approximately $76,000 (48%), a decrease in snow removal and heating costs due to an unseasonably warm winter in 2012 as well as management’s capitalization of energy conversion and purchasing power.  The high tenant retention experience has also resulted in no growth in the repairs and maintenance expenses for 2012 year to date.

Management expects to refinance at least $28m in long term debt for 62 Boylston Street and Westgate Apartments during the first quarter 2013.  It is anticipated that the interest rates for these new mortgages will be lower than the current mortgage interest rates.  Management will be considering raising additional debt with these new loans in balance with its future acquisition goals and to take advantage of the historically low interest rate environment.  Management believes the existing trading range for the stock is worthy of continuing its Depositary Receipt Repurchase Program.  As such, during the third  quarter 14,932  Class A Depositary Receipts were acquired during  at a cost of $432,849, 119  Class B units were acquired at a cost of $102,663 and 6 General Partner Units were acquired at a cost of $5,403.  When appropriate, Management will continue to repurchase shares per its repurchase program as submitted to the SEC.  Management continues to weigh investment alternatives against cash liquidity and the current depositary receipt price.  Management believes the recent increase in distributions in 2012 is appropriate given the sustained performance of the portfolio and the expected future earnings that the Partnership will be realizing.

The Stock Repurchase Program that was initiated in 2007 has repurchased 1,211,945 Depositary Receipts through September 2012 or 39% of the outstanding Class A Depositary Receipts at September 30, 2012.

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

At September 30, 2012, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. One of NewReal’s directors, Roberta Ornstein also owns immaterial amounts of the Partnership’s Class A Receipts. The 75% of the issued and outstanding Class B Units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

In addition to the Management Fee, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows Hamilton to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership’s properties. Additionally, from time to time, the Partnership pays Hamilton for repairs and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton.

Residential tenants generally sign a one year lease.  During the first nine months of 2012, tenant renewals were approximately 69% with an average rental increase of approximately 3%, new leases accounted for approximately 31% with rental rate increases of approximately 6%.  Tenant improvements were approximately $988,000 in 2012, compared to approximately $868,000 in 2011, an increase of approximately $120,000.

Hamilton accounted for approximately 5% of the repair and maintenance expense paid for by the Partnership for the nine months ended September 30, 2012 and 2011. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. However, several of the larger Partnership properties have their own maintenance staff.  Further, those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters.  Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $148,000 (82%) and approximately $137,000 (71%) of the legal services paid for by the Partnership during the nine months ended September 30, 2012 and 2011, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $5,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2012, Hamilton provided the Partnership approximately $20,000 in construction and architectural services, compared to $44,000 for the nine months ended September 30, 2011.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2012 and 2011, Hamilton charged the Partnership $31,250 per quarter ($125,000 per year) for bookkeeping and accounting services.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and September 30, 2011

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and interest income of approximately $3,145,000 for the three months ended September 30, 2012, compared to approximately $2,983,000 for the three months ended September 30, 2011, an increase of approximately $162,000 (5.4%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2012	October 24, 2011
Residential
Units	2,270	2,270
Vacancies	68	50
Vacancy rate	3.0%	2.2%
Commercial
Total square feet	110,949	110,949
Vacancy	5,500	0
Vacancy rate	4.9%	0%

	Rental Income (in thousands) Three Months Ended September 30,
	2012		2011
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,783	$8,783	$8,544	$8,544
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$167	$167	$168	$168

Three Months Ended September 30, 2012 compared to the Three months ended September 30, 2011:

	Three Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change
Revenues
Rental income	$8,782,896	$8,543,908	$238,988	2.8%
Laundry and sundry income	92,700	104,618	(11,918)	(11.4)%
	8,875,596	8,648,526	227,070	2.6%
Expenses
Administrative	463,687	411,836	51,851	12.6%
Depreciation and amortization	1,571,942	1,603,529	(31,587)	(2.0)%
Management fee	360,578	347,833	12,745	3.7%
Operating	731,618	774,998	(43,380)	(5.6)%
Renting	48,483	63,482	(14,999)	(23.6)%
Repairs and maintenance	1,487,272	1,421,084	66,188	4.7%
Taxes and insurance	1,066,739	1,042,470	24,269	2.3%
	5,730,319	5,665,232	65,087	1.1%
Income Before Other Income and Discontinued Operations	3,145,277	2,983,294	161,983	5.4%
Other Income (Expense)
Interest income	554	895	(341)	(38.1)%
Interest expense	(1,953,645)	(2,033,082)	79,437	(3.9)%
(Loss) from investments in unconsolidated joint ventures	(417,733)	(491,128)	73,395	(14.9)%
	(2,370,824)	(2,523,315)	152,491	(6.0)%
Income From Continuing Operations	774,453	459,979	314,474	68.4%
Discontinued Operations
Income from discontinued operations	—	(2,245)	2,245	(100.0)%
Gain on the sale of real estate	—	(808)	808	(100.0)%
	—	(3,053)	3,053	(100.0)%
Net Income	$774,453	$456,926	$317,527	69.5%

Rental income from continuing operations for the three months ended September 30, 2012 was approximately $8,783,000, compared to approximately $8,544,000 for the three months ended September 30, 2011, an increase of approximately $239,000 (2.8%).  The factors which can be attributed to this increase in rental income are rental rate increases and a drop in the vacancy rates at the majority of the Partnership properties.  The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Westgate Woburn, 1144 Commonwealth Avenue, Westside Colonial, North Beacon and School Street with increases of approximately $81,000, $43,000, $35,000, $23,000, $21,000, and $16,000, respectively.  Included in rental income is contingent rentals collected on commercial properties.  Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.  These rental income increases are offset by a decrease in rental income at Cypress Street of approximately $77,000 due to the loss of tenants in 2012.

Operating expenses from continuing operations for the three months ended September 30, 2012 were approximately $5,730,000 compared to approximately $5,665,000 for the three months ended September 30, 2011, an increase of approximately $65,000 (1.1%). The most significant factors contributing to this increase is an increase in repairs and maintenance expenses of approximately $66,000 (4.7%) due to continued repairs to the properties to maintain occupancy, an increase in administrative expenses of approximately $52,000 (12.6%) due to an increase in professional fees, an increase in taxes and insurance of approximately $24,000 (2.3%) due to an increase in insurance recovery loss, and an increase in the management fee of approximately $13,000 (3.7%) due to the  increase in rental income.

These increases are offset by decreases in operating expenses of approximately $43,000 (5.6%) due to a decrease in utility charges in 2012 compared to the same period in 2011, a decrease in renting expenses of approximately $15,000 (23.6%) due to decreases in  rental commissions, advertising and rental concessions caused by the high occupancy rate at the majority of the Partnership properties, and a decrease in depreciation and amortization expense of approximately $32,000 (2.0%) due to assets being fully depreciated in 2011.

Interest expense for the three months ended September 30, 2012 was approximately $1,954,000 compared to approximately $2,033,000 for the three months ended September 30, 2011, a decrease of approximately $79,000 (3.9%).  This decrease is due to a lower average level of debt outstanding in 2012 compared to 2011.

At September 30, 2012, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $418,000 for the three months ended September 30, 2012, compared to approximately $491,000 for the three months ended September 30, 2011, a decrease in the loss of approximately $73,000 (14.9%). Included in the loss for the three months ended September 30, 2012 is depreciation and amortization expense of approximately $927,000.  The allocable loss for the three months ended September 30, 2012 associated with the investment in Dexter Park is approximately $287,000 of which approximately $577,000 is depreciation and amortization.

Interest income for the three months ended September 30, 2012 was approximately $600 compared to approximately $900 for the three months ended September 30, 2011, a decrease of approximately $300. This decrease is due to a drop in interest rates.

In June 2011, the Partnership sold the Avon Street Apartments located in Malden, Massachusetts.  The net income from Avon Street for the three months ended September 30, 2011 was approximately $3,000 which is included in discontinued operations.

As a result of the changes discussed above, net income for the three months ended September 30, 2012 was approximately $774,000 compared to approximately $457,000 for the three months ended September 30, 2011, an increase of approximately $317,000 (69.5%).

Nine Months Ended September 30, 2012 Compared to Nine Months ended September 30, 2011

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of approximately $9,523,000 for the nine months ended September 30, 2012, compared to approximately $8,324,000 for the nine months ended September 30, 2011, an increase of approximately $1,199,000 (14.4%).  The following is a summary of the Partnership’s operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,		Dollar	Percent
	2012	2011	Change	Change
Revenues
Rental income	$26,245,505	$24,957,004	$1,288,501	5.2%
Laundry and sundry income	282,889	318,059	(35,170)	(11.1)%
	26,528,394	25,275,063	1,253,331	5.0%
Expenses
Administrative	1,362,276	1,237,424	124,852	10.1%
Depreciation and amortization	4,632,173	4,412,144	220,029	5.0%
Management fee	1,078,188	1,032,069	46,119	4.5%
Operating	2,684,760	3,104,722	(419,962)	(13.5)%
Renting	148,602	260,819	(112,217)	(43.0)%
Repairs and maintenance	3,857,918	3,800,836	57,082	1.5%
Taxes and insurance	3,241,830	3,103,215	138,615	4.5%
	17,005,747	16,951,229	54,518	0.3%
Income Before Other Income and Discontinued Operations	9,522,647	8,323,834	1,198,813	14.4%
Other Income (Expense)
Interest income	1,746	3,129	(1,383)	(44.2)%
Interest expense	(5,853,647)	(5,962,907)	109,260	(1.8)%
(Loss) from investments in unconsolidated joint ventures	(1,222,077)	(1,443,374)	221,297	(15.3)%
	(7,073,978)	(7,403,152)	329,174	(4.4)%
Income From Continuing Operations	2,448,669	920,682	1,527,987	166.0%
Discontinued Operations
Income from discontinued operations	—	81,567	(81,567)	(100.0)%
Gain on the sale of real estate	—	7,720,459	(7,720,459)	(100.0)%
	—	7,802,026	(7,802,026)	(100.0)%
Net Income	$2,448,669	$8,722,708	$(6,274,039)	(71.9)%

Rental income from continuing operations for the nine months ended September 30, 2012 was approximately $26,246,000 compared to approximately $24,957,000 for the nine months ended September 30, 2011, an increase of approximately $1,289,000 (5.2%). The factors which can be attributed to this increase include the acquisition of the Battle Green Apartments in June 2011which resulted in an increase in rental income of approximately $404,000.  In addition, the following properties experienced rental income increases:  62 Boylston Street, Westgate Woburn, 1144 Commonwealth Avenue, Westside Colonial, 140 North Beacon Street and School Street with increases of approximately $194,000, $144,000, $64,000, $62,000, $55,000 and $55,000 respectively.  These increases are offset by decreases in commercial property rental income of approximately $129,000 at Cypress Street due to vacancies at the property and a decrease of approximately $28,000 at Linewt due to the restructuring of the tenant lease in an effort to maintain occupancy.

Expenses from continuing operations for the nine months ended September 30, 2012 were approximately $17,006,000 compared to approximately $16,951,000 for the nine months ended September 30, 2011, an increase of approximately $55,000 (0.3%). The expenses with the most significant increases include an increase in depreciation and amortization of approximately $220,000 (5.0%), an increase in taxes and insurance of approximately $139,000 (4.5%), an increase in administrative expenses of approximately $125,000 (10.1%), an increase in repairs and maintenance expenses of approximately $57,000 (1.5%) and an increase in the management fee of approximately $46,000 (4.5%).  The increase in depreciation and amortization expense is due to the acquisition of the Battle Green Apartments in June 2011 resulting in nine months of depreciation for 2012 versus one quarter in 2011. The reason for the increases in the other expenses is discussed in the section for the results for the three months ended September 30, 2012.

These increases in expenses are offset by a decrease in operating expense of approximately $420,000 (13.5%) and a decrease in renting expenses of approximately $112,000 (43.0%).  The decrease in operating expense is primarily due to the decreasing snow removal costs resulting from the markedly warm winter. The other reasons for these decreases are discussed in the section for the results for the three months ended September 30, 2012.

At September 30, 2012, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $1,222,000 for the nine months ended September 30, 2012 compared to a loss of approximately $1,443,000 for the nine months ended September 30, 2011, a decrease of approximately $221,000 (15.3%).  Included in the loss for the nine months ended September 30, 2012 is depreciation and amortization of approximately $2,768,000.

As previously discussed, the Partnership sold the Avon Street Apartments in June 2011.  The net income from Avon Street was approximately $82,000 for the nine months ended September 30, 2011 and the gain on the sale of Avon Street was approximately $7,720,000.  The income and gain are included in discontinued operations.

Interest income for the nine months ended September 30, 2012 was approximately $1,700 compared to approximately $3,100 for the nine months ended September 30, 2011, a decrease of approximately $1,400 (44.2%).

As a result of the changes discussed above, net income for the nine months ended September 30, 2012 was approximately $2,449,000 compared to approximately $8,723,000 for the nine months ended September 30, 2011, a decrease of approximately $6,274,000 (71.9%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2012 and 2011 was the collection of rents and refinancing of Partnership properties. The majority of cash and cash equivalents of $5,322,287 at September 30, 2012 and $4,050,157 at December 31, 2011 were held in interest bearing accounts at creditworthy financial institutions.

This increase of $1,272,130 at September 30, 2012 is summarized as follows:

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$8,443,616	$5,920,882
Cash (used in) investing activities	(868,502)	(2,723,402)
Cash (used in) provided by financing activities	(2,740,176)	634,688
Repurchase of Depositary Receipts, Class B and General Partner Units	(610,294)	—
Distributions paid	(2,952,514)	(2,761,176)
Net increase in cash and cash equivalents	$1,272,130	$1,070,992

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash provided by operating activities is due to the increase in rent from continuing operations in 2012 compared to the comparable period in 2011.  The increase in cash used in financing activities is substantially due to the principal payments of $1,668,600 of the note payable ;  the decrease in the cash used in investing activities is due to the acquisition of the Battle Green Apartments, offset by the sale of Avon Street Apartments, both events occurring in 2011.  In 2012, the Partnership purchased Depositary Receipts, and Class B and General Partnership Units for a total cost of $610,294.  The Partnership did not buy any receipts in 2011.

During 2012, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $1,641,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Hamilton Oaks, Olde English, and 1144 Commonwealth Avenue at a cost of approximately $341,000, $211,000, $208,000, $164,000 and $97,000 respectively. The Partnership plans to invest an additional $174,000 in capital improvements in 2012.

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

During the nine months ended September 30, 2012, the Partnership purchased 16,985 Depositary Receipts for a cost of $488,627, 135 Class B Units for a cost of $115,585 and 7 General Partnership Unit for a cost of $6,083 for a total cost of $610,294.  There were no purchases of Depositary Receipts in 2011.

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership could also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the nine months ended September 30, 2012 and 2011 was approximately $18,960 and $141,000, respectively.

During the nine months ended September 30, 2012, the Partnership received distributions of approximately $772,000 from the investment properties of which $562,000 was from Dexter Park.  In 2012, Dexter Park is required to increase principal payments on its mortgage by approximately $1,000,000.  The Partnership’s share of this increased amortization is approximately $400,000. Distributions from Dexter Park for the nine months ended September 30, 2012 were $562,000 compared to $650,000 for the nine months ended September 30, 2011.

The Partnership approved quarterly distributions of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of September 30, 2012, the Partnership had between a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2012, our proportionate share of the non-recourse debt related to these investments was approximately $60,478,000. See Note 14 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $277,071,000 in long-term debt, substantially all of which pays interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2026. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)                                  Issuer Purchases of Equity Securities during the third Quarter of 2012:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)
July 1 - 30, 2012	$26.10	91	302,896
August 1- 31, 2012	$27.62	360	302,536
September 1 - 30, 2012	$29.00	14,481	288,055

Total		14,932

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”).  Under the terms of the Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partnership Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19%, and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through September 30, 2012, the Partnership has repurchased 1,211,945 Depositary Receipts at an average price of $24.59 per receipt (or $737.70 per underlying Class A Unit), 1,859 Class B Units and 98 General Partnership Units, at an average price of $604.92 per Unit, totaling approximately $31,150,000 including brokerage fees paid by the Partnership.

From October 1, 2012 through November 9, 2012, the Partnership purchased a total of 942 Depositary Receipts.  The average price was $28.85 per receipt or $865.50 per unit. The total cost was $28,344.  The Partnership is required to repurchase 7.5 Class B Units and 0.39 General Partnership units at a cost of $6,454 and $340, respectively.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

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

Dated: November 13, 2012

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).