Form 10-K
period 2012-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2013-03-27
CIK 746514

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          At June 30, 2012, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $57,067,931 based on the closing price of the registrant's traded securities on the NYSE Amex Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

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

          As of March 1, 2013, there were 104,039 of the registrant's Class A units (3,121,176 Depositary Receipts) of limited partnership issued and outstanding and 24,709 Class B units issued and outstanding.

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

        The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 43.2% and 57%, the President of Hamilton owns between 2.5% and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3%, respectively. The Partnership's interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—"Principles of Consolidation." See Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures" for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 49 individuals at the Properties and 14 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 1, 2013, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        As of February 1, 2013, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of February 1, 2013, the Partnership owned a 40-50% interest in nine residential and mixed use complexes, the Investment Properties, with a total of 799 residential units, one commercial unit, and a parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

        In 2012 the Partnership paid four quarterly distributions of an aggregate $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,932,410 in 2012. In 2011, the Partnership paid four quarterly distributions of an aggregate of $28.00 per Unit ($0.93 per Receipt) for a total payment of $3,681,566 in 2011. In February 2013, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt), payable on March 31, 2013.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-thirtieth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2012, the Partnership has repurchased 1,219,927 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,921 Class B Units and 101 General Partnership Units, both at an average price of $613.94 per Unit, totaling approximately $31,386,000 including brokerage fees paid by the Partnership.

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

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The Partnership used cash, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%. After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown was $38,123 in 2011. The mortgage balance outstanding on December 31, 2012 was $4,893,448.

        During 2012, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,360,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Hamilton Oaks, 62 Boylston Street, Olde English, Clovelly, 1144 Commonwealth Ave and 140 North Beacon Street at a cost of approximately $445,000, 280,000, $271,000, $206,000, $185,000, $133,000 and $113,000 respectively. The Partnership plans to invest approximately $2,300,000 in capital improvements in 2013.

Advisory Committee

        The Advosry Committee members are Gregory Dube, Robert Nahigian, and Edward Sarkesian. These Advisory Committee members are not affiliated with the General Partner. The Advisory

Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families and related entities owned approximately 33.84% of our depositary receipts as of December 31, 2012. Additionally, management decisions rest with our General Partner without limited partner approval.

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

        Risk of changes in the tax law applicable to real estate partnerships.    Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any such legislative action may prospectively or retroactively modify our tax treatment and therefore, may adversely affect taxation to us, and/or our partners.

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

        See also "Item 13. Certain Relationships and Related Transactions and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 2,251 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2013, the principal amount outstanding under any mortgages as of December 31, 2012, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2012	Maturity Date of Mortgage
Battle Green LLC	48 units		0	$4,893,448	2026
34–42 Worthen Road	0 three-bedroom	N/A		4.95%
Lexington, MA	24 two-bedroom	$1,860–2,150
	24 one-bedroom	$1,490–1,710
	0 studios	N/A
Boylston Downtown L.P.	269 units		0	$19,500,000	2013
62 Boylston Street	0 three-bedroom	N/A		4.84%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,650–2,500
	216 studios	$1,190–1,850
Brookside Associates, LLC	44 units		2	$2,723,830	2020
5-7–10-12 Totman Road	0 three-bedroom	N/A		5.81%
Woburn, MA	34 two-bedroom	$1,175–1,340
	10 one-bedroom	$1,100–1,160
	0 studios	N/A
Clovelly Apartments L.P.	103 units		2	$4,160,000	2023
160–170 Concord Street	0 three-bedroom	N/A		5.62%
Nashua, NH	53 two-bedroom	$865–1,260
	50 one-bedroom	$800–935
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three-bedroom	$1,800–2,550		5.65%
Allston, MA	4 two-bedroom	$1,625–1,800
	1 one-bedroom	$775
	1 studio	$950
Commonwealth 1144 L.P.	261 units		0	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three-bedroom	N/A		5.61%
Allston, MA	11 two bedroom	$1,050–1,450
	109 one-bedroom	$875–1,425
	141 studios	$750–1,150
Courtyard at Westgate, LLC	20 units		0	$2,000,000	2015
105–107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,500–1,925
	8 one-bedroom	$1,235–1,360
	0 studios	N/A
Dean Street Associates, LLC	69 units		0	$5,213,958	2014
38–48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$1,150–1,325
	3 one-bedroom	$1,125
	0 studios	N/A
Executive Apartments L.P	72 units		3	$2,415,000	2023
545–561 Worcester Road	1 three-bedroom	$1,350		5.59%
Framingham, MA	47 two-bedroom	$1,000–1,200
	24 one-bedroom	$760–1,100
	0 studios	N/A

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2012	Maturity Date of Mortgage
Hamilton Oaks Associates, LLC	268 units		10	$11,925,000	2023
30–50 Oak Street Extension	0 three-bedroom	N/A		5.59%
40–60 Reservoir Street	96 two-bedroom	$1,200–1,325
Brockton, MA	159 one-bedroom	$840–1,050
	13 studios	$770–850
Highland Street Apartments L.P.	36 units		2	$1,050,000	2023
38–40 Highland Street	0 three-bedroom	N/A		5.59%
Lowell, MA	24 two-bedroom	$900–1,000
	10 one-bedroom	$775–885
	2 studios	$800
Linhart L.P	9 units		0	$1,964,119	2014
4–34 Lincoln Street	0 three-bedroom	N/A		4.25%
Newton, MA	0 two-bedroom	N/A
	5 one-bedroom	$1,050–1,250
	4 studios	$950–1,000
Nashoba Apartments L.P.	32 units		1	$2,000,000	2013
284 Great Road	0 three-bedroom	N/A		5.30%
Acton, MA	32 two-bedroom	$1,165–1,500
	0 one-bedroom	N/A
	0 studios	N/A
North Beacon 140 L.P.	65 units		0	$6,937,000	2023
140–154 North Beacon Street	10 three-bedroom	$2,100–2,350		5.59%
Brighton, MA	54 two-bedroom	$1,550–1,870
	1 one-bedroom	$800
	0 studios	N/A
Olde English Apartments L.P.	84 units		1	$3,080,000	2023
703–718 Chelmsford Street	0 three-bedroom	N/A		5.63%
Lowell, MA	47 two-bedroom	$990–1,215
	30 one-bedroom	$900–1,125
	7 studios	$825–900
Redwood Hills L.P.	180 units		6	$6,743,000	2023
376–384 Sunderland Road	0 three-bedroom	N/A		5.59%
Worcester, MA	89 two-bedroom	$995–1,225
	91 one-bedroom	$825–975
	0 studios	N/A
River Drive L.P.	72 units		1	$3,465,000	2023
3–17 River Drive	0 three-bedroom	N/A		5.62%
Danvers, MA	60 two-bedroom	$1,025–1,225
	5 one-bedroom	$950–990
	7 studios	$825–890
School Street 9, LLC	184 units		7	$15,308,474	2013
9 School Street	0 three-bedroom	N/A		5.47%
Framingham, MA	96 two-bedroom	$1,145–1,350
	88 one-bedroom	$900–1,150
	0 studios	N/A
WCB Associates, LLC	180 units		3	$7,000,000	2023
10–70 Westland Street	1 three-bedroom	$1,200		5.66%
985–997 Pleasant Street	94 two-bedroom	$1,010–1,150
Brockton, MA	85 one-bedroom	$825–950
	0 studios	N/A

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2012	Maturity Date of Mortgage
Westgate Apartments, LLC	220 units		1	$7,931,885	2014
2–20 Westgate Drive	0 three-bedroom	N/A		7.07%
Woburn, MA	110 two-bedroom	$1,190–1,500
	110 one-bedroom	$880–1,310
	0 studios	N/A

        Current free rent concessions would result in an average reduction in unit rents of less than $1.77 per month per unit. Free rent expense amortized in 2012 was approximately $48,000 compared to approximately $231,000 in 2011.

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The purchase price equates to a capitalization rate of 5.0% on the trailing 12 months actual operating income provided by the seller. Operating income is equal to earnings before interest, depreciation and income taxes. Based on the Partnerships operating expectation, the capitalization rate for this investment is 6.2%. The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Proceeds for the financing were used to pay off the loan from Harold Brown and the balance was deposited in the Partnerships operating account. Principal payments will be made using a 30 year amortization schedule. See Note 2 to the Consolidated Financial statements for additional information.

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2013.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2012	Maturity Date of Mortgage
Riverside Apartments	19 units		0	—	—
8–20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,275–1,500
	5 one-bedroom	$1,250–1,350
	2 studios	$1,075

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2013, the commercial space had a 0% vacancy rate, and the average rent per square foot was $24.74. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2013, the commercial space was fully occupied, and the average rent per square foot was $12.50. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $36,794 per year through November 2015. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,555 square feet of rentable commercial space. As of February 1, 2013, the commercial space was fully occupied, and the average rent per square foot was $24.34. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2013, and the average rent per square foot as of that date was $32.50. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 39,600 square feet of rentable commercial space. As of December 31, 2012, the mortgage had an outstanding balance $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2013, Staples Plaza was fully occupied, and the average net rent per square foot was $22.26.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of approximately 6,000 square feet of rentable commercial space. The property was fully rented at an average rent of $35.63 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. The mortgage balance at December 31, 2012 is $1,528,429 the interest rate is 5.75% and matures in January 2018.

        HAMILTON CYPRESS LLC.    In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of approximately 20,000 square feet of rentable commercial space at December 31, 2012. The property was 71% occupied at an average rent of $35.21per square foot. One lease covering 7,037 square feet is expiring on March 31, 2013 which will increase the vacancy rate to 64%. The new rents are expected to average $34.00 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. The mortgage balance at December 31, 2012 is $3,686,380, the interest rate is 5.92% and matures in May 2013. This mortgage was paid off on February 25, 2013.

        The following information is provided for commercial leases:

Thru December 31,	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of Annual base rent for expiring leases
2013	$470,463	23,773	11	17%
2014	588,422	29,523	10	22%
2015	266,098	8,471	8	10%
2016	593,346	27,073	3	22%
2017	448,101	11,997	6	16%
2018	58,050	1,262	1	2%
2019	200,375	5,800	2	7%
2020	64,657	1,106	1	2%
2021	64,800	1,800	1	2%
2022	0	—	—	0%

Totals	$2,754,312	110,805	43	100%

        Commercial rental income is accounted for using the straight line method. Forty percent of our commercial leases contain rent escalations which range from $0.50 – $2.00 per square foot per year.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2012	Maturity Date of Mortgage
345 Franklin, LLC	40 Units		0	$6,850,179	2014
345 Franklin Street	0 three-bedroom	N/A		6.90%
Cambridge, MA	39 two-bedroom	$2,200–2,750
	1 one-bedroom	$1,900
	0 studios	N/A
Hamilton on Main Apartments, LLC	148 Units		2	$15,611,045	2015
223 Main Street	0 three-bedroom	N/A		5.18%
Watertown, MA	93 two-bedroom	$1,350–1,750
	31 one-bedroom	$1,200–1,650
	24 studios	$1,050–1,225
Hamilton Minuteman, LLC	42 Units		0	$5,433,472	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,485–1,850
	2 one-bedroom	$1,475–1,500
	0 studios	N/A
Hamilton Essex 81 LLC	49 Units		0	$8,352,317	2016
Residential	0 three-bedroom	N/A		5.79%
81–83 Essex Street	11 two-bedroom	$1,390–2,225
Boston, Massachusetts	38 one-bedroom	$1,315–1,575
	0 studios	N/A
Hamilton Essex Development LLC	Parking Lot			$2,093,184	2013
Commercial				2.8%
81–83 Essex Street
Boston, Massachusetts

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2012	Maturity Date of Mortgage
Hamilton 1025, LLC	48 Units		1	$4,934,741	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,450–1,600
Quincy, Massachusetts	16 one-bedroom	$1,300–1,350
	0 studios	N/A
Hamilton Bay, LLC(A)	15 Units		2	$1,668,000	2013
Units held for sale	0 three-bedroom	N/A		5.75%
165–185 Quincy Shore Drive	0 two-bedroom	N/A
Quincy, Massachusetts	15 one-bedroom	$1,294–1,450
	0 studios	N/A
Hamilton Bay Apartments, LLC	48 Units		1	$4,702,087	2017
165–185 Quincy Shore Drive	0 three-bedroom	N/A		5.57%
Quincy, Massachusetts	24 two-bedroom	$1,350–1,800
	24 one-bedroom	$1,350–1,750
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units		0	$88,611,686	2019
175–185 Freeman Street,	71 three-bedroom	$2,075–4,020		5.57%
Brookline,	227 two-bedroom	$2,025–3,325
Massachusetts	111 one-bedroom	$1,600–2,450
	0 studios
Current free rent concessions would result in an average reduction in unit rents of less than $1.00 per month per unit.

(A)
Represents unsold units at February 1, 2013.

        345 FRANKLIN, LLC.    In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at December 31, 2012 of approximately $6,850,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,685,000 in 2014. This investment is referred to as 345 Franklin, LLC.

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

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2012, the remaining balance on the mortgage is approximately $15,611,000.

        HAMILTON MINUTEMAN, LLC.    In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2012 the remaining balance on this mortgage is approximately $5,433,000. This investment is referred to as Hamilton Minuteman, LLC.

        HAMILTON ESSEX 81, LLC.    On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is $8,600,000 at 5.79% amortized over 30 years, due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is $2,144,796 with a variable interest rate of 2.25% over the daily Libor rate (0.21% at December 31, 2012) and was originally due in August 2011. This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. At December 31, 2012 the remaining balance on the mortgage at Essex 81 LLC is approximately $8,352,000 and the remaining balance on the mortgage at Essex Development is approximately $2,093,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        HAMILTON 1025, LLC.    On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. At December 31, 2012, the mortgage balance is approximately $4,935,000. This investment is referred to as Hamilton 1025, LLC.

        HAMILTON BAY, LLC.    On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units will be taxed at ordinary income rates

(approximately $47,000 per unit). In February 2007, the Partnership refinanced the 48 units which will be retained with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. The balance on the mortgage is approximately $4,700,000 at December 31, 2012. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. At December 31, 2012, 15 of the 20 units are still owned by the Partnership. No unit was sold during the year ended December 31, 2012. As of February 1, 2013, the Partnership sold 105 units, the proceeds of which went to pay down the mortgage on the property. The balance on the new mortgage is approximately $1,668,000 at December 31, 2012. This investment is referred to as Hamilton Bay, LLC.

        HAMILTON PARK TOWERS, LLC    On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage is $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $88,612,000 at December 31, 2012. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 3, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. This loan will remain subject to the original terms of the Note, including HBC's right to demand payment of the balance of the loan in whole or in part upon six months notice. The interest paid during the year ended December 31, 2012 and 2011 was $18,960 and $238,673, respectively. This loan is collateralized by the Partnership's 99% ownership interest in 62 Boylston Street. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. . The intangible asset was fully amortized effective November 2010. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

        In 2012, the high and low bid quotations for the Receipts were $30.84 and $23.02 respectively. The table below sets forth the high and low bids for each quarter of 2012 and 2011 and the distributions paid on the Partnership's Depositary Receipts:

        Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

        All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

	2012				2011
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$23.02	$28.96	$27.50	$0.25	$21.35	$22.58	$22.27	$0.233
Second Quarter	$25.00	$28.48	$27.25	$0.25	$21.75	$23.85	$22.90	$0.233
Third Quarter	$25.98	$29.98	$28.97	$0.25	$20.53	$24.00	$22.98	$0.233
Fourth Quarter	$28.06	$30.84	$29.70	$0.25	$20.45	$24.84	$23.75	$0.233

Distribution to Limited & General Partners were:

	2012	2011
Class A—Limited Partners (80%)	$3,145,928	$2,945,253
Class B—Limited Partners (19%)	747,158	699,497
Class C—General Partner (1%)	39,324	36,816

Total	$3,932,410	$3,681,566

        On March 15, 2013, the closing price on the NYSE Amex Exchange for a Depositary Receipt was $35.50. There were 2,990,182 Depositary Receipts outstanding and 4,359 Units (representing 130,770 receipts) held by 1,063 record holders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In 2012, the Partnership made distributions of $30.00 per Unit ($1.00 per Receipt) and in 2011, the Partnership made distributions of $28.00 per Unit, ($0.93 per Receipt). The total value of the distribution in 2012 was $3,932,410 and $3,681,566 in 2011. In February 2013, the Partnership declared a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2013.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2012, the Partnership has repurchased 1,219,927 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,921 Class B Units and 101 General Partnership Units, both at an average price of $613.94 per Unit, totaling approximately $31,386,000 including brokerage fees paid by the Partnership.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., the NYSE MKT Composite Index,
and the FTSE NAREIT All REITs Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The information required by this Item is included on page 49 of this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management's good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2012 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

        Fourth quarter results reflect the high occupancy and increased rental rates that took hold during the second half of 2012. Demand imbalance and limited supply in September solidified the Partnerships revenue for the fourth quarter of 2012 and the first half of 2013. Revenues for the year exceeded those of 2011, operating expenses declined and operating income increased by approximately 13.7% for 2012 over 2011. Both national and local improvements in employment and the general business cycle continue to point to future revenue growth for 2013. Management expects operating expenses for 2013 to be relatively flat resulting in another year of improvement to operating income. It is unclear to management if the present consumer shift to rental housing versus home ownership is permanent or temporary. However, management believes that until this trend changes, upward pressure on rental rates will continue for the foreseeable future. Present empirical experience regarding the Partnership's occupancy level coupled with other anecdotal experiences leads Management to believe that the next 18-24 months will see positive revenue growth and sustained high occupancy.

        While revenue from continuing operations increased by over 4.7% for 2012, expenses excluding depreciation for 2012 versus 2011 have actually declined by 0.9%. Increases in administrative expenses, management fee, repairs and maintenance expenses and taxes and insurance were offset by a 49.7% reduction in renting expenses and an 11.0% reduction in operating expenses. Bad debts also decreased 47%. The Partnership has experienced a 50% decrease in vacancy loss and an 85% decrease in rental concessions. An unseasonably warm winter and management's capitalization on energy conversion and purchasing power also led to a 6.6% reduction in utility costs.

        Management expects to refinance approximately $46,000,000 of maturing debt in 2013. The amount of the new loans will be approximately total of $72,000,000 resulting in additional debt of approximately $25,000,000. Upon receipt, management will consider deploying the excess refinancing proceeds to future acquisitions, stock repurchase and retirement of existing debt. Management will continue to balance and weigh each of these investment options. It is anticipated that the interest rates on new debt will be less than the current interest rate. Management believes the existing trading range for the stock is worthy of continuing its Depositary Receipt Repurchase Program. Pursuant to which, 9,709 shares were acquired during the first quarter of 2013 at a total cost of $321,240. When appropriate, Management will continue to repurchase shares per its trading plan and allowed by the SEC. Management continues to weigh investment alternatives including acquiring additional properties against cash liquidity and the current depositary receipt price. Management believes the increase in distributions in 2012 was appropriate given the sustained performance of the portfolio and the expected future earnings of the Partnership.

        The Stock Repurchase Program that was initiated in 2007 has purchased 1,229,636 Depositary Receipts through March 12, 2013 or 30% of the outstanding class A Depositary Receipts. The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's and Joint Ventures' Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 36% of the total properties and 42% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

        At March 1, 2013, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also controls 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. One of NewReal's directors, Roberta Ornstein also owns immaterial amounts of the Partnership's Class A receipts. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

        Residential tenants sign a one year lease. In 2012, tenant renewals were approximately 67% with an average rental increase of approximately 3.7%, new leases accounted for approximately 33% with rental rate increases of approximately 5.2%. In 2012, leasing commissions decreased approximately 56% from 2011, while tenant concessions decreased approximately 36.6% from 2011. Tenant improvements were approximately $1,159,000 in 2012, compared to approximately $1,195,000 in 2011, a decrease of approximately $36,000.

        Hamilton accounted for approximately 5.7% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2012 and 4.4% in the year ended December 31, 2011. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 83% and 69% of the legal services paid for by the Partnership during the years ended December 31, 2012 and 2011, respectively.

        Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

        The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2012, Hamilton provided the Partnership approximately $40,000 in construction and architectural services, compared to $56,000 for the year ended December 31, 2011.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2012, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services.

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

        Intangible assets acquired include amounts for in-place lease values, above and below market leases and tenant relationship values, which are based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

        In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of the value is prepared. The estimated future undiscounted cash flows are compared to the asset's carrying value to determine if a write-down to fair value is required.

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Partnership's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss for the years ended December 31, 2012, 2011, and 2010.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

        The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $12,922,000 during the year ended December 31, 2012, compared to approximately $11,365,000 for the year ended December 31, 2011, an increase of approximately $1,557,000.

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2013	February 1, 2012
Residential
Units	2,270	2,270
Vacancies	39	32
Vacancy rate	1.7%	1.4%
Commercial
Total square feet	110,949	110,949
Vacancy	5,500	0
Vacancy rate	5.0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2012		2011
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$35,244	$35,244	$33,958	$33,609
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$661	$661	$633	$633

        Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
Revenues
Rental income	$35,244,008	$33,608,799	$1,635,209	4.9%
Laundry and sundry income	388,401	426,803	(38,402)	(9.0)%

	35,632,409	34,035,602	1,596,807	4.7%

Expenses
Administrative	1,825,951	1,707,408	118,543	6.9%
Depreciation and amortization	6,092,725	5,910,746	181,979	3.1%
Management fee	1,446,620	1,404,467	42,153	3.0%
Operating	3,633,619	4,080,647	(447,028)	(11.0)%
Renting	183,529	365,110	(181,581)	(49.7)%
Repairs and maintenance	5,179,408	5,056,054	123,354	2.4%
Taxes and insurance	4,348,492	4,146,554	201,938	4.9%

	22,710,344	22,670,986	39,358	0.2%

Income Before Other Income and Discontinued Operations	12,922,065	11,364,616	1,557,449	13.7%

Other Income (loss)
Interest income	2,216	3,861	(1,645)	(42.6)%
Interest expense	(7,802,999)	(7,965,422)	162,423	(2.0)%
(Loss) from investments in unconsolidated joint ventures	(1,487,484)	(1,913,800)	426,316	(22.3)%

	(9,288,267)	(9,875,361)	587,094	(5.9)%

Income From Continuing Operations	3,633,798	1,489,255	2,144,543	144.0%

Discontinued Operations
Income from discontinued operations	—	81,567	(81,567)	(100.0)%
Gain on the sale of real estate from discontinued operations	—	7,720,459	(7,720,459)	(100.0)%

	—	7,802,026	(7,802,026)	(100.0)%

Net Income	$3,633,798	$9,291,281	$(5,657,483)	(60.9)%

        Rental income from continuing operations for the year ended December 31, 2012 was approximately $35,244,000, compared to approximately $33,609,000 for the year ended December 31, 2011, an increase of approximately $1,635,000 (4.9%). There are a number of factors which can be attributed to this increase as follows: the acquisition of the Battle Green Apartments in June 2011 resulted in an increase in rental income of approximately $430,000; and rental rate increases of approximately 4.2% in 2012. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Westgate Woburn, 1144 Commonwealth Avenue and School Street with increases of approximately $293,000, $178,000, $115,000, and $105,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

        Operating expenses from continuing operations for the year ended December 31, 2012 were approximately $22,710,000 compared to approximately $22,671,000 for the year ended December 31, 2011, an increase of approximately $39,000 (0.2%). The most significant factors contributing to this increase were an increase in taxes and insurance of approximately $202,000 (4.9%) due to increases in both insurance premiums and real estate taxes; an increase in depreciation and amortization expenses of approximately $182,000 (3.1%) due to the capital improvements to Partnership properties; an increase in repairs and maintenance expenses of approximately $123,000 (2.4%) due to repairs at the properties to maintain occupancy and an increase in administrative expenses of approximately $118,000 (6.9%) due primarily to increases in employee benefits and administrative service fees paid.

        These increases are offset by a decrease in operating expenses of approximately $447,000 (11.0%) due to a milder winter in 2012 resulting in lower snow removal and utility costs and a decrease in renting expenses of approximately $182,000 (49.7%) due to a decrease in rental commissions and related rental expenses as a result of the increased demand for apartments and the lower vacancy levels.

        Interest expense for the year ended December 31, 2012 was approximately $7,803,000 compared to approximately $7,965,000 for the year ended December 31, 2011, a decrease of approximately $162,000 (2.0%). This decrease is due to a lower level of debt in 2012 compared to 2011.

        At December 31, 2012, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $1,487,000 for the year ended December 31, 2012, compared to approximately $1,914,000 for the year ended December 31, 2011, a decrease in the loss of approximately $426,000 (22.3%). This decrease in loss is consistent with the continued strength in the rental real estate market including approximately 5% increase in revenue. Included in the loss for the year ended December 31, 2012 is depreciation and amortization expense of approximately $3,681,000. The allocable loss for the year ended December 31, 2012 associated with the October 2009 investment in Dexter Park is approximately $981,000 of which approximately $2,294,000 is depreciation and amortization.

        Interest income for the year ended December 31, 2012 was approximately $2,200 compared to approximately $3,900 for the year ended December 31, 2011, a decrease of approximately $1,700. This decrease is due to a drop in interest rates.

        In June 2011, the Partnership sold the Avon Street Apartments located in Malden, Massachusetts. The net income from Avon Street for 2011 was approximately $82,000 and the gain on the sale of Avon Street was approximately $7,720,000. This is included in income from discontinued operations.

        As a result of the changes discussed above, net income for the year ended December 31, 2012 was approximately $3,634,000 compared to income of approximately $9,291,000 for the year ended December 31, 2011, a decrease in income of approximately $5,657,000.

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

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2012	February 1, 2011
Residential
Units	2,270	2,288
Vacancies	32	79
Vacancy rate	1.4%	3.5%
Commercial
Total square feet	110,949	110,949
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Year Ended December 31,
	2011		2010
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$33,958	$33,609	$32,726	$31,816
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$633	$633	$653	$653

        Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

	Year Ended December 31,
			Dollar Change	Percent Change
	2011	2010
Revenues:
Rental income	$33,608,799	$31,816,175	$1,792,624	5.6%
Laundry and sundry income	426,803	439,782	(12,979)	(3.0)%

	34,035,602	32,255,957	1,779,645	5.5%

Expenses
Administrative	1,707,408	1,772,599	(65,191)	(3.7)%
Depreciation and amortization	5,910,746	5,531,509	379,237	6.9%
Management fees	1,404,467	1,330,157	74,310	5.6%
Operating	4,080,647	3,784,401	296,246	7.8%
Renting	365,110	528,686	(163,576)	(30.9)%
Repairs and maintenance	5,056,054	4,886,724	169,330	3.5%
Taxes and insurance	4,146,554	4,082,588	63,966	1.6%

	22,670,986	21,916,664	754,322	3.4%

Income Before Other Income and Discontinued Operations	11,364,616	10,339,293	1,025,322	9.9%

Other Income (Loss)
Interest expense	(7,965,422)	(8,053,628)	88,206	(1.1)%
Interest income	3,861	5,932	(2,071)	(34.9)%
(Loss) from investment in unconsolidated joint ventures	(1,913,800)	(3,869,996)	1,956,196	(50.5)%
Other (loss)	—	(700)	700	(100.0)%

	(9,875,361)	(11,918,392)	2,043,031	(17.1)%

Income (loss) from Continuing Operations	1,489,255	(1,579,099)	3,068,353	(194.3)%

Discontinued Operations
Income from discontinued operations	81,567	219,867	(138,300)	(62.9)%
Gain on the sale of real estate from discontinued operations	7,720,459	—	7,720,459	100.0%

	7,802,026	219,867	7,582,159	3,448.5%

Net Income (loss)	$9,291,281	$(1,359,232)	$10,650,512	(783.6)%

        Rental income from continuing operations for the year ended December 31, 2011 was approximately $33,609,000, compared to approximately $31,816,000 for the year ended December 31, 2010, an increase of approximately $1,793,000 (5.6%). There are a number of factors which can be attributed to this increase as follows: the acquisition of the Battle Green Apartments in June 2011 resulted in an increase of approximately $552,000; the amortization in 2010 of approximately $404,000 in connection with the free rents granted to tenants; an approximately 2% drop in the vacancies; and rental rate increases of approximately 2% – 4% in 2011. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Hamilton Oaks, Westgate Woburn, Westside Colonial and 1144 Commonwealth Avenue with increases of approximately $184,000, $151,000, $58,000, $55,000 and $38,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2012 and 2011 was the collection of rents and proceeds on the sale of real estate. The majority of cash and cash equivalents of $6,981,906 at December 31, 2012 and $4,050,157 at December 31, 2011 were held in interest bearing accounts at creditworthy financial institutions.

        This increase in cash of $2,931,748 at December 31, 2012 is summarized as follows:

	Year Ended December 31,
	2012	2011
Cash provided by operating activities	$11,951,863	$9,091,123
Cash (used in) investing activities	(1,053,399)	(2,980,150)
Cash (used in) financing activities	(3,128,091)	(1,624,611)
Repurchase of Depositary Receipts, Class B and General Partner Units	(906,214)	—
Distributions paid	(3,932,410)	(3,681,566)

Net increase in cash and cash equivalents	$2,931,748	$804,796

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash used in investing activities is due to the acquisition of Battle Green Apartments in June 2011, significant improvements to Partnership properties offset by the sale of Avon Street in May 2011. The increase in cash used in financing activities is due to the payoff of notes payable of $1,668,600 to HBC Holdings, LLC and prepaid financing costs of $353,400 in 2012. In 2012 the Partnership purchased 24,967 Depositary Receipts for a cost of $726,058, 198 Class B Units for a cost of $171,148 and 10 General Partnership Units for a cost of $9,008 for a total cost of $906,214.

        The Partnership did not buy any receipts, Class B Units or General Partnership Units in 2011. In 2010 the Partnership repurchased 20,688 Class A Depositary Receipts, 164 Class B Units and 9 General Partnership Units for a total cost of $540,911 ($432,920, $102,591 and $5,400 respectively). The purchase was funded from cash received from the refinancing of Partnership properties in 2010 and 2009.

        During 2012, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,360,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Hamilton Oaks, 62 Boylston Street, Olde English, Clovelly, 1144 Commonwealth Ave and 140 North Beacon Street at a cost of approximately $445,000, 280,000, $271,000, $206,000, $185,000, $133,000 and $113,000 respectively. The Partnership plans to invest approximately $2,300,000 in capital improvements in 2013.

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%. After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown in 2011 was $38,123.

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

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $88,612,000 at December 31, 2012. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011. In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the year ended December 31, 2012 and 2011 was $18,960 and $238,673, respectively. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

        During the year ended December 31, 2012, the Partnership received distributions of approximately $1,366,000 from the investment properties of which $802,000 was from Dexter Park.

        In 2012 the Partnership paid four quarterly distributions of $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,932,410 in 2012. In 2011, the Partnership paid four quarterly distributions of an aggregate of $28.00 per Unit ($0.93 per Receipt) for a total payment of $3,681,566 in 2011. In February 2013, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2013.

        The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations; pay distributions, make required debt payments and to finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership's net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

        As of December 31, 2012, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2012, our proportionate share of the non-recourse debt related to these investments was approximately $60,267,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships has no other material contractual obligations to be disclosed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the exposure to loss resulting from changes in interest rates and equity prices. In pursuing its business plan, the primary market risk to which the Partnership is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Partnership's yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors.

        As of December 31, 2012, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $276,312,000 in long-term debt, substantially all of which pay interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2026. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements—"Mortgage Notes Payable," Note 12 to the Consolidated Financial Statements—"Fair Value Measurements" and Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures." See Note 18—Subsequent Events—for additional information about the refinancing anticipated in 2013.

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-39 of this Form 10-K and are indexed herein under Item 15(a)(1).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of our General Partner as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their reviews, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework". Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2012.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2012.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	77	Co-General Partner since the Partnerships formation in 1977. Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985), a real estate management company; Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (1997-2004); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (1996-2002); Director and Treasurer, Brookline Greenspace Alliance (since 1999). Mr. Brown is a graduate of Northeastern University earning a B.A. degree in Mechanical Engineering and an M.S. degree in Engineering Management. Based on Mr. Brown's ownership interest in the Partnership, ownership interest in the Partnership's General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.
Harold Brown, Treasurer and Director (since 1984)	88
		Co-General Partner since the Partnerships formation in 1977. Sole proprietor, The Hamilton Company, Inc., manager and developer of residential and commercial real estate (since 1954); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982-1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980-1985); Director of AFC Financial Corp. (1983-1985); Director, Coolidge Bank and Trust (1980-1983). Mr. Brown is a graduate of the Massachusetts Institute of Technology. Based on Mr. Brown's ownership interest in the Partnership, ownership interest in the Partnership's General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
Guilliaem Aertsen, IV, Director (since 2002)	65	Director and Chairman of the Partnership's Audit Committee. Chief Executive Officer, Aertsen Ventures LLC (since 1999) a private venture capital firm focused on early stage companies engaged in technology, real estate and distressed financial assets; Director and CFO of CineCast LLC (since 1999); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997) a partnership of corporate investors, housing sponsors and public agencies engaged in the financing of affordable housing and community development projects in Massachusetts and New England; Chairman of the Board of Trustees of the Old South Church (1992-2002); Executive Vice President and member of the senior management group of BankBoston Corporation (1996-1998); Executive and management assignments including corporate lending, real estate, capital markets, venture capital and asset management Bank Boston Corporation (1973-1998). Mr. Aertsen is a graduate of Harvard University. Based on Mr. Aertsen's familiarity with the Partnership as a member of the Board of Directors and as Chairman of the Audit Committee, his experience as a director with several other companies and his banking, management and financial expertise, the Board of Directors concluded that Mr. Aertsen has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.
Roberta Ornstein, Director (since 2007)	63
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

Name and Position	Age	Other Position
David Aloise, Director (since 2007)	58	Director and member of the Partnership's Audit Committee. Founder and principal of Aloise & Associates, LLC (since 2000) a consulting firm that provides advisory, training and credit risk management services; BankBoston Corporation (1979-2000) Director of Commercial Loan Workout, Managing Director Small Business Banking, Vice President Restructured Real Estate, Vice President C & I Loan Workout; Board of Trustees New England Banking Institute; Advisory Board Member Wells Fargo Retail Finance, LLC; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group; Member of the Turnaround Management Association. Mr. Aloise is a graduate of Boston College and the National Commercial Lending Graduate School, University of Oklahoma. Based on Mr. Aloise's experience in banking, credit markets, small business management and business turnarounds, the Board of Directors concluded that Mr. Aloise has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

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

        The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2012 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committee).

        In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

        Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2012 be included in the Partnership's annual report on form 10-K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise
Roberta Ornstein

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2012. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2012 was approximately $1,447,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $75,000 in 2012. The Partnership does not have a written agreement with this individual.

        In 2012, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $710,000 inclusive of construction supervision and architectural fees of approximately $43,000, rental commissions of $25,000, repairs and maintenance service fees of approximately $295,000, legal fees of approximately $198,000and $125,000 for accounting services. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $728,000 from the 40-50% owned Investment Properties of which approximately $567,000 was the management fee, approximately $5,000 was for construction supervision and architectural fees, approximately $64,000 was for maintenance services, $76,000 for legal services, rental commissions of approximately $6,000 and $10,000 for construction costs. The Advisory Committee held 6 meetings during 2012, and a total of $31,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2012 and a total of $12,000 was paid for attendance and participation in such meetings.

  Compensation Committee Interlocks and Insider Participation

        The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2012 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 15, 2013, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 15, 2013, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,990,182 Depositary Receipts had been issued to 847 holders. As of March 15, 2013, there were issued and outstanding 4,359 Class A Units (not including the Depositary Receipts) held by 216 unit holders, 24,707 Class B Units and 1,300 General Partnership Units held by the persons listed below. During 2012, 78 Class A Units were exchanged for 2,340 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2012 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown		(1)(2)		(1)(2)	18,588	(3)	75	%(3)		(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Harold Brown 1999 Revocable Trust		(2)		(2)
c/o Saul Ewing LLP 131 Dartmouth Street Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	0		0
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	2,872	(5)	2.75	%(5)	6,196		25%			(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0		0
160 Boylston Street #2149 Chestnut Hill, MA 02467
David Aloise	0		0		0		0		0		0
241 Cottage Park Road Winthrop, MA 02152
Roberta Ornstein	178		0.17%		0		0		0		0
160 Boylston Street #2149 Chestnut Hill, MA 02467
NewReal, Inc.	333		0.32%		0		0		1,304		100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	35,311	(6)	33.84	%3(6)	24,784	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,478	(8)	6.21	%(8)	0		0		0		0
50 Udine Street
Arlington, MA 02476

(1)
As of March 1, 2013, 507,849 Depositary Receipts are held of record by the HBC Holdings, LLC (HBC). Harold Brown is the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately

  16,928 Class A Units (approximately 16.22% of the outstanding Class A Units). On January 12, 2011, the NERA 1994 Irrevocable Trust transferred 207,849 Depositary Receipts to HBC as partial consideration for additional economic interests in HBC. Also on January 12, 2011, the Harold Brown 1999 Revocable Trust transferred 300,000 Depositary Receipts to HBC as partial consideration for additional economic interest in HBC.

(2)
On October 15, 2009, the Harold Brown 1999 Revocable Trust (1999 Trust) effected an equity exchange with the NERA 1994 Irrevocable Trust (1994 Trust) pursuant to which the 1994 Trust transferred 660,000 Depositary Receipts to the 1999 Trust in exchange for property ownership interests held by the 1999 Trust. On June 4, 2010, the 1994 Trust transferred 90,000 Depositary Receipts to the 1999 Trust as consideration for a 2.18% economic interest in HBC Holdings, LLC ("HBC Holdings'). On January 12, 2011, the 1999 Trust transferred 300,000 Depositary Receipts to HBC as partial consideration for additional economic interest in HBC. As of March 1, 2013, 450,000 Depositary Receipts are held of record by the Harold Brown 1999 Revocable Trust. Harold Brown is the sole beneficiary of the 1999 Trust during his lifetime and is a co-trustee of the 1999 Trust and exercises voting and dispositive control over the Depositary Receipts beneficially owned by the Trust. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trust. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 15,000 Class A Units (approximately 14.37% of the outstanding Class A Units) and the Trust may be deemed to beneficially own approximately 15,000 Class A Units (approximately 14.37% of the outstanding Class A Units).

(3)
Consists of Class B Units held by HBC Holdings, LLC. See Note (1) above. Harold Brown, as Manager, has voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the 18,588 Class B Units held by the LLC. On January 12, 2011, the NERA 1994 Irrevocable Trust transferred to HBC, 18,588 Class B Units for additional economic interest in HBC.

(4)
Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,304 of the General Partnership Units held of record by NewReal, Inc.

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

(7)
Includes the Class B Units described in Note (2) above.

(8)
Consists of 194,346 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,478 Class A Units.

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 60,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 60,000 to 150,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $15.00 or less. On November 7, 2007, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2009 for up to 150,000 Depositary Receipts at prices up to $33.33 each. On November 4, 2009, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchase through September 30, 2012 for up to 150,000 Depositary Receipts at price up to $28.33 each. On November 14, 2012, Mr. Brown amended and restated the Trading Plan extending the date through which Depositary Receipts may be purchased through September 30, 2016 for up to 600,000 Depositary Receipts at prices up to $45.00.

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

        The Partnership invested approximately $34,049,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has a 40%-50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 57% and the President and five employees of the management company own between 0% and 6.8% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2012 and has reported on the 2012 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Audit Fees
Recurring annual audits and quarterly reviews	$238,000	$236,000

Subtotal	238,000	236,000

Other Audit Related Fees	—	—

Tax Fees
Recurring tax compliance for the Partnership, 25 subsidiary Partnerships and 20 General Partnerships	80,000	80,000
Tax Planning and research	—	—

Subtotal	80,000	80,000

Other Fees	—	—

Total Fees	$318,000	$316,000

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2012 and 2011 were pre-approved pursuant to the procedures outlined above.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2012 and 2011

    Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

    Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2012, 2011 and 2010

    Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

    Notes to Consolidated Financial Statements

    2. Consolidated Financial Statement Schedules:

    Financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

  (b)
  Exhibits:

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index included herewith.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
INCOME STATEMENT INFORMATION
Revenues	$35,632,409	$34,035,602	$32,255,957	$32,362,155	$31,434,943
Expenses	22,710,344	22,670,986	21,916,664	21,555,223	22,032,644

Income before other income and discontinued operations	12,922,065	11,364,616	10,339,293	10,806,932	9,402,299
Other (Loss)	(9,288,267)	(9,875,361)	(11,918,392)	(9,433,313)	(13,060,859)

Income (loss) before discontinued operations	3,633,798	1,489,254	(1,579,099)	1,373,619	(3,658,560)
Discontinued operations	—	7,802,026	219,867	238,919	10,240,271

Net (Loss) Income	$3,633,798	$9,291,281	$(1,359,232)	$1,612,538	$6,581,711

Income (loss) before discontinued operations per Unit	$27.69	$11.33	$(11.99)	$10.33	$(26.56)
Discontinued operations per Unit	—	59.34	1.67	1.80	74.33

Net income (loss) per Unit	27.69	70.67	(10.32)	12.13	47.77

Distributions to Partners per Unit	$30.00	$28.00	$28.00	$28.00	$28.00

Net income (loss) per Depositary Receipt	$0.92	$2.36	$(0.34)	$0.40	$1.59
Distributions to Partners per Depositary Receipt	$1.00	$0.93	$0.93	$0.93	$0.93
BALANCE SHEET INFORMATION
Real Estate, gross	159,876,368	159,123,799	150,818,648	150,411,555	150,344,799
Real Estate, net	95,435,850	98,924,534	92,744,257	95,971,937	98,560,454
Total Assets	121,538,490	125,376,764	121,276,735	129,089,736	125,243,457
Total Debt Outstanding	138,055,522	140,830,212	142,349,260	144,809,354	138,160,262
Partners' Capital	(22,515,678)	(21,310,852)	(26,920,567)	(21,332,824)	(17,717,182)

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2012	2011	2010	2009	2008
Residential
Units	2,270	2,270	2,288	2,288	2,288
Vacancies	39	32	79	63	67
Vacancy rate	1.7%	1.4%	3.5%	2.8%	3.0%
Commercial
Total square feet	110,949	110,949	110,949	110,949	110,949
Vacancy (in square feet)	5,500	0	0	2,384	0
Vacancy rate	5.0%	0%	0%	2.1%	0%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (the "Partnership") as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in partners capital and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Realty Associates Limited Partnership at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
Boston, Massachusetts March 22, 2013

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Rental Properties	$95,435,850	$98,924,534
Cash and Cash Equivalents	6,981,906	4,050,157
Rents Receivable	475,083	434,252
Real Estate Tax Escrows	449,652	401,325
Prepaid Expenses and Other Assets	3,073,890	3,866,652
Investments in Unconsolidated Joint Ventures	13,986,173	16,780,657
Financing and Leasing Fees	1,135,936	919,187

Total Assets	$121,538,490	$125,376,764

LIABILITIES AND PARTNERS' CAPITAL
Note Payable	$—	$1,668,600
Mortgage Notes Payable	138,055,522	139,161,612
Accounts Payable and Accrued Expenses	2,361,942	2,253,696
Advance Rental Payments and Security Deposits	3,636,704	3,603,708

Total Liabilities	144,054,168	146,687,616
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners' Capital 130,444 and 131,484 units outstanding in 2012 and 2011 respectively	(22,515,678)	(21,310,852)

Total Liabilities and Partners' Capital	$121,538,490	$125,376,764

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
Revenues
Rental income	$35,244,008	$33,608,799	$31,816,175
Laundry and sundry income	388,401	426,803	439,782

	35,632,409	34,035,602	32,255,957

Expenses
Administrative	1,825,951	1,707,408	1,772,599
Depreciation and amortization	6,092,725	5,910,746	5,531,509
Management fee	1,446,620	1,404,467	1,330,157
Operating	3,633,619	4,080,647	3,784,401
Renting	183,529	365,110	528,686
Repairs and maintenance	5,179,408	5,056,054	4,886,724
Taxes and insurance	4,348,492	4,146,554	4,082,588

	22,710,344	22,670,986	21,916,664

Income Before Other Income (loss) and Discontinued Operations	12,922,065	11,364,616	10,339,293

Other Income (loss)
Interest income	2,216	3,861	5,932
Interest expense	(7,802,999)	(7,965,422)	(8,053,628)
(Loss) from investments in unconsolidated joint ventures	(1,487,484)	(1,913,800)	(3,869,996)
Other (loss)	—	—	(700)

	(9,288,267)	(9,875,361)	(11,918,392)

Income (loss) From Continuing Operations	3,633,798	1,489,255	(1,579,099)

Discontinued Operations
Income from discontinued operations	—	81,567	219,867
Gain on the sale of real estate	—	7,720,459	—

	—	7,802,026	219,867

Net Income (loss)	$3,633,798	$9,291,281	$(1,359,232)

Income (loss) per Unit
Income (loss) before discontinued operations	$27.69	$11.33	$(11.99)
Income from discontinued operations	—	59.34	1.67

Net Income per Unit	$27.69	$70.67	$(10.32)

Weighted Average Number of Units Outstanding	131,230	131,484	131,696

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

							Partners' Capital
	Limited
	Units
							Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance January 1, 2010	144,180	34,243	1,802	180,225	47,879	132,346	$(17,069,520)	$(4,050,138)	$(213,165)	$(21,332,823)
Distribution to Partners	—	—	—	—	—	—	(2,950,080)	(700,644)	(36,876)	(3,687,600)
Stock Buyback	—	—	—	—	862	(862)	(432,920)	(102,591)	(5,400)	(540,911)
Net Loss	—	—	—	—	—	—	(1,087,386)	(258,254)	(13,592)	(1,359,232)

Balance December 31, 2010	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,627)	$(269,033)	$(26,920,566)
Distribution to Partners	—	—	—	—	—	—	(2,945,253)	(699,498)	(36,815)	$(3,681,566)
Net Income	—	—	—	—	—	—	7,433,025	1,765,343	92,913	$9,291,281

Balance December 31, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,782)	$(212,935)	$(21,310,851)
Distribution to Partners	—	—	—	—	—	—	(3,145,928)	(747,158)	(39,324)	(3,932,410)
Stock Buyback	—	—	—	—	1,040	(1,040)	(726,058)	(171,148)	(9,008)	(906,214)
Net Income	—	—	—	—	—	—	2,907,038	690,422	36,338	3,633,798

Balance December 31, 2012	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$3,633,798	$9,291,281	$(1,359,232)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,092,725	5,910,746	5,531,509
Loss from investments in joint venture	1,487,484	1,913,800	3,869,996
Depreciation and amortization—discontinued operations	—	30,132	90,886
(Gain) on the sale of real estate from discontinued operations		(7,720,459)
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(40,831)	188,692	415,876
Increase (Decrease) in accounts payable and accrued expense	108,246	(186,445)	244,896
(Increase) Decrease in real estate tax escrow	(48,327)	(99,472)	9,729
(Increase) Decrease in prepaid expenses and other assets	685,772	(432,957)	(480,598)
Increase in advance rental payments and security deposits	32,996	195,807	(9,460)

Total Adjustments	8,318,065	(200,156)	9,672,834

Net cash provided by operating activities	11,951,863	9,091,125	8,313,602

Cash Flows Used in Investing Activities
Proceeds from unconsolidated joint ventures	1,366,383	1,408,950	1,140,801
(Investment in) unconsolidated joint ventures	(59,383)	(26,450)	(123,301)
Purchase and improvement of rental properties	(2,360,399)	(2,618,794)	(2,268,039)
Purchase of rental properties	—	(10,041,784)	—
Net proceeds from the sale of rental property	—	8,297,928	—

Net cash (used in) investing activities	(1,053,399)	(2,980,150)	(1,250,539)

Cash Flows from Financing Activities
Payment of financing costs	(353,400)	(105,564)	(8,161)
Proceeds of mortgage notes payable	—	5,000,000	904,122
Proceeds of note payable	—	3,998,573	—
Principal payments of mortgage notes payable	(1,106,091)	(3,519,047)	(864,815)
Principal payments of note payable	(1,668,600)	(6,998,573)	(2,500,000)
Stock buyback	(906,214)	—	(540,911)
Distributions to partners	(3,932,410)	(3,681,566)	(3,687,600)

Net cash (used in) financing activities	(7,966,715)	(5,306,177)	(6,697,365)

Net Increase in Cash and Cash Equivalents	2,931,749	804,798	365,698
Cash and Cash Equivalents, at beginning of period	4,050,157	3,245,361	2,879,663

Cash and Cash Equivalents, at end of period	$6,981,906	$4,050,159	$3,245,361

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the "Investment Properties" or "Joint Ventures") in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the "Partnership." Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

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

DECEMBER 31, 2012

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2012, 2011, or 2010 other than net income as reported.

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

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2012, 2011, or 2010. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2012, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.45%. At December 31, 2012 and 2011, respectively approximately $8,000,000 and $5,051,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $52,084, $88,585 and $70,074 in 2012, 2011 and 2010, respectively.

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

DECEMBER 31, 2012

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Interest Capitalized:    The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2012, 2011 and 2010 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2012, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2012, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at December 31, 2012 with a total of 799 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2. RENTAL PROPERTIES (Continued)

        Rental properties consist of the following:

	December 31, 2012	December 31, 2011	Useful Life
Land, improvements and parking lots	$27,849,721	$27,614,537	15–40 years
Buildings and improvements	119,579,923	119,097,186	15–40 years
Kitchen cabinets	3,620,196	3,542,249	5–10 years
Carpets	3,354,593	3,307,499	5–10 years
Air conditioning	764,671	788,146	7–10 years
Laundry equipment	378,806	368,955	5–7 years
Elevators	1,139,296	1,139,296	20 years
Swimming pools	235,242	235,242	10 years
Equipment	1,586,591	1,744,006	5–7 years
Motor vehicles	101,657	107,788	5 years
Fences	22,445	22,974	5–10 years
Furniture and fixtures	1,038,136	1,039,439	5–7 years
Smoke alarms	205,091	116,482	5–7 years

Total fixed assets	159,876,368	159,123,799
Less: Accumulated depreciation	(64,440,518)	(60,199,265)

	$95,435,850	$98,924,534

        Real estate and accumulated depreciation as of December 31, 2012 is as follows:

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)
		Land		Improvements	Land		Totals		Date Acquired
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$19,500,000	$2,112,000	$8,593,111	$7,116,107	$2,112,000	$15,709,218	$17,821,218	$9,086,787	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,723,830	$684,000	$3,116,000	$492,070	$684,000	$3,608,070	$4,292,070	$1,621,108	Oct. 2000
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$253,696	$44,965	$4,732,383	$4,777,348	$1,465,723	Sep. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,268,279	$177,610	$2,746,638	$2,924,248	$1,981,658	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$933,759	$342,000	$2,301,428	$2,643,428	$1,251,632	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$1,616,613	$1,410,000	$7,281,429	$8,691,429	$4,373,285	July 1995
Condominium Units—Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$22,428	$23,346	$213,235	$236,581	$205,326	Sept. 1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$758,449	$91,400	$1,498,809	$1,590,209	$1,128,556	Sept. 1977

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)
		Land		Improvements	Land		Totals		Date Acquired
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,893,448	$1,341,737	$8,457,497	$31,849	$1,341,737	$8,489,346	$9,831,083	$612,568	Jun. 2011
Hamilton Cypress LLC Commercial—1031Exchange Brookline, Massachusetts	$3,686,380	$2,362,596	$4,613,985	$51,823	$2,362,596	$4,665,808	$7,028,404	$696,283	Oct. 2008
Hamilton Linewt LLC Commercial—1031Exchange Newton, Massachusetts	$1,528,429	$884,042	$2,652,127	$50,608	$884,042	$2,702,735	$3,586,777	$353,574	Nov. 2007
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$1,726,607	$2,175,000	$14,051,607	$16,226,607	$7,256,645	Dec. 1999
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$400,178	$156,000	$1,034,263	$1,190,263	$569,822	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,964,119	$385,000	$1,540,000	$1,157,151	$385,000	$2,697,151	$3,082,151	$1,769,651	Jan. 1995
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$2,000,000	$79,650	$284,548	$887,277	$79,650	$1,171,825	$1,251,475	$789,226	Sept. 1977
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,213,958	$1,512,000	$5,701,480	$426,220	$1,512,000	$6,127,700	$7,639,700	$2,477,008	Jun. 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$1,490,223	$936,000	$5,252,236	$6,188,236	$3,120,665	July 1995
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$1,161,011	$46,181	$2,039,334	$2,085,515	$1,345,108	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$1,426,304	$72,525	$2,014,081	$2,086,606	$1,601,231	Sept. 1977
Redwood Hills L.P. Residential Units Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$2,117,589	$1,200,000	$6,928,193	$8,128,193	$4,055,659	July 1995
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$15,308,474	$4,686,728	$18,746,911	$(1,928,307)	$4,686,728	$16,818,604	$21,505,332	$6,112,019	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$6,000,000	$3,280,000	$4,920,000	$36,724	$3,280,000	$4,956,724	$8,236,724	$2,235,613	May 1999

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)
		Land		Improvements	Land		Totals		Date Acquired
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$1,083,048	$1,335,000	$8,648,549	$9,983,549	$4,552,121	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$7,931,885	$461,300	$2,424,636	$6,007,478	$417,107	$8,432,114	$8,849,221	$5,779,250	Sept. 1977

	$138,055,522	$25,799,080	$105,534,296	$28,587,184	$25,754,887	$134,121,480	$159,876,368	$64,440,518

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements, which are not significant.

(3)
In 2012, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	15–40 years
Other Categories of Assets	5–20 years

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2012	2011	2010
Rental Properties
Balance, Beginning	$159,123,799	$150,818,648	$150,411,555
Additions:
Buildings, improvements and other assets	2,360,399	12,444,604	2,268,039

	161,484,198	163,263,252	152,679,594
Deduct:
Write-off of retired or disposed assets	1,607,830	2,437,555	1,860,946
Rental properties held for sale and/or sold	—	1,701,898	—

Balance, Ending	$159,876,368	$159,123,799	$150,818,648

Accumulated Depreciation
Balance, Beginning	$60,199,265	$58,074,391	$54,439,618
Add:
Depreciation for the year	5,849,083	5,750,989	5,495,719

	66,048,348	63,825,380	59,935,337
Deduct:
Accumulated depreciation of retired or disposed assets	1,607,830	2,437,555	1,860,946
Accumulated depreciation of rental properties held for sale and/or sold	—	1,188,560	—

Balance, Ending	$64,440,518	$60,199,265	$58,074,391

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2. RENTAL PROPERTIES (Continued)

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

        On June 1, 2011, the Partnership purchased Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. The term of the loan is four years with a provision requiring payment in whole or in part upon demand within six months of notice or prepay without penalty. On July 27, 2011, the Partnership financed Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%. After paying off the existing loan of $3,998,573, approximately $1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown in 2011 was $38,123.

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership's properties and 3% on Linewt. Total fees paid were approximately $1,447,000, $1,420,000 and $1,367,000 in 2012, 2011 and 2010, respectively.

        The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2012, 2011 and 2010, approximately $686,000, $758,000 and $705,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2012 expenses referred to above, approximately $295,000 consisted of repairs and maintenance and $348,000 of administrative expense. Approximately $43,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2012, the Hamilton Company received approximately $728,000 from the Investment Properties of which approximately $567,000 was the management fee, approximately $15,000 was for construction, architectural services and supervision of capital projects, approximately $64,000 was for maintenance services and approximately $82,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

        On January 1, 2004, all employees were transferred to the Management Company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,606,000, $2,537,000 and $2,599,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2012, 2011 or 2010.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company's accounting staff, which consists of approximately 14 people. During the years ended December 31, 2012, 2011 and 2010 the Management Company charged the Partnership $125,000 for bookkeeping and accounting services included in administrative expenses above.

        In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the years ended December 31, 2012, 2011 and 2010 this individual received a quarterly fee of $18,750 for a total fee of $75,000.

        The Partnership has invested in nine limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 60%. See Note 14 for a description of the properties and their operations.

        See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

        On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The Partnership may also prepay the note without penalty. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in full in April 2012. The interest paid during the year ended December 31, 2012, 2011 and 2010 was $18,960, $238,673 and $414,740 respectively.

        See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

        Approximately $1,919,000 and $1,879,000 of security deposits are included in prepaid expenses and other assets at December 31, 2012 and December 31, 2011, respectively. The security deposits and escrow accounts are restricted cash.

        Included in prepaid expenses and other assets at December 31, 2012 and December 31, 2011 is approximately $420,000 and $1,014,000, respectively, held in escrow to fund future capital improvements.

        Financing fees of approximately $1,136,000 and $919,000 are net of accumulated amortization of approximately $772,000 and $636,000 at December 31, 2012 and December 31, 2011, respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2012 and 2011, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2012, the interest rates on these loans ranged from 4.25% to 7.07%, payable in monthly installments aggregating approximately $742,000, including principal, to various dates through 2026. The majority of the mortgages are subject to prepayment penalties. At December 31, 2012, the weighted average interest rate on the above mortgages was 5.53%. The effective rate of 5.63% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership's mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

        The Partnership has pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2012 are as follows:

2013—current maturities	$41,275,000
2014	14,669,000
2015	2,184,000
2016	194,000
2017	205,000
Thereafter	79,529,000

$138,056,000

        On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Principal payments will be made using a 30 year amortization schedule. Deferred financing costs associated with this mortgage totaled approximately $100,000 and accordingly the effective interest rate is 5.07%.

        The Partnership is currently in the process of refinancing the mortgages at Boylston Downtown LLC, Westgate Apartments LLC, School Street LLC, and Hamilton Cypress LLC. The total amount expected to be refinanced is approximately $47,000,000. As of December 31, 2012, the Partnership has paid approximately $353,000 of financing costs related to the expected refinancing. This amount is included in financing and leasing fees in consolidated balance sheets. The Partnership may incur prepayment penalties of approximately $250,000 in connection with this refinancing. The Partnership has no lender commitment at this time and anticipates closing on theses mortgages in the first half of 2013.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2012, amounts received for prepaid rents of approximately $1,339,000 are included in cash and cash equivalents, and security deposits of approximately $1,919,000 are included in prepaid expenses and other assets and are restricted cash.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

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

        On February 4, 2013, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2013 and payable on March 31, 2013, $7.50 per unit and $0.25 per receipt.

        In 2012, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ($1.00 per receipt). In 2011 and 2010 the Partnership paid quarterly distributions of $7.00 per unit ($0.23 per receipt) in March, June, September, and December for a total distribution of $28.00 per unit ($0.93 per receipt) each year.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2012	2011
Income per Depositary Receipt before Discontinued Operations	$0.92	$0.38
Income from Discontinued Operations	0	1.98

Net Income per Depositary Receipt after Discontinued Operations	$0.92	$2.36

Distributions per Depositary Receipt	$1.00	$0.93

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2012 are as follows:

Class A	39,825
Class B	9,458
General Partnership	498

49,781

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 8. TREASURY UNITS (Continued)

January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2012, the Partnership has repurchased 1,219,927 Depositary Receipts at an average price of $24.62 per receipt (or $738.60 per underlying Class A Unit), 1,921 Class B Units and 101 General Partnership Units, both at an average price of $613.94 per Unit, totaling approximately $31,386,000 including brokerage fees paid by the Partnership.

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

        During the year ended December 31, 2012, the Partnership purchased 24,967 Depositary Receipts for a cost of $726,058, 198 Class B Units for a cost of $171,148 and 10 General Partnership Units for a cost of $9,008 for a total cost of $906,214.

        From January 1, 2013 through March 14, 2013, the Partnership purchased a total of 9,709 Depositary Receipts. The average price was $32.24 per receipt or $967.20 per unit. The total cost was $321,240. The Partnership is required to repurchase76.86 Class B Units and 4.05 General Partnership units at a cost of $74,335 and $3,912, respectively.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2012, approximately 90% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 10% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2012 as follows:

Commercial Property Leases
2013	$2,384,000
2014	2,011,000
2015	1,583,000
2016	1,165,000
2017	485,000
Thereafter	775,000

$8,403,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $661,000, $633,000 and $653,000 for the years ended December 31, 2012, 2011 and 2010 respectively.

        The following information is provided for commercial leases:

Thru December 31,	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of Annual base rent for expiring leases
2013	$470,463	23,773	11	17%
2014	588,422	29,523	10	22%
2015	266,098	8,471	8	10%
2016	593,346	27,073	3	22%
2017	448,101	11,997	6	16%
2018	58,050	1,262	1	2%
2019	200,375	5,800	2	7%
2020	64,657	1,106	1	2%
2021	64,800	1,800	1	2%
2022	0	—	—	0%

Totals	$2,754,312	110,805	43	100%

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 10. RENTAL INCOME (Continued)

        Rents receivable are net of an allowance for doubtful accounts of approximately $381,000 and $448,000. at December 31, 2012 and 2011. Included in rents receivable at December 31, 2012 is approximately $268,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

        Rents receivable at December 31, 2012 also includes approximately $25,000 representing the deferral of rental concession primarily related to the residential properties.

        For the year ended December 31, 2012 rent at the commercial properties includes approximately $4,100 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2012, 2011 and 2010, cash paid for interest was approximately $7,776,000, $8,011,000 and $8,182,000 respectively. Cash paid for state income taxes was approximately $48,000, $55,000 and $35,000 during the years ended December 31, 2012, 2011 and 2010 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

        At December 31, 2012 and 2011, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

        At December 31, 2012 and 2011 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

        At December 31, 2012 and 2011, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2012 and 2011, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

        The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  •
  For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

  •
  For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

        The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2012	$138,055,523	$155,942,880
At December 31, 2011	$139,161,612	$158,050,039
Investment Properties
At December 31, 2012	$138,256,711	$157,983,030
At December 31, 2011	$140,159,839	$160,535,764

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $530,000 greater than statement income for the year ended December 31, 2012. The primary reason for the increase is reduced tax depreciation due to tax free exchanges and accelerated depreciation in prior years. The cumulative tax basis of the Partnership's real estate at December 31, 2012 is approximately $12,000,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership's tax basis in its joint venture investments is approximately $1,700,000 less than statement basis because of accelerated depreciation.

        Certain entities included in the Partnership's consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 13. TAXABLE INCOME AND TAX BASIS (Continued)

        The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Financial statement ("book") net income (loss)	$3,634	$9,291	$(1,359)
Book/Tax differences from depreciation and amortization	51	(1,024)	(643)
Book/Tax differences on tax free exchanges	266	(7,707)	—
Book/Tax differences from Investment Properties	198	(161)	403
Increase (Decrease) in prepaid rent and allowances	(40)	29	(204)
Other	57	7	—

Taxable income (loss)	$4,166	$435	$(1,803)

        Allowable accelerated depreciation deductions have been reduced for 2013. This may result in higher taxable income in future years. Future tax law changes may significantly affect taxable income.

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

        In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2004 forward.

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

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $88,612,000 at December 31, 2012. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

owned by Harold Brown and his affiliates ("HBC"). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011. In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the year ended December 31, 2012 and 2011 was $18,960 and $238,673, respectively. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of December 31, 2012, the balance of the mortgage is approximately $4,702,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. We are working on refinancing the property with the current lender. At December 31, 2012, 15 of the 20 units are still owned by the Partnership. As of February 1, 2013, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property. No unit was sold during the year ended December 31, 2012. The balance on the new mortgage is approximately $1,668,000 at December 31, 2012. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is approximately $8,352,000 amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $2,093,000 with a variable interest rate of 2.25% over the daily Libor rate (0.21% at December 31, 2012). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,935,000 at December 31, 2012. This investment is referred to as Hamilton 1025, LLC.

        In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2012, the balance of this mortgage is approximately $5,433,000. This investment is referred to as Hamilton Minuteman, LLC.

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. As of May 2008, the Partnership sold 137 units as condominiums. Gains from these sales were taxed as ordinary income. The majority of the sales proceeds were applied to reduce the mortgage with the final payment made during the second quarter of 2007. With the sale of the units and the payments of the liabilities, the assets were combined with Hamilton on Main Apartments, LLC. An entity partially owned by the majority shareholder of the General Partner and the President of the management company, 31% and 5%, respectively, was the sales agent and received a variable commission on each sale of 3% to 5%. Hamilton on Main Apartments, LLC is known as Hamilton Place.

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2012, the remaining balance on the mortgage is approximately $15,611,000.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at December 31, 2012 of approximately $6,850,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	$9,103,858	$2,610,574	$7,885,745	$5,621,970	$1,844,219	$6,975,854	$7,020,471	$21,148,813	$107,496,918	$169,708,422
Cash & Cash Equivalents	27,848	20,214	3,533	2,706	20,695	62,473	44,170	103,990	941,391	1,227,018
Rent Receivable	44,005	—	600	7,283	2,200	2,686	2,626	11,108	35,250	105,758
Real Estate Tax Escrow	49,793	—	20,242	74,443	—	41,225	43,612	70,364	424,159	723,838
Prepaid Expenses & Other Assets	61,895	505	75,222	33,659	127,530	14,345	48,715	154,396	1,367,274	1,883,541
Financing & Leasing Fees	64,116	4,325	8,164	19,645	5,505	26,243	15,950	14,581	399,678	558,206

Total Assets	$9,351,515	$2,635,617	$7,993,505	$5,759,706	$2,000,148	$7,122,825	$7,175,545	$21,503,252	$110,664,670	$174,206,783

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$8,352,317	$2,093,184	$6,850,179	$4,934,741	$1,668,000	$4,702,087	$5,433,472	$15,611,045	$88,611,686	$138,256,711
Accounts Payable & Accrued Expense	34,673	6,319	93,810	49,566	7,481	49,690	58,378	204,413	843,422	1,347,752
Advance Rental Pmts& Security Deposits	175,871	—	140,759	80,264	25,147	86,028	71,025	273,302	1,919,573	2,771,968

Total Liabilities	8,562,861	2,099,503	7,084,748	5,064,570	1,700,628	4,837,806	5,562,875	16,088,760	91,374,681	142,376,432
Partners' Capital	788,654	536,114	908,757	695,135	299,520	2,285,019	1,612,669	5,414,492	19,289,989	31,830,352

Total Liabilities and Capital	$9,351,515	$2,635,617	$7,993,505	$5,759,706	$2,000,148	$7,122,825	$7,175,545	$21,503,252	$110,664,670	$174,206,783

Partners' Capital—NERA 50%	$394,327	$268,057	$454,379	$347,568	$149,760	$1,142,510	$806,335	$2,707,246		6,270,181

Partners' Capital—NERA 40%									$7,715,996	7,715,996

										$13,986,177

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through March 1, 2013	—	—	—	127	105	—	—	—	—	232

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of March 1, 2013	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	$1,270,141	$287,537	$1,178,712	$861,998	$235,061	$886,122	$809,707	$2,623,994	$12,202,615	$20,355,887
Laundry and Sundry Income	15,363	—	1,206	—	—	—	2,435	20,952	98,042	137,999

	1,285,504	287,537	1,179,918	861,998	235,061	886,122	812,142	2,644,946	12,300,657	20,493,885

Expenses
Administrative	15,237	1,749	27,942	5,142	7,553	34,600	7,825	46,400	219,218	365,666
Depreciation and Amortization	409,488	11,638	441,704	256,696	82,287	297,737	317,231	957,452	5,733,920	8,508,153
Management Fees	55,308	11,502	48,596	34,517	9,894	34,659	32,615	104,807	261,355	593,253
Operating	112,172	—	62,277	816	1,251	1,190	73,092	341,054	1,006,570	1,598,421
Renting	18,350	—	5,326	6,815	1,894	4,053	3,538	10,974	74,705	125,655
Repairs and Maintenance	118,786	5,475	82,052	320,997	70,812	273,652	57,448	380,605	880,103	2,189,930
Taxes and Insurance	197,566	49,237	106,785	145,755	46,017	161,137	102,505	337,256	1,485,297	2,631,555

	926,908	79,600	774,681	770,738	219,707	807,027	594,254	2,178,549	9,661,169	16,012,632

Income Before Other Income	358,596	207,937	405,237	91,260	15,354	79,095	217,888	466,397	2,639,488	4,481,253

Other Income (Loss)
Interest Expense	(497,631)	(60,451)	(486,051)	(288,470)	(98,361)	(271,283)	(317,448)	(840,874)	(5,092,838)	(7,953,407)
Interest Income	—	—	48	74	215	—	—	—	—	337
Interest Income from Note	—	—	—	—	6,180	—	—	—	—	6,180

	(497,631)	(60,451)	(486,003)	(288,395)	(91,966)	(271,283)	(317,448)	(840,874)	(5,092,838)	(7,946,890)

Net Income (Loss)	$(139,035)	$147,486	$(80,766)	$(197,135)	$(76,612)	$(192,188)	$(99,560)	$(374,477)	$(2,453,350)	$(3,465,636)

Net Income (Loss)—NERA 50%	$(69,517)	$73,743	$(40,383)	$(98,567)	$(38,306)	$(96,094)	$(49,780)	$(187,239)		(506,143)

Net Income (Loss)—NERA 40%									$(981,340)	(981,340)

										$(1,487,483)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2012 are as follows:

	Hamilon Essex 81	Hamilton Essex 81 Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park
Period End	March 2005	March 2005	November 2001	March 2005	October 2005	October 2005	August 2004	August 2004	October 2009	Total
12/31/2013	125,660	2,093,184	165,412	65,157	1,668,000	66,163	71,363	293,222	1,275,835	7,082,229
12/31/2014	133,132		6,684,767	69,003		69,944	75,575	309,178	1,348,741	10,020,473
12/31/2015	141,048			73,077		73,941	80,036	15,008,646	1,425,814	18,208,704
12/31/2016	7,952,477			4,727,503		78,166	77,128		1,507,291	15,829,060
12/31/2017						4,413,873	5,129,371		1,593,424	12,708,108
Thereafter									81,460,581	163,299,264

	$8,352,317	$2,093,184	$6,850,179	$4,934,741	$1,668,000	$4,702,087	$5,433,472	$15,611,045	$88,611,686	$138,256,711

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        At December 31, 2012 the weighted average interest rate on the above mortgages was 5.65%. The effective rate was 5.65% including the amortization expense of deferred financing costs.

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

										(3,869,995)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

        In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-04, (Fair Value Measurement Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principals to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurementof and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for us as of January 1, 2012. The adoption of this pronouncement did not materially impact our consolidated financial statements.

        In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-950, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22. ASU 2012-03 was effective upon issuance. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

        In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. ASU 2012-04 will be effective for us as of January 1, 2013. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Total Revenues	$—	$348,997	$910,155

Operating and other expenses	—	237,298	599,402
Depreciation and amortization	—	30,132	90,886

	—	267,430	690,288

Income from discontinued operations	$—	$81,567	$219,867

Gain on the sale of Avon Street:
Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(435,506)

Gain on the sale of real estate	$7,720,459

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
Revenue	$8,852,382	$8,800,416	$8,875,596	$9,104,015	$35,632,409
Expenses	5,861,694	5,413,735	5,730,319	5,704,596	22,710,344

Income Before Other Income	2,990,688	3,386,681	3,145,277	3,399,419	12,922,065
Other Income (loss)	(2,363,735)	(2,339,420)	(2,370,824)	(2,214,288)	(9,288,267)

Net Income	$626,953	$1,047,261	$774,453	$1,185,131	$3,633,798

Net Income per Unit before discontinued operations	$4.77	$7.97	$5.90	$9.07	$27.69
Income per Unit from discontinued operations	0.00	0.00	0.00	0.00	0.00

Net income per Unit	$4.77	$7.97	$5.90	$9.07	$27.69

Income per depositary receipt before discontinued operations	0.16	0.27	0.20	0.30	0.92
Income per depositary receipt from discontinued operations	0.00	0.00	0.00	0.00	0.00

Net Income per depositary receipt	$0.16	$0.27	$0.20	$0.30	$0.92

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
Revenue	$8,280,894	$8,345,643	$8,648,526	$8,760,538	$34,035,602
Expenses	5,773,941	5,508,842	5,665,232	5,722,971	22,670,986

Income Before Other Income	2,506,953	2,836,801	2,983,294	3,037,567	11,364,616
Income (loss) from discontinued operations	68,599	7,736,789	(3,054)	(308)	7,802,026
Other Income (loss)	(2,402,740)	(2,480,305)	(2,523,314)	(2,469,002)	(9,875,361)

Net Income	$172,812	$8,093,285	$456,926	$568,257	$9,291,281

Net Income per unit before discontinued operations	$0.79	$2.71	$3.50	$4.33	$11.33
Income (loss) per unit from discontinued operations	0.52	58.84	(0.02)	—	59.34

Net income per unit	$1.31	$61.55	$3.48	$4.33	$70.67

Income per depositary receipt before discontinued operations	0.02	0.09	0.12	0.15	0.38
Income per depositary receipt from discontinued operations	0.02	1.96	—	—	1.98

Net Income per depositary receipt	$0.04	$2.05	$0.12	$0.15	$2.36

NOTE 18. SUBSEQUENT EVENTS

        From January 1, 2013 through March 14, 2013, the Partnership purchased a total of 9,709 Depositary Receipts. The average price was $32.24 per receipt or $967.20 per unit. The total cost was $321,240. The Partnership is required to repurchase 76.86 Class B Units and 4.05 General Partnership units at a cost of $74,335 and $3,912, respectively.

        On February 4, 2013, the Partnership announced the approval of a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2013 and payable on March 31, 2013 of $7.50 per unit and $0.25 per receipt.

Discontinued Operations

        At the February 4, 2013 meeting of the Advisory Committee, the Committee approved managements plan to seek a sale of the 32 unit Nashoba Apartments LP in Acton, Massachusetts. This complex will be accounted for as a discontinued operation in 2013. There is no assurance that the complex can be sold at an acceptable price. The selling price is expected to be well in excess of its book value and outstanding mortgage. Summary historical information is presented below:

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 18. SUBSEQUENT EVENTS (Continued)

        Financial Statements for Nashoba Apartments LP is as follows:

Nashoba Apartments LP
Balance Sheets
(In Thousands)

	December 31,
	2012	2011
Assets:
Rental property	$1,283	$1,210
Accumulated depreciation	821	743

Rental property (net)	462	467
Other current assets	123	80
Other assets	2	6

Total assets	$587	$553

Liabilities:
Mortgage note payable	$2,000	$2,000
Other liabilities	71	70

Total liabilities	2,071	2,070
Partner's equity	(1,484)	(1,517)

Total liabilities & partner's equity	$587	$553

Nashoba Apartments LP
Statements of Income
(In Thousands)

	Years ended December 31,
	2012	2011	2010
Rental and other Income	$462	$451	$450

Operating Expenses	241	260	261
Interest Expense	108	108	108
Depreciation	80	72	63

Total Expenses	429	440	432

Net Income	$33	$11	$18

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 18. SUBSEQUENT EVENTS (Continued)

Nashoba Apartments LP
Cash Flow Information
(In Thousands)

	Years ended December 31,
	2012	2011	2010
Distributions from (to) Nashoba	$1	$(72)	$45

Mortgage Notes Payable—Refinancing

        On February 25, 2013, the Partnership paid off the mortgage of approximately $3,697,000 on Hamilton Cypress LLC. There was no penalty on the early payoff. The funds used to pay off the mortgage were from the Partnerships cash reserves.

        On March 11, 2013, the Partnership refinanced the property located at School Street. The new loan is $15,000,000 with an interest rate of 3.7% due in 2023. The loan calls for interest only for three years followed by principal and interest payments over the remainder of the loan term. The costs associated with this refinancing were approximately $159,000.

        Additionally, the Partnership is anticipating refinancing debt of approximately $28,000,000 in maturing debt for Boylston Downtown LP and Westgate Apartments LLC. In connection with this refinancing, the Partnership may borrow additional debt of approximately $29,000,000. These funds will be used for future acquisitions, repurchase of additional Depositary Receipts, improvements to its properties or other operating items.

Unaudited Pro Forma Financial Information

        Four of the Partnerships mortgaged properties have or will have changes to their mortgage debt during 2013. On February 25, 2013, the Partnership paid off the mortgage of approximately $3,697,000 on Hamilton Cypress LLC. On March 11, 2013, the Partnership refinanced the property held by School Street 9, LLC with a new mortgage loan in the amount of $15,000,000. For the balance of 2013, the Partnership is working towards refinancing the properties held by Boylston Downtown L.P. and Westgate Apartments, LLC. As of March 22, 2013 no firm commitment had been executed with a lender. However, the Partnership anticipates refinancing the existing Boylston Downtown loan of $19,500,000 with a new loan of $40,000,000 and refinancing the existing Westgate Apartments loan of approximately $7,932,000 with a new loan of $17,000,000. The cumulative effects of these financing activities are presented in the following unaudited pro forma financial statements.

        The following unaudited pro forma consolidated balance sheet as of December 31, 2012 has been prepared to give effect to the payoff and refinancing of mortgage debt occurring in the first quarter of 2013 and additional refinancing expected to occur during the balance of the year. The following unaudited pro forma balance sheet does not purport to reflect the actual transactions as the majority have yet to occur.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 18. SUBSEQUENT EVENTS (Continued)

        The following unaudited pro forma consolidated statement of income for the twelve months ended December 31, 2012 has been prepared to give effect of the payoff and refinancing of mortgage debt occurring in the first quarter of 2013 and additional refinancing expected to occur during the balance of the year.

        The following unaudited pro forma financial statements have been prepared for informational purposes only and are not necessarily indicative of future results or actual results that would have been achieved had the Partnership structured its debt refinancing as presented.

New England Realty Associates Limited Partnership
Pro Forma Consolidated Balance Sheet
As of December 31, 2012
(Unaudited)

			Pro Forma
	Historical NERA		Adjustments Refinancings	Consolidated Totals
ASSETS
Rental Properties	$95,435,850		$—	$95,435,850
Cash and Cash Equivalents	6,981,906	(a)	21,465,693	28,447,599
Rents Receivable	475,083		—	475,083
Real Estate Tax Escrows	449,652		—	449,652
Prepaid Expenses and Other Assets	3,073,890	(b)	2,028,400	5,102,290
Investments in Unconsolidated Joint Ventures	13,986,173		—	13,986,173
Financing and Leasing Fees	1,135,936	(c)	1,445,795	2,581,731

Total Assets	$121,538,490		$24,939,888	$146,478,378

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$138,055,522	(d)	$24,980,014	$163,035,536
Accounts Payable and Accrued Expenses	2,361,942		—	2,361,942
Advance Rental Payments and Security Deposits	3,636,704		—	3,636,704

Total Liabilities	$144,054,168		$24,980,014	$169,034,182
Partners' Capital 130,444 units outstanding in 2012	(22,515,678)		(40,126)	(22,555,804)

Total Liabilities and Partners' Capital	$121,538,490		$24,939,888	$146,478,378

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 18. SUBSEQUENT EVENTS (Continued)

New England Realty Associates Limited Partnership
Pro Forma Consolidated Statement of Income
For the Twelve Months Ended December 31, 2012
(Unaudited)

			Pro Forma
	Historic NERA		Adjustments Refinancing	Consolidated Totals
Revenues
Rental income	$35,244,008		$—	$35,244,008
Laundry and sundry income	388,401		—	388,401

	35,632,409		—	35,632,409

Expenses
Administrative	1,825,951		—	1,825,951
Depreciation and amortization	6,092,725	(e)	112,948	6,205,673
Management fee	1,446,620		—	1,446,620
Operating	3,633,619		—	3,633,619
Renting	183,529		—	183,529
Repairs and maintenance	5,179,408		—	5,179,408
Taxes and insurance	4,348,492		—	4,348,492

	22,710,344		112,948	22,823,292

Income Before Other Income and Discontinued Operations	12,922,065		(112,948)	12,809,117

Other Income (Loss)
Interest income	2,216		—	2,216
Interest expense	(7,802,999	)(f)	72,822	(7,730,177)
(Loss) from investments in unconsolidated joint ventures	(1,487,484)		—	(1,487,484)
Other	—		—	—

	(9,288,267)		72,822	(9,215,445)

Income From Continuing Operations	3,633,798		(40,126)	3,593,672

Discontinued Operations
Income from discontinued operations	—		—	—
Gain on the sale of real estate from discontinued operations	—		—	—

	—		—	—

Net Income	$3,633,798		$(40,126)	$3,593,672

Income per Unit
Income before discontinued operations	$27.69		$(0.31)	$27.38
Income from discontinued operations	—		—	—

Net Income per Unit	$27.69		$(0.30)	$27.38

Weighted Average Number of Units Outstanding	131,230		131,230	131,230

Notes to unaudited pro forma consolidated balance sheet and consolidated statement of income:

(a)
Cash adjusted for new loan proceeds, existing loan payoff, financing fees, replacement reserves and changes to mortgage debt service.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 18. SUBSEQUENT EVENTS (Continued)

(b)
Replacement reserves required by new debt agreement

(c)
Change in prepaid financing fees between existing debt and refinanced debt

(d)
Difference between existing debt balance and refinanced debt balance

(e)
Increase in the amortization of the balance of prepaid finance costs for the existing debt and the proportionate share of prepaid finance costs for the refinanced debt

(f)
Decrease in mortgage interest expense between existing mortgage debt and refinanced debt

NOTE 19. QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe(a)	Balance at end of Period
Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	448,119	190,032		257,443	380,708
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	482,518	265,807		300,206	448,119
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	475,684	374,597		367,763	482,518

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
Dated: March 27, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 27, 2013
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 27, 2013
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 27, 2013
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 27, 2013
/s/ ROBERTA ORNSTEIN Roberta Ornstein	Director of the General Partner	March 27, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)	Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)
(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(21)	Subsidiaries of the Partnership.(4)
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

Exhibit No.	Description of Exhibit
(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).
(99.1)	Combined Financial Statements of Significant Subsidiaries
(101.1)	The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners' Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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