Form 10-Q
period 2013-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2013-05-14
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, there were 104,032 of the registrant’s Class A units (3,120,952 Depositary Receipts) of limited partnership issued and outstanding and 24,708 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS
Rental Properties	$94,756,338	$94,973,600
Property held for Sale	475,237	462,250
Cash and Cash Equivalents	3,379,431	6,981,906
Rents Receivable	391,760	475,083
Real Estate Tax Escrows	345,585	449,652
Prepaid Expenses and Other Assets	2,656,323	3,073,890
Investments in Unconsolidated Joint Ventures	13,329,316	13,986,173
Financing and Leasing Fees	1,239,526	1,135,936
Total Assets	$116,573,516	$121,538,490
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	133,867,404	138,055,522
Accounts Payable and Accrued Expenses	1,966,494	2,361,942
Advance Rental Payments and Security Deposits	3,728,455	3,636,704
Total Liabilities	139,562,353	144,054,168

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 130,040 and 130,444 units outstanding in 2013 and 2012 respectively	(22,988,837)	(22,515,678)
Total Liabilities and Partners’ Capital	$116,573,516	$121,538,490

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Rental income	$8,924,007	$8,640,863
Laundry and sundry income	95,686	92,139
	9,019,693	8,733,002
Expenses
Administrative	452,619	485,493
Depreciation and amortization	1,454,131	1,495,048
Management fee	369,252	347,181
Operating	1,432,175	1,225,750
Renting	29,851	46,383
Repairs and maintenance	1,081,279	1,052,344
Taxes and insurance	1,160,930	1,130,192
	5,980,237	5,782,391
Income Before Other Income and Discontinued Operations	3,039,456	2,950,611
Other Income (loss)
Interest income	364	638
Interest expense	(1,841,069)	(1,934,463)
(Loss) from investments in unconsolidated joint ventures	(316,857)	(403,117)
	(2,157,562)	(2,336,942)
Income From Continuing Operations	881,894	613,669
Discontinued Operations
Income from discontinued operations	19,731	13,284
Net Income	$901,625	$626,953

Income per Unit
Income before discontinued operations	$6.77	$4.67
Income from discontinued operations	0.15	0.10
Net Income per Unit	$6.92	$4.77
Weighted Average Number of Units Outstanding	130,244	131,484

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,783)	$(212,935)	$(21,310,852)
Distribution to Partners	—	—	—	—	—	—	(788,907)	(187,365)	(9,862)	(986,134)
Net Income	—	—	—	—	—	—	501,562	119,121	6,270	626,953

Balance March 31, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,339,479)	$(4,114,027)	$(216,527)	$(21,670,033)

Balance January 1, 2013	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(780,238)	(185,307)	(9,753)	(975,298)
Stock Buyback	—	—	—	—	404	(404)	(321,240)	(74,335)	(3,912)	(399,487)
Net Income	—	—	—	—	—	—	721,299	171,309	9,016	901,625
Balance March 31, 2013	144,180	34,243	1,802	180,225	50,185	130,040	$(18,397,261)	$(4,361,999)	$(229,578)	$(22,988,837)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities
Net income	$901,625	$626,953
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,454,131	1,495,048
Loss from investments in joint venture	316,857	403,117
Depreciation and amortization - discontinued operations	903	18,997
Change in operating assets and liabilities
Decrease in rents receivable	83,323	10,955
Increase (Decrease) in accounts payable and accrued expense	(395,448)	27,629
(Increase) Decrease in real estate tax escrow	104,067	(21,937)
Decrease in prepaid expenses and other assets	410,909	88,870
Increase (decrease) in advance rental payments and security deposits	91,751	(48,486)
Total Adjustments	2,066,493	1,974,193
Net cash provided by operating activities	2,968,118	2,601,146
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	347,659	330,000
(Investment in) unconsolidated joint ventures	(7,659)
Improvement of rental properties	(1,207,528)	(365,918)
Net cash (used in) investing activities	(867,528)	(35,918)
Cash Flows from Financing Activities
Payment of financing costs	(140,162)	(25,927)
Principal payments of note payable	—	(750,000)
Proceeds of mortgage notes payable	15,000,000
Principal payments and payoffs of mortgage notes payable	(19,188,118)	(274,496)
Stock buyback	(399,487)	—
Distributions to partners	(975,298)	(986,134)
Net cash (used in) financing activities	(5,703,065)	(2,036,557)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,602,475)	528,671
Cash and Cash Equivalents, at beginning of period	6,981,906	4,050,157
Cash and Cash Equivalents, at end of period	$3,379,431	$4,578,828

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977.  NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex.  These properties total 2,251 apartment units, 19 condominium units and 110,949 square feet of commercial space.  Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 798 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Principles of Consolidation: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnership.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

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

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2013 and 2012 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2013 and 2012. The Partnership makes its temporary cash investments with high-credit quality financial institutions.  At March 31, 2013, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.45%.  At March 31, 2013 and 2012, respectively approximately $4,393,000 and $5,604,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $11,535 and $22,737 for the three months ended March 31, 2013 and 2012, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2013 and 2012 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2013, the Partnership and its Subsidiary Partnerships owned 2,251 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2013, the Partnership and its Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2013 with a total of 798 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2013	December 31, 2012	Useful Life
Land, improvements and parking lots	$27,782,939	$27,743,726	15—40 years
Buildings and improvements	119,520,197	118,739,283	15—40 years
Kitchen cabinets	3,746,148	3,544,868	5—10 years
Carpets	3,313,859	3,218,975	5—10 years
Air conditioning	746,043	746,043	5—10 years
Laundry equipment	378,806	378,806	5—7 years
Elevators	1,139,296	1,139,296	20-40 years
Swimming pools	235,242	235,242	10-30 years
Equipment	1,593,094	1,529,904	5—7 years
Motor vehicles	101,657	101,657	5 years
Fences	22,445	22,445	5—15 years
Furniture and fixtures	1,046,409	1,031,348	5—7 years
Smoke alarms	193,298	193,298	5—7 years
Total fixed assets	159,819,433	158,624,893
Less: Accumulated depreciation	(65,063,095)	(63,651,293)
	$94,756,338	$94,973,600

On April 8, 2013, the Partnership entered into a purchase and sales agreement to sell the Nashoba Apartments in Acton, Massachusetts.  As of March 31, 2013, the book value of the property at Nashoba Apartments is $475,237, which is included as Property Held for Sale in the consolidated balance sheets.  The total sales price is $4,300,000.  The closing date is expected to occur in May 2013. The Partnership’s net proceeds from the sale of Nashoba will be approximately $2,150,000 and the gain on the sale will be approximately $3,830,000.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt, LLC.  Total fees paid including discontinued operations were approximately $374,000 and $352,000 during the three months ended March 31, 2013 and 2012.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2013 and 2012, approximately $214,000 and $153,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2013 expenses referred to above, approximately $88,000 consisted of repairs and maintenance and $88,000 of administrative expense.  Approximately $38,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2013, the Hamilton Company received approximately $186,000 from the Investment Properties of which approximately $145,000 was the management fee, approximately $2,000 was for construction, architectural services and supervision of capital projects, approximately $28,000 was for maintenance services and approximately $11,000 was for administrative services. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $752,000, and $657,000 for the three months ended March 31, 2013 and 2012, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2013 and 2012.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the three months ended March 31, 2013 and 2012 the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  The Partnership does not have a written agreement with this individual.  During each of the three months ended March 31, 2013 and 2012 this individual received a quarterly fee of $18,750.

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

On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  The Partnership may also prepay the note without penalty.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in full in April 2012. The interest paid during the year ended December 31, 2012 was $18,960.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $1,935,000 and $1,919,000 of security deposits are included in prepaid expenses and other assets at March 31, 2013 and December 31, 2012, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at March 31, 2013 and December 31, 2012 is approximately $101,000 and $420,000, respectively, held in escrow to fund future capital improvements.

Financing fees of approximately $1,240,000 and $1,136,000 are net of accumulated amortization of approximately $741,000 and $772,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2013 and December 31, 2012, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2013, the interest rates on these loans ranged from 3.25% to 7.07%, payable in monthly installments aggregating approximately $665,000, including principal, to various dates through 2026. The majority of the mortgages are subject to prepayment penalties.  At March 31, 2013, the weighted average interest rate on the above mortgages was 5.3%. The effective rate of 5.4% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2013 are as follows:

2014—current maturities	$22,304,000
2015	16,522,000
2016	197,000
2017	481,000
2018	1,720,000
Thereafter	92,643,000
$133,867,000

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

The Partnership is currently in the process of refinancing the mortgages at Boylston Downtown LLC, and Westgate Apartments LLC.  The total amount expected to be refinanced is approximately $27,000,000. The amount of the new loans will total approximately $47,000,000 resulting in additional debt of approximately $20,000,000.  As of March 31, 2013, the Partnership has paid approximately $301,000 of financing costs related to the expected refinancing.  This amount is included in financing and leasing fees in consolidated balance sheets.  The Partnership may incur prepayment penalties of approximately $125,000 in connection with this refinancing.  The Partnership has no lender commitment at this time and anticipates closing on these mortgages by the end of the third quarter of 2013.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2013, amounts received for prepaid rents of approximately $1,358,000 are included in cash and cash equivalents, and security deposits of approximately $1,935,000 are included in prepaid expenses and other assets and are restricted cash.

NOTE 7. PARTNERS’ CAPITAL

The Partnership has two classes of Limited Partners (Class A and B) and one category of General Partner. Under the terms of the Partnership Agreement, distributions to holders of Class B Units and General Partnership Units must represent 19% and 1%, respectively, of the total distributable cash. All classes have equal profit sharing and distribution rights, in proportion to their ownership interests.

Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

On February 4, 2013, the Partnership announced the approval of a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2013 and payable on March 31, 2013, of $7.50 per unit and $0.25 per receipt.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31,
	2013	2012
Income per Depositary Receipt before Discontinued Operations	$0.23	$0.16
Income from Discontinued Operations	—	—
Net Income per Depositary Receipt after Discontinued Operations	$0.23	$0.16
Distributions per Depositary Receipt	$0.25	$0.25

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2013 are as follows:

Class A	40,148
Class B	9,535
General Partnership	502
50,185

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through March 31, 2013, the Partnership has repurchased 1,229,636 Depositary Receipts at an average price of $24.68 per receipt (or $740.40 per underlying Class A Unit), 1,998 Class B Units and 105 General Partnership Units, both at an average price of $627.53 per Unit, totaling approximately $31,786,000 including brokerage fees paid by the Partnership.

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

During the three months ended March 31, 2013, the Partnership purchased 9,709 Depositary Receipts for a cost of $321,240, 77 Class B Units for a cost of $74,335 and 4 General Partnership Units for a cost of $3,912 for a total cost of $399,487.

From April 1, 2013 through May 10, 2013, the Partnership did not purchase any Depositary Receipts.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2013, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August.  Approximately 9% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2013 as follows:

Commercial Property Leases
2014	$2,294,000
2015	1,926,000
2016	1,528,000
2017	1,094,000
2018	432,000
Thereafter	679,000
$7,953,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $175,000 and $156,000 for the three months ended March 31, 2013 and 2012, respectively.

The following information is provided for commercial leases:

	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of Annual base rent for expiring leases
Through March 31,
2014	$117,290	4,243	5	5%
2015	664,999	32,537	13	28%
2016	189,521	5,457	5	8%
2017	657,732	29,023	4	27%
2018	383,715	10,047	5	16%
2019	58,050	1,262	1	2%
2020	200,375	5,800	2	8%
2021	64,657	1,106	1	3%
2022	64,800	1,800	1	3%
2023	0	0	0	0%
Totals	$2,401,138	91,275	37	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $449,000 and $381,000 at March 31, 2013 and December 31, 2012.  Included in rents receivable at March 31, 2013 is approximately $194,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at March 31, 2013 also includes approximately $27,000 representing the deferral of rental concession primarily related to the residential properties.

For the three months ended March 31, 2013 rent at the commercial properties includes approximately $550 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2013 and 2012, cash paid for interest was approximately $1,869,000, and $1,961,000 respectively.  Cash paid for state income taxes was approximately $19,000, $30,000 during the three months ended March 31, 2013 and 2012 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2013 and December 31, 2012, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2013 and December 31, 2012 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable,  accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2013 and December 31, 2012, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2013 and December 31, 2012, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2013	$133,867,404	$148,516,305
At December 31, 2012	$138,055,523	$155,942,880
Investment Properties
At March 31, 2013	$137,732,039	$154,828,019
At December 31, 2012	$138,256,711	$157,983,030

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $530,000 greater than statement income for the year ended December 31, 2012. The primary reason for the increase is reduced tax depreciation due to tax free exchanges and accelerated depreciation in prior years.  The cumulative tax basis of the Partnership’s real estate at December 31, 2012 is approximately $12,000,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,700,000 less than statement basis because of accelerated depreciation.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes.  These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

Allowable accelerated depreciation deductions have been reduced for 2013.  This may result in higher taxable income.  Future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2007 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $88,301,000 at March 31, 2013.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the three months ended March 31, 2012 was $18,807.  There was no interest paid on this loan in 2013.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment.  Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017.  As of

March 31, 2013, the balance of the mortgage is approximately $ 4,686,000.  This investment is referred to as Hamilton Bay Apartments, LLC.  In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  At March 31, 2013, 15 of the 20 units are still owned by the Partnership.  As of May 1, 2013, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  No unit was sold during the three months ended March 31, 2013. The balance on the new mortgage is approximately $1,668,000 at March 31, 2013. Hamilton Bay is in the process of refinancing the mortgage on this property.  This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage balance on Hamilton Essex 81, LLC on March 31, 2013 is approximately $8,322,000 amortizing over 30 years at 5.79% due in August 2016.  The mortgage balance on Essex Development, LLC, at March 31, 31, 2013 or the parking lot is approximately $2,080,000 with a variable interest rate of 2.25% over the daily Libor rate (0.2037% at March 31, 2013). This loan was extended to August 2014 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  The balance of this mortgage is approximately $4,918,000 at March 31, 2013.  This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000.  In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006.  At March 31, 2013, the balance of this mortgage is approximately $5,415,000.  This investment is referred to as Hamilton Minuteman, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At March 31, 2013, the remaining balance on the mortgage is approximately $15,536,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. This property has a 12-year mortgage, with a remaining balance at March 31,

2013 of approximately $6,806,000 at 6.9% which is amortized on a 30-year schedule, with a final payment of approximately $6,000,000 in 2014. The Partnership plans to refinance the mortgage on Franklin Street in June 2013.  The new mortgage will be $10,000,000; the interest rate is 3.87% and the note will be amortized over 30years.  This investment is referred to as 345 Franklin, LLC.

Summary financial information as of March 31, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$9,015,547	$2,609,952	$7,788,886	$5,563,140	$1,824,421	$6,900,646	$6,965,331	$20,884,885	$106,099,815	$167,652,622
Cash & Cash Equivalents	11,201	19,577	25,807	7,151	16,776	20,043	20,106	125,776	998,232	1,244,669
Rent Receivable	39,722	—	251	5,179	4,816	958	4,444	2,510	26,486	84,365
Real Estate Tax Escrow	49,793	—	45,617	74,350	—	47,332	39,197	72,665	392,816	721,770
Prepaid Expenses & Other Assets	70,830	202	102,039	36,541	135,511	16,689	48,597	202,059	1,429,338	2,041,805
Financing & Leasing Fees	59,745	2,703	21,122	18,389	4,239	24,652	14,958	12,865	384,849	543,522
Total Assets	$9,246,838	$2,632,434	$7,983,722	$5,704,750	$1,985,762	$7,010,321	$7,092,631	$21,300,760	$109,331,535	$172,288,753
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,321,852	$2,080,281	$6,806,096	$4,917,835	$1,668,000	$4,685,952	$5,414,951	$15,536,345	$88,300,726	$137,732,039
Accounts Payable & Accrued Expense	39,583	6,605	139,062	50,520	24,837	25,610	70,985	200,054	868,482	1,425,738
Advance Rental Pmts& Security Deposits	160,144	—	162,681	83,076	25,592	81,290	69,598	275,348	1,977,679	2,835,409
Total Liabilities	8,521,579	2,086,886	7,107,839	5,051,431	1,718,430	4,792,851	5,555,535	16,011,748	91,146,887	141,993,186
Partners’ Capital	725,259	545,549	875,883	653,319	267,333	2,217,470	1,537,096	5,289,012	18,184,648	30,295,567
Total Liabilities and Capital	$9,246,838	$2,632,434	$7,983,722	$5,704,750	$1,985,762	$7,010,321	$7,092,631	$21,300,760	$109,331,535	$172,288,753
Partners’ Capital - NERA 50%	$362,629	$272,774	$437,941	$326,659	$133,666	$1,108,735	$768,548	$2,644,506		6,055,460
Partners’ Capital - NERA 40%									$7,273,859	7,273,859
										$13,329,319

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through April 30, 2013	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of April 30, 2013	—	—	—	—	—	—	—	—	—	—

Three Months Ended March 31, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$328,455	$71,896	$304,290	$220,217	$59,608	$219,281	$215,857	$676,946	$3,160,009	$5,256,558
Laundry and Sundry Income	3,846	—	645	—	—	—	211	9,771	21,432	35,906
	332,301	71,896	304,935	220,217	59,608	219,281	216,068	686,717	3,181,441	5,292,464
Expenses
Administrative	3,854	317	5,732	1,681	773	3,881	423	8,639	46,878	72,180
Depreciation and Amortization	105,572	2,244	105,684	60,087	21,063	76,798	78,708	244,534	1,438,457	2,133,146
Management Fees	12,252	2,876	13,075	8,959	2,338	8,464	8,537	29,041	65,010	150,552
Operating	35,066	—	25,853	260	1,579	422	23,211	113,996	328,825	529,212
Renting	9,350	—	1,766	705	—	405	2,338	1,312	11,555	27,431
Repairs and Maintenance	22,243	550	13,586	76,109	22,770	74,913	10,096	85,905	181,585	487,758
Taxes and Insurance	55,882	12,199	28,186	38,750	10,230	35,679	30,866	84,817	396,213	692,822
	244,219	18,186	193,881	186,552	58,754	200,564	154,179	568,243	2,468,523	4,093,100
Income Before Other Income	88,082	53,710	111,054	33,666	854	18,717	61,889	118,474	712,917	1,199,364
Other Income (Loss)
Interest Expense	(121,155)	(14,598)	(118,942)	(70,483)	(24,182)	(66,267)	(77,462)	(203,954)	(1,243,258)	(1,940,300)
Interest Income	—	—	12	1	45	—	—	—	—	58
Interest Income from Note	—	—	—	—	1,096	—	—	—	—	1,096
	(121,155)	(14,598)	(118,929)	(70,482)	(23,041)	(66,267)	(77,462)	(203,954)	(1,243,258)	(1,939,146)
Net Income (Loss)	$(33,073)	$39,112	$(7,876)	$(36,816)	$(22,187)	$(47,549)	$(15,573)	$(85,480)	$(530,341)	$(739,782)
Net Income (Loss) - NERA 50%	$(16,536)	$19,556	$(3,938)	$(18,408)	$(11,093)	$(23,775)	$(7,786)	$(42,740)		(104,721)
Net Income (Loss) - NERA 40%									$(212,136)	(212,136)
										$(316,857)

Future annual mortgage maturities at March 31, 2013 are as follows:

		Hamilton
	Hamilon	Essex 81	345	Hamilton	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Minuteman	Main Apts	Park
	March	March	November	March	October	October	August	August	October
Period End	2005	2005	2001	2005	2005	2005	2004	2004	2009	Total
3/31/2014	127,488	2,080,281	6,806,096	66,085	1,668,000	67,089	72,379	297,036	1,293,683	13,736,369
3/31/2015	135,069			69,986		70,922	76,651	15,239,310	1,367,610	18,289,681
3/31/2016	143,100			73,370		74,975	80,353		1,445,761	3,223,701
3/31/2017	7,916,196			4,708,394		4,472,965	5,185,568		1,528,378	25,297,996
3/31/2018									1,615,716	3,187,156
Thereafter									81,049,579	162,888,262
	$8,321,852	$2,080,281	$6,806,096	$4,917,835	$1,668,000	$4,685,952	$5,414,951	$15,536,345	$88,300,726	$137,732,039

At March 31, 2013 the weighted average interest rate on the above mortgages was 5.57%.  The effective rate was 5.66% including the amortization expense of deferred financing costs.

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
										(403,118)

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, (Fair Value Measurement Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS.  ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS.  ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  ASU 2011-04 was effective for us as of January 1, 2012.  The adoption of this pronouncement did not materially impact our consolidated financial statements.

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

NOTE 16. DISCONTINUED OPERATIONS

The following tables summarize income from discontinued operations for the property held for sale for the three months ended March 31, 2013 and 2012.

	March 31,	March 31,
	2013	2012
Total Revenues	$118,565	$119,380
Operating and other expenses	97,931	87,099
Depreciation and amortization	903	18,997
	98,834	106,096
Income from discontinued operations	$19,731	$13,284

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2013 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Similar to the fourth quarter of 2012, first quarter of 2013 results reflect continued high occupancy, higher renewal rate and upward pressure on rental rates for those few available units.  Management’s expectation of higher revenue and higher renewal rates continues to be met given the strong renewal season of the previous quarter.  It is expected that the second quarter revenues will be similar to the first quarter and that additional revenue gains will appear in the third and fourth quarters given the preponderance of expiring leases occurring during the months of June, July and August.  Improvements in local employment and the growth of the university student population continue to fuel the demand/supply imbalance.  Management anticipates that operating expenses for 2013 will be relatively flat resulting in another year of improvement in net operating income.  It is still unclear to management if the present consumer shift to rental housing versus home ownership is permanent or temporary.  Management believes that until the trend toward renting changes, upward pressure on rental rates will continue for the foreseeable future.  The Partnerships occupancy level coupled with the demand for the portfolio’s new waitlist system leads Management to believe that the next 12-16 months will see positive revenue growth and sustained high occupancy.                       .

For the first quarter, revenue from continuing operations increased approximately $89,000 (3.0%) over the same period last year.  However, expenses, excluding depreciation, kept pace with the revenue increases.  The majority of this increase is related to approximately $243,000 increase in snow removal and approximately $89,000 increase in utilities associated with the snowy and cold winter.  Excluding seasonal expenses mentioned above, the operating expense trend is consistent with the 2012 first quarter.  The remaining controllable expenses, except for real estate taxes, remain flat.

Management expects to refinance approximately $27,000,000 of maturing debt in 2013. The amount of the new loans will total approximately $47,000,000 resulting in additional debt of approximately $20,000,000.  The Partnership has no lender commitment at this time and anticipates closing on these mortgages by the end of the third quarter of 2013.  It is anticipated that the interest rates on new debt will be less than the current interest rate.  Management will be considering additional debt in balance with its future acquisition goals and historically low interest rate environment.  When appropriate, Management will continue to repurchase shares per its trading plan. Management continues to weigh investment alternatives including acquiring additional properties against cash liquidity and the current depositary receipt price.

The Stock Repurchase Program that was initiated in 2007 has resulted in the purchase of 1,229,636 Depositary Receipts through March 31, 2013 or 30% of the outstanding class A Depositary Receipts and no additional repurchase from April 1, 2013 through May 10, 2013.  The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 36% of the total properties and 42% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At May 1, 2013, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. The Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director.

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

Residential tenants sign a one year lease.  In 2013, tenant renewals were approximately 80% with an average rental increase of approximately 4%, new leases accounted for approximately 20% with rental rate increases of approximately 9%.  In 2013, leasing commissions decreased approximately $6,000 (42.5%)  from 2012, while tenant concessions increased approximately $2,000 (7.6%)  from 2012.  Tenant improvements were approximately $333,000 in 2013, compared to approximately $216,000 in 2012, an increase of approximately $117,000.  In addition, building improvements and others were approximately $875,000.

Hamilton accounted for approximately 8.1 % of the repair and maintenance expense paid for by the Partnership for the three months ended March 31, 2013 and 6.3% for the three months ended March 31, 2012. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff.  Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $57,000 (72.2%) and $52,000 (84.1%) of the legal services paid for by the Partnership for the three months ended March 31, 2013 and 2012, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. Hamilton provided the Partnership approximately $9,500 and $2,200 in construction and architectural services for the three months ended March 31, 2013 and 2012, respectively.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2013, Hamilton charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services.

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

Intangible assets acquired include amounts for in-place lease values, above and below market leases and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of the value is prepared. The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write-down to fair value is required.

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss in the first quarter of 2013 .

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and March 31, 2012

The Partnership and its Subsidiary Partnerships earned income before other income and discontinued operations  of approximately $3,039,000 during the three months ended March 31, 2013, compared to approximately $2,951,000 for the three months ended March 31, 2012, an increase of approximately $88,000.

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2013	May 1, 2012
Residential
Units	2,270	2,270
Vacancies	70	59
Vacancy rate	3.1%	2.6%
Commercial
Total square feet	110,949	110,949
Vacancy	9,770	5,500
Vacancy rate	8.9%	5.0%

	Rental Income (in thousands) Three Months Ended March 31,
	2013		2012
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$9,042	$8,924	$8,760	$8,641
Residential percentage	91%	91%	90%	90%
Commercial percentage	9%	9%	10%	10%
Contingent rentals	$175	$175	$156	$156

Three months Ended March 31, 2013 Compared to three months ended March 31, 2012:

	Three Months Ended March 31,		Dollar	Percent
	2013	2012	Change	Change
Revenues
Rental income	$8,924,007	$8,640,863	$283,144	3.3%
Laundry and sundry income	95,686	92,139	3,547	3.8%
	9,019,693	8,733,002	286,691	3.3%
Expenses
Administrative	452,619	485,493	(32,874)	(6.8)%
Depreciation and amortization	1,454,131	1,495,048	(40,917)	(2.7)%
Management fee	369,252	347,181	22,071	6.4%
Operating	1,432,175	1,225,750	206,425	16.8%
Renting	29,851	46,383	(16,532)	(35.6)%
Repairs and maintenance	1,081,279	1,052,344	28,935	2.7%
Taxes and insurance	1,160,930	1,130,192	30,738	2.7%
	5,980,237	5,782,391	197,846	3.4%
Income Before Other Income and Discontinued Operations	3,039,456	2,950,611	88,845	3.0%
Other Income (loss)
Interest income	364	638	(274)	(42.9)%
Interest expense	(1,841,069)	(1,934,463)	93,394	(4.8)%
(Loss) from investments in unconsolidated joint ventures	(316,857)	(403,117)	86,260	(21.4)%

	(2,157,562)	(2,336,942)	179,380	(7.7)%
Income From Continuing Operations	881,894	613,669	268,225	43.7%
Discontinued Operations
Income from discontinued operations	19,731	13,284	6,447	48.5%
Net Income	$901,625	$626,953	$274,672	43.8%

Rental income from continuing operations for the three months ended March 31, 2013 was approximately $8,924,000, compared to approximately $8,641,000 for the three months ended March 31, 2012 an increase of approximately $283,000 (3.3%).  Rental rate increases has lead to this increase in rental income in 2013 compared to the same period in 2012.  The Partnership properties with the most significant increases in rental income include 62 Boylston Street, 1144 Commonwealth Avenue, School Street, Westgate Woburn and Battle Green with increases of approximately $94,000, $53,000, $45,000, $42,000 and $21,000, respectively.  These increases are offset by a decrease in commercial rental income at Hamilton Cypress of approximately $65,000.  This decrease is due to increased vacancies at the property.  Included in rental income for the three months ended March 31, 2013 and 2012 is contingent rentals of approximately $175,000 and $156,000, respectively.  Contingent rentals are collected on commercial properties and include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended March 31, 2013 were approximately $5,980,000 compared to approximately $5,782,000 for the three months ended March 31, 2012, an increase of approximately $198,000 (3.4%). The most significant factors contributing to this increase were an increase in operating expenses of approximately $206,000 (16.8%) due to a cold and snowy winter in 2013 compared to the same period in 2012; taxes and insurance of approximately $31,000 (2.7%) due to an increase in real estate taxes; and an increase in repairs and maintenance expenses of approximately $29,000 (2.7%) due to ongoing repairs at the Partnership properties in an effort to maintain occupancy.  The management fee increased approximately $22,000 (6.4%) due to the increase in rental income.

These increases are offset by a decrease in depreciation and amortization expense of approximately $41,000 (2.7%) due to assets being fully depreciated; a decrease in administrative expenses of approximately $33,000 (6.8%) due to a decrease in professional fees; a decrease in renting expenses of approximately $17,000 (35.6%) due to decreases in advertising costs and rental commissions which resulted from the increased demand for apartments and the lower vacancy levels.

Interest expense for the three months ended March 31, 2013 was approximately $1,841,000 compared to approximately $1,934,000 for the three months ended March 31, 2013, a decrease of approximately $93,000 (4.8%).  This decrease is due to a lower level of debt in 2013 compared to 2012.

At March 31, 2013, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $317,000 for the three  months ended March 31, 2013, compared to approximately $403,000 for the three months ended March 31, 2012, a decrease in the loss of approximately $86,000 (21.4%).  This decrease in loss is consistent with the continued strength in the rental real estate market including approximately 5.4% increase in revenue.  Included in the loss for the three months ended March 31, 2013 is depreciation and amortization expense of approximately $923,000.  The allocable loss for the three months ended March 31, 2013 associated with the investment in Dexter Park is approximately $212,000 of which approximately $575,000 is depreciation and amortization.

Interest income for the three months ended March 31, 2013 was approximately $360 compared to approximately $630 for the three months ended March 31, 2012, a decrease of approximately $270.

As a result of the changes discussed above, net income for the three months ended March 31, 2013 was approximately $902,000 compared to approximately $627,000 for the three months ended March 31, 2012, an increase of approximately $275,000 (43.8%).

On April 8, 2013, the Partnership entered into a purchase and sales agreement to sell the Nashoba Apartments in Acton, Massachusetts.  The total sales price is $4,300,000.  The closing date is expected to occur in May 2013. The Partnerships net proceeds from the sale of Nashoba will be approximately $2,150,000 and the gain on the sale will be approximately $3,830,000.  The net income of $19,730 from Nashoba Apartments is included in income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2013 and 2012 was the collection of rents. Most of the cash and cash equivalents of $3,379,431 at March 31, 2013 and $6,981,906 at December 31, 2012 were held in interest bearing accounts at creditworthy financial institutions.

This decrease in cash of $3,602,475 at March 31, 2013 is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$2,968,118	$2,601,146
Cash (used in) investing activities	(867,528)	(35,918)
Cash (used in) financing activities	(4,328,280)	(1,050,423)
Repurchase of Depositary Receipts, Class B and General Partner Units	(399,487)	—
Distributions paid	(975,298)	(986,134)
Net (decrease) increase in cash and cash equivalents	$(3,602,475)	$528,671

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to significant improvements to Partnership properties. The increase in cash used in financing activities is due to the payoff of the mortgage of approximately $3,686,000 on Cypress Street.  During the three months ended March 31, 2013, the Partnership purchased 9,709 Depositary Receipts for a cost of $321,240, 77 Class B Units for a cost of $74,335 and 4 General Partnership Units for a cost of $3,912, or a total cost of $399,487.

During the three months ended March 31, 2013, the Partnership and its Subsidiary Partnerships completed improvements to certain of the properties at a total cost of approximately $1,208,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 1144 Commonwealth Ave, Olde English Village, Clovelly, 62 Boylston Street, and North Beacon Street at a cost of approximately $731,000, $80,000, $78,000, $62,000, $54,000, and $41,000 respectively. The Partnership plans to invest approximately $1,032,000 in capital improvements in 2013.

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $88,301,000 at March 31, 2013.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the three months ended March 31, 2012 was $18,960.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

During the three months ended March 31, 2013 and 2012, the Partnership received distributions from the investment properties in the amount of $340,000 and $330,000 respectively.  Included in these distributions is the amount from Dexter Park of $230,000 and $210,000 during the three months ended March 31, 2013 and 2012, respectively.

In 2013, the Partnership approved distributions of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2013 and June 30, 2013.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of March 31, 2013, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2013, the Partnership’s proportionate share of the non-recourse debt related to these investments was approximately $60,036,000. See Note 14 to the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices.  In pursuing its business plan, the primary market risk to which the Partnership is exposed is interest rate risk.  Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Partnership’s yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors.

As of March 31, 2013, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $271,599,000 in long-term debt, substantially all of which requires payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2026. For information regarding the fair value and maturity dates of these debt obligations, see Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10K for the year ended December 31, 2012.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)                                  Issuer Purchases of Equity Securities during the first Quarter of 2013:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)
January 1 - 30, 2013	$31.11	4210	275,863
February 1- 28, 2013	$33.07	5275	270,588
March 1 - 31, 2013	$33.92	224	270,364

Total		9,709

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”).  Under the terms of the Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partnership Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19%, and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through March 31, 2013, the Partnership has repurchased 1,229,636 Depositary Receipts at an average price of $24.68 per receipt (or $740.40 per underlying Class A Unit), 1,998 Class B Units and 105 General Partnership Units, at an average price of $627.53 per Unit, totaling approximately $31,786,000 including brokerage fees paid by the Partnership.

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
Dated: May 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	May 14, 2013
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	May 14, 2013
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 14, 2013
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 14, 2013
David Aloise

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statement of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).