Form 10-Q
period 2013-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2013-08-12
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 104,032 of the registrant’s Class A units (3,120,952 Depositary Receipts) of limited partnership issued and outstanding and 24,708 Class B units issued and outstanding.

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

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS
Rental Properties	$94,292,069	$94,973,600
Property Held for Sale	0	462,250
Cash and Cash Equivalents	3,291,685	6,981,906
Rents Receivable	429,492	475,083
Real Estate Tax Escrows	347,420	449,652
Prepaid Expenses and Other Assets	2,767,011	3,073,890
Deposit and Escrow Held for the Acquisition of Real Estate	4,103,906	—
Investments in Unconsolidated Joint Ventures	11,137,984	13,986,173
Financing and Leasing Fees	1,770,603	1,135,936
Total Assets	$118,140,170	$121,538,490
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$131,671,632	$138,055,522
Accounts Payable and Accrued Expenses	2,018,815	2,361,942
Advance Rental Payments and Security Deposits	3,944,741	3,636,704
Total Liabilities	137,635,188	144,054,168

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 130,040 and 130,444 units outstanding in 2013 and 2012 respectively	(19,495,018)	(22,515,678)
Total Liabilities and Partners’ Capital	$118,140,170	$121,538,490

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Rental income	$8,904,762	$8,594,881	$17,828,769	$17,235,744
Laundry and sundry income	98,000	96,955	193,686	189,094
	9,002,762	8,691,836	18,022,455	17,424,838
Expenses
Administrative	697,238	406,665	1,149,855	892,158
Depreciation and amortization	1,479,860	1,534,033	2,933,991	3,037,517
Management fee	374,622	361,608	743,874	708,789
Operating	814,609	702,327	2,246,784	1,928,077
Renting	26,815	52,979	56,666	99,362
Repairs and maintenance	1,515,934	1,274,441	2,597,213	2,326,786
Taxes and insurance	1,204,862	1,022,677	2,365,792	2,152,870
	6,113,940	5,354,730	12,094,175	11,145,559
Income Before Other Income and Discontinued Operations	2,888,822	3,337,106	5,928,280	6,279,279
Other Income (Expense)
Interest income	351	553	715	1,192
Interest expense	(1,762,647)	(1,911,952)	(3,603,716)	(3,846,413)
(Loss) from investments in unconsolidated joint ventures	(336,332)	(401,226)	(653,189)	(804,344)
	(2,098,628)	(2,312,625)	(4,256,190)	(4,649,565)
Income From Continuing Operations	790,194	1,024,481	1,672,090	1,629,714
Discontinued Operations
Income from discontinued operations	143	22,781	19,873	44,500
Gain on the sale of real estate	3,678,779	—	3,678,779	—
	3,678,922	22,781	3,698,652	44,500
Net Income	$4,469,116	$1,047,262	$5,370,742	$1,674,214

Income per Unit
Income before discontinued operations	$6.08	$7.80	$12.85	$12.39
Income from discontinued operations	28.29	0.17	28.43	0.34
Net Income per Unit	$34.37	$7.97	$41.28	$12.73
Weighted Average Number of Units Outstanding	130,040	131,469	130,114	131,477

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,783)	$(212,935)	$(21,310,852)
Distribution to Partners	—	—	—	—	—	—	(1,577,351)	(374,621)	(19,717)	(1,971,689)
Stock Buyback					86	(86)	(55,778)	(12,921)	(680)	(69,379)
Net Income	—	—	—	—	—	—	1,339,372	318,101	16,742	1,674,215

Balance June 30, 2012	144,180	34,243	1,802	180,225	48,827	131,398	$(17,345,891)	$(4,115,224)	$(216,590)	$(21,677,705)

Balance January 1, 2013	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(1,560,476)	(370,614)	(19,506)	(1,950,596)
Stock Buyback	—	—	—	—	404	(404)	(321,240)	(74,335)	(3,912)	(399,487)
Net Income	—	—	—	—	—	—	4,296,594	1,020,441	53,707	5,370,742
Balance June 30, 2013	144,180	34,243	1,802	180,225	50,185	130,040	$(15,602,204)	$(3,698,174)	$(194,640)	$(19,495,018)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities
Net income	$5,370,742	$1,674,214
Adjustments to reconcile net income to net cash provided
by operating activities
Gain on the sale of real estate	(3,678,779)	—
Depreciation and amortization	2,933,991	3,037,517
Loss from investments in joint venture	653,189	804,344
Depreciation and amortization - discontinued operations	2,111	22,714
Change in operating assets and liabilities
Decrease(Increase) in rents receivable	45,591	(12,524)
(Decrease)in accounts payable and accrued expense	(343,127)	(147,163)
(Increase) Decrease in real estate tax escrow	102,232	(30,994)
(Increase) Decrease in prepaid expenses and other assets	(265,100)	212,405
Increase in advance rental payments and security deposits	308,037	170,641
Total Adjustments	(241,855)	4,056,940
Net cash provided by operating activities	5,128,887	5,731,154
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	2,205,880	677,500
Net proceeds from the sale of real estate	2,155,546	—
(Investment in) unconsolidated joint ventures	(10,880)	—
Deposit and escrow held for the acquisition of real estate	(4,103,906)
Improvement of rental properties	(2,189,413)	(829,017)
Net cash (used in) investing activities	(1,942,773)	(151,517)
Cash Flows from Financing Activities
Payment of financing costs	(142,362)	(187,973)
Principal payments of note payable	—	(1,668,600)
Proceeds of mortgage notes payable	15,000,000	—
Principal payments and payoffs of mortgage notes payable	(19,383,890)	(550,319)
Stock buyback	(399,487)	(69,379)
Distributions to partners	(1,950,596)	(1,971,689)
Net cash (used in) financing activities	(6,876,335)	(4,447,960)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,690,221)	1,131,677
Cash and Cash Equivalents, at beginning of period	6,981,906	4,050,157
Cash and Cash Equivalents, at end of period	$3,291,685	$5,181,834

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977.  NERA and its subsidiaries own 23 properties which include 15 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex.   These properties total 2,219 apartment units, 19 condominium units and 110,949 square feet of commercial space.  Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 798 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2013 and 2012. The Partnership makes its temporary cash investments with high-credit quality financial institutions.  At June 30, 2013, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.0% to 0.45%.  At June 30, 2013 and 2012, respectively approximately $4,330,000 and $6,253,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $16,167 and $34,544 for the six months ended June 30, 2013 and 2012, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2013 and 2012 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2013, the Partnership and its Subsidiary Partnerships owned 2,219 residential apartment units in 19 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2013, the Partnership and its Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2013 with a total of 798 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2013	December 31, 2012	Useful Life
Land, improvements and parking lots	$27,799,184	$27,743,726	15—40 years
Buildings and improvements	119,862,255	118,739,283	15—40 years
Kitchen cabinets	3,963,114	3,544,868	5—10 years
Carpets	3,499,777	3,218,975	5—10 years
Air conditioning	761,371	746,043	5—10 years
Laundry equipment	429,571	378,806	5—7 years
Elevators	1,139,296	1,139,296	20-40 years
Swimming pools	241,772	235,242	10-30 years
Equipment	1,631,336	1,529,904	5—7 years
Motor vehicles	101,657	101,657	5 years
Fences	28,295	22,445	5—15 years
Furniture and fixtures	1,143,141	1,031,348	5—7 years
Smoke alarms	199,021	193,298	5—7 years
Total fixed assets	160,799,789	158,624,893
Less: Accumulated depreciation	(66,507,720)	(63,651,293)
	$94,292,069	$94,973,600

On April 8, 2013, the Partnership entered into a purchase and sales agreement to sell the Nashoba Apartments in Acton, Massachusetts.  On May 29, 2013 this agreement was successfully completed for the sale price of $4,300,000.  The net proceeds of approximately $2,100,000 were transferred to Investment Property, Exchange Services, Inc. a Qualified Intermediary.  These funds were held by the intermediary in order to maintain the Partnership’s ability to structure a tax free exchange in accordance with the Internal Revenue Service’s rules under Sec. 1031.  The gain on the sale in accordance with GAAP is approximately $3,679,000.

On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts.  The purchase price was $62,500,000.  See Note 16 — Subsequent Events.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt, LLC.  Total fees paid including discontinued operations were approximately $752,000 and $718,000 during the six months ended June 30, 2013 and 2012.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2013 and 2012, approximately $453,000 and $328,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2013 expenses referred to above, approximately $154,000 consisted of repairs and maintenance and $184,000 of administrative expense.  Approximately $115,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2013, the Hamilton Company received approximately $373,000 from the Investment Properties of which approximately $301,000 was the management fee, approximately $7,000 was for construction, architectural services and supervision of capital projects, approximately $37,000 was for maintenance services and approximately $28,000 was for administrative services. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,388,000, and $1,247,000 for the six months ended June 30, 2013 and 2012, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2013 and 2012.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the six months ended June 30, 2013 and 2012 the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  The Partnership does not have a written agreement with this individual.  During each of the six months ended June30, 2013 and 2012 this individual received fees of $37,500.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS & DEPOSIT AND ESCROW HELD FOR ACQUISITION OF REAL ESTATE

Approximately $1,962,000 and $1,919,000 of security deposits are included in prepaid expenses and other assets at June 30, 2013 and December 31, 2012, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at June 30, 2013 and December 31, 2012 is approximately $132,000 and $420,000, respectively, held in escrow to fund future capital improvements.

Financing fees of approximately $1,771,000 and $1,136,000 are net of accumulated amortization of approximately $739,000 and $772,000 at June 30, 2013 and December 31, 2012, respectively.

Included in deposit and escrow held for acquisition of real estate  is approximately $2,100,000 held by an intermediary in connection with the sale of Nashoba Apartments as well as a deposit of approximately $2,000,000 in connection with the purchase of Windsor Green Apartments in Andover, Massachusetts.  See Note 16 — Subsequent Events.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2013 and December 31, 2012, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2013, the interest rates on these loans ranged from 3.25% to 7.07%, payable in monthly installments aggregating approximately $656,000, including principal, to various dates through 2026. The majority of the mortgages are subject to prepayment penalties.  At June 30, 2013, the weighted average interest rate on the above mortgages was 5.3%. The effective rate of 5.4% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2013 are as follows:

2014—current maturities	$27,517,000
2015	9,160,000
2016	267,000
2017	486,000
2018	1,709,000
Thereafter	92,532,000
$131,671,000

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

On June 30, 2013, the Partnership was in the process of refinancing the mortgages at Boylston Downtown, LLC and Westgate Apartments LLC.  The total amount expected to be refinanced is approximately $27,000,000.  The amount of the new loans will total approximately $55,000,000 resulting in additional debt of approximately $28,000,000.   As of June 30, 2013, the Partnership has paid approximately $67,000 of financing costs related to the expected refinancing.  This amount is included in financing and leasing fees in the consolidated balance sheet.  The Partnership may incur prepayment penalties of approximately $125,000 in connection with this refinancing.  The Partnership has no lender commitment at this time for Westgate Apartments, LLC and anticipates closing on this mortgage by the end of the third quarter of 2013.  The Partnership refinanced Boylston Downtown, LLC in July 2013.  See Note 16 — Subsequent Events for the details of this refinancing.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2013, amounts received for prepaid rents of approximately $1,449,000 are included in cash and cash equivalents, and security deposits of approximately $1,962,000 are included in prepaid expenses and other assets and are restricted cash.

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

The Partnership approved a quarterly distribution of $7.50 per unit and $0.25 per receipt to its Class A Limited Partners and holders of Depositary Receipts of record as of June 14, 2013 and payable on June 28, 2013.  In August 2013, the Partnership approved a quarterly distribution of $7.50 per unit ($0.25 per receipt) payable on September 30, 2013.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2013	2012
Income per Depositary Receipt before Discontinued Operations	$0.43	$0.41
Income from Discontinued Operations	0.95	0.01
Net Income per Depositary Receipt after Discontinued Operations	$1.38	$0.42
Distributions per Depositary Receipt	$0.50	$0.50

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2013 are as follows:

Class A	40,148
Class B	9,535
General Partnership	502
50,185

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through June 30, 2013, the Partnership has repurchased 1,229,636 Depositary Receipts at an average price of $24.68 per receipt (or $740.40 per underlying Class A Unit), 1,998 Class B Units and 105 General Partnership Units, both at an average price of $627.53 per Unit, totaling approximately $31,786,000 including brokerage fees paid by the Partnership.

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

During the six months ended June 30, 2013, the Partnership purchased 9,709 Depositary Receipts for a cost of $321,240; 77 Class B Units for a cost of $74,335 and 4 General Partnership Units for a cost of $3,912 for a total cost of $399,487.

From July 1, 2013 through August 9, 2013, the Partnership purchased a total of 12,000 Depositary Receipts.  The price was $41.50 per receipt or $1,245.00 Class A unit.  The total cost was $498,000.  The Partnership is required to repurchase approximately 95 Class B Units and 5 General Partner units at a cost of $118,275 and $6,225, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidentals to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2013, approximately 91% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August.  Approximately 9% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2013 as follows:

Commercial Property Leases
2014	$2,441,000
2015	1,915,000
2016	1,698,000
2017	938,000
2018	589,000
Thereafter	583,000
$8,164,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $345,000 and $310,000 for the six months ended June 30, 2013 and 2012, respectively.

The following information is provided for commercial leases.

				Percentage of
	Annual base rent	Total square feet	Total number	annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through June 30,
2014	$150,282	6,462	7	6%
2015	569,499	28,181	10	23%
2016	680,253	25,894	7	28%
2017	476,797	16,272	5	19%
2018	266,841	8,567	7	11%
2019	0	0	0	0%
2020	265,032	6,906	3	11%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
2023	0	0	0	0%
Totals	$2,473,504	94,082	40	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $515,000 and $381,000 at June 30, 2013 and December 31, 2012.  Included in rents receivable at June 30, 2013 is approximately $250,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at June 30, 2013 also includes approximately $21,000 representing the deferral of rental concession primarily related to the residential properties.

For the six months ended June 30, 2013 rent at the commercial properties includes approximately $1,100 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2013 and 2012, cash paid for interest was approximately $3,652,000, and $3,900,000 respectively.  Cash paid for state income taxes was approximately $48,000, and $44,000 during the six months ended June 30, 2013 and 2012 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2013 and December 31, 2012, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2013 and December 31, 2012 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable,  accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2013 and December 31, 2012, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2013 and December 31, 2012, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2013	$131,671,632	$140,763,628
At December 31, 2012	$138,055,522	$155,942,880
Investment Properties
At June 30, 2013	$140,458,521	$151,279,690
At December 31, 2012	$138,256,711	$157,983,030

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $530,000 greater than statement income for the year ended December 31, 2012. The primary reason for the increase is reduced tax depreciation due to tax free exchanges and accelerated depreciation in prior years.  The cumulative tax basis of the Partnership’s real estate at December 31, 2012 is approximately $12,000,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,700,000 less than statement basis because of accelerated depreciation.  In May 2013, the Partnership sold the Nashoba Apartments in Acton, Massachusetts for $4,300,000 and had a book gain of approximately $3,679,000.  The Partnership structured a tax free exchange in accordance with the Internal Revenue Service’s rule under Sec. 1031 of the Internal Revenue Code.  The gain will be deferred for 2013 for income tax purposes.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2007 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1,

2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the three months ended March 31, 2012 was $18,807.  There was no interest paid on this loan in 2013.  A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009. The balance of the mortgage at June 30, 2013 is approximately $88,000,000.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment.  Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017.  As of June 30, 2013, the balance of the mortgage is approximately $ 4,670,000.  This investment is referred to as Hamilton Bay Apartments, LLC.  In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  At June 30, 2013, 15 of the 20 units are still owned by the Partnership.  As of August 1, 2013, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  No unit was sold during the six months ended June 30, 2013. The balance on the new mortgage is approximately $1,668,000 at June 30, 2013. On August 1, 2013, Hamilton Bay Unit Sales paid down $350,000 of its outstanding mortgage.  This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage balance on Hamilton Essex 81, LLC on June 30, 2013 is approximately $8,292,000 amortizing over 30 years at 5.79% due in August 2016.  The mortgage balance on Essex Development, LLC, at June 30, 2013 and the parking lot is approximately $2,067,000 with a variable interest rate of 2.25% over the daily Libor rate (0.1947% at June 30, 2013). This loan was extended to August 2014 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  The balance of this mortgage is approximately $4,901,000 at June 30, 2013.  This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000.  In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006.  At June 30, 2013, the balance of this mortgage is approximately $5,397,000.  This investment is referred to as Hamilton Minuteman, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At June 30, 2013, the remaining balance on the mortgage is approximately $15,463,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts.  In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%,  interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. At June 30, 2013, the mortgage balance is $10,000,000.  This investment is referred to as 345 Franklin, LLC.

Summary financial information as of June 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties*	8,947,591	2,616,965	7,686,993	5,505,467	1,805,125	6,827,232	6,919,386	20,659,589	104,817,498	165,785,845
Cash & Cash Equivalents	3,147	29,108	231,329	9,023	23,732	10,077	25,303	174,000	659,245	1,164,964
Rent Receivable	51,080	—	8,863	6,872	4,062	4,887	9,600	10,730	104,164	200,257
Real Estate Tax Escrow	83,964	—	23,711	74,507	—	53,440	34,783	68,934	420,641	759,979
Due From Investment Properties	—	—	—	—	—	—	—	—	—	—
Investors Partner Loan Receivables	97,138	—	61,036	4,572	153,336	—	—	—	1,149,915	1,465,997
- Contra Investors Partner Loan	(97,138)	—	(61,036)	(4,572)	(153,336)	—	—	—	(1,149,915)	(1,465,997)
Prepaid Expenses & Other Assets***	75,717	1,153	27,615	42,202	123,516	24,192	51,529	228,073	1,464,682	2,038,677
Financing & Leasing Fees	55,373	1,081	99,877	17,132	4,000	23,062	13,965	11,150	370,020	595,661

Total Assets	9,216,871	2,648,307	8,078,388	5,655,204	1,960,434	6,942,889	7,054,565	21,152,475	107,836,250	170,545,384

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,292,287	2,067,378	10,000,000	4,901,467	1,668,000	4,670,319	5,397,023	15,462,916	87,999,131	140,458,521
Due to Investment Properties	—	—	—	—	—	—	—	—	—	—
Investors Partner Loan Payables	97,138	—	61,036	4,572	153,336	—	—	—	1,149,915	1,465,997
- Contra Investors Partner Loan	(97,138)	—	(61,036)	(4,572)	(153,336)	—	—	—	(1,149,915)	(1,465,997)
Accounts Payable& Accrued Exp***	50,228	5,461	19,140	51,107	18,669	8,192	71,192	196,455	1,019,021	1,439,465
Advance Rental Pymts& Security Dep	176,827	—	175,850	93,472	29,033	96,673	66,703	321,725	2,059,402	3,019,685

Total Liabilities	8,519,343	2,072,839	10,194,990	5,046,047	1,715,701	4,775,184	5,534,918	15,981,097	91,077,554	144,917,671

Partners’ Capital**	697,529	575,469	(2,116,602)	609,157	244,733	2,167,705	1,519,648	5,171,379	16,758,697	25,627,712
Total Liabilities and Capital	9,216,871	2,648,307	8,078,388	5,655,204	1,960,434	6,942,889	7,054,565	21,152,475	107,836,250	170,545,384

Partners’ Capital - NERA 50%	348,764	287,734	(1,058,301)	304,578	122,366	1,083,852	759,824	2,585,689		4,434,508
NERA 40%									6,703,479	6,703,479
										11,137,986

Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2013	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of August 1, 2013	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	663,919	143,792	616,034	441,883	121,472	441,443	432,789	1,353,188	6,331,670	10,546,189
Laundry and Sundry Income	8,997	—	1,933	—	—	—	675	17,281	46,429	75,316
	672,916	143,792	617,968	441,883	121,472	441,443	433,464	1,370,469	6,378,099	10,621,505

Expenses
Administrative	9,928	703	14,431	3,805	3,586	7,551	2,465	18,408	113,724	174,601
Depreciation and Amortization**	212,066	4,488	215,739	120,215	41,098	153,638	157,933	488,767	2,878,479	4,272,422
Management Fees	26,015	5,752	25,782	18,186	4,987	17,887	17,076	57,339	133,507	306,530
Operating	63,549	—	40,044	712	1,962	617	41,947	191,181	564,660	904,672
Renting	9,550	—	1,788	3,925	1,425	7,250	4,042	3,305	26,654	57,939
Repairs and Maintenance	64,094	3,700	38,179	157,409	45,986	147,694	25,537	165,706	454,017	1,102,323
Taxes and Insurance	111,759	24,407	56,255	77,131	20,619	71,147	61,948	169,290	742,955	1,335,512
	496,961	39,051	392,218	381,383	119,663	405,784	310,947	1,093,996	4,913,995	8,153,999
Income Before Other Income	175,955	104,741	225,750	60,499	1,809	35,658	122,516	276,473	1,464,104	2,467,506

Other Income (Loss)
Interest Expense	(243,202)	(29,266)	(257,547)	(141,481)	(48,689)	(132,973)	(155,538)	(409,587)	(2,495,453)	(3,913,736)
Interest Income	—	—	26	2	86	—	—	—	57	171
Interest Income from Note	—	—	—	—	2,007	—	—	—	—	2,007
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	(68,588)	—	—	—	—	—	—	(68,588)
	(243,202)	(29,266)	(326,109)	(141,478)	(46,596)	(132,973)	(155,538)	(409,587)	(2,495,396)	(3,980,146)

Net Income (Loss)	(67,247)	75,475	(100,359)	(80,979)	(44,787)	(97,315)	(33,022)	(133,114)	(1,031,292)	(1,512,639)

Net Income (Loss) - NERA 50%	(33,623)	37,737	(50,180)	(40,489)	(22,393)	(48,657)	(16,511)	(66,557)		(240,673)
NERA 40%									(412,517)	(412,517)
										(653,190)

Financial information for the three months ended June 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	335,464	71,896	311,745	221,666	61,864	222,162	216,932	676,242	3,171,661	5,289,631
Laundry and Sundry Income	5,151	—	1,288	—	—	—	464	7,510	24,997	39,411
	340,615	71,896	313,033	221,666	61,864	222,162	217,396	683,752	3,196,658	5,329,041

Expenses
Administrative	6,074	386	8,699	2,124	2,813	3,669	2,042	9,769	66,845	102,422
Depreciation and Amortization**	106,494	2,245	110,055	60,128	20,035	76,840	79,225	244,233	1,440,022	2,139,276
Management Fees	13,762	2,876	12,707	9,227	2,649	9,422	8,538	28,298	68,497	155,978
Operating	28,483	—	14,190	452	382	195	18,737	77,185	235,835	375,460
Renting	200	—	23	3,220	1,425	6,845	1,703	1,994	15,098	30,508
Repairs and Maintenance	41,851	3,150	24,593	81,300	23,216	72,781	15,442	79,801	272,433	614,565
Taxes and Insurance	55,878	12,209	28,069	38,381	10,389	35,468	31,082	84,473	346,742	642,690
	252,742	20,865	198,337	194,832	60,909	205,220	156,769	525,753	2,445,472	4,060,899
Income Before Other Income	87,873	51,031	114,696	26,834	955	16,941	60,627	157,999	751,186	1,268,143

Other Income (Loss)
Interest Expense	(122,047)	(14,668)	(138,605)	(70,998)	(24,507)	(66,707)	(78,076)	(205,633)	(1,252,195)	(1,973,436)
Interest Income	—	—	13	2	41	—	—	—	57	113
Interest Income from Note	—	—	—	—	911	—	—	—	—	911
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	(68,588)	—	—	—	—	—	—	(68,588)
	(122,047)	(14,668)	(207,180)	(70,996)	(23,555)	(66,707)	(78,076)	(205,633)	(1,252,138)	(2,041,000)

Net Income (Loss)	(34,174)	36,362	(92,484)	(44,162)	(22,600)	(49,765)	(17,449)	(47,633)	(500,951)	(772,857)

Net Income (Loss) - NERA 50%	(17,087)	18,181	(46,242)	(22,081)	(11,300)	(24,883)	(8,725)	(23,817)		(135,953)
NERA 40%									(200,380)	(200,380)
										(336,333)

Future annual mortgage maturities at June 30, 2013 are as follows:

		Hamilton
	Hamilon	Essex 81	345	Hamilton	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Minuteman	Main Apts	Park
	March	March	November	March	October	October	August	August	October
Period End	2005	2005	2001	2005	2005	2005	2004	2004	2009	Total

3/31/2014	129,342	2,067,378		67,037	1,668,000	68,027	73,421	300,942	1,311,782	5,685,930
3/31/2015	137,033			70,994		71,915	77,755	15,161,974	1,386,742	16,906,414
3/31/2016	145,181			74,427		76,024	81,510		1,465,987	1,843,129
3/31/2017	7,880,731		177,340	4,689,009		4,454,353	5,164,338		1,549,759	23,915,528
3/31/2018			187,209						1,638,319	1,825,528
Thereafter			9,635,451						80,646,542	90,281,993
	$8,292,287	$2,067,378	$10,000,000	$4,901,467	$1,668,000	$4,670,319	$5,397,024	$15,462,916	$87,999,131	$140,458,522

At June 30, 2013 the weighted average interest rate on the above mortgages was 5.39%.  The effective rate was 5.47% including the amortization expense of deferred financing costs.

Summary financial information as of June 30, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total

ASSETS
Rental Properties	9,261,771	2,611,819	8,049,593	5,744,197	1,882,240	7,118,237	7,152,206	21,534,347	110,257,477	173,611,888
Cash & Cash Equivalents	58,404	24,262	26,170	296	24,634	17,487	18,057	51,045	577,044	797,399
Rent Receivable	70,337	—	9,048	12,082	2,563	5,692	4,380	10,138	132,465	246,705
Real Estate Tax Escrow	49,442	—	21,015	69,257	—	93,063	42,103	107,470	483,938	866,288
Prepaid Expenses & Other Assets	85,426	1,110	91,415	97,825	161,820	104,087	76,573	273,435	1,306,813	2,198,503
Financing & Leasing Fees	65,493	1,747	12,247	22,159	4,037	29,424	17,934	18,012	429,336	600,388
Total Assets	9,590,873	2,638,938	8,209,487	5,945,816	2,075,295	7,367,990	7,311,253	21,994,446	113,187,073	178,321,171
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	8,406,631	2,118,990	6,936,102	4,964,768	1,668,000	4,730,815	5,466,352	15,748,668	89,166,547	139,206,873
Accounts Payable & Accrued Expense	61,165	5,811	118,416	49,520	18,661	54,146	85,621	211,249	884,807	1,489,395
Advance Rental Pmts & Security Dep	187,355	—	147,570	85,841	24,499	87,189	68,827	262,993	1,919,814	2,784,087
Total Liabilities	8,655,151	2,124,801	7,202,087	5,100,129	1,711,161	4,872,149	5,620,800	16,222,911	91,971,168	143,480,356
Partners’ Capital	935,722	514,137	1,007,400	845,687	364,134	2,495,641	1,690,453	5,771,535	21,215,906	34,840,816
Total Liabilities & Capital	9,590,873	2,638,938	8,209,487	5,945,816	2,075,295	7,367,990	7,311,253	21,994,446	113,187,073	178,321,171
Partners’ Capital — NERA 50%	467,861	257,068	503,700	422,844	182,067	1,247,920	845,227	2,885,768
NERA 40%									8,486,362	8,486,362
										15,298,817
Total units/ condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2012	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of August 1, 2012	—	—	—	—	—	—	—	—	—	—

Summary financial information for the six months ended June 30, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	626,002	144,092	578,703	421,727	111,192	436,161	398,676	1,297,371	6,062,838	10,076,761
Laundry and Sundry Income	7,073	—	1,188	—	—	—	491	9,980	43,855	62,587
	633,075	144,092	579,891	421,727	111,192	436,161	399,167	1,307,350	6,106,693	10,139,348
Expenses
Administrative	7,606	1,114	15,366	2,480	4,103	23,711	2,931	26,098	109,434	192,842
Depreciation and Amortization	206,865	6,485	222,140	126,593	39,472	149,087	158,546	476,667	2,870,999	4,256,855
Management Fees	27,026	5,764	24,116	16,885	4,587	16,992	16,016	52,207	129,568	293,161
Operating	53,132	—	29,481	635	927	905	37,721	178,324	547,102	848,227
Renting	2,090	—	141	2,328	1,450	3,271	1,993	6,580	41,798	59,652
Repairs and Maintenance	54,878	4,525	44,319	146,192	32,177	133,219	29,497	197,892	429,952	1,072,650
Taxes and Insurance	100,878	25,186	50,561	73,592	23,560	81,677	50,868	168,309	744,643	1,319,275
	452,475	43,074	386,125	368,706	106,276	408,862	297,573	1,106,077	4,873,495	8,042,662
Income Before Other Income	180,601	101,018	193,766	53,021	4,916	27,299	101,594	201,274	1,233,197	2,096,686
Other Income (Loss)
Interest Expense	(248,551)	(30,327)	(245,913)	(143,846)	(48,871)	(135,267)	(158,370)	(418,707)	(2,540,630)	(3,970,481)
Interest Income	—	—	24	41	114	—	—	—	—	178
Interest Income from Note	—	—	—	—	3,442	—	—	—	—	3,442
	(248,551)	(30,327)	(245,889)	(143,805)	(45,315)	(135,267)	(158,370)	(418,707)	(2,540,630)	(3,966,860)
Net Income (loss)	(67,950)	70,691	(52,123)	(90,784)	(40,398)	(107,968)	(56,776)	(217,433)	(1,307,433)	(1,870,174)
Net Income (loss) - NERA 50%	(33,975)	35,345	(26,061)	(45,392)	(20,199)	(53,984)	(28,388)	(108,717)		(281,371)
NERA 40%									(522,973)	(522,973)
										(804,344)

Summary financial information for the three months ended June 30, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	333,509	72,046	287,052	211,699	59,714	216,498	201,973	649,487	3,051,260	5,083,238
Laundry and Sundry Income	3,540	—	600	—	—	—	83	4,617	21,355	30,195
	337,049	72,046	287,652	211,699	59,714	216,498	202,056	654,104	3,072,615	5,113,433
Expenses
Administrative	4,330	547	8,864	2,189	1,895	15,351	1,982	12,303	66,572	114,031
Depreciation and Amortization	103,742	3,243	112,159	63,477	19,736	74,723	79,613	240,010	1,438,955	2,135,656
Management Fees	14,208	2,882	12,115	8,333	2,537	8,599	7,978	26,698	66,306	149,656
Operating	22,810	—	14,338	570	256	217	13,014	73,937	243,755	368,896
Renting	150	—	—	659	535	2,377	1,083	4,556	10,807	20,169
Repairs and Maintenance	32,326	4,150	28,474	76,398	15,410	68,837	17,521	103,533	285,183	631,833
Taxes and Insurance	50,693	12,844	25,296	36,671	11,918	40,902	25,458	83,186	364,513	651,482
	228,259	23,666	201,245	188,296	52,287	211,006	146,648	544,223	2,476,092	4,071,723
Income Before Other Income	108,790	48,380	86,406	23,403	7,426	5,492	55,408	109,981	596,522	1,041,709

Other Income (Loss)
Interest expense	(124,068)	(15,034)	(121,314)	(71,826)	(24,445)	(67,577)	(79,013)	(208,988)	(1,267,892)	(1,980,156)
Interest income	—	—	12	21	53	—	—	—	—	86
Interest income from Note	—	—	—	—	1,635	—	—	—	—	1,635
	(124,068)	(15,034)	(121,302)	(71,805)	(22,757)	(67,577)	(79,013)	(208,988)	(1,267,892)	(1,978,435)

Net Income (Loss)	(15,278)	33,346	(34,895)	(48,402)	(15,331)	(62,085)	(23,605)	(99,107)	(671,370)	(936,726)

Net Loss - NERA 50%	(7,639)	16,673	(17,448)	(24,201)	(7,665)	(31,043)	(11,802)	(49,553)		(132,678)
NERA 40%									(268,548)	(268,548)
										(401,226)

NOTE 15. DISCONTINUED OPERATIONS

The following tables summarize income from discontinued operations for the property held for sale for the six months ended June 30, 2013 and 2012.

	June 30,	June 30,
	2013	2012
Total Revenues	$193,274	$227,960
Operating and other expenses	171,290	160,746
Depreciation and amortization	2,111	22,714
	173,401	183,460
Income from discontinued operations	$19,873	$44,500

Gain on the Sale of Nashoba in the second quarter of 2013:

Sale price	$4,300,000
Net book value	476,766
Expense of sale	144,455

Gain on the sale of real estate	$3,678,779

NOTE 16.  SUBSEQUENT EVENTS

On July 7, 2013, Boylston Downtown LP, a wholly owned subsidiary of the Partnership, refinanced the property located at 62 Boylston Street, Boston, Massachusetts.  The new $40,000,000 mortgage has an interest rate of 3.97%.  The terms of the loan are interest only for the first three years, with a 30 year amortization thereafter until maturity in August 2028.  Approximately $19,500,000 of loan proceeds was used to pay off the existing mortgage.  The balance of the funds, approximately $20,000,000, after closing costs, is included in the Partnership’s cash reserves.

On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts.  The purchase price was $62,500,000.  To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership’s cash reserves.  The mortgage has a maturity date of October 15, 2013; and is interest only with an interest rate of LIBOR plus 225 points (currently 2.45%).  The Partnership is currently working on long term financing.

On August 1, 2013, Hamilton Bay Unit Sales paid down $350,000 of its outstanding mortgage.  This entity intends to pay off the remaining balance of $1,318,000 by the end of September 2013.  The Partnership will need to contribute approximately $800,000 to complete this transaction.

Through August 9, 2013, the Partnership purchased a total of 12,000 Depositary Receipts.  The price was $41.50 per receipt or $1,245.00 Class A unit.  The total cost was $498,000.  The Partnership is required to repurchase approximately 95 Class B Units and 5 General Partner units at a cost of $118,275 and $6,225, respectively.  There were no repurchases during the fiscal quarter ended June 30, 2013.

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

The financial results for the second quarter continue to reflect strong renewal rates and upward pressure on residential rents for the available units.   Revenues from residential properties are 4.4% higher compared to the same quarter in 2012.  The primary residential leasing season, May through August, continues to remain robust with little to no concessions given and the majority of the commission burden being born by the resident.  The revenue gains achieved last fall continue to show results and are occurring again during this new leasing season.  Management anticipates that the third quarter revenue will be similar to the second quarter and that additional revenue gains will appear in the fourth quarter due to the number of leases expected to renew at higher rates during the months of June, July and August.  We believe the supply and demand imbalance in the residential rental market continues to favor landlords, further strengthened by increasing enrollment in local universities and strong local employment. We believe the recent spike in interest rates will likely keep consumer sentiment shifted toward rental housing for at least another 12 months.  Until the trend toward renting changes, management anticipates that upward pressure on rental rates will continue resulting in another year of positive revenue growth and sustained high occupancy.  The increase of approximately $1,070,000 (13%) in operating  expenses including discontinued operations and excluding depreciation and amortization, for the first six months of 2013 is primarily the result of extraordinary snow removal costs which increased by approximately $253,000, an  increase in real estate taxes of approximately $225,000 and the expensing of financing fees of approximately $286,000 associated with discontinued refinancing activities.  All other facets of manageable operating costs continue to be in check and Management anticipates that Operating Income (before depreciation and interest) for the remainder of 2013 will be strong.

The Nashoba Apartments were sold during the quarter.  The sale price was $4,300,000.  The Partnership netted approximately $2,100,000 in cash after retiring the debt. These funds were transferred to a Qualified Intermediary in order to maintain the Partnership’s ability to structure a tax free exchange.  During the quarter, the Partnership entered into a purchase and sale agreement to purchase a 193 unit apartment complex in Andover, MA known as Windsor Green. The purchase was consummated on July 15th.  The purchase price was $62,500,000 and was funded with the cash reserves, cash from the sale of Nashoba, $20,000,000 from the proceeds from the refinancing of 62 Boylston Street and a $40,000,000 acquisition loan.

Permanent long term financing is expected to be in place by end of the third quarter.  It is expected that the new acquisition will provide the Partnership with an increased cash flow and additional tax benefits.

In July 2013, Boylston Downtown, LP refinanced the property located at 62 Boylston Street, Boston, Massachusetts.  The new $40,000,000 mortgage has an interest rate of 3.97% with interest only for the first 3 years and a 30 year amortization.  Approximately $19,500,000 of the loan proceeds were used to pay off the existing mortgage and the balance was included in the Partnership’s cash reserves.  The Partnership is in the process of refinancing the property owned by Westgate Apartments LLC.  The Partnership is seeking a $15,000,000 mortgage to pay off the current mortgage of approximately $8,000,000 and will raise an additional $7,000,000 in cash.  There is no lender commitment at this time.  The Partnership anticipates closing on this mortgage in the fourth quarter of 2013.  Combined, the new debt service, when amortization starts in three years will be approximately $3,000,000 per year compared to $2,000,000. See Note 16 – Subsequent Events

In February 2013, the Partnership paid off the loan on Cypress Street of approximately $3,679,000 with existing cash on hand and plans to do the same with one of its joint ventures, Hamilton Bay for approximately $1,600,000.  In August 2013, Management repurchased 12,000 depository receipts for a total cost of $498,000. This purchase of receipts is in line with the Partnership’s trading plan. Management continues to weigh investment alternatives including acquiring additional properties against cash liquidity and the current depositary receipt price.

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

The Stock Repurchase Program that was initiated in 2007 has purchased 1,229,636 Depositary Receipts through June 30, 2013 or 30% of the outstanding Class A Depositary Receipts.  From July 1, 2013 through August 9, 2013 purchased 12,000 Class A Depositary Receipts for a total cost of $498,000.  There were no repurchases during the fiscal quarter ended June 30, 2013.  The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 36% of the total properties and 42% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At August 1, 2013, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. The Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director.

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

Residential tenants typically sign a one year lease.  In 2013, tenant renewals were approximately 70% with an average rental increase of approximately 4.5%, new leases accounted for approximately 30% with rental rate increases of approximately 6.4%.  In 2013, leasing commissions decreased approximately $31,000 (58%) from 2012, while tenant concessions increased approximately $7,000 (58%) from 2012.  Tenant improvements were approximately $826,000 in 2013, compared to approximately $483,000 in 2012, an increase of approximately $343,000.   In addition, building improvements and others were approximately $1,349,000.

Hamilton accounted for approximately 6.0 % of the repair and maintenance expense paid for by the Partnership for the six months ended June 30, 2013 and 6.0% for the six months ended June 30, 2012. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff.  Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $106,000 (74.6%) and $97,000 (83.0%) of the legal services paid for by the Partnership for the six months ended June 30, 2013 and 2012, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. Hamilton provided the Partnership approximately $34,000 and $8,000 in construction and architectural services for the six months ended June 30, 2013 and 2012, respectively.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2013, Hamilton charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss in the six months of 2013.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 and June 30, 2012

The Partnership and its Subsidiary Partnerships earned income before interest expense, other income and discontinued operations  of approximately $2,889,000 during the three months ended June 30, 2013, compared to approximately $3,337,000 for the three months ended June 30, 2012, a decrease of approximately $448,000 (13.4%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2013	August 1, 2012
Residential
Units	2,238	2,270
Vacancies	97	74
Vacancy rate	4.3%	3.3%
Commercial
Total square feet	110,949	110,949
Vacancy	11,603	5,500
Vacancy rate	10.4%	5.0%

	Rental Income (in thousands) Three Months Ended June 30,
	2013		2012
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$8,981	$8,905	$8,703	$8,595
Residential percentage	91%	91%	91%	91%
Commercial percentage	9%	9%	9%	9%
Contingent rentals	$170	$170	$153	$153

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

	Three Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
Revenues
Rental income	$8,904,762	$8,594,881	$309,881	3.6%
Laundry and sundry income	98,000	96,955	1,045	1.1%
	9,002,762	8,691,836	310,926	3.6%
Expenses
Administrative	697,238	406,665	290,573	71.5%
Depreciation and amortization	1,479,860	1,534,033	(54,173)	(3.5)%
Management fee	374,622	361,608	13,014	3.6%
Operating	814,609	702,327	112,282	16.0%
Renting	26,815	52,979	(26,164)	(49.4)%
Repairs and maintenance	1,515,934	1,274,441	241,493	18.9%
Taxes and insurance	1,204,862	1,022,677	182,185	17.8%
	6,113,940	5,354,730	759,210	14.2%
Income Before Other Income and Discontinued Operations	2,888,822	3,337,106	(448,284)	(13.4)%
Other Income (loss)
Interest income	351	553	(202)	(36.5)%
Interest expense	(1,762,647)	(1,911,952)	149,305	(7.8)%
(Loss) from investments in unconsolidated joint ventures	(336,332)	(401,226)	64,894	(16.2)%
	(2,098,628)	(2,312,625)	213,997	(9.3)%
Income From Continuing Operations	790,194	1,024,481	(234,287)	(22.9)%
Discontinued Operations
Income from discontinued operations	143	22,781	(22,638)	(99.4)%
Gain on the sale of real estate	3,678,779	—	3,678,779	N/A
	3,678,922	22,781	3,656,141	16049.1%
Net Income	$4,469,116	$1,047,262	$3,421,854	326.7%

Rental income from continuing operations for the three months ended June 30, 2013 was approximately $8,905,000, compared to approximately $8,595,000 for the three months ended June 30, 2012 an increase of approximately $310,000 (3.6%).   Rental rate increases has lead to this increase in rental income in 2013 compared to the same period in 2012.  The Partnership properties with the most significant increases in rental income include 62 Boylston Street, 1144 Commonwealth Avenue, School Street, Westgate Woburn, Redwood Hills and Linewt with increases of approximately $71,000, $52,000, $47,000, $35,000, $29,000 and $25,000, respectively.  These increases are offset by a decrease in commercial rental income at Hamilton Cypress of approximately $45,000.  This decrease is due to increased vacancies at the property.  Included in rental income for the three months ended June 30, 2013 and 2012 is contingent rentals of approximately $170,000 and $153,000, respectively.  Contingent rentals are collected on commercial properties and include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Expenses from continuing operations for the three months ended June 30, 2013 were approximately $6,114,000 compared to approximately $5,355,000 for the three months ended June 30, 2012, an increase of approximately $759,000 (14.2%). The most significant factors contributing to this increase were an increase in administrative expenses of approximately $291,000 (71.5%) due to an increase in professional fees in connection with the refinancing of partnership properties ; an increase in repairs and maintenance expenses of approximately $241,000 (18.9%)  due to ongoing repairs to Partnership properties in an effort to maintain occupancy; an increase in taxes and insurance of approximately $182,000 (17.8%) due to an increase in real estate taxes as well as insurance premiums; and an increase in operating expenses of approximately $112,000 (16.0%) due to a cold and snowy winter in 2013 compared to the same period in 2012. The management fee increased approximately $13,000 (3.6%) due to the increase in rental income.

These increases are offset by a decrease in depreciation and amortization expense of approximately $54,000 (3.5%) due to assets being fully depreciated; and a decrease in renting expenses of approximately $26,000 (49.4%) due to decreases in advertising costs and rental commissions due to continued demand for apartments.

Interest expense for the three months ended June 30, 2013 was approximately $1,763,000 compared to approximately $1,912,000 for the three months ended June 30, 2012, a decrease of approximately $149,000 (7.8%).  This decrease is due to a lower level of debt in 2013 compared to 2012.

At June 30, 2013, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $336,000 for the three months ended June 30, 2013, compared to approximately $401,000 for the three months ended June 30, 2012, a decrease in the loss of approximately $65,000 (16.2%).  This decrease in loss is consistent with the continued strength in the rental real estate market including approximately 4.1% increase in revenue.  Included in the loss for the three months ended June 30, 2013 is depreciation and amortization expense of approximately $926,000.  The allocable loss for the three months ended June 30, 2013 associated with the investment in Dexter Park is approximately $200,000 of which approximately $576,000 is depreciation and amortization.

In May 2013, the Partnership sold the Nashoba Apartments in Acton, Massachusetts.  The sale price was $4,300,000.  The net proceeds of approximately $2,100,000 were transferred to Investment Property Exchange Services, Inc. a Qualified Intermediary.  These funds were held by the intermediary in order to maintain the Partnership’s ability to structure a tax free exchange in accordance with the Internal Revenue Service’s rules under Sec. 1031.  The gain on the sale is approximately $3,679,000 and is included in income from discontinued operations.

Interest income for the three months ended June 30, 2013 was approximately $350 compared to approximately $550 for the three months ended June 30, 2012, a decrease of approximately $200.

As a result of the changes discussed above, net income for the three months ended June 30, 2013 was approximately $4,469,000 compared to approximately $1,047,000 for the three months ended June 30, 2012, an increase of approximately $3,422,000 (326.7%).

Comparison of the six months ended June 30, 2013 compared to six months ended June 30, 2012

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of approximately $5,928,000 for the six months ended June 30, 2013, compared to approximately $6,279,000 for the six months ended June 30, 2012, a decrease of $351,000 (5.6%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Dollar	Percent
	2013	2012	Change	Change
Revenues
Rental income	$17,828,769	$17,235,744	$593,025	3.4%
Laundry and sundry income	193,686	189,094	4,592	2.4%
	18,022,455	17,424,838	597,617	3.4%
Expenses
Administrative	1,149,855	892,158	257,697	28.9%
Depreciation and amortization	2,933,991	3,037,517	(103,526)	(3.4)%
Management fee	743,874	708,789	35,085	4.9%
Operating	2,246,784	1,928,077	318,707	16.5%
Renting	56,666	99,362	(42,696)	(43.0)%
Repairs and maintenance	2,597,213	2,326,786	270,427	11.6%
Taxes and insurance	2,365,792	2,152,870	212,922	9.9%
	12,094,175	11,145,559	948,616	8.5%
Income Before Other Income and Discontinued Operations	5,928,280	6,279,279	(350,999)	(5.6)%
Other Income (loss)
Interest income	715	1,192	(477)	(40.0)%
Interest expense	(3,603,716)	(3,846,414)	242,698	(6.3)%
(Loss) from investments in unconsolidated joint ventures	(653,189)	(804,344)	151,155	(18.8)%
	(4,256,190)	(4,649,566)	393,376	(8.5)%
Income From Continuing Operations	1,672,090	1,629,713	42,377	2.6%
Discontinued Operations
Income from discontinued operations	19,873	44,500	(24,627)	(55.3)%
Gain on the sale of real estate	3,678,779	—	3,678,779	N/A
	3,698,652	44,500	3,654,152	8211.6%
Net Income	$5,370,742	$1,674,213	3,696,529	220.8%

Rental income from continuing operations for the six months ended June 30, 2013 was approximately $17,829,000 compared to approximately $17,236,000 for the six months ended June 30, 2012, an increase of approximately $593,000 (3.4%). Rental income has increase at the majority of the Partnership properties due to increased demand and increases in rental rates.  The following properties experienced rental income increases:  62 Boylston Street, 1144 Commonwealth Avenue, School Street, Westgate Woburn, Redwood Hills, Battle Green, Hamilton Oaks and North Beacon Street with increases of approximately $165,000, $104,000, $93,000, $77,000, $46,000, $38,000, $36,000 and $29,000 respectively.  These increases are offset by a decrease in rental income of approximately $110,000 at Cypress Street due to vacancies at the property in 2013.

Expenses from continuing operations for the six months ended June 30, 2013 were approximately $12,094,000 compared to approximately $11,146,000 for the six months ended June 30, 2012, an increase of approximately $948,000 (8.5%). The most significant factor contributing to this increase is an increase in operating expenses of approximately $318,000 (16.5%); an increase in repairs and maintenance expenses of approximately $270,000 (11.6%), an increase in administrative expenses of approximately $258,000 (28.9%) and an increase in taxes and insurance of approximately $213,000 (9.9%).  The reasons for these changes are discussed in the section for the results for the three months ended June 30, 2013.

These increases in expenses are offset by a decrease in depreciation and amortization of approximately $103,000 (3.4%), and a decrease in renting expenses of approximately $43,000 (43.0%).  The reasons for these decreases are discussed in the section for the results for the three months ended June 30, 2013.

Interest expenses for the six months ended June 30, 2013 was approximately $3,604,000 compared to approximately $3,946,000 for the six months ended June 30, 2012, a decrease of approximately $ $242,000 (6.3%).

At June 30, 2013, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $653,000 for the six months ended June 30, 2013 compared to a loss of approximately $804,000 for the six months ended June 30, 2012, a decrease of approximately $151,000.  Included in the loss for the six months ended June 30, 2013 is depreciation and amortization of approximately $1,848,000.

Interest income for the six months ended June 30, 2013 was approximately $700 compared to approximately $1,200 for the six months ended June 30, 2012, a decrease of approximately $500 (40%).

As discussed previously, the Partnership sold the Nashoba Apartments in May 2013.  The gain of approximately $3,679,000 is included in income from discontinued operations.

As a result of the changes discussed above, net income for the six months ended June 30, 2013 was approximately $5,371,000 compared to net income of $1,674,000 an increase of approximately $3,697,000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the six months ended June 30, 2013 and 2012 was the collection of rents. Most of the cash and cash equivalents of $3,291,685 at June 30, 2013 and $6,981,906 at December 31, 2012 were held in interest bearing accounts at creditworthy financial institutions.

This decrease in cash of $3,690,221 at June 30, 2013 is summarized as follows:

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities	$5,128,887	$5,731,154
Cash (used in) investing activities	(1,942,773)	(151,517)
Cash (used in) financing activities	(4,526,252)	(2,406,892)
Repurchase of Depositary Receipts, Class B and General Partner Units	(399,487)	(69,379)
Distributions paid	(1,950,596)	(1,971,689)
Net (decrease) increase in cash and cash equivalents	$(3,690,221)	$1,131,677

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing is due to the deposit of $2,000,000 paid in connection with a new acquisition which closed in July 2013 and the net proceeds of approximately $2,100,000 from the sale of Nashoba which was held by an intermediary at June 30, 2013 for the acquisition of new real estate. The increase in cash used in financing activities is due to the payoff of the mortgage of approximately $3,686,000 on Cypress Street.  During the six months ended June 30, 2013, the Partnership purchased 9,709 Depositary Receipts for a cost of $321,240; 77 Class B Units for a cost of $74,335 and 4 General Partnership Units for a cost of $3,912, for a total cost of $399,487.

During the six months ended June 30, 2013, the Partnership and its Subsidiary Partnerships completed improvements to certain of the properties at a total cost of approximately $2,189,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Ave, Hamilton Cypress, and Dean Street at a cost of approximately $854,000, $163,000, $162,000, $141,000, $136,000, and $131,000 respectively. The Partnership plans to invest approximately $600,000 in additional capital improvements for the remainder of 2013.

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $87,999,000 at June 30, 2013.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the three months ended March 31, 2012 was $18,960.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

During the six months ended June 30, 2013 and 2012, the Partnership received distributions from the investment properties in the amount of $2,205,880 and $677,500 respectively.  Included in these distributions is the amount from Dexter Park of $600,000 and $490,000 during the six months ended June 30, 2013 and 2012, respectively.  The Partnership received distributions of approximately $1,463,000 from 345 Franklin, LLC for the six months ended June 30, 2013.

In 2013, the Partnership approved distributions of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2013, June 28, 2013 and September 30, 2013.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of June 30, 2013, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these Partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2013, the Partnership’s proportionate share of the non-recourse debt related to these investments was approximately $61,429,000. See Note 14 to the Consolidated Financial Statements.

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

As of June 30, 2013, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $272,130,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2028. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	August 12, 2013
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	August 12, 2013
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 12, 2013
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 12, 2013
David Aloise

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Hamilton Green Purchase Agreement dated June 14, 2013 [described in the 6/20/13 8-K]
10.2	Loan Agreement dated July 15, 2013 complete description
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).