Form 10-Q
period 2013-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2013-11-14
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, there were 103,629 of the registrant’s Class A units (3,108,860 Depositary Receipts) of limited partnership issued and outstanding and 24,613 Class B units issued and outstanding.

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

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Rental Properties	$154,264,585	$94,973,600
Property Held for Sale	—	462,250
Cash and Cash Equivalents	5,259,049	6,981,906
Rents Receivable	564,197	475,083
Real Estate Tax Escrows	262,787	449,652
Prepaid Expenses and Other Assets	5,402,043	3,073,890
Investments in Unconsolidated Joint Ventures	10,652,571	13,986,173
Financing and Leasing Fees	1,225,463	1,135,936
Total Assets	$177,630,695	$121,538,490
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	191,974,239	$138,055,522
Accounts Payable and Accrued Expenses	2,751,753	2,361,942
Advance Rental Payments and Security Deposits	4,026,643	3,636,704
Total Liabilities	198,752,635	144,054,168

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 129,539 and 130,444 units outstanding in 2013 and 2012 respectively	(21,121,940)	(22,515,678)
Total Liabilities and Partners’ Capital	$177,630,695	$121,538,490

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Rental income	$9,859,135	$8,666,844	$27,687,903	$25,902,587
Laundry and sundry income	108,617	92,182	302,305	281,276
	9,967,752	8,759,026	27,990,208	26,183,863
Expenses
Administrative	451,268	459,714	1,601,123	1,351,872
Depreciation and amortization	2,824,318	1,554,985	5,758,310	4,592,503
Management fee	400,588	355,613	1,144,462	1,064,402
Operating	786,179	720,490	3,032,964	2,648,567
Renting	78,874	48,483	135,540	147,844
Repairs and maintenance	1,641,608	1,449,939	4,238,821	3,776,725
Taxes and insurance	1,301,388	1,053,196	3,667,180	3,206,065
	7,484,223	5,642,420	19,578,400	16,787,978
Income Before Other Income (Expenses) and Discontinued Operations	2,483,529	3,116,606	8,411,808	9,395,885
Other Income (Expense)
Interest income	230	554	945	1,746
Interest expense	(2,142,817)	(1,926,556)	(5,746,533)	(5,772,970)
Gain on the sale of equipment	2,250	—	2,250	—
(Loss) from investments in unconsolidated joint ventures	(375,412)	(417,733)	(1,028,602)	(1,222,077)
	(2,515,749)	(2,343,735)	(6,771,940)	(6,993,301)
Income (Loss) From Continuing Operations	(32,220)	772,871	1,639,868	2,402,584
Discontinued Operations
Income (loss) from discontinued operations	(654)	1,583	19,160	46,084
Gain on the sale of real estate	—	—	3,678,839	—
	(654)	1,583	3,697,999	46,084
Net Income (Loss)	$(32,874)	$774,454	$5,337,867	$2,448,668

Income (Loss) per Unit
Income (loss) before discontinued operations	$(0.26)	$5.89	$12.62	$18.28
Income (loss) from discontinued operations	(0.01)	0.01	28.45	0.35
Net Income (loss) per Unit	$(0.25)	$5.90	$41.07	$18.63
Weighted Average Number of Units Outstanding	129,719	131,277	129,981	131,410

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,783)	$(212,935)	$(21,310,852)
Distribution to Partners	—	—	—	—	—	—	(2,362,012)	(560,978)	(29,525)	(2,952,515)
Stock Buyback					708	(708)	(488,627)	(115,584)	(6,083)	(610,294)
Net Income	—	—	—	—	—	—	1,958,935	465,247	24,487	2,448,669

Balance September 30, 2012	144,180	34,243	1,802	180,225	49,449	130,776	$(17,943,838)	$(4,257,098)	$(224,056)	$(22,424,992)

Balance January 1, 2013	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(2,337,714)	(555,208)	(29,221)	(2,922,143)
Stock Buyback	—	—	—	—	905	(905)	(819,240)	(192,610)	(10,137)	(1,021,987)
Net Income	—	—	—	—	—	—	4,270,294	1,014,195	53,379	5,337,867
Balance September 30, 2013	144,180	34,243	1,802	180,225	50,686	129,539	$(16,903,742)	$(4,007,289)	$(210,908)	$(21,121,940)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September
	2013	2012

Cash Flows from Operating Activities
Net income	$5,337,867	$2,448,669
Adjustments to reconcile net income to net cash provided by operating activities
Gain on the sale of real estate	(3,678,839)	—
Gain on the sale of equipment	(2,250)	—
Depreciation and amortization	5,758,310	4,592,503
Loss from investments in joint venture	1,028,601	1,222,077
Depreciation and amortization - discontinued operations	2,111	39,671
Change in operating assets and liabilities
Decrease in rents receivable	(89,114)	(111,244)
Increase (Decrease) in accounts payable and accrued expense	181,883	(110,162)
(Increase) Decrease in real estate tax escrow	186,865	(44,989)
(Increase) Decrease in prepaid expenses and other assets	(2,402,166)	406,230
Increase in advance rental payments and security deposits	389,939	862
Total Adjustments	1,375,340	5,994,947
Net cash provided by operating activities	6,713,207	8,443,616
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	2,560,722	772,000
Net proceeds from the sale of equipment	2,250	—
Net proceeds from the sale of real estate	2,155,546	—
(Investment in) unconsolidated joint ventures	(255,722)	—
Acquisition and improvement of rental properties	(64,284,999)	(1,640,502)
Net cash (used in) investing activities	(59,822,203)	(868,502)
Cash Flows from Financing Activities
Payment of financing costs	(588,448)	(245,633)
Principal payments of note payable	—	(1,668,600)
Proceeds of mortgage notes payable	95,000,000	—
Principal payments and payoffs of mortgage notes payable	(39,081,283)	(825,943)
Stock buyback	(1,021,987)	(610,294)
Distributions to partners	(2,922,143)	(2,952,514)
Net cash provided by (used in) financing activities	51,386,139	(6,302,984)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,722,857)	1,272,130
Cash and Cash Equivalents, at beginning of period	6,981,906	4,050,157
Cash and Cash Equivalents, at end of period	$5,259,049	$5,322,287

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977.  NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex.  These properties total 2,412 apartment units, 19 condominium units and 110,949 square feet of commercial space.  Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 798 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Principles of Consolidation: The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnership.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee.  If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. (See Note 14: Investments in Unconsolidated Joint Ventures).

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

Income (Loss) Per Unit: Net income (loss) per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income (loss) is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2013 and 2012. The Partnership makes its temporary cash investments with high-credit quality financial institutions.  At September 30, 2013, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%.  At September 30, 2013 and 2012, respectively approximately $6,445,000 and $6,243,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $23,483 and $43,190 for the nine months ended September 30, 2013 and 2012, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2013 and 2012 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2013, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 19 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2013, the Partnership and its Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2013 with a total of 798 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2013	December 31, 2012	Useful Life
Land, improvements and parking lots	$43,853,519	$27,743,726	15—40 years
Buildings and improvements	152,671,201	118,739,283	15—40 years
Kitchen cabinets	6,261,506	3,544,868	5—10 years
Carpets	6,225,566	3,218,975	5—10 years
Air conditioning	779,446	746,043	5—10 years
Laundry equipment	435,218	378,806	5—7 years
Elevators	1,139,296	1,139,296	20-40 years
Swimming pools	444,629	235,242	10-30 years
Equipment	5,234,614	1,529,904	5—7 years
Motor vehicles	101,657	101,657	5 years
Fences	32,695	22,445	5—15 years
Furniture and fixtures	5,703,942	1,031,348	5—7 years
Smoke alarms	220,014	193,298	5—7 years
Total fixed assets	223,103,303	158,624,893
Less: Accumulated depreciation	(68,838,718)	(63,651,293)
	$154,264,585	$94,973,600

In May 2013 the Partnership sold the Nashoba Apartments located in Acton, Massachusetts.  The sale price was $4,300,000; the net proceeds of approximately $2,100,000 were transferred to Investment Property Exchange Services, Inc. a Qualified Intermediary.  These funds were held by the intermediary in order to maintain the Partnership’s ability to structure a tax free exchange in accordance with the Internal Revenue Service’s rules under Sec. 1031.  The gain on the sale in accordance with GAAP is approximately $3,679,000.  The proceeds were subsequently used in the acquisition of the Hamilton Green apartments described below.

On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts.  The purchase price was $62,500,000.  From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships.  These amounts will be amortized over 12 and 36 months respectively.  To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership’s cash reserves.  The closing costs associated with this short term financing were approximately $126,000. The original mortgage matures in November 2013.  On September 30, 2013, the Partnership received a commitment for a new mortgage in the amount of $38,500,000, with interest at 4.67% fixed for 15 years;  amortized over 30 years with interest only for two years.  See Note 16 — Subsequent events.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt, LLC.  Total fees paid including discontinued operations were approximately $1,153,000 and $1,078,000 during the nine months ended September 30, 2013 and 2012.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2013 and 2012, approximately $817,000 and $503,000 was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements.  Of the 2013 expenses referred to above, approximately $220,000 consisted of repairs and maintenance and $271,000 of administrative expense.  Approximately $326,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2013, the Hamilton Company received approximately $568,000 from the Investment Properties of which approximately $458,000 was the management fee, approximately $10,000 was for construction, architectural services and supervision of capital projects, approximately $51,000 was for maintenance services and approximately $49,000 was for administrative services. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

On January 1, 2004, all employees were transferred to the Management Company’s payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,943,000, and $1,999,000 for the nine months ended September 30, 2013 and 2012, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2013 and 2012.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company’s accounting staff, which consists of approximately 14 people.  During the nine months ended September 30, 2013 and 2012 the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership.  The Partnership does not have a written agreement with this individual.  During each of the nine months ended September 30, 2013 and 2012 this individual received fees of $56,250.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,012,000 and $1,919,000 of security deposits are included in prepaid expenses and other assets at September 30, 2013 and December 31, 2012, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2013 and December 31, 2012 is approximately $161,000 and $420,000, respectively, held in escrow to fund future capital improvements.

Intangible assets of $1,752,000 on the acquisition of Hamilton Green is included in prepaid expenses and other assets.  On September 30, 2013, intangible assets are approximately $1,400,000, net of accumulated amortization of approximately $352,000.

Included in prepaid expenses and other assets at September 30, 2013 is approximately $1,104,000 of deposits and prepaid financing fees for the refinancing of Westgate Apartments and Hamilton Green.  See Note 5.

Financing fees of approximately $1,225,000 and $1,136,000 are net of accumulated amortization of approximately $829,000 and $772,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2013 and December 31, 2012, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2013, the interest rates on these loans ranged from 2.44% to 7.07%, payable in monthly installments aggregating approximately $791,000, including principal, to various dates through 2028. The majority of the mortgages are subject to prepayment penalties.  At September 30, 2013, the weighted average interest rate on the above mortgages was 4.84%. The effective rate of 4.98% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2013 are as follows:

2014—current maturities	$1,825,000
2015	9,127,000
2016	945,000
2017	1,889,000
2018	9,158,000
Thereafter	169,030,000
$191,974,000

The table reflects the refinancing of Westgate Woburn and Hamilton Green Apartments as described below.

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

On July 7, 2013, Boylston Downtown LP, a wholly owned subsidiary of the Partnership, refinanced the property located at 62 Boylston Street, Boston, Massachusetts.  The new 15 year $40,000,000 mortgage has an interest rate of 3.97%.  The terms of the loan are interest only for the first three years, with a 30 year amortization thereafter until maturity in August 2028.  Approximately $19,500,000 of loan proceeds was used to pay off the existing mortgage.  The balance of the funds, approximately $20,000,000, after closing costs, was used in connection with the purchase of Hamilton Green Apartments.  The costs associated with this refinancing are approximately $279,000.

Westgate Apartments, LLC refinanced the property located at 2-20 Westgate Drive, Woburn, Massachusetts.  The refinancing was completed on October 1, 2013.  See Note 16 — Subsequent events.

On September 30, 2013, the Partnership received a commitment for a new mortgage on the Hamilton Green Apartments located in Andover, Massachusetts.  The new mortgage is $38,500,000, interest is fixed at 4.67% for 15 years, and payments are interest only for 2 years and include principal amortization, based on a 30 year schedule, thereafter.  The Partnership anticipates closing on this mortgage in the fourth quarter of 2013.  The Partnership anticipates that the closing costs associated with this new mortgage will be approximately $405,000. See Note 16 — Subsequent events.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2013, amounts received for prepaid rents of approximately $1,399,000 are included in cash and cash equivalents, and security deposits of approximately $2,012,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2013, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) on March 29, June 28, and September 30, 2013.  The Board of Advisors approved a quarterly distribution of $7.50 per unit ($0.25 per receipt) payable on December 31, 2013.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September 30,
	2013	2012
Income per Depositary Receipt before Discontinued Operations	$0.42	$0.61
Income from Discontinued Operations	0.95	0.01
Net Income per Depositary Receipt after Discontinued Operations	$1.37	$0.62
Distributions per Depositary Receipt	$0.75	$0.75

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2013 are as follows:

Class A	40,549
Class B	9,630
General Partnership	507
50,686

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through September 30, 2013, the Partnership has repurchased 1,241,636 Depositary Receipts at an average price of $24.84 per receipt (or $745.20 per underlying Class A Unit), 2,093 Class B Units and 110 General Partnership Units, both at an average price of $655.55 per Unit, totaling approximately $32,408,000 including brokerage fees paid by the Partnership.

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

During the nine months ended September 30, 2013, the Partnership purchased 21,709 Depositary Receipts for a cost of $819,240; 172 Class B Units for a cost of $192,610 and 9 General Partnership Units for a cost of $10,137 for a total cost of $1,021,987.

From October 1, 2013 through November 13, 2013, the Partnership purchased a total of 92 Depositary Receipts.  The price was $43.73 per receipt or $1,312 per Class A unit.  The total cost was $4,210.  The Partnership is required to repurchase approximately 0.73 Class B Units and 0.03 General Partner units at a cost of $962 and $44, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidentals to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2013, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August.  Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2013 as follows:

Commercial Property Leases
2014	$2,499,000
2015	1,929,000
2016	1,734,000
2017	903,000
2018	583,000
Thereafter	505,000
$8,153,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $489,000 and $477,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following information is provided for commercial leases.

				Percentage of
	Annual base rent	Total square feet	Total number	annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through September 30,
2014	$322,864	17,551	11	13%
2015	422,746	18,982	7	17%
2016	623,398	23,082	5	25%
2017	519,132	17,542	7	21%
2018	254,932	8,219	6	10%
2019	123,200	3,850	1	5%
2020	141,831	3,056	2	6%
2021	64,800	1,800	1	3%
2022	0	0	0	0%
2023	0	0	0	0%
Totals	$2,472,903	94,082	40	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $556,000 and $381,000 at September 30, 2013 and December 31, 2012.  Included in rents receivable at September 30, 2013 is approximately $311,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.  The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at September 30, 2013 also includes approximately $16,000 representing the deferral of rental concession primarily related to the residential properties.

For the nine months ended September 30, 2013 rent at the commercial properties includes approximately $1,600 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2013 and 2012, cash paid for interest was approximately $5,795,000, and $5,854,000 respectively.  Cash paid for state income taxes was approximately $59,000, and $48,000 during the nine months ended September 30, 2013 and 2012 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2013 and December 31, 2012, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2013 and December 31, 2012 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable,  accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2013 and December 31, 2012, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available.  We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3).  The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2013 and December 31, 2012, as compared with those in effect when the debt was issued or acquired.  The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2013	$191,974,239	$196,257,531
At December 31, 2012	$138,055,523	$155,942,880
Investment Properties
At September 30, 2013	$139,654,421	$149,617,171
At December 31, 2012	$138,256,711	$157,983,030

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $530,000 greater than statement income for the year ended December 31, 2012. The primary reason for the increase is reduced tax depreciation due to tax free exchanges and accelerated depreciation in prior years.  The cumulative tax basis of the Partnership’s real estate at December 31, 2012 is approximately $12,000,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,700,000 less than statement basis because of accelerated depreciation.  In May 2013, the Partnership sold the Nashoba Apartments in Acton, Massachusetts for $4,300,000 and had a book gain of approximately $3,679,000.  The Partnership structured a tax free exchange in accordance with the Internal Revenue Service’s rule under Sec. 1031of the Internal Revenue Code.  The gain will be deferred through a reduction in the tax basis and related depreciation expense of Hamilton Green Apartments .

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2007 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the three months ended March 31, 2012 was $18,807.  There was no interest paid on this loan in 2013. A majority of the apartments were leased at the time of the acquisition.  As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009. The balance of the mortgage at September 30, 2013 is approximately $87,707,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominiums and retain 48 units for long-term investment.  Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017.  As of September 30, 2013, the balance of the mortgage is approximately $4,655,000.  This investment is referred to as Hamilton Bay Apartments, LLC.  In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013.  At September 30, 2013, 15  units are unsold.  As of November 1, 2013, 105 units have been sold, the proceeds of which went to pay down the mortgage on the property.  No unit was sold during the nine months ended September 30, 2013. The balance on the new mortgage is approximately $1,318,000 at September 30, 2013. On October 18, 2013, Hamilton Bay Unit Sales paid off the balance of the outstanding mortgage.  This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot.  In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC.  In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  The mortgage balance on Hamilton Essex 81, LLC on September 30, 2013 is approximately $8,264,000 amortizing over 30 years at 5.79% due in August 2016.  The mortgage balance on Essex Development, LLC, at September 30, 2013 and the parking lot is approximately $2,054,000 with a variable interest rate of 2.25% over the daily Libor rate (0.1789% at September 30, 2013). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payment of $4,443 per month.  The cost associated with the extension was approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments.  The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term.  The balance of this mortgage is approximately $4,886,000 at September 30, 2013.  This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000.  In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006.  At September 30, 2013, the balance of this mortgage is approximately $5,380,000.  This investment is referred to as Hamilton Minuteman, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt.  At September 30, 2013, the remaining balance on the mortgage is approximately $15,391,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts.  In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term.  At September 30, 2013, the mortgage balance is $10,000,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of September 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,855,213	$2,617,557	$7,596,004	$5,448,764	$1,785,933	$6,752,521	$6,851,307	$20,455,309	$103,516,956	$163,879,565
Cash & Cash Equivalents	18,578	24,337	15,400	743	901	14,460	60,794	15,593	919,270	1,070,076
Rent Receivable	25,174	—	3,684	5,841	4,019	10,560	—	8,402	72,166	129,845
Real Estate Tax Escrow	92,679	—	39,519	77,637	—	51,134	38,025	70,460	417,391	786,845
Prepaid Expenses & Other Assets	89,720	889	43,130	46,234	113,082	28,815	51,583	306,657	1,532,522	2,212,631
Financing & Leasing Fees	51,002	9,067	98,213	15,876	—	21,472	12,973	9,435	355,191	573,227

Total Assets	$9,132,365	$2,651,850	$7,795,948	$5,595,095	$1,903,935	$6,878,962	$7,014,682	$20,865,856	$106,813,495	$168,652,189

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,263,635	$2,054,475	$10,000,000	$4,885,643	$1,318,000	$4,655,194	$5,379,695	$15,390,766	$87,707,013	$139,654,420
Accounts Payable& Accrued Exp	50,122	5,642	76,207	52,855	21,118	8,792	77,740	188,156	1,037,568	1,518,200
Advance Rental Pymts& Security Dep	160,109	—	162,242	86,196	26,410	89,430	73,462	276,764	2,107,529	2,982,141

Total Liabilities	8,473,866	2,060,117	10,238,449	5,024,693	1,365,528	4,753,416	5,530,897	15,855,686	90,852,110	144,154,762

Partners’ Capital	658,500	591,733	(2,442,501)	570,401	538,407	2,125,546	1,483,785	5,010,170	15,961,384	24,497,427
Total Liabilities and Capital	$9,132,365	$2,651,850	$7,795,948	$5,595,095	$1,903,935	$6,878,962	$7,014,682	$20,865,856	$106,813,495	$168,652,189

Partners’ Capital - NERA 50%	$329,250	$295,867	$(1,221,250)	$285,201	$269,204	$1,062,773	$741,893	$2,505,085		$4,268,021
NERA 40%									$6,384,554	6,384,554
										$10,652,575

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through November 1, 2013	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of November 1, 2013	—	—	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$1,006,954	$215,601	$931,629	$666,484	$189,661	$676,641	$638,208	$2,046,366	$9,487,525	$15,859,069
Laundry and Sundry Income	12,144	—	3,483	—	—	—	675	27,391	70,846	114,538
	1,019,097	215,601	935,112	666,484	189,661	676,641	638,883	2,073,756	9,558,371	15,973,608

Expenses
Administrative	15,037	1,021	18,796	7,968	9,502	14,367	4,253	26,848	191,418	289,209
Depreciation and Amortization	319,895	6,671	321,730	180,399	60,895	230,538	237,847	733,437	4,326,808	6,418,221
Management Fees	41,713	8,624	38,633	27,108	7,614	26,682	25,801	83,965	203,719	463,860
Operating	94,588	—	53,310	927	2,038	1,232	56,899	252,383	802,142	1,263,520
Renting	10,831	—	1,788	5,378	1,425	9,753	6,096	4,331	66,105	105,705
Repairs and Maintenance	93,194	4,400	62,553	239,752	70,217	224,156	50,840	278,025	843,069	1,866,206
Taxes and Insurance	164,374	37,050	85,152	114,730	31,912	109,188	91,893	257,239	1,170,929	2,062,466
	739,632	57,765	581,962	576,261	183,604	615,915	473,628	1,636,229	7,604,189	12,469,187
Income Before Other Income (Loss)	279,465	157,835	353,150	90,223	6,057	60,726	165,255	437,527	1,954,182	3,504,421

Other Income (Loss)
Interest Expense	(366,060)	(43,776)	(355,345)	(212,962)	(70,021)	(200,200)	(234,140)	(616,349)	(3,757,844)	(5,856,697)
Interest Income	—	—	26	5	122	—	—	—	57	210
Interest Income from Note	—	—	—	—	2,729	—	—	—	—	2,729
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	(68,588)	—	—	—	—	—	—	(68,588)
	(366,060)	(43,776)	(423,908)	(212,957)	(67,170)	(200,200)	(234,140)	(616,349)	(3,757,786)	(5,922,346)

Net Income (Loss)	$(86,594)	$114,059	$(70,758)	$(122,734)	$(61,113)	$(139,474)	$(68,884)	$(178,822)	$(1,803,605)	$(2,417,925)

Net Income (Loss) - NERA 50%	$(43,297)	$57,029	$(35,379)	$(61,367)	$(30,556)	$(69,737)	$(34,442)	$(89,411)		$(307,160)
NERA 40%									$(721,442)	(721,442)
										$(1,028,602)

Financial information for the three months ended September 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$343,035	$71,809	$315,594	$224,602	$68,189	$235,198	$205,420	$693,178	$3,155,855	$5,312,880
Laundry and Sundry Income	3,146	—	1,550	—	—	—	—	10,109	24,417	39,222
	346,181	71,809	317,144	224,602	68,189	235,198	205,420	703,287	3,180,272	5,352,102

Expenses
Administrative	5,109	317	4,365	4,162	5,916	6,816	1,788	8,440	77,694	114,608
Depreciation and Amortization	107,829	2,182	105,992	60,185	19,797	76,900	79,914	244,670	1,448,329	2,145,798
Management Fees	15,699	2,872	12,851	8,922	2,627	8,795	8,725	26,626	70,212	157,330
Operating	31,039	—	13,266	215	77	615	14,951	61,202	237,482	358,848
Renting	1,281	—	—	1,453	—	2,503	2,054	1,026	39,451	47,766
Repairs and Maintenance	29,100	700	24,374	82,343	24,231	76,461	25,303	112,318	389,052	763,882
Taxes and Insurance	52,614	12,642	28,897	37,599	11,293	38,040	29,945	87,950	427,973	726,954
	242,671	18,715	189,745	194,878	63,942	210,131	162,681	542,233	2,690,194	4,315,188
Income Before Other Income (Loss)	103,510	53,095	127,399	29,724	4,248	25,068	42,739	161,054	490,078	1,036,914

Other Income (Loss)
Interest Expense	(122,858)	(14,510)	(97,798)	(71,481)	(21,332)	(67,226)	(78,601)	(206,762)	(1,262,391)	(1,942,961)
Interest Income	—	—	—	2	36	—	—	—	—	39
Interest Income from Note	—	—	—	—	722	—	—	—	—	722
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(122,858)	(14,510)	(97,798)	(71,479)	(20,574)	(67,226)	(78,601)	(206,762)	(1,262,391)	(1,942,200)

Net Income (Loss)	$(19,348)	$38,584	$29,601	$(41,755)	$(16,326)	$(42,159)	$(35,862)	$(45,708)	$(772,312)	$(905,286)

Net Income (Loss) - NERA 50%	$(9,674)	$19,292	$14,801	$(20,878)	$(8,163)	$(21,079)	$(17,931)	$(22,854)		$(66,487)
NERA 40%									$(308,925)	(308,925)
										$(375,412)

Future annual mortgage maturities at September 30, 2013 are as follows:

		Hamilton
	Hamilon	Essex 81	345	Hamilton	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Minuteman	Main Apts	Park
	March	March	November	March	October	October	August	August	October
Period End	2005	2005	2001	2005	2005	2005	2004	2004	2009	Total
9/31/2014	$134,209	$53,316	$	$68,013	$1,318,000	$70,508	$74,491	$304,943	$1,359,159	$3,382,639
9/31/2015	139,026	2,001,159		72,028		72,921	78,887	15,085,823	1,406,142	18,855,987
9/31/2016	7,990,399		42,990	75,510		83,707	82,697		1,486,495	9,761,799
9/31/2017			180,476	4,670,091		4,428,058	5,143,620		1,571,440	15,993,686
9/31/2018			189,026						1,661,239	1,850,285
Thereafter			9,587,508						80,222,538	89,810,045
	$8,263,635	$2,054,475	$10,000,000	$4,885,642	$1,318,000	$4,655,194	$5,379,695	$15,390,766	$87,707,013	$139,654,419

At September 30, 2013 the weighted average interest rate on the above mortgages was 5.39%.  The effective rate was 5.47% including the amortization expense of deferred financing costs.

Summary financial information as of September 30, 2012

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$9,201,729	$2,611,197	$7,962,705	$5,685,935	$1,863,770	$7,045,549	$7,077,941	$21,317,705	$108,880,125	$171,646,656
Cash & Cash Equivalents	3,682	12,525	57,974	66	14,203	98	42,880	159,507	782,730	1,073,665
Rent Receivable	45,283	—	905	7,924	654	2,929	4,791	5,055	50,229	117,770
Real Estate Tax Escrow	49,793	—	39,686	71,850	—	95,568	42,857	109,839	430,978	840,573
Prepaid Expenses & Other Assets	96,118	807	97,491	102,622	152,270	107,997	76,040	292,984	1,328,474	2,254,803
Financing & Leasing Fees	64,805	5,946	10,205	20,902	2,771	27,833	16,942	16,296	414,507	580,208

Total Assets	$9,461,410	$2,630,476	$8,168,966	$5,889,300	$2,033,669	$7,279,975	$7,261,451	$21,901,385	$111,887,043	$176,513,675

LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,379,679	$2,106,087	$6,893,510	$4,949,865	$1,668,000	$4,716,555	$5,450,034	$15,680,318	$88,891,126	$138,735,173
Due to Investment Properties	—	—	—	—	—	—	—	—	—	—
Accounts Payable& Accrued Exp	72,817	5,870	146,324	49,095	20,272	6,929	94,046	248,055	841,053	1,484,461
Advance Rental Pymts& Security Dep	148,662	—	140,048	86,764	23,802	84,376	68,652	267,641	1,837,442	2,657,387

Total Liabilities	8,601,158	2,111,957	7,179,881	5,085,724	1,712,074	4,807,860	5,612,731	16,196,014	91,569,622	142,877,021

Partners’ Capital	860,252	518,519	989,085	803,576	321,595	2,472,115	1,648,720	5,705,372	20,317,421	33,636,654
Total Liabilities and Capital	$9,461,410	$2,630,476	$8,168,966	$5,889,300	$2,033,669	$7,279,975	$7,261,451	$21,901,385	$111,887,043	$176,513,675

Partners’ Capital - NERA 50%	$430,126	$259,259	$494,542	$401,788	$160,798	$1,236,057	$824,360	$2,852,686		$6,659,616
NERA 40%									$8,126,969	8,126,969
										$14,786,585

Summary financial information for the nine months ended September 30, 2012

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$937,284	$216,137	$873,734	$639,791	$173,054	$659,463	$603,212	$1,953,493	$9,056,079	$15,112,247
Laundry and Sundry Income	10,488	—	1,788	—	—	—	666	13,732	75,239	101,913
	947,772	216,137	875,522	639,791	173,054	659,463	603,878	1,967,225	9,131,318	15,214,160

Expenses
Administrative	10,430	1,432	23,211	4,079	6,617	29,996	6,755	37,307	169,223	289,048
Depreciation and Amortization	308,642	9,394	336,339	190,555	59,208	224,008	238,621	717,664	4,314,274	6,398,704
Management Fees	40,573	8,645	36,070	25,964	7,268	25,753	24,241	78,862	196,041	443,417
Operating	85,319	—	42,933	636	1,237	1,070	54,385	242,157	764,389	1,192,125
Renting	16,664	—	3,459	5,718	1,450	3,660	3,013	8,845	71,830	114,639
Repairs and Maintenance	94,156	5,475	61,720	235,472	53,379	205,125	45,315	283,251	707,486	1,691,378
Taxes and Insurance	149,722	37,211	75,919	109,871	34,890	121,571	77,022	253,782	1,115,971	1,975,959
	705,506	62,158	579,650	572,294	164,047	611,182	449,351	1,621,867	7,339,215	12,105,270
Income Before Other Income	242,266	153,980	295,872	67,497	9,007	48,281	154,527	345,358	1,792,103	3,108,891

Other Income (Loss)
Interest Expense	(373,357)	(45,437)	(366,348)	(216,254)	(73,609)	(203,375)	(238,036)	(628,955)	(3,818,020)	(5,963,390)
Interest Income	—	—	36	62	165	—	—	—	—	262
Interest Income from Note	—	—	—	—	4,901	—	—	—	—	4,901
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(373,357)	(45,437)	(366,311)	(216,193)	(68,543)	(203,375)	(238,036)	(628,955)	(3,818,020)	(5,958,227)

Net Income (Loss)	$(131,091)	$108,543	$(70,439)	$(148,696)	$(59,537)	$(155,094)	$(83,509)	$(283,597)	$(2,025,917)	$(2,849,337)

Net Income (Loss) - NERA 50%	$(65,546)	$54,271	$(35,220)	$(74,348)	$(29,768)	$(77,547)	$(41,754)	$(141,798)		$(411,710)
NERA 40%									$(810,367)	(810,367)
										$(1,222,077)

Summary financial information for the three months ended September 30, 2012

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$311,281	$72,046	$295,031	$218,064	$61,862	$223,301	$204,535	$656,122	$2,993,242	$5,035,486
Laundry and Sundry Income	3,415	—	600	—	—	—	175	3,752	31,384	39,327
	314,697	72,046	295,631	218,064	61,862	223,301	204,711	659,875	3,024,626	5,074,812

Expenses
Administrative	2,824	317	7,845	1,599	2,514	6,285	3,823	11,209	59,789	96,206
Depreciation and Amortization	101,777	2,909	114,199	63,962	19,736	74,920	80,075	240,997	1,443,275	2,141,849
Management Fees	13,547	2,882	11,953	9,079	2,681	8,761	8,225	26,655	66,474	150,256
Operating	32,187	—	13,451	1	310	165	16,664	63,833	217,288	343,898
Renting	14,574	—	3,318	3,389	—	389	1,019	2,265	30,033	54,987
Repairs and Maintenance	39,279	950	17,401	89,279	21,202	71,906	15,818	85,358	277,534	618,728
Taxes and Insurance	48,843	12,025	25,358	36,279	11,329	39,893	26,154	85,473	371,328	656,683
	253,031	19,084	193,525	203,588	57,772	202,319	151,778	515,790	2,465,720	4,062,608
Income Before Other Income	61,665	52,962	102,106	14,476	4,090	20,982	52,933	144,085	558,906	1,012,205

Other Income (Loss)
Interest Expense	(124,806)	(15,110)	(120,435)	(72,408)	(24,738)	(68,108)	(79,666)	(210,248)	(1,277,390)	(1,992,910)
Interest Income	—	—	12	21	51	—	—	—	—	84
Interest Income from Note	—	—	—	—	1,458	—	—	—	—	1,458
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(124,806)	(15,110)	(120,423)	(72,388)	(23,229)	(68,108)	(79,666)	(210,248)	(1,277,390)	(1,991,367)

Net Income (Loss)	$(63,141)	$37,852	$(18,317)	$(57,912)	$(19,139)	$(47,126)	$(26,733)	$(66,164)	$(718,484)	$(979,163)

Net Income (Loss) - NERA 50%	$(31,571)	$18,926	$(9,158)	$(28,956)	$(9,569)	$(23,563)	$(13,366)	$(33,082)		$(130,339)
NERA 40%									$(287,394)	(287,394)
										$(417,733)

NOTE 15. DISCONTINUED OPERATIONS

The following tables summarize income from discontinued operations for the property held for sale for the nine months ended September 30, 2013 and 2012.

	September 30,	September 30,
	2013	2012
Total Revenues	$193,857	$344,531
Operating and other expenses	172,586	258,776
Depreciation and amortization	2,111	39,671
	174,697	298,447
Income from discontinued operations	$19,160	$46,084

Gain on the Sale of Nashoba in the second quarter of 2013:

Sale price	$4,300,000
Net book value	476,766
Expense of sale	144,395

Gain on the sale of real estate	$3,678,839

NOTE 16.  SUBSEQUENT EVENTS

On September 30, 2013, the Partnership received a commitment for a new mortgage on Hamilton Green.  The new mortgage is $38,500,000, interest is fixed at 4.67% for 15 years, interest only for 2 years and the mortgage is amortized over 30 years.  The Partnership anticipates closing on this mortgage in the fourth quarter of 2013.   This refinancing will require an additional $1,500,000 in capital from the Partnership. The closing costs associated with this refinancing will be approximately $405,000.

On October 1, 2013, the Partnership refinanced the property owned by Westgate Apartments LLC.  The new mortgage is $15,700,000; the interest rate is 4.65%, interest only payable in 10 years.  The mortgage matures in September 2023.  The costs associated with the refinancing were approximately $190,000.

On October 18, 2013, the Partnership and its joint venture partner made capital contributions to Hamilton Bay Unit Sales of $660,000 each.  The capital was used to pay off the outstanding mortgage.

From October 1, 2013 through November 13, 2013, the Partnership purchased a total of 92 Depositary Receipts.  The price was $43.73 per receipt or $1,312 per Class A unit.  The total cost was $4,210.  The Partnership is required to repurchase approximately 0.73 Class B Units and 0.03 General Partner units at a cost of $962 and $44, respectively.

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

The third quarter continued the revenue increases set in motion last fall.  Revenue increases were achieved from  renewing  as well as new residents.  Demand for housing was consistent with last year’s leasing season but we have seen a drop off in demand in the first part of the fourth quarter.  Though revenue increases on same store properties are being attained, Management has noted that time to lease has increased at the beginning of the fourth quarter. The general production of additional housing inventory throughout eastern Massachusetts may  temper revenue growth.  Management believes that the pace of revenue increases will slow in  2014 until employment growth and salary growth catch up to the increasing cost of housing in greater Boston.  While the urban portfolio will continue to benefit from the student demand for housing, Management anticipates resistance in the suburban market for 2014 resulting in 3-4% revenue growth overall.  Consumer sentiment  is still weighted toward rental housing but Management anticipates a slack tide for the latter half of 2014.  For the quarter, same store rentals achieved a 3.5% increase in revenue and 3.4% for the nine months.  A $1,200,000 increase in same store operating expenses for the first 9 months (11%) would have been only 2.4% if not for the significant snow removal, real estate tax increases and financing fee write-off related to discontinued  financing activities.  All other facets of manageable operating costs remain stable.  Management anticipates that net operating income (income before depreciation, amortization and interest) for 2013 will be higher than 2012.

Management successfully sold Nashoba Apartments in the second quarter.  This $4,300,000 sale (which netted approximately $2,100,000 in cash after retiring the debt) was placed in a tax free exchange vehicle.  During the quarter, the Partnership won the competitive bid for a 193 unit apartment complex in Andover, Massachusetts known as Windsor Green.  The sale was consummated during the third quarter.  The purchase  was for $62,500,000 and was acquired through cash from the sale mentioned above, $20,000,000 of proceeds from the refinancing of the existing properties and a $40,000,000 acquisition loan.  Permanent long term financing of $38,500,000 is expected to close during the fourth quarter at a rate of 4.67% for a 15 year term.  It is expected that the new acquisition will provide the Partnership with an increasing cash flow and provide the Partnership with additional tax shelter.

In addition, the Partnership completed the refinancing of Westgate Apartments, LLC.  As planned, an additional $7,700,000 in new financing was obtained, however the new debt service is expected to be approximately $730,000 (per year) compared to approximately $1,010,000 (per year) under the prior loan.  In October, the Partnership also retired $1,300,000 of Joint Venture debt related to the 15 units at Hamilton Bay.

On October 1, 2013, the Partnership refinanced the property owned by Westgate Apartments LLC. The new mortgage is $15,700,000, the interest rate is 4.65% and the terms are interest only for 10 years.  The mortgage matures in September 2023.  The mortgage was used to pay off the current mortgage of approximately $8,000,000 and raised an additional $7,700,000 in cash.  The closing costs associated with this refinancing are approximately $190,000.

On July 9, 2013, Boylston Downtown, LP refinanced the property located at 62 Boylston Street, Boston, Massachusetts.  The new 15 year $40,000,000 mortgage has an interest rate of 3.97% with interest only for the first 3 years and a 30 year amortization.  Approximately $19,500,000 of the loan proceeds were used to pay off the existing mortgage and the balance was included in the Partnership’s cash reserves.  The closing costs associated with this refinancing are approximately $280,000.

The new debt service for Westgate Apartments and 62 Boylston Street, when amortization starts in three years, will be approximately $3,000,000 per year compared to $2,000,000 prior to the refinancing.  While the debt service has gone up, the Partnership has the capital to retire other more expensive debt,  has the ability to capitalize on future acquisitions and has allowed us to timely acquire a Class A property.

On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts.  The purchase price was $62,500,000.  From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships.  These amounts will be amortized over 12 and 36 months respectively.  To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership’s cash reserves.  The closing costs associated with this short term financing were approximately $126,000. The original mortgage matures in November 2013.  On September 30, 2013, the Partnership received a commitment for a new mortgage in the amount of $38,500,000, with interest at 4.67% fixed for 15 years;  amortized over 30 years with interest only for two years.

The Nashoba Apartments were sold in May 2013.  The sale price was $4,300,000.  The Partnership netted approximately $2,100,000 in cash after retiring the debt. These funds were transferred to a Qualified Intermediary in order to maintain the Partnership’s ability to structure a tax free exchange.

In February 2013, the Partnership paid off the loan on Cypress Street of approximately $3,679,000 with existing cash  and in October the Partnership paid off the mortgage for one of its joint ventures, Hamilton Bay unit sale for approximately $1,318,000.

Management will be considering additional debt in balance with its future acquisition goals and historically low interest rate environment.    When appropriate, Management will continue to repurchase shares per its trading plan. Management continues to weigh investment alternatives including acquiring additional properties against cash liquidity and the current depositary receipt price.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,241,636 Depositary Receipts through September 30, 2013 or 30% of the outstanding Class A Depositary Receipts.  During the third quarter, the Partnership repurchased 12,000 Class A Depositary Receipts, 95 Class B units, and 5 General Partnership Units at a cost of approximately $498,000, $118,000 and $6,000 respectively for a total cost of approximately $622,000.  This purchase of receipts is in line with the Partnership’s trading plan.

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

At November 1, 2013, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. The Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director.

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

Residential tenants typically sign a one year lease.  In 2013, tenant renewals were approximately 62% with an average rental increase of approximately 4.6%, new leases accounted for approximately 28% with rental rate increases of approximately 4.9%.  In 2013, leasing commissions decreased approximately $4,000(5%) from 2012, while tenant concessions increased approximately $9,000 (38%) from 2012.  Tenant improvements were approximately $1,437,000 in 2013, compared to approximately $988,000 in 2012, an increase of approximately $449,000 (45%).   In addition, building improvements and other improvements were approximately $2,190,000.

Hamilton accounted for approximately 5 % of the repair and maintenance expense paid for by the Partnership for the nine months ended September 30, 2013 and 5% for the nine months ended September 30, 2012. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff.  Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $162,000 (73%) and $148,000 (82%) of the legal services paid for by the Partnership for the nine months ended September 30, 2013 and 2012, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate.  For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. Hamilton provided the Partnership approximately $68,000 and $20,000 in construction and architectural services for the nine months ended September 30, 2013 and 2012, respectively.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2013, Hamilton charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss in the nine months of 2013.

Investments in Partnerships:  The Partnership accounts for its 40%-50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in Partnerships, and subsequently adjusted for the Partnership’s share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income. . Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee.  If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and September 30, 2012

The Partnership and its Subsidiary Partnerships earned income before interest expense, other income and discontinued operations  of approximately $ 2,484,000 during the three months ended September 30, 2013, compared to approximately $3,117,000 for the three months ended September 30, 2012, a decrease of approximately $633,000 (20.3%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2013	November 1, 2012
Residential
Units	2,431	2,270
Vacancies	101	68
Vacancy rate	4.2%	3.0%
Commercial
Total square feet	110,949	110,949
Vacancy	9,653	5,500
Vacancy rate	8.7%	4.9%

	Rental Income (in thousands) Three Months Ended September 30,
	2013		2012
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$9,859	$9,859	$8,783	$8,667
Residential percentage	92%	92%	90%	90%
Commercial percentage	8%	8%	10%	10%
Contingent rentals	$144	$144	$167	$167

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

	Three Months Ended September 30,		Dollar	Percent
	2013	2012	Change	Change
Revenues
Rental income	$9,859,135	$8,666,844	$1,192,291	13.8%
Laundry and sundry income	108,617	92,182	16,435	17.8%
	9,967,752	8,759,026	1,208,726	13.8%
Expenses
Administrative	451,268	459,714	(8,446)	(1.8)%
Depreciation and amortization	2,824,318	1,554,985	1,269,333	81.6%
Management fee	400,588	355,613	44,975	12.6%
Operating	786,179	720,490	65,689	9.1%
Renting	78,874	48,483	30,391	62.7%
Repairs and maintenance	1,641,608	1,449,939	191,669	13.2%
Taxes and insurance	1,301,388	1,053,196	248,192	23.6%
	7,484,223	5,642,420	1,841,803	32.6%
Income Before Other Income and Discontinued Operations	2,483,529	3,116,606	(633,077)	(20.3)%
Other Income (loss)
Interest income	230	554	(324)	(58.5)%
Interest expense	(2,142,817)	(1,926,556)	(216,261)	11.2%
Gain on sale of equipment	2,250	—	2,250	N/A
(Loss) from investments in unconsolidated joint ventures	(375,413)	(417,733)	42,320	(10.1)%
	(2,515,750)	(2,343,735)	(172,015)	7.3%
Income From Continuing Operations	(32,221)	772,871	(805,092)	(104.2)%
Discontinued Operations
Income (loss) from discontinued operations	(654)	1,583	(2,237)	(141.3)%
	(654)	1,583	(2,237)	(144.3)%
Net Income (Loss)	$(32,875)	$774,454	$(807,329)	(104.2)%

Rental income from continuing operations for the three months ended September 30, 2013 was approximately $9,859,000, compared to approximately $8,667,000 for the three months ended September 30, 2012, an increase of approximately $1,192,000 (13.8%).   The Partnership acquired the Hamilton Green Apartments in July 2013 and the rental income from Hamilton Green represents approximately $891,000 of this increase.  In addition, rental rates have increased in 2013 compared to the same period in 2012.  The Partnership properties with the most significant increases in rental income include 62 Boylston Street, School Street, 1144 Commonwealth Avenue, Westside Colonial, Westgate Woburn, Hamilton Oaks and Redwood Hills with increases of approximately $62,000, $59,000, $44,000, $34,000, $27,000, $23,000 and $20,000, respectively.  These increases are offset by decreases in rental income at Worcester Road, Dean Street and Hamilton Cypress of approximately $33,000, $21,000 and $12,000 respectively.  These decreases are due to increased vacancies at the properties.  Included in rental income for the three months ended September 30, 2013 and 2012 is contingent rentals of approximately $144,000 and $167,000, respectively.  Contingent rentals are collected on commercial properties and include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Expenses from continuing operations for the three months ended September 30, 2013 were approximately $7,484,000 compared to approximately $5,642,000 for the three months ended September 30, 2012, an increase of approximately $1,842,000 (32.6%). The most significant factors contributing to this increase is an increase in depreciation and amortization expense of approximately $1,269,000 (81.6%) due to the acquisition of Hamilton Green in July 2013.  Other expense increases include taxes and insurance of approximately $248,000 (23.6%) due to increases in real estate taxes; repairs and maintenance expense of approximately $192,000 (13.2%) due to repairs to Partnership properties in an effort to maintain occupancy; operating expenses of approximately $66,000 (9.1%) due to increases in  the water and sewer charges; and the management fee of approximately $45,000 (12.6%) due to the increase in rental income.

These increases are offset by a decrease in administrative expenses of approximately $8,000 due to a decrease in professional fees.  Although the professional fees decreased during the three months ended September 30, 2013 professional fees have increased over the nine months in 2013 compared to 2012 due to the expensing of the professional fees in connection with the abandoned refinancing.

Interest expense for the three months ended September 30, 2013 was approximately $2,143,000 compared to approximately $1,928,000 for the three months ended September 30, 2012, an increase of approximately $216,000 (11.2%).  This increase is due to a higher level of debt in 2013 due to the acquisition of Hamilton Green .

At September 30, 2013, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $375,000 for the three  months ended September 30, 2013, compared to approximately $418,000 for the three months ended September 30, 2012, a decrease in the loss of approximately $42,000 (10.1%).   This decrease in loss is consistent with the continued strength in the rental real estate market including approximately 5.5% increase in revenue.  Included in the loss for the three months ended September 30, 2013 is depreciation and amortization expense of approximately $928,000.  The allocable loss for the three months ended September 30, 2013 associated with the investment in Dexter Park is approximately $309,000 of which approximately $579,000 is depreciation and amortization.

Interest income for the three months ended September 30, 2013 was approximately $230 compared to approximately $550 for the three months ended September 30, 2012, a decrease of approximately $320.

The Partnership had a gain of approximately $ 2,250 on the sale of equipment.  This is included in other income.

As a result of the changes discussed above, net loss for the three months ended September 30, 2013 was approximately $33,000 compared to income of approximately $774,000 for the three months ended September 30, 2012, a decrease of approximately $807,000 (104.2%).  In the third quarter of 2013, the Partnership had a  net loss of approximately $33,000, which is primarily due to the acquisition of Hamilton Green in July 2013.  In the third quarter of 2013, Hamilton Green’s total revenue is approximately $891,000 and total expense is approximately $1,789,000.  Total expenses include  depreciation expense of approximately $835,000 and amortization expense of intangible assets of approximately $352,000.

Comparison of the nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of approximately $8,412,000 for the nine months ended September 30, 2013, compared to approximately $9,396,000 for the nine months ended September 30, 2012, a decrease of approximately $984,000 (10.5%).  The following is a summary of the Partnership’s operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September. 30,		Dollar	Percent
	2013	2012	Change	Change
Revenues
Rental income	$27,687,903	$25,902,587	$1,785,316	6.9%
Laundry and sundry income	302,305	281,276	21,029	7.5%
	27,990,208	26,183,863	1,806,345	6.9%
Expenses
Administrative	1,601,123	1,351,872	249,251	18.4%
Depreciation and amortization	5,758,310	4,592,503	1,165,807	25.4%
Management fee	1,144,462	1,064,402	80,060	7.5%
Operating	3,032,964	2,648,567	384,397	14.5%
Renting	135,540	147,844	(12,304)	(8.3)%
Repairs and maintenance	4,238,821	3,776,725	462,096	12.2%
Taxes and insurance	3,667,180	3,206,065	461,115	14.4%
	19,578,400	16,787,978	2,790,422	16.6%
Income Before Other Income and Discontinued Operations	8,411,808	9,395,885	(984,077)	(10.5)%
Other Income (loss)
Interest income	945	1,746	(801)	(45.9)%
Interest expense	(5,746,533)	(5,772,970)	26,437	(0.5)%
Gain on theh sale of equipment	2,250	—	2,250	N/A
(Loss) from investments in unconsolidated joint ventures	(1,028,602)	(1,222,077)	193,475	(15.8)%
	(6,771,940)	(6,993,301)	221,361	(3.2)%
Income From Continuing Operations	1,639,868	2,402,584	(762,716)	(31.7)%
Discontinued Operations
Income from discontinued operations	19,160	46,084	(26,924)	(58.4)%
Gain on the sale of real estate	3,678,839	—	3,678,839	N/A
	3,697,999	46,084	3,651,915	7924.5%
Net Income	$5,337,867	$2,448,668	$2,889,199	118.0%

Rental income from continuing operations for the nine months ended September 30, 2013 was approximately $27,688,000 compared to approximately $25,903,000 for the nine months ended September 30, 2012, an increase of approximately $1,785,000 (6.9%).  The acquisition of Hamilton Green in July 2013 represents approximately $891,000 of this increase.  Rental income has increased at a number of other properties due to increased demand and increases in rental rates.  The following properties experienced rental income increases:  62 Boylston Street, School Street, 1144 Commonwealth Avenue, Westgate Apartments, Redwood Hills, Westside Colonial, Hamilton Oaks, Battlegreen and North Beacon Street with increases of approximately $227,000, $152,000, $149,000, $105,000, $67,000, $64,000, $60,000, $44,000 and $44,000 respectively.  These increases are offset by a decrease in rental income of approximately $121,000 at Cypress Street and approximately $38,000 at Worcester Road due to vacancies at the property in 2013.

Expenses from continuing operations for the nine months ended September 30, 2013 were approximately $19,578,000 compared to approximately $16,788,000 for the nine months ended September 30, 2012, an increase of approximately $2,790,000 (16.6%). The most significant factor contributing to this increase is an increase in depreciation and amortization of approximately $1,166,000 (25.4%); an increase in operation expenses of approximately $384,000 (14.5%); an increase in repairs and maintenance expenses of approximately $462,000 (12.2%); an increase in taxes and insurance of approximately $461,000 (14.4%) and an increase in administrative expenses of approximately $249,000 (18.4%). The increase in administrative expenses is due to the costs associated with the abandoned refinancing.  The reasons for the changes in the other accounts are discussed in the section for the results for the three months ended September 30, 2013.

These increases in expenses are offset by a decrease in renting expense of approximately $12,000 (8.3%) due to decreases in advertising expense.

Interest expenses for the nine months ended September 30, 2013 was approximately $5,747,000 compared to approximately $5,773,000 for the nine months ended September 30, 2012, a decrease of approximately $26,000 (0.5%).

At September 30, 2013, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $1,029,000 for the nine months ended September 30, 2013 compared to a loss of approximately $1,222,000 for the nine months ended September 30, 2012, a decrease of approximately $193,000.  Included in the loss for the nine months ended September 30, 2013 is depreciation and amortization of approximately $2,776,000 compared to approximately $2,768,000 in 2012..

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

Interest income for the nine months ended September 30, 2013 was approximately $900 compared to approximately $1,700 for the nine months ended September 30, 2012, a decrease of approximately $800 (46%).

As discussed previously, the Partnership sold the Nashoba Apartments in May 2013.  The gain of approximately $3,679,000 is included in income from discontinued operations.

As a result of the changes discussed above, net income for the nine months ended September 30, 2013 was approximately $5,338,000 compared to net income of $2,449,000 an increase of approximately $2,889,000.  The increase in net income is primarily due to the gain on the sale of Nashoba Apartments.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the nine months ended September 30, 2013 and 2012 was the collection of rents, sale of a property and refinancing of Partnership properties. Most of the cash and cash equivalents of $5,259,049 at September 30, 2013 and $6,981,906 at December 31, 2012 were held in interest bearing accounts at creditworthy financial institutions.

This decrease in cash of $1,722,857 at September 30, 2013 is summarized as follows:

	Nine Months Ended June 30,
	2013	2012
Cash provided by operating activities	$6,713,207	$8,443,616
Cash (used in) investing activities	(59,822,203)	(868,502)
Cash provided by (used in) financing activities	55,330,269	(2,740,176)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,021,987)	(610,294)
Distributions paid	(2,922,143)	(2,952,514)
Net (decrease) increase in cash and cash equivalents	$(1,722,857)	$1,272,130

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing is due to the acquisition of Hamilton Green in July 2013. The purchase price of Hamilton Green was approximately $ 62,500,000.  The increase in cash provided by financing activities is due to the refinancing of two properties and the short term financing of the new property acquisition.  During the nine months ended September 30, 2013, the Partnership purchased 21,709 Depositary Receipts for a cost of $819,240; 172 Class B Units for a cost of $192,610 and 9 General Partnership Units for a cost of $10,137, for a total cost of $1,021,987.

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

On July 7, 2013, Boylston Downtown LP, a wholly owned subsidiary of the Partnership, refinanced the property located at 62 Boylston Street, Boston, Massachusetts.  The new $40,000,000 mortgage has an interest rate of 3.97%.  The terms of the loan are interest only for the first three years, with a 30 year amortization thereafter until maturity in August 2028.  Approximately $19,500,000 of loan proceeds was used to pay off the existing mortgage.  The balance of the funds, approximately $20,000,000, after closing costs, was used in connection with the purchase of Hamilton Green Apartments.  The costs associated with this refinancing were approximately $279,000.

On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts.  The purchase price was $62,500,000.  From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships.  These amounts will be amortized over 12 and 36 months respectively.  To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership’s cash reserves.  The closing costs associated with this short term financing were approximately $126,000. The original mortgage matures in November 2013.  On September 30, 2013, the Partnership received a commitment for a new mortgage in the amount of $38,500,000, with interest at 4.67% fixed for 15 years;  amortized over 30 years with interest only for two years.

On October 1, 2013, the Partnership refinanced the property owned by Westgate Apartments LLC.  The new mortgage is $15,700,000; the interest rate is 4.65%, interest only payable in 10 years.  The mortgage matures in September 2023.  The costs associated with this refinancing are approximately $ 190,000.

During the nine months ended September 30, 2013, the Partnership and its Subsidiary Partnerships completed improvements to certain of the properties at a total cost of approximately $3,609,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Hamilton Oaks, 62 Boylston Street, Redwood Hills, Clovelly Apartments, Hamilton Cypress, and 1144 Commonwealth Avenue at a cost of approximately $979,000, $330,000, $279,000, $270,000, $267,000, $213,000, and $205,000 respectively. The Partnership plans to invest approximately $200,000 in additional capital improvements for the remainder of 2013.

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts.  The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000.  The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019.  The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter.  The balance of this mortgage is approximately $87,707,000 at September 30, 2013.  In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”).  The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice.  On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000.  During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested.  During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011.  In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the three months ended March 31, 2012 was $18,960.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

During the nine months ended September 30, 2013 and 2012, the Partnership received net distributions from the investment properties in the amount of $2,305,000 and $772,000 respectively.  Included in these distributions is the amount from Dexter Park of $690,000 and $562,000 during the nine months ended September 30, 2013 and 2012, respectively.  The Partnership received distributions of approximately $1,562,500 from 345 Franklin, LLC for the nine months ended September 30, 2013. The majority of these funds were from the property refinancing in June 2013.

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

Off-Balance Sheet Arrangements-Joint Venture Indebtedness

As of September 30, 2013, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these Partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2013, the Partnership’s proportionate share of the non-recourse debt related to these investments was approximately $61,057,000. See Note 14 to the Consolidated Financial Statements.

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

As of September 30, 2013, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $253,031,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2028. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Partnership’s management, with the participation of the Partnership’s’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject..

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10K for the year ended December 31, 2012.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)           Issuer Purchase of Equity Securities during the third quarter of 2013:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining number of Depositary Receipts that may be purchased Under the Plan (as Amended)

July 1 - 31, 2013	$––	––	270,364
August 1- 31, 2013	$41.50	12,000	258,364
September 1 - 30, 2013	$––	––	258,364
Total		12,000

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through September 30, 2013, the Partnership has repurchased 1,241,636 Depositary Receipts at an average price of $24.84 per receipt (or $745.20 per underlying Class A Unit), 2,093 Class B Units and 110 General Partnership Units, both at an average price of $655.55 per Unit, totaling approximately $32,408,000 including brokerage fees paid by the Partnership.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

.Item 6.  Exhibits

See the exhibit index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.
Its General Partner
By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: November 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	November 14, 2013
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	November 14, 2013
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 14, 2013
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 14, 2013
David Aloise

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Loan agreement dated July 8, 2013, Boylston Downtown Limited Partnership.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).