Form 10-K
period 2013-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2014-03-21
CIK 746514

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31568

New England Realty Associates Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2619298 (I.R.S. employer identification no.)
39 Brighton Avenue, Allston, Massachusetts (Address of principal executive offices)	02134 (Zip Code)
Registrant's telephone number, including area code: (617) 783-0039
Securities registered pursuant to Section 12(b) of the Act:
Depositary Receipts (Title of each Class)	NYSE MKT (Name of each Exchange on which Registered)
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          At June 30, 2013, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $83,054,794 based on the closing price of the registrant's traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant. (Need to check with attorney regarding change to accelerated filer.)

          Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE MKT and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

          All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

          As of March 1, 2014, there were 103,396 of the registrant's Class A units (3,101,874 Depositary Receipts) of limited partnership issued and outstanding and 24,557 Class B units issued and outstanding.

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

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 53 individuals at the Properties and 14 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 1, 2014, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        As of February 1, 2014, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of February 1, 2014, the Partnership owned a 40-50% interest in nine residential and mixed use complexes, the Investment Properties, with a total of 798 residential units, one commercial unit, and a parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

Unit Distributions

        Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE MKT and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership. All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

        In February 2014, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt), payable on March 31, 2014. In 2013 the Partnership paid four quarterly distributions of an aggregate $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,893,662 in 2013. In 2012, the Partnership paid four quarterly distributions of an aggregate of $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,932,410 in 2012.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-thirtieth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2013, the Partnership has repurchased 1,242,891 Depositary Receipts at an average price of $24.86 per receipt (or $745.80 per underlying Class A Unit), 2,103 Class B Units and 111 General Partnership Units, both at an average price of $658.89 per Unit, totaling approximately $32,481,000 including brokerage fees paid by the Partnership.

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

        In May 2013 the Partnership sold the Nashoba Apartments located in Acton, Massachusetts. The sale price was $4,300,000; the net proceeds of approximately $2,100,000 were transferred to Investment Property Exchange Services, Inc. a Qualified Intermediary. These funds were held by the intermediary in order to maintain the Partnership's ability to structure a tax free exchange in accordance with the Internal Revenue Service's rules under Sec. 1031. The gain on the sale in accordance with GAAP is approximately $3,679,000. The proceeds were subsequently used in the acquisition of the Hamilton Green apartments described below.

        On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships. These amounts will be amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership's cash reserves. The closing costs associated with this short term financing were approximately $126,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the property owned by Hamilton Green Apartments LLP. The new mortgage is $38,500,000; the interest rate is 4.67%; interest only for 2 years and is amortized on a 30 year schedule for the balance of the term. . The proceeds of the new mortgage as well as the Partnership's cash reserves of approximately $1,846,000 were used to pay off the prior mortgage of $40,000,000 and cover the cost of this refinancing. The costs associated with the refinancing were approximately $346,000.

        During 2013, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $4,500,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Hamilton Oaks, Redwood Hills, 62 Boylston Street, 1144 Commonwealth, Cypress Street and Clovelly Apartments at a cost of approximately $1,250,000, $372,000, $343,000, $321,000, $298,000, $297,000 and $291,000 respectively. The Partnership plans to invest approximately $3,300,000 in capital improvements in 2014.

Advisory Committee

        The Advisory Committee members are Gregory Dube, Robert Nahigian, and Edward Sarkesian. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

  •
  changes in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, pest control, staffing, snow removal and other general costs);

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

        We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities:    The mortgages on our properties contain customary negative covenants, including limitations on our ability, without prior consent of the lender and other items. Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances; our lenders may be entitled to accelerate our debt obligations. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

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

        Litigation may result in unfavorable outcomes.    Like many real estate operators, we may be involved in lawsuits involving premises liability claims, housing discrimination claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred. The Partnership does not carry directors and officer's liability insurance.

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families and related entities owned approximately 33.94% of our depositary receipts as of December 31, 2013. Additionally, management decisions rest with our General Partner without limited partner approval.

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

        Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer    In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners, including personally identifiable information of our tenants and employees, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

        See also "Item 13. Certain Relationships and Related Transactions and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 2,412 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2014, the principal amount outstanding under any mortgages as of December 31, 2013, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2013	Maturity Date of Mortgage
Battle Green LLC	48 units		0	$4,813,616	2026
34–42 Worthen Road	0 three-bedroom	N/A		4.95%
Lexington, MA	24 two-bedroom	$1,960–2,200
	24 one-bedroom	$1,515–1,755
	0 studios	N/A
Boylston Downtown L.P.	269 units		1	$40,000,000	2028
62 Boylston Street	0 three-bedroom	N/A		3.97%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,750–2,600
	216 studios	$1,240–1,950
Brookside Associates, LLC	44 units		0	$2,684,432	2020
5-7–10-12 Totman Road	0 three-bedroom	N/A		5.81%
Woburn, MA	34 two-bedroom	$1,210–1,400
	10 one-bedroom	$1,125–1,210
	0 studios	N/A
Clovelly Apartments L.P.	103 units		0	$4,160,000	2023
160–170 Concord Street	0 three-bedroom	N/A		5.62%
Nashua, NH	53 two-bedroom	$925–1,310
	50 one-bedroom	$825–965
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		1	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three-bedroom	$1,900–2,650		5.65%
Allston, MA	4 two-bedroom	$1,800–1,900
	1 one-bedroom	$875
	1 studio	$1,100
Commonwealth 1144 L.P.	261 units		2	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three-bedroom	N/A		5.61%
Allston, MA	11 two bedroom	$1,075–1,650
	109 one-bedroom	$900–1,625
	141 studios	$925–1,300

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2013	Maturity Date of Mortgage
Courtyard at Westgate, LLC	20 units		0	$2,000,000	2015
105–107 Westgate Drive	0 three-bedroom	N/A		5.25%
Burlington, MA	12 two bedroom	$1,575–1,975
	8 one-bedroom	$1,200–1,400
	0 studios	N/A
Dean Street Associates, LLC	69 units		2	$5,113,360	2014
38–48 Dean Street	0 three-bedroom	N/A		5.13%
Norwood, MA	66 two-bedroom	$1,275–1,375
	3 one-bedroom	$1,175
	0 studios	N/A
Executive Apartments L.P	72 units		0	$2,415,000	2023
545–561 Worcester Road	1 three-bedroom	$1,400		5.59%
Framingham, MA	47 two-bedroom	$1,075–1,300
	24 one-bedroom	$825–1,150
	0 studios	N/A
Hamilton Green Apartments LLC	193 units		13	$38,500,000	2029
311–319 Lowell Street	10 three-bedroom	$1,095–3,243		4.67%
Andover, MA	168 two-bedroom	$902–3,350
	15 one-bedroom	$1,167–1,975
Hamilton Oaks Associates, LLC
30–50 Oak Street Extension	268 units	N/A	7	$11,925,000	2023
40–60 Reservoir Street	0 three-bedroom	$1,225–1,375		5.59%
Brockton, MA	96 two-bedroom	$915–1,075
	159 one-bedroom	$815–865
	13 studios
Highland Street Apartments L.P.	36 units		0	$1,050,000	2023
38–40 Highland Street	0 three-bedroom	N/A		5.59%
Lowell, MA	24 two-bedroom	$950–1,030
	10 one-bedroom	$850–920
	2 studios	$825–865
Linhart L.P	9 units		0	$1,929,123 (1)	2014
4–34 Lincoln Street	0 three-bedroom	N/A		4.25%
Newton, MA	0 two-bedroom	N/A
	5 one-bedroom	$1,200–1,300
	4 studios	$1,000
North Beacon 140 L.P.	65 units		0	$6,937,000	2023
140–154 North Beacon Street	10 three-bedroom	$2,225–2,450		5.59%
Brighton, MA	54 two-bedroom	$1,550–2,075
	1 one-bedroom	$800
	0 studios	N/A
Olde English Apartments L.P.	84 units		0	$3,080,000	2023
703–718 Chelmsford Street	0 three-bedroom	N/A		5.63%
Lowell, MA	47 two-bedroom	$1,025–1,250
	30 one-bedroom	$900–1,175
	7 studios	$850–925

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2013	Maturity Date of Mortgage
Redwood Hills L.P.	180 units		4	$6,743,000	2023
376–384 Sunderland Road	0 three-bedroom	N/A		5.59%
Worcester, MA	89 two-bedroom	$1,050–1,275
	91 one-bedroom	$875–995
	0 studios	N/A
River Drive L.P.	72 units		1	$3,465,000	2023
3–17 River Drive	0 three-bedroom	N/A		5.62%
Danvers, MA	60 two-bedroom	$1,050–1,250
	5 one-bedroom	$950–1,025
	7 studios	$865–940
School Street 9, LLC	184 units		1	$15,000,000	2023
9 School Street	0 three-bedroom	N/A		3.76%
Framingham, MA	96 two-bedroom	$1,175–1,495
	88 one-bedroom	$980–1,250
	0 studios	N/A
WCB Associates, LLC	180 units		2	$7,000,000	2023
10–70 Westland Street	1 three-bedroom	$1,200		5.66%
985–997 Pleasant Street	94 two-bedroom	$1,010–1,200
Brockton, MA	85 one-bedroom	$809–975
	0 studios	N/A
Westgate Apartments, LLC	220 units		5	$15,700,000	2023
2–20 Westgate Drive	0 three-bedroom	N/A		4.65%
Woburn, MA	110 two-bedroom	$1,240–1,525
	110 one-bedroom	$885–1,335
	0 studios	N/A

(1)
The loan for Linhart LP was paid off in February 2014. See Note 18—Subsequent Events.

Current free rent concessions would result in an average reduction in unit rents of less than $2.60 per month per unit. Free rent expense amortized in 2013 was approximately $70,000 compared to approximately $48,000 in 2012.

        On June 1, 2011, the Partnership purchased the Battle Green Apartments, a 48 unit residential apartment complex located at 34-42 Worthen Road, Lexington, Massachusetts. The purchase price was $10,000,000. . The Partnership used cash reserves, the proceeds from the sale of Avon Street and borrowed $3,998,573 from Harold Brown, Treasurer of the General Partner to make this purchase. This loan had an interest rate of 6% and was secured by the Partnership's ownership interest in Battle Green Apartments, LLC. On July 27, 2011, the Partnership financed the Battle Green Apartments with a new $5,000,000 mortgage at 4.95% which matures in August 2026. Proceeds for the financing were used to pay off the loan from Harold Brown and the balance was deposited in the Partnerships operating account. Principal payments will be made using a 30 year amortization schedule. See Note 2 to the Consolidated Financial statements for additional information.

        On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships. These amounts will be amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership's cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new mortgage is $38,500,000; interest is fixed at 4.67% for 15 years, interest only for 2 years and is amortized on a 30 year schedule for the balance of the term. This refinancing will require an additional $1,846,000 in capital from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2014.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2013	Maturity Date of Mortgage
Riverside Apartments	19 units		0	—	—
8–20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,300–1,550
	5 one-bedroom	$1,400–1,450
	2 studios	$1,125–1,200

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2014, the commercial space had a 0% vacancy rate, and the average rent per square foot was $24.33. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2014, the commercial space was fully occupied, and the average rent per square foot was $13.00. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $36,794 per year through November 2015. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,548 square feet of rentable commercial space. As of February 1, 2014, the commercial space was fully occupied, and the average rent per square foot was $24.32. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above. The loan was paid off in February 2014. (See Note 18—Subsequent Events)

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2014, and the average rent per square foot as of that date was $33.25. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 38,695 square feet of rentable commercial space. As of December 31, 2013, the mortgage had an outstanding balance $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2014, Staples Plaza was fully occupied, and the average net rent per square foot was $24.42. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. The property was fully rented at an average rent of $35.63 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. The mortgage balance at December 31, 2013 is $1,474,947 the interest rate is 3.25% and matures in January 2018. The loan was paid off in February 2014. (See Note 18—Subsequent Events)

        HAMILTON CYPRESS LLC.    In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 2, 2014, the property was 94% occupied at an average rent of $35.57 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. This mortgage was paid off on February 25, 2013.

        The following information is provided for commercial leases:

Through December 30,	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of annual base rent for expiring leases
2014	$364,575	18,610	11	13%
2015	264,567	8,471	8	9%
2016	610,382	27,796	5	21%
2017	510,074	14,134	7	17%
2018	298,551	8,707	6	10%
2019	611,721	21,586	4	21%
2020	64,657	1,106	1	2%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
2023	157,443	4,771	1	5%

Totals	$2,946,770	106,981	44	100%

Commercial rental income is accounted for using the straight line method. Fifty one percent of our commercial leases contain rent escalations which range from $0.50 – $2.00 per square foot per year.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2013	Maturity Date of Mortgage
345 Franklin, LLC	40 Units		2	$10,000,000	2028
345 Franklin Street	0 three-bedroom	N/A		3.87%
Cambridge, MA	39 two-bedroom	$2,300–2,900
	1 one-bedroom	$2,100
	0 studios	N/A
Hamilton on Main Apartments, LLC	148 Units		5	$15,317,643	2015
223 Main Street	0 three-bedroom	N/A		5.18%
Watertown, MA	93 two-bedroom	$1,350–1,900
	31 one-bedroom	$1,250–1,750
	24 studios	$1,110–1,300
Hamilton Minuteman, LLC	42 Units		0	$5,362,109	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,525–1,975
	2 one-bedroom	$1,550–1,575
	0 studios	N/A
Hamilton Essex 81 LLC	49 Units		1	$8,234,548	2016
Residential	0 three-bedroom	N/A		5.79%
81–83 Essex Street	11 two-bedroom	$1,465–2,400
Boston, Massachusetts	38 one-bedroom	$1,415–1,700
	0 studios	N/A
Hamilton Essex Development LLC	Parking Lot			$2,041,146	2015
Commercial				2.74%
81–83 Essex Street
Boston, Massachusetts
Hamilton 1025, LLC	48 Units		0	$4,869,583	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,500–1,700
Quincy, Massachusetts	16 one-bedroom	$1,300–1,450
	0 studios	N/A
Hamilton Bay, LLC(A)	15 Units		2
Units held for sale	0 three-bedroom	N/A
165–185 Quincy Shore Drive	0 two-bedroom	N/A
Quincy, Massachusetts	15 one-bedroom	$1,350–1,550
	0 studios	N/A
Hamilton Bay Apartments, LLC	48 Units		0	$4,639,848	2017
165–185 Quincy Shore Drive	0 three-bedroom	N/A		5.57%
Quincy, Massachusetts	24 two-bedroom	$1,400–1,900
	24 one-bedroom	$1,375–1,550
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units		2	$87,410,638	2019
175–185 Freeman Street,	71 three-bedroom	$2,950–4,500		5.57%
Brookline,	227 two-bedroom	$2,075–3,500
Massachusetts	111 one-bedroom	$1,775–2,450
	0 studios

Current free rent concessions would result in an average reduction in unit rents of less than $3.35 per month per unit. Free rent amortized in 2013 was approximately $32,000 compared to $10,000 in 2012.

(A)
Represents unsold units at February 1, 2014.

        345 FRANKLIN, LLC.    In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. This investment is referred to as 345 Franklin, LLC.

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

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage is $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2013, the remaining balance on the mortgage is approximately $15,318,000.

        HAMILTON MINUTEMAN, LLC.    In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2013 the remaining balance on this mortgage is approximately $5,362,000. This investment is referred to as Hamilton Minuteman, LLC.

        HAMILTON ESSEX 81, LLC.    On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is approximately $8,235,000 amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $2,041,000 with a variable interest rate of 2.25% over the daily Libor rate (0.17% at December 31, 2013). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        HAMILTON 1025, LLC.    On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. At December 31, 2013, the mortgage balance is approximately $4,870,000. This investment is referred to as Hamilton 1025, LLC.

        HAMILTON BAY, LLC.    On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of December 31, 2013, the balance of the mortgage is approximately $4,640,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. As of February 1, 2014, 15 of the 20 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

        HAMILTON PARK TOWERS, LLC    On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $87,411,000 at December 31, 2013. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011. In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the year ended December 31, 2012 was $18,960. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place"

leases over a 12 month period which began in November 2009. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Each Class A Unit is exchangeable, through Computershare Trust Company ("Computershare") (formerly Equiserve LP), the Partnership's Depositary Agent, for 30 Depositary Receipts ("Receipts"). The Receipts are listed and publicly traded on the NYSE MKT Exchange under the symbol "NEN." There has never been an established trading market for the Class B Units or General Partnership Units.

        In 2013, the high and low bid quotations for the Receipts were $46.99 and $29.00 respectively. The table below sets forth the high and low bids for each quarter of 2013 and 2012 and the distributions paid on the Partnership's Depositary Receipts:

        Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE MKT and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

        All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

	2013				2012
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$29.00	$39.10	$38.75	$0.25	$23.02	$28.96	$27.50	$0.25
Second Quarter	$37.00	$43.72	$40.30	$0.25	$25.00	$28.48	$27.25	$0.25
Third Quarter	$40.15	$46.97	$46.00	$0.25	$25.98	$29.98	$28.97	$0.25
Fourth Quarter	$43.00	$46.99	$44.44	$0.25	$28.06	$30.84	$29.70	$0.25

Distribution to Limited & General Partners were:

	2013	2012
Class A—Limited Partners (80%)	$3,114,930	$3,145,928
Class B—Limited Partners (19%)	739,796	747,158
Class C—General Partner (1%)	38,936	39,324

Total	$3,893,662	$3,932,410

        On March 17, 2014, the closing price on the NYSE MKT Exchange for a Depositary Receipt was $45.27. There were 2,982,572 Depositary Receipts outstanding and 3,963 Units (representing 118,890 receipts) held by approximately 2,025 record holders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. In 2013, the Partnership made distributions of $30.00 per Unit ($1.00 per Receipt) and in 2012, the Partnership made distributions of $30.00 per Unit, ($1.00 per Receipt). The total value of the distribution in 2013 was $3,893,662 and $3,932,410 in 2012. In February 2014, the Partnership declared a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2014.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2013, the Partnership has repurchased 1,242,891 Depositary Receipts at an average price of $24.86 per receipt (or $745.80 per underlying Class A Unit), 2,103 Class B Units and 111 General Partnership Units, both at an average price of $658.89 per Unit, totaling approximately $32,480,942 including brokerage fees paid by the Partnership.

(c)
Issuer Purchase of Equity Securities during the fourth quarter of 2013:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining number of Depositary Receipts that may be purchased Under the Plan (as Amended)
October 1 - 31, 2013	—	—	258,364
November 1 - 30, 2013	$43.73	92	258,272
December 1 - 31, 2013	$45.51	1,163	257,109

Total		1,255

        See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., the NYSE MKT Composite Index,
and the FTSE NAREIT All REITs Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
INCOME STATEMENT INFORMATION(a)
Revenues	$38,364,552	$35,169,170	$33,584,787	$31,805,472	$31,917,922
Expenses	27,233,135	22,389,427	22,339,029	21,591,507	21,237,662

Income before other income and discontinued operations	11,131,417	12,779,743	11,245,758	10,213,965	10,680,260
Other (Loss)	(9,173,918)	(9,179,293)	(9,767,889)	(11,810,920)	(9,325,841)

Income (loss) before discontinued operations	1,957,499	3,600,450	1,477,869	(1,596,955)	1,354,420
Discontinued operations	3,697,886	33,348	7,720,459	237,723	258,118

Net (Loss) Income	$5,655,385	$3,633,798	$9,291,281	$(1,359,232)	$1,612,538

Income (loss) before discontinued operations per Unit	$15.07	$27.44	$11.24	$(12.12)	$10.19
Discontinued operations per Unit	28.48	0.25	59.42	1.80	1.94

Net income (loss) per Unit	$43.55	$27.69	$70.66	$(10.32)	$12.13

Distributions to Partners per Unit	$30.00	$30.00	$28.00	$28.00	$28.00

Net income (loss) per Depositary Receipt	$1.45	$0.92	$2.36	$(0.34)	$0.40
Distributions to Partners per Depositary Receipt	$1.00	$1.00	$0.93	$0.93	$0.93
BALANCE SHEET INFORMATION
Real Estate, gross	221,454,286	158,624,893	159,123,799	150,818,648	150,411,555
Real Estate, net	152,904,661	94,973,600	98,924,534	92,744,257	95,971,937
Total Assets	185,345,157	121,538,490	125,376,764	121,276,735	129,089,736
Total Debt Outstanding	198,520,478	138,055,522	140,830,212	142,349,260	144,809,354
Partners' Capital	(21,848,563)	(22,515,678)	(21,310,852)	(26,920,567)	(21,332,824)

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2013	2012	2011	2010	2009
Residential
Units	2,431	2,270	2,270	2,288	2,288
Vacancies	39	39	32	79	63
Vacancy rate	1.6%	1.7%	1.4%	3.5%	2.8%
Commercial
Total square feet	108,043	108,043	108,043	108,043	108,043
Vacancy (in square feet)	1,062	5,500	0	0	2,384
Vacancy rate	1.0%	5.1%	0%	0%	2.2%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

(a)
Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management's good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2014 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

        Since the Partnership's long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If available acquisitions do not meet the Partnership's investment criteria, the Partnership may purchase additional depositary receipts. The Partnership will consider refinancing existing properties if the Partnership's cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

        The Partnership's occupancy level of approximately 98% at the end of the fourth quarter of 2013 was as high as the previous year's fourth quarter, and this occupancy level is expected to continue through the first quarter of 2014. Revenue gains in the fourth quarter are also expected to roll into the first and second quarters of 2014. While overall revenue growth of 9.1% was achieved for the year, only 3.7% revenue growth occurred for "Same Store" sales revenues, with the balance coming from an acquisition. A further analysis of the revenue growth demonstrates that greater revenue, growth has been achieved in the urban portfolio while the suburban portfolio has experienced higher tenant retention and is more price sensitive than the urban portfolio. Management expects another year of stronger demand in the urban portfolio resulting in higher than average revenue growth than the suburban portfolio. Increases in "Same Store" operating expenses of over 10%, outpaced revenue gains resulting in a decrease in "Same Store" NOI (income before other income, discontinued operations, depreciation and amortization) of 2.3%. When including new acquisitions, overall Partnership NOI grew by 3.8%. A 15.6% increase in administration, an 11% increase in real estate taxes, a 6% increase in utilities and a 205.0% increase in snow removal expense account for over 70% of the 10% increase in "Same Store" operating expenses. The increase in administration is due to the related financing costs in connection with the abandoned refinancing. Excluding the one-time administrative charge and adjusting weather related expense to those of an average winter, Management believes that operating expenses would have increased in the range of 5% to 6%. For 2014, Management believes that the increases in real estate tax will abate however, extreme weather and storms in the first quarter of 2014 will again impact operations negatively for 2014. Despite these anticipated increases, Management believes overall NOI and Net Cash flow after debt service will grow for 2014.

        The Partnership completed its refinancing campaign for 2013 raising approximately $28,000,000 in additional cash. The purchase and refinancing of Hamilton Green consumed approximately $21,846,000 of cash. The Partnership also paid off four mortgages, two in 2013 and two in February 2014 with approximately $8,000,000 of cash reserves. The Partnership is now in the process of negotiating the refinancing of three loans which mature in 2014 and 2015. It is anticipated that $2,000,000 of additional funds will be raised and that the new interest rates will be lower than the current rates and no principal amortization will be imposed. This will result in an improved cash flow despite the increase in debt on these three loans. Management has also used $1,094,609 of cash reserves during 2013 to repurchase 28,724 Depository Receipts. Management will continue to repurchase shares per its trading plan. As always, Management continues to weigh investment alternatives of stock repurchase, new property acquisitions and dispositions when considering its cash balances and performance of the portfolio.

        The Stock Repurchase Program that was initiated in 2007 has purchased 1,249,126 Depositary Receipts through March 17, 2014 representing 30% of the outstanding class A Depositary Receipts. The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's and Joint Ventures' Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 32% of the total properties and 45% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

        At March 1, 2014, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also controls 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

        Residential tenants sign a one year lease. In 2013, tenant renewals were approximately 66% with an average rental increase of approximately 3.7%, new leases accounted for approximately 34% with rental rate increases of approximately 5.2%. In 2013, leasing commissions were approximately $109,000 compared to approximately $95,000 in 2012, an increase of approximately $14,000 (14.8%) from 2012. Tenant concessions were approximately $70,000 in 2013 compared to approximately $48,000 in 2012, an increase of approximately $22,000 (45.8%). Tenant improvements were approximately $2,205,000 in 2013, compared to approximately $1,159,000 in 2012, an increase of approximately $1,046,000 (90.2%).

        Hamilton accounted for approximately 5.1% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2013 and 5.7% in the year ended December 31, 2012. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 76.3% and 83.0% of the legal services paid for by the Partnership during the years ended December 31, 2013 and 2012, respectively.

        Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

        The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2013, Hamilton provided the Partnership approximately $627,000 in construction and architectural services, compared to $43,000 for the year ended December 31, 2012.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2013, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

        Intangible assets acquired include amounts for in-place lease values above and below market leases and tenant relationship values, which are based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

        In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of the value is prepared. The estimated future undiscounted cash flows are compared to the asset's carrying value to determine if a write-down to fair value is required.

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Partnership's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss for the years ended December 31, 2013, 2012, and 2011.

        Investments in Joint Ventures:    The Partnership accounts for its 40%-50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in

Joint Ventures, and subsequently adjusted for the Partnership's share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2013 and December 31, 2012

        The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $11,131,000 during the year ended December 31, 2013, compared to approximately $12,780,000 for the year ended December 31, 2012, a decrease of approximately $1,649,000 (12.9%).

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2014	February 1, 2013
Residential
Units	2,431	2,270
Vacancies	39	39
Vacancy rate	1.6%	1.7%
Commercial
Total square feet	108,043	108,043
Vacancy	1,062	5,500
Vacancy rate	1.0%	5.1%

	Rental Income (in thousands) Year Ended December 31,
	2013		2012
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$38,156	$37,962	$35,244	$34,784
Residential percentage	92%	92%	90%	90%
Commercial percentage	8%	8%	10%	10%
Contingent rentals	$670	$670	$661	$661

        Year Ended December 31, 2013 Compared to Year Ended December 31, 2012:

	Year Ended December 31,
			Dollar Change	Percent Change
	2013	2012
Revenues
Rental income	$37,961,599	$34,784,130	$3,177,469	9.1%
Laundry and sundry income	402,953	385,040	17,913	4.7%

	38,364,552	35,169,170	3,195,382	9.1%

Expenses
Administrative	2,116,527	1,813,150	303,377	16.7%
Depreciation and amortization	8,377,902	6,012,755	2,365,147	39.3%
Management fee	1,570,158	1,428,052	142,106	10.0%
Operating	4,201,928	3,580,690	621,238	17.3%
Renting	202,787	180,574	22,213	12.3%
Repairs and maintenance	5,815,264	5,075,037	740,227	14.6%
Taxes and insurance	4,948,569	4,299,169	649,400	15.1%

	27,233,135	22,389,427	4,843,708	21.6%

Income Before Other Income and Discontinued Operations	11,131,417	12,779,743	(1,648,326)	(12.9)%

Other Income (Expense)
Interest income	1,118	2,216	(1,098)	(49.5)%
Interest expense	(8,013,109)	(7,695,232)	(317,877)	4.1%
(Loss) from investments in unconsolidated joint ventures	(1,166,877)	(1,487,484)	320,607	(21.6)%
Other income	4,950	1,207	3,743	310.1%

	(9,173,918)	(9,179,293)	1,632	(0.0)%

Income From Continuing Operations	1,957,499	3,600,450	(1,646,694)	(45.7)%

Discontinued Operations
Income from discontinued operations	19,047	33,348	(14,301)	(42.9)%
Gain on the sale of real estate	3,678,839		3,678,839	—

	3,697,886	33,348	3,664,538	10988.8%

Net Income	$5,655,385	$3,633,798	$2,017,844	55.5%

        Rental income from continuing operations for the year ended December 31, 2013 was approximately $37,962,000, compared to approximately $34,784,000 for the year ended December 31, 2012, an increase of approximately $3,177,000 (9.1%). The factors which can be attributed to this increase are as follows: the acquisition of the Hamilton Green Apartments in July 2013 resulted in an increase in rental income of approximately $1,877,000 and rental rates increased approximately 4.0% in 2013. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, School Street, 1144 Commonwealth Avenue, Westgate Woburn, Redwood Hills, Westside Colonial and Hamilton Oaks with increases of approximately $300,000, $193,000, $180,000, $154,000, $94,000, $93,000 and $92,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

        Operating expenses from continuing operations for the year ended December 31, 2013 were approximately $27,233,000 compared to approximately $22,389,000 for the year ended December 31, 2012, an increase of approximately $4,844,000 (21.6%). The most significant factors contributing to this increase were an increase in repairs and maintenance expenses of approximately $740,000 (14.6%) due to ongoing repairs to properties in an effort to maintain occupancy; an increase in operating expenses of approximately $621,000 (17.3%) due to significant snow removal and heating costs due to a very harsh winter; an increase in taxes and insurance of approximately $649,000 (15.1%) due to an increase in real estate taxes; an increase in depreciation and amortization expenses of approximately $2,365,000 (39.3%) due to approximately $1,535,000 of depreciation and approximately $774,000 of amortization of in-place leases from the acquisition of Hamilton Green as well as capital improvements to Partnership properties; and an increase in administrative expenses of approximately $303,000 (16.7%) due to the expensing of the professional fees in connection with the abandoned refinancing. The total operating expenses increased by $4,844,000, of which approximately $3,083,000 is attributable to the acquisition of Hamilton Green.

        Interest expense for the year ended December 31, 2013 was approximately $8,013,000 compared to approximately $7,695,000 for the year ended December 31, 2012, an increase of approximately $318,000 (4.1%). This increase is due to the refinancing of four properties in 2013 and the acquisition of Hamilton Green which resulted in a higher level of debt in 2013 compared to 2012.

        At December 31, 2013, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $1,167,000 for the year ended December 31, 2013, compared to approximately $1,487,000 for the year ended December 31, 2012, a decrease in the loss of approximately $321,000 (21.6%). This decrease in loss is consistent with the continued strength in the rental real estate market including approximately 5.4% increase in revenue. Included in the loss for the year ended December 31, 2013 is depreciation and amortization expense of approximately $3,692,000. The allocable loss for the year ended December 31, 2013 associated with the October 2009 investment in Dexter Park is approximately $844,000 of which approximately $2,311,000 is depreciation and amortization.

        Interest income for the year ended December 31, 2013 was approximately $1,100 compared to approximately $2,200 for the year ended December 31, 2012, a decrease of approximately $1,100. This decrease is due to a drop in interest rates.

        In May 2013 the Partnership sold the Nashoba Apartments located in Acton, Massachusetts. The sale price was $4,300,000; the net proceeds of approximately $2,100,000 were transferred to Investment Property Exchange Services, Inc. a Qualified Intermediary. These funds were held by the intermediary in order to maintain the Partnership's ability to structure a tax free exchange in accordance with the Internal Revenue Service's rules under Sec. 1031. The gain on the sale in accordance with GAAP is approximately $3,679,000 and is included in income from discontinued operations. The proceeds were subsequently used in the acquisition of the Hamilton Green Apartments.

        As a result of the changes discussed above, net income for the year ended December 31, 2013 was approximately $5,655,000 compared to income of approximately $3,634,000 for the year ended December 31, 2012, an increase of approximately $2,018,000 (55.5%). The increase in net income is primarily due to the gain on the sale of Nashoba Apartments.

RESULTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

        The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $12,780,000 during the year ended December 31, 2012, compared to approximately $11,246,000 for the year ended December 31, 2011, an increase of approximately $1,534,000.

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2013	February 1, 2012
Residential
Units	2,270	2,270
Vacancies	39	32
Vacancy rate	1.7%	1.4%
Commercial
Total square feet	108,043	108,043
Vacancy	5,500	0
Vacancy rate	5.1%	0%

	Rental Income (in thousands) Year Ended December 31,
	2012		2011
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$35,244	$34,784	$33,958	$33,160
Residential percentage	90%	90%	90%	90%
Commercial percentage	10%	10%	10%	10%
Contingent rentals	$661	$661	$633	$633

        Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:

	Year Ended December 31,
			Dollar Change	Percent Change
	2012	2011
Revenues
Rental income	$34,784,130	$33,160,450	$1,623,680	4.9%
Laundry and sundry income	385,040	424,337	(39,297)	(9.3)%

	35,169,170	33,584,787	1,584,383	4.7%

Expenses
Administrative	1,813,150	1,695,198	117,952	7.0%
Depreciation and amortization	6,012,755	5,839,312	173,443	3.0%
Management fee	1,428,052	1,385,917	42,135	3.0%
Operating	3,580,690	4,014,770	(434,080)	(10.8)%
Renting	180,574	361,236	(180,662)	(50.0)%
Repairs and maintenance	5,075,037	4,957,167	117,870	2.4%
Taxes and insurance	4,299,169	4,085,429	213,740	5.2%

	22,389,427	22,339,029	50,398	0.2%

Income Before Other Income and Discountinued Operations	12,779,743	11,245,758	1,533,985	13.6%

Other Income (Expense)
Interest income	2,216	3,861	(1,645)	(42.6)%
Interest expense	(7,695,232)	(7,857,950)	162,718	(2.1)%
(Loss) from investments in unconsolidated joint ventures	(1,487,484)	(1,913,800)	426,316	(22.3)%
Other income	1,207	—	1,207	N/A

	(9,179,293)	(9,767,889)	588,596	(6.0)%

Income From Continuing Operations Discontinued Operations	3,600,450	1,477,869	2,122,581	143.6%

Income from discontinued operations	33,348	92,953	(59,605)	(64.1)%
Gain on the sale of real estate	—	7,720,459	(7,720,459)	(100.0)%

	33,348	7,813,412	(7,780,064)	(99.6)%

Net Income	$3,633,798	$9,291,281	$(5,657,483)	(60.9)%

        Rental income from continuing operations for the year ended December 31, 2012 was approximately $34,784,000, compared to approximately $33,160,000 for the year ended December 31, 2011, an increase of approximately $1,624,000 (4.9%). There are a number of factors which can be attributed to this increase as follows: the acquisition of the Battle Green Apartments in June 2011 resulted in an increase in rental income of approximately $430,000; and rental rate increases of approximately 4.2% in 2012. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Westgate Woburn, 1144 Commonwealth Avenue and School Street with increases of approximately $293,000, $178,000, $115,000, and $105,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

        Operating expenses from continuing operations for the year ended December 31, 2012 were approximately $22,389,000 compared to approximately $22,339,000 for the year ended December 31, 2011, an increase of approximately $50,000 (0.2%). The most significant factors contributing to this increase were an increase in taxes and insurance of approximately $214,000 (5.2%) due to increases in both insurance premiums and real estate taxes; an increase in depreciation and amortization expenses of approximately $173,000 (3.0%) due to the capital improvements to Partnership properties; an increase in repairs and maintenance expenses of approximately $118,000 (2.4%) due to repairs at the properties to maintain occupancy and an increase in administrative expenses of approximately $118,000 (7.0%) due primarily to increases in employee benefits and administrative service fees paid.

        These increases are offset by a decrease in operating expenses of approximately $434,000 (10.8%) due to a milder winter in 2012 resulting in lower snow removal and utility costs and a decrease in renting expenses of approximately $181,000 (50.0%) due to a decrease in rental commissions and related rental expenses as a result of the increased demand for apartments and the lower vacancy levels.

        Interest expense for the year ended December 31, 2012 was approximately $7,695,000 compared to approximately $7,858,000 for the year ended December 31, 2011, a decrease of approximately $163,000 (2.1%). This decrease is due to a lower level of debt in 2012 compared to 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2013 and 2012 was the collection of rents and proceeds on the sale and refinancing of real estate. The majority of cash and cash equivalents of $14,013,380 at December 31, 2013 and $6,981,906 at December 31, 2012 were held in interest bearing accounts at creditworthy financial institutions.

        This increase in cash of $7,031,474 at December 31, 2013 is summarized as follows:

	Year Ended December 31,
	2013	2012
Cash provided by operating activities	$13,439,139	$11,951,863
Cash (used in) investing activities	(22,912,720)	(1,053,399)
Cash (used in) provided by financing activities	21,493,326	(3,128,091)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,094,609)	(906,214)
Distributions paid	(3,893,662)	(3,932,410)

Net increase in cash and cash equivalents	$7,031,474	$2,931,748

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to the acquisition of Hamilton Green Apartments in July 2013 of approximately $23,000,000 as well as significant improvements to Partnership properties of approximately $4,500,000. These are offset by the sale of Nashoba Apartments in May 2013. The increase in cash provided by financing activities is due to the refinancing of the mortgages on four of the Partnership properties and net distributions from investments in unconsolidated joint ventures of approximately $2,000,000 in 2013. In 2013, the Partnership purchased a total of 22,964 Class A Depositary Receipts, 182 Class B Units and 10 General Partnership Units for a total cost of $1,094,609.

        In 2012, the Partnership purchased 24,967 Class A Depositary Receipts, 198 Class B Units and 10 General Partnership Units for a total cost of $906,214.

        During 2013, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $4,500,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, Hamilton Oaks, Redwood Hills, 62 Boylston Street, 1144 Commonwealth, Cypress Street and Clovelly Apartments at a cost of approximately $1,250,000, $372,000, $343,000, $321,000, $298,000, $297,000 and $291,000 respectively. The Partnership plans to invest approximately $3,300,000 in capital improvements in 2014.

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

        During 2013, the Partnership refinanced four properties. After paying off the existing mortgages, the net cash received from these refinancing was approximately $28,200,000. In 2013, the Partnership paid off the mortgage of approximately $3,967,000 on Hamilton Cypress, LLC.

        On July 15, 2013, the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located in Andover, Massachusetts. The purchase price was $62,500,000. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the sale of the Nashoba Apartments, and the balance from the Partnership's cash reserves. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new mortgage is $38,500,000, interest is fixed at 4.67% for 15 years, interest only for 2 years and the mortgage is amortized over 30 years. This refinancing required additional capital of approximately $1,846,000 from the Partnership.

        During the year ended December 31, 2013, the Partnership received distributions of approximately $2,976,000 from the investment properties of which $954,000 was from Dexter Park.

        In 2013 the Partnership paid four quarterly distributions of $7.50 per Unit ($0.25 per receipt) for a total payment of $3,893,662 in 2013. In 2012, the Partnership paid four quarterly distributions of an aggregate of $7.50 per Unit ($0.25 per receipt) for a total payment of $3,932,410 in 2012. In 2014, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2014.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

        As of December 31, 2013, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2013, our proportionate share of the non-recourse debt related to these investments was approximately $60,197,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnerships has e no other material contractual obligations to be disclosed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A Market risk is the exposure to loss resulting from changes in interest rates and equity prices. In pursuing its business plan, the primary market risk to which the Partnership is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Partnership's yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors.

        As of December 31, 2013, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $336,396,000 in long-term debt, substantially all of which pay interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2029. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated

Financial Statements—"Mortgage Notes Payable," Note 12 to the Consolidated Financial Statements—"Fair Value Measurements" and Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures." See note 18—Subsequent Events for additional information about the refinancing anticipated in 2013.

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-38 of this Form 10-K and are indexed herein under Item 15(a)(1).

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

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (1992)". Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2013.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2013.

        Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

        The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen and David Aloise. The directors of the General Partner hold office until their successors are duly elected and qualified.

        Ronald Brown and Harold Brown hold all of the executive officer positions of the General Partner. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

        On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of July 1, 2013, the Audit Committee consisted of Guilliaem Aertsen and David Aloise. The Board of Directors of the General Partner has determined that Guilliaem Aertsen is an audit committee financial expert, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

        The following table sets forth the name and age of each director and officer of the General Partner and each such person's principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	78	Co-General Partner since the Partnerships formation in 1977. Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985), a real estate management company; Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (1997-2004); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (1996-2002); Director and Treasurer, Brookline Greenspace Alliance (since 1999). Mr. Brown is a graduate of Northeastern University earning a B.A. degree in Mechanical Engineering and an M.S. degree in Engineering Management. Based on Mr. Brown's ownership interest in the Partnership, ownership interest in the Partnership's General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.
Harold Brown, Treasurer and Director (since 1984)	89
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

Name and Position	Age	Other Position
Guilliaem Aertsen, IV, Director (since 2002)	66
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
David Aloise, Director (since 2007)	59
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

REPORT OF THE AUDIT COMMITTEE

        The Audit Committee of NewReal Inc. (NewReal), which is the General Partner of New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), is currently comprised of Guilliaem Aertsen, IV, and David Aloise, , each of whom is an independent director of NewReal. The Audit Committee operates under a written charter.

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

        The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2013 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

        In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

        Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2013 be included in the Partnership's annual report on form 10-K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2013. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2013 was approximately $1,578,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $75,000 in 2013. The Partnership does not have a written agreement with this individual.

        In 2013, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $907,000 inclusive of construction supervision and architectural fees of approximately $78,000, rental commissions of $172,000, repairs and maintenance service fees of approximately $294,000, legal fees of approximately $214,000 and $125,000 for accounting services. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $765,000 from the 40-50% owned Investment Properties of which approximately $614,000 was the management fee, approximately $9,000 was for construction supervision and architectural fees, approximately $61,000 was for maintenance services, $61,000 for legal services, rental commissions of approximately $17,000 and $3,000 for construction costs. The Advisory Committee held 6 meetings during 2013, and a total of $30,500 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2013 and a total of $9,000 was paid for attendance and participation in such meetings.

  Compensation Committee Interlocks and Insider Participation

        The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2013 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 1, 2014, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2014, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,982,984 Depositary Receipts had been issued to approximately 1830 holders. As of March 1, 2014, there were issued and outstanding 3,963 Class A Units (not including the Depositary Receipts) held by 193 unit holders, 24,603 Class B Units and 1,295—General Partnership Units held by the persons listed below. During 2013, 396 Class A Units were exchanged for 11,880 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2013 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown		(1)(2)		(1)(2)	18,452	(3)	75	%(3)		(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Harold Brown 2013 Revocable Trust		(2)		(2)
c/o Saul Ewing LLP 131 Dartmouth Street Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	0		0
39 Brighton Avenue Allston, MA 02134
Ronald Brown	2,895	(5)	2.79	%(5)	6,151		25%			(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0		0
160 Boylston Street #2149 Chestnut Hill, MA 02467
David Aloise	0		0		0		0		0		0
241 Cottage Park Road Winthrop, MA 02152
NewReal, Inc.	333		0.32%		0		0		1,295		100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	26,823	(6)	25.89	%3(6)	24,603	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,478	(8)	6.25	%(8)	0		0		0		0
50 Udine Street Arlington, MA 02476
Harold Brown 2009 Irrevocable Trust	8,333	(9)	8.04	%(9)
39 Brighton Avenue Alston, MA 02134

(1)
As of December 31, 2013, 507,849 Depositary Receipts are held of record by the HBC Holdings, LLC (HBC). Harold Brown is the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 16,928 Class A Units (approximately 16.34% of the outstanding Class A Units).

(2)
As of December 31, 2013, Harold Brown directly owns 200,000 Depositary Receipts beneficially owned by his spouse. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to directly beneficially own approximately 6,667 Class A Units (approximately 6.44% of the outstanding Class A Units).

(3)
Consists of Class B Units held by HBC Holdings, LLC. See Note (1) above. Harold Brown, as Manager, has voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the 18,452 Class B Units held by the LLC.

(4)
Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,295 of the General Partnership Units held of record by NewReal, Inc.

(5)
Consists of 86,860 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,895 Class A Units.

(6)
Consists of the Class A Units described in Notes (1), (2) and (4) above, plus New Real, Inc. and Ronald Brown, as indicated in the table.

(7)
Includes the Class B Units described in Note (2) above.

(8)
Consists of 194,346 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,478 Class A Units.

(9)
Consists of 250,000 Depositary Receipts held by the Harold Brown 2009 Irrevocable Trust. Harold Brown is not a beneficiary of the Trust and he does not have a pecuniary interest. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trust may be deemed to beneficially own approximately 8,333 Class A Units

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 60,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 60,000 to 150,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $15.00 or less. On November 7, 2007, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2009 for up to 150,000 Depositary Receipts at prices up to $33.33 each. On November 4, 2009, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchase through September 30, 2012 for up to 150,000 Depositary Receipts at price up to $28.33 each. On November 14, 2012, Mr. Brown amended and restated the Trading Plan extending the date through which Depositary Receipts may be purchased through September 30, 2016 for up to 600,000 Depositary Receipts at prices up to $45.00.

        The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Harold Brown and Ronald Brown are brothers.

        There are no other family relationships among any of our directors. Messrs. Aertsen and Aloise representing a majority of our directors are determined to be independent under the rules of the NYSE Amex Exchange and the SEC. The board holds regularly scheduled meetings.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2013 and has reported on the 2013 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Audit Fees
Recurring annual audits and quarterly reviews	$239,000	$238,000

Subtotal	239,000	238,000

Other Audit Related Fees		—

Tax Fees
Recurring tax compliance for the Partnership, 24 subsidiary Partnerships and 20 General Partnerships	84,000	80,000
Tax Planning and research	—	—

Subtotal	84,000	80,000

Other Fees		—

Total Fees	$323,000	$318,000

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2013 and 2012 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10-K:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2013 and 2012

    Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
New England Realty Associates Limited Partnership:

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (the "Partnership") as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in partners capital and cash flows for each of the years in the three-year period ended December 31, 2013. The Partnership's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Realty Associates Limited Partnership at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MILLER WACHMAN LLP
Boston, Massachusetts March 18, 2014

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Rental Properties	$152,904,661	$94,973,600
Property Held for Sale	—	462,250
Cash and Cash Equivalents	14,013,380	6,981,906
Rents Receivable	496,149	475,083
Real Estate Tax Escrows	375,560	449,652
Prepaid Expenses and Other Assets	3,895,189	3,073,890
Investments in Unconsolidated Joint Ventures	12,025,142	13,986,173
Financing and Leasing Fees	1,635,076	1,135,936

Total Assets	$185,345,157	$121,538,490

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$198,520,478	$138,055,522
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	1,252,346	—
Accounts Payable and Accrued Expenses	3,178,495	2,361,942
Advance Rental Payments and Security Deposits	4,242,401	3,636,704

Total Liabilities	207,193,720	144,054,168
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners' Capital 129,487 and 130,444 units outstanding in 2013 and 2012 respectively	(21,848,563)	(22,515,678)

Total Liabilities and Partners' Capital	$185,345,157	$121,538,490

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
Revenues
Rental income	$37,961,599	$34,784,130	$33,160,450
Laundry and sundry income	402,953	385,040	424,337

	38,364,552	35,169,170	33,584,787

Expenses
Administrative	2,116,527	1,813,150	1,695,198
Depreciation and amortization	8,377,902	6,012,755	5,839,312
Management fee	1,570,158	1,428,052	1,385,917
Operating	4,201,928	3,580,690	4,014,770
Renting	202,787	180,574	361,236
Repairs and maintenance	5,815,264	5,075,037	4,957,167
Taxes and insurance	4,948,569	4,299,169	4,085,429

	27,233,135	22,389,427	22,339,029

Income Before Other Income and Discontinued Operations	11,131,417	12,779,743	11,245,758

Other Income (Expense)
Interest income	1,118	2,216	3,861
Interest expense	(8,013,109)	(7,695,232)	(7,857,950)
(Loss) from investments in unconsolidated joint ventures	(1,166,877)	(1,487,484)	(1,913,800)
Other income	4,950	1,207	—

	(9,173,918)	(9,179,293)	(9,767,889)

Income From Continuing Operations	1,957,499	3,600,450	1,477,869

Discontinued Operations
Income from discontinued operations	19,047	33,348	92,953
Gain on the sale of real estate	3,678,839	—	7,720,459

	3,697,886	33,348	7,813,412

Net Income	$5,655,385	$3,633,798	$9,291,281

Income per Unit
Income before discontinued operations	$15.07	$27.44	$11.24
Income from discontinued operations	28.48	0.25	59.42

Net Income per Unit	$43.55	$27.69	$70.66

Weighted Average Number of Units Outstanding	129,868	131,230	131,484

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Units						Partners's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance January 1, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(21,539,906)	$(5,111,627)	$(269,033)	$(26,920,566)
Distribution to Partners	—	—	—	—	—	—	(2,945,253)	(699,498)	(36,815)	(3,681,566)
Net Income	—	—	—	—	—	—	7,433,025	1,765,343	92,913	9,291,281

Balance December 31, 2011	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,782)	$(212,935)	$(21,310,851)
Distribution to Partners	—	—	—	—	—	—	(3,145,928)	(747,158)	(39,324)	(3,932,410)
Stock Buyback	—	—	—	—	1,040	(1,040)	(726,058)	(171,148)	(9,008)	(906,214)
Net Income	—	—	—	—	—	—	2,907,038	690,422	36,338	3,633,798

Balance December 31, 2012	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(3,114,930)	(739,796)	(38,936)	(3,893,662)
Stock Buyback	—	—	—	—	957	(957)	(877,623)	(206,137)	(10,849)	(1,094,609)
Net Income	—	—	—	—	—	—	4,524,308	1,074,523	56,554	5,655,385

Balance December 31, 2013	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$5,655,385	$3,633,798	$9,291,281

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,377,902	6,012,755	5,839,312
Loss from investments in joint ventures	1,166,877	1,487,484	1,913,800
Gain on the sale of equipment	(3,500)	—
Depreciation and amortization—discontinued operations	2,111	79,969	101,566
Gain on the sale of rental property	(3,678,839)	—	(7,720,459)
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(21,064)	(40,831)	188,692
Increase (Decrease) in accounts payable and accrued expense	816,553	108,246	(186,445)
(Increase) Decrease in real estate tax escrow	74,093	(48,327)	(99,472)
(Increase) Decrease in prepaid expenses and other assets	443,925	685,773	(432,957)
Increase in advance rental payments and security deposits	605,696	32,996	195,807

Total Adjustments	7,783,754	8,318,065	(200,156)

Net cash provided by operating activities	13,439,139	11,951,863	9,091,125

Cash Flows From Investing Activities
Proceed from unconsolidated joint ventures	1,288,077	1,366,383	1,408,950
Distribution in excess of investment in unconsolidated joint ventures	1,687,750	—	—
Investment in unconsolidated joint ventures	(929,327)	(59,383)	(26,450)
Improvement of rental properties	(4,499,924)	(2,360,399)	(2,618,794)
Proceeds from the sale of equipment	3,500	—	—
Purchase of rental properties	(22,601,774)	—	(10,041,784)
Net proceeds from the sale of rental property	2,138,978	—	8,297,928

Net cash (used in) investing activities	(22,912,720)	(1,053,399)	(2,980,150)

Cash Flows from Financing Activities
Payment of financing costs	(971,630)	(353,400)	(105,564)
Proceeds of mortgage notes payable	28,268,115	—	5,000,000
Proceeds of note payable	—	—	3,998,573
Principal payments of mortgage notes payable	(5,803,159)	(1,106,091)	(3,519,047)
Principal payments of note payable	—	(1,668,600)	(6,998,573)
Stock buyback	(1,094,609)	(906,214)	—
Distributions to partners	(3,893,662)	(3,932,410)	(3,681,566)

Net cash provided by (used in) financing activities	16,505,055	(7,966,715)	(5,306,177)

Net Increase in Cash and Cash Equivalents	7,031,474	2,931,749	804,798
Cash and Cash Equivalents, at beginning of period	6,981,906	4,050,157	3,245,361

Cash and Cash Equivalents, at end of period	$14,013,380	$6,981,906	$4,050,159

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

        Line of Business:    New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts in 1977. NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,412 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 798 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

        The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013, the carrying value of an investment fell below zero. We intend to fund our share of the investments' future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 14: Investment in Unconsolidated Joint Ventures.)

        The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and the determination of which business enterprise, if any, should consolidate the VIE (the "primary beneficiary"). Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that equity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity's performance; and(2) the obligation to absorb losses and rights to receive the returns from VIE that would be significant to the VIE

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Partnership's rental properties or investments in unconsolidated subsidiaries may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management include reviewing low leased percentages, significant near term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near term mortgage debt maturities or other factors that might impact the Partnership's intent and ability to hold property. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss since 1995.

        Revenue Recognition:    Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Contingent rent for commercial properties are received from tenants for certain costs as provided in the lease agreement. The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Rental concessions are also accounted for on the straight-line basis.

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

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

        Comprehensive Income:    Comprehensive income is defined as changes in partners' equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2013, 2012, or 2011 other than net income as reported.

        Income (Loss) Per Depositary Receipt:    Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership. All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

        Income Per Unit:    Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2013, 2012, or 2011. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2013, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At December 31, 2013 and 2012, respectively approximately $15,275,000 and $8,000,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $41,285, $52,084 and $88,585 in 2013, 2012 and 2011, respectively.

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

DECEMBER 31, 2013

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

        Interest Capitalized:    The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2013, 2012 and 2011 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2013, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2013, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at December 31, 2013 with a total of 798 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2. RENTAL PROPERTIES (Continued)

        Rental properties consist of the following:

	December 31, 2013	December 31, 2012	Useful Life
Land, improvements and parking lots	$43,919,728	$27,743,726	15–40 years
Buildings and improvements	152,130,635	118,739,283	15–40 years
Kitchen cabinets	5,956,078	3,544,868	5–10 years
Carpets	5,820,516	3,218,975	5–10 years
Air conditioning	707,928	746,043	5–10 years
Laundry equipment	404,775	378,806	5–7 years
Elevators	1,139,296	1,139,296	20–40 years
Swimming pools	444,629	235,242	10–30 years
Equipment	5,038,530	1,529,904	5–7 years
Motor vehicles	86,657	101,657	5 years
Fences	24,670	22,445	5–15 years
Furniture and fixtures	5,564,621	1,031,348	5–7 years
Smoke alarms	216,223	193,298	5–7 years

Total fixed assets	221,454,286	158,624,893
Less: Accumulated depreciation	(68,549,625)	(63,651,293)

	$152,904,661	$94,973,600

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2. RENTAL PROPERTIES (Continued)

        Real estate and accumulated depreciation as of December 31, 2013 is:

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)
		Land		Improvements	Land		Totals		Date Acquired
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$40,000,000	$2,112,000	$8,593,111	$7,329,225	$2,112,000	$15,922,336	$18,034,336	$9,643,251	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,684,432	$684,000	$3,116,000	$489,922	$684,000	$3,605,922	$4,289,922	$1,755,296	Oct. 2000
Courtyard @ Westgate Residential Units Burlington, Massachusetts	$2,000,000	$44,965	$4,478,687	$249,954	$44,965	$4,728,641	$4,773,606	$1,643,418	Sep. 2004
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,503,424	$177,610	$2,981,783	$3,159,393	$2,067,556	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$983,064	$342,000	$2,350,733	$2,692,733	$1,346,509	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$1,764,516	$1,410,000	$7,429,332	$8,839,332	$4,550,902	July 1995
Condominium Units—Riverside Residential Units Massachusetts	$—	$23,346	$190,807	$19,564	$23,346	$210,371	$233,717	$204,818	Sept. 1977
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$700,459	$91,400	$1,440,819	$1,532,219	$1,093,190	Sept. 1977
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,813,616	$1,341,737	$8,457,497	$80,805	$1,341,737	$8,538,302	$9,880,039	$1,009,136	Jun. 2011
Hamilton Cypress LLC Commercial—1031Exchange Brookline, Massachusetts	$—	$2,362,596	$4,613,985	$348,345	$2,362,596	$4,962,330	$7,324,926	$876,537	Oct. 2008
Hamilton Green Apartments Residential Apartments Andover, Massachusetts	$38,500,000	$16,054,336	$44,794,438	$125,362	$16,054,336	$44,919,800	$60,974,136	$1,534,867	Jul. 2013
Hamilton Linewt LLC Commercial—1031Exchange Newton, Massachusetts	$1,474,947	$884,042	$2,652,127	$50,608	$884,042	$2,702,735	$3,586,777	$422,799	Nov. 2007
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$1,898,324	$2,175,000	$14,223,324	$16,398,324	$7,684,626	Dec. 1999
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$387,455	$156,000	$1,021,540	$1,177,540	$592,810	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$1,929,123	$385,000	$1,540,000	$1,239,887	$385,000	$2,779,887	$3,164,887	$1,845,936	Jan. 1995

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)
		Land		Improvements	Land		Totals		Date Acquired
Nashoba Apartments L.P. Residential Apartments Acton, Massachusetts	$—	$—	$—	$—	$—	$—	$—	$—	Sold May13 Sept. 1977
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,113,360	$1,512,000	$5,701,480	$561,752	$1,512,000	$6,263,232	$7,775,232	$2,685,523	Jun. 2002
North Beacon 140 L.P. Residential Units Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$1,588,914	$936,000	$5,350,927	$6,286,927	$3,295,988	July 1995
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$1,252,182	$46,181	$2,130,505	$2,176,686	$1,374,075	Sept. 1977
River Drive L.P. Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$729,271	$72,525	$1,317,048	$1,389,573	$926,978	Sept. 1977
Redwood Hills L.P. Residential Units Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$2,285,268	$1,200,000	$7,095,872	$8,295,872	$4,190,382	July 1995
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$15,000,000	$4,686,728	$18,746,911	$(1,997,252)	$4,686,728	$16,749,659	$21,436,387	$6,647,588	Apr. 2003
Staples Plaza Strip Mall Framingham, Massachusetts	$6,000,000	$3,280,000	$4,920,000	$46,847	$3,280,000	$4,966,847	$8,246,847	$2,403,966	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$1,017,996	$1,335,000	$8,583,497	$9,918,497	$4,756,907	Dec. 1999
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$7,024,635	$417,107	$9,449,271	$9,866,378	$5,996,569	Sept. 1977

	$198,520,478	$41,773,766	$150,044,186	$29,680,527	$41,729,573	$179,724,713	$221,454,286	$68,549,627

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements, which are not significant.

(3)
In 2013, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10-39 years
Other Categories of Assets	5-10 years

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2. RENTAL PROPERTIES (Continued)

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2013	2012	2011
Rental Properties
Balance, Beginning	$158,624,893	$159,123,799	$150,818,648
Additions:
Buildings, improvements and other assets	65,349,698	2,360,399	12,444,604

	223,974,591	161,484,198	163,263,252
Deduct:
Write-off of retired or disposed assets	2,505,787	1,607,830	2,437,555
Rental properties held for sale and/or sold	14,518	1,251,475	1,701,898

Balance, Ending	$221,454,286	$158,624,893	$159,123,799

Accumulated Depreciation
Balance, Beginning	$63,651,293	$60,199,265	$58,074,391
Add:
Depreciation for the year	7,404,120	5,849,083	5,750,989

	71,844,630	66,048,348	63,825,380
Deduct:
Accumulated depreciation of retired or disposed assets	2,505,787	1,607,830	2,437,555
Accumulated depreciation of rental properties held for sale and/or sold	—	789,225	1,188,560

Balance, Ending	$68,549,625	$63,651,293	$60,199,265

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

DECEMBER 31, 2013

NOTE 2. RENTAL PROPERTIES (Continued)

$1,000,000 was received by the Partnership. The interest paid on this loan to Harold Brown in 2011 was $38,123.

        In May 2013 the Partnership sold the Nashoba Apartments located in Acton, Massachusetts. The sale price was $4,300,000; the net proceeds of approximately $2,100,000 were transferred to Investment Property Exchange Services, Inc. a Qualified Intermediary. These funds were held by the intermediary in order to maintain the Partnership's ability to structure a tax free exchange in accordance with the Internal Revenue Service's rules under Sec. 1031. The gain on the sale in accordance with GAAP is approximately $3,679,000. The proceeds were subsequently used in the acquisition of the Hamilton Green Apartments described below.

        On July 15, 2013, Hamilton Green Apartments, LLC, ("Hamilton Green") a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships. These amounts will be amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the sale of the Nashoba Apartments, and the balance from the Partnership's cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new mortgage is $38,500,000, interest is fixed at 4.67% for 15 years, interest only for 2 years and the mortgage is amortized over 30 years. This refinancing required additional capital of approximately $1,846,000 from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership's properties and 3% on Linewt. Total fees paid were approximately $1,578,000, $1,447,000 and $1,420,000 in 2013, 2012 and 2011, respectively.

        The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2013, 2012 and 2011, approximately $1,431,000, $686,000 and $758,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2013 expenses referred to above, approximately $294,000 consisted of repairs and maintenance, $339,000 of administrative expense and $172,000 for rental commission. Approximately $627,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2013, the Hamilton Company received approximately $765,000 from the Investment Properties of which approximately $614,000 was the management fee, approximately $12,000 was for construction, architectural services and supervision of capital projects, approximately $77,000 was for maintenance services and approximately $61,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

        On January 1, 2004, all employees were transferred to the Management Company's payroll. The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,926,000, $2,606,000 and $2,537,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in 2013, 2012 or 2011.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by the Management Company's accounting staff, which consists of approximately 14 people. During the years ended December 31, 2013, 2012 and 2011 the Management Company charged the Partnership $125,000 for bookkeeping and accounting services included in administrative expenses above.

        In 1996, prior to becoming an employee of the Management Company, the President of the Management Company performed asset management consulting services for the Partnership. This individual continues to perform this service and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the years ended December 31, 2013, 2012 and 2011 this individual received a quarterly fee of $18,750 for a total fee of $75,000.

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

        On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The Partnership may also prepay the note without penalty. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. In February 2012, the Partnership elected to make additional principal payments of $750,000 to HBC Holdings and the balance of $918,600 was paid in full in April 2012. The interest paid during the years ended December 31, 2012 and 2011 was $18,960 and $238,673, respectively.

        See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

        Approximately $2,053,000 and $1,919,000 of security deposits are included in prepaid expenses and other assets at December 31, 2013 and 2012, respectively. The security deposits and escrow accounts are restricted cash.

        Included in prepaid expenses and other assets at December 31, 2013 and 2012 is approximately $123,000 and $420,000, respectively, held in escrow to fund future capital improvements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 4. OTHER ASSETS (Continued)

        Intangible assets of $1,752,000 on the acquisition of Hamilton Green are included in prepaid expenses and other assets. On December 31, 2013, intangible assets are approximately $978,000 net of accumulated amortization of approximately $774,000.

        Financing fees of approximately $1,635,000 and $1,136,000 are net of accumulated amortization of approximately $548,000 and $772,000 at December 31, 2013 and 2012, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

        At December 31, 2013 and 2012, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2013, the interest rates on these loans ranged from 3.25% to 5.97%, payable in monthly installments aggregating approximately $835,000, including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At December 31, 2013, the weighted average interest rate on the above mortgages was 4.83%. The effective rate of 4.93% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership's mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

        The Partnership has pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2013 are as follows:

2014—current maturities	$8,646,000
2015	2,135,000
2016	1,184,000
2017	1,782,000
2018	7,860,000
Thereafter	176,913,000

$198,520,000

        On February 25, 2013, the Partnership paid off the mortgage of approximately $3,967,000 on Hamilton Cypress LLC. There was no penalty on the early payoff. The funds used to pay off the mortgage were from the Partnerships cash reserves.

        On March 11, 2013, the Partnership refinanced the property owned by School Street 9 LLC. The new loan is $15,000,000 with an interest rate of 3.7% due in 2023. The loan calls for interest only for three years followed by principal and interest payments over the remainder of the loan term. Principal payments will be on a 30 year amortization schedule. The Partnership paid off the prior mortgage in the amount of approximately $15,284,000 with the proceeds of the new mortgage and the Partnership's cash reserves. The costs associated with this refinancing were approximately $159,000.

        On July 7, 2013, the Partnership refinanced the property owned by Boylston Downtown LP. The new 15 year $40,000,000 mortgage has an interest rate of 3.97%. The terms of the loan are interest only for the first three years, with a 30 year amortization thereafter until maturity in August 2028. Approximately $19,500,000 of loan proceeds was used to pay off the existing mortgage. The balance of

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

the funds, approximately $20,000,000, after closing costs, was used in connection with the purchase of Hamilton Green Apartments. The costs associated with this refinancing are approximately $279,000.

        On October 1, 2013, the Partnership refinanced the property owned by Westgate Apartments LLC. The new mortgage is $15,700,000; the interest rate is 4.65%, interest only payable in 10 years. Approximately $7,616,000 of the loan proceeds was used to pay off the existing mortgage. The mortgage matures in September 2023. The costs associated with the refinancing were approximately $190,000.

        On December 20, 2013, the Partnership refinanced the property owned by Hamilton Green Apartments LLP. The new mortgage is $38,500,000; the interest rate is 4.67%; interest only for 2 years. After the first two years, the monthly payments of $198,982 for principal and interest on a 30-year amortization schedule through January 2029. The proceeds of the new mortgage as well as the Partnership's cash reserves of approximately $1,846,000 were used to pay off the prior mortgage of $40,000,000 and cover the cost of this refinancing. The costs associated with the refinancing were approximately $346,000.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2013, amounts received for prepaid rents of approximately $1,448,000 are included in cash and cash equivalents, and security deposits of approximately $2,053,000 are included in prepaid expenses and other assets and are restricted cash.

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

        In 2014, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2014 and payable on March 31, 2014, $7.50 per unit and $0.25 per receipt.

        In 2013 and 2012, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ($1.00 per receipt) each year.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 7. PARTNERS' CAPITAL (Continued)

Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2013	2012
Income per Depositary Receipt before Discontinued Operations	$0.50	$0.91
Income from Discontinued Operations	0.95	0.01

Net Income per Depositary Receipt after Discontinued Operations	$1.45	$0.92

Distributions per Depositary Receipt	$1.00	$1.00

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2013 are as follows:

Class A	40,590
Class B	9,640
General Partnership	508

50,738

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2013, the Partnership has repurchased 1,242,891 Depositary Receipts at an average price of $24.86 per receipt (or $745.80 per underlying Class A Unit), 2,103 Class B Units and 111General Partnership Units, both at an average price of $658.89 per Unit, totaling approximately $32,481,000 including brokerage fees paid by the Partnership.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 8. TREASURY UNITS (Continued)

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

        From January 1, 2014 through March 17th, 2014, the Partnership purchased a total of 6,235 Depositary Receipts. The average price was $45.56 per receipt or $1,366.87 per unit. The total cost including commission was $292,169. The Partnership is required to repurchase 49.36 Class B Units and 2.60 General Partnership Units at a cost of $67,470 and $3,551 respectively.

        During the year ended December 31, 2013, the Partnership purchased a total of 22,964 Depositary Receipts. The average price was $37.80 per receipt or $1,134 per unit. The total cost including commission was $877,623. The Partnership was required to repurchase 182 Class B Units and 10 General Partnership units at a cost of $206,137 and $10,849, respectively.

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

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2013, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 10. RENTAL INCOME (Continued)

have minimum future annual rental income on non-cancellable operating leases at December 31, 2013 as follows:

Commercial Property Leases
2014	$2,686,000
2015	2,445,000
2016	2,027,000
2017	1,339,000
2018	1,054,000
Thereafter	1,372,000

$10,923,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $670,000, $661,000 and $633,000 for the years ended December 31, 2013, 2012 and 2011 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 30% of the total commercial rental income.

        The following information is provided for commercial leases:

Through December 30,	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of annual base rent for expiring leases
2014	$364,575	18,610	11	13%
2015	264,567	8,471	8	9%
2016	610,382	27,796	5	21%
2017	510,074	14,134	7	17%
2018	298,551	8,707	6	10%
2019	611,721	21,586	4	21%
2020	64,657	1,106	1	2%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
2023	157,443	4,771	1	5%

Totals	$2,946,770	106,981	44	100%

        Rents receivable are net of an allowance for doubtful accounts of approximately $344,000 and $381,000 at December 31, 2013 and 2012. Included in rents receivable at December 31, 2013 is approximately $196,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

        Rents receivable at December 31, 2013 also includes approximately $82,000 representing the deferral of rental concession primarily related to the residential properties.

        For the year ended December 31, 2013 rent at the commercial properties includes approximately $2,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2013, 2012 and 2011, cash paid for interest was approximately $8,062,000, $7,776,000 and $8,011,000 respectively. Cash paid for state income taxes was approximately $60,000, $48,000 and $55,000 during the years ended December 31, 2013, 2012 and 2011 respectively. In 2013, the Partnership was involved in non-cash financing activities of $38,500,000 in connection with the purchase of Hamilton Green.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

        At December 31, 2013 and 2012, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

        At December 31, 2013 and 2012 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

        At December 31, 2013 and 2012, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2013 and 2012, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2013	$198,520,478	$196,059,827
At December 31, 2012	$138,055,523	$155,942,880
Investment Properties
At December 31, 2013	$137,875,515	$147,975,521
At December 31, 2012	$138,256,711	$157,983,030

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $4,300,000 less than statement income for the year ended December 31, 2013. The primary reason for the decrease is due to tax free exchanges of approximately $3,700,000 from the sale of Nashoba and accelerated tax depreciation of approximately $1,100,000 at the related acquisition of Hamilton Green and other depreciation timing difference and accelerated depreciation in prior years. The cumulative tax basis of the Partnership's real estate at December 31, 2013 is approximately $4,800,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership's tax basis in its joint venture investments is approximately $1,300,000 less than statement basis because of accelerated depreciation.

        Certain entities included in the Partnership's consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 13. TAXABLE INCOME AND TAX BASIS (Continued)

        The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Financial statement ("book") net income (loss)	$5,655	$3,634	$9,291
Book/Tax differences from depreciation and amortization	(300)	51	(1,024)
Book/Tax differences on tax free exchanges	(4,670)	266	(7,707)
Book/Tax differences from Investment Properties	400	198	(161)
Increase (Decrease) in prepaid rent and allowances	175	(40)	29
Other	50	57	7

Taxable income (loss)	$1,310	$4,166	$435

        Allowable accelerated depreciation deductions have expired for 2014. This may result in higher taxable income in future years. Future tax law changes may significantly affect taxable income.

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

        In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2005 forward.

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

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $87,411,000 at December 31, 2013. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan was four years with a

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

provision requiring payment in whole or in part upon demand by HBC with six months notice. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011, and an additional $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600 at December 31, 2011. In February 2012, the Partnership elected to make an additional principal payment of $750,000 to HBC Holdings and the balance of $918,600 was paid in April 2012. The interest paid during the year ended December 31, 2012 was $18,960. A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the "in place" leases over a 12 month period which began in November 2009. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership plans to sell the majority of units as condominium and retain 48 units for long-term investment. Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of December 31, 2013, the balance of the mortgage is approximately $4,640,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matures in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. As of February 1, 2014, 15 of the 20 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 49 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is approximately $8,235,000 amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $2,041,000 with a variable interest rate of 2.25% over the daily Libor rate (0.17% at December 31, 2013). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,870,000 at December 31, 2013. This investment is referred to as Hamilton 1025, LLC.

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

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. Hamilton on Main Apartments LLC paid a fee of approximately $400,000 in connection with this early extinguishment of debt. At December 31, 2013, the remaining balance on the mortgage is approximately $15,318,000.

        In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2013, the balance of this mortgage is approximately $5,362,000. This investment is referred to as Hamilton Minuteman, LLC.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2013

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	$8,764,215	$2,624,325	$7,494,954	$5,389,763	$1,766,132	$6,680,834	$6,778,029	$20,253,587	$102,120,964	$161,872,803
Cash & Cash Equivalents	30,360	35,644	78,691	9,085	36,423	17,861	33,921	189,004	961,622	1,392,611
Rent Receivable	31,426	—	1,512	7,970	1,251	2,766	—	5,697	91,701	142,324
Real Estate Tax Escrow	101,395	—	16,970	80,767	—	45,679	41,268	72,308	427,084	785,470
Prepaid Expenses & Other Assets	77,141	555	36,979	44,737	101,507	31,435	50,721	322,667	1,529,591	2,195,335
Financing & Leasing Fees	46,630	14,097	96,548	14,619	—	19,881	11,981	7,716	340,362	551,834

Total Assets	$9,051,167	$2,674,621	$7,725,654	$5,546,941	$1,905,314	$6,798,456	$6,915,919	$20,850,980	$105,471,324	$166,940,376

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$8,234,548	$2,041,146	$10,000,000	$4,869,583	$—	$4,639,848	$5,362,109	$15,317,643	$87,410,638	$137,875,517
Accounts Payable & Accrued Expense	44,299	6,084	60,638	50,279	16,993	7,570	73,289	290,008	944,140	1,493,299
Advance Rental Pmts& Security Deposits	167,143	—	169,709	92,057	24,687	85,413	74,615	291,825	2,121,509	3,026,957

Total Liabilities	8,445,990	2,047,230	10,230,346	5,011,919	41,680	4,732,831	5,510,013	15,899,477	90,476,287	142,395,772
Partners' Capital	605,177	627,391	(2,504,692)	535,022	1,863,634	2,065,625	1,405,906	4,951,504	14,995,037	24,544,604

Total Liabilities and Capital	$9,051,167	$2,674,621	$7,725,654	$5,546,941	$1,905,314	$6,798,456	$6,915,919	$20,850,980	$105,471,324	$166,940,376

Partners' Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$302,589	$313,695	$—	$267,511	$931,817	$1,032,812	$702,953	$2,475,752	$5,998,015	12,025,144

Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,252,346)	$—	$—	$—	$—	$—	$—	(1,252,346)

Total Investment in Unconsolidated Joint Ventures (Net)										$10,772,798

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through February 1, 2014	—	—	—	127	105	—	—	—	—	232

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of February 1, 2014	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2013

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	$1,362,012	$287,410	$1,258,313	$896,256	$261,949	$911,845	$858,492	$2,753,120	$12,851,259	$21,440,655
Laundry and Sundry Income	17,549	—	2,683	—	—	—	675	37,192	94,715	152,814

	1,379,562	287,410	1,260,996	896,256	261,949	911,845	859,167	2,790,312	12,945,974	21,593,469

Expenses
Administrative	18,330	1,370	23,813	9,552	10,134	16,291	6,206	38,144	245,444	369,284
Depreciation and Amortization	428,609	9,803	428,003	240,658	80,697	307,546	318,095	948,478	5,778,427	8,540,316
Management Fees	55,813	11,496	51,706	36,066	10,538	35,831	34,129	112,749	271,505	619,833
Operating	114,778	—	68,364	1,150	2,234	1,343	83,143	347,382	1,056,919	1,675,312
Renting	11,106	—	3,788	5,378	1,425	10,986	6,350	6,273	105,593	150,898
Repairs and Maintenance	123,702	4,950	86,844	320,348	94,640	295,144	69,057	389,671	1,051,832	2,436,188
Taxes and Insurance	216,560	49,192	114,669	151,971	42,765	146,870	121,442	342,995	1,529,605	2,716,069

	968,897	76,812	777,187	765,121	242,433	814,012	638,423	2,185,692	10,039,324	16,507,900

Income Before Other Income	410,665	210,598	483,809	131,134	19,516	97,833	220,744	604,620	2,906,650	5,085,569

Other Income (Loss)
Interest Expense	(488,369)	(58,093)	(453,197)	(284,257)	(73,819)	(267,228)	(312,507)	(822,109)	(5,016,659)	(7,776,238)
Interest Income	—	—	26	8	159	—	—	—	57	250
Interest Income from Note	—	—	—	—	3,258	—	—	—	—	3,258
Other Income (Expenses)	—	—	(68,588)	—	—	—	—	—	—	(68,588)

	(488,369)	(58,093)	(521,759)	(284,249)	(70,402)	(267,228)	(312,507)	(822,109)	(5,016,602)	(7,841,318)

Net Income (Loss)	$(77,704)	$152,505	$(37,950)	$(153,114)	$(50,886)	$(169,395)	$(91,763)	$(217,489)	$(2,109,952)	$(2,755,749)

Net Income (Loss)—NERA 50%	$(38,852)	$76,252	$(18,975)	$(76,557)	$(25,443)	$(84,697)	$(45,882)	$(108,744)		(322,898)

Net Income (Loss)—NERA 40%									$(843,981)	(843,981)

										$(1,166,879)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2013 are as follows:

Period End	Hamilon Essex 81	Hamilton Essex 81 Development	345 Franklin	Hamilton 1025	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
12/31/2014	$139,130	$53,316	$—	$69,003	$73,015	$75,575	$308,998	$1,348,742	$2,067,779
12/31/2015	141,048	1,987,830		73,077	73,941	80,036	15,008,646	1,425,814	18,790,391
12/31/2016	7,954,370		86,413	4,727,503	78,166	77,128		1,507,291	14,430,870
12/31/2017			183,627		4,414,727	5,129,371		1,593,424	11,321,149
12/31/2018			190,861					1,684,479	1,875,340
Thereafter			9,539,099					79,850,888	89,389,987

	$8,234,548	$2,041,146	$10,000,000	$4,869,583	$4,639,848	$5,362,109	$15,317,643	$87,410,638	$137,875,516

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        At December 31, 2013 the weighted average interest rate on the above mortgages was 5.38%. The effective rate was 5.52% including the amortization expense of deferred financing costs.

Summary financial information for the year ended December 31, 2012

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	$9,103,858	$2,610,574	$7,885,745	$5,621,970	$1,844,219	$6,975,854	$7,020,471	$21,148,813	$107,496,918	$169,708,422
Cash & Cash Equivalents	27,848	20,214	3,533	2,706	20,695	62,473	44,170	103,990	941,391	1,227,018
Rent Receivable	44,005	—	600	7,283	2,200	2,686	2,626	11,108	35,250	105,758
Real Estate Tax Escrow	49,793	—	20,242	74,443	—	41,225	43,612	70,364	424,159	723,838
Prepaid Expenses & Other Assets	61,895	505	75,222	33,659	127,530	14,345	48,715	154,396	1,367,274	1,883,541
Financing & Leasing Fees	64,116	4,325	8,164	19,645	5,505	26,243	15,950	14,581	399,678	558,206

Total Assets	$9,351,515	$2,635,617	$7,993,505	$5,759,706	$2,000,148	$7,122,825	$7,175,545	$21,503,252	$110,664,670	$174,206,783

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$8,352,317	$2,093,184	$6,850,179	$4,934,741	$1,668,000	$4,702,087	$5,433,472	$15,611,045	$88,611,686	$138,256,711
Accounts Payable & Accrued Expense	34,673	6,319	93,810	49,566	7,481	49,690	58,378	204,413	843,422	1,347,752
Advance Rental Pmts& Security Deposits	175,871	—	140,759	80,264	25,147	86,028	71,025	273,302	1,919,573	2,771,968

Total Liabilities	8,562,861	2,099,503	7,084,748	5,064,570	1,700,628	4,837,806	5,562,875	16,088,760	91,374,681	142,376,432
Partners' Capital	788,654	536,114	908,757	695,135	299,520	2,285,019	1,612,669	5,414,492	19,289,989	31,830,352

Total Liabilities and Capital	$9,351,515	$2,635,617	$7,993,505	$5,759,706	$2,000,148	$7,122,825	$7,175,545	$21,503,252	$110,664,670	$174,206,783

Partners' Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$394,327	$268,057	$454,379	$347,568	$149,760	$1,142,510	$806,335	$2,707,246	$7,715,996	13,986,177

Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$—	$—	$—	$—	$—	$—	$—	—

Total Investment in Unconsolidated Joint Ventures (Net)										$13,986,177

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

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

DECEMBER 31, 2013

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

										$(1,487,483)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	$9,454,959	$2,613,064	$8,229,651	$5,863,176	$1,916,445	$7,257,981	$7,256,528	$21,939,796	$112,921,940	$177,453,541
Cash & Cash Equivalents	47,526	1,529	17,027	1,848	19,416	5,026	31,125	90,940	836,347	1,050,783
Rent Receivable	73,459	—	—	15,682	—	2,512	7,457	8,593	86,722	194,425
Real Estate Tax Escrow	98,610	—	18,360	64,464	—	89,760	43,864	104,505	582,028	1,001,592
Prepaid Expenses & Other Assets	59,508	493	54,276	88,524	167,811	95,190	54,023	180,899	1,216,214	1,916,937
Financing & Leasing Fees	71,108	6,987	16,330	24,672	6,570	32,605	19,918	21,442	458,995	658,626

Total Assets	$9,805,169	$2,622,073	$8,335,644	$6,058,364	$2,110,241	$7,483,074	$7,412,916	$22,346,175	$116,102,247	$182,275,903

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$8,462,041	$2,144,796	$7,019,119	$4,995,487	$1,668,000	$4,750,000	$5,500,000	$15,887,203	$89,733,192	$140,159,839
Accounts Payable & Accrued Expense	32,238	6,309	15,323	48,236	12,682	28,690	58,596	212,224	820,603	1,234,900
Advance Rental Pmts & Security Deposits	152,940	—	114,179	69,970	20,027	85,575	69,592	257,780	1,800,113	2,570,176

Total Liabilities	8,647,219	2,151,105	7,148,621	5,113,694	1,700,709	4,864,265	5,628,188	16,357,207	92,353,908	143,964,915
Partners' Capital	1,157,950	470,968	1,187,023	944,670	409,532	2,618,809	1,784,728	5,988,968	23,748,339	38,310,988

Total Liabilities and Capital	$9,805,169	$2,622,073	$8,335,644	$6,058,364	$2,110,241	$7,483,074	$7,412,916	$22,346,175	$116,102,247	$182,275,903

Partners' Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$578,975	$235,484	$593,512	$472,335	$204,766	$1,309,404	$892,364	$2,994,484	$9,499,335	16,780,660

Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$—	$—	$—	$—	$—	$—	$—	—

Total Investment in Unconsolidated Joint Ventures (Net)										$16,780,660

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through January 25, 2012	—	—	—	127	105	—	—	—	—	232

Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of February 1, 2012	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Year ended December 31, 2011

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	$1,244,322	$255,050	$1,136,831	$816,015	$232,938	$863,657	$789,897	$2,491,957	$11,559,414	$19,390,080
Laundry and Sundry Income	16,589	—	2,367	—	—	—	1,362	20,599	97,275	138,193

	1,260,911	255,050	1,139,198	816,015	232,938	863,657	791,258	2,512,556	11,656,690	19,528,273

Expenses
Administrative	20,839	1,339	24,424	11,258	5,396	18,625	10,249	36,155	163,511	291,796
Depreciation and Amortization	424,695	8,498	443,055	257,961	103,536	329,930	322,216	965,324	5,698,657	8,553,872
Management Fees	49,677	11,040	45,829	32,120	9,486	33,916	31,666	100,581	251,071	565,386
Operating	121,521	—	66,278	1,733	239	732	54,650	371,687	929,543	1,546,382
Renting	8,058	—	19,206	13,322	1,750	8,927	3,559	15,140	144,149	214,111
Repairs and Maintenance	127,528	3,050	71,479	300,534	78,167	316,782	98,904	371,109	935,839	2,303,393
Taxes and Insurance	184,119	47,709	97,028	143,002	45,303	155,681	92,300	325,868	1,300,995	2,392,005

	936,438	71,636	767,299	759,930	243,877	864,593	613,544	2,185,864	9,423,765	15,866,945

Income Before Other Income	324,473	183,414	371,899	56,085	(10,939)	(936)	177,714	326,693	2,232,924	3,661,328

Other Income (Loss)
Interest Expense	(503,102)	(61,593)	(494,468)	(289,222)	(98,010)	(271,348)	(317,927)	(848,786)	(5,113,523)	(7,997,979)
Interest Income	0	0	49	88	457	0	0	—	3,219	3,814
Interest Income from Note	—	—	—	—	8,904	—	—	—	—	8,904
Other Income (Expenses)	(2,331)	—	(5,375)	(3,621)	—	(2,271)	(61,589)	(1,152)	(3,500)	(79,839)

	(505,433)	(61,593)	(499,793)	(292,756)	(88,649)	(273,619)	(379,515)	(849,938)	(5,113,804)	(8,065,100)

Net Income (Loss)	$(180,960)	$121,821	$(127,894)	$(236,671)	$(99,588)	$(274,555)	$(201,801)	$(523,245)	$(2,880,880)	$(4,403,772)

Net Income (Loss)—NERA 50%	$(90,480)	$60,911	$(63,947)	$(118,335)	$(49,794)	$(137,277)	$(100,900)	$(261,622)		(761,446)

Net Income (Loss)—NERA 40%									$(1,152,352)	(1,152,352)

										$(1,913,798)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

        In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income ("ASU 2013-02"), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts. The Partnership adopted the provisions of ASU 2013-02 on January 1, 2013, which did not have a significant impact on its consolidated financial statements or notes thereto.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Total Revenues	$193,480	$462,031	$799,813

Operating and other expenses	172,322	348,714	605,294
Depreciation and amortization	2,111	79,969	101,566

	174,433	428,683	706,860

Income from discontinued operations	$19,047	$33,348	$92,953

Gain on the sale of Avon Street in the second quarter of 2011:
Sale price	$8,750,000
Net book value	(594,035)
Expense of sale	(435,506)

Gain on the sale of real estate	$7,720,459

Gain on the Sale of Nashoba in the second quarter of 2013:
Sale price	$4,300,000
Net book value	(476,766)
Expense of sale	(144,395)

Gain on the sale of real estate	$3,678,839

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Revenue	$9,019,693	$9,002,762	$9,967,752	$10,374,345	$38,364,552
Expenses	5,980,237	6,113,940	7,484,223	7,654,735	27,233,135

Income Before Other Income and Discontinued Operations	3,039,456	2,888,822	2,483,529	2,719,610	11,131,417
Income (Loss) From Discontinued Operations	19,731	3,678,922	(654)	(113)	3,697,886
Other Income (Loss)	(2,157,562)	(2,098,628)	(2,515,749)	(2,401,979)	(9,173,918)

Net Income	$901,625	$4,469,116	$(32,874)	$317,518	$5,655,385

Net Income per Unit before Discontinued Operations	$6.77	$6.08	$(0.25)	$2.45	$15.07
Income per Unit from Discontinued Operations	$0.15	$28.29	$(0.01)	$0.00	$28.48

Net Income Per Unit	$6.93	$34.37	$(0.25)	$2.45	$43.55

Income Per Depositary Receipt Before Discontinued Operations	$0.23	$0.20	$(0.01)	$0.08	$0.50
Income Per Depositary Receipt From Discontinued Operations	$0.01	$0.94	$0.00	$0.00	$0.95

Net Income Per Depositary Receipt	$0.23	$1.15	$(0.01)	$0.08	$1.45

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
Revenue	$8,733,052	$8,690,579	$8,759,026	$8,986,514	$35,169,171
Expenses	5,782,391	5,346,294	5,633,984	5,626,758	22,389,427

Income Before Other Income and Discontinued Operations	2,950,661	3,344,285	3,125,042	3,359,756	12,779,744
Income (Loss) From Discontinued Operations	13,284	14,345	(6,853)	12,572	33,348
Other Income (Loss)	(2,336,991)	(2,311,368)	(2,343,736)	(2,187,198)	(9,179,293)

Net Income	$626,954	$1,047,262	$774,453	$1,185,130	$3,633,798

Net Income per Unit before Discontinued Operations	$4.67	$7.86	$5.95	$8.97	$27.44
Income per Unit from Discontinued Operations	$0.10	$0.11	$(0.05)	$0.10	$0.25

Net Income Per Unit	$4.77	$7.97	$5.90	$9.07	$27.69

Income Per Depositary Receipt Before Discontinued Operations	$0.16	$0.26	$0.20	$0.30	$0.91
Income Per Depositary Receipt From Discontinued Operations	$0.00	$0.00	$0.00	$0.00	$0.01

Net Income Per Depositary Receipt	$0.16	$0.27	$0.20	$0.30	$0.92

NOTE 18—SUBSEQUENT EVENTS

        From January 1, 2014 through March 18, 2014, the Partnership purchased a total of 6,235 Depositary Receipts. The average price was $45.56 per receipt or $1,366.87 per unit. The total cost was $292,169. The Partnership is required to repurchase 49.36 Class B Units and 2.60 General Partnership Units at a cost of $67,470 and $3,551 respectively.

        In February 2014, the Partnership paid off the mortgage on Linewt in the amount of $1,465,813 and Linhart in the amount of $1,926,272. There were no prepayment penalties. The Partnership's cash reserves were used to pay off these mortgages.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe(a)	Balance at end of Period
Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	380,708	189,946		226,849	343,805
Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	448,119	190,032		257,443	380,708
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	482,518	265,807		300,206	448,119

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
Dated: March 21, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 21, 2014
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 21, 2014
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 21, 2014
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 21, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)
Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)
(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013
(10.15)	Loan Agreement dated July 15, 2013 complete description
(21)	Subsidiaries of the Partnership.(4)
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
(101.1)
The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners' Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

(17)
Incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.

(18)
Incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.