Form 10-Q
period 2014-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2014-05-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, there were 103,242 of the registrant’s Class A units (3,097,252 Depositary Receipts) of limited partnership issued and outstanding and 24,551 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	Unaudited
ASSETS
Rental Properties	$151,211,354	$152,904,661
Cash and Cash Equivalents	10,987,525	14,013,380
Rents Receivable	502,289	496,149
Real Estate Tax Escrows	289,702	375,560
Prepaid Expenses and Other Assets	3,945,880	3,895,189
Investments in Unconsolidated Joint Ventures	11,632,341	12,025,142
Financing and Leasing Fees	1,580,506	1,635,076
Total Assets	$180,149,597	$185,345,157
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	195,073,358	198,520,478
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	1,332,797	1,252,346
Accounts Payable and Accrued Expenses	2,672,024	3,178,495
Advance Rental Payments and Security Deposits	4,298,211	4,242,401
Total Liabilities	203,376,390	207,193,720

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 129,216 and 129,487 units outstanding in 2014 and 2013 respectively	(23,226,793)	(21,848,563)
Total Liabilities and Partners’ Capital	$180,149,597	$185,345,157

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Rental income	$10,514,719	$8,924,007
Laundry and sundry income	103,209	95,686
	10,617,928	9,019,693
Expenses
Administrative	530,567	452,619
Depreciation and amortization	2,724,180	1,454,131
Management fee	427,392	369,252
Operating	1,681,934	1,432,175
Renting	36,856	29,851
Repairs and maintenance	1,211,254	1,081,279
Taxes and insurance	1,441,123	1,160,930
	8,053,306	5,980,237
Income Before Other Income and Discontinued Operations	2,564,622	3,039,456
Other Income (Expense)
Interest income	183	364
Interest expense	(2,386,167)	(1,841,069)
(Loss) from investments in unconsolidated joint ventures	(208,252)	(316,857)
	(2,594,236)	(2,157,562)
Income (loss) From Continuing Operations	(29,614)	881,894
Discontinued Operations
Income from discontinued operations	—	19,731
Net Income (Loss)	$(29,614)	$901,625

Income (loss) per Unit
Income (loss) before discontinued operations	$(0.23)	$6.77
Income from discontinued operations	—	0.15
Net Income (loss) per Unit	$(0.23)	$6.92
Weighted Average Number of Units Outstanding	129,312	130,244

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2013	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(780,238)	(185,307)	(9,753)	(975,298)
Stock Buyback					404	(404)	(321,240)	(74,335)	(3,912)	(399,487)
Net Income	—	—	—	—	—	—	721,299	171,309	9,016	901,624

Balance March 31, 2013	144,180	34,243	1,802	180,225	50,185	130,040	$(18,397,261)	$(4,361,999)	$(229,578)	$(22,988,838)

Balance January 1, 2014	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(775,366)	(184,149)	(9,692)	(969,207)
Stock Buyback	—	—	—	—	271	(271)	(305,230)	(70,470)	(3,709)	(379,409)
Net (Loss)	—	—	—	—	—	—	(23,691)	(5,627)	(296)	(29,614)
Balance March 31, 2014	144,180	34,243	1,802	180,225	51,009	129,216	$(18,589,614)	$(4,405,322)	$(231,857)	$(23,226,793)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$(29,614)	$901,625
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,724,180	1,454,131
Loss from investments in joint venture	208,252	316,857
Depreciation and amortization - discontinued operations	—	903
Change in operating assets and liabilities
Decrease(Increase) in rents receivable	(6,140)	83,323
(Decrease)in accounts payable and accrued expense	(506,471)	(395,448)
(Increase) Decrease in real estate tax escrow	85,858	104,067
(Increase) Decrease in prepaid expenses and other assets	(478,430)	410,909
Increase in advance rental payments and security deposits	55,810	91,751
Total Adjustments	2,083,059	2,066,493
Net cash provided by operating activities	2,053,445	2,968,118
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	273,083	347,659
Distribution in excess of investment in unconsolidated joint ventures	100,000	—
(Investment in) unconsolidated joint ventures	(108,083)	(7,659)
Improvement of rental properties	(548,564)	(1,207,528)
Net cash (used in) investing activities	(283,564)	(867,528)
Cash Flows from Financing Activities
Payment of financing costs	—	(140,162)
Proceeds of mortgage notes payable	—	15,000,000
Principal payments and payoffs of mortgage notes payable	(3,447,120)	(19,188,118)
Stock buyback	(379,409)	(399,487)
Distributions to partners	(969,207)	(975,298)
Net cash (used in) financing activities	(4,795,736)	(5,703,065)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,025,855)	(3,602,475)
Cash and Cash Equivalents, at beginning of period	14,013,380	6,981,906
Cash and Cash Equivalents, at end of period	$10,987,525	$3,379,431

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,412 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 797 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013, the carrying value of an investment fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 14: Investment in Unconsolidated Joint Ventures.)

The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”). Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that equity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and(2) the obligation to absorb losses and rights to receive the returns from VIE that would be significant to the VIE.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2014, 2013, or 2012 other than net income as reported.

Income (Loss) Per Depositary Receipt:  Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership. All references to Depositary Receipts in the report are reflective of the 3- for-1 forward split.

Income Per Unit:  Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2014 or 2013. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2014, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At March 31, 2014 and December 31, 2013, respectively approximately $12,033,000 and $15,275,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $30,239 and $11,535 for the three months ended March 31, 2014 and 2013, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2014 and 2013 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2014, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2014, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2014 with a total of 797 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2014	December 31, 2013	Useful Life
Land, improvements and parking lots	$43,919,728	$43,919,728	15–40 years
Buildings and improvements	152,229,117	152,130,635	15–40 years
Kitchen cabinets	6,057,285	5,956,078	5–10 years
Carpets	5,958,327	5,820,516	5–10 years
Air conditioning	707,928	707,928	5–10 years
Laundry equipment	411,837	404,775	5–7 years
Elevators	1,139,296	1,139,296	20–40 years
Swimming pools	444,629	444,629	10–30 years
Equipment	5,154,087	5,038,530	5–7 years
Motor vehicles	86,657	86,657	5 years
Fences	24,670	24,670	5–15 years
Furniture and fixtures	5,632,572	5,564,621	5–7 years
Smoke alarms	236,719	216,223	5–7 years
Total fixed assets	222,002,850	221,454,286
Less: Accumulated depreciation	(70,791,496)	(68,549,625)
	$151,211,354	$152,904,661

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

On July 15, 2013, Hamilton Green Apartments, LLC, (“Hamilton Green”) a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships. These amounts were amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the sale of the Nashoba Apartments, and the balance from the Partnership’s cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new mortgage is $38,500,000, interest is fixed at 4.67% for 15 years, interest only for 2 years and the mortgage is amortized over 30 years. This refinancing required additional capital of approximately $1,846,000 from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $427,000 and $374,000 for the three months ended March 31, 2014 and 2013, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2014 and 2013, approximately $178,000 and $214,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2014 expenses referred to above, approximately $70,000 consisted of repairs and maintenance, $82,000 of administrative expense and $6,000 for rental commission. Approximately $20,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2014, the Hamilton Company received approximately $201,000 from the Investment Properties of which approximately $160,000 was the management fee, approximately $29,000 was for maintenance services and approximately $12,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $866,000 and $752,000 for the three months ended March 31, 2014 and 2013, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions in during 2014 and 2013.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2014 and 2013 the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the three months ended March 31, 2014 and 2013 this individual received a quarterly fee of $18,750.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,078,000 and $2,053,000 of security deposits are included in prepaid expenses and other assets at March 31, 2014 and December 31, 2013, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at March 31, 2014 and December 31, 2013 approximately $137,000 and $123,000, respectively, held in escrow to fund future capital improvements.

Intangible assets of $1,752,000 on the acquisition of Hamilton Green are included in prepaid expenses and other assets.  Intangible assets are approximately $556,000 net of accumulated amortization of approximately $1,196,000 and approximately $978,000 net of accumulated amortization of approximately $774,000 at March 31, 2014 and December 31, 2013, respectively.

Included in prepaid expenses and other assets at March 31, 2014 is approximately $328,000 of deposits and prepaid financing fees for the refinancing of NERA Dean Street and Courtyard at Westgate.  See Note 5.

Financing and leasing fees of approximately $1,581,000 and $1,635,000 are net of accumulated amortization of approximately $551,000 and $548,000 at March 31, 2014 and December 31, 2013 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2014 and December 31, 2013, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2014, the interest rates on these loans ranged from 3.76% to 5.97%, payable in monthly installments aggregating approximately $819,000, including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At March 31, 2014, the weighted average interest rate on the above mortgages was 4.85%. The effective rate of 4.96% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2014 are as follows:

2015—current maturities	$7,224,000
2016	285,000
2017	1,439,000
2018	1,801,000
2019	7,880,000
Thereafter	176,444,000
$195,073,000

On February 25, 2013, the Partnership paid off the mortgage of approximately $3,967,000 on Hamilton Cypress LLC. There was no penalty on the early payoff. The funds used to pay off the mortgage were from the Partnerships cash reserves.

On March 11, 2013, the Partnership refinanced the property owned by School Street 9 LLC. The new loan is $15,000,000 with an interest rate of 3.7% due in 2023. The loan calls for interest only for three years followed by principal and interest payments over the remainder of the loan term. Principal payments will be on a 30 year amortization schedule. The Partnership paid off the prior mortgage in the amount of approximately $15,284,000 with the proceeds of the new mortgage and the Partnership’s cash reserves. The costs associated with this refinancing were approximately $159,000.

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

On December 20, 2013, the Partnership refinanced the property owned by Hamilton Green Apartments LLP. The new mortgage is $38,500,000; the interest rate is 4.67%; interest only for 2 years. After the first two years, the monthly payments of $198,982 for principal and interest on a 30-year amortization schedule through January 2029. The proceeds of the new mortgage as well as the Partnership’s cash reserves of approximately $1,846,000 were used to pay off the prior mortgage of $40,000,000 and cover the cost of this refinancing. The costs associated with the refinancing were approximately $346,000.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of $1,465,813 and Linhart in the amount of $1,926,272. There were no prepayment penalties. The Partnership’s cash reserves were used to pay off these mortgages.

On March 13, 2014, the Partnership entered into an agreement to refinance the property owned by NERA Dean Street Associates, LLC.  This refinancing is expected to close in June 2014.  The new mortgage is for $5,500,000; the interest rate is 4.22%, interest only payable in 10 years.  Approximately $5,100,000 will be used to pay off the existing mortgage.  The costs associated with this refinancing will be approximately $100,000.

The Partnership is in the process of refinancing the property owned by Courtyard at Westgate LLC.  Included in other assets is $77,500 in deposits made by the Partnership for this refinancing.  The Partnership expects to close on this refinancing in the third quarter of 2014.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2014, amounts received for prepaid rents of approximately $1,491,000 are included in cash and cash equivalents, and security deposits of approximately $2,078,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2014, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2014 and paid on March 31, 2014, $7.50 per unit and $0.25 per receipt.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months March 31,
	2014	2013
Income (loss) per Depositary Receipt before Discontinued Operations	$(0.01)	$0.23
Income from Discontinued Operations	—	—
Net Income (loss) per Depositary Receipt after Discontinued Operations	$(0.01)	$0.23
Distributions per Depositary Receipt	$0.25	$0.25

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2014 are as follows:

Class A	40,807
Class B	9,692
General Partnership	510
51,009

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary

Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2014, the Partnership has repurchased 1,249,404 Depositary Receipts at an average price of $24.97 per receipt (or $749.10 per underlying Class A Unit), 2,155 Class B Units and 114 General Partnership Units, both at an average price of $675.73 per Unit, totaling approximately $32,860,350 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2014, the Partnership purchased a total of 6,513 Depositary Receipts. The average price was $45.56 per receipt or $1,366.80 per unit. The total cost including commission was $305,230. The Partnership was required to repurchase 51.56 Class B Units and 2.71 General Partnership units at a cost of $70,470 and $3,709, respectively.

From April 1, 2014 through May 6, 2014, the Partnership purchased a total of 3,832 Depositary Receipts. The average price was $ 45.67 per receipt or $1,370.23 per unit. The total cost was $179,782. The Partnership is required to repurchase 30.34 Class B Units and 1.6 General Partnership Units at a cost of $41,568 and $2,188 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2014, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2014 as follows:

Commercial Property Leases
2015	$2,690,000
2016	2,464,000
2017	1,859,000
2018	1,275,000
2019	964,000
Thereafter	1,168,000
$10,420,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $153,000 and $175,000 for the three months ended March 31, 2014 and 2013 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through March 31,
2015	$400,427	20,511	12	14%
2016	222,798	6,307	6	7%
2017	952,072	36,644	8	32%
2018	204,433	6,611	5	7%
2019	418,871	12,467	7	14%
2020	491,401	17,826	3	17%
2021	64,657	1,106	1	2%
2022	64,800	1,800	1	2%
2023	0	0	0	0%
2024	157,443	4,771	1	5%
Totals	$2,976,902	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $391,000 and $344,000 at March 31, 2014 and December 31, 2013. Included in rents receivable at March 31, 2014 is approximately $221,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at March 31, 2014 also includes approximately $70,000 representing the deferral of rental concession primarily related to the residential properties.

For the three months ended March 31, 2014 rent at the commercial properties includes approximately $550 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2014 and 2013, cash paid for interest was approximately $1,664,000, and $1,869,000 respectively.  Cash paid for state income taxes was approximately $19,000 for both the three months ended March 31, 2014 and 2013.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2014 and December 31, 2013, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2014 and December 31, 2013 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2014 and December 31, 2013, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2014 and December 31, 2013, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2014	$195,073,358	$197,737,873
At December 31, 2013	$198,520,478	$196,059,827
Investment Properties
At March 31, 2014	$137,500,700	$147,158,784
At December 31, 2013	$137,875,515	$147,975,521

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income was approximately $4,300,000 less than statement income for the year ended December 31, 2013. The primary reason for the decrease is due to tax free exchanges of approximately $3,700,000 from the sale of Nashoba and accelerated tax depreciation of approximately $1,100,000 at the related acquisition of Hamilton Green and other depreciation timing difference and accelerated depreciation in prior years. The cumulative tax basis of the Partnership’s real estate at December 31, 2013 is approximately $4,800,000, less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,300,000 less than statement basis because of accelerated depreciation.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2007 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $87,179,000 at March 31, 2014. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The loan was paid in full in April 2012.  A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of March 31, 2014, the balance of the mortgage is approximately $4,623,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. One unit was sold during the quarter ended March 31, 2014 with a gain of approximately $ 52,000.   As of May 6, 2014, 14 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is approximately $8,202,000 amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $2,028,000 with a variable interest rate of 2.25% over the daily Libor rate (0.152% at March 31, 2014). This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,857,000 at March 31, 2014. This investment is referred to as Hamilton 1025, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. At March 31, 2014, the remaining balance on the mortgage is approximately $15,263,000.  Hamilton on Main, LLC is in the process of refinancing its mortgage and has paid approximately $339,000 in deposits for the refinancing.  These deposits are included in other assets.  The Partnership expects the closing of the refinancing will be completed in the third quarter of 2014.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At March 31, 2014, the balance of this mortgage is approximately $5,348,000. This investment is referred to as Hamilton Minuteman, LLC.

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

Summary information as of March 31, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,665,490	$2,623,618	$7,409,606	$5,331,142	$1,626,115	$6,604,500	$6,702,438	$20,026,347	$100,826,473	$159,815,729
Cash & Cash Equivalents	31,408	61,603	26,136	23,018	124,765	25,766	80,847	118	1,027,202	1,400,862
Rent Receivable	28,674	—	2,565	995	1,793	4,641	737	8,623	74,141	122,170
Real Estate Tax Escrow	101,256	—	40,681	68,445	—	37,283	35,466	43,577	339,330	666,038
Prepaid Expenses & Other Assets	71,795	222	32,078	37,561	206,859	35,603	42,400	712,377	1,607,358	2,746,253
Financing & Leasing Fees	42,259	11,982	94,884	13,363	—	18,291	10,989	6,001	325,532	523,300
Total Assets	$8,940,881	$2,697,426	$7,605,950	$5,474,523	$1,959,533	$6,726,084	$6,872,876	$20,797,043	$104,200,037	$165,274,352
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,202,370	$2,027,817	$10,000,000	$4,856,961	$—	$4,622,842	$5,348,277	$15,263,225	$87,179,208	$137,500,700
Accounts Payable & Accrued Expense	52,518	6,373	81,538	27,653	19,186	10,896	64,247	172,902	708,297	1,143,611
Advance Rental Pmts& Security Deposits	163,668	—	190,001	91,568	20,483	95,060	80,327	291,564	2,294,713	3,227,383
Total Liabilities	8,418,556	2,034,190	10,271,539	4,976,181	39,668	4,728,798	5,492,851	15,727,691	90,182,218	141,871,694
Partners’ Capital	522,325	663,236	(2,665,589)	498,342	1,919,864	1,997,286	1,380,025	5,069,351	14,017,818	23,402,658
Total Liabilities and Capital	$8,940,881	$2,697,426	$7,605,950	$5,474,523	$1,959,533	$6,726,084	$6,872,876	$20,797,043	$104,200,037	$165,274,352

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$261,162	$331,618	$—	$249,171	$959,932	$998,643	$690,012	$2,534,676	$5,607,127	11,632,342
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,332,795)	$—	$—	$—	$—	$—	$—	(1,332,795)
Total Investment in Unconsolidated Joint Ventures (Net)										$10,299,547

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 1, 2014	—	—	—	127	106	—	—	—	—	233
Unsold units	—	—	—	—	14	—	—	—	—	14
Unsold units with deposits for future sale as of May 1, 2014	—	—	—	—	—	—	—	—	—	—

Three months Ended March 31, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$328,770	$73,236	$327,740	$231,187	$62,798	$238,891	$223,942	$717,680	$3,357,055	$5,561,299
Laundry and Sundry Income	3,920	—	(423)	—	—	—	169	9,456	25,380	38,501
	332,690	73,236	327,317	231,187	62,798	238,891	224,111	727,136	3,382,434	5,599,800
Expenses
Administrative	3,178	317	6,823	1,968	705	4,845	3,003	9,485	54,543	84,868
Depreciation and Amortization	107,903	2,822	99,725	60,152	19,175	79,314	79,402	236,015	1,345,463	2,029,971
Management Fees	13,275	2,929	13,666	9,231	2,384	9,460	9,310	28,263	71,898	160,417
Operating	44,972	—	24,823	160	251	459	32,854	142,160	488,785	734,463
Renting	117	—	3,443	5,753	753	3,492	2,466	6,829	18,590	41,441
Repairs and Maintenance	32,278	—	12,337	80,443	23,824	73,437	16,887	90,518	196,494	526,219
Taxes and Insurance	58,284	13,569	29,644	40,604	11,899	40,759	29,572	95,639	381,185	701,154
	260,008	19,638	190,461	198,311	58,990	211,766	173,493	608,908	2,556,958	4,278,532
Income Before Other Income	72,682	53,598	136,856	32,876	3,808	27,125	50,619	118,227	825,476	1,321,267
Other Income (Loss)
Interest Expense	(119,368)	(13,919)	(97,753)	(69,560)	(195)	(65,465)	(76,500)	(200,379)	(1,227,695)	(1,870,833)
Interest Income	—	—	—	4	—	—	—	—	—	4
Interest Income from Note	—	—	—	—	334	—	—	—	—	334
Gain on Sale of Real Estate	—	—	—	—	52,283	—	—	—	—	52,283
	(119,368)	(13,919)	(97,753)	(69,555)	52,422	(65,465)	(76,500)	(200,379)	(1,227,695)	(1,818,212)
Net Income (Loss)	$(46,687)	$39,679	$39,104	$(36,679)	$56,230	$(38,340)	$(25,881)	$(82,152)	$(402,219)	$(496,945)
Net Income (Loss) - NERA 50%	$(23,343)	$19,840	$19,552	$(18,340)	$28,115	$(19,170)	$(12,941)	$(41,076)		(47,363)
Net Income (Loss) - NERA 40%									$(160,888)	(160,888)
										$(208,250)

Future annual mortgage maturities at March 31, 2014 are as follows:

		Hamilton
	Hamilon	Essex 81	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
Period End
3/31/2015	129,898	53,316		69,646	74,111	76,279	15,263,225	1,361,291	17,027,766
3/31/2016	142,413	1,974,501		73,013	74,975	79,962		1,439,081	3,783,946
3/31/2017	7,930,059		131,657	4,714,301	4,473,756	5,192,035		1,521,316	23,963,125
3/31/2018			185,410					1,608,251	1,793,661
3/31/2019			192,714					1,700,153	1,892,867
Thereafter			9,490,220					79,549,116	89,039,336
	$8,202,370	$2,027,817	$10,000,000	$4,856,961	$4,622,842	$5,348,277	$15,263,225	$87,179,208	$137,500,701

At March 31, 2014 the weighted average interest rate on the above mortgages was 5.38%. The effective rate was 5.46% including the amortization expense of deferred financing costs.

Summary financial information as of March 31, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$9,015,547	$2,609,952	$7,788,886	$5,563,140	$1,824,421	$6,900,646	$6,965,331	$20,884,885	$106,099,815	$167,652,623
Cash & Cash Equivalents	11,201	19,577	25,807	7,151	16,776	20,043	20,106	125,776	998,232	1,244,669
Rent Receivable	39,722		251	5,179	4,816	958	4,444	2,510	26,486	84,366
Real Estate Tax Escrow	49,793		45,617	74,350		47,332	39,197	72,665	392,816	721,770
Prepaid Expenses & Other Assets	70,830	202	102,039	36,541	135,511	16,689	48,597	202,059	1,429,338	2,041,806
Financing & Leasing Fees	59,745	2,703	21,122	18,389	4,239	24,652	14,958	12,865	384,849	543,522
Total Assets	$9,246,838	$2,632,434	$7,983,722	$5,704,750	$1,985,763	$7,010,320	$7,092,633	$21,300,760	$109,331,536	$172,288,756
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,321,852	$2,080,281	$6,806,096	$4,917,835	$1,668,000	$4,685,952	$5,414,951	$15,536,345	$88,300,726	$137,732,038
Accounts Payable & Accrued Expense	39,583	6,604	139,062	50,520	24,838	25,608	70,988	200,055	868,483	1,425,741
Advance Rental Pmts& Security Deposits	160,144		162,681	83,076	25,592	81,290	69,598	275,348	1,977,679	2,835,408
Total Liabilities	8,521,579	2,086,885	7,107,839	5,051,431	1,718,430	4,792,850	5,555,537	16,011,748	91,146,888	141,993,187
Partners’ Capital	725,259	545,549	875,883	653,319	267,333	2,217,470	1,537,096	5,289,012	18,184,648	30,295,569
Total Liabilities and Capital	$9,246,838	$2,632,434	$7,983,722	$5,704,750	$1,985,763	$7,010,320	$7,092,633	$21,300,760	$109,331,536	$172,288,756

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$362,630	$272,775	$437,942	$326,660	$133,667	$1,108,735	$768,548	$2,644,506	$7,273,859	13,329,320
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
Total Investment in Unconsolidated Joint Ventures (Net)										$13,329,320

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through April 30, 2013	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of April 30, 2013	—	—	—	—	—	—	—	—	—	—

Three Months Ended March 31, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$328,455	$71,896	$304,290	$220,217	$59,608	$219,281	$215,857	$676,946	$3,160,009	$5,256,559
Laundry and Sundry Income	3,846	—	645	—	—	—	211	9,771	21,432	35,905
	332,301	71,896	304,935	220,217	59,608	219,281	216,068	686,717	3,181,441	5,292,464
Expenses
Administrative	3,854	317	5,732	1,681	773	3,881	423	8,639	46,878	72,178
Depreciation and Amortization	105,572	2,244	105,684	60,087	21,063	76,798	78,708	244,534	1,438,457	2,133,147
Management Fees	12,252	2,876	13,075	8,959	2,338	8,464	8,537	29,041	65,010	150,552
Operating	35,066	—	25,853	260	1,579	422	23,211	113,996	328,825	529,212
Renting	9,350	—	1,766	703	—	405	2,338	1,312	11,555	27,429
Repairs and Maintenance	22,243	550	13,586	76,109	22,770	74,913	10,096	85,905	181,585	487,757
Taxes and Insurance	55,882	12,199	28,186	38,750	10,230	35,679	30,866	84,817	396,213	692,822
	244,219	18,186	193,882	186,549	58,753	200,562	154,179	568,244	2,468,523	4,093,097
Income Before Other Income	88,082	53,710	111,053	33,668	855	18,719	61,889	118,473	712,918	1,199,367
Other Income (Loss)
Interest Expense	(121,155)	(14,598)	(118,942)	(70,483)	(24,182)	(66,267)	(77,462)	(203,954)	(1,243,258)	(1,940,301)
Interest Income	—	—	12	1	45	—	—	—	—	58
Interest Income from Note	—	—	—	—	1,096	—	—	—	—	1,096
	(121,155)	(14,598)	(118,930)	(70,482)	(23,041)	(66,267)	(77,462)	(203,954)	(1,243,258)	(1,939,147)
Net Income (Loss)	$(33,073)	$39,112	$(7,877)	$(36,814)	$(22,186)	$(47,548)	$(15,573)	$(85,481)	$(530,340)	$(739,780)
Net Income (Loss) - NERA 50%	$(16,537)	$19,556	$(3,939)	$(18,407)	$(11,093)	$(23,774)	$(7,787)	$(42,741)		(104,720)
Net Income (Loss) - NERA 40%									$(212,136)	(212,136)
										$(316,856)

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Partnership’s results of operations, financial position, cash flows and disclosures will be based on the Partnership’s future disposal activity.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three months ended March 31, 2014 and 2013:

	2014	2013
Total Revenues	$0	$118,565
Operating and other expenses	0	97,931
Depreciation and amortization	0	903
	0	98,834
Income from discontinued operations	$0	$19,731

NOTE 17—SUBSEQUENT EVENTS

From April 1, 2014 through May 6, 2014, the Partnership purchased a total of 3,832 Depositary Receipts. The average price was $ 45.67 per receipt or $1,370.23 per unit. The total cost was $179,782. The Partnership is required to repurchase 30.34 Class B Units and 1.6 General Partnership Units at a cost of $41,568 and $2,188 respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2014 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Since the Partnership’s long-term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose.  If available acquisitions do not meet the Partnership’s investment criteria, the Partnership may purchase additional depositary receipts.  The Partnership will consider refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

Given the strong multifamily market, it is not surprising that the Partnership’s occupancy level is on par with the first quarter of 2013.  It is important to note that 161 additional units were added to the portfolio during the course of 2013.  Management expects the second quarter of 2014 occupancy to trend similarly to the second quarter of 2013. Revenue gains put into place in the year have borne fruit as “same store” rental increases of 6.1%.  While the urban portfolio continues to achieve rental increases greater than the suburban portfolio, the suburban portfolio is now demonstrating improved occupancy and revenue growth as compared to first quarter of 2013.  With strong occupancy and revenue growth, Management believes that the coming quarters will demonstrate another year of strong growth.  Increases in “same store” operating expenses (excluding depreciation) grew at 6.9%.  The majority of the increase is related to snow, utilities and taxes.  Daily operating expense, cleaning and bad debt are well in check.  The above mentioned increases are not expected to recur for the balance of the year.  Combined, “same store” Net Operating Income (“NOI” - income less operating expenses excluding depreciation) growth for the first quarter was 5.3%.  Given the performance in 2013 and in 2014, Management believes overall NOI and net cash flow will grow in 2014.

While 2013 was a busy year for acquisitions and financings, the Partnership is now in the process of negotiating the refinancing of three loans in 2014.  We anticipate that approximately $2,000,000 of additional funds will be raised, the interest rates on the new loans will be lower than the current rates and no principal amortization will be imposed.  This will result in an improved cash flow despite the increase in debt on these three loans.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,249,404 Depositary Receipts through March 31, 2014 or 30% of the outstanding Class A Depositary Receipts.  During the first quarter, the Partnership repurchased 6,513 Class A Depositary Receipts, 52 Class B units, and 3 General Partnership Units at a cost of approximately $305,000, $71,000 and $4,000 respectively for a total cost of approximately $380,000.  Management will continue to repurchase shares per its trading plan.  As always, Management continues to weigh investment alternatives of stock repurchase, new property acquisitions and dispositions when considering its cash balances and performance of the portfolio.

At May 6, 2014, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2014, tenant renewals were approximately 73% with an average rental increase of approximately 3.9%, new leases accounted for approximately 27% with rental rate increases of approximately 6.5%.  During the three months ended March 31, 2014, leasing commissions were approximately $1,500 compared to approximately $8,500 for the three months ended March 31, 2013, a decrease of approximately $7,000 (82.4%) from 2013. Tenant concessions were approximately $5,000 in for the three months ended March 31, 2014 compared to approximately $9,500 for the three months ended March 31, 2013, a decrease of approximately $4,500 (47.4%).  Tenant improvements were approximately $319,000 for the three months ended March 31, 2014, compared to approximately $333,000 for the three months ended March 31, 2013, a decrease of approximately $14,000 (4.2%).

Hamilton accounted for approximately 5.8% of the repair and maintenance expense paid for by the Partnership during the three months ended March 31, 2014 and 8.1% during the three months ended March 31, 2013. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $51,000 (85.7%) and approximately $57,000 (72.2%) of the legal services paid for by the Partnership during the three months ended March 31, 2014 and 2013, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the three months ended March 31, 2014, Hamilton provided the Partnership approximately $14,000 in construction and architectural services, compared to approximately $9,500 for the three months ended March 31, 2013.

Hamilton’s accounting staff, which consists of approximately 14 people, performs bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2014, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first quarter 2014.

Investments in Joint Ventures:  The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013, the carrying value of an investment fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise.

However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 14: Investment in Unconsolidated Joint Ventures.)

The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”). Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that equity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and(2) the obligation to absorb losses and rights to receive the returns from VIE that would be significant to the VIE.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and March 31, 2013

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $2,565,000 during the three months ended March 31, 2014 , compared to approximately $3,039,000 for the three months ended March 31, 2013, a decrease of approximately $475,000 (15.6%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2014	May 1, 2013
Residential
Units	2,431	2,270
Vacancies	84	70
Vacancy rate	3.5%	3.1%
Commercial
Total square feet	108,043	108,043
Vacancy	0	9,770
Vacancy rate	0%	9.0%

	Rental Income (in thousands) Three Months Ended March 31,
	2014		2013
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$10,515	$10,515	$9,042	$8,924
Residential percentage	92%	92%	91%	91%
Commercial percentage	8%	8%	9%	9%
Contingent rentals	$153	$153	$175	$175

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013:

	Three Months Ended March 31,		Dollar	Percent
	2014	2013	Change	Change
Revenues
Rental income	$10,514,719	$8,924,007	$1,590,712	17.8%
Laundry and sundry income	103,209	95,686	7,523	7.9%
	10,617,928	9,019,693	1,598,235	17.7%
Expenses
Administrative	530,567	452,619	77,948	17.2%
Depreciation and amortization	2,724,180	1,454,131	1,270,049	87.3%
Management fee	427,392	369,252	58,140	15.7%
Operating	1,681,934	1,432,175	249,759	17.4%
Renting	36,856	29,851	7,005	23.5%
Repairs and maintenance	1,211,254	1,081,279	129,975	12.0%
Taxes and insurance	1,441,123	1,160,930	280,193	24.1%
	8,053,306	5,980,237	2,073,069	34.7%
Income Before Other Income and Discontinued Operations	2,564,622	3,039,456	(474,834)	(15.6)%
Other Income (loss)
Interest income	183	364	(181)	(49.7)%
Interest expense	(2,386,167)	(1,841,069)	(545,098)	29.6%
(Loss) from investments in unconsolidated joint ventures	(208,252)	(316,857)	108,605	(34.3)%
	(2,594,236)	(2,157,562)	(436,674)	20.2%
Income (loss) From Continuing Operations	(29,614)	881,894	(911,508)	(103.4)%
Discontinued Operations
Income from discontinued operations	—	19,731	(19,731)	(100.0)%
	—	19,731	(19,731)	(144.3)%
Net Income (Loss)	$(29,614)	$901,625	$(931,239)	(103.3)%

Rental income from continuing operations for the three months ended March 31, 2014 was approximately $10,515,000, compared to approximately $8,924,000 for the three months ended March 31, 2013, an increase of approximately $1,591,000 (17.8%). The factors which can be attributed to this increase are as follows: the acquisition of the Hamilton Green Apartments in July 2013 resulted in an increase in rental income of approximately $1,043,000 and rental rates increased approximately 3.9% in 2014. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue, School Street, Westgate Woburn, North Beacon Street, and Redwood Hills with increases of approximately $107,000, $72,000, $61,000, $46,000, $42,000, $31,000 and $28,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended March 31, 2014 were approximately $8,053,000 compared to approximately $5,980,000 for the three months ended March 31, 2013, an increase of approximately $2,073,000 (34.7%).  The operating expenses associated with the acquisition of Hamilton Green are approximately $1,752,000 for the three months ended March 31, 2014.  The other factors contributing to this increase which are unrelated to Hamilton Green is an increase in administrative expenses of approximately $50,000 due to an increase in administrative salaries; an increase in operating expenses of approximately $144,000 due to increases in utility costs; an increase in taxes and insurance of approximately $99,000 due to increases in real estate taxes; and an increase in repairs and maintenance expenses of approximately $24,000 due to continued maintenance to properties in an effort to maintain occupancy.

Interest expense for the three months ended March 31, 2014 was approximately $2,386,000 compared to approximately $1,841,000 for the three months ended March 31, 2013, an increase of approximately $545,000 (29.6%). Approximately $449,000 of this increase represents the interest on the mortgage on Hamilton Green.  In addition, the Partnership refinanced four properties in 2013 which resulted in a higher level of debt in 2014 compared to 2013.

At March 31, 2014, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $208,000 for the three months ended March 31, 2014 , compared to approximately $317,000 for the three months ended March 31, 2013, a decrease in the loss of approximately $109,000 (34.4%). This decrease in loss is consistent with the continued strength in the rental real estate market including approximately 5.6% increase in revenue. Included in the loss for the three months ended March 31, 2014 is depreciation and amortization expense of approximately $880,000. The allocable loss for the three months ended March 31, 2014 associated with the October 2009 investment in Dexter Park is approximately $161,000 of which approximately $538,000 is depreciation and amortization.

Interest income for the three months ended March 31, 2014 was $183 compared to $364 for the three months ended March 31, 2013, a decrease of $183. This decrease is due to a drop in interest rates.

As a result of the changes discussed above, net loss for the three months ended March 31, 2014 was approximately $30,000 compared to income of approximately $882,000 for the three months ended March 31, 2013, a decrease in income of approximately $912,000 (103.4%). The decrease in net income is primarily due to the acquisition of Hamilton Green.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2014 was the collection of rents.  The Partnership’s principal source of cash in 2013 was the collection of rents, proceeds on the sale and refinancing of real estate. The majority of cash and cash equivalents of $10,087,525 at March 31, 2014 and $14,013,380 at December 31, 2013 were held in interest bearing accounts at creditworthy financial institutions. This decrease in cash of $3,025,856 at March 31, 2014 is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$2,053,444	$2,968,118
Cash (used in) investing activities	(283,564)	(867,528)
Cash (used in) financing activities	(3,447,120)	(4,328,280)
Repurchase of Depositary Receipts, Class B and General Partner Units	(379,409)	(399,487)
Distributions paid	(969,207)	(975,298)
Net (decrease) in cash and cash equivalents	$(3,025,856)	$(3,602,475)

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash used in investing activities is due to a decrease in the improvements to rental properties in 2014 compared to the same period in 2013.  The change in cash provided by financing activities is due to the refinancing of the mortgages in 2013 which required cash contributions to pay down some debt.  During the three months ended March 31, 2014, the Partnership purchased 6,513 Depositary Receipts for an average price of $45.56 for a total cost of $305,230; 51.56 Class B Units for a cot of $70,470 and 2.71 General Partnership Units for a cost of $3,709 or a total cost of $379,409.

During 2014, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $549,000. These improvements were funded from cash reserves. These sources have been adequate to fully fund improvements. The most significant improvements were made at Hamilton Cypress, Redwood Hills, Hamilton Green, Olde English, School Street, Westgate Woburn, and 62 Boylston Street, at a cost of approximately $80,000, $75,000, $64,000, $50,000, $35,000, $34,000, and $33,000 respectively. The Partnership plans to invest approximately $2,762,000 in capital improvements in 2014.

On March 13, 2014, the Partnership entered into an agreement to refinance the property owned by NERA Dean Street Associates, LLC.  This refinancing is expected to close in June 2014.  The new mortgage is for $5,500,000; the interest rate is 4.22%, interest only payable in 10 years.  Approximately $5,100,000 will be used to pay off the existing mortgage.  The costs associated with this refinancing will be approximately $100,000.

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

During the three months ended March 31, 2014, and 2013 the Partnership received distributions of approximately $373,000 and $340,000 from the investment properties respectively.  Included in these distributions is the amount from Dexter Park of $230,000 in each of the three months ended March 31, 2014 and 2013.

In 2014, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2014 and paid on March 31, 2014, $7.50 per unit and $0.25 per receipt.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2014, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2014, our proportionate share of the non-recourse debt related to these investments was approximately $60,032,000. See Note 14 to the Consolidated Financial Statements.

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

As of March 31, 2014, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $332,574,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2028. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements —

“Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Partnership’s management, with the participation of the Partnership’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10K for the year ended December 31, 2013.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)           Issuer Purchase of Equity Securities during the first quarter of 2014:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)
January 1 - 31, 2014	$45.49	3,994	254,370
February 1- 28, 2014	$45.65	1,829	252,541
March 1 - 31, 2014	$45.72	690	251,851
Total		6,513

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner

authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through March 31, 2014, the Partnership has repurchased 1,249,404 Depositary Receipts at an average price of $24.97 per receipt (or $749.10 per underlying Class A Unit), 2,155 Class B Units and 114 General Partnership Units, both at an average price of $675.73 per Unit, totaling approximately $ 32,860,350 including brokerage fees paid by the Partnership.

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
Dated: May 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	May 8, 2014
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	May 8, 2014
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 8, 2014
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 8, 2014
David Aloise

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Partners’ Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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