Form 10-Q
period 2014-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2014-08-08
CIK 746514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 102,891 of the registrant’s Class A units (3,086,717 Depositary Receipts) of limited partnership issued and outstanding and 24,476 Class B units issued and outstanding.

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

The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	Unaudited
ASSETS
Rental Properties	$150,029,401	$152,904,661
Cash and Cash Equivalents	12,613,346	14,013,380
Rents Receivable	556,853	496,149
Real Estate Tax Escrows	294,366	375,560
Prepaid Expenses and Other Assets	3,575,816	3,895,189
Investments in Unconsolidated Joint Ventures	10,999,842	12,025,142
Financing Fees	1,636,903	1,635,076
Total Assets	$179,706,527	$185,345,157
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	195,634,372	198,520,478
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	1,347,680	1,252,346
Accounts Payable and Accrued Expenses	2,622,206	3,178,495
Advance Rental Payments and Security Deposits	4,575,466	4,242,401
Total Liabilities	204,179,724	207,193,720

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 128,823 and 129,487 units outstanding in 2014 and 2013 respectively	(24,473,197)	(21,848,563)
Total Liabilities and Partners’ Capital	$179,706,527	$185,345,157

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Rental income	$10,439,568	$8,904,762	$20,954,287	$17,828,769
Laundry and sundry income	120,967	98,000	224,177	193,686
	10,560,535	9,002,762	21,178,464	18,022,455
Expenses
Administrative	568,915	697,238	1,099,482	1,149,855
Depreciation and amortization	2,747,467	1,479,860	5,471,646	2,933,991
Management fee	438,068	374,622	865,461	743,874
Operating	1,020,323	814,609	2,702,257	2,246,784
Renting	108,612	26,815	145,469	56,666
Repairs and maintenance	1,601,307	1,515,934	2,812,456	2,597,213
Taxes and insurance	1,351,043	1,204,862	2,792,153	2,365,792
	7,835,735	6,113,940	15,888,924	12,094,175
Income Before Other Income and Discontinued Operations	2,724,800	2,888,822	5,289,540	5,928,280
Other Income (Expense)
Interest income	199	351	382	715
Interest expense	(2,380,896)	(1,762,647)	(4,767,062)	(3,603,716)
(Loss) from investments in unconsolidated joint ventures	(62,382)	(336,332)	(270,633)	(653,189)
	(2,443,079)	(2,098,628)	(5,037,313)	(4,256,190)
Income From Continuing Operations	281,721	790,194	252,227	1,672,090
Discontinued Operations
Income from discontinued operations	—	143	—	19,873
Gain on sale of real estate	—	3,678,779	—	3,678,779
	—	3,678,922		3,698,652
Net Income	$281,721	$4,469,116	$252,227	$5,370,742

Income per Unit
Income before discontinued operations	$2.18	$6.08	$1.95	$12.85
Income from discontinued operations	—	28.29	—	28.43
Net Income per Unit	$2.18	$34.37	$1.95	$41.28
Weighted Average Number of Units Outstanding	128,988	130,040	129,149	130,114

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2013	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(1,560,476)	(370,614)	(19,506)	(1,950,596)
Stock Buyback					404	(404)	(321,240)	(74,335)	(3,912)	(399,487)
Net Income	—	—	—	—	—	—	4,296,594	1,020,441	53,707	5,370,742

Balance June 30, 2013	144,180	34,243	1,802	180,225	50,185	130,040	$(15,602,204)	$(3,698,174)	$(194,640)	$(19,495,018)

Balance January 1, 2014	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(1,548,307)	(367,723)	(19,354)	(1,935,384)
Stock Buyback	—	—	—	—	664	(664)	(757,246)	(175,019)	(9,212)	(941,477)
Net Income	—	—	—	—	—	—	201,782	47,923	2,522	252,227
Balance June 30, 2014	144,180	34,243	1,802	180,225	51,402	128,823	$(19,589,098)	$(4,639,895)	$(244,204)	$(24,473,197)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities
Net income	$252,227	$5,370,742
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(3,678,779)
Depreciation and amortization	5,471,646	2,933,991
Loss from investments in joint venture	270,633	653,189
Depreciation and amortization - discontinued operations	—	2,111
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(60,704)	45,591
(Decrease) in accounts payable and accrued expense	(556,289)	(343,127)
Decrease in real estate tax escrow	81,194	102,232
(Increase) in prepaid expenses and other assets	(434,134)	(265,100)
Increase in advance rental payments and security deposits	333,065	308,037
Total Adjustments	5,105,411	(241,855)
Net cash provided by operating activities	5,357,638	5,128,887
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	867,741	2,205,880
Net proceeds from sale of real estate	—	2,155,546
Distribution in excess of investment in unconsolidated joint ventures	100,000	—
(Investment in) unconsolidated joint ventures	(117,741)	(10,880)
Deposit and escrow held for the acquisition of real estate	—	(4,103,906)
Improvement of rental properties	(1,642,788)	(2,189,413)
Net cash (used in) investing activities	(792,788)	(1,942,773)
Cash Flows from Financing Activities
Payment of financing costs	(201,917)	(142,362)
Proceeds of mortgage notes payable	609,555	15,000,000
Principal payments and payoffs of mortgage notes payable	(3,495,661)	(19,383,890)
Stock buyback	(941,477)	(399,487)
Distributions to partners	(1,935,384)	(1,950,596)
Net cash (used in) financing activities	(5,964,884)	(6,876,335)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,400,034)	(3,690,221)
Cash and Cash Equivalents, at beginning of period	14,013,380	6,981,906
Cash and Cash Equivalents, at end of period	$12,613,346	$3,291,685

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,412 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 793 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”). Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that equity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and rights to receive the returns from VIE that would be significant to the VIE.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2014 or 2013 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2014 or 2013. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2014, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%.  At June 30, 2014 and December 31, 2013, respectively approximately $13,551,000 and $15,275,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $56,662 and $16,167 for the six months ended June 30, 2014 and 2013, respectively.

Discontinued Operations and Rental Property Held for Sale:  When significant assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2014 and 2013 there was no capitalized interest.

Extinguishment of Debt:  When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different, then they are recorded as an extinguishment of debt. However if it is determined that the refinancing is substantially the same, then they are recorded as an exchange of debt. All refinancing qualify as extinguishment of debt.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of June 30, 2014, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2014, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2014 with a total of 793 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2014	December 31, 2013	Useful Life
Land, improvements and parking lots	$44,021,654	$43,919,728	15–40 years
Buildings and improvements	152,403,653	152,130,635	15–40 years
Kitchen cabinets	6,308,459	5,956,078	5–10 years
Carpets	6,213,654	5,820,516	5–10 years
Air conditioning	720,908	707,928	5–10 years
Laundry equipment	420,737	404,775	5–7 years
Elevators	1,139,296	1,139,296	20–40 years
Swimming pools	444,629	444,629	10–30 years
Equipment	5,244,764	5,038,530	5–7 years
Motor vehicles	86,657	86,657	5 years
Fences	24,670	24,670	5–15 years
Furniture and fixtures	5,831,275	5,564,621	5–7 years
Smoke alarms	236,719	216,223	5–7 years
Total fixed assets	223,097,075	221,454,286
Less: Accumulated depreciation	(73,067,674)	(68,549,625)
	$150,029,401	$152,904,661

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $865,000 and $752,000 for the six months ended June 30, 2014 and 2013, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2014 and 2013, approximately $372,000 and $453,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2014 expenses referred to above, approximately $148,000 consisted of repairs and maintenance, $162,000 of administrative expense and $6,000 for rental commission. Approximately $56,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2014, the Hamilton Company received approximately $403,000 from the Investment Properties of which approximately $330,000 was the management fee, approximately $46,000 was for maintenance services and approximately $25,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,565,000 and $1,388,000 for the six months ended June 30, 2014 and 2013, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2014 and 2013.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2014 and 2013, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the six months ended June 30, 2014 and 2013 this individual received fees of $37,500.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,125,000 and $2,053,000 of security deposits are included in prepaid expenses and other assets at June 30, 2014 and December 31, 2013, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at June 30, 2014 and December 31, 2013 is approximately $202,000 and $123,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Hamilton Green are included in prepaid expenses and other assets.  Intangible assets are approximately $134,000 net of accumulated amortization of approximately $1,618,000 and approximately $978,000 net of accumulated amortization of approximately $774,000 at June 30, 2014 and December 31, 2013, respectively.

Included in prepaid expenses and other assets at June 30, 2014 are approximately $90,000 of deposits and prepaid financing fees for the refinancing of Westgate Apartments Burlington, LLC and approximately $215,000 of deposits to be refunded from the refinancing of NERA Dean Street.  (See Note 5.)

Financing and leasing fees of approximately $1,637,000 and $1,635,000 are net of accumulated amortization of approximately $553,000 and $548,000 at June 30, 2014 and December 31, 2013 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2014 and December 31, 2013, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2014, the interest rates on these loans ranged from 3.76% to 5.97%, payable in monthly installments aggregating approximately $808,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At June 30, 2014, the weighted average interest rate on the above mortgages was 4.82%. The effective rate of 4.94% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2014 are as follows:

2015—current maturities	$2,131,000
2016	504,000
2017	1,629,000
2018	1,821,000
2019	7,900,000
Thereafter	181,649,000
$195,634,000

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

On July 7, 2013, the Partnership refinanced the property owned by Boylston Downtown LP. The new 15 year $40,000,000 mortgage has an interest rate of 3.97%. The terms of the loan are interest only for the first three years, with a 30 year amortization thereafter until maturity in August 2028. Approximately $19,500,000 of loan proceeds was used to pay off the existing mortgage. The balance of the funds, approximately $20,000,000, after closing costs, were used in connection with the purchase of Hamilton Green Apartments. The costs associated with this refinancing are approximately $279,000.

On October 1, 2013, the Partnership refinanced the property owned by Westgate Apartments LLC. The new mortgage is $15,700,000; the interest rate is 4.65%, interest only payable in 10 years. Approximately $7,616,000 of the loan proceeds was used to pay off the existing mortgage. The mortgage matures in September 2023. The costs associated with the refinancing were approximately $190,000.

On December 20, 2013, the Partnership refinanced the property owned by Hamilton Green Apartments LLP. The new mortgage is $38,500,000; the interest rate is 4.67%; interest only for 2 years. After the first two years, principal is amortized on a 30-year amortization schedule through January 2029. The proceeds of the new mortgage as well as the Partnership’s cash reserves of approximately $1,846,000 were used to pay off the prior mortgage of $40,000,000 and cover the cost of this refinancing. The costs associated with the refinancing were approximately $346,000.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of  approximately $1,466,000 and Linhart in the amount of approximately $1,926,000. There were no prepayment penalties. The Partnership’s cash reserves were used to pay off these mortgages.

On June 11, 2014, the Partnership refinanced the property owned by NERA Dean Street Associates, LLC.  The new mortgage is $5,687,000; the interest rate is 4.22%, interest only payable in 10 years. Approximately $5,077,000 of the loan proceeds were used to pay off the existing mortgage.  The mortgage matures in June 2024. The costs associated with the refinancing were approximately $99,000.

As of June 30, 2014, the Partnership was in the process of refinancing the property owned by Westgate Apartments Burlington, LLC.  Included in prepaid expenses and other assets is approximately $90,000 in deposits and financing costs made by the Partnership for this refinancing.  The refinancing was completed on July 11, 2014.( See Note 17- Subsequent Events).

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2014, amounts received for prepaid rents of approximately $1,610,000 are included in cash and cash equivalents, and security deposits of approximately $2,125,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2014, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) on March 31and June 30, 2014.  The Board of Advisors approved a quarterly distribution of $7.50 per unit ($0.25 per receipt) payable September 30, 2014.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2014	2013
Income per Depositary Receipt before Discontinued Operations	$0.07	$0.43
Income from Discontinued Operations	0.00	0.95
Net Income per Depositary Receipt after Discontinued Operations	$0.07	$1.38
Distributions per Depositary Receipt	$0.50	$0.50

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2014 are as follows:

Class A	41,122
Class B	9,766
General Partnership	514
51,402

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2014, the Partnership has repurchased 1,258,822 Depositary Receipts at an average price of $25.13 per receipt (or $753.90 per underlying Class A Unit),  2,229 Class B Units and 117 General Partnership Units, both at an average price of $700.12 per Unit, totaling approximately $33,422,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2014, the Partnership purchased a total of 15,931  Depositary Receipts. The average price was $46.26 per receipt or $1,387.80 per unit. The total cost including commission was $757,246. The Partnership was required to repurchase 126 Class B Units and 7 General Partnership units at a cost of $175,019 and $9,212 respectively.

From July 1, 2014 through August 5, 2014, the Partnership purchased a total of 5,049 Depositary Receipts. The average price was $48.81 per receipt or $1,464.30 per unit. The total cost was $253,274. The Partnership is required to repurchase 40.0 Class B Units and 2.1 General Partnership Units at a cost of $58,532 and $3,081 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2014, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2014 as follows:

Commercial Property Leases
2015	$2,615,000
2016	2,398,000
2017	1,602,000
2018	1,231,000
2019	863,000
Thereafter	973,000
$9,682,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $315,000 and $345,000 for the six months ended June 30, 2014 and 2013 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through June 30,
2015	$400,427	20,511	12	13%
2016	718,834	26,744	8	24%
2017	525,725	18,157	7	18%
2018	352,082	10,725	7	12%
2019	206,836	6,403	4	7%
2020	556,058	18,932	4	19%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
2023	0	0	0	0%
2024	157,443	4,771	1	5%
Totals	$2,982,205	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $459,000 and $344,000 at June 30, 2014 and December 31, 2013. Included in rents receivable at June 30, 2014 is approximately $194,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at June 30, 2014 also includes approximately $49,000 representing the deferral of rental concession primarily related to the residential properties.

For the six months ended June 30, 2014 rent at the commercial properties includes approximately $1,100 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2014 and 2013, cash paid for interest was approximately $4,074,000, and $3,652,000 respectively.  Cash paid for state income taxes was approximately $49,000 and $48,000 during the six months ended June 30, 2014 and 2013 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2014 and December 31, 2013, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2014 and December 31, 2013 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2014 and December 31, 2013, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2014 and December 31, 2013, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2014	$195,634,372	$203,344,074
At December 31, 2013	$198,520,478	$196,059,827
Investment Properties
At June 30, 2014	$137,026,261	$147,317,566
At December 31, 2013	$137,875,515	$147,975,521

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

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

The Partnership adopted the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes. As a result of the implementation of the guidance, the Partnership recognized no material adjustment regarding its’ tax accounting treatment. The Partnership expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2007 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $86,875,000 at June 30, 2014. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The loan was paid in full in April 2012.  A majority of the apartments were leased at the time of the acquisition. As a result, the Partnership amortized the intangible assets associated with the “in place” leases over a 12 month period which began in November 2009. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. Gains from the sales of units were taxed at ordinary income rates. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of June 30, 2014, the balance of the mortgage is approximately $4,606,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage.  Five units have been sold during the first six months of 2014 with a gain of approximately $301,000.   As of August 5, 2014, 10 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is approximately $8,171,000, at June 30, 2014, amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $2,014,000 with a variable interest rate of 2.25% over the daily Libor rate (0.155%) at June 30, 2014. This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,840,000 at June 30, 2014. This investment is referred to as Hamilton 1025, LLC.

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

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. At June 30, 2014, the remaining balance on the mortgage is approximately $15,188,000.  Hamilton on Main, LLC is in the process of refinancing its mortgage and has paid approximately $357,000 in deposits for the refinancing.  These deposits are included in prepaid expenses and other assets on the unconsolidated joint ventures’ balance sheets.  The Partnership expects the refinancing will be completed in the fourth quarter of 2014.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At June 30, 2014, the balance of this mortgage is approximately $5,330,000. This investment is referred to as Hamilton Minuteman,  LLC.

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

Summary financial information as of June 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,575,457	$2,622,910	$7,320,301	$5,272,805	$1,148,912	$6,533,725	$6,684,183	$19,873,809	$99,637,389	$157,669,491
Cash & Cash Equivalents	76,955	104,102	107,038	6,968	57,296	1,878	66,660	23,626	968,685	1,413,209
Rent Receivable	32,918	—	15,494	2,327	3,666	6,965	5,798	11,991	141,005	220,164
Real Estate Tax Escrow	101,117	—	18,132	68,872	—	28,886	39,093	45,741	369,900	671,741
Prepaid Expenses & Other Assets	83,547	1,230	38,090	43,044	548,734	41,408	42,658	748,027	1,728,976	3,275,714
Financing & Leasing Fees	37,887	9,868	93,219	12,106	—	16,700	9,997	4,286	310,703	494,766
Total Assets	$8,907,881	$2,738,111	$7,592,274	$5,406,122	$1,758,607	$6,629,562	$6,848,389	$20,707,480	$103,156,658	$163,745,085
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,171,048	$2,014,488	$10,000,000	$4,840,484	$—	$4,606,316	$5,330,234	$15,188,407	$86,875,284	$137,026,261
Accounts Payable & Accrued Expense	59,005	5,297	57,752	30,368	18,811	12,526	47,027	155,825	698,090	1,084,701
Advance Rental Pmts& Security Deposits	223,226	—	229,882	108,125	22,824	97,026	93,312	322,519	2,645,283	3,742,197
Total Liabilities	8,453,279	2,019,785	10,287,634	4,978,977	41,635	4,715,869	5,470,574	15,666,750	90,218,657	141,853,159
Partners’ Capital	454,602	718,325	(2,695,360)	427,145	1,716,973	1,913,694	1,377,815	5,040,730	12,938,001	21,891,926
Total Liabilities and Capital	$8,907,881	$2,738,111	$7,592,274	$5,406,122	$1,758,607	$6,629,562	$6,848,389	$20,707,480	$103,156,658	$163,745,085

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$227,301	$359,163	$—	$213,573	$858,486	$956,847	$688,907	$2,520,365	$5,175,200	10,999,842
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,347,680)	$—	$—	$—	$—	$—	$—	(1,347,680)
Total Investment in Unconsolidated Joint Ventures (Net)										$9,652,162

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2014	—	—	—	127	110	—	—	—	—	237
Unsold units	—	—	—	—	10	—	—	—	—	10
Unsold units with deposits for future sale as of August 1, 2014	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$670,157	$146,472	$658,488	$447,481	$106,721	$462,103	$456,812	$1,440,362	$6,709,764	$11,098,360
Laundry and Sundry Income	8,120	—	235	—	—	—	168	19,148	48,593	76,262
	678,277	146,472	658,723	447,481	106,721	462,103	456,980	1,459,510	6,758,357	11,174,622
Expenses
Administrative	17,141	830	19,861	4,161	2,674	10,577	5,443	30,762	116,993	208,441
Depreciation and Amortization	216,170	5,644	200,104	120,320	38,350	158,697	159,254	473,132	2,694,103	4,065,772
Management Fees	29,105	5,859	28,505	18,643	4,275	18,600	18,953	57,820	148,442	330,201
Operating	68,967	—	32,593	353	605	1,039	44,102	206,470	736,853	1,090,983
Renting	10,967	—	3,623	6,376	753	5,042	6,088	18,097	57,536	108,481
Repairs and Maintenance	73,827	3,150	30,932	164,511	47,651	143,741	38,434	190,403	514,184	1,206,833
Taxes and Insurance	116,996	27,640	58,200	81,375	22,666	82,006	59,236	191,586	757,325	1,397,028
	533,173	43,123	373,817	395,737	116,973	419,702	331,509	1,168,270	5,025,436	8,407,740
Income Before Other Income	145,104	103,349	284,906	51,743	(10,252)	42,401	125,471	291,240	1,732,921	2,766,883
Other Income (Loss)
Interest Expense	(240,198)	(27,896)	(195,574)	(139,629)	(399)	(131,333)	(153,561)	(402,014)	(2,464,957)	(3,755,560)
Interest Income	—	—	—	10	—	—	—	—	—	10
Interest Income from Note	—	—	—	—	468	—	—	—	—	468
Gain on Sale of Real Estate	—	—	—	—	300,522	—	—	—	—	300,522
	(240,198)	(27,896)	(195,574)	(139,620)	300,591	(131,333)	(153,561)	(402,014)	(2,464,957)	(3,454,561)
Net Income (Loss)	$(95,094)	$75,453	$89,332	$(87,877)	$290,339	$(88,932)	$(28,090)	$(110,774)	$(732,036)	$(687,678)
Net Income (Loss) - NERA 50%	$(47,547)	$37,727	$44,666	$(43,938)	$145,170	$(44,466)	$(14,045)	$(55,386)		22,181
Net Income (Loss) - NERA 40%									$(292,814)	(292,814)
										$(270,633)

Financial information for the three months ended June 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$341,387	$73,236	$330,748	$216,294	$43,923	$223,212	$232,870	$722,682	$3,352,710	$5,537,062
Laundry and Sundry Income	4,200	—	657	—	—	—	(2)	9,692	23,213	37,761
	345,587	73,236	331,406	216,294	43,923	223,212	232,869	732,375	3,375,923	5,574,823
Expenses
Administrative	13,963	513	13,038	2,193	1,969	5,732	2,440	21,277	62,450	123,574
Depreciation and Amortization	108,267	2,823	100,379	60,167	19,175	79,383	79,852	237,117	1,348,640	2,035,802
Management Fees	15,829	2,929	14,839	9,412	1,891	9,140	9,643	29,557	76,544	169,784
Operating	23,995	—	7,770	193	355	580	11,248	64,310	248,068	356,520
Renting	10,850	—	180	624	—	1,550	3,623	11,268	38,946	67,040
Repairs and Maintenance	41,549	3,150	18,595	84,068	23,827	70,304	21,547	99,885	317,690	680,615
Taxes and Insurance	58,712	14,070	28,555	40,771	10,768	41,247	29,664	95,947	376,140	695,874
	273,165	23,485	183,356	197,427	57,984	207,936	158,017	559,361	2,468,477	4,129,208
Income Before Other Income	72,422	49,751	148,049	18,867	(14,061)	15,276	74,852	173,013	907,445	1,445,615
Other Income (Loss)
Interest Expense	(120,829)	(13,977)	(97,821)	(70,070)	(205)	(65,868)	(77,061)	(201,634)	(1,237,262)	(1,884,727)
Interest Income	—	—	—	5	—	—	—	—	—	5
Interest Income from Note	—	—	—	—	135	—	—	—	—	135
Gain on Sale of Real Estate	—	—	—	—	248,239	—	—	—	—	248,239
	(120,829)	(13,977)	(97,821)	(70,065)	248,169	(65,868)	(77,061)	(201,634)	(1,237,262)	(1,636,348)
Net Income (Loss)	$(48,407)	$35,774	$50,228	$(51,198)	$234,108	$(50,592)	$(2,209)	$(28,621)	$(329,817)	$(190,733)
Net Income (Loss) - NERA 50%	$(24,203)	$17,887	$25,114	$(25,598)	$117,054	$(25,296)	$(1,104)	$(14,310)		69,545
Net Income (Loss) - NERA 40%									$(131,927)	(131,927)
										$(62,382)

Future annual mortgage maturities at June  30, 2014 are as follows:

		Hamilton
	Hamilon	Essex 81	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Development	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
6/30/2015	133,411	53,316		70,660	75,940	77,390	15,188,407	1,571,909	17,171,033
6/30/2016	144,484	1,961,172		80,814	76,024	81,127		1,459,214	3,802,835
6/30/2017	7,893,152		177,340	4,689,009	4,454,353	5,171,718		1,542,599	23,928,170
6/30/2018			187,209					1,630,749	1,817,958
6/30/2019			194,584					1,723,938	1,918,522
Thereafter			9,440,867					78,946,875	88,387,742
	$8,171,048	$2,014,488	$10,000,000	$4,840,484	$4,606,316	$5,330,234	$15,188,407	$86,875,284	$137,026,261

At June  30, 2014 the weighted average interest rate on the above mortgages was 5.38%. The effective rate was 5.46% including the amortization expense of deferred financing costs.

Summary financial information as of June 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,947,591	$2,616,965	$7,686,993	$5,505,467	$1,805,125	$6,827,232	$6,919,386	$20,659,589	$104,817,498	$165,785,846
Cash & Cash Equivalents	3,147	29,108	231,329	9,023	23,732	10,077	25,303	174,000	659,245	1,164,964
Rent Receivable	51,079	—	8,863	6,873	4,061	4,886	9,599	10,729	104,164	200,255
Real Estate Tax Escrow	83,964	—	23,711	74,507	—	53,440	34,783	68,934	420,641	759,980
Prepaid Expenses & Other Assets	75,717	1,153	27,615	42,202	123,516	24,192	51,529	228,073	1,464,682	2,038,679
Financing & Leasing Fees	55,373	1,081	99,877	17,132	4,000	23,062	13,965	11,150	370,020	595,660
Total Assets	$9,216,871	$2,648,307	$8,078,388	$5,655,204	$1,960,434	$6,942,889	$7,054,565	$21,152,475	$107,836,250	$170,545,384
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,292,287	$2,067,378	$10,000,000	$4,901,467	$1,668,000	$4,670,319	$5,397,023	$15,462,916	$87,999,131	$140,458,521
Accounts Payable & Accrued Expense	50,228	5,461	19,140	51,107	18,669	8,192	71,192	196,455	1,019,021	1,439,465
Advance Rental Pmts& Security Deposits	176,827	—	175,850	93,473	29,033	96,673	66,703	321,725	2,059,401	3,019,685
Total Liabilities	8,519,342	2,072,839	10,194,990	5,046,047	1,715,702	4,775,184	5,534,918	15,981,096	91,077,553	144,917,671
Partners’ Capital	697,529	575,469	(2,116,602)	609,157	244,732	2,167,705	1,519,647	5,171,379	16,758,697	25,627,713
Total Liabilities and Capital	$9,216,871	$2,648,307	$8,078,388	$5,655,204	$1,960,434	$6,942,889	$7,054,565	$21,152,475	$107,836,250	$170,545,384

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$348,764	$287,734	$—	$304,578	$122,366	$1,083,852	$759,824	$2,585,689	$6,703,479	12,196,283
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,058,301)	$—	$—	$—	$—	$—	$—	(1,058,301)
Total Investment in Unconsolidated Joint Ventures (Net)										$11,137,982

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2013	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of August 1 , 2013	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$663,919	$143,792	$616,034	$441,883	$121,472	$441,443	$432,789	$1,353,188	$6,331,670	$10,546,190
Laundry and Sundry Income	8,997	—	1,933	—	—	—	675	17,281	46,429	75,315
	672,916	143,792	617,967	441,883	121,472	441,443	433,464	1,370,469	6,378,099	10,621,505
Expenses
Administrative	9,928	703	14,431	3,805	3,586	7,551	2,465	18,408	113,724	174,601
Depreciation and Amortization	212,066	4,488	215,739	120,215	41,098	153,638	157,933	488,767	2,878,479	4,272,423
Management Fees	26,015	5,752	25,782	18,186	4,987	17,887	17,076	57,339	133,507	306,531
Operating	63,549	—	40,044	712	1,962	617	41,947	191,181	564,660	904,672
Renting	9,550	—	1,788	3,925	1,425	7,250	4,042	3,305	26,654	57,939
Repairs and Maintenance	64,094	3,700	38,179	157,409	45,986	147,694	25,537	165,706	454,017	1,102,322
Taxes and Insurance	111,759	24,407	56,255	77,131	20,619	71,147	61,948	169,290	742,955	1,335,511
	496,961	39,050	392,218	381,383	119,663	405,784	310,948	1,093,996	4,913,996	8,153,999
Income Before Other Income	175,955	104,742	225,749	60,500	1,809	35,659	122,516	276,473	1,464,103	2,467,506
Other Income (Loss)
Interest Expense	(243,202)	(29,266)	(257,547)	(141,481)	(48,689)	(132,973)	(155,538)	(409,587)	(2,495,453)	(3,913,736)
Interest Income	—		30	2	86				57	175
Interest Income from Note	—				2,007					2,007
Other Income (Expenses)	—	—	(68,588)	—	—	—	—	—	—	(68,588)
	(243,202)	(29,266)	(326,105)	(141,479)	(46,596)	(132,973)	(155,538)	(409,587)	(2,495,396)	(3,980,142)
Net Income (Loss)	$(67,247)	$75,476	$(100,356)	$(80,979)	$(44,787)	$(97,314)	$(33,022)	$(133,114)	$(1,031,293)	$(1,512,636)
Net Income (Loss) - NERA 50%	$(33,624)	$37,738	$(50,178)	$(40,490)	$(22,394)	$(48,657)	$(16,511)	$(66,557)		(240,672)
Net Income (Loss) - NERA 40%									$(412,517)	(412,517)
										$(653,189)

Financial information for the three months ended June 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$335,464	$71,896	$311,745	$221,666	$61,864	$222,162	$216,932	$676,242	$3,171,661	$5,289,632
Laundry and Sundry Income	5,151	—	1,288	—	—	—	464	7,510	24,997	39,410
	340,615	71,896	313,033	221,666	61,864	222,162	217,396	683,752	3,196,658	5,329,042
Expenses
Administrative	6,074	386	8,699	2,124	2,813	3,669	2,042	9,769	66,845	102,421
Depreciation and Amortization	106,494	2,245	110,055	60,128	20,035	76,840	79,225	244,233	1,440,022	2,139,277
Management Fees	13,762	2,876	12,707	9,227	2,649	9,422	8,538	28,298	68,497	155,976
Operating	28,483	—	14,190	452	382	195	18,737	77,185	235,835	375,459
Renting	200	—	23	3,220	1,425	6,845	1,703	1,994	15,098	30,508
Repairs and Maintenance	41,851	3,150	24,593	81,300	23,216	72,781	15,442	79,801	272,433	614,567
Taxes and Insurance	55,878	12,209	28,069	38,381	10,389	35,468	31,082	84,473	346,742	642,691
	252,742	20,866	198,336	194,832	60,909	205,220	156,769	525,753	2,445,472	4,060,899
Income Before Other Income	87,873	51,030	114,697	26,834	955	16,942	60,627	157,999	751,186	1,268,143
Other Income (Loss)
Interest Expense	(122,047)	(14,668)	(138,605)	(70,998)	(24,507)	(66,707)	(78,076)	(205,633)	(1,252,195)	(1,973,436)
Interest Income	—	—	15	2	41	—	—	—	57	115
Interest Income from Note	—	—	—	—	911	—	—	—	—	911
Other Income (Expenses)	—	—	(68,588)	—	—	—	—	—	—	(68,588)
	(122,047)	(14,668)	(207,178)	(70,996)	(23,555)	(66,707)	(78,076)	(205,633)	(1,252,138)	(2,040,998)
Net Income (Loss)	$(34,174)	$36,362	$(92,481)	$(44,162)	$(22,600)	$(49,765)	$(17,449)	$(47,634)	$(500,952)	$(772,855)
Net Income (Loss) - NERA 50%	$(17,087)	$18,181	$(46,241)	$(22,081)	$(11,300)	$(24,883)	$(8,725)	$(23,817)		(135,952)
Net Income (Loss) - NERA 40%									$(200,381)	(200,381)
										$(336,332)

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

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the six months ended June 30, 2014 and 2013:

	2014	2013
Total Revenues	$—	$193,274
Operating and other expenses	—	171,290
Depreciation and amortization	—	2,111
	—	173,401
Income from discontinued operations	$—	$19,873

NOTE 17—SUBSEQUENT EVENTS

Depository Receipts

From July 1, 2014 through August 5, 2014, the Partnership purchased a total of 5,049 Depositary Receipts. The average price was $48.81  per receipt or $1,464.30 per unit. The total cost was $253,274. The Partnership is required to repurchase 40.0 Class B Units and 2.1General Partnership Units at a cost of $58,532 and $3,081 respectively.

Refinancing

On July 11, 2014, the Partnership refinanced the property owned by Westgate Apartments Burlington, LLC.  The new mortgage is $2,500,000; the interest rate is 4.31%; interest only, payable in 10 years.  Approximately $2,010,000 of loan proceeds were used to pay off the existing mortgage.  The balance of the funds is approximately $435,000 after closing costs.  The costs associated with the refinancing were approximately $90,000.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. As of August 5, 2014, no funds have been drawn on this credit line.

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 23 of its subsidiary properties and joint ventures. Pledged interests range from 49% to 100% of the Partnership’s ownership interest in the respective entities.

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum.

The line of credit agreement contains several covenants including, but not limited to, providing cash flow projections and compliance certificates, as well as other financial information. Additional covenants include certain restrictions on additional encumbrances of Partnership assets, limitations on debt, maintenance of leverage ratios, minimum tangible net worth, limitations on total aggregate indebtedness, minimum ratio of net operating income to total indebtedness debt service, disposition of properties, and other items.

See Form 8-K filed on August 6, 2014 for additional information.

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

As anticipated, the Partnership’s occupancy levels for the six months ended June 30, 2014 were on par with the first six months of 2013.  For the coming quarters, Management expects both the urban and suburban portfolio occupancy levels to exceed last year’s levels.  Revenue gains adopted last year in September continue to reveal themselves in the operating statement.  Based upon current leasing activity, Management expects continued revenue gains for the balance of the calendar year for the entire portfolio.  Local employment gains coupled with the portfolio’s curb appeal and locations combine for improving top line gains for 2014 and 2015.  Increases in “same store” revenue were  6.2% and “same store” operating expenses were up  2.4% resulting in a  9.5% increase in “same store” Net Operating Income (“NOI” — income less operating expenses excluding depreciation). Rising real estate taxes, insurance and utility costs made up for the majority of the operating cost increases.

The Partnership has successfully closed on its two scheduled refinancings for 2014.  Hamilton on Main, one of the unconsolidated joint ventures, will be refinanced in the fourth quarter.  With the current terms committed, the expected total additional funds raised by the partnership will be over $2 million. However, interest expense will decline by approximately $84,000.  Coupled with the 10 years of no principal amortization, the net cash flow will improve by over $350,000 annually or $3,500,000 for the next 10 years.

Since the first of the year Management has used existing cash reserves to purchase 15,931 Depository Receipts and anticipates a steady purchase of receipts, per its trading plan, for the balance of the year.

On July 31, 2014, the Partnership executed a $25 million line of credit.  The credit line has a three year term and can be used for acquisitions, capital improvements and to retire debt. The credit line is subject to certain covenants. ( See Note 17 - Subsequent Events to the consolidated financial statements).  As of August 5, 2014 no funds have been drawn from this credit line.  Management believes that the credit line and the Partnership’s cash reserves put the Partnership in position to capitalize on investment opportunities should they reveal themselves in the near future.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of approximately $1,466,000 and Linhart in the amount of approximately $1,926,000. There were no prepayment penalties. The Partnership’s cash reserves were used to pay off these mortgages.

On June 11, 2014, the Partnership refinanced the property owned by NERA Dean Street Associates, LLC.  The new mortgage is $5,687,000; the interest rate is 4.22%, interest only payable in 10 years. Approximately $5,077,000 of the loan proceeds were used to pay off the existing mortgage.  The mortgage matures in June 2024. The costs associated with the refinancing were approximately $99,000.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,258,822 Depositary Receipts through June 30, 2014 or 30% of the outstanding Class A Depositary Receipts.  During the second quarter, the Partnership repurchased 9,418 Class A Depositary Receipts, 75 Class B units, and 4 General Partnership Units at a cost of approximately

$452,000, $105,000 and $5,500 respectively for a total cost of  $562,500.  This purchase of receipts is in line with the Partnership’s trading plan.

At August 1, 2014, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2014, tenant renewals were approximately 66% with an average rental increase of approximately 4.3%, new leases accounted for approximately 34% with rental rate increases of approximately 7.2%.  During the six months ended June 30, 2014, leasing commissions were approximately $73,000 compared to approximately $22,000 for the six months ended June 30, 2013, an increase of approximately $51,000 (231.8%) from 2013. Tenant concessions were approximately $14,000 in for the six months ended June 30, 2014, compared to approximately $19,000 for the six months ended June 30, 2013, a decrease of approximately $5,000 (27.0%).  Tenant improvements were approximately $1,029,000 for the six months ended June 30, 2014, compared to approximately $826,000 for the six months ended June 30, 2013, an increase of approximately $203,000 (24.6%).

Hamilton accounted for approximately 5.3% of the repair and maintenance expense paid for by the Partnership during the six months ended June 30, 2014 and 6.0% during the six months ended June 30, 2013. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $99,000 (79.0%) and approximately $106,000 (74.6%) of the legal services paid for by the Partnership during the six months ended June 30, 2014 and 2013, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the six months ended June 30, 2014, Hamilton provided the Partnership approximately $43,000 in construction and architectural services, compared to approximately $34,000 for the six months ended June 30, 2013.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2014, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Discontinued Operations and Rental Property Held for Sale:  When significant assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first six months of 2014.

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

The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”). Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that equity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and rights to receive the returns from VIE that would be significant to the VIE.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and June 30, 2013

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and expense of approximately $2,725,000 during the three months ended June 30, 2014 , compared to approximately $2,889,000 for the three months ended June 30, 2013, a decrease of approximately $164,000 (5.7%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2014	August 1, 2013
Residential
Units	2,431	2,238
Vacancies	97	97
Vacancy rate	4.0%	4.3%
Commercial
Total square feet	108,043	108,043
Vacancy	0	11,603
Vacancy rate	0%	10.7%

	Rental Income (in thousands) Three Months Ended June 30,
	2014		2013
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$10,440	$10,440	$8,981	$8,905
Residential percentage	92%	92%	91%	91%
Commercial percentage	8%	8%	9%	9%
Contingent rentals	$162	$162	$170	$170

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013:

	Three Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
Revenues
Rental income	$10,439,568	$8,904,762	$1,534,806	17.2%
Laundry and sundry income	120,967	98,000	22,967	23.4%
	10,560,535	9,002,762	1,557,773	17.3%
Expenses
Administrative	568,915	697,238	(128,323)	(18.4)%
Depreciation and amortization	2,747,467	1,479,860	1,267,607	85.7%
Management fee	438,068	374,622	63,446	16.9%
Operating	1,020,323	814,609	205,714	25.3%
Renting	108,612	26,815	81,797	305.0%
Repairs and maintenance	1,601,307	1,515,934	85,373	5.6%
Taxes and insurance	1,351,043	1,204,862	146,181	12.1%
	7,835,735	6,113,940	1,721,795	28.2%
Income Before Other Income and Discontinued Operations	2,724,800	2,888,822	(164,022)	(5.7)%
Other Income (Expense)
Interest income	199	351	(152)	(43.3)%
Interest expense	(2,380,896)	(1,762,647)	(618,249)	35.1%
(Loss) from investments in unconsolidated joint ventures	(62,382)	(336,332)	273,950	(81.5)%
	(2,443,079)	(2,098,628)	(344,451)	16.4%
Income From Continuing Operations	281,721	790,194	(508,473)	(64.3)%
Discontinued Operations
Income from discontinued operations	—	143	(143)	(100.0)%
Gain on the sale of real estate from discontinued operations	—	3,678,779	(3,678,779)	(100.0)%
		3,678,922	(3,678,922)	(100.0)%
Net Income	$281,721	$4,469,116	$(4,187,395)	(93.7)%

Rental income from continuing operations for the three months ended June 30, 2014 was approximately $10,440,000, compared to approximately 8,905,000 for the three months ended June 30, 2013, an increase of approximately $1,535,000 (17.2%). The factors which can be attributed to this increase are as follows: the acquisition of the Hamilton Green Apartments in July 2013 resulted in an increase in rental income of approximately $1,001,000 and rental rate increases of approximately 6.2% in 2014. The Partnership Properties with the most significant increases in rental income include, 62 Boylston Street, Hamilton Cypress, 1144 Commonwealth Avenue, Hamilton Oaks,  Westgate Woburn, School Street and Westside Colonial  with increases of approximately $78,000, $75,000, $62,000, $55,000, $42,000, $36,000 and $34,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended June 30, 2014 were approximately $7,836,000 compared to approximately $6,114,000 for the three months ended June 30, 2013, an increase of approximately $1,722,000 (28.2%).  The operating expenses associated with  Hamilton Green are approximately $1,747,000 for the three months ended June 30, 2014. Excluding Hamilton Green’s operating expenses, there is a net decrease of approximately $34,000 in operating expenses from continuing operations for the three months ended June 30,  2014.   The  factors contributing to this net decrease, which are unrelated to Hamilton Green, are a decrease  in administrative expenses of approximately $174,000, due primarily to a decrease in financial costs; a decrease in repairs and maintenance expenses of approximately $65,000 due to less demand for repairs to the properties; an increase in operating expenses of approximately $ 99,000  due to  increases in utility costs; an increase in taxes and insurance of approximately $35,000 due to increases in real estate taxes; and an increase in renting expenses of approximately $62,000, due to an increase in rental commissions .

Interest expense for the three months ended June 30, 2014 was approximately $2,381,000 compared to approximately $1,763,000 for the three months ended June 30, 2013, an increase of approximately $618,000 (35.1%). Approximately $449,000 of this increase represents the interest on the mortgage on Hamilton Green.  In addition, the Partnership refinanced four properties in 2013 which resulted in a higher average level of debt in the first six months of 2014 compared to 2013.

At June 30, 2014, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $62,000 for the three months ended June 30, 2014 , compared to approximately $336,000 for the three months ended June 30, 2013, a decrease in the loss of approximately $274,000 (81.5%). This decrease is primarily due to a gain of approximately $248,000 on the sale of four  units at Hamilton Bay LLC. Included in the loss for the three months ended June 30, 2014 is depreciation and amortization expense of approximately $883,000. The allocable loss for the three months ended June 30, 2014 associated with the October 2009 investment in Dexter Park is approximately $132,000 of which approximately $539,000 is depreciation and amortization.

As a result of the changes discussed above, net income for the three months ended June 30, 2014 was approximately $282,000 compared to income of approximately $4,469,000 for the three months ended June 30, 2013, a decrease in income of approximately $4,187,000 (93.7%). The decrease in net income is primarily due to the gain on the sale of Nashoba Apartments in 2013 and the loss of approximately $1.2 million from Hamilton Green.

Six Months Ended June 30, 2014 Compared to  Six Months Ended June 30, 2013

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of approximately $5,289,000 for the six months ended June  30, 2014, compared to approximately $5,928,000 for the six months ended June  30, 2013, a decrease of approximately $639,000 (10.8%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Dollar	Percent
	2014	2013	Change	Change
Revenues
Rental income	$20,954,287	$17,828,769	$3,125,518	17.5%
Laundry and sundry income	224,177	193,686	30,491	15.7%
	21,178,464	18,022,455	3,156,009	17.5%
Expenses
Administrative	1,099,482	1,149,855	(50,373)	(4.4)%
Depreciation and amortization	5,471,646	2,933,991	2,537,655	86.5%
Management fee	865,461	743,874	121,587	16.3%
Operating	2,702,257	2,246,784	455,473	20.3%
Renting	145,469	56,666	88,803	156.7%
Repairs and maintenance	2,812,456	2,597,213	215,243	8.3%
Taxes and insurance	2,792,153	2,365,792	426,361	18.0%
	15,888,924	12,094,175	3,794,749	31.4%
Income Before Other Income and Discontinued Operations	5,289,540	5,928,280	(638,740)	(10.8)%
Other Income (expense)
Interest income	382	715	(333)	(46.6)%
Interest expense	(4,767,062)	(3,603,716)	(1,163,346)	32.3%
(Loss) from investments in unconsolidated joint ventures	(270,633)	(653,189)	382,556	(58.6)%
	(5,037,313)	(4,256,190)	(781,123)	18.4%
Income From Continuing Operations	252,227	1,672,090	(1,419,863)	(84.9)%
Discontinued Operations
Income from discontinued operations	—	19,873	(19,873)	(100.0)%
Gain on the sale of real estate from discontinued operations	—	3,678,779	(3,678,779)	(100.0)%
		3,698,652	(3,698,652)	(100.0)%
Net Income	$252,227	$5,370,742	$(5,118,515)	(95.3)%

Rental income from continuing operations for the six months ended June  30, 2014 was approximately $20,954,000 compared to approximately $17,829,000 for the six months ended June 30, 2013, an increase of approximately $3,125,000 (17.5%).  Rental income from Hamilton Green acquired in July 2013 represents approximately $2,044,000 of this increase.  Rental income has increased at a number of other properties due to increased demand and increases in rental rates.  The following properties experienced rental income increases:  62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue, Hamilton Cypress, Westgate Apartments, 9 School Street, and Westside Colonial,  with increases of approximately $185,000, $127,000, $123,000, $87,000, $83,000, $82,000 and $52,000 respectively.

Expenses from continuing operations for the six months ended June 30, 2014 were approximately $15,889,000 compared to approximately $12,094,000 for the six months ended June 30, 2013, an increase of approximately $3,795,000 (31.4%). The operating expenses associated with  Hamilton Green were approximately $3,499,000 for the six months ended June 30, 2014. Excluding Hamilton Green’s operating expenses, there is a net increase in operating expenses of approximately $296,000 from continuing operations for the six months ended June 30, 2014. The factors contributing to this increase which are unrelated to Hamilton Green are an increase in operating expenses of approximately $243,000, primarily due to an increase in utility costs; an increase in taxes and insurance of approximately $134,000 due to an increase in both real estate taxes and insurance, partially offset by a decrease in administrative costs of approximately $124,000, primarily due to a decrease in financial costs.

Interest expense for the six months ended June 30, 2014 was approximately $4,767,000 compared to approximately $3,604,000 for the six months ended June 30, 2013, an increase of approximately $1,163,000 (32.3%). Approximately $899,000 of this increase represents the interest on the mortgage on Hamilton Green.  In addition, the Partnership refinanced four properties in 2013 which resulted in a higher average level of debt in the first six months of 2014 compared to 2013.

At June 30, 2014, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $271,000 for the six months ended June 30, 2014 compared to a loss of approximately $653,000 for the six months ended June 30, 2013, a decrease of approximately $382,000. The decrease is primarily due to a gain of approximately $301,000 on the sale of five rental units at the property of Hamilton Bay, LLC.  Included in the loss for the six months ended June 30, 2014 is depreciation and amortization of approximately $1,763,000 compared to approximately $1,848,000 in 2013. The allocable loss for the six months ended June 30, 2014 associated with the October 2009 investment in Dexter Park is approximately $293,000 of which approximately $1,078,000 is depreciation and amortization.

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

As a result of the changes discussed above, net income for the six months ended June 30, 2014 was approximately $252,000 compared to net income of $5,371,000 a decrease of approximately $5,119,000 (95.3%).  The decrease in net income is primarily due to the gain on the sale of Nashoba Apartments in 2013, and the loss of approximately $2.4 million from Hamilton Green.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2014 was the collection of rents.  The Partnership’s principal source of cash in 2013 was the collection of rents, proceeds on the sale and refinancing of real estate. The majority of cash and cash equivalents of $12,613,346 at June 30, 2014 and $14,013,380 at December 31, 2013 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $1,400,034 at June 30, 2014 is summarized as follows:

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$5,357,638	$5,128,887
Cash (used in) investing activities	(792,788)	(1,942,773)
Cash (used in) financing activities	(3,088,023)	(4,526,252)
Repurchase of Depositary Receipts, Class B and General Partner Units	(941,477)	(399,487)
Distributions paid	(1,935,384)	(1,950,596)
Net (decrease) in cash and cash equivalents	$(1,400,034)	$(3,690,221)

The increase in cash provided by operating activities is primarily due to an increase in  rent collections and a decrease in cash operating expenses. The decrease in cash used in investing activities is due to a decrease in the improvements to rental properties in 2014 compared to the same period in 2013.  The change in cash used in financing activities is due to the refinancing of the mortgages which required more cash contributions in 2013 compared to 2014.

During the six months ended June 30, 2014, the Partnership purchased 15,931 Depositary Receipts for an average price of $46.26 for a total cost of $757,246; 126 Class B Units for a cost of $175,019 and 7 General Partnership Units for a cost of $9,212 for a total cost of $941,477.

During 2014, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $1,643,000. These improvements were funded from cash reserves. These sources have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills,1137 Commonwealth, Hamilton Green,   Westgate Woburn, and Westside Colonial, at a cost of approximately $220,000, $177,000, $162,000, $156,000, and $141,000 respectively. The Partnership plans to invest approximately $1,667,000 in additional capital improvements in 2014.

On June 11, 2014, the Partnership refinanced the property owned by NERA Dean Street Associates, LLC.  The new mortgage is $5,687,000; the interest rate is 4.22%, interest only, payable in 10 years. Approximately $5,077,000 of the loan proceeds were used to pay off the existing mortgage.  The mortgage matures in June 2024. The costs associated with the refinancing were approximately $99,000. Approximately $610,000 in cash was received from this refinancing.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of approximately $1,466,000 and Linhart in the amount of approximately $1,926,000.

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

During the six months ended June 30, 2014 and 2013 the Partnership received distributions of approximately $968,000 and $2,206,000 from the investment properties respectively.  Included in these distributions is the amount from Dexter Park of $530,000 and $600,000 for the six months ended June 30, 2014 and 2013 respectively.  The Partnership received distributions of approximately $1,463,000 from 345 Franklin Street LLC in the first six months of 2013, primarily due to the refinancing of the property.

In 2014, the Partnership approved distributions of $7.50 per unit ($0.25 per receipt) payable on March 31, 2014, June 30, 2014, and September 30, 2014.

The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations, pay distributions, make required debt payments and to finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2014, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2014, our proportionate share of the non-recourse debt related to these investments was approximately $59,826,000. See Note 14 to the Consolidated Financial Statements.

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

As of June 30, 2014, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $332,661,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2028. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

                There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)           Issuer Purchase of Equity Securities during the second quarter of 2014:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)
April 1-30, 2014	$46.95	3,547	248,304
May 1-31, 2014	$47.73	4,516	243,788
June 1-30, 2014	$51.61	1,355	242,433
Total		9,418

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through June 30, 2014, the Partnership has repurchased 1,258,822 Depositary Receipts at an average price of $25.13 per receipt (or $753.90 per underlying Class A Unit), 2,229 Class B Units and 117 General Partnership Units, both at an average price of $700.12 per Unit, totaling approximately $ 33,422,000 including brokerage fees paid by the Partnership.

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
Dated: August 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal	August 8, 2014
Ronald Brown	Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal	August 8, 2014
Harold Brown	Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 8, 2014
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 8, 2014
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	August 8, 2014
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).