Form 10-Q
period 2014-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2014-11-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, there were 102,550 of the registrant’s Class A units (3,076,500 Depositary Receipts) of limited partnership issued and outstanding and 24,397 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Rental Properties	$149,759,026	$152,904,661
Cash and Cash Equivalents	13,744,651	14,013,380
Rents Receivable	568,560	496,149
Real Estate Tax Escrows	304,398	375,560
Prepaid Expenses and Other Assets	3,364,841	3,895,189
Investments in Unconsolidated Joint Ventures	9,343,093	12,025,142
Financing Fees	1,775,187	1,635,076
Total Assets	$178,859,756	$185,345,157
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	196,103,164	198,520,478
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	1,375,332	1,252,346
Accounts Payable and Accrued Expenses	2,908,670	3,178,495
Advance Rental Payments and Security Deposits	4,350,638	4,242,401
Total Liabilities	204,737,804	207,193,720

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 128,407 and 129,487 units outstanding in 2014 and 2013 respectively	(25,878,048)	(21,848,563)
Total Liabilities and Partners’ Capital	$178,859,756	$185,345,157

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Rental income	$10,546,055	$9,859,135	$31,500,342	$27,687,903
Laundry and sundry income	96,973	108,617	321,150	302,305
	10,643,028	9,967,752	31,821,492	27,990,208
Expenses
Administrative	543,704	451,268	1,643,185	1,601,123
Depreciation and amortization	2,463,708	2,824,318	7,935,355	5,758,310
Management fee	438,319	400,588	1,303,780	1,144,462
Operating	838,728	786,179	3,540,985	3,032,964
Renting	155,865	78,874	301,334	135,540
Repairs and maintenance	2,087,290	1,641,608	4,899,746	4,238,821
Taxes and insurance	1,388,807	1,301,388	4,180,961	3,667,180
	7,916,421	7,484,223	23,805,346	19,578,400
Income Before Other Income (Expenses) and Discontinued Operations	2,726,607	2,483,529	8,016,146	8,411,808
Other Income (Expense)
Interest income	209	230	592	945
Interest expense	(2,393,427)	(2,142,817)	(7,160,489)	(5,746,533)
Gain on the sale of equipment	—	2,250	0	2,250
(Loss) from investments in unconsolidated joint ventures	(151,902)	(375,412)	(422,535)	(1,028,602)
	(2,545,120)	(2,515,749)	(7,582,432)	(6,771,940)
Income (loss) From Continuing Operations	181,487	(32,220)	433,714	1,639,868
Discontinued Operations
Income (loss) from discontinued operations	—	(654)	—	19,160
Gain on sale of real estate	—	—	—	3,678,839
	—	(654)	—	3,697,999
Net Income (loss)	$181,487	$(32,874)	$433,714	$5,337,867

Income (loss) per Unit
Income (loss) before discontinued operations	$1.41	$(0.25)	$3.36	$12.62
Income (loss) from discontinued operations	—	(0.01)	—	28.45
Net Income (loss) per Unit	$1.41	$(0.26)	$3.36	$41.07
Weighted Average Number of Units Outstanding	128,587	129,719	129,149	129,981

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2013	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(2,337,714)	(555,208)	(29,221)	(2,922,143)
Stock Buyback					905	(905)	(819,240)	(192,610)	(10,137)	(1,021,987)
Net Income	—	—	—	—	—	—	4,270,294	1,014,195	53,379	5,337,867

Balance September 30, 2013	144,180	34,243	1,802	180,225	50,686	129,539	$(16,903,742)	$(4,007,289)	$(210,908)	$(21,121,940)

Balance January 1, 2014	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(2,319,041)	(550,772)	(28,988)	(2,898,801)
Stock Buyback	—	—	—	—	1,080	(1,080)	(1,258,399)	(290,698)	(15,300)	(1,564,397)
Net Income	—	—	—	—	—	—	346,971	82,406	4,337	433,714
Balance September 30, 2014	144,180	34,243	1,802	180,225	51,818	128,407	$(20,715,796)	$(4,904,141)	$(258,111)	$(25,878,048)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities
Net income	$433,714	$5,337,867
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	—	(3,678,839)
Gain on the sale of equipment	—	(2,250)
Depreciation and amortization	7,935,355	5,758,310
Loss from investments in joint venture	422,535	1,028,601
Depreciation and amortization - discontinued operations	—	2,111
Change in operating assets and liabilities
(Increase) in rents receivable	(72,411)	(89,114)
(Decrease) increase in accounts payable and accrued expense	(269,825)	181,883
Decrease in real estate tax escrow	71,162	186,865
(Increase) in prepaid expenses and other assets	(408,753)	(2,402,166)
Increase in advance rental payments and security deposits	108,237	389,939
Total Adjustments	7,786,300	1,375,340
Net cash provided by operating activities	8,220,014	6,713,207
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	2,346,690	920,472
Net proceeds from the sale of equipment		2,250
Net proceeds from sale of real estate	—	2,155,546
Distribution in excess of investment in unconsolidated joint ventures	185,000	1,640,250
(Investment in) unconsolidated joint ventures	(149,190)	(255,722)
Improvement of rental properties	(3,701,170)	(3,400,894)
Purchase of rental property	—	(20,884,105)
Net cash (used in) investing activities	(1,318,670)	(19,822,203)
Cash Flows from Financing Activities
Payment of financing costs	(289,561)	(588,448)
Proceeds of mortgage notes payable	1,109,555	20,500,000
Principal payments and payoffs of mortgage notes payable	(3,526,869)	(4,581,283)
Stock buyback	(1,564,397)	(1,021,987)
Distributions to partners	(2,898,801)	(2,922,143)
Net cash provided by (used in) financing activities	(7,170,073)	11,386,139
Net (Decrease) in Cash and Cash Equivalents	(268,729)	(1,722,857)
Cash and Cash Equivalents, at beginning of period	14,013,380	6,981,906
Cash and Cash Equivalents, at end of period	$13,744,651	$5,259,049

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,412 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 792 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2014 or 2013. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2014, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%.  At September 30, 2014 and December 31, 2013, respectively approximately $13,372,000 and $15,275,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $79,346 and $23,483 for the nine months ended September 30, 2014 and 2013, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2014 and 2013 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2014, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2014, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2014 with a total of 792 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2014	December 31, 2013	Useful Life
Land, improvements and parking lots	$44,300,508	$43,919,728	15–40 years
Buildings and improvements	152,926,255	152,130,635	15–40 years
Kitchen cabinets	6,791,528	5,956,078	5–10 years
Carpets	6,601,426	5,820,516	5–10 years
Air conditioning	736,933	707,928	5–10 years
Laundry equipment	422,552	404,775	5–7 years
Elevators	1,139,296	1,139,296	20–40 years
Swimming pools	444,629	444,629	10–30 years
Equipment	5,476,998	5,038,530	5–7 years
Motor vehicles	86,657	86,657	5 years
Fences	24,670	24,670	5–15 years
Furniture and fixtures	5,967,285	5,564,621	5–7 years
Smoke alarms	236,719	216,223	5–7 years
Total fixed assets	225,155,456	221,454,286
Less: Accumulated depreciation	(75,396,430)	(68,549,625)
	$149,759,026	$152,904,661

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

On July 15, 2013, Hamilton Green Apartments, LLC, (“Hamilton Green”) a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships. These amounts were amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the sale of the Nashoba Apartments, and the balance from the Partnership’s cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new 15 year mortgage is $38,500,000; the interest rate is 4.67%; interest only for 2 years. After the first two years, principal is amortized on a 30-year amortization schedule through January 2029. This refinancing required additional capital of approximately $1,846,000 from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid including discontinued operations were approximately $1,304,000 and $1,153,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2014 and 2013, approximately $630,000 and $817,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2014 expenses referred to above, approximately $256,000 consisted of repairs and maintenance, $261,000 of administrative expense and $6,000 for rental commission. Approximately $107,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2014, the Hamilton Company received approximately $684,000 from the Investment Properties of which approximately $489,000 was the management fee, approximately $64,000 was for maintenance services, approximately $95,000 was for construction and capital improvement projects and approximately $36,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,385,000 and $2,170,000 for the nine months ended September 30, 2014 and 2013, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2014 and 2013.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2014 and 2013, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the nine months ended September 30, 2014 and 2013 this individual received fees of $56,250.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,066,000 and $2,053,000 of security deposits are included in prepaid expenses and other assets at September 30, 2014 and December 31, 2013, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2014 and December 31, 2013 is approximately $234,000 and $123,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Hamilton Green are included in prepaid expenses and other assets.  Intangible assets are approximately $57,000 net of accumulated amortization of approximately $1,695,000 and approximately $978,000 net of accumulated amortization of approximately $774,000 at September 30, 2014 and December 31, 2013, respectively.

Financing fees of approximately $1,775,000 and $1,635,000 are net of accumulated amortization of approximately $557,000 and $548,000 at September 30, 2014 and December 31, 2013, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE AND LINE OF CREDIT

Mortgage Notes Payable

At September 30, 2014 and December 31, 2013, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2014, the interest rates on these loans ranged from 3.76% to 5.97%, payable in monthly installments aggregating approximately $808,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At September 30, 2014, the weighted average interest rate on the above mortgages was 4.81%. The effective rate of 4.92% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2014 are as follows:

2015—current maturities	$133,000
2016	726,000
2017	1,821,000
2018	7,840,000
2019	1,912,000
Thereafter	183,671,000
$196,103,000

On February 25, 2013, the Partnership paid off the mortgage of approximately $3,967,000 on Hamilton Cypress LLC. There was no penalty on the early payoff. The funds used to pay off the mortgage were from the Partnership’s cash reserves.

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

On June 11, 2014, the Partnership refinanced the property owned by NERA Dean Street Associates, LLC.  The new mortgage is $5,687,000; the interest rate is 4.22%, interest only payable in 10 years. Approximately $5,077,000 of the loan proceeds were used to pay off the existing mortgage.  The mortgage matures in June 2024. The costs associated with the refinancing were approximately $89,000.

On July 11, 2014, the Partnership refinanced the property owned by Westgate Apartments Burlington, LLC.  The new mortgage is $2,500,000; the interest rate is 4.31%; interest only, payable in 10 years.  Approximately $2,010,000 of loan proceeds were used to pay off the existing mortgage.  The mortgage matures in August 2024.  The costs associated with the refinancing were approximately $75,000.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $125,000.  As of September 30, 2014, no funds have been drawn on this credit line.

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

See Form 8-K filed on August 6, 2014 for additional information.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2014, amounts received for prepaid rents of approximately $1,538,000 are included in cash and cash equivalents, and security deposits of approximately $2,066,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2014, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) on March 31, June 30, and September 30, 2014.

In 2013, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ($1.00 per receipt) for the year.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended September30,
	2014	2013
Income per Depositary Receipt before Discontinued Operations	$0.11	$0.42
Income per Depository Receipt from Discontinued Operations	0.00	0.95
Net Income per Depositary Receipt after Discontinued Operations	$0.11	$1.37
Distributions per Depositary Receipt	$0.75	$0.75

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2014 are as follows:

Class A	41,455
Class B	9,845
General Partnership	518
51,818

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1,500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2014, the Partnership has repurchased 1,268,811 Depositary Receipts at an average price of $25.32 per receipt (or $759.60 per underlying Class A Unit), 2,308 Class B Units and 122 General Partnership Units, both at an average price of $726.25 per Unit, totaling approximately $34,045,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2014, the Partnership purchased a total of 25,920 Depositary Receipts. The average price was $47.22 per receipt or $1,416.60 per unit. The total cost including commission was $1,258,399. The Partnership was required to repurchase 205 Class B Units and 11 General Partnership units at a cost of $290,698 and $15,300 respectively.

From October 1, 2014 through November 4, 2014, the Partnership purchased a total of 5,277 Depositary Receipts. The average price was $47.37 per receipt or $1,421.10 per unit. The total cost was $257,098. The Partnership is required to repurchase 41.8 Class B Units and 2.2 General Partnership Units at a cost of $59,369 and $3,125 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2014, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2014 as follows:

Commercial Property Leases
2015	$2,754,000
2016	2,299,000
2017	1,532,000
2018	1,188,000
2019	794,000
Thereafter	837,000
$9,404,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $532,000 and $489,000 for the nine months ended September 30, 2014 and 2013 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 29% of the total commercial rental income.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through September 30,
2015	$386,561	20,703	11	13%
2016	685,229	24,656	7	23%
2017	576,040	20,023	9	20%
2018	340,173	10,377	6	11%
2019	632,886	22,657	7	21%
2020	141,831	3,056	2	5%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
2023	0	0	0	0%
2024	157,443	4,771	1	5%
Totals	$2,984,963	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $570,000 and $344,000 at September 30, 2014 and December 31, 2013. Included in rents receivable at September 30, 2014 is approximately $183,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at September 30, 2014 also includes approximately $68,000 representing the deferral of rental concession primarily related to the residential properties.

For the nine months ended September 30, 2014, rent at the commercial properties includes approximately $2,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2014 and 2013, cash paid for interest was approximately $6,444,000, and $5,795,000 respectively.  Cash paid for state income taxes was approximately $50,000 and $59,000 during the nine months ended September 30, 2014 and 2013 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2014 and December 31, 2013, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2014 and December 31, 2013 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2014 and December 31, 2013, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2014 and December 31, 2013, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2014	$196,103,164	$205,947,641
At December 31, 2013	$198,520,478	$196,059,827
Investment Properties
At September 30, 2014	$138,334,647	$147,420,121
At December 31, 2013	$137,875,515	$147,975,521

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2008 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $86,567,000 at September 30, 2014. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The loan was paid in full in April 2012. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of September 30, 2014, the balance of the mortgage is approximately $4,590,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage.  Six units have been sold during the first nine months of 2014 with a gain of approximately $351,000.  As of November 1, 2014, nine units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and may initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage on Hamilton Essex 81, LLC is approximately $8,141,000, at September 30, 2014, amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $2,001,000 with a variable interest rate of 2.25% over the daily Libor rate (0.156%) at September 30, 2014. This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,824,000 at September 30, 2014. This investment is referred to as Hamilton 1025, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000.  The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At September 30, 2014, the balance of this mortgage is approximately $5,312,000. This investment is referred to as Hamilton Minuteman,  LLC.

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

Summary financial information as of September 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,619,846	$2,622,203	$7,230,839	$5,215,054	$1,011,453	$6,473,921	$6,628,931	$19,644,258	$98,343,487	$155,789,992
Cash & Cash Equivalents	28,937	149,705	203,001	7,697	741,509	4,188	111,378	2,404,047	1,231,163	4,881,625
Rent Receivable	17,700	—	1,703	14,718	3,049	1,102	2,326	9,845	149,200	199,643
Real Estate Tax Escrow	98,555	—	41,934	71,690	—	43,591	40,212	52,130	356,155	704,267
Prepaid Expenses & Other Assets	95,311	895	50,550	44,962	27,327	44,461	44,558	96,377	1,657,149	2,061,590
Financing & Leasing Fees	33,515	7,753	91,554	10,849	—	15,110	9,005	159,175	295,874	622,835
Total Assets	$8,893,864	$2,780,556	$7,619,581	$5,364,970	$1,783,338	$6,582,373	$6,836,410	$22,365,832	$102,033,028	$164,259,952
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,140,592	$2,001,159	$10,000,000	$4,823,762	$—	$4,590,276	$5,311,923	$16,900,000	$86,566,934	$138,334,646
Accounts Payable & Accrued Expense	150,481	55,616	172,833	27,905	724,100	16,076	123,765	2,142,549	931,507	4,344,832
Advance Rental Pmts & Security Deposits	174,103	—	197,412	103,182	13,487	88,756	95,052	301,976	2,205,078	3,179,046
Total Liabilities	8,465,176	2,056,775	10,370,245	4,954,849	737,587	4,695,108	5,530,740	19,344,525	89,703,519	145,858,524
Partners’ Capital	428,688	723,781	(2,750,664)	410,121	1,045,751	1,887,265	1,305,670	3,021,307	12,329,509	18,401,428
Total Liabilities and Capital	$8,893,864	$2,780,556	$7,619,581	$5,364,970	$1,783,338	$6,582,373	$6,836,410	$22,365,832	$102,033,028	$164,259,952

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$214,344	$361,891	$—	$205,061	$522,876	$943,633	$652,833	$1,510,654	$4,931,804	9,343,093
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,375,332)	$—	$—	$—	$—	$—	$—	(1,375,332)
Total Investment in Unconsolidated Joint Ventures (Net)										$7,967,761

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through November 1, 2014	—	—	—	127	111	—	—	—	—	238
Unsold units	—	—	—	—	9	—	—	—	—	9
Unsold units with deposits for future sale as of November 1, 2014	—	—	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$1,043,460	$218,995	$994,756	$698,401	$151,937	$704,397	$683,025	$2,177,950	$10,143,620	$16,816,541
Laundry and Sundry Income	12,425	—	(425)	—	—	—	844	29,213	75,213	117,270
	1,055,885	218,995	994,331	698,401	151,937	704,397	683,869	2,207,163	10,218,833	16,933,811
Expenses
Administrative	23,376	1,180	32,580	6,784	3,388	14,493	8,104	42,799	181,661	314,365
Depreciation and Amortization	324,833	8,466	300,816	180,524	57,524	238,744	240,486	716,092	4,048,679	6,116,164
Management Fees	43,937	8,760	41,823	27,973	5,888	28,206	28,489	86,429	217,031	488,536
Operating	96,904	—	45,984	523	1,028	1,683	60,631	288,912	960,938	1,456,603
Renting	11,875	—	11,368	5,918	753	5,042	7,571	21,131	156,856	220,514
Repairs and Maintenance	125,411	3,150	56,421	246,576	74,719	223,566	58,132	292,004	927,771	2,007,750
Taxes and Insurance	172,802	40,498	87,842	119,861	30,025	120,392	89,496	279,034	1,155,775	2,095,725
	799,138	62,054	576,834	588,159	173,325	632,126	492,909	1,726,401	7,648,711	12,699,657
Income Before Other Income	256,747	156,941	417,497	110,242	(21,388)	72,271	190,960	480,762	2,570,122	4,234,154
Other Income (Loss)
Interest Expense	(361,857)	(41,932)	(293,469)	(210,158)	(485)	(197,633)	(231,196)	(610,958)	(3,710,651)	(5,658,339)
Interest Income	—	—	—	15	—	—	—	—	—	—
Interest Income from Note	—	—	—	—	468	—	—	—	—	—
Gain on Sale of Real Estate	—	—	—	—	350,523	—	—	—	—	—
	(361,857)	(41,932)	(293,469)	(210,143)	350,506	(197,633)	(231,196)	(610,958)	(3,710,651)	(5,658,339)
Net Income (Loss)	$(105,110)	$115,009	$124,028	$(99,901)	$329,118	$(125,362)	$(40,236)	$(130,196)	$(1,140,529)	$(1,424,185)
Net Income (Loss) - NERA 50%	$(52,555)	$57,505	$62,014	$(49,951)	$164,560	$(62,681)	$(20,118)	$(65,097)		33,677
Net Income (Loss) - NERA 40%									$(456,212)	(456,212)
										$(422,535)

Financial information for the three months ended September 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$373,304	$72,523	$336,267	$250,921	$45,216	$242,294	$226,213	$737,588	$3,433,856	$5,718,182
Laundry and Sundry Income	4,306	—	(660)	—	—	—	676	10,065	26,620	41,007
	377,610	72,523	335,607	250,921	45,216	242,294	226,889	747,653	3,460,476	5,759,189
Expenses
Administrative	6,235	350	12,719	2,624	715	3,916	2,661	12,037	64,668	105,925
Depreciation and Amortization	108,663	2,822	100,712	60,204	19,174	80,047	81,233	242,960	1,354,577	2,050,392
Management Fees	14,832	2,901	13,319	9,330	1,613	9,606	9,536	28,609	68,588	158,334
Operating	27,938	—	13,390	171	423	643	16,528	82,442	224,085	365,620
Renting	908	—	7,745	(459)	—	—	1,482	3,034	99,320	112,030
Repairs and Maintenance	51,584	—	25,489	82,066	27,069	79,825	19,697	101,601	413,587	800,918
Taxes and Insurance	55,807	12,859	29,643	38,487	7,360	38,387	30,264	87,450	398,451	698,708
	265,967	18,932	203,017	192,423	56,354	212,424	161,401	558,133	2,623,276	4,291,927
Income Before Other Income	111,643	53,591	132,590	58,498	(11,138)	29,870	65,488	189,520	837,200	1,467,262
Other Income (Loss)
Interest Expense	(121,659)	(14,036)	(97,895)	(70,528)	(86)	(66,300)	(77,635)	(208,944)	(1,245,694)	(1,902,777)
Interest Income	—	—	—	6	—	—	—	—	—	6
Interest Income from Note	—	—	—	—	—	—	—	—	—	—
Gain on Sale of Real Estate	—	—	—	—	50,001	—	—	—	—	50,001
	(121,659)	(14,036)	(97,895)	(70,522)	49,915	(66,300)	(77,635)	(208,944)	(1,245,694)	(1,852,770)
Net Income (Loss)	$(10,016)	$39,555	$34,695	$(12,024)	$38,777	$(36,430)	$(12,147)	$(19,424)	$(408,494)	$(385,508)
Net Income (Loss) - NERA 50%	$(5,007)	$19,778	$17,348	$(6,011)	$19,389	$(18,215)	$(6,074)	$(9,711)		11,496
Net Income (Loss) - NERA 40%									$(163,398)	(163,398)
										$(151,902)

Future annual mortgage maturities at September 30, 2014 are as follows:

		Hamilton
	Hamilton	Essex 81	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Development	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
9/30/2015	$138,298	$2,001,159	$—	$71,689	$72,279	$78,516	$—	$1,620,796	$3,982,737
9/30/2016	8,002,294	—	42,990	75,155	76,732	82,308	—	1,479,627	9,759,106
9/30/2017	—	—	180,476	4,676,918	4,441,265	5,151,099	—	1,564,180	16,013,938
9/30/2018	—	—	189,025	—	—	—	—	1,653,563	1,842,588
9/30/2019	—	—	196,473	—	—	—	—	1,748,055	1,944,528
Thereafter	—	—	9,391,036	—	—	—	16,900,000	78,500,713	104,791,749
	$8,140,592	$2,001,159	$10,000,000	$4,823,762	$4,590,276	$5,311,923	$16,900,000	$86,566,934	$138,334,646

At September  30, 2014 the weighted average interest rate on the above mortgages was 5.28%. The effective rate was 5. 36% including the amortization expense of deferred financing costs.

Summary financial information as of September 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,855,213	$2,617,557	$7,596,004	$5,448,764	$1,785,933	$6,752,521	$6,851,307	$20,455,309	$103,516,956	$163,879,564
Cash & Cash Equivalents	18,578	24,337	15,400	743	901	14,460	60,794	15,593	919,270	1,070,076
Rent Receivable	25,174	—	3,684	5,841	4,019	10,560	—	8,402	72,166	129,846
Real Estate Tax Escrow	92,679	—	39,518	77,637	—	51,134	38,025	70,460	417,391	786,844
Prepaid Expenses & Other Assets	89,720	889	43,130	46,234	113,082	28,815	51,583	306,657	1,532,522	2,212,632
Financing & Leasing Fees	51,002	9,067	98,212	15,876	—	21,472	12,973	9,435	355,190	573,227
Total Assets	$9,132,366	$2,651,850	$7,795,948	$5,595,095	$1,903,935	$6,878,962	$7,014,682	$20,865,856	$106,813,495	$168,652,189
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,263,635	$2,054,475	$10,000,000	$4,885,643	$1,318,000	$4,655,194	$5,379,695	$15,390,766	$87,707,013	$139,654,421
Accounts Payable & Accrued Expense	50,122	5,642	76,207	52,855	21,118	8,792	77,740	188,156	1,037,568	1,518,200
Advance Rental Pmts & Security Deposits	160,109	—	162,242	86,196	26,410	89,430	73,462	276,764	2,107,529	2,982,142
Total Liabilities	8,473,866	2,060,117	10,238,449	5,024,694	1,365,528	4,753,416	5,530,897	15,855,686	90,852,110	144,154,763
Partners’ Capital	658,500	591,733	(2,442,501)	570,401	538,407	2,125,546	1,483,785	5,010,170	15,961,385	24,497,426
Total Liabilities and Capital	$9,132,366	$2,651,850	$7,795,948	$5,595,095	$1,903,935	$6,878,962	$7,014,682	$20,865,856	$106,813,495	$168,652,189

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$329,250	$295,867	$—	$285,201	$269,204	$1,062,773	$741,893	$2,505,085	$6,384,554	11,873,825
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,221,250)	$—	$—	$—	$—	$—	$—	(1,221,250)
Total Investment in Unconsolidated Joint Ventures (Net)										$10,652,575

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through November 1, 2013	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of November 1, 2013	—	—	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$1,006,954	$215,601	$931,629	$666,484	$189,661	$676,641	$638,208	$2,046,366	$9,487,525	$15,859,069
Laundry and Sundry Income	12,144	—	3,483	—	—	—	675	27,391	70,846	114,538
	1,019,097	215,601	935,112	666,484	189,661	676,641	638,883	2,073,756	9,558,371	15,973,608

Expenses
Administrative	15,037	1,021	18,796	7,968	9,502	14,367	4,253	26,848	191,418	289,209
Depreciation and Amortization	319,895	6,671	321,730	180,399	60,895	230,538	237,847	733,437	4,326,808	6,418,221
Management Fees	41,713	8,624	38,633	27,108	7,614	26,682	25,801	83,965	203,719	463,860
Operating	94,588	—	53,310	927	2,038	1,232	56,899	252,383	802,142	1,263,520
Renting	10,831	—	1,788	5,378	1,425	9,753	6,096	4,331	66,105	105,705
Repairs and Maintenance	93,194	4,400	62,553	239,752	70,217	224,156	50,840	278,025	843,069	1,866,206
Taxes and Insurance	164,374	37,050	85,152	114,730	31,912	109,188	91,893	257,239	1,170,929	2,062,466
	739,632	57,765	581,962	576,261	183,604	615,915	473,628	1,636,229	7,604,189	12,469,187
Income Before Other Income (Loss)	279,465	157,835	353,150	90,223	6,057	60,726	165,255	437,527	1,954,182	3,504,421

Other Income (Loss)
Interest Expense	(366,060)	(43,776)	(355,345)	(212,962)	(70,021)	(200,200)	(234,140)	(616,349)	(3,757,844)	(5,856,697)
Interest Income	—	—	26	5	122	—	—	—	57	210
Interest Income from Note	—	—	—	—	2,729	—	—	—	—	2,729
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	(68,588)	—	—	—	—	—	—	(68,588)
	(366,060)	(43,776)	(423,908)	(212,957)	(67,170)	(200,200)	(234,140)	(616,349)	(3,757,786)	(5,922,346)

Net Income (Loss)	$(86,594)	$114,059	$(70,758)	$(122,734)	$(61,113)	$(139,474)	$(68,884)	$(178,822)	$(1,803,605)	$(2,417,925)

Net Income (Loss) - NERA 50%	$(43,297)	$57,029	$(35,379)	$(61,367)	$(30,556)	$(69,737)	$(34,442)	$(89,411)		$(307,160)
NERA 40%									$(721,442)	(721,442)
										$(1,028,602)

Financial information for the three months ended September 30, 2013

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$343,035	$71,809	$315,594	$224,602	$68,189	$235,198	$205,420	$693,178	$3,155,855	$5,312,880
Laundry and Sundry Income	3,146	—	1,550	—	—	—	—	10,109	24,417	39,222
	346,181	71,809	317,144	224,602	68,189	235,198	205,420	703,287	3,180,272	5,352,102

Expenses
Administrative	5,109	317	4,365	4,162	5,916	6,816	1,788	8,440	77,694	114,608
Depreciation and Amortization	107,829	2,182	105,992	60,185	19,797	76,900	79,914	244,670	1,448,329	2,145,798
Management Fees	15,699	2,872	12,851	8,922	2,627	8,795	8,725	26,626	70,212	157,330
Operating	31,039	—	13,266	215	77	615	14,951	61,202	237,482	358,848
Renting	1,281	—	—	1,453	—	2,503	2,054	1,026	39,451	47,766
Repairs and Maintenance	29,100	700	24,374	82,343	24,231	76,461	25,303	112,318	389,052	763,882
Taxes and Insurance	52,614	12,642	28,897	37,599	11,293	38,040	29,945	87,950	427,973	726,954
	242,671	18,715	189,745	194,878	63,942	210,131	162,681	542,233	2,690,194	4,315,188
Income Before Other Income (Loss)	103,510	53,095	127,399	29,724	4,248	25,068	42,739	161,054	490,078	1,036,914

Other Income (Loss)
Interest Expense	(122,858)	(14,510)	(97,798)	(71,481)	(21,332)	(67,226)	(78,601)	(206,762)	(1,262,391)	(1,942,961)
Interest Income	—	—	—	2	36	—	—	—	—	39
Interest Income from Note	—	—	—	—	722	—	—	—	—	722
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	—	—	—	—	—	—	—	—
	(122,858)	(14,510)	(97,798)	(71,479)	(20,574)	(67,226)	(78,601)	(206,762)	(1,262,391)	(1,942,200)

Net Income (Loss)	$(19,348)	$38,584	$29,601	$(41,755)	$(16,326)	$(42,159)	$(35,862)	$(45,708)	$(772,312)	$(905,286)

Net Income (Loss) - NERA 50%	$(9,674)	$19,292	$14,801	$(20,878)	$(8,163)	$(21,079)	$(17,931)	$(22,854)		$(66,487)
NERA 40%									$(308,925)	(308,925)
										$(375,412)

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31,2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Partnership’s consolidated financial statements.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the nine months ended September 30, 2014 and 2013:

	2014	2013
Total Revenues	$—	$193,857
Operating and other expenses	—	172,586
Depreciation and amortization	—	2,111
	—	174,697
Income from discontinued operations	$—	$19,160

NOTE 17—SUBSEQUENT EVENTS

Depository Receipts

Pursuant to the Repurchase Program, from October 1, 2014 through November 4, 2014, the Partnership purchased a total of 5,277 Depositary Receipts. The average price was $47.37 per receipt or $1,421.10 per unit. The total cost was $257,098. Under the terms of the Repurchase Program, the Partnership is required to repurchase 41.8 Class B Units and 2.2 General Partnership Units at a cost of $59,369 and $3,125 respectively.

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

The continued strong demand for rental housing in Greater Boston kept upward pressure on both occupancy levels and rental rate increases throughout the 2014 rental season.  The Partnership experienced an average vacancy rate of less than 2.0% during the quarter and executed new leases on residential units, averaging rental increases of 4.3%.  The performance of the core operations demonstrated a 13.7% increase in revenues and a 21.6% increase in Net Operating Income (income before depreciation, amortization and interest) . Same store revenue increases were 6.3% year to date and operating expense increases were 4.8% year to date, resulting in a 9.2% increase in Net Operating Income. Based on current occupancy and contractual rents in place for the next 9-12 months, Management expects a continued annual revenue growth for same store rent revenue for the better part of 2015.  Management anticipates both the urban and suburban portfolio’s occupancy level will be on par with last year’s occupancy levels for the upcoming three quarters.  While Management continues to forecast improving employment gains in our market area, the increase in rental housing stock throughout Greater Boston may mute revenue gains in the Partnership’s portfolio by the fourth quarter of 2015.  Forecasted declines in utility costs, a levelling off of rising real estate taxes and a seasonally average winter may result in slower operating expense growth improving bottom line NOI for 2015.

The Partnership has completed three refinancings during 2014.  Hamilton on Main, LLC, an unconsolidated joint venture, refinanced its mortgage during the third quarter, raising $1.9 million in additional cash, while reducing debt service by $350,000 annually, or $3.5 million for the next 10 years.

Since the first of the year, Management has used existing cash reserves to purchase 31,197 Depository Receipts and anticipates a steady purchase of receipts, per its trading plan, for the balance of the year.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of approximately $1,466,000 and Linhart in the amount of approximately $1,926,000. There were no prepayment penalties. The Partnership’s cash reserves were used to pay off these mortgages.

On June 11, 2014, the Partnership refinanced the property owned by NERA Dean Street Associates, LLC.  The new mortgage is $5,687,000; the interest rate is 4.22%, interest only payable in 10 years. Approximately $5,077,000 of the loan proceeds were used to pay off the existing mortgage.  The mortgage matures in June 2024. The costs associated with the refinancing were approximately $89,000.

On July 11, 2014, the Partnership refinanced the property owned by Westgate Apartments Burlington, LLC.  The new mortgage is $2,500,000; the interest rate is 4.31%; interest only, payable in 10 years.  Approximately $2,010,000 of loan proceeds were used to pay off the existing mortgage.  The mortgage matures in August 2024.  The costs associated with the refinancing were approximately $75,000.

On July 31, 2014, the Partnership executed a $25 million line of credit with Key Bank, N.A.  The credit line has a three year term and can be used for acquisitions, retirement of debt, capital improvements, working capital and certain other needs of the Partnership. The credit line is subject to certain covenants.  As of November 1, 2014, no funds have been drawn from this credit line.  Management believes that the credit line and the Partnership’s cash reserves put the Partnership in position to capitalize on investment opportunities should they reveal themselves in the near future.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,268,811 Depositary Receipts through September 30, 2014 or approximately 30% of the outstanding Class A Depositary Receipts.  During the third quarter, the Partnership repurchased 9,989 Class A Depositary Receipts, 79 Class B units, and 4 General Partnership Units at a cost of approximately $501,000, $116,000 and $6,000 respectively for a total cost of approximately $623,000.  This purchase of receipts is in line with the Partnership’s trading plan.

At November 1, 2014, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 40% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

In addition to the Management Fee described in Note 3, the Partnership Agreement further provides for the employment of outside professionals to provide services to the Partnership and allows NewReal to charge the Partnership for the cost of employing professionals to assist with the administration of the Partnership’s properties. Additionally, from time to time, the Partnership pays Hamilton for repairs and maintenance services, legal services, construction services and accounting services. The costs charged by Hamilton for these services are at the same hourly rate charged to all entities managed by Hamilton, and management believes such rates are competitive in the marketplace.

Residential tenants typically sign a one year lease. During the nine months ended September 30, 2014, tenant renewals were approximately 65% with an average rental increase of approximately 3.5%, new leases accounted for approximately 35% with rental rate increases of approximately 6.7%.  During the nine months ended September 30, 2014, leasing commissions were approximately $178,000 compared to approximately $76,000 for the nine months ended September 30, 2013, an increase of approximately $102,000 (134.2%) from 2013. Tenant concessions were approximately $27,000 in for the nine months ended September 30, 2014, compared to approximately $34,000 for the nine months ended September 30, 2013, a decrease of approximately $7,000 (20.6%).  Tenant improvements were approximately $2,040,000 for the nine months ended September 30, 2014, compared to approximately $1,437,000 for the nine months ended September 30, 2013, an increase of approximately $603,000 (42.0%).

Hamilton accounted for approximately 5.2% of the repair and maintenance expense of the Partnership during the nine months ended September 30, 2014 and 5.0% during the nine months ended September 30, 2013. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $167,000 (75.8%) and approximately $162,000 (73.0%) of the legal expense of the Partnership during the nine months ended September 30, 2014 and 2013, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the nine months ended September 30, 2014, Hamilton provided the Partnership approximately $107,000 in construction and architectural services, compared to approximately $68,000 for the nine months ended September 30, 2013.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2014, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first nine months of 2014.

Investments in Joint Ventures:  The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership would only recognize its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013, the carrying value of an investment fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and September 30, 2013

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and expense of approximately $2,727,000 during the three months ended September 30, 2014, compared to approximately $2,484,000 for the three months ended September 30, 2013, an increase of approximately $243,000 (9.8%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2014	November 1, 2013
Residential
Units	2,431	2,431
Vacancies	99	101
Vacancy rate	4.1%	4.2%
Commercial
Total square feet	108,043	108,043
Vacancy	0	9,653
Vacancy rate	0.0%	8.9%

	Rental Income (in thousands) Three Months Ended September 30,
	2014		2013
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$10,546	$10,546	$9,859	$9,859
Residential percentage	91%	91%	92%	92%
Commercial percentage	9%	9%	8%	8%
Contingent rentals	$217	$217	$144	$144

Three Months Ended September 30, 2014 Compared to Months Ended September 30, 2013:

	Three Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change
Revenues
Rental income	$10,546,055	$9,859,135	$686,920	7.0%
Laundry and sundry income	96,973	108,617	(11,644)	(10.7)%
	10,643,028	9,967,752	675,276	6.8%
Expenses
Administrative	543,704	451,268	92,436	20.5%
Depreciation and amortization	2,463,708	2,824,318	(360,610)	(12.8)%
Management fee	438,319	400,588	37,731	9.4%
Operating	838,728	786,179	52,549	6.7%
Renting	155,865	78,874	76,991	97.6%
Repairs and maintenance	2,087,290	1,641,608	445,682	27.1%
Taxes and insurance	1,388,807	1,301,388	87,419	6.7%
	7,916,421	7,484,223	432,198	5.8%
Income Before Other Income (Expenses) and Discontinued Operations	2,726,607	2,483,529	243,078	9.8%
Other Income (Expense)
Interest income	209	230	(21)	(9.1)%
Interest expense	(2,393,427)	(2,142,817)	(250,610)	11.7%
Gain on the sale of equipment	—	2,250	(2,250)	(100.0)%
(Loss) from investments in unconsolidated joint ventures	(151,902)	(375,412)	223,510	(59.5)%
	(2,545,120)	(2,515,749)	(29,371)	1.2%
Income (Loss) From Continuing Operations	181,487	(32,220)	213,707	(663.3)%
Discontinued Operations
(Loss) from discontinued operations	—	(654)	654	(100.0)%
Net Income (Loss)	$181,487	$(32,874)	$214,361	(652.1)%

Rental income from continuing operations for the three months ended September 30, 2014 was approximately $10,546,000, compared to approximately $9,859,000 for the three months ended September 30, 2013, an increase of approximately $687,000 (7.0%). The factors which can be attributed to this increase are as follows: the acquisition of the Hamilton Green Apartments in July 2013 resulted in an increase in rental income of approximately $85,000 and rental rate increases of approximately 6.7% in 2014. The Partnership Properties with the most significant increases in rental income include: 1144 Commonwealth Avenue, Hamilton Cypress, 62 Boylston Street, Westgate Woburn, Staples Plaza, Hamilton Oaks, and 140 North Beacon Street with increases of approximately $101,000, $85,000, $78,000, $62,000, $44,000, $38,000 and $31,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended September 30, 2014 were approximately $7,916,000 compared to approximately $7,484,000 for the three months ended September 30, 2013, an increase of approximately $432,000 (5.8%).  The factors contributing to this net increase are an increase in administrative expenses of approximately $92,000 (20.5%) due primarily to an increase in maintenance service fees of the management company, and professional fees for a change in the Partnership’s filing status; an increase in repairs and maintenance expenses of approximately $446,000 (27.1%)  due to an increase in demand for repairs to the properties; an increase in operating expenses of approximately $53,000 ( 6.7%) due to increases in utility costs; an increase in taxes and insurance of approximately $87,000 (6.7%) due to increases in real estate taxes; and an increase in renting expenses of approximately $77,000 ( 97.6%) due to an increase in rental commissions, partially offset by a decrease in depreciation and amortization of approximately $361,000 (12.8%) due to a decrease in amortization costs of intangible assets for the period.

Interest expense for the three months ended September 30, 2014 was approximately $2,393,000 compared to approximately $2,143,000 for the three months ended September 30, 2013, an increase of approximately $250,000 (11.7%). Approximately $237,000 of this increase represents the interest increase on the mortgage on Hamilton Green.  In addition, the Partnership refinanced four properties in 2013 and two properties in 2014 which resulted in a higher average level of debt in the first nine months of 2014 compared to 2013.

At September 30, 2014, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $152,000 for the three months ended September 30, 2014 , compared to approximately $375,000 for the three months ended September 30, 2013, a decrease in the loss of approximately $223,000 (59.5%). This decrease is primarily due to an increase in rental revenue of approximately $176,000, and a gain of approximately $50,000 on the sale of one unit at Hamilton Bay LLC. Included in the loss for the three months ended September 30, 2014 is depreciation and amortization expense of approximately $890,000. The allocable loss for the three months ended September 30, 2014 associated with the October 2009 investment in Dexter Park is approximately $163,000, of which approximately $542,000 is depreciation and amortization.

As a result of the changes discussed above, net income for the three months ended September 30, 2014 was approximately $181,000 compared to a net loss of approximately $33,000 for the three months ended September 30, 2013, an increase in income of approximately $214,000. The net increase in net income is primarily due to the decrease in the net loss in the unconsolidated Joint Ventures, as noted above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The Partnership and its subsidiary Partnerships earned income before other income and discontinued operations of approximately $8,016,000 for the nine months ended September 30, 2014, compared to approximately $8,412,000 for the nine months ended September 30, 2013, a decrease of approximately $396,000 (4.7%).  The following is a summary of the Partnership’s operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Dollar	Percent
	2014	2013	Change	Change
Revenues
Rental income	$31,500,342	$27,687,903	$3,812,439	13.8%
Laundry and sundry income	321,150	302,305	18,845	6.2%
	31,821,492	27,990,208	3,831,284	13.7%
Expenses
Administrative	1,643,185	1,601,123	42,062	2.6%
Depreciation and amortization	7,935,355	5,758,310	2,177,045	37.8%
Management fee	1,303,780	1,144,462	159,318	13.9%
Operating	3,540,985	3,032,964	508,021	16.7%
Renting	301,334	135,540	165,794	122.3%
Repairs and maintenance	4,899,746	4,238,821	660,925	15.6%
Taxes and insurance	4,180,961	3,667,180	513,781	14.0%
	23,805,346	19,578,400	4,226,946	21.6%
Income Before Other Income (Expense) and Discontinued Operations	8,016,146	8,411,808	(395,662)	(4.7)%
Other Income (expense)
Interest income	592	945	(353)	(37.4)%
Interest expense	(7,160,489)	(5,746,533)	(1,413,956)	24.6%
Gain on the sale of equipment	—	2,250	(2,250)	(100.0)%
(Loss) from investments in unconsolidated joint ventures	(422,535)	(1,028,602)	606,067	(58.9)%
	(7,582,432)	(6,771,940)	(810,492)	12.0%
Income From Continuing Operations	433,714	1,639,868	(1,206,154)	(73.6)%
Discontinued Operations
Income from discontinued operations	—	19,160	(19,160)	(100.0)%
Gain on the sale of real estate from discontinued operations	—	3,678,839	(3,678,839)	(100.0)%
		3,697,999	(3,697,999)	(100.0)%
Net Income	$433,714	$5,337,867	$(4,904,153)	(91.9)%

Rental income from continuing operations for the nine months ended September 30, 2014 was approximately $31,500,000 compared to approximately $27,688,000 for the nine months ended September 30, 2013, an increase of approximately $3,812,000 (13.8%).  The increase in rental income from Hamilton Green acquired in July 2013 represents approximately $2,130,000 of this increase.  Rental income has increased at a number of other properties due to increased demand and increases in rental rates.  The following properties experienced rental income increases:  62 Boylston Street, 1144 Commonwealth Avenue, Hamilton Cypress, Hamilton Oaks, Westgate Apartments, 9 School Street, and 140 North Beacon Street, with increases of approximately $264,000, $225,000, $173,000, $165,000, $145,000, $108,000 and $80,000 respectively.

Expenses from continuing operations for the nine months ended September 30, 2014 were approximately $23,805,000 compared to approximately $19,578,000 for the nine months ended September 30, 2013, an increase of approximately $4,227,000 (21.6%). The factors contributing to this increase are an increase in depreciation and amortization costs of approximately $2,177,000 (37.8%) primarily due to the increase in depreciation expenses related to Hamilton Green; an increase in repairs and maintenance of approximately $661,000 (15.6%) primarily due to an increase in demand for repairs; an increase in taxes and insurance of approximately $514,000 (14.0%)  due to an increase in both real estate taxes and insurance; and an increase in operating expenses of approximately $508,000 ( 16.7%) primarily due to an increase in utility costs.

Interest expense for the nine months ended September 30, 2014 was approximately $7,160,000 compared to approximately $5,747,000 for the nine months ended September 30, 2013, an increase of approximately $1,414,000 (24.6%). Approximately $1,348,000 of this increase represents the interest on the mortgage on Hamilton Green.  In addition, the Partnership refinanced four properties in 2013 and two properties in 2014 which resulted in a higher average level of debt in the first nine months of 2014 compared to 2013.

At September 30, 2014, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of loss from these Investment Properties was approximately $423,000 for the nine months ended September 30, 2014 compared to a loss of approximately $1,029,000 for the nine months ended September 30, 2013, a decrease of approximately $606,000 (58.9%). The decrease is primarily due to a gain of approximately $351,000 on the sale of six rental units at the property of Hamilton Bay, LLC.  Included in the loss for the nine months ended September 30, 2014 is depreciation and amortization of approximately $2,653,000 compared to approximately $2,776,000 in 2013. The allocable loss for the nine months ended September 30, 2014 associated with the October 2009 investment in Dexter Park is approximately $456,000 of which approximately $1,619,000 is depreciation and amortization.

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

As a result of the changes discussed above, net income for the nine months ended September 30, 2014 was approximately $434,000 compared to net income of $5,338,000, a decrease of approximately $4,904,000 (91.9%).  The decrease in net income is primarily due to the gain on the sale of Nashoba Apartments in 2013, and the increased loss of approximately $2,362,000 from Hamilton Green.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2014 was the collection of rents.  The Partnership’s principal source of cash in 2013 was the collection of rents, proceeds on the sale and refinancing of real estate. The majority of cash and cash equivalents of $13,744,651 at September 30, 2014 and $14,013,380 at December 31, 2013 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $268,729 at September 30, 2014 is summarized as follows:

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$8,220,014	$6,713,207
Cash (used in) investing activities	(1,318,670)	(19,822,203)
Cash provided by (used in) financing activities	(2,706,875)	15,330,269
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,564,397)	(1,021,987)
Distributions paid	(2,898,801)	(2,922,143)
Net (decrease) in cash and cash equivalents	$(268,729)	$(1,722,857)

The cash provided by operating activities is primarily due to collections of rent less cash operating expenses. The decrease in cash used in investing activities is due to an increase in the improvements to rental properties in 2014 compared to the same period in 2013.  The change in cash used in financing activities is due to the payment and payoffs of mortgage notes payable.

During the nine months ended September 30, 2014, the Partnership purchased 25,920 Depositary Receipts for an average price of $47.22 for a total cost, including commissions, of $1,258,399; 205 Class B Units for a cost of $290,698 and 11 General Partnership Units for a cost of $15,300 for a total cost of $1,564,397.

During 2014, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,701,000. These improvements were funded from cash reserves. These sources have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, Westgate Woburn 62 Boylston Street, School Street 9 Associates, Hamilton Green, Dean Street Associates, 1131 Commonwealth, and Westside Colonial, at a cost of approximately $584,000, $333,000, $327,000, $305,000, $297,000, $245,000, $237,000, and $216,000, respectively.

On July 11, 2014, the Partnership refinanced the property owned by Westgate Apartments Burlington, LLC.  The new mortgage is $2,500,000; the interest rate is 4.31%; interest only, payable in 10 years.  Approximately $2,010,000 of loan proceeds were used to pay off the existing mortgage. The mortgage matures in August, 2024. The costs associated with the refinancing were approximately $75,000.

On June 11, 2014, the Partnership refinanced the property owned by NERA Dean Street Associates, LLC.  The new mortgage is $5,687,000; the interest rate is 4.22%, interest only, payable in 10 years. Approximately $5,077,000 of the loan proceeds were used to pay off the existing mortgage.  The mortgage matures in September 2024. The costs associated with the refinancing were approximately $89,000. Approximately $610,000 in cash was received from this refinancing.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of approximately $1,466,000 and Linhart in the amount of approximately $1,926,000.

On July 15, 2013, the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located in Andover, Massachusetts. The purchase price was $62,500,000. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the sale of the Nashoba Apartments, and the balance from the Partnership’s cash reserves. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new mortgage is $38,500,000, interest is fixed at 4.67% for 15 years, interest only for 2 years and the mortgage is amortized over 30 years. This refinancing required additional capital of approximately $1,846,000 from the Partnership. The costs associated with the refinancing were approximately $346,000.

During the nine months ended September 30, 2014 and 2013 the Partnership received distributions of approximately $2,383,000 and $2,305,000 from the investment properties respectively.  Included in these distributions is the amount from Dexter Park of $610,000 and $690,000 for the nine months ended September 30, 2014 and 2013 respectively. The Partnership received approximately $1,000,000 from Hamilton on Main LLC for the nine months ended September 30, 2014, primarily due to the refinancing of the property. The Partnership received distributions of approximately $1,562,000 from 345 Franklin Street LLC in the first nine months of 2013, primarily due to the refinancing of the property.

In 2014, the Partnership approved distributions of $7.50 per unit ($0.25 per receipt) payable on March 31, June 30, and September 30, 2014.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2014, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2014, our proportionate share of the non-recourse debt related to these investments was approximately $60,511,000. See Note 14 to the Consolidated Financial Statements.

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

As of September 30, 2014, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $334,438,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in the Partnership’s internal control over financial reporting ( as such term is defined in Rule 13a-15(f) and 15d-15(f)  under the Exchange Act) during the third quarter of 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)                                  Issuer Purchase of Equity Securities during the third quarter of 2014:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

July 1-31, 2014	$50.24	4,764	237,669
August 1-31, 2014	$50.19	3,360	234,309
September 1-30, 2014	$49.96	1,865	232,444
Total		9,989

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015.  The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through September 30, 2014, the Partnership has repurchased 1,268,811 Depositary Receipts at an average price of $25.32 per receipt (or $759.60 per underlying Class A Unit), 2,308 Class B Units and 122 General Partnership Units, both at an average price of $726.25 per Unit, totaling approximately $ 34,045,000 including brokerage fees paid by the Partnership.

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
Dated: November 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	November 7, 2014
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	November 7, 2014
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 7, 2014
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 7, 2014
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	November 7, 2014
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)

Credit Agreement dated July 31, 2014, among the Partnership, Keybank National Association (“Keybank”), and certain Lenders (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 and incorporated herein by reference).

(10.2)

Note dated July 31, 2014, in the principal amount of $25,000,000 made by Partnership (filed as Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 and incorporated herein by reference).

(10.3)

Non-Recourse Carve Out Guaranty dated July 31, 2014, in favor of Keybank, (filed as Exhibit 10.31 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 and incorporated herein by reference).

(10.4)

Ownership Interest Pledge and Security Agreement dated July 31, 2014, among the Partnership, Keybank and certain Lenders (filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2014 and incorporated herein by reference).

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income,(unaudited)(iii) Consolidated Statements of Changes in Partners’ Capital,(unaudited) (iv) Consolidated Statements of Cash Flows,(unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).