Form 10-K
period 2014-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2015-03-13
CIK 746514

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          At June 30, 2014, the aggregate market value of the registrant's securities held by non-affiliates of the registrant was $112,995,808 based on the closing price of the registrant's traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

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

          As of March 1, 2015, there were 101,475 of the registrant's Class A units (3,044,257 Depositary Receipts) of limited partnership issued and outstanding and 24,254 Class B units issued and outstanding.

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

Operations of the Partnership

        The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the "Hamilton Company" or "Hamilton") to perform general management functions for the Partnership's properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 51 individuals at the Properties and 16 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

        As of February 1, 2015, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

        As of February 1, 2015, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed- use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the "Commercial Properties." See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

        Additionally, as of February 1, 2015, the Partnership owned a 40-50% interest in 9 residential and mixed use complexes, the Investment Properties, with a total of 790 residential units, one commercial unit, and a 50 car parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

        In February 2015, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt), payable on March 31, 2015. In 2014 the Partnership paid four quarterly distributions of an aggregate $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,858,386 in 2014. In 2013, the Partnership paid four quarterly distributions of an aggregate of $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,893,662.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase in the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner reauthorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2014, the Partnership has repurchased 1,286,916 Depositary Receipts at an average price of $25.65 per receipt (or $769.50 per underlying Class A Unit), 2,452 Class B Units and 129 General Partnership Units, both at an average price of $769.53 per Unit, totaling approximately $35,167,000 including brokerage fees paid by the Partnership.

Property Transactions

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

        On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships. These amounts are being amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership's cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new mortgage is $38,500,000; interest is fixed at 4.67% for 15 years, interest only for 2 years and is amortized on a 30 year schedule for the balance of the term. This refinancing required an additional $1,846,000 in capital from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

        During 2014, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $5,605,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, Westgate Apartments, Hamilton Oaks, 9 School Street, 62 Boylston Street and Hamilton Green at a cost of approximately $733,000, $570,000, $527,000, $484,000, $465,000 and $428,000 respectively. The Partnership plans to invest approximately $3,935,000 in capital improvements in 2015.

Line of Credit

        On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $141,000. As of December 31, 2014, no funds have been drawn on this credit line.

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

  •
  development by competitors of competing multi-family communities;

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

        Debt financing could adversely affect our performance.    The vast majority of our assets are encumbered by project specific, non-recourse, non- cross-collateralized mortgage debt. There is a risk that these properties will not have sufficient cash flow from operations for payments of required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the Partnership will either invest additional money in the property or the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

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

        We are subject to the risks associated with investments through joint ventures.    Nine of our properties are owned by joint ventures in which we do not have a direct controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer's interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

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

        We are subject to control by our directors and officers.    The directors and executive officers of the General Partner and members of their families and related entities owned approximately 34% of our depositary receipts as of December 31, 2014. Additionally, management decisions rest with our General Partner without limited partner approval.

        Competition for skilled personnel could increase our labor costs.    We and our management company compete with various other companies in attracting and retaining qualified and skilled personnel who are responsible for the day- to-day operations of our properties. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

        See also "Item 13. Certain Relationships and Related Transactions and Director Independence" for information concerning affiliated transactions.

Apartment Complexes

        The table below lists the location of the 2,412 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2015, the principal amount outstanding under any mortgages as of December 31, 2014, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2014	Maturity Date of Mortgage
Battle Green LLC	48 units		2	$4,736,891	2026
34–42 Worthen Road	0 three-bedroom	N/A		4.95%
Lexington, MA	24 two-bedroom	$2,000–2,250
	24 one-bedroom	$1,565–1,800
	0 studios	N/A
Boylston Downtown L.P.	269 units		1	$40,000,000	2028
62 Boylston Street	0 three-bedroom	N/A		3.97%
Boston, MA	0 two-bedroom	N/A
	53 one-bedroom	$1,800–2,650
	216 studios	$1,300–2,025
Brookside Associates, LLC	44 units		0	$2,642,849	2020
5-7–10-12 Totman Road	0 three-bedroom	N/A		5.81%
Woburn, MA	34 two-bedroom	$1,235–1,500
	10 one-bedroom	$1,175–1,325
	0 studios	N/A
Clovelly Apartments L.P.	103 units		4	$4,160,000	2023
160–170 Concord Street	0 three-bedroom	N/A		5.62%
Nashua, NH	53 two-bedroom	$975–1,325
	50 one-bedroom	$825–995
	0 studios	N/A
Commonwealth 1137 L.P.	35 units		0	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three-bedroom	$2,050–2,800		5.65%
Allston, MA	4 two-bedroom	$1,900–2,050
	1 one-bedroom	$925
	1 studio	$1,150
Commonwealth 1144 L.P.	261 units		0	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three-bedroom	N/A		5.61%
Allston, MA	11 two bedroom	$1,075–1,845
	109 one-bedroom	$900–1,700
	141 studios	$950–1,500
Nera Dean Street Associates, LLC	69 units		4	$5,687,000	2024
38–48 Dean Street	0 three-bedroom	N/A		4.22%
Norwood, MA	66 two-bedroom	$1,325–1,450
	3 one-bedroom	$1,175–1,200
	0 studios	N/A
Executive Apartments L.P	72 units		1	$2,415,000	2023
545–561 Worcester Road	1 three-bedroom	$1,450		5.59%
Framingham, MA	47 two-bedroom	$1,115–1,350
	24 one-bedroom	$875–1,175
	0 studios	N/A
Hamilton Green Apartments LLC	193 units		13	$38,500,000	2029
311–319 Lowell Street	10 three-bedroom	$1,095–2,750		4.67%
Andover, MA	168 two-bedroom	$942–4,607
	15 one-bedroom	$1,167–1,810

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2014	Maturity Date of Mortgage
Hamilton Oaks Associates, LLC	268 units		5	$11,925,000	2023
30–50 Oak Street Extension	0 three-bedroom	N/A		5.59%
40–60 Reservoir Street	96 two-bedroom	$1,200–1,450
Brockton, MA	159 one-bedroom	$940–1,125
	13 studios	$840–885
Highland Street Apartments L.P.	36 units		0	$1,050,000	2023
38–40 Highland Street	0 three-bedroom	N/A		5.59%
Lowell, MA	24 two-bedroom	$975–1,080
	10 one-bedroom	$880–975
	2 studios	$850–915
Linhart L.P	9 units		0	$0 (1)
4–34 Lincoln Street	0 three-bedroom	N/A		0.00%
Newton, MA	0 two-bedroom	N/A
	5 one-bedroom	$900–1,400
	4 studios	$1,000–1,050
North Beacon 140 L.P.	65 units		2	$6,937,000	2023
140–154 North Beacon Street	10 three-bedroom	$2,300–2,700		5.59%
Brighton, MA	54 two-bedroom	$1,775–2,250
	1 one-bedroom	$850
	0 studios	N/A
Olde English Apartments L.P.	84 units		0	$3,080,000	2023
703–718 Chelmsford Street	0 three-bedroom	N/A		5.63%
Lowell, MA	47 two-bedroom	$1,095–1,300
	30 one-bedroom	$975–1,200
	7 studios	$930–995
Redwood Hills L.P.	180 units		7	$6,743,000	2023
376–384 Sunderland Road	0 three-bedroom	N/A		5.59%
Worcester, MA	89 two-bedroom	$1,075–1,325
	91 one-bedroom	$855–1,045
	0 studios	N/A
River Drive L.P.	72 units		2	$3,465,000	2023
3–17 River Drive	0 three-bedroom	N/A		5.62%
Danvers, MA	60 two-bedroom	$1,125–1,325
	5 one-bedroom	$1,005–1,075
	7 studios	$915–950
School Street 9, LLC	184 units		8	$15,000,000	2023
9 School Street	0 three-bedroom	N/A		3.76%
Framingham, MA	96 two-bedroom	$1,235–1,525
	88 one-bedroom	$1,030–1,300
	0 studios	N/A
WCB Associates, LLC	180 units		2	$7,000,000	2023
10–70 Westland Street	1 three-bedroom	$1,300		5.66%
985–997 Pleasant Street	94 two-bedroom	$1,100–1,250
Brockton, MA	85 one-bedroom	$850–1,025
	0 studios	N/A
Westgate Apartments, LLC	220 units		2	$15,700,000	2023
2–20 Westgate Drive	0 three-bedroom	N/A		4.65%
Woburn, MA	110 two-bedroom	$1,290–1,605
	110 one-bedroom	$885–1,450
	0 studios	N/A

Apartment Complex	Number and Type of Units	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2014	Maturity Date of Mortgage
Westgate Apartments Burlington, LLC	20 units		0	$2,500,000	2024
105–107 Westgate Drive	0 three-bedroom	N/A		4.31%
Burlington, MA	12 two bedroom	$1,600–2,050
	8 one-bedroom	$1,250–1,500
	0 studios	N/A

(1)
The loan for Linhart LP was paid off in February 2014.

        Current free rent concessions would result in an average reduction in unit rents of less than $6 per month per unit. Free rent expense amortized in 2014 was approximately $169,000 compared to approximately $70,000 in 2013.

        On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in-place leases and approximately $96,000 to the value of the tenant relationships. These amounts are being amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership's cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new mortgage is $38,500,000; interest is fixed at 4.67% for 15 years, interest only for 2 years and is amortized on a 30 year schedule for the balance of the term. This refinancing required an additional $1,846,000 in capital from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

        See Note 5 to the Consolidated Financial Statements, included as part of this Form 10-K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

        The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

        The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2015.

Condominiums	Number and Type of Units Owned by Partnership	Rent Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2014	Maturity Date of Mortgage
Riverside Apartments	19 units		0	—	—
8–20 Riverside Street	0 three-bedroom	N/A
Watertown, MA	12 two-bedroom	$1,350–1,650
	5 one-bedroom	$1,450–1,500
	2 studios	$1,175–1,225

Commercial Properties

        BOYLSTON DOWNTOWN LP.    In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts ("Boylston"). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2015, the commercial space was fully occupied, and the average rent per square foot was $24.58. For mortgage balance, interest rate and maturity date information see "Apartment Complexes," above.

        HAMILTON OAKS ASSOCIATES, LLC.    The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2015, the commercial space was fully occupied, and the average rent per square foot was $13.50. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $38,000 per year through November 2015. For mortgage balance, interest rate and maturity date information see "Apartment Complexes" above.

        LINHART LP.    In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts ("Linhart"). This mixed-use property includes 21,548 square feet of rentable commercial space. As of February 1, 2015, the commercial space was fully occupied, and the average rent per square foot was $24.52. The mortgage balance was paid off in February 2014.

        NORTH BEACON 140 LP.    In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts ("North Beacon"). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2015, and the average rent per square foot as of that date was $34.00. For mortgage balance, interest rate and maturity date information see "Apartment Complexes" above.

        STAPLES PLAZA.    In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts ("Staples Plaza"). The shopping center consists of 38,695 square feet of rentable commercial space. As of December 31, 2014, the mortgage had an outstanding balance $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2015, Staples Plaza was fully occupied, and the average net rent per square foot was $25.10.

        HAMILTON LINEWT ASSOCIATES, LLC.    In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. The property was fully rented as of February 1, 2015 at an average rent of $35.87 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. This loan was paid off in February 2014.

        HAMILTON CYPRESS LLC.    In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2015, the property was 100% occupied at an average rent of $35.23 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. This mortgage was paid off on February 25, 2013.

        The following information is provided for commercial leases:

Through December 31,	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of annual base rent for expiring leases
2015	$452,620	21,266	11	16%
2016	628,628	28,600	7	21%
2017	569,511	16,516	8	19%
2018	298,551	8,707	6	10%
2019	742,785	25,277	9	25%
2020	64,657	1,106	1	2%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
2023	157,443	4,771	1	5%
2024	0	0	0	0%

Totals	$2,978,995	108,043	44	100%

        Commercial rental income is accounted for using the straight line method. Thirty six percent of our commercial leases contain rent escalations which range from $0.50 – $1.50 per square foot per year.

Investment Properties

        See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

        The Partnership has a 50% ownership interest in the properties summarized below:

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2014	Maturity Date of Mortgage
345 Franklin, LLC	40 Units		2	$10,000,000	2028
345 Franklin Street	0 three-bedroom	N/A		3.87%
Cambridge, MA	39 two-bedroom	$2,350–3,100
	1 one-bedroom	$2,400
	0 studios	N/A
Hamilton on Main Apartments, LLC	148 Units		1	$16,900,000	2024
223 Main Street	0 three-bedroom	N/A		4.34%
Watertown, MA	93 two-bedroom	$1,425–1,950
	31 one-bedroom	$1,275–1,800
	24 studios	$1,200–1,500
Hamilton Minuteman, LLC	42 Units		0	$5,292,511	2017
1 April Lane	0 three-bedroom	N/A		5.67%
Lexington, MA	40 two-bedroom	$1,575–2,025
	2 one-bedroom	$1,650–1,750
	0 studios	N/A
Hamilton Essex 81 LLC	49 Units		0	$8,109,676	2015
Residential	0 three-bedroom	N/A		5.79%
81–83 Essex Street	11 two-bedroom	$1,540–2,500
Boston, Massachusetts	38 one-bedroom	$1,465–1,800
	0 studios	N/A

Investment Properties	Number and Type of Units	Range	Vacancies	Mortgage Balance and Interest Rate As of December 31, 2014	Maturity Date of Mortgage
Hamilton Essex Development LLC	Parking Lot			$1,987,830	2015
Commercial				2.74%
81–83 Essex Street
Boston, Massachusetts
Hamilton 1025, LLC	48 Units		0	$4,806,039	2016
Units to be retained	0 three-bedroom	N/A		5.67%
1025 Hancock Street	32 two-bedroom	$1,525–1,725
Quincy, Massachusetts	16 one-bedroom	$1,350–1,525
	0 studios	N/A
Hamilton Bay, LLC(A)	7 Units		0
Units held for sale	0 three-bedroom	N/A
165–185 Quincy Shore Drive	0 two-bedroom	N/A
Quincy, Massachusetts	7 one-bedroom	$1,400–1,600
	0 studios	N/A
Hamilton Bay Apartments, LLC	48 Units		0	$4,574,002	2017
165–185 Quincy Shore Drive	0 three-bedroom	N/A		5.57%
Quincy, Massachusetts	24 two-bedroom	$1,550–2,000
	24 one-bedroom	$1,350–1,600
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units		0	$86,240,812	2019
175–185 Freeman Street,	71 three-bedroom	$3,100–4,800		5.57%
Brookline,	227 two-bedroom	$2,075–3,650
Massachusetts	111 one-bedroom	$1,825–2,495
	0 studios

Current free rent concessions would result in an average reduction in unit rents of less than $12.15 per month per unit. Free rent amortized in 2014 was approximately $115,000, compared to $32,000 in 2013.

(A)
Represents unsold units at February 1, 2015.

        345 FRANKLIN, LLC.    In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2014, the balance of this mortgage is approximately $10,000,000. This investment is referred to as 345 Franklin, LLC.

        HAMILTON ON MAIN, LLC.    In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000.

        HAMILTON MINUTEMAN, LLC.    In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2014, the balance on this mortgage is approximately $5,293,000. This investment is referred to as Hamilton Minuteman, LLC.

        HAMILTON ESSEX 81, LLC.    On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. As of December 31, 2014, the mortgage on Hamilton Essex 81, LLC is approximately $8,110,000 amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot, is approximately $1,988,000 with a variable interest rate of 2.25% over the daily Libor rate (0.17% at December 31, 2014) originally maturing in August 2011. This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        HAMILTON 1025, LLC.    On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. At December 31, 2014, the mortgage balance is approximately $4,806,000. This investment is referred to as Hamilton 1025, LLC.

        HAMILTON BAY, LLC.    On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership planned to sell 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of December 31, 2014, the balance of the mortgage is approximately $4,574,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced the remaining 20 units held for sale and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2014, 8 units were sold resulting in a gain of approximately $475,000. As of February 1, 2015, 7 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

        HAMILTON PARK TOWERS, LLC.    On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $86,241,000 at December 31, 2014. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The loan was paid in full in April 2012. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

        In 2014, the high and low bid quotations for the Receipts were $51.88 and $43.12 respectively. The table below sets forth the high, low and closing price for each quarter of 2014 and 2013 and the distributions paid on the Partnership's Depositary Receipts:

        Effective January 3, 2012, the Partnership authorized a 3-for-1 forward split of its Depositary Receipts listed on the NYSE MKT and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one-thirtieth (1/30) of a Class A Unit of the Partnership.

        All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

	2014				2013
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$43.12	$46.45	$45.50	$0.25	$29.00	$39.10	$38.75	$0.25
Second Quarter	$44.26	$51.88	$49.14	$0.25	$37.00	$43.72	$40.30	$0.25
Third Quarter	$46.50	$50.00	$47.30	$0.25	$40.15	$46.97	$46.00	$0.25
Fourth Quarter	$45.02	$50.24	$48.75	$0.25	$43.00	$46.99	$44.44	$0.25

Distribution to Limited & General Partners were:

	2014	2013
Class A—Limited Partners (80%)	$3,086,709	$3,114,930
Class B—Limited Partners (19%)	733,093	739,796
Class C—General Partner (1%)	38,584	38,936

Total	$3,858,386	$3,893,662

        On March 10, 2015, the closing price on the NYSE MKT Exchange for a Depositary Receipt was $48.50. There were 2,928,795 Depositary Receipts outstanding and 3,857 Units (representing 115,710 receipts) held by approximately 1,908 record holders.

        Any portion of the Partnership's cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $30.00 per Unit ($1.00 per Receipt) in 2014 and 2013, respectively. The total distribution was $3,858,386 in 2014 and $3,893,662 in 2013. In February 2015, the Partnership declared a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2015.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for certain information relating to the number of holders of each class of Units.

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner reauthorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2014, the Partnership has repurchased 1,286,916 Depositary Receipts at an average price of $25.65 per receipt (or $769.50 per underlying Class A Unit), 2,452 Class B Units and 129 General Partnership Units, both at an average price of $769.53 per Unit, totaling approximately $35,167,000 including brokerage fees paid by the Partnership.

(c)
Issuer Purchase of Equity Securities during the fourth quarter of 2014:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining number of Depositary Receipts that may be purchased Under the Plan (as Amended)
October 1–31, 2014	$48.72	5,277	227,167
November 1–30, 2014	$48.90	5,172	221,995
December 1–31, 2014	$50.94	7,656	214,339

Total		18,105

        See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New England Realty Assoc. L.P., the NYSE MKT Composite Index
and the FTSE NAREIT All REITs Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
INCOME STATEMENT INFORMATION(a)
Revenues	$42,632,319	$38,364,552	$35,169,170	$33,584,787	$31,805,472
Expenses	31,729,726	27,233,135	22,389,427	22,339,029	21,591,507

Income before other income and discontinued operations	10,902,593	11,131,417	12,779,743	11,245,758	10,213,965
Other (Loss)	(9,877,743)	(9,173,918)	(9,179,293)	(9,767,889)	(11,810,920)

Income (loss) before discontinued operations	1,024,850	1,957,499	3,600,450	1,477,869	(1,596,955)
Discontinued operations	0	3,697,886	33,348	7,720,459	237,723

Net (Loss) Income	$1,024,850	$5,655,385	$3,633,798	$9,291,281	$(1,359,232)

Income (loss) before discontinued operations per Unit	$7.96	$15.07	$27.44	$11.24	$(12.12)
Discontinued operations per Unit	0.00	28.48	0.25	59.42	1.80

Net income (loss) per Unit	$7.96	$43.55	$27.69	$70.66	$(10.32)

Distributions to Partners per Unit	$30.00	$30.00	$30.00	$28.00	$28.00

Net income (loss) per Depositary Receipt	$0.27	$1.45	$0.92	$2.36	$(0.34)
Distributions to Partners per Depositary Receipt	$1.00	$1.00	$1.00	$0.93	$0.93
BALANCE SHEET INFORMATION
Real Estate, gross	225,021,946	221,454,286	158,624,893	159,123,799	150,818,648
Real Estate, net	149,116,084	152,904,661	94,973,600	98,924,534	92,744,257
Total Assets	177,777,073	185,345,157	121,538,490	125,376,764	121,276,735
Total Debt Outstanding	196,071,540	198,520,478	138,055,522	140,830,212	142,349,260
Partners' Capital	(27,367,782)	(21,848,563)	(22,515,678)	(21,310,852)	(26,920,567)

        The Partnership may purchase and/or sell properties at any time.

        The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2014	2013	2012	2011	2010
Residential
Units	2,431	2,431	2,270	2,270	2,288
Vacancies	53	39	39	32	79
Vacancy rate	2.2%	1.6%	1.7%	1.4%	3.5%
Commercial
Total square feet	108,043	108,043	108,043	108,043	108,043
Vacancy (in square feet)	0	1,062	5,500	0	0
Vacancy rate	0%	1.0%	5.1%	0%	0%

        See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

(a)
Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the "Act"). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management's good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership's control and which can materially affect the Partnership's actual results, performance or achievements for 2015 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

        For the year ended December 31, 2014, the Partnership's Core Portfolio and Joint Ventures experienced high occupancy and revenue gains as anticipated. The year ended with a 5.8% increase in same store rental income and an occupancy rate of greater than 98%. Despite the addition of many housing units in the Boston Seaport District and Greater Boston in general, the portfolio has not yet experienced downward pressure on rental rates. Management continues to position the entire portfolio, suburban and urban, in order to remain in a competitive position by improving both the interior and exterior condition of the properties. For 2014, core operations demonstrated an 11.1% increase in revenues, a 16.5% increase in operating expenses and a 2.1% decrease in Net Operating Income, ("NOI"—income less operating expenses excluding depreciation) largely due to the acquisition of Hamilton Green at Andover. However, same store revenue increases were 5.8%, operating expenses increased 5.5% resulting in a 6.3% increase in Net Operating Income . Based on current occupancy and contractual rents in place for the next 9-12 months, Management maintains its forecast of similar annual revenue growth for same store rents for the better part of 2015. Management anticipates both the urban and suburban portfolio's occupancy level to be on par with last year's occupancy levels for the upcoming three quarters. Although we experienced mild weather in the 4th quarter resulting in lower utility usage and snow removal costs as compared with 2013, Management forecasts higher expenses in the 1st quarter of 2015 as compared to the 1st quarter 2014 as a result of the record low temperatures and snow fall totals experienced in the Boston area. However, Management does anticipate stable insurance, leasing, real estate tax and bad debt expenses in 2015. Combined, the Partnership will likely outperform 2014 and the distributions to partners are expected to be tax advantaged for 2015.

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

        On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $141,000. As of December 31, 2014, no funds have been drawn on this credit line.

        The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

        The line of credit is collateralized by varying percentages of the Partnership's ownership interest in 23 of its subsidiary properties and joint ventures. Pledged interests range from 49% to 100% of the Partnership's ownership interest in the respective entities.

        The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $12,000 during the year ended December 31, 2014.

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

        For 2014, Management has used existing cash reserves to purchase 44,025 Depository Receipts for a cost of $2,158,332. The Board of Advisors and Board of Directors have unanimously approved an extension of the Repurchase Program from 2015 to 2020 and increased the depositary receipt buy-back allocation from 1.5 million to 2 million receipts. Management believes that the $25m line of credit, net cash flow from operations and cash on hand put the Partnership in position to capitalize on investment opportunities should they reveal themselves in the near future. Management will continue to repurchase shares per its trading plan. As always, Management continues to weigh investment alternatives of stock repurchase, new property acquisitions and dispositions when considering its cash balances and performance of the portfolio.

        The Stock Repurchase Program that was initiated in 2007 has purchased 1,306,331 Depositary Receipts through March 10, 2015 representing 31% of the outstanding class A Depositary Receipts. The Partnership has retained The Hamilton Company ("Hamilton") to manage and administer the Partnership's and Joint Ventures' Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership's properties represent approximately 36% of the total properties and 42% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership's Second Amended and Restated Contract of Limited Partnership (the "Partnership Agreement") expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the "Management Fee"). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

        At March 10, 2015, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 41% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons' family members). Harold Brown also controls 75% of the Partnership's Class B Units, 75% of the capital stock of NewReal, Inc. ("NewReal"), the Partnership's sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership's Class B Units and 25% of NewReal's capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal's Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

        Residential tenants sign a one year lease. In 2014, tenant renewals were approximately 64% with an average rental increase of approximately 3.6%, new leases accounted for approximately 36% with rental rate increases of approximately 6.7%. In 2014, leasing commissions were approximately $236,000 compared to approximately $109,000 in 2013, an increase of approximately $127,000 (116.5%) from 2013. Tenant concessions were approximately $51,000 in 2014 compared to approximately $51,000 in 2013. Tenant improvements were approximately $3,198,000 in 2014, compared to approximately $2,205,000 in 2013, an increase of approximately $993,000 (45.0%).

        Hamilton accounted for approximately 5.6% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2014 and 5.1% in the year ended December 31, 2013. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton's headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton's headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

        Hamilton's legal department handles most of the Partnership's eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 72.4% and 76.3% of the legal services paid for by the Partnership during the years ended December 31, 2014 and 2013, respectively.

        Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

        The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton's architectural department also provides services to the Partnership on an as-needed basis. In 2014, Hamilton provided the Partnership approximately $151,000 in construction and architectural services, compared to $627,000 for the year ended December 31, 2013.

        Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton's accounting staff, which consists of approximately 14 people. In 2014, Hamilton charged the Partnership

$125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

        Discontinued Operations and Rental Property Held for Sale:    In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

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

        Impairment:    On an annual basis management assesses whether there are any indicators that the value of the Partnership's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss for the years ended December 31, 2014, 2013, and 2012.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2014 and December 31, 2013

        The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $10,903,000 during the year ended December 31, 2014, compared to approximately $11,131,000 for the year ended December 31, 2013, a decrease of approximately $228,000.

        The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2015	February 1, 2014
Residential
Units	2,431	2,431
Vacancies	53	39
Vacancy rate	2.2%	1.6%
Commercial
Total square feet	108,043	108,043
Vacancy	0	1,062
Vacancy rate	0.0%	1.0%

	Rental Income (in thousands) Year Ended December 31,
	2014		2013
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$42,206	$42,206	$38,156	$37,962
Residential percentage	92%	92%	92%	92%
Commercial percentage	8%	8%	8%	8%
Contingent rentals	$658	$658	$670	$670

        Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:

	Year Ended December 31,
			Dollar Change	Percent Change
	2014	2013
Revenues
Rental income	$42,205,644	$37,961,599	$4,244,045	11.2%
Laundry and sundry income	426,675	402,953	23,722	5.9%

	42,632,319	38,364,552	4,267,767	11.1%

Expenses
Administrative	2,206,483	2,116,527	89,956	4.3%
Depreciation and amortization	10,551,527	8,377,902	2,173,625	25.9%
Management fee	1,744,849	1,570,158	174,691	11.1%
Operating	4,668,196	4,201,928	466,268	11.1%
Renting	430,949	202,787	228,162	112.5%
Repairs and maintenance	6,608,290	5,815,264	793,026	13.6%
Taxes and insurance	5,519,432	4,948,569	570,863	11.5%

	31,729,726	27,233,135	4,496,591	16.5%

Income Before Other Income and Discontinued Operations	10,902,593	11,131,417	(228,824)	(2.1)%

Other Income (Expense)
Interest income	754	1,118	(364)	(32.6)%
Interest expense	(9,553,200)	(8,013,109)	(1,540,091)	19.2%
Other income	—	4,950	(4,950)	(100.0)%
(Loss) from investments in unconsolidated joint ventures	(325,297)	(1,166,877)	841,580	(72.1)%

	(9,877,743)	(9,173,918)	(703,825)	7.7%

Income From Continuing Operations	1,024,850	1,957,499	(932,649)	(47.6)%

Discontinued Operations
Income from discontinued operations	—	19,047	(19,047)	(100.0)%
Gain on the sale of real estate from discontinued operations	—	3,678,839	(3,678,839)	(100.0)%

		3,697,886	(3,697,886)	(100.0)%

Net Income	$1,024,850	$5,655,385	$(4,630,535)	(81.9)%

        Rental income from continuing operations for the year ended December 31, 2014 was approximately $42,206,000, compared to approximately $37,962,000 for the year ended December 31, 2013, an increase of approximately $4,244,000 (11.2%). The two main factors which can be attributed to this increase are as follows; rental income in 2014 at Hamilton Green is for twelve months versus rental income for only six months in 2013, resulting in an increase of approximately $2,156,000 and rental rate increases of approximately 4.8% in 2014. The Partnership Properties with the most significant increases in rental income, excluding Hamilton Green, include 62 Boylston Street, 1144 Commonwealth Street, Westgate Apartments, Hamilton Cypress, Hamilton Oaks and 9 School Street with increases of approximately $343,000, $327,000, $200,000, $183,000, $175,000 and $133,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

        Operating expenses from continuing operations for the year ended December 31, 2014 were approximately $31,730,000 compared to approximately $27,233,000 for the year ended December 31,

2013, an increase of approximately $4,497,000 (16.5%). The most significant factor contributing to this increase was the 12 months of operating expenses for Hamilton Green in 2014 versus 6 months of operating expenses in 2013, an increase of approximately $3,168,000. Excluding Hamilton Green, factors which contributed to the increase in operating expenses were an increase in repairs and maintenance expenses of approximately $395,000 (7.1%) due to repairs at the properties to maintain occupancy; an increase in operating expenses of approximately $271,000 (6.6%) due to increases in utility costs; an increase in taxes and insurance of approximately $221,000 (4.7%) due to increases in real estate taxes and insurance premiums; an increase in depreciation and amortization expense of approximately $167,000 (2.8%) due to capital improvements; and an increase in renting expense of approximately $151,000 (81.2%) due to an increase in the use of outside rental agents to rent apartments.

        Interest expense for the year ended December 31, 2014 was approximately $9,553,000 compared to approximately $8,013,000 for the year ended December 31, 2013, an increase of approximately $1,540,000 (19.2%). This increase is primarily due to interest paid on the mortgage for Hamilton Green for twelve months versus six months of interest in 2013.

        At December 31, 2014, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

        As described in Note 14 to the Consolidated Financial Statements, the Partnership's share of the net loss from the Investment Properties was approximately $325,000 for the year ended December 31, 2014, compared to a net loss of approximately $1,167,000 for the year ended December 31, 2013, a decrease in the loss of approximately $842,000 (72.2%). This decrease in loss is consistent with the continued strength in the rental real estate market including an approximate 5.5% increase in revenue. Included in the loss for the year ended December 31, 2014 is depreciation and amortization expense of approximately $3,516,000. The allocable loss for the year ended December 31, 2014 associated with the October 2009 investment in Dexter Park is approximately $468,000 of which approximately $2,162,000 is depreciation and amortization.

        Interest income for the year ended December 31, 2014 was approximately $800 compared to approximately $1,100 for the year ended December 31, 2013, a decrease of approximately $300.

        In May 2013 the Partnership sold the Nashoba Apartments located in Acton, Massachusetts. The gain on the sale was approximately $3,679,000 and is included in income from discontinued operations.

        As a result of the changes discussed above, net income for the year ended December 31, 2014 was approximately $1,025,000 compared to income of approximately $5,655,000 for the year ended December 31, 2013, a decrease in income of approximately $4,630,000.

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

        Operating expenses from continuing operations for the year ended December 31, 2013 were approximately $27,233,000 compared to approximately $22,389,000 for the year ended December 31, 2012, an increase of approximately $4,844,000 (21.6%). The most significant factors contributing to this increase were an increase in repairs and maintenance expenses of approximately $740,000 (14.6%) due to ongoing repairs to properties in an effort to maintain occupancy; an increase in operating expenses of approximately $621,000 (17.3%) due to significant snow removal and heating costs due to a very harsh winter; an increase in taxes and insurance of approximately $649,000 (15.1%) due to an increase in real estate taxes; an increase in depreciation and amortization expenses of approximately $2,365,000 (39.3%) due to approximately $1,535,000 of depreciation and approximately $774,000 of amortization of in- place leases from the acquisition of Hamilton Green as well as capital improvements to Partnership properties; and an increase in administrative expenses of approximately $303,000 (16.7%) due to the expensing of the professional fees in connection with the abandoned refinancing. The total operating expenses increased by $4,844,000, of which approximately $3,083,000 is attributable to the acquisition of Hamilton Green.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal source of cash during 2014 and 2013 was the collection of rents and proceeds on the sale and refinancing of real estate. The majority of cash and cash equivalents of $14,015,898 at December 31, 2014 and $14,013,380 at December 31, 2013 were held in interest bearing accounts at creditworthy financial institutions.

        This increase in cash of $2,518 at December 31, 2014 is summarized as follows:

	Year Ended December 31,
	2014	2013
Cash provided by operating activities	$11,840,634	$13,439,139
Cash (used in) investing activities	(2,539,791)	(22,912,720)
Cash (used in) provided by financing activities	(2,754,356)	21,493,326
Repurchase of Depositary Receipts, Class B and General Partner Units	(2,685,583)	(1,094,609)
Distributions paid	(3,858,386)	(3,893,662)

Net increase in cash and cash equivalents	$2,518	$7,031,474

        The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash used in investing activities is primarily due to the Partnership not making any new property acquisitions in 2014. The decrease in cash used in financing activities is due to principal payments on mortgages of approximately $3,558,000, partially offset by the refinancing of the mortgages on two of the Partnership properties for approximately an additional $1,110,000. In 2014, the Partnership purchased a total of 44,025 Class A Depositary Receipts, 349 Class B Units and 18 General Partnership Units for a total cost of $2,685,583.

        During 2014, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $5,605,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills Apartments, Westgate Apartments, Hamilton Oaks, 9 School Street, 62 Boylston Street and Hamilton Green at a cost of approximately $733,000, $570,000, $527,000, $484,000, $465,000 and $428,000 respectively. The Partnership plans to invest approximately $3,935,000 in capital improvements in 2015.

        During 2014, the Partnership refinanced two properties. After paying off the existing mortgages, the net cash received from these refinancing was approximately $1,110,000. In 2014, the Partnership paid off the mortgages on Linewt and Linhart for approximately $3,392,000.

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

        During the year ended December 31, 2014, the Partnership received distributions of approximately $3,344,000 from the investment properties of which $890,000 was from Dexter Park and $1,253,000 was from Hamilton on Main, primarily due to the refinancing.

        In 2014 the Partnership paid four quarterly distributions of $7.50 per Unit ($0.25 per receipt) for a total payment of $3,858,386 in 2014. In 2013, the Partnership paid four quarterly distributions of an aggregate of $7.50 per Unit ($0.25 per receipt) for a total payment of $3,893,662 in 2013. In 2015, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2015.

        On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $141,000. As of December 31, 2014, no funds have been drawn on this credit line.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

        As of December 31, 2014, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness except Hamilton Bay Sales. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2014, our proportionate share of the non-recourse debt related to these investments was approximately $60,331,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

        See Notes 5 and 14 to the Consolidated Financial Statements for a description of mortgage notes payable. The Partnership has no other material contractual obligations to be disclosed.

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

        As of December 31, 2014, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $333,982,000 in long-term debt, substantially all of which pay interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. These mortgages mature through 2029. For information regarding the fair value and maturity dates of these debt obligations, see Item 2. Properties and Note 5 to the Consolidated Financial Statements—"Mortgage Notes Payable," Note 12 to the Consolidated Financial Statements—"Fair Value Measurements" and Note 14 to the Consolidated Financial Statements—"Investment in Unconsolidated Joint Ventures."

        For additional disclosure about market risk, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results".

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Partnership appear on pages F-1 through F-37 of this Form 10-K and are indexed herein under Item 15(a)(1).

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

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (2013)". Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2014.

        We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The effectiveness of the Partnership's internal control over financial reporting as of December 31, 2014 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See "Item 11. Executive Compensation" for information concerning fees paid by the Partnership to The Hamilton Company during 2014.

        Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

        The directors of the General Partner are Ronald Brown, Harold Brown, Guilliaem Aertsen, David Aloise, and Eunice Harps. The directors of the General Partner hold office until their successors are duly elected and qualified.

        Ronald Brown and Harold Brown hold all of the executive officer positions of the General Partner. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

        On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of July 1, 2014, the Audit Committee consisted of Guilliaem Aertsen, David Aloise, and Eunice Harps. The Board of Directors of the General Partner has determined that Guilliaem Aertsen is an audit committee financial expert, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

        The following table sets forth the name and age of each director and officer of the General Partner and each such person's principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	79	Co-General Partner since the Partnerships formation in 1977. Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985), a real estate management company; Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (1997-2004); President, Brookline Chamber of Commerce (1990-1992); Director, Coolidge Corner Theater Foundation (1990-1993); President, Brookline Property Owner's Association (1981-1990); Trustee, Brookline Hospital (1982-1989); Director, Brookline Symphony Orchestra (1996-2002); Director and Treasurer, Brookline Greenspace Alliance (since 1999). Mr. Brown is a graduate of Northeastern University earning a B.A. degree in Mechanical Engineering and an M.S. degree in Engineering Management. Based on Mr. Brown's ownership interest in the Partnership, ownership interest in the Partnership's General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.
Harold Brown, Treasurer and Director (since 1984)	90
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

Name and Position	Age	Other Position
Guilliaem Aertsen, IV, Director (since 2002)	67	Director and Chairman of the Partnership's Audit Committee. Chief Executive Officer, Aertsen Ventures LLC (since 1999) a private venture capital firm focused on early stage companies engaged in technology, real estate and distressed financial assets; Director and CFO of CineCast LLC (2000-2012); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997) a partnership of corporate investors, housing sponsors and public agencies engaged in the financing of affordable housing and community development projects in Massachusetts and New England; Chairman of the Board of Trustees of the Old South Church (1992-2002); Executive Vice President and member of the senior management group of BankBoston Corporation (1996- 1998); Executive and management assignments including corporate lending, real estate, capital markets, venture capital and asset management Bank Boston Corporation (1973-1998). Mr. Aertsen is a graduate of Harvard University. Based on Mr. Aertsen's familiarity with the Partnership as a member of the Board of Directors and as Chairman of the Audit Committee, his experience as a director with several other companies and his banking, management and financial expertise, the Board of Directors concluded that Mr. Aertsen has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.
David Aloise, Director (since 2007)	60
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

Name and Position	Age	Other Position
Eunice Harps, Director (since 2014)	65	Director and member of the Partnership's Audit Committee. Director of Credit Massachusetts Housing Investment Corporation (since 1999) a private financier of affordable housing and community development throughout Massachusetts; BankBoston Corporation (1984-1998) Vice President Senior Manager, Capital Markets Credit, Vice President, Troubled Debt Restructuring Team; Steering Committee NEWIRE (1993-1995), Board of Directors Chair YW Boston; Board Member of Nuestra Comunidad Development Corporation (Since 2015). Ms. Harps is a graduate of Boston University earning a B.A. and M.B.A. degrees. Based on Ms. Harps' experience in banking, credit review and affordable housing, the Board of Directors concluded that Ms. Harps has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

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

REPORT OF THE AUDIT COMMITTEE

        The Audit Committee of NewReal Inc. (NewReal), which is the General Partner of New England Realty Associates Limited Partnership ("NERA" or the "Partnership"), is currently comprised of Guilliaem Aertsen, IV, David Aloise, and Eunice Harps, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter.

        The Partnership's management, which consists of NERA's General Partner, is responsible for the preparation of the Partnership's financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP ("Miller Wachman") acts as the Partnership's independent auditor and is responsible for conducting an independent audit of the Partnership's annual financial statements and the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2014 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

        The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2014 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

        In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

        Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2014 be included in the Partnership's annual report on form 10-K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise
Eunice Harps

ITEM 11.    EXECUTIVE COMPENSATION

        The Partnership does not have "Executive Compensation." As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

        The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2014. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

        The General Partner has engaged The Hamilton Company ("Hamilton") to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See "Item 10. Directors and Executive Officers of the Registrant." The total Management Fee paid to Hamilton during 2014 was approximately $1,745,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $75,000 in 2014. The Partnership does not have a written agreement with this individual.

        In 2014, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $925,000 inclusive of construction supervision and architectural fees of approximately $151,000, rental commissions of approximately $56,000, repairs and maintenance service fees of approximately $368,000, legal fees of approximately $225,000 and $125,000 for accounting services. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

        Additionally, the Hamilton Company received approximately $955,000 from the 40-50% owned Investment Properties of which approximately $652,000 was the management fee, approximately $14,000 was for construction supervision and architectural fees, approximately $80,000 was for maintenance services, $42,000 for legal services, rental commissions of approximately $16,000 and $151,000 for construction costs. The Advisory Committee held six meetings during 2014, and a total of $30,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2014 and a total of $11,000 was paid for attendance and participation in such meetings.

  Compensation Committee Interlocks and Insider Participation

        The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2014 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of March 1, 2015, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2015, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,947,962 Depositary Receipts had been issued to approximately 1,724 holders. As of March 1, 2015, there were issued and outstanding 3,857 Class A Units (not including the Depositary Receipts) held by 184 unit holders, 24,254 Class B Units and 1,277 General Partnership Units held by the persons listed below. During 2014, 106 Class A Units were exchanged for 3,180 Depositary Receipts.

        The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2014 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned
Harold Brown		(1)(2)		(1)(2)	18,191	(3)	75	%(3)		(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Harold Brown 2013 Revocable Trust		(2)		(2)
c/o Saul Ewing LLP 131 Dartmouth Street Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	0		0
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	2,929	(5)	2.87	%(5)	6,063		25%			(4)	100	%(4)
c/o New England Realty Associates Limited Partnership 39 Brighton Avenue Allston, MA 02134
Guilliaem Aertsen	0		0		0		0		0		0
175 West Brookline Street Boston, MA 02118
David Aloise	0		0		0		0		0		0
241 Cottage Park Road Winthrop, MA 02152
Eunice Harps	0		0		0		0		0		0
5 Holyoke Street #1 Boston, MA 02116
NewReal, Inc.	333		0.32%		0		0		1,276		100%
39 Brighton Avenue Allston, MA 02134
All directors and officers as a group	25,777	(6)	25.24	%(6)	24,254	(7)	100	%(7)		(4)	100	%(4)

	Class A				Class B		General Partnership
Directors and Officers	Number of Units Beneficially Owned		% Of Outstanding Units Beneficially Owned		Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned	Number of Units Beneficially Owned	% Of Outstanding Units Beneficially Owned
5% Owners that are not Directors and Officers
Carl Valeri	6,598	(8)	6.46	%(8)	0	0	0	0
50 Udine Street
Arlington, MA 02476
Harold Brown 2009 Irrevocable Trust	9,417	(9)	9.22	%(9)
39 Brighton Avenue Alston, MA 02134

(1)
As of December 31, 2014, 507,849 Depositary Receipts are held of record by the HBC Holdings, LLC (HBC). Harold Brown is the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 16,928 Class A Units (approximately 16.58% of the outstanding Class A Units).

(2)
As of December 31, 2014, Harold Brown directly owns 167,600 Depositary Receipts beneficially owned by his spouse. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Harold Brown may be deemed to directly beneficially own approximately 5,587 Class A Units (approximately 5.47% of the outstanding Class A Units).

(3)
Consists of Class B Units held by HBC Holdings, LLC. See Note (1) above. Harold Brown, as Manager, has voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the 18,191 Class B Units held by the LLC.

(4)
Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all 1,276 of the General Partnership Units held of record by NewReal, Inc.

(5)
Consists of 87,860 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,929 Class A Units.

(6)
Consists of the Class A Units described in Notes (1), (2) and (4) above, plus New Real, Inc. and Ronald Brown, as indicated in the table.

(7)
Includes the Class B Units described in Note (2) above.

(8)
Consists of 197,935 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,598 Class A Units.

(9)
Consists of 282,500 Depositary Receipts held by the Harold Brown 2009 Irrevocable Trust. Harold Brown is not a beneficiary of the Trust and he does not have a pecuniary interest. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trust may be deemed to beneficially own approximately 9,417 Class A Units

        On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5-1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed "insiders" of the Partnership to adopt individual plans for trading the Partnership's securities ("Trading Plans"), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown, providing for the purchase of up to 60,000 Depositary Receipts of the Partnership as such become available during the period from May 14, 2001 through May 13, 2002. Mr. Brown amended and restated this Trading Plan on November 19, 2001 to increase the number of Depositary Receipts which were to be purchased pursuant thereto from 60,000 to 150,000, expanding the date through which purchases could be made to September 30, 2002, and to provide that purchases under his Trading Plan were to be made only if the price per Depositary Receipt was $15.00 or less. On November 7, 2007, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchased through September 30, 2009 for up to

150,000 Depositary Receipts at prices up to $33.33 each. On November 4, 2009, Mr. Brown amended and restated the Trading Plan expanding the date through which Depositary Receipts may be purchase through September 30, 2012 for up to 150,000 Depositary Receipts at price up to $28.33 each. On November 14, 2012, Mr. Brown amended and restated the Trading Plan extending the date through which Depositary Receipts may be purchased through September 30, 2016 for up to 600,000 Depositary Receipts at prices up to $45.00.

        The Partnership does not have any securities authorized for issuance pursuant to any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Harold Brown and Ronald Brown are brothers.

        There are no other family relationships among any of our directors. Messrs. Aertsen, Aloise and Ms. Harps representing a majority of our directors are determined to be independent under the rules of the NYSE Amex Exchange and the SEC. The board holds regularly scheduled meetings.

        The Partnership's written policy with respect to the review and approval of related party transactions is governed by the Partnership Agreement which assigns the Advisory Committee with the responsibility to approve or reject all proposed acquisitions and investments with or from the General Partner or an Affiliate. Related Parties are identified by the Officers of the management company and material transactions are reported to and reviewed by the Audit Committee on a quarterly basis.

        The Partnership invested approximately $34,049,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has a 40%- 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 57% and the President and five employees of the management company own between 0% and 6.8% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

        See also "Item 2. Properties," "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Miller Wachman LLP served as the Partnership's independent accountants for the fiscal year ended December 31, 2014 and has reported on the 2014 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit Fees
Recurring annual audits and quarterly reviews	$276,000	$239,000

Subtotal	276,000	239,000

Other Audit Related Fees	—	—

Tax Fees
Recurring tax compliance for the Partnership, 24 subsidiary Partnerships and 20 General Partnerships	84,000	84,000
Tax Planning and research	—	—

Subtotal	84,000	84,000

Other Fees	—	—

Total Fees	$360,000	$323,000

        The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2014 and 2013 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements:

    The following Financial Statements are included in this Form 10- K:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2014 and 2013

    Consolidated Statements of Income for the Years ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Changes in Partners' Capital for the Years ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Cash Flows for the Years ended December 31, 2014, 2013 and 2012

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

To the Partners of
New England Realty Associates Limited Partnership

        We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership ("the Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited New England Realty Associates Limited Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, New England Realty Associates Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ MILLER WACHMAN LLP
Boston, Massachusetts March 13, 2015

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Rental Properties	$149,116,084	$152,904,661
Cash and Cash Equivalents	14,015,898	14,013,380
Rents Receivable	474,225	496,149
Real Estate Tax Escrows	340,341	375,560
Prepaid Expenses and Other Assets	3,287,005	3,895,189
Investments in Unconsolidated Joint Ventures	8,807,868	12,025,142
Financing Fees	1,735,652	1,635,076

Total Assets	$177,777,073	$185,345,157

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	196,071,540	198,520,478
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	1,425,369	1,252,346
Accounts Payable and Accrued Expenses	3,099,117	3,178,495
Advance Rental Payments and Security Deposits	4,548,729	4,242,401

Total Liabilities	205,144,755	207,193,720
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners' Capital 127,653 and 129,487 units outstanding in 2014 and 2013 respectively	(27,367,682)	(21,848,563)

Total Liabilities and Partners' Capital	$177,777,073	$185,345,157

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental income	$42,205,644	$37,961,599	$34,784,130
Laundry and sundry income	426,675	402,953	385,040

	42,632,319	38,364,552	35,169,170

Expenses
Administrative	2,206,483	2,116,527	1,813,150
Depreciation and amortization	10,551,527	8,377,902	6,012,755
Management fee	1,744,849	1,570,158	1,428,052
Operating	4,668,196	4,201,928	3,580,690
Renting	430,949	202,787	180,574
Repairs and maintenance	6,608,290	5,815,264	5,075,037
Taxes and insurance	5,519,432	4,948,569	4,299,169

	31,729,726	27,233,135	22,389,427

Income Before Other Income and Discontinued Operations	10,902,593	11,131,417	12,779,743

Other Income (Expense)
Interest income	754	1,118	2,216
Interest expense	(9,553,200)	(8,013,109)	(7,695,232)
(Loss) from investments in unconsolidated joint ventures	(325,297)	(1,166,877)	(1,487,484)
Other income	—	4,950	1,207

	(9,877,743)	(9,173,918)	(9,179,293)

Income From Continuing Operations	1,024,850	1,957,499	3,600,450

Discontinued Operations
Income from discontinued operations	—	19,047	33,348
Gain on the sale of real estate	—	3,678,839	—

	—	3,697,886	33,348

Net Income	$1,024,850	$5,655,385	$3,633,798

Income per Unit
Income before discontinued operations	$7.96	$15.07	$27.44
Income from discontinued operations	—	28.48	0.25

Net Income per Unit	$7.96	$43.55	$27.69

Weighted Average Number of Units Outstanding	128,735	129,868	131,230

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Units						Partners's Capital
	Limited						Limited
			General Partnership		Treasury Units				General Partnership
	Class A	Class B		Subtotal		Total	Class A	Class B		Total
Balance January 1, 2012	144,180	34,243	1,802	180,225	48,741	131,484	$(17,052,134)	$(4,045,782)	$(212,935)	$(21,310,851)
Distribution to Partners	—	—	—	—	—	—	(3,145,928)	(747,158)	(39,324)	(3,932,410)
Stock Buyback	—	—	—	—	1,040	(1,040)	(726,058)	(171,148)	(9,008)	(906,214)
Net Income	—	—	—	—	—	—	2,907,038	690,422	36,338	3,633,798

Balance December 31, 2012	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(3,114,930)	(739,796)	(38,936)	(3,893,662)
Stock Buyback	—	—	—	—	957	(957)	(877,623)	(206,137)	(10,849)	(1,094,609)
Net Income	—	—	—	—	—	—	4,524,308	1,074,523	56,554	5,655,385

Balance December 31, 2013	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)

Distribution to Partners			—	—	—	—	(3,086,709)	(733,093)	(38,584)	(3,858,386)
Stock Buyback	—	—	—	—	1,834	(1,834)	(2,158,332)	(500,888)	(26,363)	(2,685,583)
Net Income	—	—	—	—	—	—	819,880	194,722	10,248	1,024,850

Balance December 31, 2014	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$1,024,850	$5,655,385	$3,633,798

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,551,527	8,377,902	6,092,725
Loss from investments in joint ventures	325,297	1,166,877	1,487,484
Gain on the sale of equipment	—	(3,500)	—
Depreciation and amortization—discontinued operations	—	2,111	—
Gain on the sale of rental property	—	(3,678,839)	—
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	21,924	(21,064)	(40,831)
Increase (Decrease) in accounts payable and accrued expense	(79,378)	816,553	108,246
(Increase) Decrease in real estate tax escrow	35,219	74,093	(48,327)
(Increase) Decrease in prepaid expenses and other assets	(345,132)	443,925	685,772
Increase in advance rental payments and security deposits	306,327	605,696	32,996

Total Adjustments	10,815,784	7,783,754	8,318,065

Net cash provided by operating activities	11,840,634	13,439,139	11,951,863

Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	3,071,902	1,288,077	1,366,383
Distribution in excess of investment in unconsolidated joint ventures	272,500	1,687,750	—
Investment in unconsolidated joint ventures	(279,402)	(929,327)	(59,383)
Improvement of rental properties	(5,604,791)	(4,499,924)	(2,360,399)
Proceeds from the sale of equipment	—	3,500	—
Purchase of rental properties	—	(22,601,774)	—
Net proceeds from the sale of rental property	—	2,138,978	—

Net cash (used in) investing activities	(2,539,791)	(22,912,720)	(1,053,399)

Cash Flows from Financing Activities
Payment of financing costs	(305,418)	(971,630)	(353,400)
Proceeds of mortgage notes payable	1,109,555	28,268,115	—
Principal payments of mortgage notes payable	(3,558,493)	(5,803,159)	(1,106,091)
Principal payments of note payable	—	—	(1,668,600)
Stock buyback	(2,685,583)	(1,094,609)	(906,214)
Distributions to partners	(3,858,386)	(3,893,662)	(3,932,410)

Net cash provided by (used in) financing activities	(9,298,325)	16,505,055	(7,966,715)

Net Increase in Cash and Cash Equivalents	2,518	7,031,474	2,931,749
Cash and Cash Equivalents, at beginning of period	14,013,380	6,981,906	4,050,157

Cash and Cash Equivalents, at end of period	$14,015,898	$14,013,380	$6,981,906

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

        Line of Business:    New England Realty Associates Limited Partnership ("NERA" or the "Partnership") was organized in Massachusetts in 1977. NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,412 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40-50% interest in 9 residential and mixed use properties consisting of 790 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

DECEMBER 31, 2014

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

DECEMBER 31, 2014

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

DECEMBER 31, 2014

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

        Concentration of Credit Risks and Financial Instruments:    The Partnership's properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership's revenues in 2014, 2013, or 2012. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2014, substantially all of the Partnership's cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At December 31, 2014 and 2013, respectively approximately $15,118,000 and $15,275,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

        Advertising Expense:    Advertising is expensed as incurred. Advertising expense was $119,015, $41,285 and $52,084 in 2014, 2013 and 2012, respectively.

        Discontinued Operations and Rental Property Held for Sale:    In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

        Interest Capitalized:    The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2014, 2013 and 2012 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

        As of December 31, 2014, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the "Apartment Complexes"). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the "Condominium Units"). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

        Additionally, as of December 31, 2014, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the "Commercial Properties."

        The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the "Investment Properties") at December 31, 2014 with a total of 790 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2. RENTAL PROPERTIES (Continued)

        Rental properties consist of the following:

	December 31, 2014	December 31, 2013	Useful Life
Land, improvements and parking lots	$44,541,471	$43,919,728	15–40 years
Buildings and improvements	153,059,430	152,130,635	15–40 years
Kitchen cabinets	6,865,348	5,956,078	5–10 years
Carpets	6,341,227	5,820,516	5–10 years
Air conditioning	705,116	707,928	5–10 years
Laundry equipment	147,721	404,775	5–7 years
Elevators	1,139,296	1,139,296	20–40 years
Swimming pools	444,629	444,629	10–30 years
Equipment	5,491,992	5,038,530	5–7 years
Motor vehicles	130,563	86,657	5 years
Fences	24,670	24,670	5–15 years
Furniture and fixtures	5,910,046	5,564,621	5–7 years
Smoke alarms	220,437	216,223	5–7 years

Total fixed assets	225,021,946	221,454,286
Less: Accumulated depreciation	(75,905,862)	(68,549,625)

	$149,116,084	$152,904,661

        Real estate and accumulated depreciation as of December 31, 2014

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)	Date Acquired
		Land		Improvements	Land		Totals
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$40,000,000	$2,112,000	$8,593,109	$7,681,413	$2,112,000	$16,274,522	$18,386,522	$10,220,358	July 1995
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,642,649	$684,000	$3,116,000	$464,970	$684,000	$3,580,970	$4,264,970	$1,858,026	Oct. 2000
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,661,272	$177,610	$3,139,631	$3,317,241	$2,081,134	Sept. 1977
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$1,183,513	$342,000	$2,551,182	$2,893,182	$1,416,545	July 1995
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$2,074,864	$1,410,000	$7,739,680	$9,149,680	$4,851,194	July 1995
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$672,285	$91,400	$1,412,645	$1,504,045	$1,056,717	Sept. 1977
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,736,891	$1,341,737	$8,457,497	$129,588	$1,341,737	$8,587,085	$9,928,822	$1,409,607	Jun. 2011

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)	Date Acquired
		Land		Improvements	Land		Totals
Hamilton Cypress LLC Commercial—1031Exchange Brookline, Massachusetts	$—	$2,362,596	$4,613,985	$250,850	$2,362,596	$4,864,835	$7,227,431	$878,739	Oct. 2008
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$38,500,000	$16,054,336	$44,794,438	$553,304	$16,054,336	$45,347,742	$61,402,078	$4,931,941	Jul. 2013
Hamilton Linewt LLC Commercial—1031Exchange Newton, Massachusetts	$—	$884,042	$2,652,127	$62,608	$884,042	$2,714,735	$3,598,777	$492,424	Nov. 2007
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$2,138,080	$2,175,000	$14,463,080	$16,638,080	$8,036,862	Dec. 1999
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$374,147	$156,000	$1,008,232	$1,164,232	$629,766	Dec. 1996
Linhart L.P. Residential/Commercial Newton, Massachusetts	$—	$385,000	$1,540,000	$1,278,713	$385,000	$2,818,713	$3,203,713	$1,945,771	Jan. 1995
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,687,000	$1,512,000	$5,701,480	$791,091	$1,512,000	$6,492,571	$8,004,571	$2,893,369	Jun. 2002
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$1,818,227	$936,000	$5,580,240	$6,516,240	$3,476,883	July 1995
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$1,324,254	$46,181	$2,202,577	$2,248,758	$1,354,946	Sept. 1977
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$2,896,055	$1,200,000	$7,706,659	$8,906,659	$4,402,390	July 1995
River Drive L.P. Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$678,945	$72,525	$1,266,722	$1,339,247	$919,183	Sept. 1977
Riverside Apartments Condominium Units Massachusetts	$—	$23,346	$190,807	$21,706	$23,346	$212,513	$235,859	$202,257	Sept. 1977
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$15,000,000	$4,686,728	$18,746,911	$(1,581,928)	$4,686,728	$17,164,983	$21,851,711	$7,285,429	Apr. 2003
WRF Associates, LLC Strip Mall Framingham, Massachusetts	$6,000,000	$3,280,000	$4,920,000	$42,069	$3,280,000	$4,962,069	$8,242,069	$2,568,515	May 1999
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$1,174,207	$1,335,000	$8,739,708	$10,074,708	$4,992,376	Dec. 1999
Westate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$2,500,000	$44,965	$4,478,687	$241,572	$44,965	$4,720,259	$4,765,224	$1,815,417	Sep. 2004

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2. RENTAL PROPERTIES (Continued)

		Initial Cost to Partnerships(1)		Cost Capitalized Subsequent to Acquisition(2)	Gross Amount at Which Carried at Close of Period
	Encumbrances (First Mortgages)		Buildings Improvements			Buildings Improvements		Accumulated Depreciation(3)	Date Acquired
		Land		Improvements	Land		Totals
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$7,316,384	$417,107	$9,741,020	$10,158,127	$6,186,013	Sept. 1977

(1)
The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.

(2)
Net of retirements.

(3)
In 2014, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10–39 years
Other Categories of Assets	5–15 years

        A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2014	2013	2012
Rental Properties
Balance, Beginning	$221,454,286	$158,624,893	$159,123,799
Additions:
Buildings, improvements and other assets	5,604,791	65,349,698	2,360,399

	227,059,077	223,974,591	161,484,198
Deduct:
Write-offs of retired or disposed assets	2,037,131	2,505,787	1,607,830
Rental properties held for sale and/or sold	0	14,518	1,251,475

Balance, Ending	$225,021,946	$221,454,286	$158,624,893

Accumulated Depreciation
Balance, Beginning	$68,549,625	$63,651,293	$60,199,265
Add:
Depreciation for the year	9,393,368	7,404,120	5,849,083

	77,942,993	71,055,413	66,048,348
Deduct
Accumulated depreciation of retired or disposed assets	2,037,131	2,505,788	1,607,830
Accumulated depreciation of rental properties held for sale and/or sold	0	0	789,225

Balance, Ending	$75,905,862	$68,549,625	$63,651,293

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

DECEMBER 31, 2014

NOTE 2. RENTAL PROPERTIES (Continued)

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

NOTE 3. RELATED PARTY TRANSACTIONS

        The Partnership's properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership's properties and 3% on Linewt. Total fees paid were approximately $1,745,000, $1,578,000 and $1,447,000 in 2014, 2013 and 2012, respectively.

        The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2014, 2013 and 2012, approximately $925,000, $1,431,000 and $686,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2014 expenses referred to above, approximately $368,000 consisted of repairs and maintenance, $350,000 of administrative expense and $56,000 for rental commission. Approximately $151,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2014, the Hamilton Company received approximately $955,000 from the Investment Properties of which approximately $652,000 was the management fee, approximately $165,000 was for construction, architectural services and supervision of capital projects, approximately $80,000 was for maintenance services, approximately $16,000 was for rental commissions and approximately $42,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

        The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,230,000, $2,926,000 and $2,606,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2014, 2013 or 2012.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 3. RELATED PARTY TRANSACTIONS (Continued)

        Bookkeeping and accounting functions are provided by the Management Company's accounting staff, which consists of approximately 14 people. During the years ended December 31, 2014, 2013 and 2012 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

        The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the years ended December 31, 2014, 2013 and 2012 this individual received a quarterly fee of $18,750 for a total fee of $75,000.

        The Partnership has invested in nine limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown's ownership interest is between 43.2% and 57%. See Note 14 for a description of the properties and their operations.

        On October 28, 2009, the Partnership borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan is four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The Partnership may also prepay the note without penalty. On August 17, 2010, HBC gave six months written notice to the Partnership requesting a principal pay down of $2,500,000. During the fourth quarter of 2010, the Partnership paid HBC $2,500,000 as requested. During 2011, the Partnership elected to make principal payments of $1,000,000 on August 1, 2011, $1,000,000 on October 1, 2011 and $1,000,000 on December 15, 2011 reducing the loan balance to $1,668,600. In February 2012, the Partnership elected to make additional principal payments of $750,000 to HBC Holdings and the balance of $918,600 was paid in full in April 2012. The interest paid for the year ended December 31, 2012 was $18,960 .

        The Advisory Committee held six meetings during 2014, and a total of $30,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2014 and a total of $11,000 was paid for attendance and participation in such meetings.

        See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

        Approximately $2,090,000 and $2,053,000 of security deposits are included in prepaid expenses and other assets at December 31, 2014 and 2013, respectively. The security deposits and escrow accounts are restricted cash.

        Included in prepaid expenses and other assets at December 31, 2014 and 2013 is approximately $253,000 and $123,000, respectively, held in escrow to fund future capital improvements.

        Intangible assets on the acquisition of Hamilton Green are included in prepaid expenses and other assets. Intangible assets are approximately $49,000 net of accumulated amortization of approximately $1,703,000 and approximately $978,000 net of accumulated amortization of approximately $774,000 at December 31, 2014 and 2013, respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 4. OTHER ASSETS (Continued)

        Financing fees of approximately $1,736,000 and $1,635,000 are net of accumulated amortization of approximately $613,000 and $548,000 at December 31, 2014 and 2013, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

  Mortgages Payable

        At December 31, 2014 and 2013, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2014, the interest rates on these loans ranged from 3.76% to 5.97%, payable in monthly installments aggregating approximately $808,000, including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At December 31, 2014, the weighted average interest rate on the above mortgages was 4.81%. The effective rate of 4.91% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership's mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

        The Partnership has pledged tenant leases as additional collateral for certain of these loans.

        Approximate annual maturities at December 31, 2014 are as follows:

2015—current maturities	135,000
2016	1,183,000
2017	1,782,000
2018	7,860,000
2019	1,942,000
Thereafter	183,170,000

$196,072,000

        On February 25, 2013, the Partnership paid off the mortgage of approximately $3,967,000 on Hamilton Cypress LLC. There was no penalty on the early payoff. The funds used to pay off the mortgage were from the Partnerships cash reserves.

        On March 11, 2013, the Partnership refinanced the property owned by School Street 9 LLC. The new loan is $15,000,000 with an interest rate of 3.76% due in 2023. The loan calls for interest only for three years followed by principal and interest payments over the remainder of the loan term. Principal payments will be on a 30 year amortization schedule. The Partnership paid off the prior mortgage in the amount of approximately $15,284,000 with the proceeds of the new mortgage and the Partnership's cash reserves. The costs associated with this refinancing were approximately $159,000.

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

DECEMBER 31, 2014

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

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

  Line of Credit

        On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $141,000. As of December 31, 2014, no funds have been drawn on this credit line.

        The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.

        The line of credit is collateralized by varying percentages of the Partnership's ownership interest in 23 of its subsidiary properties and joint ventures. Pledged interests range from 49% to 100% of the Partnership's ownership interest in the respective entities.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 5. MORTGAGE NOTES PAYABLE (Continued)

        The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $12,000 during the year ended December 31, 2014.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

        The Partnership's residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. Prepaid rents are approximately $1,568,000 and $1,448,000 at December 31, 2014 and 2013, respectively. Security deposits are approximately $2,332,000 and $2,286,000 at December 31, 2014 and 2013, respectively.

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

        In 2015, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2015 and payable on March 31, 2015, $7.50 per unit and $0.25 per receipt.

        In 2014 and 2013, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ($1.00 per receipt) each year.

        The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners' interests in Class A Units. Under the terms of this agreement, the holders of Class A

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 7. PARTNERS' CAPITAL (Continued)

Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended December 31,
	2014	2013
Income per Depositary Receipt before Discontinued Operations	$0.27	$0.50
Income per Depositary Receipt from Discontinued Operations	0.00	0.95

Net Income per Depositary Receipt after Discontinued Operations	$0.27	$1.45

Distributions per Depositary Receipt	$1.00	$1.00

NOTE 8. TREASURY UNITS

        Treasury Units at December 31, 2014 are as follows:

Class A	42,057
Class B	9,989
General Partnership	526

52,572

        On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program ("Repurchase Program") under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership's Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2014, the Partnership has repurchased 1,286,916 Depositary Receipts at an average price of $25.65 per receipt (or $769.50 per

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 8. TREASURY UNITS (Continued)

underlying Class A Unit), 2,452 Class B Units and 129 General Partnership Units, both at an average price of $769.53 per Unit, totaling approximately $35,167,000 including brokerage fees paid by the Partnership.

        From January 1, 2015 through March 10, 2015, the Partnership purchased a total of 19,415 Depositary Receipts. The average price was $50.00 per receipt or $1,500.00 per unit. The total cost including commission was $975,731. The Partnership is required to repurchase 154 Class B Units and 8 General Partnership Units at a cost of $230,574 and $12,135 respectively.

        During the year ended December 31, 2014, the Partnership purchased a total of 44,025 Depositary Receipts. The average price was $47.90 per receipt or $1,437 per unit. The total cost including commission was $2,158,332. The Partnership was required to repurchase 349 Class B Units and 18 General Partnership units at a cost of $500,888 and $26,363 respectively.

        During the year ended December 31, 2013, the Partnership purchased a total of 22,964 Depositary Receipts. The average price was $37.80 per receipt or $1,134 per unit. The total cost including commissions was $877,623. The Partnership was required to repurchase 182 Class B Units for a cost of $206,137 and 10 General Partnership Units for a cost of $10,849 for a total cost of $1,094,609.

NOTE 9. COMMITMENTS AND CONTINGENCIES

        From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

        During the year ended December 31, 2014, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2014 as follows:

Commercial Property Leases
2015	$2,699,000
2016	2,218,000
2017	1,510,000
2018	1,181,000
2019	724,000
Thereafter	746,000

$9,078,000

        The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $638,000, $670,000 and $661,000 for

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 10. RENTAL INCOME (Continued)

the years ended December 31, 2014, 2013 and 2012 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 32% of the total commercial rental income.

        The following information is provided for commercial leases:

Through December 31,	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of annual base rent for expiring leases
2015	$452,620	21,266	11	16%
2016	628,628	28,600	7	21%
2017	569,511	16,516	8	19%
2018	298,551	8,707	6	10%
2019	742,785	25,277	9	25%
2020	64,657	1,106	1	2%
2021	64,800	1,800	1	2%
2022	0	0	0	0%
2023	157,443	4,771	1	5%
2024	0	0	0	0%

Totals	$2,978,995	108,043	44	100%

        Rents receivable are net of an allowance for doubtful accounts of approximately $366,000 and $344,000 at December 31, 2014 and 2013. Included in rents receivable at December 31, 2014 is approximately $163,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe's at Staples Plaza in Framingham, Massachusetts.

        Rents receivable at December 31, 2014 also includes approximately $109,000 representing the deferral of rental concession primarily related to the residential properties.

        For the year ended December 31, 2014 rent at the commercial properties includes approximately $2,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

        During the years ended December 31, 2014, 2013 and 2012, cash paid for interest was approximately $8,791,000, $8,062,000 and $7,776,000 respectively. Cash paid for state income taxes was approximately $51,000, $60,000 and $48,000 during the years ended December 31, 2014, 2013 and 2012 respectively. In 2013, the Partnership was involved in non-cash refinancing activities of $38,500,000 in connection with the purchase of Hamilton Green. In 2014, the Partnership was involved in non-cash refinancing activities of approximately $7,077,000 for NERA Dean Street Associates, LLC and Westgate Apartments Burlington, LLC.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

        At December 31, 2014 and 2013, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

        At December 31, 2014 and 2013 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and notes payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

        At December 31, 2014 and 2013, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2014 and 2013, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

        The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  •
  For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

  •
  For mortgages and notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

        The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2014	$196,071,540	$210,691,170
At December 31, 2013	$198,520,478	$196,059,827
Investment Properties
At December 31, 2014	$137,910,870	$147,843,221
At December 31, 2013	$137,875,515	$147,975,521

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

for purposes of these financial statements since December 31, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

        Taxable income reportable by the Partnership and includable in its partners' tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable loss of approximately $2,100,000 was approximately $3,100,000 less than statement income for the year ended December 31, 2014. The primary reason for the decrease is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership's real estate at December 31, 2014 is approximately $5,000,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership's tax basis in its joint venture investments is approximately $1,300,000 less than statement basis because of accelerated depreciation.

        Certain entities included in the Partnership's consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

        The following reconciles GAAP net income to taxable income:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Financial statement ("book") net income	$1,025	$5,655	$3,634
Book/Tax differences from depreciation and amortization	(2,884)	(300)	51
Book/Tax differences on tax free exchanges	(827)	(4,670)	266
Book/Tax differences from Investment Properties	307	400	198
Increase (Decrease) in prepaid rent and allowances	269	175	(40)
Other	2	50	57

Taxable income (loss)	$(2,108)	$1,310	$4,166

        Allowable accelerated depreciation deductions expired in 2014. This may result in higher taxable income in future years. Future tax law changes may significantly affect taxable income.

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

        In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31,

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 13. TAXABLE INCOME AND TAX BASIS (Continued)

2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2009 forward.

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

        On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $86,241,000 at December 31, 2014. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates ("HBC"). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The loan was paid in full in April 2012. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

        On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of December 31, 2014, the balance of the mortgage is approximately $4,574,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2014, 8 units were sold resulting in a gain of approximately $475,000. As of February 1, 2015, seven units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

        On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. As of December 31, 2014, the mortgage on Hamilton Essex 81, LLC is approximately $8,110,000 amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot, is approximately $1,988,000 with a variable interest rate of 2.25% over the daily Libor rate (0.17% at December 31, 2014) originally maturing in August 2011. This loan was extended to August 2013 with the same conditions except for the addition of fixed principal payments in the amount of $4,301 per month. The cost associated with the extension was approximately $6,000. In September 2013, the loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

        On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,806,000 at December 31, 2014. This investment is referred to as Hamilton 1025, LLC.

        In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2014, the balance of this mortgage is approximately $5,293, 000. This investment is referred to as Hamilton Minuteman, LLC.

        In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

        In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000.

        In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2014, the balance of this mortgage is approximately $10,000,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information as of December 31, 2014

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
ASSETS
Rental Properties	$8,732,134	$2,621,495	$7,132,916	$5,156,752	$811,043	$6,416,511	$6,551,038	$19,408,575	$97,142,777	$153,973,241
Cash & Cash Equivalents	759	4,216	111,875	23,008	28,636	32,379	66,705	158,515	1,128,780	1,554,873
Rent Receivable	44,399	—	2,116	2,111	1,770	945	—	7,495	94,857	153,693
Real Estate Tax Escrow	105,474	—	17,731	75,027	—	46,978	40,532	62,290	294,748	642,780
Prepaid Expenses & Other Assets	83,881	559	36,911	45,704	198,603	46,290	44,736	71,703	1,917,136	2,445,523
Financing & Leasing Fees	30,109	5,639	89,890	9,594		13,519	8,012	155,162	281,222	593,147

Total Assets	$8,996,756	$2,631,909	$7,391,439	$5,312,196	$1,040,052	$6,556,622	$6,711,023	$19,863,740	$100,859,520	$159,363,257

LIABILITIES AND PARTNERS' CAPITAL
Mortgage Notes Payable	$8,109,676	$1,987,830	$10,000,000	$4,806,039	$—	$4,574,002	$5,292,511	$16,900,000	$86,240,813	$137,910,871
Accounts Payable & Accrued Expense	49,426	6,088	51,122	28,751	21,454	10,193	52,095	156,578	793,995	1,169,702
Advance Rental Pmts& Security Deposits	174,186		191,054	96,142	10,999	99,043	95,642	305,809	2,224,824	3,197,699

Total Liabilities	8,333,288	1,993,918	10,242,176	4,930,932	32,453	4,683,238	5,440,248	17,362,387	89,259,632	142,278,272
Partners' Capital	663,468	637,991	(2,850,737)	381,264	1,007,599	1,873,384	1,270,775	2,501,353	11,599,888	17,084,985

Total Liabilities and Capital	$8,996,756	$2,631,909	$7,391,439	$5,312,196	$1,040,052	$6,556,622	$6,711,023	$19,863,740	$100,859,520	$159,363,257

Partners' Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$331,734	$318,995	$—	$190,632	$503,800	$936,692	$635,388	$1,250,676	$4,639,953	8,807,868

Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,425,369)	$—	$—	$—	$—	$—	$—	(1,425,369)

Total Investment in Unconsolidated Joint Ventures (Net)										$7,382,500

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,031
Commercial	1	1	—	1	—	—	—	—	—	3

Total	49	1	40	176	120	48	42	148	409	1,034
Units to be retained	49	1	40	49	—	48	42	148	409	786

Units to be sold	—	—	—	127	120	—	—	—	—	247

Units sold through February 1, 2015	—	—	—	127	113	—	—	—	—	240

Unsold units	—	—	—	—	7	—	—	—	—	7
Unsold units with deposits for future sale as of February 1, 2015	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information for the year ended December 31, 2014

	Hamilton Essex 81	Hamilton Essex Development	345 Franklin	Hamilton 1025	Hamilton Bay Sales	Hamilton Bay Apts	Hamilton Minuteman Apts	Hamilton on Main Apts	Dexter Park	Total
Revenues
Rental Income	$1,409,443	$291,517	$1,347,653	$933,315	$187,228	$943,525	$919,874	$2,931,793	$13,658,064	$22,622,412
Laundry and Sundry Income	17,634	—	1,547	—	—	—	1,731	38,668	100,935	160,515

	1,427,077	291,517	1,349,200	933,315	187,228	943,525	921,605	2,970,461	13,758,999	22,782,927

Expenses
Administrative	32,908	1,530	41,319	8,550	4,361	18,053	8,823	54,694	226,551	396,789
Depreciation and Amortization	434,834	11,287	401,813	240,808	36,183	300,634	322,642	958,081	5,406,157	8,112,439
Management Fees	57,914	11,661	55,776	37,388	7,545	38,392	37,869	116,157	289,170	651,872
Operating	121,354	—	60,695	1,023	1,058	1,801	81,659	399,600	1,233,796	1,900,986
Renting	11,900	—	13,870	9,701	1,238	6,563	8,475	23,311	177,251	252,309
Repairs and Maintenance	156,321	3,810	67,219	326,111	84,460	294,811	79,215	395,608	1,181,497	2,589,052
Taxes and Insurance	228,556	53,556	118,103	158,129	36,624	158,858	119,406	367,278	1,462,398	2,702,908

	1,043,787	81,844	758,795	781,710	171,469	819,112	658,089	2,314,729	9,976,820	16,606,355

Income Before Other Income	383,290	209,673	590,405	151,605	15,759	124,413	263,516	655,732	3,782,179	6,176,572

Other Income (Loss)
Interest Expense	(483,197)	(55,877)	(391,451)	(280,385)	(596)	(263,656)	(308,646)	(800,881)	(4,952,328)	(7,537,017)
Interest Income	—	—	—	21	—	—	—	—	—	21
Interest Income from Note	—	—	—	—	468	—	—	—	—	468
Gain on Sale of Real Estate	—	—	—	—	475,335	—	—	—	—	475,335

	(483,197)	(55,877)	(391,451)	(280,364)	475,207	(263,656)	(308,646)	(800,881)	(4,952,328)	(7,061,193)

Net Income (Loss)	$(99,907)	$153,796	$198,954	$(128,759)	$490,966	$(139,243)	$(45,130)	$(145,149)	$(1,170,149)	$(884,621)

Net Income (Loss)—NERA 50%	$(49,954)	$76,898	$99,477	$(64,380)	$245,483	$(69,622)	$(22,565)	$(72,575)		142,764

Net Income (Loss)—NERA 40%									$(468,061)	(468,061)

										$(325,297)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Future annual mortgage maturities at December 31, 2014 are as follows:

Period End	Hamilton Essex 81	Hamilton Essex 81 Development	345 Franklin	Hamilton 1025	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Hamilton Park Towers (Dexter Park)	Total
12/31/2015	143,239	1,987,830	—	72,721	74,790	79,647	—	1,541,094	3,899,321
12/31/2016	7,966,437		86,413	4,733,318	77,805	83,493	—	1,507,291	14,454,757
12/31/2017	—		183,627	—	4,421,408	5,129,371	—	1,593,424	11,327,830
12/31/2018	—	—	190,861	—	—		—	1,684,479	1,875,340
12/31/2019	—	—	198,380	—	—	—	—	79,914,524	80,112,904
Thereafter	—	—	9,340,719	—	—	—	16,900,000	—	26,240,719

	$8,109,676	$1,987,830	$10,000,000	$4,806,039	$4,574,003	$5,292,511	$16,900,000	$86,240,812	$137,910,871

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

        At December 31, 2014 the weighted average interest rate on the above mortgages was 5.28%. The effective rate was 5.33% including the amortization expense of deferred financing costs.

Summary financial information as of December 31, 2013

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

DECEMBER 31, 2014

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

										$(1,166,879)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Summary financial information as of December 31, 2012

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

DECEMBER 31, 2014

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

DECEMBER 31, 2014

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

        In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31,2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Partnership's consolidated financial statements.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Total Revenues	$0	$193,480	$462,031

Operating and other expenses	0	172,322	348,714
Depreciation and amortization	0	2,111	79,969

	0	174,433	428,683

Income from discontinued operations	$0	$19,047	$33,348

Gain on the Sale of Nashoba in the second quarter of 2013:
Sale price	$4,300,000
Net book value	(476,766)
Expense of sale	(144,395)

Gain on the sale of real estate	$3,678,839

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total
Revenue	$10,617,928	$10,560,535	$10,643,029	$10,810,827	$42,632,319
Expenses	8,053,306	7,835,735	7,916,421	7,924,264	31,729,726

Income Before Other Income and Discontinued Operations	2,564,622	2,724,800	2,726,608	2,886,563	10,902,593
Income (Loss) From Discontinued Operations	0	0	0	0	0
Other Income (Loss)	(2,594,236)	(2,443,079)	(2,545,121)	(2,295,307)	(9,877,743)

Net Income	$(29,614)	$281,721	$181,487	$591,256	$1,024,850

Net Income per Unit before Discontinued Operations	$(0.23)	$2.18	$1.41	$4.60	$7.96
Income per Unit from Discontinued Operations	$0.00	$0.00	$0.00	$0.00	$0.00

Net Income Per Unit	$(0.23)	$2.18	$1.41	$4.60	$7.96

Income Per Depositary Receipt Before Discontinued Operations	$(0.01)	$0.07	$0.05	$0.15	$0.27
Income Per Depositary Receipt From Discontinued Operations	$0.00	$0.00	$0.00	$0.00	$0.00

Net Income Per Depositary Receipt	$(0.01)	$0.07	$0.05	$0.15	$0.27

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Revenue	$9,019,693	$9,002,762	$9,967,752	$10,374,345	$38,364,552
Expenses	5,980,237	6,113,940	7,484,223	7,654,735	27,233,135

Income Before Other Income and Discontinued Operations	3,039,456	2,888,822	2,483,529	2,719,610	11,131,417
Income (Loss) From Discontinued Operations	19,731	3,678,922	(654)	(113)	3,697,886
Other Income (Loss)	(2,157,562)	(2,098,628)	(2,515,749)	(2,401,979)	(9,173,918)

Net Income (Loss)	$901,625	$4,469,116	$(32,874)	$317,518	$5,655,385

Net Income (Loss) per Unit before Discontinued Operations	$6.77	$6.08	$(0.25)	$2.45	$15.07
Income (Loss) per Unit from Discontinued Operations	$0.15	$28.29	$(0.01)	$0.00	$28.48

Net Income (Loss) Per Unit	$6.93	$34.37	$(0.25)	$2.45	$43.55

Income Per Depositary Receipt Before Discontinued Operations	$0.23	$0.20	$(0.01)	$0.08	$0.50
Income Per Depositary Receipt From Discontinued Operations	$0.01	$0.94	$0.00	$0.00	$0.95

Net Income (Loss) Per Depositary Receipt	$0.23	$1.15	$(0.01)	$0.08	$1.45

NOTE 18—SUBSEQUENT EVENTS

        From January 1, 2015 through March 10, 2015, the Partnership purchased a total of 19,415 Depositary Receipts. The average price was $50.00 per receipt or $1500.00 per unit. The total cost was $975,731. The Partnership is required to repurchase 154 Class B Units and 8 General Partnership Units at a cost of $230,574 and $12,135 respectively.

        On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other account describe	Deductions Describe(a)	Balance at end of Period
Year ended December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	343,805	308,401		286,101	366,105
Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	380,708	189,946		226,849	343,805
Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	448,119	190,032		257,443	380,708

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
Dated: March 13, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BROWN Ronald Brown	President and Director of the General Partner (Principal Executive Officer)	March 13, 2015
/s/ HAROLD BROWN Harold Brown	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
/s/ GUILLIAEM AERTSEN Guilliaem Aertsen	Director of the General Partner	March 13, 2015
/s/ DAVID ALOISE David Aloise	Director of the General Partner	March 13, 2015
/s/ EUNICE HARPS Eunice Harps	Director of the General Partner	March 13, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)	Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)
(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.(20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013(17)
(10.15)	Loan Agreement dated July 15, 2013 complete description(18)
(10.16)	Revolving Line of Credit dated July 31, 2014(19)
(21)	Subsidiaries of the Partnership.(4)
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)

Exhibit No.	Description of Exhibit
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)
(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).
(99.1)	Combined Financial Statements of Significant Subsidiaries
(101.1)	The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners' Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

(19)
Incorporated herein by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.

(20)
Incorporated herein by reference to Exhibit 10.10 to the Partnership's Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.