Form 10-K/A
period 2014-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2015-04-24
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2014, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $112,995,808 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

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

As of March 1, 2015, there were 101,475 of the registrant’s Class A units ( 3,044,257 Depositary Receipts) of limited partnership issued and outstanding and 24,254 Class B units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amended Filing”) to the Annual Report of New England Realty Associates Limited Partnership (“NERA”) on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015 (the “Original Filing”) is to correct two references to “Net Operating Income” in the third full paragraph on page 25 of the Original Filing to refer to “income before other income and discontinued  operations.”

In accordance with SEC rules, this Amended Filing includes certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing.  Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, if any.

The third full paragraph on page 25 of the Original Filing is hereby amended and restated as follows:

For the year ended December 31, 2014, the Partnership’s Core Portfolio and Joint Ventures experienced high occupancy and revenue gains as anticipated.  The year ended with a 5.8% increase in same store rental income and an occupancy rate of greater than 98%.  Despite the addition of many housing units in the Boston Seaport District and Greater Boston in general, the portfolio has not yet experienced downward pressure on rental rates.  Management continues to position the entire portfolio, suburban and urban, in order to remain in a competitive position by improving both the interior and exterior condition of the properties.  For 2014, core operations demonstrated an 11.1% increase in revenues, a 16.5% increase in operating expenses and a 2.1% decrease in income before other income and discontinued  operations largely due to the acquisition of Hamilton Green at Andover. However, same store revenue increases were 5.8%, operating expenses increased 5.5% resulting in a 6.3% increase in income before other income and discontinued  operations. Based on current occupancy and contractual rents in place for the next 9-12 months, Management maintains its forecast of similar annual revenue growth for same store rents for the better part of 2015.  Management anticipates both the urban and suburban portfolio’s occupancy level to be on par with last year’s occupancy levels for the upcoming three quarters.  Although we experienced mild weather in the 4th quarter resulting in lower utility usage and snow removal costs as compared with 2013, Management forecasts higher expenses in the 1st quarter of 2015 as compared to the 1st quarter 2014 as a result of the record low temperatures and snow fall totals experienced in the Boston area.  However, Management does anticipate stable insurance, leasing, real estate tax and bad debt expenses in 2015.  Combined, the Partnership will likely outperform 2014 and the distributions to partners are expected to be tax advantaged for 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

By:	/s/ NEWREAL, INC.
Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
(Principal Executive Officer)
Dated: April 24, 2015

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

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013 (17)
(10.15)	Loan Agreement dated July 15, 2013 complete description (18)
(10.16)	Revolving Line of Credit dated July 31, 2014 (19)
(21)	Subsidiaries of the Partnership.(4)
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

(99.1)	Combined Financial Statements of Significant Subsidiaries (20)
(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. (21)

(1)                                 Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.

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

(14)                          Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2011

(15)                          Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.

(16)                          Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.

(17)                          Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.

(18)                          Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.

(19)                          Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.

(20)                      Incorporated herein by reference to Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2015.

(21)                          Incorporated herein by reference to Exhibit 101.1 to the Partnership’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2015.