Form 10-Q
period 2015-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2015-05-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 101,475 of the registrant’s Class A units (3,044,257 Depositary Receipts) of limited partnership issued and outstanding and 24,254 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	Unaudited
ASSETS
Rental Properties	$147,573,728	$149,116,084
Cash and Cash Equivalents	14,036,371	14,015,898
Rents Receivable	500,001	474,225
Real Estate Tax Escrows	343,485	340,341
Prepaid Expenses and Other Assets	3,270,191	3,287,005
Investments in Unconsolidated Joint Ventures	8,268,172	8,807,868
Financing and Leasing Fees	1,680,700	1,735,652
Total Assets	$175,672,648	$177,777,073
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$196,038,642	$196,071,540
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	1,487,939	1,425,369
Accounts Payable and Accrued Expenses	2,684,390	3,099,117
Advance Rental Payments and Security Deposits	4,589,471	4,548,729
Total Liabilities	204,800,442	205,144,755

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 126,844 and 127,653 units outstanding in 2015 and 2014 respectively	(29,127,794)	(27,367,682)
Total Liabilities and Partners’ Capital	$175,672,648	$177,777,073

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Rental income	$10,972,792	$10,514,719
Laundry and sundry income	102,728	103,209
	11,075,520	10,617,928
Expenses
Administrative	533,077	530,567
Depreciation and amortization	2,484,294	2,724,180
Management fee	450,704	427,392
Operating	2,086,185	1,681,934
Renting	65,926	36,856
Repairs and maintenance	1,347,214	1,211,254
Taxes and insurance	1,462,976	1,441,123
	8,430,376	8,053,306
Income Before Other Income (Expense)	2,645,144	2,564,622
Other Income (Expense)
Interest income	195	183
Interest expense	(2,360,915)	(2,386,167)
Income (Loss) from investments in unconsolidated
joint ventures	125,234	(208,252)
	(2,235,486)	(2,594,236)
Net Income (Loss)	$409,658	$(29,614)

Net Income (loss) per Unit	$3.22	$(0.23)
Weighted Average Number of Units Outstanding	127,073	129,312

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2014	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(775,366)	(184,149)	(9,692)	(969,207)
Stock Buyback	—	—	—	—	271	(271)	(305,230)	(70,470)	(3,709)	(379,409)
Net (Loss)	—	—	—	—	—	—	(23,691)	(5,627)	(296)	(29,614)

Balance March 31, 2014	144,180	34,243	1,802	180,225	51,009	$129,216	$(18,589,614)	$(4,405,322)	$(231,857)	$(23,226,793)

Balance January 1, 2015	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(761,064)	(180,753)	(9,513)	(951,330)
Stock Buyback	—	—	—	—	809	(809)	(975,731)	(230,574)	(12,135)	(1,218,440)
Net Income	—	—	—	—	—	—	327,726	77,835	4,097	409,658
Balance March 31, 2015	144,180	34,243	1,802	180,225	53,381	126,844	$(23,319,557)	$(5,517,827)	$(290,410)	$(29,127,794)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$409,658	$(29,614)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,484,294	2,724,180
(Income) Loss from investments in joint venture	(125,234)	208,252
Change in operating assets and liabilities
(Increase) in rents receivable	(25,776)	(6,140)
(Decrease) in accounts payable and accrued expense	(414,728)	(506,471)
(Increase) Decrease in real estate tax escrow	(3,144)	85,858
Decrease (Increase) in prepaid expenses and other assets	1,994	(478,430)
Increase in advance rental payments and security deposits	40,742	55,810
Total Adjustments	1,958,148	2,083,059
Net cash provided by operating activities	2,367,806	2,053,445
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	653,843	273,083
Distribution in excess of investment in unconsolidated joint ventures	82,500	100,000
(Investment in) unconsolidated joint ventures	(8,843)	(108,083)
Improvement of rental properties	(872,165)	(548,564)
Net cash (used in) investing activities	(144,665)	(283,564)
Cash Flows from Financing Activities
Principal payments and payoffs of mortgage notes payable	(32,898)	(3,447,120)
Stock buyback	(1,218,440)	(379,409)
Distributions to partners	(951,330)	(969,207)
Net cash (used in) financing activities	(2,202,668)	(4,795,736)
Net Increase (Decrease) in Cash and Cash Equivalents	20,473	(3,025,855)
Cash and Cash Equivalents, at beginning of period	14,015,898	14,013,380
Cash and Cash Equivalents, at end of period	$14,036,371	$10,987,525

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 24 properties which include 16 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,412 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50% interest in 9 residential and mixed use properties consisting of 790 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2015 or 2014 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2015 or 2014. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2015, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%.  At March 31, 2015 and December 31, 2014, respectively approximately $15,144,000 and $15,118,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $31,574 and $30,239 for the three months ended March 31, 2015 and 2014, respectively.

Discontinued Operations and Rental Property Held for Sale:  In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2015 and 2014 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2015, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2015, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2015 with a total of 790 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2015	December 31, 2014	Useful Life
Land, improvements and parking lots	$44,541,471	$44,541,471	15—40 years
Buildings and improvements	153,342,470	153,059,430	15—40 years
Kitchen cabinets	7,080,552	6,865,348	5—10 years
Carpets	6,481,927	6,341,227	5—10 years
Air conditioning	705,116	705,116	5—10 years
Laundry equipment	153,052	147,721	5—7 years
Elevators	1,139,296	1,139,296	20—40 years
Swimming pools	444,629	444,629	10—30 years
Equipment	5,556,712	5,491,992	5—7 years
Motor vehicles	130,859	130,563	5 years
Fences	24,670	24,670	5—15 years
Furniture and fixtures	6,072,922	5,910,046	5—7 years
Smoke alarms	220,437	220,437	5—7 years
Total fixed assets	225,894,113	225,021,946
Less: Accumulated depreciation	(78,320,385)	(75,905,862)
	$147,573,728	$149,116,084

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid including discontinued operations were approximately $451,000  and $427,000 for the three months ended March 31, 2015 and 2014, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2015 and 2014, approximately $238,000 and $178,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2015 expenses referred to above, approximately $124,000 consisted of repairs and maintenance, $84,000 of administrative expense . Approximately $30,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2015, the Hamilton Company received approximately $225,000 from the Investment Properties of which approximately $167,000 was the management fee, approximately $47,000 was for maintenance services, approximately $5,000 was for construction and capital improvement projects and approximately $6,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $729,000 and $866,000 for the three months ended March 31, 2015 and 2014, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2015 and 2014.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2015 and 2014, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the three months ended March 31, 2015 and 2014 this individual received fees of $18,750.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,146,000 and $2,090,000 of security deposits are included in prepaid expenses and other assets at March 31, 2015 and December 31, 2014, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at March 31, 2015 and December 31, 2014 is approximately $273,000 and $253,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Hamilton Green are included in prepaid expenses and other assets.  Intangible assets are approximately $41,000 net of accumulated amortization of approximately $1,711,000 and approximately $49,000 net of accumulated amortization of approximately $1,703,000 at March 31, 2015 and December 31, 2014, respectively.

Financing fees of approximately $1,681,000 and $1,736,000 are net of accumulated amortization of approximately $668,000 and $613,000 at March 31, 2015 and December 31, 2014, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE AND LINE OF CREDIT

Mortgage Notes Payable

At March 31, 2015 and December 31, 2014, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2015, the interest rates on these loans ranged from 3.76% to 5.97%, payable in monthly installments aggregating approximately $808,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At March 31, 2015, the weighted average interest rate on the above mortgages was 4.81%. The effective rate of 4.93% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2015 are as follows:

2016—current maturities	$285,000
2017	1,439,000
2018	1,801,000
2019	7,880,000
2020	1,963,000
Thereafter	182,671,000
$196,039,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $125,000.  As of March 31, 2015, no funds have been drawn on this credit line.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $13,000 for the three months ended March 31, 2015.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2015, amounts received for prepaid rents of approximately $1,621,000 are included in cash and cash equivalents, and security deposits of approximately $2,146,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2015, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2015 and paid on March 31, 2015, $7.50 per unit and $0.25 per receipt.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended March 31,
	2015	2014
Net Income per Depositary Receipt	$0.11	$(0.01)
Distributions per Depositary Receipt	$0.25	$0.25

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2015 are as follows:

Class A	42,704
Class B	10,143
General Partnership	534
53,381

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1,500,000. On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015  until March 31, 2020.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2015, the Partnership has repurchased 1,306,331 Depositary Receipts at an average price of $26.01 per receipt (or $780.30 per underlying Class A Unit), 2,605 Class B Units and 137 General Partnership Units, both at an average price of $812.50 per Unit, totaling approximately $36,385,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2015, the Partnership purchased a total of 19,415 Depositary Receipts. The average price was $50.00 per receipt or $1,500 per unit. The total cost including commission was $975,731. The Partnership was required to repurchase 154 Class B Units and 8 General Partnership units at a cost of $230,574 and $12,135 respectively.

From April 1, 2015 through May 5, 2015, the Partnership did not purchase any additional Depositary Receipts.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2015, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2015 as follows:

Commercial Property Leases
2016	$2,624,000
2017	2,038,000
2018	1,406,000
2019	1,098,000
2020	560,000
Thereafter	675,000
$8,401,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $182,000 and $153,000 for the three months ended March 31, 2015 and 2014 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 26% of the total commercial rental income.

The following information is provided for commercial leases:

				Percentage of
	Annual base rent	Total square feet	Total number	annual base rent for
	for expiring leases	for expiring leases	of leases expiring	expiring leases
Through March 31,
2016	$459,536	21,584	11	16%
2017	1,016,457	38,594	9	34%
2018	169,747	5,981	5	6%
2019	424,000	12,690	8	14%
2020	622,466	21,517	8	21%
2021	64,657	1,106	1	2%
2022	64,800	1,800	1	2%
2023	0	0	0	0%
2024	157,443	4,771	1	5%
2025	0	0	0	0%
Totals	$2,979,106	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $391,000 and $366,000 at March 31, 2015 and December 31, 2014. Included in rents receivable at March 31, 2015 is approximately $150,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at March 31, 2015 also includes approximately $98,000 representing the deferral of rental concession primarily related to the residential properties.

For the three months ended March 31, 2015, rent at the commercial properties includes approximately $550 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2015 and 2014, cash paid for interest was approximately $2,360,000, and $1,664,000 respectively.  Cash paid for state income taxes was approximately $13,000 and $19,000 during the three months ended March 31, 2015 and 2014 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March  31, 2015 and December 31, 2014, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2015 and December 31, 2014 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2015 and December 31, 2014, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2015 and December 31, 2014, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2015	$196,038,642	$215,845,385
At December 31, 2014	$196,071,540	$210,691,170
Investment Properties
At March 31, 2015	$137,462,493	$149,159,839
At December 31, 2014	$137,910,870	$147,843,221

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable loss of approximately $2,100,000 was approximately $3,100,000 less than statement income for the year ended December 31, 2014. The primary reason for the decrease is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership’s real estate at December 31, 2014 is approximately $5,000,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,300,000 less than statement basis because of accelerated depreciation.

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

The Partnership adopted the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes. As a result of the implementation of the guidance, the Partnership recognized no material adjustment regarding its tax accounting treatment. The Partnership expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2009 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40% - 50% ownership interests in each investment. The other investors are Harold

Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 57%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $85,897,000 at March 31, 2015. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of March 31, 2015, the balance of the mortgage is approximately $4,556,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage.  As of May  5, 2015, 7 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and may initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage balance on Hamilton Essex 81, LLC is approximately $8,076,000, at March 31, 2015, amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $1,975,000 with a variable interest rate of 2.25% over the daily Libor rate (0.171%) at March 31, 2015.  In September 2013, this loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,787,000 at March  31, 2015. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At March 31, 2015, the balance of this mortgage is approximately $5,272,000. This investment is referred to as Hamilton Minuteman,  LLC.

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

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2015, the balance of this mortgage is approximately $10,000,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of March 31, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,636,396	$2,620,789	$7,040,787	$5,097,980	$802,055	$6,344,523	$6,483,432	$19,225,373	$96,374,735	$152,626,070
Cash & Cash Equivalents	53,122	49,826	107,441	36,196	15,110	30,261	51,370	191,526	985,394	1,520,246
Rent Receivable	30,694	—	5,470	3,077	—	8,531	287	8,901	71,152	128,112
Real Estate Tax Escrow	114,280	—	41,532	73,919	—	51,749	39,769	78,483	260,698	660,430
Prepaid Expenses & Other Assets	76,589	224	26,198	47,558	20,197	49,482	42,326	92,912	1,800,526	2,156,012
Financing & Leasing Fees	25,978	3,524	88,225	8,337	—	11,929	7,020	151,150	266,643	562,806
Total Assets	$8,937,059	$2,674,363	$7,309,653	$5,267,067	$837,362	$6,496,475	$6,624,204	$19,748,345	$99,759,148	$157,653,676
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,075,681	$1,974,501	$10,000,000	$4,787,315	$—	$4,556,075	$5,271,998	$16,900,000	$85,896,923	$137,462,493
Accounts Payable & Accrued Expense	44,904	4,941	81,557	21,772	20,019	13,657	52,119	142,669	626,221	1,007,859
Advance Rental Pmts& Security Deposits	174,416	—	203,975	95,932	11,114	93,589	96,246	316,025	2,480,438	3,471,735
Total Liabilities	8,295,001	1,979,442	10,285,532	4,905,019	31,133	4,663,321	5,420,363	17,358,694	89,003,582	141,942,087
Partners’ Capital	642,058	694,921	(2,975,879)	362,048	806,229	1,833,154	1,203,841	2,389,651	10,755,566	15,711,589
Total Liabilities and Capital	$8,937,059	$2,674,363	$7,309,653	$5,267,067	$837,362	$6,496,475	$6,624,204	$19,748,345	$99,759,148	$157,653,676

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$321,028	$347,460	$—	$181,023	$403,114	$916,577	$601,920	$1,194,825	$4,302,225	8,268,172
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,487,939)	$—	$—	$—	$—	$—	$—	(1,487,939)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,780,233

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 1, 2015	—	—	—	127	113	—	—	—	—	240
Unsold units	—	—	—	—	7	—	—	—	—	7
Unsold units with deposits for future sale as of May 1, 2015	—	—	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$358,551	$72,523	$335,475	$240,400	$29,295	$250,573	$233,897	$761,273	$3,488,805	$5,770,792
Laundry and Sundry Income	3,842	—	323	—	—	—	—	10,641	19,245	34,051
	362,393	72,523	335,798	240,400	29,295	250,573	233,897	771,914	3,508,050	5,804,843
Expenses
Administrative	3,936	583	7,761	1,992	2,779	1,814	1,624	9,276	52,330	82,095
Depreciation and Amortization	111,469	2,822	93,793	60,029	8,987	79,328	81,518	240,762	814,969	1,493,677
Management Fees	15,345	2,901	14,108	9,439	1,274	9,495	9,825	30,080	74,951	167,418
Operating	37,532	—	40,071	125	24	665	32,547	138,255	455,656	704,875
Renting	500	—	6,345	—	(459)	2,350	3,742	1,766	16,293	30,537
Repairs and Maintenance	25,683	—	5,988	76,497	11,944	84,858	15,124	84,161	216,618	520,873
Taxes and Insurance	53,418	13,421	29,937	43,051	5,881	37,830	30,958	83,506	361,255	659,257
	247,883	19,727	198,003	191,133	30,430	216,340	175,338	587,806	1,992,072	3,658,732
Income Before Other Income	114,510	52,796	137,795	49,267	(1,135)	34,233	58,559	184,108	1,515,978	2,146,111
Other Income (Loss)
Interest Expense	(118,233)	(13,552)	(97,936)	(68,488)	(110)	(64,464)	(75,491)	(185,810)	(1,210,300)	(1,834,384)
Interest Income	—	—	—	6	—	—	—	—	—	6
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—	—	—
Other Income (Expenses)	—	—	—	—	(125)	—	—	—	—	(125)
	(118,233)	(13,552)	(97,936)	(68,482)	(235)	(64,464)	(75,491)	(185,810)	(1,210,300)	(1,834,503)
Net Income (Loss)	$(3,723)	$39,244	$39,859	$(19,215)	$(1,370)	$(30,231)	$(16,932)	$(1,702)	$305,678	$311,608

Net Income (Loss) - NERA 50%	$(1,862)	$19,622	$19,929	$(9,608)	$(685)	$(15,116)	$(8,466)	$(851)		2,963
Net Income (Loss) - NERA 40%									$122,271	122,271
										$125,234

Future annual mortgage maturities at March 31, 2015 are as follows:

								Hamilton
		Hamilton						Park Towers
	Hamilton	Essex 81	345	Hamilton	Hamilton	Hamilton	Hamilton on	(Dexter
Period End	Essex 81	Development	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park)	Total
3/31/2016	145,622	1,974,501	—	73,013	75,910	79,962	—	1,439,081	3,788,089
3/31/2017	7,930,059	—	131,657	4,714,302	78,894	5,192,036	—	1,521,316	19,568,264
3/31/2018	—	—	185,410	—	4,401,271	—	—	1,608,251	6,194,932
3/31/2019	—	—	192,714	—	—	—	—	1,700,153	1,892,867
3/31/2020	—	—	200,305	—	—	—	—	79,628,122	79,828,427
Thereafter	—	—	9,289,914	—	—	—	16,900,000	—	26,189,914
	$8,075,681	$1,974,501	$10,000,000	$4,787,315	$4,556,075	$5,271,998	$16,900,000	$85,896,923	$137,462,493

At March  31, 2015 the weighted average interest rate on the above mortgages was 5.27%. The effective rate was 5.36% including the amortization expense of deferred financing costs.

Summary financial information as of March 31, 2014

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

Financial information for the three months ended March 31, 2014

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
										$(208,250)

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for us beginning January 1, 2017, although on April 1, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Partnership’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

NOTE 16—SUBSEQUENT EVENTS

There have been no material events subsequent to the balance sheet date through the date of this report that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2015 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The strong rental season and high occupancy levels of the third and fourth quarters of 2014 have, as expected, carried over into the first quarter of 2015 demonstrated by continued high occupancy and revenue growth. It is also of no surprise that the cold and stormy winter of 2015 took its toll on operating expenses, specifically snow removal costs.  For the first quarter of 2015, revenue increases were 4.3% and expense increases were 4.7%, resulting in a 3.1% increase in Income Before Other Income and Expenses as compared to the first quarter of 2014.  Excluding the approximate $490,000 increase in snow related expenses, there was a decrease of 1.4% in the remaining operating expenses for the first quarter of 2015 compared with the first quarter of 2014.  Removing this unusual expense would yield growth in Income Before Other Income and Expenses of approximately 22.1% for the first quarter.  The Partnership experienced an average vacancy rate of less than 2% during the quarter and executed new leases on residential units, realized average rental increases of approximately 5%.  Based on current occupancy and contractual rents in place for the next 9-12 months, Management expects continued annual revenue growth for 2015 and also anticipates both the urban and suburban portfolio’s occupancy level will keep pace with last year’s occupancy levels.  Management continues to forecast improving rental gains in our market area and slower operating expense growth, leading to an improving bottom line for 2015.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,306,331 Depositary Receipts through March 31, 2015 or approximately 31% of the outstanding Class A Depositary Receipts.  During the first quarter, the Partnership repurchased 19,415 Class A Depositary Receipts, 154 Class B Units, and 8 General Partnership Units at a cost of approximately $976,000, $231,000 and $12,000 respectively for a total cost of approximately $1,219,000.  This purchase of receipts is in line with the Partnership’s trading plan. Management anticipates a steady purchase of receipts, per its trading plan, for the balance of the year.

At May 5, 2015, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 41% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants typically sign a one year lease. During the three months ended March 31, 2015, tenant renewals were approximately 71% with an average rental increase of approximately 4.1%, new leases accounted for approximately 29% with rental rate increases of approximately 5.0%.  During the three months ended March 31, 2015, leasing commissions were approximately $15,000 compared to approximately $1,500 for the three months ended March 31, 2014, an increase of approximately $13,500, (900%) from 2014. Tenant concessions were approximately $19,000 in for the three months ended March 31, 2015, compared to approximately $5,000 for the three months ended March 31, 2014, an increase of approximately $14,000 ( 280%).  Tenant improvements were approximately $519,000 for the three months ended March 31, 2015, compared to approximately $319,000 for the three months ended March 31, 2014, an increase of approximately $200,000 (63%).

Hamilton accounted for approximately 9.2% of the repair and maintenance expense of the Partnership during the three months ended March 31, 2015 and 5.8% during the three months ended March 31, 2014. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $53,000 (74.1%) and approximately $51,000 (85.7%) of the legal expense of the Partnership during the three months ended March 31, 2015 and 2014, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the three months ended March 31, 2015, Hamilton provided the Partnership approximately $30,000 in construction and architectural services, compared to approximately $14,000 for the three months ended March 31, 2014.

Hamilton’s accounting staff performs bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2015, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Discontinued Operations and Rental Property Held for Sale:  In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first three months of 2015.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and March 31, 2014

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and expenses of approximately $2,645,000 during the three months ended March 31, 2015, compared to approximately $2,565,000 for the three months ended March 31, 2014, an increase of approximately $80,000 (3.1%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2015	May1, 2014
Residential
Units	2,431	2,431
Vacancies	71	84
Vacancy rate	2.9%	3.5%
Commercial
Total square feet	108,043	108,043
Vacancy	0	0
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands) Three Months Ended March 31,
	2015		2014
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$10,973	$10,973	$10,515	$10,515
Residential percentage	92%	92%	92%	92%
Commercial percentage	8%	8%	8%	8%
Contingent rentals	$182	$182	$153	$153

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014:

	Three Months Ended March 31,		Dollar	Percent
	2015	2014	Change	Change
Revenues
Rental income	$10,972,792	$10,514,719	$458,073	4.4%
Laundry and sundry income	102,728	103,209	(481)	(0.5)%
	11,075,520	10,617,928	457,592	4.3%
Expenses
Administrative	533,077	530,567	2,510	0.5%
Depreciation and amortization	2,484,294	2,724,180	(239,886)	(8.8)%
Management fee	450,704	427,392	23,312	5.5%
Operating	2,086,185	1,681,934	404,251	24.0%
Renting	65,926	36,856	29,070	78.9%
Repairs and maintenance	1,347,214	1,211,254	135,960	11.2%
Taxes and insurance	1,462,976	1,441,123	21,853	1.5%
	8,430,376	8,053,306	377,070	4.7%
Income Before Other Income and (Expenses)	2,645,144	2,564,622	80,522	3.1%
Other Income (Expenses)
Interest income	195	183	12	6.6%
Interest expense	(2,360,915)	(2,386,167)	25,252	(1.1)%
Income (Loss) from investments in unconsolidated joint ventures	125,234	(208,252)	333,486	(160.1)%
	(2,235,486)	(2,594,236)	358,750	(13.8)%
Net Income (Loss)	$409,658	$(29,614)	$439,272	(1483.3)%

Rental income from continuing operations for the three months ended March 31, 2015 was approximately $10,973,000, compared to approximately $10,515,000 for the three months ended March 31, 2014, an increase of approximately $458,000 (4.4%).  The Partnership Properties with the most significant increases in rental income include: Westgate Woburn, 1144 Commonwealth Avenue,  62 Boylston Street ,Westside Colonial, 9 School Street, 659 Worcester Road, and Executive Apartments with increases of approximately $61,000, $60,000, $53,000, $28,000, $26,000, $26,000 and $23,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended March 31, 2015 were approximately $8,430,000 compared to approximately $8,053,000 for the three months ended March 31, 2014, an increase of approximately $377,000 (4.7%).  The factors contributing to this net increase are: an increase in operating expenses of approximately $404,000 ( 24.0%), primarily due to an increase in snow removal expense of approximately $490,000 due to the severe winter snowstorms experienced during the three months ended March 31, 2015, partially offset by a decrease in utility costs of approximately $86,000 (7.2%); an increase in repairs and maintenance expenses of approximately $136,000 ( 11.2%), due to an increase in demand for repairs to the properties; an increase in renting expenses of approximately $29,000 (78.9%), due to an increase in rental commissions and concessions to tenants ; partially offset by a decrease in depreciation and amortization of approximately $240,000 (8.8%), primarily due from fully amortizing the value of in-place leases at Hamilton Green in 2014.

Interest expense for the three months ended March 31, 2015 was approximately $2,361,000 compared to approximately $2,386,000 for the three months ended March 31, 2014, a decrease of approximately $25,000 (1.1%). This was primarily due to the Partnership paying off two mortgages during 2014, (Linhart and Linewt), and refinancing Dean Street Associates, resulting in lower interest expense for the quarter ended March 31, 2015.

At March 31, 2015, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $125,000 for the three months ended March 31, 2015, compared to a net loss of approximately $208,000 for the three months ended March 31, 2014, an increase in the income of approximately $333,000 (160.1%). This increase is primarily due to an increase in rental revenue of approximately $209,000, and a decrease in depreciation and amortization expense of approximately $536,000. Included in the income for the three months ended March 31, 2015 is depreciation and amortization expense of approximately $1,494,000. The allocable income for the three months ended March 31, 2015  from the investment in Dexter Park is approximately $122,000, of which approximately $326,000 is depreciation and amortization.

As a result of the changes discussed above, net income for the three months ended March 31, 2015 was approximately $409,000 compared to a net loss of approximately $30,000 for the three months ended March 31, 2014, an increase in income of approximately $439,000.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2015 was the collection of rents.  The Partnership’s principal source of cash in 2014 was the collection of rents and proceeds from the refinancing of real estate. The majority of cash and cash equivalents of $14,036,371 at March 31, 2015 and $14,015,898 at December 31, 2014 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $20,473 at March 31, 2015 is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$2,367,806	$2,053,444
Cash (used in) investing activities	(144,665)	(283,564)
Cash (used in) financing activities	(32,898)	(3,447,120)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,218,440)	(379,409)
Distributions paid	(951,330)	(969,207)
Net increase (decrease) in cash and cash equivalents	$20,473	$(3,025,856)

The cash provided by operating activities is primarily due to collections of rent less cash operating expenses. The decrease in cash used in investing activities is primarily due to an increase in proceeds from Investment Properties, partially offset by the improvements to rental properties in 2015. The change in cash used in financing activities is due to the payment of mortgage notes payable.

During the three months ended March 31, 2015, the Partnership purchased 19,415 Depositary Receipts for an average price of $50.00 for a total cost, including commissions, of $975,731, 154 Class B Units for a cost of $230,574 and 8 General Partnership Units for a cost of $12,135 for a total cost of $1,218,440.

During 2015, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $872,000. These improvements were funded from cash reserves. These sources have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston street, Redwood Hills, Westside Colonial, School Street 9 Associates,  Hamilton Oaks,  1144 Commonwealth,  and North Beacon Street, at a cost of approximately $241,000, $132,000, $111,000, $59,000, $48,000, $44,000, $44,000,  and $43,000, respectively.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of approximately $1,466,000 and Linhart in the amount of approximately $1,926,000.

During the three months ended March 31, 2015 and 2014 the Partnership received distributions of approximately $736,000 and $373,000 from the investment properties respectively.  Included in these distributions is the amount from Dexter Park of $460,000 and $230,000 for the three months ended March 31, 2015 and 2014 respectively. The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations, pay distributions, make required debt payments and to finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2015, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, eight of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2015, our proportionate share of the non-recourse debt related to these investments was approximately $60,142,000. See Note 14 to the Consolidated Financial Statements.

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

As of March 31, 2015, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $333,501,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in the Partnership’s internal control over financial reporting ( as such term is defined in Rule 13a-15(f) and 15d-15(f)  under the Exchange Act)

during the first quarter of 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II --- OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)                                  Issuer Purchase of Equity Securities during the first quarter of 2015:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

January 1-31, 2015	$50.18	13,623	700,716
February 1-28, 2015	$50.44	5,792	694,924
March 1-31, 2015	$0.00	0	694,924
Total		19,415

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit).  On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts.  On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1, 500,000.  On August 8, 2008, the General Partner re-authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009.  On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009.  Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015  until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership.  Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions.  From August 20, 2007 through March 31, 2015,  the Partnership has repurchased 1,306,331  Depositary Receipts at an average price of $26.01 per receipt (or $780.30 per underlying Class A Unit), 2,605 Class B Units and 137  General Partnership Units, both at an average price of $812.50  per Unit, totaling approximately $36,385,000 including brokerage fees paid by the Partnership.

Item 3.  Defaults Upon Senior Securities

None.

33

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
Dated: May 8, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	May 8, 2015
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	May 8, 2015
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 8, 2015
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 8, 2015
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	May 8, 2015
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, out formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).