Form 10-Q
period 2015-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2015-08-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were 100,978 of the registrant’s Class A units (3,029,351 Depositary Receipts) of limited partnership issued and outstanding and 24,016 Class B units issued and outstanding.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of income, changes in partners’ capital, and cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

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

The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	Unaudited
Rental Properties	$146,682,696	$149,116,084
Cash and Cash Equivalents	15,406,249	14,015,898
Rents Receivable	526,229	474,225
Insurance Recovery Receivable	952,084	—
Real Estate Tax Escrows	338,094	340,341
Prepaid Expenses and Other Assets	3,776,461	3,287,005
Investments in Unconsolidated Joint Ventures	7,866,077	8,807,868
Financing Fees	1,625,748	1,735,652
Total Assets	$177,173,638	$177,777,073
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$196,005,736	$196,071,540
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	1,534,258	1,425,369
Accounts Payable and Accrued Expenses	4,298,542	3,099,117
Advance Rental Payments and Security Deposits	4,975,554	4,548,729
Total Liabilities	206,814,090	205,144,755

Commitments and Contingent Liabilities (Notes 3 and 9)	—	—

Partners’ Capital 126,400 and 127,653 units outstanding in 2015 and 2014 respectively	(29,640,452)	(27,367,682)
Total Liabilities and Partners’ Capital	$177,173,638	$177,777,073

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Rental income	$10,948,498	$10,439,568	$21,921,289	$20,954,287
Laundry and sundry income	112,920	120,967	215,649	224,177
	11,061,418	10,560,535	22,136,938	21,178,464
Expenses
Administrative	487,233	568,915	1,020,310	1,099,482
Depreciation and amortization	2,520,264	2,747,467	5,004,557	5,471,646
Management fee	465,716	438,068	916,419	865,461
Operating	908,112	1,020,323	2,994,297	2,702,257
Renting	155,274	108,612	221,201	145,469
Repairs and maintenance	1,822,707	1,601,307	3,169,921	2,812,456
Taxes and insurance	1,450,928	1,351,043	2,913,904	2,792,153
	7,810,234	7,835,735	16,240,609	15,888,924
Income Before Other Income ( Expense)	3,251,184	2,724,800	5,896,329	5,289,540
Other Income (Expense)
Interest income	168	199	362	382
Interest expense	(2,376,481)	(2,380,896)	(4,737,395)	(4,767,062)
Income (Loss) from investments in unconsolidated
joint ventures	221,586	(62,382)	346,820	(270,633)
	(2,154,727)	(2,443,079)	(4,390,213)	(5,037,313)
Net Income	$1,096,457	$281,721	$1,506,116	$252,227

Net Income per Unit	$8.66	$2.18	$11.87	$1.95
Weighted Average Number of Units Outstanding	126,646	128,988	126,859	129,149

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2014	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(1,548,307)	(367,723)	(19,354)	(1,935,384)
Stock Buyback	—	—	—	—	664	(664)	(757,246)	(175,019)	(9,212)	(941,477)
Net Income	—	—	—	—	—	—	201,782	47,923	2,522	252,227

Balance June 30, 2014	144,180	34,243	1,802	180,225	51,402	$128,823	$(19,589,098)	$(4,639,895)	$(244,204)	$(24,473,197)

Balance January 1, 2015	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(1,519,908)	(360,978)	(18,999)	(1,899,885)
Stock Buyback	—	—	—	—	1,253	(1,253)	(1,505,645)	(354,688)	(18,668)	(1,879,001)
Net Income	—	—	—	—	—	—	1,204,893	286,162	15,061	1,506,116
Balance June 30, 2015	144,180	34,243	1,802	180,225	53,825	126,400	$(23,731,148)	$(5,613,839)	$(295,465)	$(29,640,452)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net income	$1,506,116	$252,227
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,004,557	5,471,646
(Income) Loss from investments in joint venture	(346,820)	270,633
Change in operating assets and liabilities
(Increase) in rents receivable	(52,004)	(60,704)
Increase (Decrease) in accounts payable and accrued expense	1,199,425	(556,289)
(Increase) in insurance recovery receivable	(952,084)	—
Decrease in real estate tax escrow	2,247	81,194
(Increase) in prepaid expenses and other assets	(519,096)	(434,134)
Increase in advance rental payments and security deposits	426,825	333,065
Total Adjustments	4,763,050	5,105,411
Net cash provided by operating activities	6,269,166	5,357,638
Cash Flows from Investing Activities
Proceeds from unconsolidated joint ventures	1,254,487	867,741
Distribution in excess of investment in unconsolidated joint ventures	165,000	100,000
(Investment in) unconsolidated joint ventures	(21,987)	(117,741)
Improvement of rental properties	(2,431,625)	(1,642,788)
Net cash (used in) investing activities	(1,034,125)	(792,788)
Cash Flows from Financing Activities
Payment of financing costs	—	(201,917)
Proceeds of mortgage notes payable	—	609,555
Principal payments and payoffs of mortgage notes payable	(65,804)	(3,495,661)
Stock buyback	(1,879,001)	(941,477)
Distributions to partners	(1,899,885)	(1,935,384)
Net cash (used in) financing activities	(3,844,690)	(5,964,884)
Net Increase (Decrease) in Cash and Cash Equivalents	1,390,351	(1,400,034)
Cash and Cash Equivalents, at beginning of period	14,015,898	14,013,380
Cash and Cash Equivalents, at end of period	$15,406,249	$12,613,346

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2015 or 2014. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2015, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%.  At June 30, 2015 and December 31, 2014, respectively approximately $16,572,000 and $15,118,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $73,961 and $56,662 for the six months ended June 30, 2015 and 2014, respectively.

Discontinued Operations and Rental Property Held for Sale:  In April 2014, the FASB issued guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2015 and 2014 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2015, the Partnership and its Subsidiary Partnerships owned 2,412 residential apartment units in 20 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2015, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2015 with a total of 790 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2015	December 31, 2014	Useful Life
Land, improvements and parking lots	$44,694,293	$44,541,471	15—40 years
Buildings and improvements	153,905,317	153,059,430	15—40 years
Kitchen cabinets	7,406,845	6,865,348	5—10 years
Carpets	6,722,293	6,341,227	5—10 years
Air conditioning	721,937	705,116	5—10 years
Laundry equipment	236,283	147,721	5—7 years
Elevators	1,139,296	1,139,296	20—40 years
Swimming pools	444,629	444,629	10—30 years
Equipment	5,653,232	5,491,992	5—7 years
Motor vehicles	130,859	130,563	5 years
Fences	24,670	24,670	5—15 years
Furniture and fixtures	6,153,480	5,910,046	5—7 years
Smoke alarms	220,437	220,437	5—7 years
Total fixed assets	227,453,571	225,021,946
Less: Accumulated depreciation	(80,770,875)	(75,905,862)
	$146,682,696	$149,116,084

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $916,000 and $865,000 for the six months ended June 30, 2015 and 2014, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2015 and 2014, approximately $441,000 and $372,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2015 expenses referred to above, approximately $207,000 consisted of repairs and maintenance, and $172,000 of administrative expense. Approximately

$62,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2015, the Hamilton Company received approximately $426,000 from the Investment Properties of which approximately $343,000 was the management fee, approximately $63,000 was for maintenance services and approximately $13,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,383,000 and $1,565,000 for the six months ended June 30, 2015 and 2014, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2015 and 2014.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2015 and 2014, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the six months ended June 30, 2015 and 2014 this individual received fees of $37,500.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,225,000 and $2,090,000 of security deposits are included in prepaid expenses and other assets at June 30, 2015 and December 31, 2014, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at June 30, 2015 and December 31, 2014 is approximately $292,000 and $253,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Hamilton Green are included in prepaid expenses and other assets.  Intangible assets are approximately $33,000 net of accumulated amortization of approximately $1,719,000 and approximately $49,000 net of accumulated amortization of approximately $1,703,000 at June 30, 2015 and December 31, 2014, respectively.

Financing  fees of approximately $1,626,000 and $1,736,000 are net of accumulated amortization of approximately $723,000 and $613,000 at June 30, 2015 and December 31, 2014 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2015 and December 31, 2014, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2015, the interest rates on these loans ranged from 3.76% to 5.97%, payable in monthly installments aggregating approximately $808,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At June 30, 2015, the weighted average interest rate on the above mortgages was 4.81%. The effective rate of 4.93% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2015 are as follows:

2016—current maturities	$504,000
2017	1,629,000
2018	1,821,000
2019	7,900,000
2020	4,330,000
Thereafter	179,822,000
$196,006,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $125,000.  As of June 30, 2015, no funds have been drawn on this credit line.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $25,000 for the six months ended June 30, 2015.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2015, amounts received for prepaid rents of approximately $1,773,000 are included in cash and cash equivalents, and security deposits of approximately $2,225,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2015, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) on March 31 and June 30, 2015.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended June 30,
	2015	2014
Net Income per Depositary Receipt	$0.40	$0.07
Distributions per Depositary Receipt	$0.50	$0.50

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2015 are as follows:

Class A	43,060
Class B	10,227
General Partnership	538
53,825

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to1,500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2015, the Partnership has repurchased 1,316,996 Depositary Receipts at an average price of $26.20 per receipt (or $786.00 per underlying Class A Unit), 2,690 Class B Units and 142 General Partnership Units, both at an average price of $833.09 per Unit, totaling approximately $37,046,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2015, the Partnership purchased a total of 30,080 Depositary Receipts. The average price was $49.63 per receipt or $1,488.90 per unit. The total cost including commission was $1,505,645. The Partnership was required to repurchase 238 Class B Units and 13 General Partnership units at a cost of $354,688 and $18,668 respectively.

From July 1, 2015 through August 5, 2015, the Partnership purchased a total of  4,241 Depositary Receipts. The average price was $49.23 per receipt or $1,476.99 per unit. The total cost was $215,102. The Partnership is required to repurchase 33.6 Class B Units and 1.8 General Partnership Units at a cost of $49,589 and $2,610 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On June 9, 2015, a fire broke out at 12 Westgate Drive apartment complex in Woburn,Ma., resulting in approximately 10 apartments being damaged which will remain unoccupied for an extended period. The Partnership has insurance coverage on both repairs and rental loss for the extended period until the apartments are available for rent. An estimated insurance recovery receivable of approximately $952,000 has been recorded at June 30, 2015.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2015, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2015 as follows:

Commercial Property Leases
2016	$2,639,000
2017	1,877,000
2018	1,444,000
2019	1,062,000
2020	475,000
Thereafter	603,000
$8,100,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $345,000 and $315,000 for the six months ended June 30, 2015 and 2014 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base rent for expiring leases	Total square feet for expiring leases	Total number of leases expiring	Percentage of annual base rent for expiring leases
Through June 30,
2016	$864,371	38,641	[11]	[29]	%
2017	525,725	18,157	[7]	[18]	%
2018	408,902	13,175	[9]	[14]	%
2019	211,965	6,626	5	7%
2020	753,497	24,873	[10]	[25]	%
2021	64,800	1,800	[1]	[2]	%
2022	[0]	[0]	[0]	[0]	%
2023	[0]	[0]	[0]	[0]	%
2024	157,443	4,771	[1]	[5]	%
2025	[0]	[0]	[0]	[0]	%
Totals	$2,986,703	108,043	[44]	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $452,000 and $366,000 at June 30, 2015 and December 31, 2014. Included in rents receivable at June 30, 2015 is approximately $168,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at June 30, 2015 also includes approximately $109,000 representing the deferral of rental concession primarily related to the residential properties.

For the six months ended June 30, 2015 rent at the commercial properties includes approximately $1,100 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2015 and 2014, cash paid for interest was approximately $4,753,000, and $4,074,000 respectively.  Cash paid for state income taxes was approximately $18,000 and $49,000 during the six months ended June 30, 2015 and 2014 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2015 and December 31, 2014, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2015 and December 31, 2014 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2015 and December 31, 2014, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2015 and December 31, 2014, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2015	$196,005,736	$209,943,632
At December 31, 2014	$196,071,540	$210,691,170
Investment Properties
At June 30, 2015	$137,039,601	$146,494,182
At December 31, 2014	$137,910,870	$147,843,221

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2009 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $85,575,000 at June 30, 2015. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment.. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of June 30, 2015, the balance of the mortgage is approximately $4,539,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. As of August 1, 2015, 7 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership plans to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. The mortgage balance on Hamilton Essex 81, LLC is approximately $8,042,000, at June 30, 2015, amortizing over 30 years at 5.79% due in August 2016. The mortgage on Essex Development, LLC, or the parking lot is approximately $1,961,000 with a variable interest rate of 2.25% over the daily Libor rate (0.1865%) at June 30, 2015. In September 2013, this loan was extended for an additional two years to August 2015 with the same conditions except for the increased principal payments of $4,443 per month. The costs associated with the extension were approximately $9,000. Harold Brown has issued a personal guaranty up to $1,000,000 of this mortgage. In the event that he is obligated to make payments to the lender as a result of this guaranty, the Partnership and other investors have, in turn, agreed to indemnify him for their proportionate share of any such payments. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. The Partnership is in the process of refinancing both loans.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,770,000 at June 30, 2015. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At June 30, 2015, the balance of this mortgage is approximately $5,253,000. This investment is referred to as Hamilton Minuteman,  LLC.

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

Summary financial information as of June 30, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,564,474	$2,620,081	$6,951,074	$5,039,485	$793,069	$6,288,296	$6,421,497	$19,007,097	$95,631,639	$151,316,712
Cash & Cash Equivalents	29,625	33,530	116,046	6,348	8,106	829	42,200	208,411	1,274,043	1,719,138
Rent Receivable	25,517	—	4,123	5,178	1,605	2,221	152	15,289	133,921	188,006
Real Estate Tax Escrow	123,085	—	17,330	72,812	—	56,520	39,006	94,677	264,746	668,176
Prepaid Expenses & Other Assets	92,967	—	51,470	54,129	19,977	55,989	43,472	82,262	1,940,068	2,340,334
Financing & Leasing Fees	21,848	1,409	86,561	7,080	—	10,338	6,028	147,136	252,066	532,466
Total Assets	$8,857,516	$2,655,020	$7,226,604	$5,185,032	$822,757	$6,414,193	$6,552,355	$19,554,872	$99,496,483	$156,764,832
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,042,496	$1,961,172	$10,000,000	$4,769,824	$—	$4,538,605	$5,252,844	$16,900,000	$85,574,660	$137,039,601
Accounts Payable & Accrued Expense	59,786	5,308	64,628	27,358	20,207	14,768	47,865	154,122	724,526	1,118,568
Advance Rental Pmts & Security Deposits	199,886	—	230,492	97,276	5,810	95,435	96,548	337,614	2,800,624	3,863,685
Total Liabilities	8,302,168	1,966,480	10,295,120	4,894,458	26,017	4,648,808	5,397,257	17,391,736	89,099,810	142,021,854
Partners’ Capital	555,348	688,540	(3,068,516)	290,574	796,740	1,765,385	1,155,098	2,163,136	10,396,673	14,742,978
Total Liabilities and Capital	$8,857,516	$2,655,020	$7,226,604	$5,185,032	$822,757	$6,414,193	$6,552,355	$19,554,872	$99,496,483	$156,764,832

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$277,674	$344,270	$—	$145,287	$398,370	$882,693	$577,549	$1,081,568	$4,158,667	7,866,077
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,534,258)	$—	$—	$—	$—	$—	$—	(1,534,258)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,331,819

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2015	—	—	—	127	113	—	—	—	—	240
Unsold units	—	—	—	—	7	—	—	—	—	7
Unsold units with deposits for future sale as of August 1, 2015	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$721,908	$145,045	$678,276	$477,428	$59,468	$487,086	$467,474	$1,524,128	$7,061,280	$11,622,093
Laundry and Sundry Income	2,492	—	323	—	—	—	—	22,446	44,078	69,339
	724,400	145,045	678,599	477,428	59,468	487,086	467,474	1,546,574	7,105,358	11,691,432
Expenses
Administrative	8,306	1,008	14,381	3,162	4,674	3,624	2,693	19,935	104,634	162,417
Depreciation and Amortization	224,448	5,644	187,586	120,062	17,974	159,291	163,494	483,116	1,631,773	2,993,388
Management Fees	31,737	5,802	29,240	18,831	2,323	19,432	19,445	61,054	155,624	343,488
Operating	58,763	—	51,186	348	205	708	46,482	184,893	729,806	1,072,391
Renting	6,721	—	9,105	—	—	2,350	4,746	3,401	33,213	59,536
Repairs and Maintenance	66,434	—	19,062	155,388	23,876	186,217	32,764	182,482	540,177	1,206,400
Taxes and Insurance	106,875	26,844	59,877	85,895	10,936	76,225	61,971	166,301	733,913	1,328,837
	503,284	39,298	370,437	383,686	59,988	447,847	331,595	1,101,182	3,929,140	7,166,457
Income Before Other Income	221,116	105,747	308,162	93,742	(520)	39,239	135,879	445,392	3,176,218	4,524,975
Other Income (Loss)
Interest Expense	(237,262)	(27,172)	(195,938)	(137,440)	(214)	(129,239)	(151,557)	(373,703)	(2,429,434)	(3,681,959)
Interest Income	—	—	—	8	—	—	—	—	—	8
Other Income (Expenses)	—	—	—	—	(125)	—	—	97	—	(28)
	(237,262)	(27,172)	(195,938)	(137,432)	(339)	(129,239)	(151,557)	(373,606)	(2,429,434)	(3,681,979)
Net Income (Loss)	$(16,146)	$78,575	$112,224	$(43,690)	$(859)	$(90,000)	$(15,678)	$71,786	$746,784	$842,996
Net Income (Loss) - NERA 50%	$(8,073)	$39,288	$56,112	$(21,845)	$(430)	$(45,000)	$(7,839)	$35,893		48,106
Net Income (Loss) - NERA 40%									$298,714	298,714
										$346,820

Financial information for the three months ended June 30, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$362,007	$72,523	$342,800	$237,028	$30,173	$236,513	$233,578	$762,855	$3,572,475	$5,849,952
Laundry and Sundry Income	—							11,805	24,833	36,638
	362,007	72,523	342,800	237,028	30,173	236,513	233,578	774,660	3,597,308	5,886,590
Expenses
Administrative	4,369	425	6,620	1,170	1,895	1,809	1,069	10,660	52,304	80,321
Depreciation and Amortization	112,979	2,821	93,793	60,033	8,987	79,963	81,976	242,355	816,804	1,499,711
Management Fees	16,392	2,901	15,131	9,391	1,049	9,937	9,620	30,974	80,673	176,068
Operating	21,230	—	11,114	223	181	44	13,935	46,638	274,150	367,515
Renting	6,221	—	2,760	—	—	—	1,003	1,636	16,920	28,540
Repairs and Maintenance	40,751	—	13,075	78,891	12,390	101,359	17,640	98,321	323,559	685,986
Taxes and Insurance	53,458	13,423	29,941	42,844	5,056	38,394	31,013	82,793	372,658	669,580
	255,400	19,570	172,434	192,552	29,558	231,506	156,256	513,377	1,937,068	3,507,721
Income Before Other Income	106,607	52,953	170,366	44,476	615	5,007	77,322	261,283	1,660,240	2,378,869
Other Income (Loss)
Interest Expense	(119,029)	(13,620)	(98,002)	(68,953)	(105)	(64,775)	(76,066)	(187,893)	(1,219,133)	(1,847,576)
Interest Income				1						1
Interest Income from Note										—
Gain on Sale of Real Estate								96		96
	(119,029)	(13,620)	(98,002)	(68,952)	(105)	(64,775)	(76,066)	(187,797)	(1,219,133)	(1,847,479)
Net Income (Loss)	$(12,422)	$39,333	$72,364	$(24,476)	$510	$(59,768)	$1,256	$73,486	$441,107	$531,390
Net Income (Loss) - NERA 50%	$(6,211)	$19,667	$36,182	$(12,238)	$255	$(29,884)	$628	$36,743		45,142
Net Income (Loss) - NERA 40%									$176,445	176,445
										$221,586

Future annual mortgage maturities at June 30, 2015 are as follows:

Period End	Hamilon Essex 81	Hamilton Essex 81 Development	345 Franklin	Hamilton 1025	Hamilton Bay Apts	Hamilton Minuteman	Hamilton on Main Apts	Dexter Park	Total
6/30/2016	149,344	1,961,172	—	74,077	77,754	81,127		1,459,214	3,802,688
6/30/2017	7,893,152		177,340	4,695,747	4,460,851	5,171,717		1,542,599	23,941,406
6/30/2018			187,209	—				1,630,749	1,817,958
6/30/2019			194,584	—				1,723,938	1,918,522
6/30/2020			202,250	—				79,218,160	79,420,410
Thereafter			9,238,617	—			16,900,000	—	26,138,617
	$8,042,496	$1,961,172	$10,000,000	$4,769,824	$4,538,605	$5,252,844	$16,900,000	$85,574,660	$137,039,601

At June 30, 2015 the weighted average interest rate on the above mortgages was 5.27%. The effective rate was 5.36% including the amortization expense of deferred financing costs.

Summary financial information as of June 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

ASSETS
Rental Properties	$8,575,457	$2,622,910	$7,320,301	$5,272,805	$1,148,912	$6,533,725	$6,684,183	$19,873,809	$99,637,389	$157,669,491
Cash & Cash Equivalents	76,955	104,102	107,038	6,968	57,296	1,878	66,660	23,626	968,685	1,413,208
Rent Receivable	32,918	—	15,494	2,327	3,666	6,965	5,798	11,991	141,005	220,164
Real Estate Tax Escrow	101,117	—	18,132	68,872	—	28,886	39,093	45,741	369,900	671,741
Prepaid Expenses & Other Assets	83,547	1,230	38,090	43,044	548,734	41,408	42,658	748,027	1,728,976	3,275,714
Financing & Leasing Fees	37,887	9,868	93,219	12,106	—	16,700	9,997	4,287	310,703	494,767
Total Assets	$8,907,881	$2,738,110	$7,592,274	$5,406,122	$1,758,608	$6,629,562	$6,848,389	$20,707,481	$103,156,658	$163,745,085
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,171,048	$2,014,488	$10,000,000	$4,840,484	$—	$4,606,316	$5,330,234	$15,188,407	$86,875,284	$137,026,261
Accounts Payable & Accrued Expense	59,005	5,297	57,752	30,368	18,811	12,526	47,027	155,825	698,090	1,084,701
Advance Rental Pmts & Security Deposits	223,226	—	229,882	108,125	22,824	97,026	93,313	322,519	2,645,283	3,742,198
Total Liabilities	8,453,279	2,019,785	10,287,634	4,978,977	41,635	4,715,868	5,470,574	15,666,751	90,218,657	141,853,160
Partners’ Capital	454,602	718,325	(2,695,360)	427,145	1,716,973	1,913,694	1,377,815	5,040,730	12,938,001	21,891,925
Total Liabilities and Capital	$8,907,881	$2,738,110	$7,592,274	$5,406,122	$1,758,608	$6,629,562	$6,848,389	$20,707,481	$103,156,658	$163,745,085

Partners’ Capital % - NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$227,301	$359,163	$—	$213,573	$858,487	$956,847	$688,907	$2,520,365	$5,175,200	10,999,842
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,347,680)	$—	$—	$—	$—	$—	$—	(1,347,680)
Total Investment in Unconsolidated Joint Ventures (Net)										$9,652,162

Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2014	—	—	—	127	110	—	—	—	—	237
Unsold units	—	—	—	—	10	—	—	—	—	10
Unsold units with deposits for future sale as of August 1, 2014	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$670,157	$146,472	$658,488	$447,481	$106,721	$462,103	$456,812	$1,440,362	$6,709,764	$11,098,360
Laundry and Sundry Income	8,120	—	235	—	—	—	168	19,148	48,593	76,264
	678,277	146,472	658,723	447,481	106,721	462,103	456,980	1,459,510	6,758,357	11,174,624
Expenses
Administrative	17,141	830	19,861	4,161	2,674	10,577	5,443	30,762	116,993	208,442
Depreciation and Amortization	216,170	5,644	200,104	120,320	38,350	158,697	159,254	473,132	2,694,103	4,065,774
Management Fees	29,105	5,859	28,505	18,643	4,275	18,600	18,953	57,820	148,442	330,202
Operating	68,967	—	32,593	353	605	1,039	44,102	206,470	736,853	1,090,982
Renting	10,967	—	3,623	6,376	753	5,042	6,088	18,097	57,536	108,482
Repairs and Maintenance	73,827	3,150	30,932	164,511	47,651	143,741	38,434	190,403	514,184	1,206,833
Taxes and Insurance	116,996	27,640	58,200	81,374	22,665	82,005	59,235	191,586	757,325	1,397,026
	533,173	43,123	373,818	395,738	116,973	419,701	331,509	1,168,270	5,025,436	8,407,741
Income Before Other Income	145,104	103,349	284,905	51,743	(10,252)	42,402	125,471	291,240	1,732,921	2,766,883
Other Income (Loss)
Interest Expense	(240,198)	(27,896)	(195,574)	(139,629)	(399)	(131,333)	(153,561)	(402,014)	(2,464,957)	(3,755,561)
Interest Income	—	—	—	10	—	—	—	—	—	10
Interest Income from Note	—	—	—	—	468	—	—	—	—	468
Gain on Sale of Real Estate	—	—	—	—	300,522	—	—	—	—	300,522
	(240,198)	(27,896)	(195,574)	(139,619)	300,591	(131,333)	(153,561)	(402,014)	(2,464,957)	(3,454,561)
Net Income (Loss)	$(95,094)	$75,453	$89,331	$(87,876)	$290,339	$(88,931)	$(28,090)	$(110,774)	$(732,036)	$(687,678)
Net Income (Loss) - NERA 50%	$(47,547)	$37,727	$44,666	$(43,938)	$145,171	$(44,466)	$(14,045)	$(55,386)		22,181
Net Income (Loss) - NERA 40%									$(292,814)	(292,814)
										$(270,633)

Financial information for the three months ended June 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total

Revenues
Rental Income	$341,387	$73,236	$330,748	$216,294	$43,923	$223,212	$232,870	$722,682	$3,352,710	$5,537,062
Laundry and Sundry Income	4,200	—	657	—	—	—	(1)	9,692	23,213	37,761
	345,587	73,236	331,405	216,294	43,923	223,212	232,869	732,374	3,375,923	5,574,823
Expenses
Administrative	13,963	513	13,038	2,193	1,969	5,732	2,440	21,277	62,450	123,575
Depreciation and Amortization	108,267	2,823	100,379	60,167	19,175	79,383	79,852	237,117	1,348,640	2,035,803
Management Fees	15,829	2,929	14,839	9,412	1,891	9,140	9,643	29,557	76,544	169,784
Operating	23,995	—	7,770	193	355	580	11,248	64,310	248,068	356,519
Renting	10,850	—	180	624	—	1,550	3,622	11,268	38,946	67,040
Repairs and Maintenance	41,549	3,150	18,595	84,068	23,827	70,304	21,547	99,885	317,690	680,615
Taxes and Insurance	58,712	14,070	28,555	40,770	10,767	41,247	29,665	95,947	376,140	695,873
	273,165	23,485	183,356	197,427	57,984	207,936	158,017	559,361	2,468,478	4,129,209
Income Before Other Income	72,422	49,751	148,049	18,867	(14,061)	15,276	74,852	173,013	907,445	1,445,614
Other Income (Loss)
Interest Expense	(120,829)	(13,977)	(97,821)	(70,070)	(205)	(65,868)	(77,061)	(201,634)	(1,237,262)	(1,884,727)
Interest Income	—	—	—	5	—	—	—	—	—	5
Interest Income from Note	—	—	—	—	135	—	—	—	—	135
Gain on Sale of Real Estate	—	—	—	—	248,239	—	—	—	—	248,239
	(120,829)	(13,977)	(97,821)	(70,065)	248,169	(65,868)	(77,061)	(201,634)	(1,237,262)	(1,636,348)
Net Income (Loss)	$(48,407)	$35,774	$50,228	$(51,198)	$234,108	$(50,592)	$(2,209)	$(28,621)	$(329,817)	$(190,734)
Net Income (Loss) - NERA 50%	$(24,203)	$17,887	$25,114	$(25,598)	$117,054	$(25,296)	$(1,105)	$(14,310)		69,545
Net Income (Loss) - NERA 40%									$(131,927)	(131,927)
										$(62,382)

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

NOTE 16—SUBSEQUENT EVENTS

From July 1, 2015 through August 5, 2015, the Partnership purchased a total of 4,241 Depositary Receipts. The average price was $49.23 per receipt or $1,476.99 per unit. The total cost was $215,102. The Partnership is required to repurchase 33.6 Class B Units and 1.8 General Partnership Units at a cost of $49,589 and $2,610 respectively.

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

Consistent with the 1st quarter, the 2nd quarter demonstrated continued high occupancy and continued improvement in top line growth.  The majority of the top line growth for the 2nd quarter is related to revenue increases achieved during the past rental season of late 2014.  However, renewal increases and new market rents have continued to grow positively and will reveal themselves in the 3rd and 4th quarters.  To date, overall revenue increases have begun to outpace Management’s original expectations set forth earlier in the year.  Despite the extraordinary snow removal expenses of the 1st quarter, year to date operating expenses are well in check.  But for modest tax, insurance and leasing expense increases, most have been offset with declines in utility and bad debt expense with the remaining operating categories experiencing anemic increases.  Management expects the revenue and operating expense trends to continue for the balance of the year.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,316,996 Depositary Receipts through June 30, 2015 or 31% of the outstanding Class A Depositary Receipts.  During the second quarter, the Partnership repurchased 10,665 Class A Depositary Receipts, 84 Class B units, and 4 General Partnership Units at a cost of approximately $530,000, $124,000 and $7,000 respectively for a total cost of $661,000.  This purchase of receipts is in line with the Partnership’s trading plan.  Management anticipates a steady purchase of receipts, per its trading plan, for the balance of the year.

At August 1, 2015, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 41% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2015, tenant renewals were approximately 67% with an average rental increase of approximately 3.9%, new leases accounted for approximately 33% with rental rate increases of approximately 4.2%.  During the six months ended June 30, 2015, leasing commissions were approximately $100,000 compared to approximately $73,000 for the six months ended June 30, 2014, an increase of approximately $27,000 (37.0%) from 2014. Tenant concessions were approximately $47,000 in for the six months ended June 30, 2015, compared to approximately $14,000 for the six months ended June 30, 2014, an increase of approximately $33,000 (235.7%).  Tenant improvements were approximately $1,196,000 for the six months ended June 30, 2015, compared to approximately $1,029,000 for the six months ended June 30, 2014, an increase of approximately $167,000 (16.2%).

Hamilton accounted for approximately 6.5% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2015 and 5.3% during the six months ended June 30, 2014. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $109,000 (77.6%) and approximately $99,000 (79.0%) of the legal services paid for by the Partnership during the six months ended June 30, 2015 and 2014, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the six months ended June 30, 2015, Hamilton provided the Partnership approximately $62,000 in construction and architectural services, compared to approximately $43,000 for the six months ended June 30, 2014.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2015, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Discontinued Operations and Rental Property Held for Sale:  In April 2014, the FASB issued guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first six months of 2015.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 and June 30, 2014

The Partnership and its Subsidiary Partnerships earned income before interest expense, income (loss) from investments in unconsolidated joint ventures and other income and expense of approximately $3,251,000 during the three months ended June 30, 2015, compared to approximately $2,725,000 for the three months ended June 30, 2014, an increase of approximately $526,000 (19.3%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2015	August 1, 2014
Residential
Units	2,431	2,431
Vacancies	84	97
Vacancy rate	3.5%	4.0%
Commercial
Total square feet	108,043	108,043
Vacancy	0	0
Vacancy rate	0%	0%

	Rental Income (in thousands) Three Months Ended June 30,
	2015		2014
	Total Operations	Continuing Operations	Total Operations	Continuing Operations
Total rents	$10,948	$10,948	$10,440	$10,440
Residential percentage	92%	92%	92%	92%
Commercial percentage	8%	8%	8%	8%
Contingent rentals	$163	$163	$162	$162

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014:

	Three Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Revenues
Rental income	$10,948,498	$10,439,568	$508,930	4.9%
Laundry and sundry income	112,920	120,967	(8,047)	(6.7)%
	11,061,418	10,560,535	500,883	4.7%
Expenses
Administrative	487,233	568,915	(81,682)	(14.4)%
Depreciation and amortization	2,520,264	2,747,467	(227,203)	(8.3)%
Management fee	465,716	438,068	27,648	6.3%
Operating	908,112	1,020,323	(112,211)	(11.0)%
Renting	155,274	108,612	46,662	43.0%
Repairs and maintenance	1,822,707	1,601,307	221,400	13.8%
Taxes and insurance	1,450,928	1,351,043	99,885	7.4%
	7,810,234	7,835,735	(25,501)	(0.3)%
Income before Other Income (Expenses)	3,251,184	2,724,800	526,384	19.3%
Other Income (expense)
Interest income	168	199	(31)	(15.6)%
Interest expense	(2,376,481)	(2,380,896)	4,415	(0.2)%
Income ( Loss) from investments in unconsolidated joint ventures	221,586	(62,382)	283,968	(455.2)%
	(2,154,727)	(2,443,079)	288,352	(11.8)%
Net Income	$1,096,457	$281,721	$814,736	289.2%

Rental income from continuing operations for the three months ended June 30, 2015 was approximately $10,948,000, compared to approximately $10,440,000 for the three months ended June 30, 2014, an increase of approximately $509,000 (4.9%). Rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 62 Boylston Street, 1144 Commonwealth Avenue,  Westgate Woburn, Hamilton Green, School Street and 140 North Beacon Street with increases of approximately $88,000, $85,000, $56,000, $39,000, $31,000, and $28,000  respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended June 30, 2015 were approximately $7,810,000 compared to approximately $7,835,000 for the three months ended June 30, 2014, a decrease of approximately $25,000 (0.3%).  The  factors contributing to this net decrease are a decrease in administrative expenses of approximately $82,000 (14.4%) due primarily to a decrease in professional fees and office expense; a decrease in operating expenses of approximately $ 112,000 ( 11.0%) due to a  decrease in snow removal and utility costs; a decrease in depreciation  and amortization of approximately $227,000 (8.3%), primarily due  to the full amortization of in-place leases at Hamilton Green in 2014. These decreases  are partially offset by an  increase in repairs and maintenance expenses of approximately $221,000 (13.8%), due to an increase in  demand for repairs to the properties , and an increase in taxes and insurance of approximately $100,000 (7.4%) due to increases in  insurance costs.

Interest expense for the three months ended June 30, 2015 was approximately $2,376,000 compared to approximately $2,381,000 for the three months ended June 30, 2014, a decrease of approximately $4,000 (0.2%).  This was primarily due to the Partnership paying off two mortgages during 2014, (Linhart and Linewt), and refinancing Dean Street Associates, resulting in lower interest expense for the quarter ended June 30, 2015.

At June 30, 2015, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net  income  from the Investment Properties was approximately $222,000 for the three months ended June 30, 2015, compared to a loss of approximately $62,000 for the three months ended June 30, 2014, a decrease in the loss of approximately $284,000 (455.2%). This increase is primarily due to an increase in rental revenue of approximately $314,000, and a decrease in depreciation and amortization expense of approximately $536,000, partially offset by a gain of approximately $248,000 on the sale of four units at Hamilton Bay LLC for the three months ended June 30, 2014. Included in the income for the three months ended June 30, 2015 is depreciation and amortization expense of approximately $1,500,000. The allocable income for the three months ended June 30, 2015 from the investment in Dexter Park is approximately $176,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2015 was approximately $1,096,000 compared to income of approximately $281,000 for the three months ended June 30, 2014, an increase in income of approximately $815,000 (289.2%).

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The Partnership and its Subsidiary Partnerships earned income before interest expense, income (loss) from investments in unconsolidated joint ventures and other income and expense of approximately $5,896,000 for the six months ended June  30, 2015, compared to approximately $5,289,000 for the six months ended June  30, 2014, an increase of approximately $607,000 (11.5%).  The following is a summary of the Partnership’s operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Revenues
Rental income	$21,921,289	$20,954,287	$967,002	4.6%
Laundry and sundry income	215,649	224,177	(8,528)	(3.8)%
	22,136,938	21,178,464	958,474	4.5%
Expenses
Administrative	1,020,310	1,099,482	(79,172)	(7.2)%
Depreciation and amortization	5,004,557	5,471,646	(467,089)	(8.5)%
Management fee	916,419	865,461	50,958	5.9%
Operating	2,994,297	2,702,257	292,040	10.8%
Renting	221,201	145,469	75,732	52.1%
Repairs and maintenance	3,169,921	2,812,456	357,465	12.7%
Taxes and insurance	2,913,904	2,792,153	121,751	4.4%
	16,240,609	15,888,924	351,685	2.2%
Income before Other Income (Expenses)	5,896,329	5,289,540	606,789	11.5%
Other Income (expense)
Interest income	362	382	(20)	(5.2)%
Interest expense	(4,737,395)	(4,767,062)	29,667	(0.6)%
Income ( Loss) from investments in unconsolidated joint ventures	346,820	(270,633)	617,453	(228.2)%
	(4,390,213)	(5,037,313)	647,100	(12.8)%
Net Income	$1,506,116	$252,227	$1,253,889	497.1%

Rental income from continuing operations for the six months ended June 30, 2015 was approximately $21,921,000 compared to approximately $20,954,000 for the six months ended June 30, 2014, an increase of approximately $967,000 (4.6%). Rental income has increased at a number of properties due to increased demand and increases in rental rates. The following properties experienced rental income increases: 1144 Commonwealth Avenue, 62 Boylston Street, Westgate Apartments, 9 School Street, 140 North Beacon Street and Westside Colonial,  with increases of approximately $146,000, $141,000, $117,000, $57,000, $47,000, and $43,000 respectively.

Expenses from continuing operations for the six months ended June 30, 2015 were approximately $16,241,000 compared to approximately $15,889,000 for the six months ended June 30, 2014, an increase of approximately $352,000 (2.2%).The factors contributing to this increase are : an increase in operating expenses of approximately $292,000 ( 10.8%), primarily due to an increase in snow removal expense of approximately $424,000 due to the severe winter snowstorms experienced  in the first quarter of 2015 , partially offset by a decrease in utility costs of approximately $154,000 (17.6%); an increase in repairs and maintenance expenses of approximately $357,000 ( 12.7%), due to an increase in demand for repairs to the properties, and an increase in taxes and insurance of approximately $122,000 (4.4%) primarily due to increases in  insurance costs, partially offset by a decrease in depreciation  and amortization of approximately $468,000 (8.5%), primarily due to the full amortization of  in-place leases at Hamilton Green in 2014.

Interest expense for the six months ended June 30, 2015 was approximately $4,737,000 compared to approximately $4,767,000 for the six months ended June 30, 2014, a decrease of approximately $30,000 (0.6%).  This was primarily due to the Partnership paying off two mortgages during 2014, (Linhart and Linewt), and refinancing Dean Street Associates, resulting in lower interest expense for the quarter ended June 30, 2015.

At June 30, 2015, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of income  from these Investment Properties was approximately $347,000 for the six months ended June 30, 2015 compared to a loss of approximately $270,000 for the six months ended June 30, 2014, an increase of approximately $617,000 (228.2%).  This increase is primarily due to an increase in rental revenue of approximately $524,000, and a decrease in depreciation and amortization expense of approximately $1,072,000, partially offset by a gain of approximately $301,000 on the sale of five rental units at Hamilton Bay LLC for the six months ended June 30,2014. Included in the income for the six months ended June 30, 2015 is depreciation and amortization expense of approximately $2,993,000. The allocable income for the six months ended June 30, 2015 from the investment in Dexter Park is approximately $299,000.

As a result of the changes discussed above,  the Partnership’s net income for the six months ended June 30, 2015 was approximately $1,506,000 compared to net income of $252,000 an increase of approximately $1,254,000 (497.1%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2015 was the collection of rents.  The Partnership’s principal source of cash in 2014 was the collection of rents and proceeds from the  refinancing of real estate. The majority of cash and cash equivalents of $15,406,249 at June 30, 2015 and $14,015,898  at December 31, 2014 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $1,390,351  for the six months ended  June 30, 2015 is summarized as follows:

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$6,269,166	$5,357,638
Cash (used in) investing activities	(1,034,125)	(792,788)
Cash (used in) financing activities	(65,804)	(3,088,023)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,879,001)	(941,477)
Distributions paid	(1,899,885)	(1,935,384)
Net increase (decrease) in cash and cash equivalents	$1,390,351	(1,400,034)

The increase in cash provided by operating activities is primarily due to an increase in rent collections and a decrease in cash operating expenses. The increase in cash used in investing activities is due to an increase in the improvements to rental properties in 2015 compared to the same period in 2014.  The change in cash used in financing activities is due to  the refinancing of several mortgages in 2014 and the payment of mortgage notes payable in 2015. During the six months ended June 30, 2015, the Partnership purchased 30,080  Depositary Receipts for an average price of $ 49.63 for a total cost of $1,505,645; 238 Class B Units for a cost of $354,688 and 13 General Partnership Units for a cost of $ 18,668, for a total cost of $1,879,001.

During 2015, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $2,432,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, 62 Boylston Street, Westside Colonial, Redwood Hills, Hamilton Oaks, and North Beacon Street, at a cost of approximately  $621,000, $380,000, $217,000, $186,000, $185,000, and $142,000  respectively. The Partnership plans to invest approximately $1,503,000 in additional capital improvements in 2015.

On June 11, 2014, the Partnership refinanced the property owned by NERA Dean Street Associates, LLC.  The new mortgage was  $5,687,000; the interest rate  was 4.22%, interest only, payable in 10 years. Approximately $5,077,000 of the loan proceeds were used to pay off the existing mortgage.  The mortgage matures in June 2024. The costs associated with the refinancing were approximately $99,000. Approximately $610,000 in cash was received from this refinancing.

In February 2014, the Partnership paid off the mortgages on Linewt in the amount of approximately $1,466,000 and Linhart in the amount of approximately $1,926,000.

During the six months ended June 30, 2015 and 2014 the Partnership received distributions of approximately $1,419,000 and $968,000 from the investment properties respectively.  Included in these distributions is the amount from Dexter Park of $780,000 and $530,000 for the six months ended June 30, 2015 and 2014 respectively.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2015, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2015, our proportionate share of the non-recourse debt related to these investments was approximately $59,962,000. See Note 14 to the Consolidated Financial Statements.

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

As of June 30, 2015, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $333,045,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  ——  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None

(b)                                 None

(c)           Issuer Purchase of Equity Securities during the second quarter of 2015:

Period	Average Price Paid	Depositary Receipts Purchased as Part of Publicly Announced Plan	Remaining number of Depositary Receipts that may be purchased Under the Plan (as Amended)

April 1-30, 2015	$0.00	0	693,669
May 1-31, 2015	$48.92	8,881	684,788
June 1-30, 2015	$49.07	1,784	683,004
Total		10,665

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

The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2015, the Partnership has repurchased 1,316,996 Depositary Receipts at an average price of $26.20 per receipt (or $786.00 per underlying Class A Unit), 2,690 Class B Units and 142 General Partnership Units, both at an average price of $833.09 per Unit, totaling approximately $37,046,000 including brokerage fees paid by the Partnership.

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
Dated: August 7, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	August 7, 2015
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	August 7, 2015
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 7, 2015
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 7, 2015
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	August 7, 2015
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).