Form 10-Q
period 2015-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2015-11-06
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of  November 3, 2015,  there were 100,434 of the registrant’s Class A units (3,013,015 Depositary Receipts) of limited partnership issued and outstanding and 23,935 Class B units issued and outstanding.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP

NEW ENGLAND REALTY ASSOCIATES, L.P.

PART 1 -- FINANCIAL INFORMATION

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

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Rental Properties	$177,501,683	$149,116,084
Cash and Cash Equivalents	9,156,753	14,015,898
Rents Receivable	510,026	474,225
Insurance Recovery Receivable	412,502	—
Real Estate Tax Escrows	353,648	340,341
Prepaid Expenses and Other Assets	4,593,176	3,287,005
Investments in Unconsolidated Joint Ventures	8,299,289	8,807,868
Financing Fees	1,570,797	1,735,652
Total Assets	$202,397,874	$177,777,073
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	195,972,822	196,071,540
Notes Payable	25,000,000	—
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,212,081	1,425,369
Accounts Payable and Accrued Expenses	4,626,872	3,099,117
Advance Rental Payments and Security Deposits	4,735,554	4,548,729
Total Liabilities	232,547,329	205,144,755
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 125,976 and 127,653 units outstanding in 2015 and 2014 respectively	(30,149,455)	(27,367,682)
Total Liabilities and Partners’ Capital	$202,397,874	$177,777,073

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Rental income	$11,116,471	$10,546,055	$33,037,761	$31,500,342
Laundry and sundry income	93,503	96,973	309,151	321,150
	11,209,974	10,643,028	33,346,912	31,821,492
Expenses
Administrative	502,177	543,704	1,528,710	1,643,185
Depreciation and amortization	2,651,515	2,463,708	7,656,072	7,935,355
Management fee	453,178	438,319	1,369,597	1,303,780
Operating	803,753	838,728	3,798,050	3,540,985
Renting	199,980	155,865	421,181	301,334
Repairs and maintenance	2,006,298	2,087,290	5,176,219	4,899,746
Taxes and insurance	1,258,025	1,388,807	4,171,930	4,180,961
	7,874,926	7,916,421	24,121,759	23,805,346
Income Before Other Income (Expense)	3,335,048	2,726,607	9,225,153	8,016,146
Other Income (Expense)
Interest income	1,055	209	1,393	592
Interest expense	(2,434,000)	(2,393,427)	(7,171,395)	(7,160,489)
Income (Loss) from investments in unconsolidated joint ventures	177,890	(151,902)	524,710	(422,535)
Other expense	(6,247)	—	—	—
	(2,261,302)	(2,545,120)	(6,645,292)	(7,582,432)
Net Income	$1,073,746	$181,487	$2,579,861	$433,714
Net Income per Unit	$8.51	$1.41	$20.37	$3.36
Weighted Average Number of Units Outstanding	126,199	128,587	126,636	129,149

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2014	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(2,319,041)	(550,772)	(28,988)	(2,898,801)
Stock Buyback	—	—	—	—	1,080	(1,080)	(1,258,399)	(290,698)	(15,300)	(1,564,397)
Net Income	—	—	—	—	—	—	346,971	82,406	4,337	433,714
Balance September 30, 2014	144,180	34,243	1,802	180,225	51,818	128,407	$(20,715,796)	(4,904,141)	(258,111)	(25,878,048)

Balance January1,2015	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(2,276,458)	(540,659)	(28,456)	(2,845,573)
Stock Buyback	—	—	—	—	1,677	(1,677)	(2,018,329)	(472,845)	(24,887)	(2,516,061)
Net Income	—	—	—	—	—	—	2,063,889	490,174	25,798	2,579,861
Balance September 30, 2015	144,180	34,243	1,802	180,225	54,249	125,976	$(24,141,386)	$(5,707,665)	$(300,404)	$(30,149,455)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$2,579,861	$433,714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,656,072	7,935,355
(Income) Loss from investments in joint ventures	(524,710)	422,535
Change in operating assets and liabilities
(Increase) in rents receivable	(35,801)	(72,411)
Increase (Decrease) in accounts payable and accrued expense	1,527,755	(269,825)
(Increase) in insurance recovery receivable	(412,502)	—
(Increase) Decrease in real estate tax escrow	(13,307)	71,162
(Increase) in prepaid expenses and other assets	(1,368,299)	(408,753)
Increase in advance rental payments and security deposits	186,825	108,237
Total Adjustments	7,016,033	7,786,300
Net cash provided by operating activities	9,595,894	8,220,014
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	2,074,993	2,346,690
Distribution in excess of investment in unconsolidated joint ventures	873,545	185,000
(Investment) in unconsolidated joint ventures	(1,128,538)	(149,190)
Improvement of rental properties	(4,669,977)	(3,701,170)
Purchase of rental property	(6,144,710)	—
Net cash (used in) investing activities	(8,994,687)	(1,318,670)
Cash Flows from Financing Activities
Payment of financing costs	—	(289,561)
Proceeds of mortgage notes payable	—	1,109,555
Principal payments of mortgage notes payable	(98,718)	(3,526,869)
Stock buyback	(2,516,061)	(1,564,397)
Distributions to partners	(2,845,573)	(2,898,801)
Net cash (used in) financing activities	(5,460,352)	(7,170,073)
Net (Decrease) in Cash and Cash Equivalents	(4,859,145)	(268,729)
Cash and Cash Equivalents, at beginning of period	14,015,898	14,013,380
Cash and Cash Equivalents, at end of period	$9,156,753	$13,744,651

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

                                                                                   (Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 9 residential and mixed use properties consisting of 789 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnership.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investment in Unconsolidated Joint Ventures).

The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013 and beyond, the carrying values of  investments fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 14: Investment in Unconsolidated Joint Ventures.)

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

Income Per Unit:  Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7: Partner’s Capital).

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2015 or 2014. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2015, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At September 30, 2015 and December 31, 2014, respectively approximately $10,420,000, and $15,118,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $106,482 and $79,346 for the nine months ended September 30, 2015 and 2014, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2015 and 2014 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2015, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2015, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2015 with a total of 789 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

On September 18, 2015, Residences at Captain Parkers LLC, a newly formed subsidiary of the Partnership, purchased the Residence at Captain Parkers, a 94 unit apartment complex located at 125 Worthen Road  and Ryder Lane in Lexington, Massachusetts. The purchase price was $31,600,000 and the closing costs were approximately $49,000. From the purchase price, the Partnership allocated approximately $474,000 for in-place leases, and approximately $31,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively. To fund the purchase, the Partnership utilized the available line of credit of $25,000,000, and the balance from the Partnership’s cash reserves.

Rental properties consist of the following:

	September 30, 2015	December 31, 2014	Useful Life
Land, improvements and parking lots	$51,713,843	$44,541,471	15	-	40	years
Buildings and improvements	173,749,025	153,059,430	15	-	40	years
Kitchen cabinets	8,983,374	6,865,348	5	-	10	years
Carpets	8,437,321	6,341,227	5	-	10	years
Air conditioning	772,080	705,116	5	-	10	years
Laundry equipment	236,283	147,721	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	6,265,714	5,491,992	5	-	7	years
Motor vehicles	130,859	130,563			5	years
Fences	38,635	24,670	5	-	15	years
Furniture and fixtures	8,705,137	5,910,046	5	-	7	years
Smoke alarms	220,437	220,437	5	-	7	years
Total fixed assets	260,836,633	225,021,946
Less: Accumulated depreciation	(83,334,950)	(75,905,862)
	$177,501,683	$149,116,084

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,370,000 and $1,304,000 for the nine months ended September 30, 2015 and 2014, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2015 and 2014, approximately $719,000 and $630,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2015 expenses referred to above, approximately $336,000 consisted of repairs and maintenance, and $257,000 of administrative expense. Approximately $126,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2015, the Hamilton Company received approximately $632,000 from the Investment Properties of which approximately $507,000 was the management fee, approximately $79,000 was for maintenance services, approximately $31,000 was for administrative services and $15,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,145,000 and $2,385,000 for the nine months ended September 30, 2015 and 2014, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2015 and 2014.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2015 and 2014, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the nine months ended September 30, 2015 and 2014 this individual received fees of $56,250.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,218,000, and $2,090,000 of security deposits are included in prepaid expenses and other assets at September 30, 2015 and December 31, 2014, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2015 and December 31, 2014 is approximately $863,000 and $253,000, respectively, held in escrow to fund future capital improvements. As of September 30, 2015, approximately $551,000 of the replacement reserve was related to the fire damage at Westgate Apartments. The reserve will be refunded when the repairs are complete.

Intangible assets on the acquisitions of Hamilton Green and the Residence at Captain Parkers are included in prepaid expenses and other assets.  Intangible assets are approximately $512,000 net of accumulated amortization of approximately $1,745,000 and approximately $49,000 net of accumulated amortization of approximately $1,703,000 at September 30, 2015 and December 31, 2014, respectively.

Financing fees of approximately $1,571,000 and $1,736,000 are net of accumulated amortization of approximately $778,000 and $613,000 at September 30, 2015 and December 31, 2014 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2015 and December 31, 2014, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2015, the interest rates on these loans ranged from  3.76% to 5.97%, payable in monthly installments aggregating approximately $808,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At September 30, 2015, the weighted average interest rate on the above mortgages was 4.81%. The effective rate of 4.92% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2015 are as follows:

2015—current maturities	$726,000
2016	1,821,000
2017	7,840,000
2018	1,921,000
2019	4,337,000
Thereafter	179,328,000
$195,973,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5% . The costs associated with the line of credit were approximately $125,000. As of September 30, 2015, the credit line had a balance of $25,000,000. The interest rate on the line of credit at September 30, 2015 is 3.875%.

On September 15, 2015, the Partnership, in connection with the purchase of the Residence at Captain Parker Apartments, used the entire line of credit, along with cash reserve, to purchase the property. (See Note 2: Rental Properties, for the details of the transaction.)

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay distributions, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 23 of its subsidiary properties and joint ventures. Pledged interests range from 49% to 100% of the Partnership’s ownership interest in the respective entities.

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $36,000 for the nine months ended September 30, 2015.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%;  aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000;  maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items.

 The Partnership is in compliance with these covenants as of September 30, 2015.

   NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2015, amounts received for prepaid rents of approximately $1,694,000 are included in cash and cash equivalents, and security deposits of approximately $2,218,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2015, the Partnership paid quarterly distributions of $7.50 per unit  ( $0.25 per receipt) on March 31, June 30, and September 30, 2015.

In 2014, the Partnership paid quarterly distributions of $7.50 per unit ( $0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ( $1.00 per receipt) each year.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2015	2014
Net Income per Depositary Receipt	$0.68	$0.11
Distributions per Depositary Receipt	$0.75	$0.75

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2015 are as follows:

Class A	43,398
Class B	10,308
General Partnership	543
54,249

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2015, the Partnership has repurchased 1,327,153 Depositary Receipts at an average price of $26.37 per receipt (or $791.10 per underlying Class A Unit), 2,770 Class B Units and 146 General Partnership Units, both at an average price of $851.67 per Unit, totaling approximately $37,682,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2015, the Partnership purchased a total of 40,237 Depositary Receipts. The average price was $49.47 per receipt or $1,484.10 per unit. The total cost including commission was $2,018,329. The Partnership was required to repurchase 319 Class B Units and 17 General Partnership units at a cost of $472,845 and $24,887 respectively.

From October 1, 2015 through November 3, 2015, the Partnership purchased a total of 10,420 Depositary Receipts. The average price was $49.55 per receipt or $1,486.50 per unit. The total cost was $524,967. The Partnership is required to repurchase 82.5 Class B Units and 4.3 General Partnership Units at a cost of $122,624 and $6,454 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On June 9, 2015, a fire broke out at 12 Westgate Drive apartment complex in Woburn, MA, resulting in approximately 10 apartments being damaged which will remain unoccupied for an extended period. The Partnership has insurance coverage on both repairs and rental loss for the extended period until the apartments are available for rent, and has received approximately $591,000 from the insurance company to date, leaving an estimated insurance recovery receivable of approximately $361,000 at September 30, 2015, which is included in the insurance recovery receivable of $412,502 on the balance sheet.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2015, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2015 as follows:

Commercial
Property Leases
2016	$2,811,000
2017	2,285,000
2018	2,003,000
2019	1,574,000
2020	936,000
Thereafter	997,000
$10,606,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $521,000 and $532,000 for the nine months ended September 30, 2015 and 2014 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 27% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Throguh September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2016	$123,679	6,646	8	4%
2017	576,040	20,023	9	20%
2018	402,653	12,357	8	14%
2019	650,019	23,321	10	22%
2020	335,312	9,651	5	12%
2021	647,765	31,274	3	23%
2022	—	—	—	—%
2023		—	—	—%
2024	157,443	4,771	1	5%
2025		—	—	—%
Totals	$2,892,911	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $524,000 and $366,000 at September 30, 2015 and December 31, 2014. Included in rents receivable at September 30, 2015 is approximately $157,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at September 30, 2015 also includes approximately $111,000 representing the deferral of rental concession primarily related to the residential properties.

For the nine months ended September 30, 2015 rent at the commercial properties includes approximately $1,600 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2015 and 2014, cash paid for interest was approximately $7,214,000, and $6,444,000 respectively.  Cash paid for state income taxes was approximately $19,000 and $50,000 during the nine months ended September 30, 2015 and 2014 respectively. At September 30, 2015, the Partnership was involved in a non-cash financing activity of $25,000,000 in connection with the purchase of the Residence at Captain Parkers.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2015 and December 31, 2014, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2015 and December 31, 2014 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2015 and December 31, 2014, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2015 and December 31, 2014, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

             At September 30, 2015, the Partnership has a line of credit outstanding in the amount of $25,000,000, which represents its fair market value.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2015	$195,972,822	$210,451,015
At December 31, 2014	$196,071,540	$210,691,170
Investment Properties
At September 30, 2015	$136,654,784	$145,961,955
At December 31, 2014	$137,910,870	$147,843,221

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable loss of approximately $2,100,000 was approximately $3,100,000 less than statement income for the year ended December 31, 2014. The primary reason for the difference is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership’s real estate at December 31, 2014 is approximately $5,000,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,300,000 less than statement basis because of accelerated depreciation.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2009 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40%-50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 57%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $85,248,000 at September 30, 2015. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan will be amortized over 30 years thereafter and matures in March 2017. As of September 30, 2015, the balance of the mortgage is approximately $4,522,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. As of November 1, 2015, 6 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

             On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,752,000 at September 30, 2015. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At September 30, 2015, the balance of this mortgage is approximately $5,233,000. This investment is referred to as Hamilton Minuteman, LLC.

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

Summary financial information as of September 30, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,511,004	$2,619,374	$6,859,314	$4,997,692	$672,579	$6,212,058	$6,371,641	$18,785,662	$94,934,158	$149,963,482
Cash & Cash Equivalents	73,595	81,236	79,265	1,029	8,171	3,998	60,545	216,613	1,023,237	1,547,689
Rent Receivable	40,921	—	8,582	4,272	100	2,820	692	12,320	70,167	139,874
Real Estate Tax Escrow	104,165	—	42,400	75,984	—	55,215	39,403	91,842	242,660	651,669
Prepaid Expenses & Other Assets	121,531	903	45,606	55,877	211,856	60,886	39,742	84,849	1,851,560	2,472,810
Financing & Leasing Fees	137,891	—	84,896	5,824	—	8,748	5,036	143,124	237,485	623,004
Total Assets	$8,989,107	$2,701,513	$7,120,063	$5,140,678	$892,706	$6,343,725	$6,517,059	$19,334,410	$98,359,267	$155,398,528
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$10,000,000	$0	$10,000,000	$4,752,073	$—	$4,521,596	$5,233,407	$16,900,000	$85,247,708	$136,654,784
Accounts Payable & Accrued Expense	60,815	1,133	83,754	21,998	23,055	6,934	59,805	207,573	754,434	1,219,501
Advance Rental Pmts & Security Deposits	185,386	—	203,378	95,656	5,695	86,897	107,428	314,676	2,349,098	3,348,214
Total Liabilities	10,246,201	1,133	10,287,132	4,869,727	28,750	4,615,427	5,400,640	17,422,249	88,351,240	141,222,499
Partners’ Capital	(1,257,094)	2,700,380	(3,167,069)	270,951	863,956	1,728,298	1,116,419	1,912,161	10,008,027	14,176,029
Total Liabilities and Capital	$8,989,107	$2,701,513	$7,120,063	$5,140,678	$892,706	$6,343,725	$6,517,059	$19,334,410	$98,359,267	$155,398,528
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,350,190	$—	$135,475	$431,978	$864,149	$558,209	$956,081	$4,003,209	8,299,289
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(628,547)	$—	$(1,583,534)	$—	$—	$—	$—	$—	$—	(2,212,081)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,087,208
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through November 1, 2015	—	—	—	127	114	—	—	—	—	241
Unsold units	—	—	—	—	6	—	—	—	—	6
Unsold units with deposits for future sale as of November 1, 2015	—	—	—	—	1	—	—	—	—	—

Financial information for the nine months ended September 30, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,090,071	$217,568	$1,033,115	$713,771	$78,548	$733,978	$699,019	$2,305,464	$10,650,223	$17,521,757
Laundry and Sundry Income	10,114	—	323	—	—	—	—	33,335	67,439	111,211
	1,100,185	217,568	1,033,438	713,771	78,548	733,978	699,019	2,338,799	10,717,662	17,632,968
Expenses
Administrative	17,087	1,434	25,912	5,500	6,537	5,507	3,724	32,349	181,425	279,475
Depreciation and Amortization	356,925	7,761	281,390	180,630	26,961	239,898	246,675	726,876	2,452,629	4,519,745
Management Fees	46,666	8,714	42,971	28,273	3,143	28,914	28,974	91,870	227,847	507,372
Operating	81,724	—	67,241	531	476	917	64,428	296,685	971,545	1,483,547
Renting	8,906	—	12,649	—	—	2,350	6,623	5,701	72,373	108,602
Repairs and Maintenance	110,815	200	45,950	235,033	34,914	273,982	56,628	297,165	930,398	1,985,085
Taxes and Insurance	161,702	39,503	89,750	126,255	16,415	115,086	92,943	253,816	1,141,731	2,037,201
	783,825	57,612	565,863	576,222	88,446	666,654	499,995	1,704,462	5,977,948	10,921,027
Income Before Other Income	316,360	159,956	467,575	137,549	(9,898)	67,324	199,024	634,337	4,739,714	6,711,941
Other Income (Loss)
Interest Expense	(337,847)	(40,644)	(293,906)	(206,872)	(268)	(194,411)	(228,380)	(563,622)	(3,656,573)	(5,522,523)
Interest Income	—	—	—	11	—	—	—	—	—	11
Interest Income from Note	—	—	—	—	—	—	—	96	—	96
Gain on Sale of Real Estate	—	—	—	—	76,523	—	—	—	—	76,523
	(337,847)	(40,644)	(293,906)	(206,861)	76,255	(194,411)	(228,380)	(563,526)	(3,656,573)	(5,445,893)
Net Income (Loss)	$(21,487)	$119,312	$173,669	$(69,312)	$66,357	$(127,087)	$(29,356)	$70,811	$1,083,141	$1,266,048
Net Income (Loss)—NERA 50%	$(10,744)	$59,656	$86,835	$(34,656)	$33,179	$(63,544)	$(14,678)	$35,406		91,454
Net Income (Loss)—NERA 40%									$433,256	433,256
										$524,710

Financial information for the three months ended September 30, 2015

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$368,163	$72,523	$354,840	$236,343	$19,080	$246,892	$231,545	$781,336	$3,588,943	$5,899,665
Laundry and Sundry Income	7,622	—	—	—	—	—	—	10,888	23,361	41,871
	375,785	72,523	354,840	236,343	19,080	246,892	231,545	792,224	3,612,304	5,941,536
Expenses
Administrative	8,781	425	11,531	2,338	1,863	1,883	1,032	12,414	76,791	117,058
Depreciation and Amortization	132,477	2,117	93,804	60,569	8,988	80,607	83,182	243,760	820,856	1,526,360
Management Fees	14,929	2,912	13,731	9,442	820	9,482	9,529	30,816	72,222	163,883
Operating	22,961	—	16,055	183	271	208	17,946	111,793	241,740	411,157
Renting	2,185	—	3,544	—	159	—	1,877	2,300	39,160	49,225
Repairs and Maintenance	44,380	200	26,888	79,646	10,879	87,765	23,864	114,683	390,221	778,526
Taxes and Insurance	54,826	12,659	29,873	40,360	5,479	38,861	30,972	87,515	407,819	708,364
	280,539	18,313	195,426	192,538	28,459	218,806	168,402	603,281	2,048,809	3,754,573
Income Before Other Income	95,246	54,210	159,414	43,805	(9,379)	28,086	63,143	188,943	1,563,495	2,186,963
Other Income (Loss)
Interest Expense	(100,585)	(13,472)	(97,968)	(69,431)	(55)	(65,172)	(76,823)	(189,919)	(1,227,139)	(1,840,564)
Interest Income	—	—	—	3	—	—	—	—	—	3
Gain on sale of real estate	—	—	—	—	76,648	—	—	—	—	76,648
	(100,585)	(13,472)	(97,968)	(69,428)	76,593	(65,172)	(76,823)	(189,919)	(1,227,139)	(1,763,913)
Net Income (Loss)	$(5,339)	$40,738	$61,446	$(25,623)	$67,214	$(37,086)	$(13,680)	$(976)	$336,356	$423,050
Net Income (Loss)—NERA 50%	$(2,670)	$20,369	$30,723	$(12,812)	$33,607	$(18,543)	$(6,840)	$(488)		43,347
Net Income (Loss)—NERA 40%									$134,543	134,543
										$177,890

Future annual mortgage maturities at September 30,  2015 are as follows:

	Hamilon	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
9/30/2016	$—	$42,990	$75,155	$80,330	$82,308	$—	$1,479,627	$1,760,410
9/30/2017	—	180,476	4,676,918	4,441,266	5,151,099	—	1,564,180	16,013,939
9/30/2018	—	189,026	—	—	—	—	1,653,563	1,842,589
9/30/2019	—	196,473	—	—	—	—	1,748,055	1,944,528
9/30/2020	—	204,213	—	—	—	—	78,802,283	79,006,496
Thereafter	10,000,000	9,186,822	—	—	—	16,900,000	—	36,086,822
	$10,000,000	$10,000,000	$4,752,073	$4,521,596	$5,233,407	$16,900,000	$85,247,708	$136,654,784

At September 30, 2015 the weighted average interest rate on the above mortgages was 5.07%. The effective rate was 5.16% including the amortization expense of deferred financing costs.

Summary financial information as of September 30, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,619,846	$2,622,203	$7,230,839	$5,215,054	$1,011,453	$6,473,921	$6,628,931	$19,644,258	$98,343,487	$155,789,992
Cash & Cash Equivalents	28,937	149,705	203,001	7,697	741,509	4,188	111,378	2,404,047	1,231,163	4,881,625
Rent Receivable	17,700	—	1,703	14,718	3,049	1,102	2,326	9,845	149,200	199,643
Real Estate Tax Escrow	98,555	—	41,934	71,690	—	43,591	40,212	52,130	356,155	704,267
Prepaid Expenses & Other Assets	95,311	895	50,550	44,962	27,327	44,461	44,558	96,377	1,657,149	2,061,590
Financing & Leasing Fees	33,515	7,753	91,554	10,849	—	15,110	9,005	159,175	295,874	622,835
Total Assets	$8,893,864	$2,780,556	$7,619,581	$5,364,970	$1,783,338	$6,582,373	$6,836,410	$22,365,832	$102,033,028	$164,259,952
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,140,592	$2,001,159	$10,000,000	$4,823,762	$—	$4,590,276	$5,311,923	$16,900,000	$86,566,934	$138,334,646
Accounts Payable & Accrued Expense	150,481	55,616	172,833	27,905	724,100	16,076	123,765	2,142,549	931,507	4,344,832
Advance Rental Pmts& Security Deposits	174,103	—	197,412	103,182	13,487	88,756	95,052	301,976	2,205,078	3,179,046
Total Liabilities	8,465,176	2,056,775	10,370,245	4,954,849	737,587	4,695,108	5,530,740	19,344,525	89,703,519	145,858,524
Partners’ Capital	428,688	723,781	(2,750,664)	410,121	1,045,751	1,887,265	1,305,670	3,021,307	12,329,509	18,401,428
Total Liabilities and Capital	$8,893,864	$2,780,556	$7,619,581	$5,364,970	$1,783,338	$6,582,373	$6,836,410	$22,365,832	$102,033,028	$164,259,952
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$214,344	$361,891	$—	$205,061	$522,876	$943,633	$652,833	$1,510,654	$4,931,804	$9,343,093
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,375,332)	$—	$—	$—	$—	$—	$—	(1,375,332)
Total Investment in Unconsolidated Joint Ventures (Net)										$7,967,761
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	0	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through November 1, 2014	—	—	—	127	111	—	—	—	—	238
Unsold units	—	—	—	—	9	—	—	—	—	9
Unsold units with deposits for future sale as of November 1, 2014	—	—	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2014

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,043,460	$218,995	$994,331	$698,401	$151,937	$704,397	$683,025	$2,177,950	$10,143,620	$16,816,116
Laundry and Sundry Income	12,425	—	—	—	—	—	844	29,213	75,213	117,695
	1,055,885	218,995	994,331	698,401	151,937	704,397	683,869	2,207,163	10,218,833	16,933,811
Expenses
Administrative	23,376	1,180	32,580	6,784	3,388	14,493	8,104	42,799	181,661	314,365
Depreciation and Amortization	324,833	8,466	300,816	180,524	57,524	238,744	240,486	716,092	4,048,679	6,116,164
Management Fees	43,937	8,760	41,823	27,973	5,888	28,206	28,489	86,429	217,031	488,536
Operating	96,904	—	45,984	523	1,028	1,683	60,631	288,912	960,938	1,456,603
Renting	11,875	—	11,368	5,918	753	5,042	7,571	21,131	156,856	220,514
Repairs and Maintenance	125,411	3,150	56,421	246,576	74,719	223,566	58,132	292,004	927,771	2,007,750
Taxes and Insurance	172,802	40,498	87,842	119,861	30,025	120,392	89,496	279,034	1,155,775	2,095,725
	799,138	62,054	576,834	588,159	173,325	632,126	492,909	1,726,401	7,648,711	12,699,657
Income Before Other Income	256,747	156,941	417,497	110,242	(21,388)	72,271	190,960	480,762	2,570,122	4,234,154
Other Income (Loss)
Interest Expense	(361,857)	(41,932)	(293,469)	(210,158)	(485)	(197,633)	(231,196)	(610,958)	(3,710,651)	(5,658,339)
Interest Income	—	—	—	15	468	—	—	—	—	483
Gain on sale of real estate	—	—	—	—	350,523	—	—	—	—	350,523
	(361,857)	(41,932)	(293,469)	(210,143)	350,506	(197,633)	(231,196)	(610,958)	(3,710,651)	(5,307,333)
Net Income (Loss)	$(105,110)	$115,009	$124,028	$(99,901)	$329,118	$(125,362)	$(40,236)	$(130,196)	$(1,140,529)	$(1,073,179)
Net Income (Loss)—NERA 50%	$(52,555)	$57,505	$62,014	$(49,951)	$164,559	$(62,681)	$(20,118)	$(65,098)		33,677
Net Income (Loss)—NERA 40%									$(456,212)	(456,212)
										$(422,535)

Financial information for the three months ended September 30, 2014

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$373,304	$72,523	$335,607	$250,921	$45,216	$242,294	$226,213	$737,588	$3,433,856	$5,717,522
Laundry and Sundry Income	4,306	—	—	—	—	—	676	10,065	26,620	41,667
	377,610	72,523	335,607	250,921	45,216	242,294	226,889	747,653	3,460,476	5,759,189
Expenses
Administrative	6,235	350	12,719	2,624	715	3,916	2,661	12,037	64,668	105,925
Depreciation and Amortization	108,663	2,822	100,712	60,204	19,174	80,047	81,233	242,960	1,354,577	2,050,392
Management Fees	14,832	2,901	13,319	9,330	1,613	9,606	9,536	28,609	68,588	158,334
Operating	27,938	—	13,390	171	423	643	16,528	82,442	224,085	365,620
Renting	908	—	7,745	—	—	—	1,482	3,034	99,320	112,489
Repairs and Maintenance	51,584	—	25,489	81,607	27,069	79,825	19,697	101,601	413,587	800,459
Taxes and Insurance	55,807	12,859	29,643	38,487	7,360	38,387	30,264	87,450	398,451	698,708
	265,967	18,932	203,017	192,423	56,354	212,424	161,401	558,133	2,623,276	4,291,927
Income Before Other Income	111,643	53,591	132,590	58,498	(11,138)	29,870	65,488	189,520	837,200	1,467,262
Other Income (Loss)
Interest Expense	(121,659)	(14,036)	(97,895)	(70,528)	(86)	(66,300)	(77,635)	(208,944)	(1,245,694)	(1,902,777)
Interest Income	—	—	—	6	—	—	—	—	—	6
Gain on sale of Real Estate	—	—	—	—	50,001	—	—	—	—	50,001
	(121,659)	(14,036)	(97,895)	(70,522)	49,915	(66,300)	(77,635)	(208,944)	(1,245,694)	(1,852,770)
Net Income (Loss)	$(10,016)	$39,555	$34,695	$(12,024)	$38,777	$(36,430)	$(12,147)	$(19,424)	$(408,494)	$(385,508)
Net Income (Loss)—NERA 50%	$(5,008)	$19,778	$17,348	$(6,012)	$19,389	$(18,215)	$(6,074)	$(9,712)		11,493
Net Income (Loss)—NERA 40%									$(163,395)	(163,395)
										$(151,902)

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

NOTE 16—SUBSEQUENT EVENTS

From October 1, 2015 through November 5, 2015, the Partnership purchased a total of  10,420 Depositary Receipts. The average price was $49.55 per receipt or $1,486.50  per unit. The total cost was $524,967. The Partnership is required to repurchase 82.5 Class B Units and 4.3 General Partnership Units at a cost of $122,624 and $6,454 respectively.

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

The third quarter performance is consistent with Management’s expectations  noted in the second  quarter Form 10-Q.Top line revenue growth for the third quarter came largely from the previous rental period cycle.  However, third quarter revenue gains were also achieved consistent with Management’s expectations which will  become  evident in the fourth quarter.  Both renewal and market rate increases were similar to 2014 renewal and market rate increases.  Operating expenses continue to be in check and the portfolio continues to benefit from the oil to gas conversions of four years ago with higher efficiency boilers and low natural gas costs.  Management continues to emphasize internal and external curb appeal which are part of the drivers  in the revenue gains and also serve as competitive advantage during a downturn.  Overall, Management expects the revenue and operating expense trends for same properties in service to continue for the balance of the year.

During the third  quarter, the Partnership purchased a 94 unit apartment complex in Lexington, Residences at Captain Parkers, for $31.6 million. Combined with the properties at Battle Green (48 units) and Hamilton Minuteman, Joint venture ( 42 units), the Partnership now operates 184 units in Lexington, MA.  Each of these properties appeal to high income renters working in the local area desirous of the highly rated public school system.  Management now has economies and cross selling opportunities with this presence in Lexington.  With immediate one time changes in operations and capital improvements in heating and electric systems, Management anticipates  a significant  reduction in  certain operating expenses and a higher than average rate of return on this purchase.  Both the Partnership funds and Line of Credit were drawn to effect the purchase.  Management anticipates a  first  quarter, 2016 refinancing substantially paying down the line of credit.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,327,153 Depositary Receipts through September 30, 2015 or 31% of the outstanding Class A Depositary Receipts.  During the third quarter, the Partnership repurchased 10,157 Class A Depositary Receipts, 80 Class B units, and 4 General Partnership Units at a cost of approximately $513,000, $118,000 and $6,000 respectively for a total cost of $637,000.  This purchase of receipts is in line with the Partnership’s trading plan.  Management anticipates a steady purchase of receipts, per its trading plan, for the balance of the year.

At November 1, 2015, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 42% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2015, tenant renewals were approximately 63% with an average rental increase of approximately 4.3%, new leases accounted for approximately 37% with rental rate increases of approximately 5.7%.  During the nine months ended September 30, 2015, leasing commissions were approximately $226,000 compared to approximately $178,000 for the nine months ended September 30, 2014, an increase of approximately $48,000 (27.0%) from 2014. Tenant concessions were approximately $79,000 in for the nine months ended September 30, 2015, compared to approximately $27,000 for the nine months ended September 30, 2014, an increase of approximately $52,000 (192.6%).  Tenant improvements were approximately $2,383,000 for the nine months ended September 30, 2015, compared to approximately $2,040,000 for the nine months ended September 30, 2014, an increase of approximately $343,000 (16.8%).

Hamilton accounted for approximately 6.5% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2015 and 5.2% during the nine months ended September 30, 2014. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $164,000 (75.8%) and approximately $167,000 (75.8%) of the legal services paid for by the Partnership during the nine months ended September 30, 2015 and 2014, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis.  During the nine months ended September 30, 2015, Hamilton provided the Partnership approximately $126,000 in construction and architectural services, compared to approximately $107,000 for the nine months ended September 30, 2014.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2015 and 2014, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first nine months of 2015.

Investments in Joint Ventures:  The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013 and beyond, the carrying value of investments fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 14: Investment in Unconsolidated Joint Ventures.)

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 and September 30, 2014

The Partnership and its Subsidiary Partnerships earned income before interest expense, income (loss) from investments in unconsolidated joint ventures and other income and expense of approximately $3,335,000 during the three months ended September 30, 2015, compared to approximately $2,727,000 for the three months ended September 30, 2014, an increase of approximately 608,000 (22.3%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2015	November 1, 2014
Residential
Units	2,525	2,431
Vacancies	73	99
Vacancy rate	2.9%	4.1%
Commercial
Total square feet	108,043	108,043
Vacancy	0	0
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2015		2014
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$11,116	$11,116	$10,546	$10,546
Residential percentage	92%	92%	91%	91%
Commercial percentage	8%	8%	9%	9%
Contingent rentals	$176	$176	$217	$217

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014:

	Three Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change
Revenues
Rental income	$11,116,471	$10,546,055	$570,416	5.4%
Laundry and sundry income	93,503	96,973	(3,470)	(3.6%)
	11,209,974	10,643,028	566,946	5.3%
Expenses
Administrative	502,177	543,704	(41,527)	(7.6%)
Depreciation and amortization	2,651,515	2,463,708	187,807	7.6%
Management fee	453,178	438,319	14,859	3.4%
Operating	803,753	838,728	(34,975)	(4.2%)
Renting	199,980	155,865	44,115	28.3%
Repairs and maintenance	2,006,298	2,087,290	(80,992)	(3.9%)
Taxes and insurance	1,258,025	1,388,807	(130,782)	(9.4%)
	7,874,926	7,916,421	(41,495)	(0.5%)
Income Before Other Income (Expense)	3,335,048	2,726,607	608,441	22.3%
Other Income (Expense)
Interest income	1,055	209	846	404.8%
Interest expense	(2,434,000)	(2,393,427)	(40,573)	1.7%
Other ( Expense)	(6,247)	—	(6,247)
Income (Loss) from investments in unconsolidated joint ventures	177,890	(151,902)	329,792	(217.1%)
	(2,261,302)	(2,545,120)	283,818	(11.2%)
Net Income	$1,073,746	$181,487	$892,259	491.6%

Rental income from continuing operations for the three months ended September 30, 2015 was approximately $11,116,000, compared to approximately $10,546,000 for the three months ended September 30, 2014, an increase of approximately $570,000 (5.4%).The factors that can be attributed to this increase are as follows: the acquisition of Captain Parker resulted in an increase  in rental income of approximately $99,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 62 Boylston Street, Hamilton Oaks, 1144 Commonwealth Avenue,   Hamilton Green, School Street and Dean Street Associates Street with increases of approximately $64,000, $54,000, $51,000, $46,000, $44,000, and $37,000  respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the three months ended September 30, 2015 were approximately $7,875,000 compared to approximately $7,916,000 for the three months ended September 30, 2014, a decrease of approximately $41,000 (0.5%).  The  factors contributing to this net decrease are a decrease in taxes and insurance of approximately $131,000 (9.4%) due to a decrease in insurance costs, a decrease in repairs and maintenance of approximately $81,000 (3.9%) primarily due to a decrease in environmental services, and a decrease in administrative expenses of approximately $42,000 (7.6%) primarily due  to a decrease in professional fees, partially  offset by an increase in depreciation and amortization of approximately $188,000 (7.6%) primarily due to amortization and depreciation costs related to the acquisition of  the Residence at Captain Parker.

Interest expense for the three months ended September 30, 2015 was approximately $2,434,000 compared to approximately $2,393,000 for the three months ended September 30, 2014, an increase of approximately $41,000 (1.7%).  This was primarily due to the the use of the line of credit of $25,000,000 in conjunction with the purchase of the Residences At  Captain Parkers on September 18,2015.

At September 30, 2015, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net  income  from the Investment Properties was approximately $178,000 for the three months ended September 30, 2015, compared to a loss of approximately $152,000 for the three months ended September 30, 2014, an increase in income of approximately $330,000 (217.1%). This increase is primarily due to an increase in rental revenue of approximately $181,000, a decrease in depreciation and amortization expense of approximately $524,000, and a gain of approximately $77,000 on the sale of one  unit at Hamilton Bay LLC for the three months ended September 30, 2015, compared to a gain of approximately $50,000 for the three months ended September 30, 2014. Included in the income for the three months ended September 30, 2015 is depreciation and amortization expense of approximately $1,526,000. The allocable income for the three months ended September 30, 2015 from the investment in Dexter Park is approximately $135,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2015 was approximately $1,074,000 compared to income of approximately $181,000 for the three months ended September 30, 2014, an increase in income of approximately $893,000 (491.6%).

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The Partnership and its Subsidiary Partnerships earned income before interest expense, income (loss) from investments in unconsolidated joint ventures and other income and expense of approximately $9,225,000 for the nine months ended September  30, 2015, compared to approximately $8,016,000 for the nine months ended September  30, 2014, an increase of approximately $1,209,000 (15.08%).  The following is a summary of the Partnership’s operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Dollar	Percent
	2015	2014	Change	Change
Revenues
Rental income	$33,037,761	$31,500,342	$1,537,419	4.9%
Laundry and sundry income	309,151	321,150	(11,999)	(3.7%)
	33,346,912	31,821,492	1,525,420	4.8%
Expenses
Administrative	1,528,710	1,643,185	(114,475)	(7.0%)
Depreciation and amortization	7,656,072	7,935,355	(279,283)	(3.5%)
Management fee	1,369,597	1,303,780	65,817	5.0%
Operating	3,798,050	3,540,985	257,065	7.3%
Renting	421,181	301,334	119,847	39.8%
Repairs and maintenance	5,176,219	4,899,746	276,473	5.6%
Taxes and insurance	4,171,930	4,180,961	(9,031)	(0.2%)
	24,121,759	23,805,346	316,413	1.3%
Income Before Other Income ( Expense)	9,225,153	8,016,146	1,209,007	15.1%
Other Income (Expense)
Interest income	1,393	592	801	135.3%
Interest expense	(7,171,395)	(7,160,489)	(10,906)	0.2%
Income (Loss) from investments in unconsolidated joint ventures	524,710	(422,535)	947,245	(224.2%)
	(6,645,292)	(7,582,432)	937,140	(12.4%)
Net Income	$2,579,861	$433,714	$2,146,147	494.8%

Rental income from continuing operations for the nine months ended September 30, 2015 was approximately $33,038,000 compared to approximately $31,500,000 for the nine months ended September 30, 2014, an increase of approximately $1,538,000 (4.9%). The factors that contribute to this increase can be attributed as follows: the acquisition of the Residence at Captain Parkers resulted in an increase of rental income of approximately $99,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The following properties experienced rental income increases:  62 Boylston Street, 1144 Commonwealth Avenue,  Westgate Apartments, 9 School Street, Hamilton Oaks and Hamilton Green,  with increases of approximately $206,000, $196,000, $126,000, $101,000, $94,000, and $88,000 respectively.

Expenses from continuing operations for the nine months ended September 30, 2015 were approximately $24,122,000 compared to approximately $23,805,000 for the nine months ended September 30, 2014, an increase of approximately $316,000 (1.3%).The factors contributing to this increase are:  an increase in repairs and maintenance of approximately $276,000 (5.6%) due to an increase in demand for repairs to the properties, an increase in operating expenses of approximately $257,000 (7.3%), due to an increase of snow removal expense of approximately $380,000 due to the severe winter snowstorms experienced in the first quarter of 2015, an increase in renting expenses of approximately $120,000 (39.8%), due to an increase in rental costs and commissions, partially offset by a decrease in depreciation  and amortization of approximately $279,000 (3.5%), primarily due to the full amortization of  in-place leases at Hamilton Green in 2014, and a decrease in administrative expenses of approximately $114,000 (7.0%), primarily due to a decrease in professional fees of approximately $106,000.

Interest expense for the nine months ended September 30, 2015 was approximately $7,171,000 compared to approximately $7,160,000 for the nine months ended September 30, 2014, an increase of approximately $11,000 (0.2%).  This was primarily due to the Partnership utilizing the line of credit to fund the purchase of the Residence at Captain Parker apartments, partially offset by paying off two mortgages during 2014, (Linhart and Linewt), and refinancing Dean Street Associates, resulting in lower interest expense for the  nine months  ended September 30, 2015.

At September 30, 2015, the Partnership has between a 40 - 50% ownership interest in nine Investment Properties. See a description of these properties included in Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of income from these Investment Properties was approximately $525,000 for the nine months ended September 30, 2015 compared to a loss of approximately $423,000 for the nine months ended September 30, 2014, an increase of approximately $948,000 (224.2%).  This increase is primarily due to an increase in rental revenue of approximately $705,000, and a decrease in depreciation and amortization expense of approximately $1,596,000, partially offset by a decrease in the gain of approximately $274,000 on the sale of one rental unit at Hamilton Bay LLC for the nine months ended September 30, 2015, compared to five rental units sold for the nine months ended September 30, 2014. Included in the income for the nine months ended September 30, 2015 is depreciation and amortization expense of approximately $4,520,000. The allocable income for the nine months ended September 30, 2015 from the investment in Dexter Park is approximately $433,000.

As a result of the changes discussed above,  the Partnership’s net income for the nine months ended September 30, 2015 was approximately $2,580,000 compared to net income of $434,000 an increase of approximately $2,146,000 (494.8%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2015 was the collection of rents and the proceeds from a line of credit.  The Partnership’s principal source of cash in 2014 was the collection of rents. The majority of cash and cash equivalents of $9,156,753 at September 30, 2015 and $14,015,898  at December 31, 2014 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $4,859,145  for the nine months ended  September 30, 2015 is summarized as follows:

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$9,595,894	$8,220,014
Cash (used in) investing activities	(8,994,687)	(1,318,670)
Cash (used in) financing activities	(98,718)	(2,706,875)
Repurchase of Depositary Receipts, Class B and General Partner Units	(2,516,061)	(1,564,397)
Distributions paid	(2,845,573)	(2,898,801)
Net (decrease) in cash and cash equivalents	$(4,859,145)	$(268,729)

The increase in cash provided by operating activities is primarily due to an increase in rent collections and a decrease in cash operating expenses. The increase in cash used in investing activities is due to an increase in the improvements to rental properties in 2015 compared to the same period in 2014, and the purchase of the Residence at Captain Parker.  The change in cash used in financing activities is due to the payment of mortgage notes payable in 2015, and the refinancing of several mortgages in 2014. During the nine months ended September 30, 2015, the Partnership purchased 40,237 Depositary Receipts for an average price of $ 49.47 for a total cost of $2,018,329;  319 Class B Units for a cost of $472,845 and 17 General Partnership Units for a cost of $ 24,887, for a total cost of $2,516,061.

During 2015, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $4,670,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Westgate Woburn, River Drive Apartments, 62 Boylston Street,  Hamilton Oaks,Westside Colonial and Redwood Hills , at a cost of approximately  $1,046,000, $586,000, $519,000, $394,000, $370,000, and $291,000  respectively. The Partnership plans to invest approximately $500,000 in additional capital improvements in 2015.

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

             On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Essex Development for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds.

During the nine months ended September 30, 2015 the Partnership received distributions of approximately $2,949,000 from the investment properties. For the nine months ended September 30, 2014, the Partnership received $2,532,000 from the investment properties.  Included in these distributions is the amount from Dexter Park of $1,070,000 and $610,000 for the nine months ended September 30, 2015 and 2014 respectively.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2015, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2015, our proportionate share of the non-recourse debt related to these investments was approximately $59,803,000. See Note 14 to the Consolidated Financial Statements.

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

As of September 30, 2015, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $332,628,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $35,000,000 as of September 30, 2015 ranged from LIBOR plus 218 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $300,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2015 would be approximately $20 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the third quarter of 2015:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

July 1-31, 2015	$49.29	3,943	679,061
August 1-31, 2015	$48.51	1,814	677,247
September 1-30, 2015	$48.90	4,400	672,847
Total		10,157

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

The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2015, the Partnership has repurchased 1,327,153 Depositary Receipts at an average price of $26.37 per receipt (or $791.10 per underlying Class A Unit), 2,770 Class B Units and 146 General Partnership Units, both at an average price of $851.67 per Unit, totaling approximately $37,682,000 including brokerage fees paid by the Partnership.

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
Dated: November 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	November 6, 2015
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	November 6, 2015
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 6, 2015
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 6, 2015
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	November 6, 2015
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

bygy