Form 10-K
period 2015-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2016-03-11
CIK 746514

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑31568

New England Realty Associates Limited Partnership

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04‑2619298 (I.R.S. employer identification no.)
39 Brighton Avenue, Allston, Massachusetts (Address of principal executive offices)	02134 (Zip Code)
Registrant’s telephone number, including area code: (617) 783‑0039
Securities registered pursuant to Section 12(b) of the Act:
Depositary Receipts (Title of each Class)	NYSE MKT (Name of each Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act:
Class A Limited Partnership Units (Title of class)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendments to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2015, the aggregate market value of the registrant’s securities held by non‑affiliates of the registrant was $113,014,650 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

 As of March 1, 2016, there were 100,009  of the registrant’s Class A units (3,000,274 Depositary Receipts) of limited partnership issued and outstanding and 23,821 Class B units issued and outstanding.

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

The authorized capital of the Partnership is represented by three classes of partnership units (“Units”). There are two categories of limited partnership interests (“Class A Units” and “Class B Units”) and one category of general partnership interests (the “General Partnership Units”). The Class A Units were initially issued to creditors and limited partners of the Colonial Partnerships and have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each Class A Unit is exchangeable for 30 publicly traded depositary receipts (“Receipts”), which are currently listed on the NYSE Amex Exchange and are registered under Section 12(b) of the Exchange Act. The Class B Units were issued to the original general partners of the Partnership. The General Partnership Units are held by the current general partner of the Partnership, NewReal, Inc. (the “General Partner”). The Class A Units represent an 80% ownership interest, the Class B Units represent a 19% ownership interest, and the General Partnership Units represent a 1% ownership interest.

The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 25 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership’s subsidiary limited partnerships and limited liabilities companies are each referred to as a “Subsidiary Partnership” and are collectively referred to as the “Subsidiary Partnerships.”

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 43.2% and 57%, the President of Hamilton owns between 2.5 % and 4.5%, and five other management employees of Hamilton own collectively between 0% and 2.3%, respectively of Joint Ventures. The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 14 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

The long‑term goals of the Partnership are to manage, rent and improve its properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, the Partnership may sell or refinance selected properties. Proceeds from any such sales or refinancing will be used to reduce debt, reinvested in acquisitions of other properties, distributed to the partners, repurchase equity interests, or used for operating expenses or reserves, as determined by the General Partner.

Operations of the Partnership

The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 52 individuals at the Properties and 10  individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2016, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2016, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed‑ use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10‑K.

Additionally, as of February 1, 2016, the Partnership owned a 40‑50% interest in 9 residential and mixed use complexes, the Investment Properties, with a total of 788 residential units, one commercial unit, and a 50 car parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the “Properties.”

Harold Brown and, in certain cases, Ronald Brown, and officers and employees of the Hamilton Company own or have owned interests in certain of the Properties, Subsidiary Partnerships and Joint Ventures. See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

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

Unit Distributions

In February 2016, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt), payable on March 31, 2016. In 2015 the Partnership paid four quarterly distributions of an aggregate $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,785,883 in 2015. In 2014, the Partnership paid four quarterly distributions of an aggregate of $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,858,386.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase in the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner reauthorized and renewed the Repurchase Program for an additional 12‑month period ended August 19, 2009. On March 22, 2010, the General Partner re‑authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2015, the Partnership has repurchased 1,341,598 Depositary Receipts at an average price of $26.63 per receipt (or $798.90 per underlying Class A Unit), 2,885 Class B Units and 152 General Partnership Units, both at an average price of $ 877.14 per Unit, totaling approximately $38,596,000 including brokerage fees paid by the Partnership.

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

On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership allocated approximately $1,656,000 to the value of the in‑place leases and approximately $96,000 to the value of the tenant relationships. These amounts are  amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership’s cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The current mortgage is $38,500,000; interest is fixed at

4.67% for 15 years, interest only for 2 years and is amortized on a 30 year schedule for the balance of the term. This refinancing required an additional $1,846,000 in capital from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

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

During 2015, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $6,694,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at  Westgate Apartments, 62 Boylston Street, Westside Colonial, Executive Apartments, River Drive Apartments, and Hamilton Oaks at a cost of approximately $1,349,000, $697,000, $647,000, $632,000, $603,000 and $592,000 respectively. The Partnership plans to invest approximately $3,517,000 in capital improvements in 2016.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $125,000. As of December 31, 2015, the credit line had a balance of $25,000,000. The interest rate on the line of credit at December 31, 2015 is 3.875%.

On September 15, 2015, the Partnership, in connection with the purchase of the Residence at Captain Parker Apartments, used the entire line of credit, along with cash reserves, to purchase the property. (See Note 2: Rental Properties, for the details of the transaction.) In January, 2016, the Partnership obtained a mortgage on the Residences at Captain Parker. The Partnership used the proceeds from the loan and cash reserves to pay down the line of credit balance to zero. See Note 18, SUBSEQUENT EVENTS, for the details of the repayment.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $36,000 for the twelve months ended December 31, 2015.

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

The Partnership is in compliance with these covenants as of December 31, 2015.

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

Available Information

The Partnership’s website is www.thehamiltoncompany.com. On its website, the Partnership makes available, free of charge, its annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. These forms are made available as soon as reasonably practical after the Partnership electronically files or furnishes such materials to the Securities and Exchange Commission. Any shareholder may obtain copies of these documents, free of charge, by sending a request in writing to: Director of Investor Relations, New England Realty Associates Limited Partnership, 39 Brighton Avenue, Allston, MA 02134.

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

•	a lessening of demand for the multifamily and commercial units that we own;
•	competition from other available multifamily residential and commercial units and changes in market rental rates;
•	development by competitors of competing multi‑family communities;
•	increases in property and liability insurance costs;

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

Debt financing could adversely affect our performance.  The vast majority of our assets are encumbered by project specific, non‑recourse, non‑ cross‑collateralized mortgage debt. There is a risk that these properties will not have sufficient cash flow from operations for payments of required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the Partnership will either invest additional money in the property or the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities. The mortgages on our properties contain customary negative covenants, including limitations on our ability, without prior consent of the lender and other items. Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances; our lenders may be entitled to accelerate our debt obligations. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

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

Litigation may result in unfavorable outcomes.  Like many real estate operators, we may be involved in lawsuits involving premises liability claims, housing discrimination claims and alleged violations of landlord‑tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred. The Partnership does not carry directors and officer’s liability insurance.

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

We are subject to the risks associated with investments through joint ventures.  Nine of our properties are owned by joint ventures in which we do not have a direct controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co‑ venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co‑venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co‑venturer’s interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

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

We are subject to control by our directors and officers.  The directors and executive officers of the General Partner and members of their families and related entities owned approximately 35% of our depositary receipts as of December 31, 2015. Additionally, management decisions rest with our General Partner without limited partner approval.

Competition for skilled personnel could increase our labor costs.  We and our management company compete with various other companies in attracting and retaining qualified and skilled personnel who are responsible for the day‑ to‑day operations of our properties. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

We depend on our key personnel.  Our success depends to a significant degree upon the continued contribution of key members of the management company, who may be difficult to replace. The loss of services of these executives could have a material adverse effect on us. There can be no assurance that the services of such personnel will continue to be available to us. We do not hold key‑man life insurance on any of our key personnel.

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

The market value of our depositary is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our depositary receipts may trade at prices that are higher or lower than our net asset value per depositary receipt.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 40‑50% interest in nine Investment Properties. See also “Item 13. Certain Relationships and Related Transactions and Director Independence” for information concerning affiliated transactions.

Apartment Complexes

The table below lists the location of the 2,506 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2016, the principal amount outstanding under any mortgages as of December 31, 2015, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Apartment Complex	of Units	Rent Range			Vacancies	December 31, 2015	Mortgage
Battle Green LLC	48 units				—	$4,649,132	2026
34–42 Worthen Road	0 three bedroom			N/A		4.95%
Lexington, MA	24 two bedroom	$2,050	–	2,350
	24 one bedroom	$1,650	–	1,900
	0 studios			N/A
Boylston Downtown L.P.	269 units				3	$40,000,000	2028
62 Boylston Street	0 three bedroom			N/A		3.97%
Boston, MA	0 two bedroom			N/A
	53 one bedroom	$1,875	–	2,750
	216 studios	$1,325	–	2,200
Brookside Associates, LLC	44 units				—	$2,598,337	2020
5–7–10–12 Totman Road	0 three bedroom			N/A		5.81%
Woburn, MA	34 two bedroom	$1,325	–	1,650
	10 one bedroom	$1,250	–	1,400
	0 studios			N/A
Clovelly Apartments L.P.	103 units				2	$4,160,000	2023
160–170 Concord Street	0 three bedroom			N/A		5.62%
Nashua, NH	53 two bedroom	$1,000	–	1,375
	50 one bedroom	$925	–	1,050
	0 studios			N/A
Commonwealth 1137 L.P.	35 units				—	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three bedroom	$2,250	–	2,950		5.65%
Allston, MA	4 two bedroom	$2,150	–	2,200
	1 one bedroom	$1,000	–	1,000
	1 studio	$1,200	–	1,200
Commonwealth 1144 L.P.	261 units				1	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three bedroom			N/A		5.61%
Allston, MA	11 two bedroom	$1,075	–	1,850
	109 one bedroom	$1,250	–	1,775
	141 studios	$950	–	1,500
Nera Dean Street Associates, LLC	69 units				2	$5,687,000	2024
38–48 Dean Street	0 three bedroom			N/A		4.22%
Norwood, MA	66 two bedroom	$1,325	–	1,550
	3 one bedroom	$1,225	–	1,250
	0 studios			N/A
Executive Apartments L.P	72 units				3	$2,415,000	2023
545–561 Worcester Road	1 three bedroom	$1,700	–	1,700		5.59%
Framingham, MA	47 two bedroom	$1,175	–	1,525
	24 one bedroom	$1,025	–	1,350
	0 studios			N/A
Hamilton Green Apartments LLC	193 units				10	$38,500,000	2029
311–319 Lowell Street	10 three bedroom	$1,069	–	2,800		4.67%
Andover, MA	168 two bedroom	$931	–	4,607
	15 one bedroom	$1,161	–	1,875
Hamilton Oaks Associates, LLC	268 units				3	$11,925,000	2023
30–50 Oak Street Extension	0 three bedroom			N/A		5.59%
40–60 Reservoir Street	96 two bedroom	$1,375	–	1,515
Brockton, MA	159 one bedroom	$1,000	–	1,200
	13 studios	$865	–	990

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Apartment Complex	of Units	Rent Range			Vacancies	December 31, 2015	Mortgage
Highland Street Apartments L.P.	36 units				1	$1,050,000	2023
38–40 Highland Street	0 three bedroom			N/A		5.59%
Lowell, MA	24 two bedroom	$1,005	–	1,200
	10 one bedroom	$920	–	1,100
	2 studios	$950	–	950
Linhart L.P	9 units				—	$0(1)
4–34 Lincoln Street	0 three bedroom			N/A		—%
Newton, MA	0 two bedroom			N/A
	5 one bedroom	$950	–	1,435
	4 studios	$1,050	–	1,100
North Beacon 140 L.P.	65 units				—	$6,937,000	2023
140–154 North Beacon Street	10 three bedroom	$2,450	–	2,750		5.59%
Brighton, MA	54 two bedroom	$1,850	–	2,400
	1 one bedroom	$850	–	850
	0 studios			N/A
Olde English Apartments L.P.	84 units				—	$3,080,000	2023
703–718 Chelmsford Street	0 three bedroom			N/A		5.63%
Lowell, MA	47 two bedroom	$1,125	–	1,400
	30 one bedroom	$1,035	–	1,275
	7 studios	$975	–	1,100
Redwood Hills L.P.	180 units				2	$6,743,000	2023
376-382 Sunderland road	0 three bedroom			N/A		5.59%
Worcester, MA	89 two bedroom	$1,150	–	1,400
	91 one bedroom	$950	–	1,125
	0 studios			N/A
Residences at Captain Parkers LLC	94 units				4	$—
125 Worthen Road and Ryder Lane	8 three bedroom	$2,685	–	3,187		—%
Lexington, MA	48 two bedroom	$1,867	–	2,963
	38 one bedroom	$1,720	–	2,335
	0 studios			N/A
River Drive L.P.	72 units				1	$3,465,000	2023
3–17 River Drive	0 three bedroom			N/A		5.62%
Danvers, MA	60 two bedroom	$1,175	–	1,550
	5 one bedroom	$1,105	–	1,250
	7 studios	$965	–	1,200
School Street 9, LLC	184 units				6	$15,000,000	2023
9 School Street	0 three bedroom			N/A		3.76%
Framingham, MA	96 two bedroom	$1,195	–	1,700
	88 one bedroom	$950	–	1,400
	0 studios			N/A
WCB Associates, LLC	180 units				2	$7,000,000	2023
10–70 Westland Street	1 three bedroom	$1,345	–	1,345		5.66%
985–997 Pleasant Street	94 two bedroom	$1,130	–	1,425
Brockton, MA	85 one bedroom	$875	–	1,105
	0 studios			N/A
Westgate Apartments, LLC	220 units				—	$15,700,000	2023
2–20 Westgate Drive	0 three bedroom			N/A		4.65%
Woburn, MA	110 two bedroom	$1,400	–	1,750
	110 one bedroom	$935	–	1,600
	0 studios			N/A
Westgate Apartments Burlington, LLC	20 units				—	$2,500,000	2024
105–107 Westgate Drive	0 three bedroom			N/A		4.31%
Burlington, MA	12 two bedroom	$1,685	–	2,100
	8 one bedroom	$1,325	–	1,600
	0 studios			N/A

(1)	The loan for Linhart LP was paid off in February 2014.

Current free rent concessions would result in an average reduction in unit rents of less than $7 per month per unit. Free rent expense amortized in 2015 was approximately $209,000 compared to approximately $169,000 in 2014.

On July 15, 2013, Hamilton Green Apartments, LLC, a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership allocated approximately $1,656,000 to the value of the in‑place leases and approximately $96,000 to the value of the tenant relationships. These amounts are amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the like kind exchange of the Nashoba Apartments, and the balance from the Partnership’s cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The current mortgage is $38,500,000; interest is fixed at 4.67% for 15 years, interest only for 2 years and is amortized on a 30 year schedule for the balance of the term. This refinancing required an additional $1,846,000 in capital from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

On September 18, 2015, Residences at Captain Parkers LLC, a newly formed subsidiary of the Partnership, purchased the Residence at Captain Parkers, a 94 unit apartment complex located at 125 Worthen Road and Ryder Lane in Lexington, Massachusetts. The purchase price was $31,600,000 and the closing costs were approximately $49,000. From the purchase price, the Partnership allocated approximately $474,000 for in-place leases, and approximately $31,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively. To fund the purchase, the Partnership utilized the available line of credit of $25,000,000, and the balance from the Partnership’s cash reserves. .) In January, 2016, the Partnership obtained a mortgage on the Residences at Captain Parker. The Partnership used the proceeds from the loan and cash reserves to pay down the line of credit balance to zero. See Note 18, SUBSEQUENT EVENTS, for the details of the repayment.

See Note 5 to the Consolidated Financial Statements, included as part of this Form 10‑K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2016.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2015	Mortgage
Riverside Apartments	19 units				1	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$1,475	–	1,850
	5 one bedroom	$1,525	–	1,700
	2 studios	$1,225	–	1,275

Commercial Properties

BOYLSTON DOWNTOWN LP.  In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed‑use property includes 17,218 square feet of rentable commercial space. As of February 1, 2016, the commercial space was fully occupied, and the average rent per square foot was $25.89. For mortgage balance, interest rate and maturity date information see “Apartment Complexes,” above.

HAMILTON OAKS ASSOCIATES, LLC.  The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2016, the commercial space was fully occupied, and the average rent per square foot was $14.00. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $40,000 per year through November 2020. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP.  In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed‑use property includes 21,548 square feet of rentable commercial space. As of February 1, 2016, the commercial space was fully occupied, and the average rent per square foot was $24.86. The mortgage balance was paid off in February 2014.

NORTH BEACON 140 LP.  In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed‑use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2016, and the average rent per square foot as of that date was $34.75. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

STAPLES PLAZA.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 38,695 square feet of rentable commercial space. As of December 31, 2015, the mortgage had an outstanding balance $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2016 Staples Plaza was fully occupied, and the average net rent per square foot was $25.10.

HAMILTON LINEWT ASSOCIATES, LLC.  In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. The property was fully rented as of February 1, 2016 at an average rent of $36.22 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. This loan was paid off in February 2014.

HAMILTON CYPRESS LLC.  In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2016, the property was 100% occupied at an average rent of $35.43 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. This mortgage was paid off on February 25, 2013.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2016	$219,570	12,586	10	8%
2017	596,631	17,646	9	21%
2018	333,911	9,557	7	11%
2019	747,914	25,500	10	26%
2020	204,730	6,709	5	7%
2021	647,765	31,274	3	22%
2022	—	—	—	—%
2023	157,442	4,771	1	5%
2024	—	—	—	—%
2025	—	—	—	—%
Totals	$2,907,963	108,043	45	100%

Commercial rental income is accounted for using the straight line method. Thirty six percent of our commercial leases contain rent escalations which range from $0.50– $1.50 per square foot per year.

Investment Properties

See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2015	Mortgage
345 Franklin, LLC	40 Units				—	$10,000,000	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$2,475	–	3,300
	1 one bedroom	$2,500	–	2,500
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				3	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$1,450	–	2,150
	31 one bedroom	$1,300	–	1,950
	24 studios	$1,275	–	1,600
Hamilton Minuteman, LLC	42 Units				—	$5,212,864	2017
1 April Lane	0 three bedroom			N/A		5.67%
Lexington, MA	40 two bedroom	$1,625	–	2,100
	2 one bedroom	$1,750	–	1,800
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				—	$10,000,000	2025
Residential	0 three bedroom			N/A		2.18%
81–83 Essex Street	11 two bedroom	$1,925	–	2,600
Boston, Massachusetts	38 one bedroom	$1,595	–	1,950
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot					$
Commercial						—	(1)
81–83 Essex Street
Boston, Massachusetts
Hamilton 1025, LLC	48 Units				—	$4,733,318	2016
Units to be retained	0 three bedroom			N/A		5.67%
1025 Hancock Street	32 two bedroom	$1,550	–	1,800
Quincy, Massachusetts	16 one bedroom	$1,375	–	1,625
	0 studios			N/A
Hamilton Bay, LLC(A)	5 Units				2
Units held for sale	0 three bedroom			N/A
165–185 Quincy Shore Drive	0 two bedroom			N/A
Quincy, Massachusetts	7 one bedroom	$1,520	–	1,550
	0 studios			N/A
Hamilton Bay Apartments, LLC	48 Units				—	$4,504,340	2017
165–185 Quincy Shore Drive	0 three bedroom			N/A		5.57%
Quincy, Massachusetts	24 two bedroom	$1,650	–	2,100
	24 one bedroom	$1,425	–	1,675
	0 studios			N/A
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				1	$84,902,925	2019
175–185 Freeman Street,	71 three bedroom	$3,250	–	5,000		5.57%
Brookline,	227 two bedroom	$2,150	–	3,450
Massachusetts	111 one bedroom	$1,850	–	2,650
	0 studios

Current free rent concessions would result in an average reduction in unit rents of less than $8.53 per month per unit. Free rent amortized in 2015 was approximately $81,000, compared to $115,000 in 2014.

(A)	Represents unsold units at February 1, 2016.

 (1)    The loan of Essex Development was paid off in September, 2015.

345 FRANKLIN, LLC.  In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40‑unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2015, the balance of this mortgage is approximately $10,000,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC.  In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

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

HAMILTON MINUTEMAN, LLC.  In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10‑year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2015, the balance on this mortgage is approximately $5,213,000. This investment is referred to as Hamilton Minuteman, LLC.

             HAMILTON ESSEX 81, LLC.  On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50‑car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

HAMILTON 1025, LLC.  On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Partnership obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. At December 31, 2015, the mortgage balance is approximately $4,733,000. This investment is referred to as Hamilton 1025, LLC.

HAMILTON BAY, LLC.  On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership planned to sell 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Partnership refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of December 31, 2015, the balance of the mortgage is approximately $4,504,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced the remaining 20 units held for sale and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2015, 2 units were sold resulting in a gain of approximately $169,000. As of February 1, 2016,  5 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

HAMILTON PARK TOWERS, LLC.  On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $84,903,000 at December 31, 2015. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The loan was paid in full in April 2012. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Each Class A Unit is exchangeable, through Computershare Trust Company (“Computershare”) (formerly Equiserve LP), the Partnership’s Depositary Agent, for 30 Depositary Receipts (“Receipts”). The Receipts are listed and publicly traded on the NYSE MKT Exchange under the symbol “NEN.” There has never been an established trading market for the Class B Units or General Partnership Units.

In 2015, the high and low bid quotations for the Receipts were $51.75 and $46.00 respectively. The table below sets forth the high, low and closing price for each quarter of 2015 and 2014 and the distributions paid on the Partnership’s Depositary Receipts:

Effective January 3, 2012, the Partnership authorized a 3‑for‑1 forward split of its Depositary Receipts listed on the NYSE MKT and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10‑to‑1 to 30‑to‑1, such that each Depositary Receipt represents one‑thirtieth (1/30) of a Class A Unit of the Partnership.

All references to Depositary Receipts in the report are reflective of the 3‑for‑1 forward split.

	2015				2014
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$46.61	$49.90	$49.40	$0.25	$43.12	$46.45	$45.50	$0.25
Second Quarter	$47.42	$50.24	$50.00	$0.25	$44.26	$51.88	$49.14	$0.25
Third Quarter	$46.00	$50.24	$47.55	$0.25	$46.50	$50.00	$47.30	$0.25
Fourth Quarter	$47.98	$51.75	$50.75	$0.25	$45.02	$50.24	$48.75	$0.25

Distribution to Limited & General Partners were:

	2015	2014
Class A—Limited Partners (80%)	$3,028,706	$3,086,709
Class B—Limited Partners (19%)	719,318	733,093
Class C—General Partner (1%)	37,859	38,584
Total	$3,785,883	$3,858,386

On March 10, 2016, the closing price on the NYSE MKT Exchange for a Depositary Receipt was $54.05. There were 2,888,151 Depositary Receipts outstanding and 3,667 Units (representing 110,010 receipts) held by approximately 1,852 record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $30.00 per Unit ($1.00 per Receipt) in 2015 and 2014, respectively. The total distribution was $3,785,883 in 2015 and $3,858,386 in 2014. In February 2016, the Partnership declared a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2016.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner reauthorized and renewed the Repurchase Program for an additional 12‑month period ended August 19, 2009. On March 22, 2010, the General Partner re‑authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2015, the Partnership has repurchased 1,341,598 Depositary Receipts at an average price of $26.63 per receipt (or $798.90 per underlying Class A Unit), 2,885 Class B Units and

152 General Partnership Units, both at an average price of $ 877.14 per Unit, totaling approximately $38,596,000 including brokerage fees paid by the Partnership.

Issuer Purchase of Equity Securities during the fourth quarter of 2015:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2015	$49.49	9,916	662,931
November 1–30, 2015	$50.29	3,333	659,598
December 1–31, 2015	$50.96	1,196	658,402
Total		14,445

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among New England Realty Assoc. L.P., the NYSE MKT Composite Index,
and the FTSE NAREIT All REITs Index

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
New England Realty Assoc. L.P.
- NYSE MKT Composite
FTSE NAREIT All REITs

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of Regulation S‑K.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
INCOME STATEMENT INFORMATION(a)
Revenues	$45,480,714	$42,632,319	$38,364,552	$35,169,170	$33,584,787
Expenses	32,769,026	31,729,726	27,233,135	22,389,427	22,339,029
Income before other income and discontinued operations	12,711,688	10,902,593	11,131,417	12,779,743	11,245,758
Other (Loss)	(8,939,123)	(9,877,743)	(9,173,918)	(9,179,293)	(9,767,889)
Income before discontinued operations	3,772,565	1,024,850	1,957,499	3,600,450	1,477,869
Discontinued operations	—	—	3,697,886	33,348	7,720,459
Net Income	$3,772,565	$1,024,850	$5,655,385	$3,633,798	$9,291,281
Income before discontinued operations per Unit	$29.86	$7.96	$15.07	$27.44	$11.24
Discontinued operations per Unit	—	—	28.48	0.25	59.42
Net income per Unit	$29.86	$7.96	$43.55	$27.69	$70.66
Distributions to Partners per Unit	$30.00	$30.00	$30.00	$30.00	$28.00
Net income per Depositary Receipt	$1.00	$0.27	$1.45	$0.92	$2.36
Distributions to Partners per Depositary Receipt	$1.00	$1.00	$1.00	$1.00	$0.93
BALANCE SHEET INFORMATION
Real Estate, gross	261,276,898	225,021,946	221,454,286	158,624,893	159,123,799
Real Estate, net	176,697,314	149,116,084	152,904,661	94,973,600	98,924,534
Total Assets	202,166,216	177,777,073	185,345,157	121,538,490	125,376,764
Total Debt Outstanding	220,939,469	196,071,540	198,520,478	138,055,522	140,830,212
Partners’ Capital	(30,810,953)	(27,367,782)	(21,848,563)	(22,515,678)	(21,310,852)

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of property available for rental at each December 31,

	Year Ended December 31,
	2015	2014	2013	2012	2011
Residential
Units	2,525	2,431	2,431	2,270	2,270
Vacancies	41	53	39	39	32
Vacancy rate	1.6%	2.2%	1.6%	1.7%	1.4%
Commercial
Total square feet	108,043	108,043	108,043	108,043	108,043
Vacancy (in square feet)	—	—	1,062	5,500	—
Vacancy rate	—%	—%	1.0%	5.1%	—%

See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

(a)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2016 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

•	Market interest rates could adversely affect market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.
•	Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after‑tax value of future distributions.
•

The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly‑ performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

•	Risk associated with the use of debt to fund acquisitions and developments.
•	Competition for acquisitions may result in increased prices for properties.
•	Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.
•	Ongoing compliance with Sarbanes‑Oxley Act of 2002 may require additional personnel or systems changes.

The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures made by the Partnership prior to the date hereof or the effectiveness of said Act. The Partnership expressly disclaims any obligation to publicly update or revise any forward‑looking statement, whether as a result of new information, future events or otherwise.

Since the Partnership’s long‑term goals include the acquisition of additional properties, a portion of the proceeds from the refinancing and sale of properties is reserved for this purpose. If available acquisitions do not meet the Partnership’s investment criteria, the Partnership may purchase additional depositary receipts. The Partnership will consider refinancing existing properties if the Partnership’s cash reserves are insufficient to repay existing mortgages or if the Partnership needs additional funds for future acquisitions.

For the year ended December 31, 2015, the Partnership’s Core Portfolio and Joint Ventures experienced high occupancy and revenue gains as anticipated. The year ended with a 5.1% increase in same store revenue and an occupancy rate of greater than 98%. Management had anticipated some downward pressure on rental rates. However,the  fourth quarter same store revenue increases of 6.9% and higher occupancy than the same time last year puts the rental rate headwinds further into 2016. With Same Store revenue growing at over 5% for 2015 and Operating Expenses

(excluding depreciation and amortization) growing at less than 3.0%, despite the anomaly of a record winter season, Management believes similar results will continue throughout all of 2016. Management anticipates both the urban and suburban portfolio’s occupancy level to pace  last year’s occupancy levels throughout the year.  Based upon current renewal trends and fourth quarter leasing activity and operating expense trends, the Partnership and Joint Ventures will outperform 2015.  While the distributions for 2015 were tax advantaged, it is unclear at the present time if the current distributions to partners will be tax advantaged for 2016.

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

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $125,000. See Note 5 – Mortgage Notes Payable-for additional information.

On September 18, 2015, the Partnership, in connection with the purchase of the Residence at Captain Parker Apartments, used the entire line of credit, along with cash reserve, to purchase the property. (See Note 2: Rental Properties, for the details of the transaction.) In January, 2016, the Partnership obtained a mortgage loan on the property at Captain Parker and used the proceeds of the loan and cash reserves to paydown the line of credit to zero. See Note 18 – SUBSEQUENT EVENTS.

For 2015, Management has used existing cash reserves to purchase 54,682 Depository Receipts for a cost of $2,752,393.  In March of 2015, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program from 2015 to 2020 and increased the depositary receipt buy‑back allocation from 1.5 million to 2 million receipts. Management believes that the $25,000,000 line of credit, net cash flow from operations and cash on hand have put the Partnership in position to capitalize on investment opportunities should they reveal themselves in the near future. Management will continue to repurchase shares per its trading plan. As always, Management continues to weigh investment alternatives of stock repurchase, new property acquisitions and dispositions when considering its cash balances and performance of the portfolio.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,352,427 Depositary Receipts through March 10, 2016 representing 31% of the outstanding class A Depositary Receipts. The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full‑service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 37% of the total properties and 38% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At March 10, 2016, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 42% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. In 2015, tenant renewals were approximately 65% with an average rental increase of approximately 4.5%, new leases accounted for approximately 35% with rental rate increases of approximately 5.5%. In 2015, leasing commissions were approximately $249,000 compared to approximately $236,000 in 2014, an increase of approximately $13,000 (5.5%) from 2014. Tenant concessions were approximately $65,000 in 2015 compared to approximately $51,000 in 2014, an increase of approximately $14,000 (27.5%). Tenant improvements were approximately $3,617,000 in 2015 compared to approximately $3,198,000 in 2014, an increase of approximately $419,000 (13.1%).

Hamilton accounted for approximately 6.3% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2015 and 5.6% in the year ended December 31, 2014. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long‑term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 74.9% and 72.4% of the legal services paid for by the Partnership during the years ended December 31, 2015 and 2014, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as‑needed basis. In 2015, Hamilton provided the Partnership approximately $202,000 in construction and architectural services, compared to $151,000 for the year ended December 31, 2014.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2015, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Revenue Recognition:  Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight‑line basis over the term of the lease. Concessions made on residential leases are also accounted for on the straight‑line basis.

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

Rental Properties:  Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight‑line and accelerated methods over their estimated useful lives. Upon acquisition of rental property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in‑place leases and (iii) tenant relationships. The Partnership allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Intangible assets acquired include amounts for in‑place lease values above and below market leases and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in‑place lease values include an estimate of carrying costs during hypothetical expected lease‑up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease‑up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in‑ place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of the value is prepared. The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write‑down to fair value is required.

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss for the years ended December 31, 2015, 2014, and 2013.

Investments in Joint Ventures:  The Partnership accounts for its 40%‑50% ownership in the Investment Properties under the equity method of accounting, as it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investments in Joint Ventures, and subsequently adjusted for the Partnership’s share in earnings, cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss from the Partnership is included on the consolidated statements of income. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2015 and December 31, 2014

The Partnership and its Subsidiary Partnerships earned income before interest expense, loss from investments in unconsolidated joint ventures and other income and loss of approximately $12,712,000  during the year ended December 31, 2015, compared to approximately $10,903,000  for the year ended December 31, 2014, an increase of approximately $1,809,000 (16.6%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2016	February 1, 2015
Residential
Units	2,525	2,431
Vacancies	41	53
Vacancy rate	1.6%	2.2%
Commercial
Total square feet	108,043	108,043
Vacancy	0	0
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2015		2014
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$45,075	$45,075	$42,206	$42,206
Residential percentage	92%	92%	92%	92%
Commercial percentage	8%	8%	8%	8%
Contingent rentals	$683	$683	$658	$658

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:

	Year Ended December 31,		Dollar	Percent
	2015	2014	Change	Change
Revenues
Rental income	$45,074,655	$42,205,644	$2,869,011	6.8%
Laundry and sundry income	406,059	426,675	(20,616)	(4.8)%
	45,480,714	42,632,319	2,848,395	6.7%
Expenses
Administrative	2,096,290	2,206,483	(110,193)	(5.0)%
Depreciation and amortization	10,733,773	10,551,527	182,246	1.7%
Management fee	1,869,977	1,744,849	125,128	7.2%
Operating	4,939,662	4,668,196	271,466	5.8%
Renting	487,225	430,949	56,276	13.1%
Repairs and maintenance	6,998,592	6,608,290	390,302	5.9%
Taxes and insurance	5,643,507	5,519,432	124,075	2.2%
	32,769,026	31,729,726	1,039,300	3.3%
Income Before Other Income (Expense)	12,711,688	10,902,593	1,809,095	16.6%
Other Income (Expense)
Interest income	1,596	754	842	111.7%
Interest expense	(9,809,293)	(9,553,200)	(256,093)	2.7%
Income (Loss) from investments in unconsolidated joint ventures	868,574	(325,297)	1,193,871	(367.0)%
	(8,939,123)	(9,877,743)	938,620	(9.5)%
Net Income	$3,772,565	$1,024,850	$2,747,715	268.1%

Rental income from continuing operations for the year ended December 31, 2015 was approximately $45,075,000, compared to approximately $42,206,000 for the year ended December 31, 2014, an increase of approximately $2,869,000 (6.8%). The two main factors which can be attributed to this increase are as follows; rental income in 2015 at Captain Parker is for approximately three and one half months versus no rental income  in 2014, resulting in an increase of approximately $677,000 and rental rate increases of approximately 5.2% in 2015. The Partnership Properties with the most significant increases in rental income, excluding Captain Parker, include 62 Boylston Street, 1144 Commonwealth Street, Westgate Apartments,  Hamilton Oaks, 9 School Street and Westside Colonial with increases of approximately $286,000, $263,000, $216,000, $162,000, $137,000 and $124,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the year ended December 31, 2015 were approximately $32,769,000 compared to approximately $31,730,000 for the year ended December 31, 2014, an increase of approximately $1,039,000 (3.3%). The most significant factor contributing to this increase was the  operating expenses for Captain Parker for three and one half months in 2015 versus no operating expenses in 2014, an increase of approximately $752,000. Excluding Captain Parker, factors which contributed to the increase in operating expenses were an increase in repairs and maintenance expenses of approximately $345,000 (5.2%) due to repairs at the properties to maintain occupancy; an increase in operating expenses of approximately $219,000 (4.7%) due primarily to an increase in snow removal costs; and an increase in management fees of approximately $99,000 (5.7%) due to an increase in rental income ,  partially offset by a decrease in depreciation and amortization expense of approximately $343,000 (3.2%) primarily due to the full amortization of in-place leases at Hamilton Green in 2014,  and a decrease in administrative expense of approximately $122,000 (5.5%) due to a decrease in professional fees.

Interest expense for the year ended December 31, 2015 was approximately $9,809,000 compared to approximately $9,553,000 for the year ended December 31, 2014, an increase of approximately $256,000 (2.7%). This was primarily due to the Partnership utilizing the line of credit to fund the purchase of the Residence at Captain Parker apartments, partially offset by paying off two mortgages of Linhart and Linewt during 2014.

At December 31, 2015, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $869,000 for the year ended December 31, 2015, compared to a net loss of approximately $325,000 for the year ended December 31, 2014, an increase in income of approximately $1,194,000 (367.0%). This increase is consistent with the continued strength in the rental real estate market including an approximate 3.9% increase in revenue. The increase is also due to the decrease in depreciation and amortization expense resulting from a portion of the fixed assets of Hamilton Park Tower becoming fully depreciated in 2014. Included in the income for the year ended December 31, 2015 is depreciation and amortization expense of approximately $ 2,676,000. The allocable income for the year ended December 31, 2015 associated with the October 2009 investment in Dexter Park is approximately $673,000 of which approximately $1,311,000 is depreciation and amortization.

Interest income for the year ended December 31, 2015 was approximately $1,600 compared to approximately $800 for the year ended December 31, 2014, an increase of approximately $800.

As a result of the changes discussed above, net income for the year ended December 31, 2015 was approximately $3,773,000 compared to income of approximately $1,025,000 for the year ended December 31, 2014, an increase in income of approximately $2,748,000.

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

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2015	February 1, 2014
Residential
Units	2,431	2,431
Vacancies	53	39
Vacancy rate	2.2%	1.6%
Commercial
Total square feet	108,043	108,043
Vacancy	0	1,062
Vacancy rate	0.0%	1.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2014		2013
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$42,206	$42,206	$38,156	$37,962
Residential percentage	92%	92%	92%	92%
Commercial percentage	8%	8%	8%	8%
Contingent rentals	$658	$658	$670	$670

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:

	Year Ended December 31,		Dollar	Percent
	2014	2013	Change	Change
Revenues
Rental income	$42,205,644	$37,961,599	$4,244,045	11.2%
Laundry and sundry income	426,675	402,953	23,722	5.9%
	42,632,319	38,364,552	4,267,767	11.1%
Expenses
Administrative	2,206,483	2,116,527	89,956	4.3%
Depreciation and amortization	10,551,527	8,377,902	2,173,625	25.9%
Management fee	1,744,849	1,570,158	174,691	11.1%
Operating	4,668,196	4,201,928	466,268	11.1%
Renting	430,949	202,787	228,162	112.5%
Repairs and maintenance	6,608,290	5,815,264	793,026	13.6%
Taxes and insurance	5,519,432	4,948,569	570,863	11.5%
	31,729,726	27,233,135	4,496,591	16.5%
Income Before Other Income ( Expense) and Discontinued Operations	10,902,593	11,131,417	(228,824)	(2.1)%
Other Income (Expense)
Interest income	754	1,118	(364)	(32.6)%
Interest (expense)	(9,553,200)	(8,013,109)	(1,540,091)	19.2%
Other Income	—	4,950	(4,950)	(100.0)
(Loss) from investments in unconsolidated joint ventures	(325,297)	(1,166,877)	841,580	(72.1)%
	(9,877,743)	(9,173,918)	(703,825)	7.7%
Income From Continuing Operations	1,024,850	1,957,499	(932,649)	(47.6)%
Discontinued Operations
Income from discontinued operations	—	19,047	(19,047)	(100.0)%
Gain on sale of real estate from discontinued operations	—	3,678,839	(3,678,839)	(100.0)
	—	3,697,886	(3,697,886)	(100.0)%
Net Income	$1,024,850	$5,655,385	$(4,630,535)	(81.9)%

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

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $325,000 for the year ended December 31, 2014, compared to a net loss of approximately $1,167,000 for the year ended December 31, 2013, a decrease in the loss of approximately $842,000 (72.2%). This decrease in loss is consistent with the continued strength in the rental real estate market including an approximate 5.5% increase in revenue. Included in the loss for the year ended December 31, 2014 is depreciation and amortization expense of approximately $3,516,000. The allocable loss for the year ended December 31, 2014 associated with the October 2009 investment in Dexter Park is approximately $468,000 of which approximately $2,162,000 is depreciation and amortization.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2015 and 2014 was the collection of rents and proceeds on the sale and refinancing of real estate. The majority of cash and cash equivalents of $10,298,186 at December 31, 2015 and $14,015,898 at December 31, 2014 were held in interest bearing accounts at creditworthy financial institutions.

This decrease in cash of $ 3,717,712 at December 31, 2015 is summarized as follows:

	Year Ended December 31,
	2015	2014
Cash provided by operating activities	$13,806,121	$11,840,634
Cash (used in) investing activities	(10,175,926)	(2,539,791)
Cash (used in) financing activities	(132,071)	(2,754,356)
Repurchase of Depositary Receipts, Class B and General Partner Units	(3,429,953)	(2,685,583)
Distributions paid	(3,785,883)	(3,858,386)
Net (decrease) increase in cash and cash equivalents	$(3,717,712)	$2,518

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The increase in cash used in investing activities is due to an increase in the improvements to rental properties in 2015 compared to the same period in 2014, and the purchase of the Residence at Captain Parker. The change in cash used in financing activities is primarily due to the paid off of two mortgage notes payable in 2014. In 2015, the Partnership purchased a total of 54,682 Class A Depositary Receipts, 433 Class B Units and 23 General Partnership Units for a total cost of $3,429,953.

During 2015, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $6,694,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at  Westgate Apartments, 62 Boylston Street, Westside Colonial, Executive Apartments, River Drive Apartments, and Hamilton Oaks  at a cost of approximately $1,349,000, $697,000, $647,000, $632,000, $603,000 and $592,000 respectively. The Partnership plans to invest approximately $3,517,000 in capital improvements in 2016.

During the year ended December 31, 2015, the Partnership received distributions of approximately $3,863,000 from the investment properties of which $1,450,000 was from Dexter Park.

In 2015 the Partnership paid four quarterly distributions of $7.50 per Unit ($0.25 per receipt) for a total payment of $3,785,883 in 2015. In 2014, the Partnership paid four quarterly distributions of an aggregate of $7.50 per Unit ($0.25 per receipt) for a total payment of $3,858,386. In 2016, the Partnership approved a quarterly distribution of $7.50 per Unit ($0.25 per Receipt) payable on March 31, 2016.

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

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5% to 3.5%. The costs associated with the line of credit were approximately $125,000. The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay dividends, make distributions or acquire equity interests of the Partnership.To fund the purchase of Captain Parker Apartments, the Partnership utilized the available line of credit of $25,000,000, and the balance from the Partnership’s cash reserves. In January 2016, the Partnership paid back the line of credit. See Note 18, SUBSEQUENT EVENTS, for the details.

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

Off‑Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2015, the Partnership had a 40%‑50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness except Hamilton Bay Sales and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2015, our proportionate share of the non‑recourse debt related to these investments was approximately $59,636,000. See Note 14 to the Consolidated Financial Statements.

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

As of December 31, 2015, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $332,193,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $35,000,000 as of December 31, 2015 ranged from LIBOR plus 218 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $300,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of December 31, 2015 would be approximately $19 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F‑1 through F‑3 of this Form 10‑K and are indexed herein under Item 15(a)(1).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our General Partner as of the end of the period covered by this annual report on Form 10‑K. The CEO and CFO have concluded, based on their reviews, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a‑15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) and 15‑15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2015.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2015.

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

On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of July 1, 2014, the Audit Committee consisted of Guilliaem Aertsen, David Aloise, and Eunice Harps. The Board of Directors of the General Partner has determined that Guilliaem Aertsen is an audit committee financial expert, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S‑K.

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	80

Co‑General Partner since the Partnerships formation in 1977. Associate, Hamilton Realty Company (since 1967); President, Treasurer, Clerk and Director of R. Brown Partners Inc. (since 1985), a real estate management company; Member, Greater Boston Real Estate Board (since 1981); Director, Brookline Chamber of Commerce (since 1978); Trustee of Reservations (since 1988); Director, Brookline Music School (1997‑2004); President, Brookline Chamber of Commerce (1990‑1992); Director, Coolidge Corner Theater Foundation (1990‑1993); President, Brookline Property Owner’s Association (1981‑1990); Trustee, Brookline Hospital (1982‑1989); Director, Brookline Symphony Orchestra (1996‑2002); Director and Treasurer, Brookline Greenspace Alliance (since 1999). Mr. Brown is a graduate of Northeastern University earning a B.A. degree in Mechanical Engineering and an M.S. degree in Engineering Management. Based on Mr. Brown’s ownership interest in the Partnership, ownership interest in the Partnership’s General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
Harold Brown, Treasurer and Director (since 1984)	91

Co‑General Partner since the Partnerships formation in 1977. Sole proprietor, The Hamilton Company, Inc., manager and developer of residential and commercial real estate (since 1954); Trustee, Treasurer and Director of Wedgestone Realty Investors Trust (1982‑1985); Chairman of the Board and principal stockholder of the Wedgestone Advisory Corporation (1980‑1985); Director of AFC Financial Corp. (1983‑1985); Director, Coolidge Bank and Trust (1980‑1983). Mr. Brown is a graduate of the Massachusetts Institute of Technology. Based on Mr. Brown’s ownership interest in the Partnership, ownership interest in the Partnership’s General Partner, years of experience in the real estate industry and as a long standing member of the Board of Directors of the General Partner, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Guilliaem Aertsen, IV, Director (since 2002)	68

Director and Chairman of the Partnership’s Audit Committee. Chief Executive Officer, Aertsen Ventures LLC (since 1999) a private venture capital firm focused on early stage companies engaged in technology, real estate and distressed financial assets; Director and CFO of CineCast LLC (2000‑2012); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997) a partnership of corporate investors, housing sponsors and public agencies engaged in the financing of affordable housing and community development projects in Massachusetts and New England; Chairman of the Board of Trustees of the Old South Church (1992‑2002); Executive Vice President and member of the senior management group of BankBoston Corporation (1996‑ 1998); Executive and management assignments including corporate lending, real estate, capital markets, venture capital and asset management Bank Boston Corporation (1973‑1998). Mr. Aertsen is a graduate of Harvard University. Based on Mr. Aertsen’s familiarity with the Partnership as a member of the Board of Directors and as Chairman of the Audit Committee, his experience as a director with several other companies and his banking, management and financial expertise, the Board of Directors concluded that Mr. Aertsen has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

David Aloise, Director (since 2007)	61

Director and member of the Partnership’s Audit Committee. Founder and principal of Aloise & Associates, LLC (since 2000) a consulting firm that provides advisory, training and credit risk management services; BankBoston Corporation (1979‑2000) Director of Commercial Loan Workout, Managing Director Small Business Banking, Vice President Restructured Real Estate, Vice President C & I Loan Workout; Board of Trustees New England Banking Institute; Advisory Board Member Wells Fargo Retail Finance, LLC; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group; Member of the Turnaround Management Association. Mr. Aloise is a graduate of Boston College and the National Commercial Lending Graduate School, University of Oklahoma. Based on Mr. Aloise’s experience in banking, credit markets, small business management and business turnarounds, the Board of Directors concluded that Mr. Aloise has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
Eunice Harps, Director (since 2014)	66

Director and member of the Partnership’s Audit Committee. Director of Credit Massachusetts Housing Investment Corporation (since 1999) a private financier of affordable housing and community development throughout Massachusetts; BankBoston Corporation (1984‑1998) Vice President Senior Manager, Capital Markets Credit, Vice President, Troubled Debt Restructuring Team; Steering Committee NEWIRE (1993‑1995), Board of Directors Chair YW Boston; Board Member of Nuestra Comunidad Development Corporation (Since 2015). Ms. Harps is a graduate of Boston University earning a B.A. and M.B.A. degrees. Based on Ms. Harps’ experience in banking, credit review and affordable housing, the Board of Directors concluded that Ms. Harps has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership’s directors, executive officers, and persons who own more than 10% of a registered class of the Partnership’s equity securities to file with the Securities and Exchange Commission reports of ownership changes and changes in ownership of the Partnership. Officers, directors and greater‑than‑10% shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a‑3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, all of the following persons—either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act— filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

CODE OF ETHICS

The Partnership, its General Partner and Hamilton, the Partnership’s management company, have adopted a Code of Business Conduct and Ethics, which constitutes a “Code of Ethics” as defined by the SEC and applies to executive officers as well as to all other employees. A copy of the Code of Business Conduct and Ethics is available in the “NERA” section of the management company’s website at www.thehamiltoncompany.com. To the extent required by the rules of the SEC, the Partnership and its related entities will disclose amendments to and waivers from the Code of Business Conduct and Ethics in the same place on the aforementioned website.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of NewReal Inc. (NewReal), which is the General Partner of New England Realty Associates Limited Partnership (“NERA” or the “Partnership”), is currently comprised of Guilliaem Aertsen, IV, David Aloise, and Eunice Harps, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter.

The Partnership’s management, which consists of NERA’s General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2015 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2015 be included in the Partnership’s annual report on form 10‑K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise
Eunice Harps

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2015. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company (“Hamilton”) to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2015 was approximately $1,870,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $75,000 in 2015. The Partnership does not have a written agreement with this individual.

In 2015, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $994,000 inclusive of construction supervision and architectural fees of approximately $202,000, repairs and maintenance service fees of approximately $443,000, legal fees of approximately $224,000 and $125,000 for accounting services. The administrative fees included $24,000 that was paid by the Partnership to Ronald Brown for construction supervision services.

Additionally, the Hamilton Company received approximately $840,000 from the 40‑50% owned Investment Properties of which approximately $677,000 was the management fee, approximately $23,000 was for construction supervision and architectural fees, approximately $95,000 was for maintenance services, and  $45,000 for legal services. The Advisory Committee held five meetings during 2015, and a total of $26,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2015 and a total of $12,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2015 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related‑person transaction under Item 404 of Regulation S‑K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2016, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2016, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,890,264 Depositary Receipts had been issued to approximately 1,852 holders. As of March 1, 2016, there were issued and outstanding 3,673 Class A Units (not including the Depositary Receipts) held by 174 unit holders, 23,821 Class B Units and 1,254 General Partnership Units held by the persons listed below. During 2015,  168 Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2015 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Harold Brown		(1)(2)		(1)(2)	17,866	(3)	75	%(3)		(4)	100	%(4)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust		(2)		(2)	—		—		—		—
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	2,929	(5)	2.92	%(5)	5,955		25%			(4)	100	%(4)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Guilliaem Aertsen	—		—		—		—		—		—
175 West Brookline Street
Boston, MA 02118
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Eunice Harps	—		—		—		—		—		—
5 Holyoke Street #1
Boston, MA 02116
NewReal, Inc.	333		0.33%		—		—		1,254		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	25,777	(6)	25.70	%(6)	23,821	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,635	(8)	6.61	%(8)	—		—		—		—
50 Udine Street
Arlington, MA 02476
Harold Brown 2009 Irrevocable Trust	9,417	(9)	9.39	%(9)	—		—		—		—
39 Brighton Avenue
Alston, MA 02134

(1)

As of December 31, 2015,   507,849 Depositary Receipts are held of record by the HBC Holdings, LLC (HBC). Harold Brown is the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 16,928  Class A Units (approximately 16.88% of the outstanding Class A Units).

(2)

As of December 31, 2015, Harold Brown directly owns 167,600 Depositary Receipts beneficially owned by his spouse. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Harold Brown may be deemed to directly beneficially own approximately 5,587 Class A Units (approximately 5.57 % of the outstanding Class A Units).

(3)

Consists of Class B Units held by HBC Holdings, LLC. See Note (1) above. Harold Brown, as Manager, has voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the  Class B Units held by the LLC.

(4)

Since Harold Brown and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all  of the General Partnership Units held of record by NewReal, Inc.

(5)

Consists of 87,860 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,929 Class A Units.

(6)	Consists of the Class A Units described in Notes (1), (2) and (4) above, plus New Real, Inc. and Ronald Brown, as indicated in the table.
(7)	Includes the Class B Units described in Note (2) above.
(8)

Consists of 199,040 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,635 Class A Units.

(9)

Consists of 282,500 Depositary Receipts held by the Harold Brown 2009 Irrevocable Trust. Harold Brown is not a beneficiary of the Trust and he does not have a pecuniary interest. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trust may be deemed to beneficially own approximately  9,417 Class A Units

On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5‑1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed “insiders” of the Partnership to adopt individual plans for trading the Partnership’s securities (“Trading Plans”), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown. The trading plan has been amended and restated several times, the most recent being on November 14, 2012. Mr. Brown amended and restated the Trading Plan extending the date through which Depositary Receipts may be purchased through September 30, 2016 for up to 600,000 Depositary Receipts at prices up to $45.00.

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

The Partnership’s written policy with respect to the review and approval of related party transactions is governed by the Partnership Agreement which assigns the Advisory Committee with the responsibility to approve or reject all proposed acquisitions and investments with or from the General Partner or an Affiliate. Related Parties are

identified by the Officers of the management company and material transactions are reported to and reviewed by the Audit Committee on a quarterly basis.

The Partnership invested approximately $34,049,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has a 40%‑ 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 57% and the President and five employees of the management company own between 0% and 6.8% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2015 and has reported on the 2015 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Audit Fees
Recurring annual audits and quarterly reviews	$276,000	$276,000
Subtotal	276,000	276,000
Other Audit Related Fees	—	—
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	92,000	84,000
Subtotal	92,000	84,000
Other Fees	—	—
Total Fees	$368,000	$360,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre‑approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non‑audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non‑audit services performed by Miller Wachman during fiscal 2015 and 2014 were pre‑approved pursuant to the procedures outlined above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:

The following Financial Statements are included in this Form 10‑ K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Income for the Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)Exhibits:

The exhibits filed as part of this Annual Report on Form 10‑K are listed in the Exhibit Index included herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

New England Realty Associates Limited Partnership

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (“the Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the years in the three‑year period ended December 31, 2015. We also have audited New England Realty Associates Limited Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, New England Realty Associates Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Miller Wachman LLP
Boston, Massachusetts March 11, 2016

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Rental Properties	$176,697,314	$149,116,084
Cash and Cash Equivalents	10,298,186	14,015,898
Rents Receivable	433,744	474,225
Insurance Recovery Receivable	345,645	—
Real Estate Tax Escrows	370,981	340,341
Prepaid Expenses and Other Assets	4,685,339	3,287,005
Investments in Unconsolidated Joint Ventures	7,819,162	8,807,868
Financing Fees	1,515,845	1,735,652
Total Assets	$202,166,216	$177,777,073
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	195,939,469	196,071,540
Notes Payable	25,000,000	—
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,288,090	1,425,369
Accounts Payable and Accrued Expenses	4,640,767	3,099,117
Advance Rental Payments and Security Deposits	5,108,843	4,548,729
Total Liabilities	232,977,169	205,144,755
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 125,374 and 127,653 units outstanding in 2015 and 2014 respectively	(30,810,953)	(27,367,682)
Total Liabilities and Partners’ Capital	$202,166,216	$177,777,073

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental income	$45,074,655	$42,205,644	$37,961,599
Laundry and sundry income	406,059	426,675	402,953
	45,480,714	42,632,319	38,364,552
Expenses
Administrative	2,096,290	2,206,483	2,116,527
Depreciation and amortization	10,733,773	10,551,527	8,377,902
Management fee	1,869,977	1,744,849	1,570,158
Operating	4,939,662	4,668,196	4,201,928
Renting	487,225	430,949	202,787
Repairs and maintenance	6,998,592	6,608,290	5,815,264
Taxes and insurance	5,643,507	5,519,432	4,948,569
	32,769,026	31,729,726	27,233,135
Income Before Other Income (Expense) and Discontinued Operations	12,711,688	10,902,593	11,131,417
Other Income (Expense)
Interest income	1,596	754	1,118
Interest expense	(9,809,293)	(9,553,200)	(8,013,109)
Income (Loss) from investments in unconsolidated joint ventures	868,574	(325,297)	(1,166,877)
Other Income	—	—	4,950
	(8,939,123)	(9,877,743)	(9,173,918)
Income from Continuing Operations	3,772,565	1,024,850	1,957,499
Discontinued Operations
Income from discontinued operations	—	—	19,047
Gain on the sale of real estate	—	—	3,678,839
	—	—	3,697,886
Net Income	$3,772,565	$1,024,850	$5,655,385

Income per Unit
Income before discontinued operations	$29.86	$7.96	$15.07
Income from discontinued operations	—	—	28.48
Net Income per Unit	$29.86	$7.96	$43.55
Weighted Average Number of Units Outstanding	126,361	128,735	129,868

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partners’ Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2013	144,180	34,243	1,802	180,225	49,781	130,444	$(18,017,082)	$(4,273,666)	$(224,929)	$(22,515,677)
Distribution to Partners	—	—	—	—	—	—	(3,114,930)	(739,796)	(38,936)	(3,893,662)
Stock Buyback	—	—	—	—	957	(957)	(877,623)	(206,137)	(10,849)	(1,094,609)
Net Income	—	—	—	—	—	—	4,524,308	1,074,523	56,554	5,655,385
Balance December 31 , 2013	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(3,086,709)	(733,093)	(38,584)	(3,858,386)
Stock Buyback	—	—	—	—	1,834	(1,834)	(2,158,332)	(500,888)	(26,363)	(2,685,583)
Net Income	—	—	—	—	—	—	819,880	194,722	10,248	1,024,850
Balance December 31 , 2014	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(3,028,706)	(719,318)	(37,859)	(3,785,883)
Stock Buyback	—	—	—	—	2,279	(2,279)	(2,752,393)	(643,682)	(33,878)	(3,429,953)
Net Income	—	—	—	—	—	—	3,018,052	716,787	37,726	3,772,565
Balance December 31, 2015	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$3,772,565	$1,024,850	$5,655,385
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,733,773	10,551,527	8,377,902
(Income) Loss from investments in joint ventures	(868,574)	325,297	1,166,877
Gain on sale of equipment	—	—	(3,500)
Depreciation and amortization - discontinued operations	—	—	2,111
Gain on sale of rental property	—	—	(3,678,839)
Change in operating assets and liabilities
Decrease (Increase) in rents receivable	40,481	21,924	(21,064)
Increase (Decrease) in accounts payable and accrued expense	1,541,650	(79,378)	816,553
(Increase) in insurance recovery receivable	(345,645)	—	—
(Increase) Decrease in real estate tax escrow	(30,640)	35,219	74,093
(Increase) in prepaid expenses and other assets	(1,597,603)	(345,132)	443,925
Increase in advance rental payments and security deposits	560,114	306,327	605,696
Total Adjustments	10,033,556	10,815,784	7,783,754
Net cash provided by operating activities	13,806,121	11,840,634	13,439,139
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	2,872,378	3,071,902	1,288,077
Distribution in excess of investment in unconsolidated joint ventures	990,262	272,500	1,687,750
(Investment) in unconsolidated joint ventures	(1,142,640)	(279,402)	(929,327)
Improvement of rental properties	(6,693,996)	(5,604,791)	(4,499,924)
Proceeds from the sale of equipment	—	—	3,500
Purchase of rental properties	(6,201,930)	—	(22,601,774)
Net proceeds from the sale of rental property	—	—	2,138,978
Net cash (used in) investing activities	(10,175,926)	(2,539,791)	(22,912,720)
Cash Flows from Financing Activities
Payment of financing costs	—	(305,418)	(971,630)
Proceeds of mortgage notes payable	—	1,109,555	28,268,115
Principal payments of mortgage notes payable	(132,071)	(3,558,493)	(5,803,159)
Stock buyback	(3,429,953)	(2,685,583)	(1,094,609)
Distributions to partners	(3,785,883)	(3,858,386)	(3,893,662)
Net cash (used in) financing activities	(7,347,907)	(9,298,325)	16,505,055
Net (Decrease) in Cash and Cash Equivalents	(3,717,712)	2,518	7,031,474
Cash and Cash Equivalents, at beginning of period	14,015,898	14,013,380	6,981,906
Cash and Cash Equivalents, at end of period	$10,298,186	$14,015,898	$14,013,380

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40‑50% interest in 9 residential and mixed use properties consisting of 788 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

Basis of Presentation: The financial statements have been prepared in conformity with GAAP. The preparation  of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgement. The Partnership’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Partnership’s financial results. Judgements and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 ‑ 50% ownership interest. The consolidated group is referred to as the “Partnership.” Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above‑mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013 and beyond, the carrying values of certain investments fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 14: Investment in Unconsolidated Joint Ventures.)

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

DECEMBER 31, 2015

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

Revenue Recognition:  Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight‑line basis over the term of the lease. Contingent rent for commercial properties are received from tenants for certain costs as provided in the lease agreement. The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Rental concessions are also accounted for on the straight‑line basis.

Above‑market and below‑market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to each in‑place lease and (ii) management’s estimate of fair market lease rates for each corresponding in‑place lease, measured over a period equal to the remaining term of the lease for above‑market leases and the initial term plus the term of any below‑market fixed‑rate renewal options for below‑market leases. The capitalized above‑market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below‑market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below‑market fixed‑rate renewal options of the respective leases.

Rental Properties:  Rental properties are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements and additions which improve or extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation is eliminated from the accounts, and any gain or loss on such disposition is included in income. Fully depreciated assets are removed from the accounts. Rental properties are depreciated by both straight‑line and accelerated methods over their estimated useful lives. Upon acquisition of rental property, the Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in‑place leases and (iii) tenant relationships. The Partnership allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. The Partnership records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Other intangible assets acquired include amounts for in‑place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in‑place lease values include an estimate of carrying costs during hypothetical expected lease‑up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease‑up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in‑place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of the value is prepared. The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write‑down to fair value is required.

Financing and Leasing Fees:  Financing fees are capitalized and amortized, using the interest method, over the life of the related mortgages. Leasing fees are capitalized and amortized on a straight‑line basis over the life of the related lease. Unamortized balances are expensed when the corresponding fee is no longer applicable.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2015, 2014, or 2013 other than net income as reported.

Income (Loss) Per Depositary Receipt:  Effective January 3, 2012, the Partnership authorized a 3‑for‑1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10‑to‑1 to 30‑to‑1, such that each Depositary Receipt represents one‑thirtieth (1/30) of a Class A Unit of the Partnership. All references to Depositary Receipts in the report are reflective of the 3‑ for‑1 forward split.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2015, 2014, or 2013. The Partnership makes its temporary cash investments with high‑credit quality financial institutions. At December 31, 2015, substantially all of the Partnership’s cash and cash equivalents were held in interest‑bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At December 31, 2015 and 2014, respectively approximately $11,592,000 and $15,118,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $165,070,  $119,015 and $41,285 in 2015, 2014 and 2013, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2015,  2014 and 2013 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of December 31, 2015, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2015, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed‑use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at December 31, 2015 with a total of 788  units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	December 31, 2015	December 31, 2014	Useful Life
Land, improvements and parking lots	$52,852,877	$44,541,471	15	-	40	years
Buildings and improvements	172,277,299	153,059,430	15	-	40	years
Kitchen cabinets	8,493,696	6,865,348	5	-	10	years
Carpets	7,361,966	6,341,227	5	-	10	years
Air conditioning	718,531	705,116	5	-	10	years
Laundry equipment	244,771	147,721	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	9,502,977	5,491,992	5	-	7	years
Motor vehicles	130,563	130,563			5	years
Fences	38,115	24,670	5	-	15	years
Furniture and fixtures	7,855,351	5,910,046	5	-	7	years
Smoke alarms	216,827	220,437	5	-	7	years
Total fixed assets	261,276,898	225,021,946
Less: Accumulated depreciation	(84,579,584)	(75,905,862)
	$176,697,314	$149,116,084

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Real estate and accumulated depreciation as of December 31, 2015 is:

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which
	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period
	(First		Buildings	Acquisition(2)		Buildings		Accumulated
	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation(3)	Date Acquired
Boylston Downtown L.P.
Residential Apartments
Boston, Massachusetts	$40,000,000	$2,112,000	$8,593,109	$8,192,079	$2,112,000	$16,785,188	$18,897,188	$10,755,089	July 1995
Brookside Associates LLC
Residential Apartments
Woburn, Massachusetts	$2,598,337	$684,000	$3,116,000	$432,302	$684,000	$3,548,302	$4,232,302	$1,945,022	Oct. 2000
Clovelly Apartments L.P.
Residential Apartments
Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,689,128	$177,610	$3,167,487	$3,345,097	$2,154,856	Sept. 1977
Commonwealth 1137 L.P.
Residential Apartments
Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$1,196,696	$342,000	$2,564,365	$2,906,365	$1,532,004	July 1995
Commonwealth 1144 L.P.
Residential Apartments
Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$2,207,782	$1,410,000	$7,872,598	$9,282,598	$5,199,814	July 1995
Executive Apartments L.P.
Residential Apartments
Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$1,226,670	$91,400	$1,967,030	$2,058,430	$1,062,137	Sept. 1977
Hamilton Battle Green LLC
Residential Apartments
Lexington, Massachusetts	$4,649,132	$1,341,737	$8,457,497	$170,445	$1,341,737	$8,627,942	$9,969,679	$1,823,135	Jun. 2011
Hamilton Cypress LLC
Commercial—
1031Exchange Brookline,
Massachusetts	$—	$2,362,596	$4,613,985	$259,375	$2,362,596	$4,873,360	$7,235,956	$1,085,242	Oct. 2008
Hamilton Green
Apartments, LLC
Residential Apartments
Andover, Massachusetts	$38,500,000	$16,054,336	$44,794,438	$748,572	$16,054,336	$45,543,010	$61,597,346	$8,395,786	Jul. 2013
Hamilton Linewt LLC
Commercial—
1031Exchange Newton,
Massachusetts	$—	$884,042	$2,652,127	$62,608	$884,042	$2,714,735	$3,598,777	$564,048	Nov. 2007
Hamilton Oaks
Associates LLC
Residential Apartments
Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$2,574,848	$2,175,000	$14,899,848	$17,074,848	$8,580,806	Dec. 1999
Highland Street
Apartments, L.P.
Residential Apartments
Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$338,724	$156,000	$972,809	$1,128,809	$635,675	Dec. 1996

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which
	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period
	(First		Buildings	Acquisition(2)		Buildings		Accumulated
	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation(3)	Date Acquired
Linhart L.P.
Residential/Commercial
Newton, Massachusetts	$—	$385,000	$1,540,000	$1,331,870	$385,000	$2,871,870	$3,256,870	$2,047,890	Jan. 1995
NERA Dean
St. Associates LLC
Residential Apartments
Norwood, Massachusetts	$5,687,000	$1,512,000	$5,701,480	$961,065	$1,512,000	$6,662,545	$8,174,545	$3,143,032	Jun. 2002
North Beacon 140 L.P.
Residential Apartments
Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$2,158,122	$936,000	$5,920,135	$6,856,135	$3,743,872	July 1995
Olde English
Apartments L.P.
Residential Apartments
Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$1,262,126	$46,181	$2,140,449	$2,186,630	$1,386,246	Sept. 1977
Redwood Hills L.P.
Residential Apartments
Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$3,171,266	$1,200,000	$7,981,870	$9,181,870	$4,753,632	July 1995
Residences at Captain Parkers LLC
Residential Apartments
Lexington, Massachusetts	$—	$6,247,153	$24,954,777	$31,201,930	$6,247,153	$24,954,777	$31,201,930	$385,301	Sept. 2015
River Drive L.P. Residential
Apartments Danvers,
Massachusetts	$3,465,000	$72,525	$587,777	$1,130,773	$72,525	$1,718,550	$1,791,075	$847,593	Sept. 1977
Riverside Apartments
Condominium Units
Massachusetts	$—	$23,346	$190,807	$54,973	$23,346	$245,780	$269,126	$205,387	Sept. 1977
School St Assoc LLC
Residential Apartments
Framingham,
Massachusetts	$15,000,000	$4,686,728	$18,746,911	$(1,254,212)	$4,686,728	$17,492,699	$22,179,427	$7,958,005	Apr. 2003
WRF Associates LLC Strip
Mall Framingham,
Massachusetts	$6,000,000	$3,280,000	$4,920,000	$86,445	$3,280,000	$5,006,445	$8,286,445	$2,737,573	May 1999
WCB Associates LLC
Residential Apartments
Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$1,722,213	$1,335,000	$9,287,714	$10,622,714	$5,303,172	Dec. 1999
Westate Apartments
Burlington LLC
Residential Apartments
Burlington, Massachusetts	$2,500,000	$44,965	$4,478,687	$244,281	$44,965	$4,722,968	$4,767,933	$1,984,655	Sept. 2004
Westgate Apartments LLC
Residential Apartments
Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$8,333,060	$417,107	$10,757,696	$11,174,803	$6,349,611	Sept. 1977
	$195,939,469	$48,020,919	$174,998,961	$69,503,141	$47,976,726	$213,300,172	$261,276,898	$84,579,584

(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
Net of retirements.
(2)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

(3)	In 2015, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10	-	39	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2015	2014	2013
Rental Properties
Balance, Beginning	$225,021,946	$221,454,286	$158,624,893
Additions:
Buildings, improvements and other assets	37,895,926	5,604,791	65,349,698
	262,917,872	227,059,077	223,974,591
Deduct:
Write-offs of retired or disposed assets	1,640,974	2,037,131	2,505,787
Rental properties held for sale and/or sold	—	—	14,518
Balance, Ending	$261,276,898	$225,021,946	$221,454,286
Accumulated Depreciation
Balance, Beginning	$75,905,862	$68,549,625	$63,651,293
Add:
Depreciation for the year	10,314,696	9,393,368	7,404,120
	86,220,558	77,942,993	71,055,413
Deduct
Accumulated depreciation of retired or disposed assets	1,640,974	2,037,131	2,505,788
Balance, Ending	$84,579,584	$75,905,862	$68,549,625

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

On July 15, 2013, Hamilton Green Apartments, LLC, (“Hamilton Green”) a newly formed subsidiary of the Partnership, purchased Windsor Green at Andover, a 193 unit apartment complex located at 311 and 319 Lowell Street, Andover, Massachusetts. The purchase price was $62,500,000. From the purchase price, the Partnership has allocated approximately $1,656,000 to the value of the in‑place leases and approximately $96,000 to the value of the tenant relationships. These amounts will be amortized over 12 and 36 months respectively. To fund this purchase, the Partnership obtained short term financing of approximately $40,000,000, used the funds of approximately $2,100,000 from the sale of the Nashoba Apartments, and the balance from the Partnership’s cash reserves. The closing costs associated with this short term financing were approximately $38,000. The original mortgage matured in November 2013. On December 20, 2013, the Partnership refinanced the mortgage on Hamilton Green. The new 15 year mortgage is $38,500,000; the interest rate is 4.67%; interest only for 2 years.  After the first two years, principal is amortized on a 30 year amortization schedule through January 2029. This refinancing required additional capital of approximately $1,846,000 from the Partnership. The closing costs associated with this refinancing were approximately $346,000.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,870,000,  $1,745,000 and $1,570,000 in 2015, 2014 and 2013, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2015, 2014 and 2013, approximately $994,000,  $925,000 and $1,431,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services and supervision of capital improvements. Of the 2015 expenses referred to above, approximately $443,000 consisted of repairs and maintenance, and $349,000 of administrative expense. Approximately $202,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2015, the Hamilton Company received approximately $840,000 from the Investment Properties of which approximately $677,000 was the management fee, approximately $23,000 was for construction, architectural services and supervision of capital projects, approximately $95,000 was for maintenance services, and approximately $45,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,958,000,  $3,230,000 and $2,926,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2015, 2014 or 2013.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2015, 2014 and 2013 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the years ended December 31, 2015, 2014 and 2013 this individual received a quarterly fee of $18,750 for a total annual fee of $75,000.

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

DECEMBER 31, 2015

Company. Harold Brown’s ownership interest is between 43.2% and 57%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 5 meetings during 2015, and a total of $26,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2015 and a total of $12,000 was paid for attendance and participation in such meetings.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,257,000 and $2,090,000 of security deposits are included in prepaid expenses and other assets at December 31, 2015 and 2014, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2015 and 2014 is approximately $801,000 and $253,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Hamilton Green and the Residence at Captain Parkers are included in prepaid expenses and other assets. Intangible assets are approximately $382,000 net of accumulated amortization of approximately $1,875,000 and approximately $49,000 net of accumulated amortization of approximately $1,703,000 at December 31, 2015 and 2014, respectively.

Financing fees of approximately $1,516,000 and $1,736,000 are net of accumulated amortization of approximately $833,000 and $613,000 at December 31, 2015 and 2014, respectively.

 NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2015 and 2014, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2015, the interest rates on these loans ranged from 3.76% to 5.97%, payable in monthly installments aggregating approximately $808,000, including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At December 31, 2015, the weighted average interest rate on the above mortgages was 4.81%. The effective rate of 4.92% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non‑recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Approximate annual maturities at December 31, 2015 are as follows:

2016—current maturities	$1,183,000
2017	1,782,000
2018	7,860,000
2019	1,942,000
2020	4,343,000
Thereafter	178,829,000
$195,939,000

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

On December 20, 2013, the Partnership refinanced the property owned by Hamilton Green Apartments LLP. The new mortgage is $38,500,000; the interest rate is 4.67%; interest only for 2 years. After the first two years, principal is amortized on a 30‑year amortization schedule through January 2029. The proceeds of the new mortgage as well as the Partnership’s cash reserves of approximately $1,846,000 were used to pay off the prior mortgage of $40,000,000 and cover the cost of this refinancing. The costs associated with the refinancing were approximately $346,000.

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

DECEMBER 31, 2015

$2,010,000 of loan proceeds were used to pay off the existing mortgage.  The mortgage matures in August, 2024.  The costs associated with the refinancing were approximately $75,000.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5% . The costs associated with the line of credit were approximately $125,000. As of December 31, 2015, the credit line had a balance of $25,000,000. The interest rate on the line of credit at December 31, 2015 is 3.875%.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $36,000 during the year ended December 31, 2015.

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

The Partnership is in compliance with these covenants as of December 31, 2015.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one‑month advance rental payment and/or a security deposit. Prepaid rents are approximately $2,389,000 and $1,568,000 at December 31, 2015 and 2014, respectively. Security deposits are approximately 2,489,000 and $2,332,000 at December 31, 2015 and 2014, respectively.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Effective January 3, 2012, the Partnership authorized a 3‑for‑1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10‑to‑1 to 30‑to‑1, such that each Depositary Receipt represents one‑thirtieth (1/30) of a Class A Unit of the Partnership.

In 2016, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2016 and payable on March 31, 2016,  $7.50 per unit and $0.25 per receipt.

In 2015 and 2014, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ($1.00 per receipt) each year.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2015	2014
Net Income per Depositary Receipt	$1.00	$0.27
Distributions per Depositary Receipt	$1.00	$1.00

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2015 are as follows:

Class A	43,880
Class B	10,422
General Partnership	549
54,851

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re‑ authorized and renewed the Repurchase Program for an additional 12‑month period ended August 19, 2009. On March 22, 2010, the General Partner re‑authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2015, the Partnership has repurchased 1,341,598 Depositary Receipts at an average price of $26.63 per receipt (or $798.90 per underlying Class A Unit), 2,885 Class B Units and 152 General Partnership Units, both at an average price of $ 877.14 per Unit, totaling approximately $38,596,000 including brokerage fees paid by the Partnership.

From January 1, 2016 through March 10, 2016, the Partnership purchased a total of 10,829 Depositary Receipts. The average price was $50.11  per receipt or $1,503.26 per unit. The total cost including commission was $558,722. The Partnership is required to repurchase 86 Class B Units and 5  General Partnership Units at a cost of $128,874 and $6,783 respectively.

During the year ended December 31, 2015, the Partnership purchased a total of 54,682 Depositary Receipts. The average price was $49.55 per receipt or $1,486.50 per unit. The total cost including commission was $2,752,393. The Partnership was required to repurchase 433 Class B Units and 23 General Partnership units at a cost of $643,682 and $33,878 respectively.

During the year ended December 31, 2014, the Partnership purchased a total of 44,025 Depositary Receipts.  The average price was $47.90 per receipt or $1,437 per unit. The total cost including commissions was $2,158,332. The Partnership was required to repurchase 349 Class B Units for a cost of $500,888 and 18 General Partnership Units for a cost of $26,363.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On June 9, 2015, a fire broke out at 12 Westgate Drive apartment complex in Woburn, MA, resulting in approximately 10 apartments being damaged which will remain unoccupied for an extended period. The Partnership has insurance coverage on both repairs and rental loss for the extended period until the apartments are available for rent, and has received approximately $606,000 from the insurance company to date, leaving an estimated insurance recovery receivable of approximately $346,000 at December 31, 2015, which is included in the insurance recovery receivable  on the balance sheet.

NOTE 10. RENTAL INCOME

During the year ended December 31, 2015, approximately 92% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

August. Approximately 8% was related to commercial properties, which have minimum future annual rental income on non‑cancellable operating leases at December 31, 2015 as follows:

Commercial
Property Leases
2016	$2,826,000
2017	2,205,000
2018	1,922,000
2019	1,442,000
2020	869,000
Thereafter	796,000
$10,060,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $683,000,  $638,000 and $670,000 for the years ended December 31, 2015, 2014 and 2013 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 31% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2016	$219,570	12,586	10	8%
2017	596,631	17,646	9	21%
2018	333,911	9,557	7	11%
2019	747,914	25,500	10	26%
2020	204,730	6,709	5	7%
2021	647,765	31,274	3	22%
2022	—	—	—	—%
2023	157,442	4,771	1	5%
2024	—	—	—	—%
2025	—	—	—	—%
Totals	$2,907,963	108,043	45	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $373,000 and $366,000 at December 31, 2015 and 2014. Included in rents receivable at December 31, 2015 is approximately $135,000 resulting from recognizing rental income from non‑cancelable commercial leases with future rental increases on a straight‑line basis. The majority of this amount is for long‑term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at December 31, 2015 also includes approximately $119,000 representing the deferral of rental concession primarily related to the residential properties.

For the year ended December 31, 2015 rent at the commercial properties includes approximately $2,200, of amortization of deferred rents arising from the fair values assigned to in‑place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2015, 2014 and 2013, cash paid for interest was approximately $9,838,000,  $8,791,000 and $8,062,000 respectively. Cash paid for state income taxes was approximately $32,000,  $51,000 and $60,000 during the years ended December 31, 2015, 2014 and 2013 respectively. In 2013, the Partnership was involved in non‑cash refinancing activities of $38,500,000 in connection with the purchase of Hamilton Green. In 2014, the Partnership was involved in non-cash refinancing activities of approximately $7,077,000 for NERA Dean Street Associates, LLC and Westgate Apartments Burlington, LLC. In 2015, the Partnership was involved in a non-cash financing activity of $25,000,000 in connection with the purchase of the residence at Captain Parker.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2015 and 2014, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2015 and 2014 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and notes payable, accounts payable and accrued expenses were representative of their fair values due to the short‑term nature of these instruments or, the recent acquisition of these items.

At December 31, 2015 and 2014, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2015 and 2014, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre‑payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2015, the Partnership has a line of credit outstanding in the amount of $25,000,000, which represents its fair market value.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

The following table reflects the carrying amounts and estimated fair value of our debt.

	Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2015	$195,939,469	$206,679,642
At December 31, 2014	$196,071,540	$210,691,170
Investment Properties
At December 31, 2015	$136,253,447	$143,107,731
At December 31, 2014	$137,910,870	$147,843,221

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2015 and 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income of approximately $2,106,000 was approximately $1,667,000 less than statement income for the year ended December 31, 2015. The primary reason for the decrease is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership’s real estate at December 31, 2015 is approximately $7,000,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,500,000 less than statement basis because of accelerated depreciation.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2015	2014	2013
	(in thousands)
Financial statement (“book”) net income	$3,773	$1,025	$5,655
Book/Tax differences from depreciation and amortization	(2,513)	(2,884)	(300)
Book/Tax differences on tax free exchanges	501	(827)	(4,670)
Book/Tax differences from Investment Properties	(74)	307	400
Increase (Decrease) in prepaid rent and allowances	413	269	175
Other	6	2	50
Taxable income (loss)	$2,106	$(2,108)	$1,310

Allowable accelerated depreciation deductions were extended through 2015.  Future tax law changes may significantly affect taxable income.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2015, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2012 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%‑50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 57%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $84,903,000 at December 31, 2015.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of December 31, 2015, the balance of the mortgage is approximately $4,504,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Joint Venture refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2015,  2 units were sold resulting in a gain of approximately $169,000. As of February 1, 2016,  five units are still owned by the Joint Venture. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50‑car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC.  On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was  5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,733,000 at December 31, 2015. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10‑ year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was  5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At December 31, 2015, the balance of this mortgage is approximately $5,213,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture  paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2015, the balance of this mortgage is approximately $10,000,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Summary financial information as of December 31, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,419,054	$2,618,666	$6,780,019	$4,939,620	$573,138	$6,174,512	$6,352,363	$18,574,474	$94,250,027	$148,681,873
Cash & Cash Equivalents	200,185	16,036	160,086	27,721	7,728	545	39,184	235,748	1,186,144	1,873,377
Rent Receivable	9,058	—	3,738	4,164	0	241	668	11,684	66,818	96,371
Real Estate Tax Escrow	33,643	—	15,322	80,196	—	51,218	40,499	81,815	210,446	513,139
Prepaid Expenses & Other Assets	104,975	565	37,087	56,047	12,879	63,345	41,201	67,497	1,898,655	2,282,251
Financing & Leasing Fees	134,443	—	83,231	4,567	—	7,157	4,044	139,111	222,906	595,459
Total Assets	$8,901,358	$2,635,267	$7,079,483	$5,112,315	$593,745	$6,297,018	$6,477,959	$19,110,329	$97,834,996	$154,042,470
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$10,000,000	$—	$10,000,000	$4,733,318	$—	$4,504,340	$5,212,864	$16,900,000	$84,902,925	$136,253,447
Accounts Payable & Accrued Expense	69,413	1,700	63,267	28,735	12,605	14,594	55,116	216,091	792,707	1,254,228
Advance Rental Pmts & Security Deposits	202,470	—	221,871	91,649	5,799	95,552	113,084	328,676	2,482,080	3,541,181
Total Liabilities	10,271,883	1,700	10,285,138	4,853,702	18,404	4,614,486	5,381,064	17,444,767	88,177,712	141,048,856
Partners’ Capital	(1,370,525)	2,633,567	(3,205,655)	258,613	575,341	1,682,532	1,096,895	1,665,562	9,657,284	12,993,614
Total Liabilities and Capital	$8,901,358	$2,635,267	$7,079,483	$5,112,315	$593,745	$6,297,018	$6,477,959	$19,110,329	$97,834,996	$154,042,470
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,316,782	$—	$129,305	$287,670	$841,265	$548,446	$832,780	$3,862,914	7,819,162
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(685,263)	$—	$(1,602,828)	$—	$—	$—	$—	$—	$—	(2,288,090)
Total Investment in Unconsolidated Joint Ventures (Net)										$5,531,072
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	48	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through February 1, 2016	—	—	—	127	115	—	—	—	—	242
Unsold units	—	—	—	—	5	—	—	—	—	5
Unsold units with deposits for future sale as of February 1, 2016	—	—	—	—	2	—	—	—	—	2

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Summary financial information for the year ended December 31, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,464,871	$277,568	$1,396,428	$962,511	$99,413	$973,559	$942,539	$3,093,045	$14,316,846	$23,526,780
Laundry and Sundry Income	13,319	—	656	—	—	—	—	44,911	93,064	151,950
	1,478,190	277,568	1,397,084	962,511	99,413	973,559	942,539	3,137,956	14,409,910	23,678,730
Expenses
Administrative	28,849	2,000	35,071	6,262	8,105	8,592	5,402	48,818	225,509	368,608
Depreciation and Amortization	472,602	8,468	375,433	241,539	25,418	301,538	333,119	971,320	3,277,656	6,007,093
Management Fees	63,226	11,114	57,604	37,736	3,987	38,640	38,683	122,405	304,868	678,263
Operating	102,872	—	80,873	1,050	911	1,173	93,492	432,352	1,234,505	1,947,228
Renting	11,246	—	15,815	270	—	2,986	8,807	9,765	122,378	171,267
Repairs and Maintenance	153,329	200	61,183	314,409	43,559	362,861	82,769	393,665	1,134,751	2,546,726
Taxes and Insurance	216,602	52,846	124,266	166,842	20,461	154,348	124,393	341,990	1,548,439	2,750,187
	1,048,726	74,628	750,245	768,108	102,441	870,138	686,665	2,320,315	7,848,106	14,469,372
Income Before Other Income	429,464	202,940	646,839	194,403	(3,028)	103,421	255,874	817,641	6,561,804	9,209,358
Other Income (Loss)
Interest Expense	(399,176)	(40,644)	(391,756)	(276,066)	(322)	(259,274)	(304,757)	(753,528)	(4,879,409)	(7,304,932)
Interest Income	—	—	—	14	—	—	—	—	—	14
Other Income	—	—	—	—	—	—	—	96	—	96
Gain on Sale of Real Estate	—	—	—	—	169,093	—	—	—	—	169,093
	(399,176)	(40,644)	(391,756)	(276,052)	168,771	(259,274)	(304,757)	(753,432)	(4,879,408)	(7,135,729)
Net Income (Loss)	$30,288	$162,296	$255,083	$(81,649)	$165,743	$(155,853)	$(48,883)	$64,209	$1,682,396	$2,073,629
Net Income (Loss)—NERA 50%	$15,144	$81,148	$127,542	$(40,825)	$82,871	$(77,927)	$(24,442)	$32,105		195,616
Net Income —NERA 40%									$672,958	672,958
										$868,574

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Future annual mortgage maturities at December 31, 2015 are as follows:

	Hamilon	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
12/31/2016	$—	$86,413	$4,733,318	$77,805	$83,493	$—	$1,507,291	$6,488,320
12/13/2017	—	183,627	—	4,426,535	5,129,371	—	1,593,424	11,332,957
12/31/2018	—	190,861	—	—	—	—	1,684,479	1,875,340
12/31/2019	—	198,380	—	—	—	—	80,117,731	80,316,111
12/31/2020	—	206,195	—	—	—	—	—	206,195
Thereafter	10,000,000	9,134,524	—	—	—	16,900,000	—	36,034,524
	$10,000,000	$10,000,000	$4,733,318	$4,504,340	$5,212,864	$16,900,000	$84,902,925	$136,253,447

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

At December 31, 2015 the weighted average interest rate on the above mortgages was 5.07%. The effective rate was 5.16% including the amortization expense of deferred financing costs.

Summary financial information as of December 31, 2014

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,732,134	$2,621,495	$7,132,916	$5,156,752	$811,043	$6,416,511	$6,551,038	$19,408,575	$97,142,777	$153,973,241
Cash & Cash Equivalents	759	4,216	111,875	23,008	28,636	32,379	66,705	158,515	1,128,780	1,554,873
Rent Receivable	44,399	—	2,116	2,111	1,770	945	—	7,495	94,857	153,693
Real Estate Tax Escrow	105,474	—	17,731	75,027	—	46,978	40,532	62,290	294,748	642,780
Prepaid Expenses & Other Assets	83,881	559	36,911	45,704	198,603	46,290	44,736	71,703	1,917,136	2,445,523
Financing & Leasing Fees	30,109	5,639	89,890	9,594	—	13,519	8,012	155,162	281,222	593,147
Total Assets	$8,996,756	$2,631,909	$7,391,439	$5,312,196	$1,040,052	$6,556,622	$6,711,023	$19,863,740	$100,859,520	$159,363,257
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,109,676	$1,987,830	$10,000,000	$4,806,039	$—	$4,574,002	$5,292,511	$16,900,000	$86,240,813	$137,910,871
Accounts Payable & Accrued Expense	49,426	6,088	51,122	28,751	21,454	10,193	52,095	156,578	793,995	1,169,702
Advance Rental Pmts& Security Deposits	174,186	—	191,054	96,142	10,999	99,043	95,642	305,809	2,224,824	3,197,699
Total Liabilities	8,333,288	1,993,918	10,242,176	4,930,932	32,453	4,683,238	5,440,248	17,362,387	89,259,632	142,278,272
Partners’ Capital	663,468	637,991	(2,850,737)	381,264	1,007,599	1,873,384	1,270,775	2,501,353	11,599,888	17,084,985
Total Liabilities and Capital	$8,996,756	$2,631,909	$7,391,439	$5,312,196	$1,040,052	$6,556,622	$6,711,023	$19,863,740	$100,859,520	$159,363,257
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$331,734	$318,995	$—	$190,632	$503,800	$936,692	$635,388	$1,250,676	$4,639,953	$8,807,868
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,425,369)	$—	$—	$—	$—	$—	$—	(1,425,369)
Total Investment in Unconsolidated Joint Ventures (Net)										$7,382,500
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	0	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through February 1, 2015	—	—	—	127	113	—	—	—	—	240
Unsold units	—	—	—	—	7	—	—	—	—	7
Unsold units with deposits for future sale as of February 1, 2015	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Summary financial information for the year ended December 31, 2014

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,409,443	$291,517	$1,347,653	$933,315	$187,228	$943,525	$919,874	$2,931,793	$13,658,064	$22,622,412
Laundry and Sundry Income	17,634		1,547	—	—	—	1,731	38,668	100,935	160,515
	1,427,077	291,517	1,349,200	933,315	187,228	943,525	921,605	2,970,461	13,758,999	22,782,927
Expenses
Administrative	32,908	1,530	41,319	8,550	4,361	18,053	8,823	54,694	226,551	396,789
Depreciation and Amortization	434,834	11,287	401,813	240,808	36,183	300,634	322,642	958,081	5,406,157	8,112,439
Management Fees	57,914	11,661	55,776	37,388	7,545	38,392	37,869	116,157	289,170	651,872
Operating	121,354	—	60,695	1,023	1,058	1,801	81,659	399,600	1,233,796	1,900,986
Renting	11,900	—	13,870	9,701	1,238	6,563	8,475	23,311	177,251	252,309
Repairs and Maintenance	156,321	3,810	67,219	326,111	84,460	294,811	79,215	395,608	1,181,497	2,589,052
Taxes and Insurance	228,556	53,556	118,103	158,129	36,624	158,858	119,406	367,278	1,462,398	2,702,908
	1,043,787	81,844	758,795	781,710	171,469	819,112	658,089	2,314,729	9,976,820	16,606,355
Income Before Other Income	383,290	209,673	590,405	151,605	15,759	124,413	263,516	655,732	3,782,179	6,176,572
Other Income (Loss)
Interest Expense	(483,197)	(55,877)	(391,451)	(280,385)	(596)	(263,656)	(308,646)	(800,881)	(4,952,328)	(7,537,017)
Interest Income	—	—	—	21	468	—	—	—	—	489
Gain on sale of real estate	—	—	—	—	475,335	—	—	—	—	475,335
	(483,197)	(55,877)	(391,451)	(280,364)	475,207	(263,656)	(308,646)	(800,881)	(4,952,328)	(7,061,193)
Net Income (Loss)	$(99,907)	$153,796	$198,954	$(128,759)	$490,966	$(139,243)	$(45,130)	$(145,149)	$(1,170,149)	$(884,621)
Net Income (Loss)—NERA 50%	$(49,954)	$76,898	$99,477	$(64,380)	$245,483	$(69,622)	$(22,565)	$(72,575)		142,764
Net Income (Loss)—NERA 40%									$(468,061)	(468,061)
										$(325,297)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Summary financial information as of December 31, 2013

		Hamilton					Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	Hamilton on	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Main Apts	Park	Total
ASSETS
Rental Properties	$8,764,215	$2,624,325	$7,494,954	$5,389,763	$1,766,132	$6,680,834	$6,778,029	$20,253,587	$102,120,964	$161,872,803
Cash & Cash Equivalents	30,360	35,644	78,691	9,085	36,423	17,861	33,921	189,004	961,622	1,392,611
Rent Receivable	31,426	—	1,512	7,970	1,251	2,766	—	5,697	91,701	142,323
Real Estate Tax Escrow	101,395	—	16,970	80,767	—	45,679	41,268	72,308	427,084	785,471
Prepaid Expenses & Other Assets	77,141	555	36,979	44,737	101,507	31,435	50,721	322,667	1,529,591	2,195,333
Financing & Leasing Fees	46,630	14,097	96,548	14,619	—	19,881	11,981	7,716	340,362	551,834
Total Assets	$9,051,167	$2,674,621	$7,725,654	$5,546,941	$1,905,314	$6,798,456	$6,915,919	$20,850,980	$105,471,324	$166,940,376
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,234,548	$2,041,146	$10,000,000	$4,869,583	$—	$4,639,848	$5,362,109	$15,317,643	$87,410,638	$137,875,515
Accounts Payable & Accrued Expense	44,299	6,084	60,638	50,279	16,993	7,570	73,289	290,008	944,140	1,493,300
Advance Rental Pmts & Security Deposits	167,143	—	169,709	92,057	24,687	85,413	74,615	291,825	2,121,509	3,026,958
Total Liabilities	8,445,990	2,047,230	10,230,347	5,011,919	41,680	4,732,831	5,510,013	15,899,476	90,476,287	142,395,773
Partners’ Capital	605,177	627,391	(2,504,692)	535,022	1,863,634	2,065,625	1,405,906	4,951,504	14,995,037	24,544,604
Total Liabilities and Capital	$9,051,167	$2,674,621	$7,725,654	$5,546,941	$1,905,314	$6,798,456	$6,915,919	$20,850,980	$105,471,324	$166,940,376
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$302,589	$313,695	$—	$267,511	$931,817	$1,032,812	$702,953	$2,475,752	$5,998,015	12,025,144
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,252,346)	$—	$—	$—	$—	$—	$—	(1,252,346)
Total Investment in Unconsolidated Joint Ventures (Net)										$10,772,798
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through February 1, 2014	—	—	—	127	105	—	—	—	—	232
Unsold units	—	—	—	—	15	—	—	—	—	15
Unsold units with deposits for future sale as of February 1, 2014	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

Summary financial information for the year ended December 31, 2013

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,362,012	$287,410	$1,258,313	$896,256	$261,949	$911,845	$858,492	$2,753,120	$12,851,259	$21,440,656
Laundry and Sundry Income	17,549	—	2,683	—	—	—	675	37,192	94,715	152,814
	1,379,561	287,410	1,260,996	896,256	261,949	911,845	859,167	2,790,312	12,945,974	21,593,470
Expenses
Administrative	18,330	1,370	23,813	9,552	10,134	16,291	6,206	38,144	245,444	369,284
Depreciation and Amortization	428,609	9,803	428,003	240,658	80,697	307,546	318,095	948,478	5,778,427	8,540,316
Management Fees	55,813	11,496	51,706	36,066	10,538	35,831	34,129	112,749	271,505	619,833
Operating	114,778	—	68,364	1,150	2,234	1,343	83,143	347,382	1,056,919	1,675,313
Renting	11,106	—	3,788	5,378	1,425	10,986	6,350	6,273	105,593	150,899
Repairs and Maintenance	123,702	4,950	86,844	320,348	94,640	295,144	69,057	389,671	1,051,832	2,436,188
Taxes and Insurance	216,560	49,192	114,669	151,971	42,765	146,870	121,442	342,995	1,529,605	2,716,069
	968,898	76,811	777,187	765,123	242,433	814,011	638,422	2,185,692	10,039,325	16,507,902
Income Before Other Income	410,663	210,599	483,809	131,133	19,516	97,834	220,745	604,620	2,906,649	5,085,568
Other Income (Loss)
Interest Expense	(488,369)	(58,093)	(453,197)	(284,257)	(73,819)	(267,228)	(312,507)	(822,109)	(5,016,659)	(7,776,238)
Interest Income	—	—	26	8	159	—	—	—	57	250
Interest Income from Note	—	—	—	—	3,258	—	—	—	—	3,258
Other Income ( Expense)	—	—	(68,588)	—		—	—	—	—	(68,588)
	(488,369)	(58,093)	(521,759)	(284,249)	(70,402)	(267,228)	(312,507)	(822,109)	(5,016,602)	(7,841,318)
Net Income (Loss)	$(77,706)	$152,506	$(37,950)	$(153,116)	$(50,886)	$(169,394)	$(91,762)	$(217,489)	$(2,109,953)	$(2,755,750)
Net Income (Loss)—NERA 50%	$(38,853)	$76,253	$(18,975)	$(76,558)	$(25,443)	$(84,697)	$(45,881)	$(108,745)		(322,897)
Net Income (Loss)—NERA 40%									$(843,981)	(843,981)
										$(1,166,878)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 15. IMPACT OF RECENTLY‑ISSUED ACCOUNTING STANDARDS – review for relativity for 2015

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for us beginning January 1, 2016. The adoption of ASU 2015-03 will result in debt issuance costs, currently included in Deferred Finance Costs, being presented in the balance sheet as a direct deduction from the carrying value of the related debt liabilities. We do not expect its adoption to have a significant  impact on our consolidated financial statements.

NOTE 16. DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Total Revenues	$—	$—	$193,480
Operating and other expenses	—	—	172,322
Depreciation and amortization	—	—	2,111
	—	—	174,433
Income from discontinued operations	$—	$—	$19,047

Gain on the Sale of Nashoba in the second quarter of 2013:
Sale price	$4,300,000
Net book value	(476,766)
Expense of sale	(144,395)
Gain on the sale of real estate	$3,678,839

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Revenue	$11,075,520	$11,061,418	$11,209,974	$12,133,802	$45,480,714
Expenses	8,430,376	7,810,234	7,874,926	8,653,490	32,769,026
Income Before Other Income and Discontinued Operations	2,645,144	3,251,184	3,335,048	3,480,312	12,711,688
Other Income (Loss)	(2,235,486)	(2,154,727)	(2,261,302)	(2,287,608)	(8,939,123)
Net Income	$409,658	$1,096,457	$1,073,746	$1,192,704	$3,772,565
Net Income per Unit before Discontinued Operations	$3.22	$8.66	$8.51	$9.47	$29.86
Net Income Per Unit	$3.22	$8.66	$8.51	$9.47	$29.86
Income Per Depositary Receipt Before Discontinued Operations	$0.11	$0.29	$0.28	$0.32	$1.00
Net Income Per Depositary Receipt	$0.11	$0.29	$0.28	$0.32	$1.00

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total
Revenue	$10,617,928	$10,560,535	$10,643,029	$10,810,827	$42,632,319
Expenses	8,053,306	7,835,735	7,916,421	7,924,264	31,729,726
Income Before Other Income and Discontinued Operations	2,564,622	2,724,800	2,726,608	2,886,563	10,902,593
Other Income (Loss)	(2,594,236)	(2,443,079)	(2,545,121)	(2,295,307)	(9,877,743)
Net Income (Loss)	$(29,614)	$281,721	$181,487	$591,256	$1,024,850
Net Income (Loss) per Unit before Discontinued Operations	$(0.23)	$2.18	$1.41	$4.60	$7.96
Net Income (Loss) Per Unit	$(0.23)	$2.18	$1.41	$4.60	$7.96
Income Per Depositary Receipt Before Discontinued Operations	$(0.01)	$0.07	$0.05	$0.15	$0.27
Net Income (Loss) Per Depositary Receipt	$(0.01)	$0.07	$0.05	$0.15	$0.27

NOTE 18—SUBSEQUENT EVENTS

From January 1, 2016 through March 10, 2016, the Partnership purchased a total of 10,829 Depositary Receipts. The average price was $50.11 per receipt or $1,503.26 per unit. The total cost was $558,722. The Partnership is required to repurchase 86 Class B Units and 5 General Partnership Units at a cost of $128,874 and $6,783 respectively.

On January 7, 2016, Residences at Captain Parker, LLC, a Massachusetts limited liability company (“Captain Parker”) entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of Captain Parker is NewReal, Inc. (“New Real”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”).  The Partnership is the sole member of Captain Parker. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $20,071,000.  The Loan is due on February 1, 2026 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms.  The proceeds of the Loan are being used to refinance existing indebtedness. The Partnership is a limited guarantor of certain

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

of the Captain Parker obligations under the Loan Agreement.

Borrowings under the Loan will bear interest at rates equal to (i) the one month LIBOR rate for United States Dollar Deposits, determined monthly, plus 201 basis points. The interest rate increases upon an event of default.

Captain Parker is required to repay the aggregate principal amount of the Loan by the Due Date. Interest payments on the Loans are payable monthly in arrears on specified dates set forth in the Loan Agreement. Principal payments on the Loan are also payable monthly commencing on March 1, 2021.  The note issued by Captain Parker in connection with the Loan Agreement (the “Note”) also contains provisions for optional prepayment with a penalty under certain circumstances.

The Loan is secured by, among other things, the Captain Parker Arms, a 94 unit apartment complex located at 7 Captain Parker Arms, Lexington, Massachusetts, previously acquired by Captain Parker and the rents that Captain Parker receives for the property.

The Loan Agreement contains customary representations, warranties and covenants applicable to special purpose entities. The covenants include, but are not limited to, limitations on:   (i) liens, (ii) dispositions of assets and (iii) mergers and consolidations.

The Loan Agreement and Note contain customary events of default, including a limited cross default provision and change of control provisions.

As a result of securing the financing, the Partnership used the proceeds of the loan and cash reserves of the Partnership to paydown the Line of Credit to zero.  A payment was made on January 7, 2016 for $23,000,000, and another payment for $2,000,000 was made on January 15, 2016.

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	366,105	201,622		194,899	372,828
Year Ended December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	343,805	308,401		286,101	366,105
Year Ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	380,708	189,946		226,849	343,805

(a)	Uncollectible accounts written off

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 11, 2016
Ronald Brown	Executive Officer)

/s/ Harold Brown	Treasurer and Director of the General Partner (Principal	March 11, 2016
Harold Brown	Financial Officer and Principal Accounting Officer)

/s/ Guilliaem Aertsen	Director of the General Partner	March 11, 2016
Guilliaem Aertsen

/s/ David Aloise	Director of the General Partner	March 11, 2016
David Aloise

/s/ Eunice Harps	Director of the General Partner	March 11, 2016
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503‑509 Pleasant Street, LLC.(20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013(17)
(10.15)	Loan Agreement dated July 15, 2013 complete description(18)
(10.16)	Revolving Line of Credit dated July 31, 2014(19)
(10.17)	Purchase and Sale Agreement dated August 27, 2015, between Avalon II Massachusetts Value I, L.P., and the Residences at Captain Parker, LLC
(10.18)	Multifamily Loan and Security Agreement dated January 7, 2016 between Residences at Captain Parker, LLC (“Captain Parker”) and KeyBank National Association (“KeyBank”)(21)
(10.19)	Multifamily Note Floating Rate dated January 7, 2016,in the principal amount of $20,071,000 made by Captain Parker(22)
(10.20)	Multifamily Mortgage, Assignment of Rents, Security agreement and Fixture filing Massachusetts dated January 7, 2016 between Captain Parker and Keybank (23)
(10.21)	Guaranty dated January 7, 2016, made by New England realty associates Limited Partnership as a limited guarantor (24)
(21)	Subsidiaries of the Partnership.(4)
(31.1)

Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)

(31.2)

Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 of Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

(32.1)

Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

(99.1)	Combined Financial Statements of Significant Subsidiaries
(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10‑K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Notes 2 and 14 to Financial Statements included as part of this Form 10‑K.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8‑K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.

(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.