Form 10-Q
period 2016-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2016-05-06
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, there were 99,939 of the registrant’s Class A units (2,998,161 Depositary Receipts) of limited partnership issued and outstanding and 23,735 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Rental Properties	$175,257,605	$176,697,314
Cash and Cash Equivalents	6,172,683	10,298,186
Rents Receivable	380,655	433,744
Insurance Recovery Receivable	248,969	345,645
Real Estate Tax Escrows	396,613	370,981
Prepaid Expenses and Other Assets	3,933,233	4,762,535
Investments in Unconsolidated Joint Ventures	7,440,487	7,819,162
Total Assets	$193,830,245	$200,727,567
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	214,311,243	194,500,820
Notes Payable	—	25,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,384,811	2,288,090
Accounts Payable and Accrued Expenses	3,045,573	4,640,767
Advance Rental Payments and Security Deposits	5,300,112	5,108,843
Total Liabilities	225,041,739	231,538,520
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,923 and 125,374 units outstanding in 2016 and 2015 respectively	(31,211,494)	(30,810,953)
Total Liabilities and Partners’ Capital	$193,830,245	$200,727,567

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Rental income	$12,072,856	$10,972,792
Laundry and sundry income	110,432	102,728
	12,183,288	11,075,520
Expenses
Administrative	498,255	533,077
Depreciation and amortization	3,027,154	2,441,527
Management fee	500,207	450,704
Operating	1,424,247	2,086,185
Renting	87,264	65,926
Repairs and maintenance	1,627,700	1,347,214
Taxes and insurance	1,603,870	1,462,976
	8,768,697	8,387,609
Income Before Other Income (Expense)	3,414,591	2,687,911
Other Income (Expense)
Interest income	202	195
Interest expense	(2,553,633)	(2,403,682)
Income from investments in unconsolidated joint ventures	369,604	125,234
	(2,183,827)	(2,278,253)
Net Income	$1,230,764	$409,658

Net Income per Unit	$9.84	$3.22

Weighted Average Number of Units Outstanding	125,140	127,073

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’ Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2015	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(761,064)	(180,753)	(9,513)	(951,330)
Stock Buyback	—	—	—	—	809	(809)	(975,731)	(230,574)	(12,135)	(1,218,440)
Net Income	—	—	—	—	—	—	327,726	77,835	4,097	409,658
Balance March 31, 2015	144,180	34,243	1,802	180,225	53,381	126,844	$(23,319,557)	$(5,517,827)	$(290,410)	$(29,127,794)

Balance January 1 , 2016	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—	—	—	(749,540)	(178,016)	(9,369)	(936,925)
Stock Buyback	—	—	—	—	451	(451)	(558,723)	(128,874)	(6,783)	(694,380)
Net Income	—	—	—	—	—	—	984,611	233,845	12,308	1,230,764
Balance March 31, 2016	144,180	34,243	1,802	180,225	55,302	124,923	$(24,997,187)	$(5,903,593)	$(310,714)	$(31,211,494)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,230,764	$409,658
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,027,154	2,441,527
Amortization of deferred financing costs	46,853	42,767
(Income) from investments in joint ventures	(369,604)	(125,234)
Change in operating assets and liabilities
Decrease (Increase) in rents receivable	53,089	(25,776)
(Decrease) in accounts payable and accrued expense	(1,595,194)	(414,728)
Decrease in insurance recovery receivable	96,676	—
(Increase) in real estate tax escrow	(25,632)	(3,144)
Decrease in prepaid expenses and other assets	679,977	1,994
Increase in advance rental payments and security deposits	191,269	40,742
Total Adjustments	2,104,588	1,958,148
Net cash provided by operating activities	3,335,352	2,367,806
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	688,616	653,843
Distribution in excess of investment in unconsolidated joint ventures	165,000	82,500
(Investment) in unconsolidated joint ventures	(8,616)	(8,843)
Improvement of rental properties	(1,438,120)	(872,165)
Net cash (used in) investing activities	(593,120)	(144,665)
Cash Flows from Financing Activities
Payment of financing costs	(174,718)	—
Proceeds of mortgage notes payable	20,071,000	—
Payment of note payable	(25,000,000)	—
Principal payments of mortgage notes payable	(132,712)	(32,898)
Stock buyback	(694,380)	(1,218,440)
Distributions to partners	(936,925)	(951,330)
Net cash (used in) financing activities	(6,867,735)	(2,202,668)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,125,503)	20,473
Cash and Cash Equivalents, at beginning of period	10,298,186	14,015,898
Cash and Cash Equivalents, at end of period	$6,172,683	$14,036,371

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 9 residential and mixed use properties consisting of 786 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnership”. Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investment in Unconsolidated Joint Ventures).

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

Leasing Fees:  Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease. Unamortized balances are expensed when the corresponding fee is no longer applicable.

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was $46,853 and $42,767 for the three months ended March 31, 2016 and 2015, respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2016 or 2015 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2016 or 2015. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2016, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At March 31, 2016 and December 31, 2015, respectively approximately $7,499,000, and $11,592,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $41,963 and $31,574 for the three months ended March 31, 2016 and 2015, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2016 and 2015 there was no capitalized interest.

Extinguishment of Debt:  When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different, then they are recorded as an extinguishment of debt. However if it is determined that the refinancing is substantially the same, then they are recorded as an exchange of debt. All refinancing qualify as extinguishment of debt.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation. The reclassifications were related primarily to conform to ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This new standard was effective for interim and annual reporting beginning after December 15, 2015 and requires retrospective application. Approximately $1.4 million of deferred financing costs were reclassified to contra term loans on the balance sheet at December 31, 2015. There was no change to the net income for any period presented as a result of these reclassifications.

NOTE 2. RENTAL PROPERTIES

As of March 31, 2016, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2016, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2016 with a total of 786 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

On September 18, 2015,  Residences at Captain Parker, LLC, a Massachusetts limited liability company (“Captain Parker”) a newly formed subsidiary of the Partnership, purchased the Residence at Captain Parkers, a 94 unit apartment complex located at 125 Worthen Road and Ryder Lane in Lexington, Massachusetts. The purchase price was $31,600,000 and the closing costs were approximately $49,000. From the purchase price, the Partnership allocated approximately $474,000 for in-place leases, and approximately $31,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively. To fund the purchase, the Partnership utilized the available line of credit of $25,000,000, and the balance from the Partnership’s cash reserves.

Rental properties consist of the following:

	March 31, 2016	December 31, 2015	Useful Life
Land, improvements and parking lots	$52,864,483	$52,852,877	15	-	40	years
Buildings and improvements	172,774,117	172,277,299	15	-	40	years
Kitchen cabinets	8,606,470	8,493,696	5	-	10	years
Carpets	7,605,524	7,361,966	5	-	10	years
Air conditioning	718,531	718,531	5	-	10	years
Laundry equipment	244,772	244,771	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	9,970,211	9,502,977	5	-	7	years
Motor vehicles	130,563	130,563			5	years
Fences	38,115	38,115	5	-	15	years
Furniture and fixtures	7,961,480	7,855,351	5	-	7	years
Smoke alarms	216,827	216,827	5	-	7	years
Total fixed assets	262,715,018	261,276,898
Less: Accumulated depreciation	(87,457,413)	(84,579,584)
	$175,257,605	$176,697,314

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $500,000 and $451,000 for the three months ended March 31, 2016 and 2015, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2016 and 2015, approximately $309,000 and $238,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2016 expenses referred to above, approximately $92,000 consisted of repairs and maintenance, $86,000 of administrative expense and $67,000 for commercial brokerage fees. Approximately $64,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2016, the Hamilton Company received approximately $232,000 from the Investment Properties of which approximately $176,000 was the management fee, approximately $20,000 was for maintenance services, approximately $9,000 was for administrative services and $27,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $712,000 and $729,000 for the three months ended March 31, 2016 and 2015, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2016 and 2015.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2016 and 2015, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the three months ended March 31, 2016 and 2015 this individual received a quarterly fee of $18,750.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,320,000, and $2,257,000 of security deposits are included in prepaid expenses and other assets at March 31, 2016 and December 31, 2015, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at March 31, 2016 and December 31, 2015 is approximately $641,000 and $801,000, respectively, held in escrow to fund future capital improvements. As of March 31, 2016, approximately $305,000 of the replacement reserve was related to the fire damage at Westgate Apartments. The reserve will be refunded when the repairs are complete.

Intangible assets on the acquisitions of Hamilton Green and the Residence at Captain Parkers are included in prepaid expenses and other assets.  Intangible assets are approximately $252,000 net of accumulated amortization of approximately $2,005,000 and approximately $382,000 net of accumulated amortization of approximately $1,875,000 at March 31, 2016 and December 31, 2015, respectively.

Financing fees in association with the line of credit of approximately $63,000 and $75,000 are net of accumulated amortization of approximately $78,000 and $66,000 at March 31, 2016 and December 31, 2015 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2016 and December 31, 2015, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2016, the interest rates on these loans ranged from 2.45% to 5.97%, payable in monthly installments aggregating approximately $850,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At March 31, 2016, the weighted average interest rate on the above mortgages was 4.59%. The effective rate of 4.68% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2016 are as follows:

2017—current maturities	$1,437,000
2018	1,799,000
2019	7,878,000
2020	4,324,000
2021	2,057,000
Thereafter	198,383,000
215,878,000
Less: unamortized deferred financing costs	(1,567,000)
$214,311,000

On January 7, 2016, Captain Parker entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of Captain Parker is NewReal, Inc. (“New Real”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”).  The Partnership is the sole member of Captain Parker. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $20,071,000.  The Loan is due on February 1, 2026 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms. Borrowings under the Loan will bear interest at rates equal to (i) the one month LIBOR rate for United States Dollar Deposits, determined monthly, plus 201 basis points. The interest rate increases upon an event of default.

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of March 31, 2016, the credit line had a balance of $0.

On September 15, 2015, the Partnership, in connection with the purchase of the Residence at Captain Parker Apartments, used the entire line of credit, along with cash reserve, to purchase the property. (See Note 2: Rental Properties, for the details of the transaction.)

On January 7, 2016, Captain Parker entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). As a result of securing the financing, the Partnership used the proceeds of the loan and cash reserves of the Partnership to pay down the Line of Credit to zero. A payment was made on January 7, 2016 for $23,000,000, and another payment for $2,000,000 was made on January 15, 2016.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $12,000 for the three months ended March 31, 2016.

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

The Partnership is in compliance with these covenants as of March 31, 2016.

   NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2016, amounts received for prepaid rents of approximately $1,843,000 are included in cash and cash equivalents, and security deposits of approximately $2,320,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2015, the Partnership paid quarterly distributions of $7.50 per unit ( $0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ( $1.00 per receipt) for the year.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2016	2015
Net Income per Depositary Receipt	$0.33	$0.11
Distributions per Depositary Receipt	$0.25	$0.25

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2016 are as follows:

Class A	44,242
Class B	10,507
General Partnership	553
55,302

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2016, the Partnership has repurchased 1,352,427 Depositary Receipts at an average price of $26.81 per receipt (or $804.30 per underlying Class A Unit), 2,970 Class B Units and 156 General Partnership Units, both at an average price of $895.21 per Unit, totaling approximately $39,291,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2016, the Partnership purchased a total of 10,829 Depositary Receipts. The average price was $50.11 per receipt or $1,503.26 per unit. The total cost including commission was $558,723. The Partnership was required to repurchase 86 Class B Units and 5 General Partnership units at a cost of $128,874 and $6,783 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On June 9, 2015, a fire broke out at 12 Westgate Drive apartment complex in Woburn, MA, resulting in approximately 10 apartments being damaged which will remain unoccupied for an extended period. The Partnership has insurance coverage on both repairs and rental loss for the extended period until the apartments are available for rent, and has received approximately $714,000 from the insurance company to date, leaving an estimated insurance recovery receivable of approximately $155,000 at March 31, 2016, which is included in the insurance recovery receivable on the balance sheet.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2016, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2016 as follows:

Commercial
Property Leases
2017	$2,751,000
2018	2,164,000
2019	1,873,000
2020	1,318,000
2021	855,000
Thereafter	594,000
$9,555,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $158,000 and $182,000 for the three months ended March 31, 2016 and 2015 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 29% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2017	$563,446	22,958	10	20%
2018	196,867	7,111	6	7%
2019	459,360	13,540	9	16%
2020	756,358	26,866	12	26%
2021	121,632	1,523	3	4%
2022	647,765	31,274	3	22%
2023	—	—	—	—%
2024	157,443	4,771	1	5%
2025	—	—	—	—%
2026	—	—	—	—%
Totals	$2,902,871	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $468,000 and $373,000 at March 31, 2016 and December 31, 2015. Included in rents receivable at March 31, 2016 is approximately $128,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at March 31, 2016 also includes approximately $90,000 representing the deferral of rental concession primarily related to the residential properties.

For the three months ended March 31, 2016 rent at the commercial properties includes approximately $500 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2016 and 2015, cash paid for interest was approximately $2,434,000, and $2,360,000 respectively.  Cash paid for state income taxes was approximately $22,000 and $13,000 during the three months ended March 31, 2016 and 2015 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2016 and December 31, 2015, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2016 and December 31, 2015 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2016 and December 31, 2015, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2016 and December 31, 2015, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2016	*	$214,311,243	$232,142,308
At December 31, 2015	*	$194,500,820	$205,240,993
Investment Properties
At March 31, 2016	*	$135,277,999	$144,362,732
At December 31, 2015	*	$135,657,988	$142,512,272

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2012 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $84,345,000 at March 31, 2016. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of March 31, 2016, the balance of the mortgage is approximately $4,481,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. Two units were sold in the quarter ended March 31, 2016, with a gain on the sales of approximately $168,000. As of May 1, 2016, 3 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of  $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. As of March 31, 2016, the balance of the mortgage is approximately $9,869,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,711,000 at March 31, 2016. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At March 31, 2016, the balance of this mortgage is approximately $5,189,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. As of March 31, 2016, the balance of the mortgage is approximately $16,765,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. As of March 31, 2016, the balance of the mortgage is approximately $9,918,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of March 31, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,334,464	$2,617,959	$6,693,104	$4,882,565	$357,803	$6,095,119	$6,273,766	$18,357,260	$93,796,573	$147,408,613
Cash & Cash Equivalents	99,760	49,336	125,764	14,124	126,576	11,116	60,710	129,070	970,021	1,586,477
Rent Receivable	64,319	—	2,253	4,274	1,520	3,612	75	14,814	37,681	128,548
Real Estate Tax Escrow	33,350	—	40,392	81,742	—	44,499	43,381	37,745	216,139	497,248
Prepaid Expenses & Other Assets	154,594	226	31,233	58,033	18,370	66,580	39,366	96,529	1,998,839	2,463,770
Total Assets	$8,686,487	$2,667,521	$6,892,746	$5,040,738	$504,269	$6,220,926	$6,417,298	$18,635,418	$97,019,253	$152,084,656
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,869,004	$—	$9,918,433	$4,710,990	$—	$4,480,571	$5,189,002	$16,764,902	$84,345,096	$135,277,998
Accounts Payable & Accrued Expense	56,759	426	77,758	24,052	13,187	9,900	63,090	151,830	673,458	1,070,460
Advance Rental Pmts & Security Deposits	210,924	—	215,976	102,088	2,362	99,093	117,749	335,850	2,675,818	3,759,860
Total Liabilities	10,136,687	426	10,212,167	4,837,130	15,549	4,589,564	5,369,841	17,252,582	87,694,372	140,108,318
Partners’ Capital	(1,450,200)	2,667,095	(3,319,421)	203,608	488,720	1,631,362	1,047,457	1,382,836	9,324,881	11,976,338
Total Liabilities and Capital	$8,686,487	$2,667,521	$6,892,746	$5,040,738	$504,269	$6,220,926	$6,417,298	$18,635,418	$97,019,253	$152,084,656
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,333,547	$—	$101,803	$244,359	$815,680	$523,728	$691,418	$3,729,952	7,440,487
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(725,100)	$—	$(1,659,711)	$—	$—	$—	$—	$—	$—	(2,384,811)
Total Investment in Unconsolidated Joint Ventures (Net)										$5,055,676
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 1, 2016	—	—	—	127	117	—	—	—	—	244
Unsold units	—	—	—	—	3	—	—	—	—	3
Unsold units with deposits for future sale as of May 1, 2016	—	—	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$398,797	$60,000	$366,918	$235,321	$16,665	$248,827	$248,561	$798,328	$3,717,306	$6,090,723
Laundry and Sundry Income	3,982	—	1,590	—	—	—	245	10,583	25,533	41,933
	402,779	60,000	368,508	235,321	16,665	248,827	248,806	808,911	3,742,839	6,132,656
Expenses
Administrative	15,552	425	9,987	1,427	1,899	1,980	1,307	11,508	49,271	93,356
Depreciation and Amortization	111,964	707	86,915	59,065	6,292	79,392	84,684	237,896	805,006	1,471,921
Management Fees	14,685	2,400	14,837	9,525	670	10,241	10,335	31,925	81,096	175,714
Operating	30,503	—	20,123	365	152	294	23,663	69,090	359,869	504,059
Renting	540	—	185	—	—	477	3,855	5,503	28,489	39,049
Repairs and Maintenance	33,934	—	16,708	77,481	8,017	99,792	53,661	96,020	263,631	649,244
Taxes and Insurance	57,435	15,172	34,016	42,949	4,217	41,909	29,424	127,811	368,159	721,092
	264,613	18,704	182,771	190,812	21,247	234,085	206,929	579,753	1,955,521	3,654,435
Income Before Other Income	138,166	41,296	185,737	44,509	(4,582)	14,742	41,877	229,158	1,787,318	2,478,221
Other Income (Loss)
Interest Expense	(70,608)	—	(99,504)	(69,516)	(47)	(65,912)	(76,316)	(191,883)	(1,219,720)	(1,793,506)
Interest Income	—	—	—	3	—	—	—	—	—	3
Other Income	—	—	—	—	—	—	—		—	—
Gain on Sale of Real Estate	—	—	—	—	168,008	—	—	—	—	168,008
	(70,608)	—	(99,504)	(69,513)	167,961	(65,912)	(76,316)	(191,883)	(1,219,720)	(1,625,495)
Net Income (Loss)	$67,558	$41,296	$86,233	$(25,004)	$163,379	$(51,170)	$(34,439)	$37,275	$567,598	$852,726
Net Income (Loss)—NERA 50%	$33,779	$20,648	$43,117	$(12,502)	$81,690	$(25,585)	$(17,220)	$18,638		142,564
Net Income —NERA 40%									$227,040	227,040
										$369,604

Future annual mortgage maturities at March 31, 2016 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
3/31/2017	$—	$131,657	$4,714,301	$4,486,138	$5,192,035	$—	$1,521,316	$16,045,447
3/31/2018	—	185,410	—	—	—	—	1,608,251	1,793,661
3/31/2019	—	192,714	—	—	—	—	1,700,153	1,892,867
3/31/2020	—	200,305	—	—	—	—	79,723,703	79,924,008
3/31/2021	—	208,196	—	—	—	—	—	208,196
Thereafter	10,000,000	9,081,718	—	—	—	16,900,000	—	35,981,718
	10,000,000	10,000,000	4,714,301	4,486,138	5,192,035	16,900,000	84,553,423	135,845,897
Less: unamortized deferred financing costs	(130,996)	(81,567)	(3,311)	(5,567)	(3,033)	(135,098)	(208,327)	(567,899)
	$9,869,004	$9,918,433	$4,710,990	$4,480,571	$5,189,002	$16,764,902	$84,345,096	$135,277,998

At March 31, 2016 the weighted average interest rate on the above mortgages was 5.08%. The effective rate was 5.16% including the amortization expense of deferred financing costs.

Summary financial information as of March 31, 2015

Financial information has been restated to conform to the current period reporting.

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,636,396	$2,620,789	$7,040,787	$5,097,980	$802,055	$6,344,523	$6,483,432	$19,225,373	$96,374,735	$152,626,070
Cash & Cash Equivalents	53,122	49,826	107,441	36,196	15,110	30,261	51,370	191,526	985,394	1,520,246
Rent Receivable	30,694	—	5,470	3,077	0	8,531	287	8,901	71,152	128,112
Real Estate Tax Escrow	114,280	—	41,532	73,919	—	51,749	39,769	78,483	260,698	660,430
Prepaid Expenses & Other Assets	76,589	224	26,198	47,558	20,197	49,482	42,326	92,912	1,800,526	2,156,012
Total Assets	$8,911,081	$2,670,839	$7,221,428	$5,258,730	$837,362	$6,484,546	$6,617,184	$19,597,195	$99,492,505	$157,090,870
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,049,703	$1,970,977	$9,911,775	$4,778,978	$—	$4,544,146	$5,264,978	$16,748,850	$85,630,280	$136,899,687
Accounts Payable & Accrued Expense	44,904	4,941	81,557	21,772	20,019	13,657	52,119	142,669	626,221	1,007,859
Advance Rental Pmts& Security Deposits	174,416	—	203,975	95,932	11,114	93,589	96,246	316,025	2,480,438	3,471,735
Total Liabilities	8,269,023	1,975,918	10,197,307	4,896,682	31,133	4,651,392	5,413,343	17,207,544	88,736,939	141,379,281
Partners’ Capital	642,058	694,921	(2,975,879)	362,048	806,229	1,833,154	1,203,841	2,389,651	10,755,566	15,711,589
Total Liabilities and Capital	$8,911,081	$2,670,839	$7,221,428	$5,258,730	$837,362	$6,484,546	$6,617,184	$19,597,195	$99,492,505	$157,090,870
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$321,028	$347,460	$—	$181,023	$403,114	$916,577	$601,920	$1,194,825	$4,302,225	$8,268,172
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,487,939)	$—	$—	$—	$—	$—	$—	(1,487,939)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,780,233
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 1, 2015	—	—	—	127	113	—	—	—	—	240
Unsold units	—	—	—	—	7	—	—	—	—	7
Unsold units with deposits for future sale as of May 1, 2015	—	—	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2015

Financial information has been restated to conform to the current period reporting.

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$358,551	$72,523	$335,475	$240,400	$29,295	$250,573	$233,897	$761,273	$3,488,805	$5,770,792
Laundry and Sundry Income	3,842	—	323	—	—	—	—	10,641	19,245	34,051
	362,393	72,523	335,798	240,400	29,295	250,573	233,897	771,914	3,508,050	5,804,843
Expenses
Administrative	3,936	583	7,761	1,992	2,779	1,814	1,624	9,276	52,330	82,095
Depreciation and Amortization	107,339	708	92,128	58,772	8,987	77,737	80,526	236,749	800,390	1,463,336
Management Fees	15,345	2,901	14,108	9,439	1,274	9,495	9,825	30,080	74,951	167,418
Operating	37,532	—	40,071	125	24	665	32,547	138,255	455,656	704,875
Renting	500	—	6,345	—	(459)	2,350	3,742	1,766	16,293	30,537
Repairs and Maintenance	25,683	—	5,988	76,497	11,944	84,858	15,124	84,161	216,618	520,873
Taxes and Insurance	53,418	13,421	29,937	43,051	5,881	37,830	30,958	83,506	361,255	659,257
	243,753	17,613	196,338	189,876	30,430	214,749	174,346	583,793	1,977,493	3,628,391
Income Before Other Income	118,640	54,910	139,460	50,524	(1,135)	35,824	59,551	188,121	1,530,557	2,176,452
Other Income (Loss)
Interest Expense	(122,363)	(15,667)	(99,601)	(69,744)	(110)	(66,054)	(76,483)	(189,823)	(1,224,879)	(1,864,724)
Interest Income	—	—	—	6		—	—	—	—	6
Gain on sale of real estate	—	—	—	—	(125)	—	—	—	—	(125)
	(122,363)	(15,667)	(99,601)	(69,738)	(235)	(66,054)	(76,483)	(189,823)	(1,224,879)	(1,864,843)
Net Income (Loss)	$(3,723)	$39,243	$39,859	$(19,214)	$(1,370)	$(30,230)	$(16,932)	$(1,702)	$305,678	$311,609
Net Income (Loss)—NERA 50%	$(1,862)	$19,622	$19,929	$(9,608)	$(685)	$(15,116)	$(8,466)	$(851)		2,963
Net Income (Loss)—NERA 40%									$122,271	122,271
										$125,234

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases”. The guidance is effective on January 1, 2019, with early adoption permitted.  The Partnership is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Partnership’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, which eliminates a requirement for the retroactive adjustment on a step by step basis of the investment, results of operations, and retained earnings as if the equity method had been effective during all previous periods that the investment had been held when an investment qualifies for equity method accounting due to an increase in the level of ownership or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. This guidance is to be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Partnership is currently in the process of evaluating the impact the adoption of ASU 2016-07 will have on the Partnership’s consolidated financial statements.

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

The first quarter performance is consistent with Management’s expectations noted in the 2015 Form 10-K. Top line revenue growth for the first quarter came largely from a renting increase in the previous rental period cycle of last fall.  While consolidated revenue growth was 10%, 4.6% came from same store operations and the balance was primarily due to the acquisition of Captain Parker. Management believes both occupancy and renewal rates will continue to mirror 2015 resulting in similar top line financial performance. The past mild winter season was also a large contributor to the decline in both utilities and snow removal costs as compared to the previous year.  Operating expenses continue to be in check and the portfolio continues to benefit from gas conversions with higher efficiency boilers and low natural gas costs.  Management believes the current operating ratios of revenue to operating expenses to be more in keeping with normalized operations than the previous year. Our focus on curb appeal, and our emphasis on unit upgrades, continue to be part of the drivers in the revenue gains and also serve as a competitive advantage during a downturn.  Based upon current renewal rates and pace, Management expects similar quarter over quarter revenue gains as previously experienced during 2015.

The Partnership purchased a 94 unit apartment complex in Lexington, Residences at Captain Parkers, for $31.6 million in the third quarter of 2015.  Management’s expectations on revenue, operating expenses and returns on capital improvements made in the fourth quarter are being met and the property will be contributing to the Partnership’s cash flow as anticipated.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,352,427 Depositary Receipts through March 31, 2016 or approximately 32% of the outstanding Class A Depositary Receipts.  During the first   quarter, the Partnership repurchased 10,829 Class A Depositary Receipts, 86 Class B units, and 5 General Partnership Units at a cost of approximately $559,000, $129,000 and $7,000 respectively for a total cost of approximately $695,000.  This purchase of receipts is in line with the Partnership’s trading plan.  Management anticipates a steady purchase of receipts, per its trading plan, for the balance of the year.

At May 1, 2016, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 42% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold

Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2016, tenant renewals were approximately 69% with an average rental increase of approximately 4.62%, new leases accounted for approximately 31% with rental rate increases of approximately 7.45%.  During the three months ended March 31, 2016, leasing commissions were approximately $21,000 compared to approximately $15,000 for the three months ended March 31, 2016, an increase of approximately $6,000 (40.0%) from 2015. Tenant concessions were approximately $23,000 for the three months ended March 31, 2016, compared to approximately $19,000 for the three months ended March 31,2015, an increase of approximately $4,000 (21%).  Tenant improvements were approximately $462,000 for the three months ended March 31, 2016, compared to approximately $519,000 for the three months ended March 31, 2015, a decrease of approximately $57,000 (11%).

Hamilton accounted for approximately 5.7% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2016 and 9.2% during the three months ended March 31, 2015. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $55,000 (86.0%) and approximately $53,000 (74.1%) of the legal services paid for by the Partnership during the three months ended March 31, 2016 and 2015, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2016, Hamilton provided the Partnership approximately $64,000 in construction and architectural services, compared to approximately $30,000 for the three months ended March 31, 2015.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2016 and 2015, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Discontinued Operations and Rental Property Held for Sale:  In April 2014, the FASB issued guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first three months of 2016.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and March 31, 2015

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and expense of approximately $3,415,000 during the three months ended March 31, 2016, compared to approximately $2,688,000 for the three months ended March  31, 2015, an increase of approximately $727,000 (27.0%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2016	May 1, 2015
Residential
Units	2,525	2,431
Vacancies	55	71
Vacancy rate	2.2%	2.9%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2016		2015
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$12,073	$12,073	$10,973	$10,973
Residential percentage	93%	93%	92%	92%
Commercial percentage	7%	7%	8%	8%
Contingent rentals	$158	$158	$182	$182

Three Months Ended March 31, 2016 Compared to Three Months Ended March  31, 2015:

	Three Months Ended March 31,		Dollar	Percent
	2016	2015	Change	Change
Revenues
Rental income	$12,072,856	$10,972,792	$1,100,064	10.0%
Laundry and sundry income	110,432	102,728	7,704	7.5%
	12,183,288	11,075,520	1,107,768	10.0%
Expenses
Administrative	498,255	533,077	(34,822)	(6.5)%
Depreciation and amortization	3,027,154	2,441,527	585,627	24.0%
Management fee	500,207	450,704	49,503	11.0%
Operating	1,424,247	2,086,185	(661,938)	(31.7)%
Renting	87,264	65,926	21,338	32.4%
Repairs and maintenance	1,627,700	1,347,214	280,486	20.8%
Taxes and insurance	1,603,870	1,462,976	140,894	9.6%
	8,768,697	8,387,609	381,088	4.5%
Income Before Other Income (Expense)	3,414,591	2,687,911	726,680	27.0%
Other Income (Expense)
Interest income	202	195	7	3.6%
Interest expense	(2,553,633)	(2,403,682)	(149,951)	6.2%
Income (Loss) from investments in unconsolidated joint ventures	369,604	125,234	244,370	195.1%
	(2,183,827)	(2,278,253)	94,426	(4.1)%
Net Income	$1,230,764	$409,658	$821,106	200.4%

Rental income for the three months ended March 31, 2016 was approximately $12,073,000, compared to approximately $10,973,000 for the three months ended March 31, 2015, an increase of approximately $1,100,000 (10.0%). The factors that can be attributed to this increase are as follows: the acquisition of Captain Parker resulted in an increase in rental income of approximately $598,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 1144 Commonwealth Avenue, 62 Boylston Street, Hamilton Oaks, Redwood Hills, School Street and Westside Colonial with increases of approximately $87,000, $64,000, $60,000, $56,000, $49,000, and $42,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2016 were approximately $8,769,000 compared to approximately $8,388,000 for the three months ended March 31, 2015, an increase of approximately $381,000 (4.5%). The operating expenses associated with the acquisition of Captain Parker were approximately $688,000 for the three months ended March 31, 2016.  Excluding Captain Parker, operating expenses decreased approximately $307,000 (3.7%). The factors contributing to this net decrease are a decrease in operating expenses of approximately $ 743,000 (35.6%) due to a decrease in snow removal costs, partially offset by an increase in repairs and maintenance costs of approximately $231,000 (17.2%), due to continued maintenance at the properties, an increase in depreciation and amortization of approximately $130,000 (5.3%), and an increase in taxes and insurance of approximately $71,000 (4.9%).

Interest expense for the three months ended March 31, 2016 was approximately $2,554,000 compared to approximately $2,404,000 for the three months ended March 31, 2015, an increase of approximately $150,000 (6.2%).  Approximately $120,000 of this increase represents the interest on the mortgage on Captain Parker.

At March 31, 2016, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $370,000 for the three months ended March 31, 2016, compared to net income of approximately $125,000 for the three months ended March  31, 2015,  an increase in income of approximately $244,000 (195.1%). This increase is primarily due to an increase in rental revenue of approximately $320,000, and a gain of approximately $168,000 on the sale of two units at Hamilton Bay LLC for the three months ended March 31, 2016, compared to no gain for the three months ended March 31 2015. Included in the income for the three months ended March 31, 2016 is depreciation and amortization expense of approximately $1,472,000. The allocable income for the three months ended March 31, 2016 from the investment in Dexter Park is approximately $227,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2016 was approximately $1,231,000 compared to income of approximately $410,000 for the three months ended March 31, 2015, an increase in income of approximately $821,000 (200.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2016 was the collection of rents and the proceeds from the mortgage for Captain Parker. The Partnership’s principal source of cash in 2015 was the collection of rents. The majority of cash and cash equivalents of $6,172,683 at March 31, 2016 and $10,298,186 at December 31, 2015 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $4,125,503 for the three months ended March 31, 2016 is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$3,335,352	$2,367,806
Cash (used in) investing activities	(593,120)	(144,665)
Cash (used in) financing activities	(5,236,430)	(32,898)
Repurchase of Depositary Receipts, Class B and General Partner Units	(694,380)	(1,218,440)
Distributions paid	(936,925)	(951,330)
Net (decrease) increase in cash and cash equivalents	$(4,125,503)	$20,473

The increase in cash provided by operating activities is primarily due to an increase in rent collections and a decrease in cash operating expenses. The increase in cash used in investing activities is due to an increase in the improvements to rental properties in 2016 compared to the same period in 2015. The change in cash used in financing activities is due to the paydown of the $25,000,000 outstanding line of credit, partially offset by the proceeds of the mortgage on Captain Parker, and the payment of mortgage notes payable. During the three months ended March 31, 2016, the Partnership purchased 10,829 Depositary Receipts for an average price of $50.11 for a total cost of $558,723; 86 Class B Units for a cost of $128,874 and 5 General Partnership Units for a cost of $6,783, for a total cost of $694,380.

During 2016, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,438,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Captain Parker, 62 Boylston Street, Hamilton Oaks, Lincoln Street, North Beacon Street, and Hamilton Green at a cost of approximately $391,000, $255,000, $249,000, $105,000, $87,000 and $70,000 respectively. The Partnership plans to invest approximately $1,917,000 in additional capital improvements in 2016.

On January 7, 2016, Captain Parker entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of Captain Parker is NewReal, Inc. (“New Real”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”).  The Partnership is the sole member of Captain Parker. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $20,071,000.  The Loan is due on February 1, 2026 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms.  The proceeds of the Loan were used to refinance existing indebtedness. The Partnership is a limited guarantor of certain of the Captain Parker obligations under the Loan Agreement.

During the three months ended March 31, 2016 the Partnership received distributions of approximately $845,000 from the investment properties. For the three months ended March 31, 2015, the Partnership received distributions of approximately $736,000 from the investment properties. Included in these distributions is the amount from Dexter Park of approximately $360,000 and $460,000 for the three months ended March 31, 2016 and 2015 respectively.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2016, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2016, our proportionate share of the non-recourse debt related to these investments was approximately $59,204,000. See Note 14 to the Consolidated Financial Statements.

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

As of March 31, 2016, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $350,000,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,071,000 (without taking out unamortized deferred financing costs) as of March 31, 2016 ranged from LIBOR plus 201 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $ 251,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2016 would be approximately $19 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the first quarter of 2016:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

January 1-31, 2016	$50.25	2,792	655,610
February 1-29, 2016	$49.81	5,924	649,686
March 1-31, 2016	$50.76	2,113	647,573
Total		10,829

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

The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2016, the Partnership has repurchased 1,352,427 depositary Receipts at an average price of $26.81per receipt (or $804.30 per underlying Class A Unit), 2,970 Class B Units and 156 General Partnership Units, both at an average price of $895.21per Unit, totaling approximately $39,291,000 including brokerage fees paid by the Partnership.

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
Dated:May 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	May 6, 2016
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	May 6, 2016
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 6, 2016
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 6, 2016
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	May 6, 2016
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).