Form 10-Q
period 2016-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2016-08-05
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 99,939 of the registrant’s Class A units (2,998,161 Depositary Receipts) of limited partnership issued and outstanding and 23,735 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Rental Properties	$173,679,492	$176,697,314
Cash and Cash Equivalents	7,890,008	10,298,186
Rents Receivable	499,158	433,744
Insurance Recovery Receivable	168,131	345,645
Real Estate Tax Escrows	391,444	370,981
Prepaid Expenses and Other Assets	3,863,899	4,762,535
Investments in Unconsolidated Joint Ventures	7,079,962	7,819,162
Total Assets	$193,572,094	$200,727,567
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	214,130,912	194,500,820
Notes Payable	—	25,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,468,307	2,288,090
Accounts Payable and Accrued Expenses	2,699,964	4,640,767
Advance Rental Payments and Security Deposits	5,440,743	5,108,843
Total Liabilities	224,739,926	231,538,520
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,923 and 125,374 units outstanding in 2016 and 2015 respectively	(31,167,832)	(30,810,953)
Total Liabilities and Partners’ Capital	$193,572,094	$200,727,567

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Rental income	$12,136,355	$10,948,498	$24,209,211	$21,921,289
Laundry and sundry income	117,909	112,920	228,341	215,649
	12,254,264	11,061,418	24,437,552	22,136,938
Expenses
Administrative	455,160	487,233	953,416	1,020,310
Depreciation and amortization	3,060,994	2,477,497	6,088,148	4,919,024
Management fee	501,288	465,716	1,001,495	916,419
Operating	1,069,692	908,112	2,493,937	2,994,297
Renting	155,962	155,274	243,226	221,201
Repairs and maintenance	2,193,186	1,822,707	3,820,886	3,169,921
Taxes and insurance	1,583,385	1,450,928	3,187,255	2,913,904
	9,019,667	7,767,467	17,788,363	16,155,076
Income Before Other Income (Expense)	3,234,597	3,293,951	6,649,189	5,981,862
Other Income (Expense)
Interest income	203	168	405	362
Interest expense	(2,542,692)	(2,419,248)	(5,096,325)	(4,822,928)
Income from investments in unconsolidated joint ventures	288,478	221,586	658,082	346,820
	(2,254,011)	(2,197,494)	(4,437,838)	(4,475,746)
Net Income	$980,586	$1,096,457	$2,211,351	$1,506,116

Net Income per Unit	$7.85	$8.66	$17.69	$11.87

Weighted Average Number of Units Outstanding	124,923	126,646	125,032	126,859

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2015	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(1,519,908)	(360,978)	(18,999)	(1,899,885)
Stock Buyback	—	—	—	—	1,253	(1,253)	(1,505,645)	(354,688)	(18,668)	(1,879,001)
Net Income	—	—	—	—	—	—	1,204,893	286,162	15,061	1,506,116
Balance June 30, 2015	144,180	34,243	1,802	180,225	53,825	126,400	$(23,731,148)	$(5,613,839)	$(295,465)	$(29,640,452)

Balance January 1 , 2016	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—	—	—	(1,499,080)	(356,032)	(18,738)	(1,873,850)
Stock Buyback	—	—	—	—	451	(451)	(558,723)	(128,874)	(6,783)	(694,380)
Net Income	—	—	—	—	—	—	1,769,081	420,157	22,113	2,211,351
Balance June 30, 2016	144,180	34,243	1,802	180,225	55,302	124,923	$(24,962,257)	$(5,895,297)	$(310,278)	$(31,167,832)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$2,211,351	$1,506,116
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,088,148	4,919,024
Amortization of deferred financing costs	93,986	85,533
(Income) from investments in joint ventures	(658,082)	(346,820)
Change in operating assets and liabilities
(Increase) in rents receivable	(65,414)	(52,004)
(Decrease) Increase in accounts payable and accrued expense	(1,940,803)	1,199,425
Decrease (Increase) in insurance recovery receivable	177,514	(952,084)
(Increase) Decrease in real estate tax escrow	(20,463)	2,247
Decrease (Increase) in prepaid expenses and other assets	600,109	(519,096)
Increase in advance rental payments and security deposits	331,900	426,825
Total Adjustments	4,606,895	4,763,050
Net cash provided by operating activities	6,818,246	6,269,166
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	1,331,282	1,254,487
Distribution in excess of investment in unconsolidated joint ventures	300,000	165,000
(Investment) in unconsolidated joint ventures	(53,782)	(21,987)
Improvement of rental properties	(2,771,798)	(2,431,625)
Net cash (used in) investing activities	(1,194,298)	(1,034,125)
Cash Flows from Financing Activities
Payment of financing costs	(174,718)	—
Proceeds of mortgage notes payable	20,071,000	—
Payment of note payable	(25,000,000)	—
Principal payments of mortgage notes payable	(360,178)	(65,804)
Stock buyback	(694,380)	(1,879,001)
Distributions to partners	(1,873,850)	(1,899,885)
Net cash (used in) financing activities	(8,032,126)	(3,844,690)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,408,178)	1,390,351
Cash and Cash Equivalents, at beginning of period	10,298,186	14,015,898
Cash and Cash Equivalents, at end of period	$7,890,008	$15,406,249

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 9 residential and mixed use properties consisting of 785 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $94,000 and $86,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2016 or 2015. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2016, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At June 30, 2016 and December 31, 2015, respectively approximately $9,340,000, and $11,592,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $93,394 and $73,961 for the six months ended June 30, 2016 and 2015, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2016 and 2015 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2016, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2016, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2016 with a total of 785 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

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

Rental properties consist of the following:

	June 30, 2016	December 31, 2015	Useful Life
Land, improvements and parking lots	$53,190,785	$52,852,877	15	-	40	years
Buildings and improvements	172,989,882	172,277,299	15	-	40	years
Kitchen cabinets	8,768,999	8,493,696	5	-	10	years
Carpets	7,822,111	7,361,966	5	-	10	years
Air conditioning	718,531	718,531	5	-	10	years
Laundry equipment	244,771	244,771	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	10,040,444	9,502,977	5	-	7	years
Motor vehicles	169,076	130,563			5	years
Fences	38,115	38,115	5	-	15	years
Furniture and fixtures	8,265,230	7,855,351	5	-	7	years
Smoke alarms	216,827	216,827	5	-	7	years
Total fixed assets	264,048,696	261,276,898
Less: Accumulated depreciation	(90,369,204)	(84,579,584)
	$173,679,492	$176,697,314

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,001,000 and $916,000 for the six months ended June 30, 2016 and 2015, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2016 and 2015, approximately $557,000 and $441,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2016 expenses referred to above, approximately $197,000 consisted of repairs and maintenance, $165,000 of administrative expense and $67,000 for commercial brokerage fees. Approximately $128,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2016, the Hamilton Company received approximately $434,000 from the Investment Properties of which approximately $354,000 was the management fee, approximately $30,000 was for maintenance services, approximately $17,000 was for administrative services and $33,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,509,000 and $1,383,000 for the six months ended June 30, 2016 and 2015, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2016 and 2015.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2016 and 2015, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the six months ended June 30, 2016 and 2015 this individual received  fees of $37,500.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,392,000, and $2,257,000 of security deposits are included in prepaid expenses and other assets at June 30, 2016 and December 31, 2015, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at June 30, 2016 and December 31, 2015 is approximately $483,000 and $801,000, respectively, held in escrow to fund future capital improvements. As of June 30, 2016, approximately $118,000 of the replacement reserve was related to the fire damage at Westgate Apartments. The reserve will be refunded when the repairs are complete.

Intangible assets on the acquisitions of Hamilton Green and the Residence at Captain Parkers are included in prepaid expenses and other assets.  Intangible assets are approximately $121,000 net of accumulated amortization of approximately $2,136,000 and approximately $382,000 net of accumulated amortization of approximately $1,875,000 at June 30, 2016 and December 31, 2015, respectively.

Financing fees in association with the line of credit of approximately $51,000 and $75,000 are net of accumulated amortization of approximately $90,000 and $66,000 at June 30, 2016 and December 31, 2015 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2016 and December 31, 2015, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2016, the interest rates on these loans ranged from 2.45% to 5.97%, payable in monthly installments aggregating approximately $850,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At June 30, 2016, the weighted average interest rate on the above mortgages was 4.59%. The effective rate of 4.68% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2016 are as follows:

2017—current maturities	$1,626,000
2018	1,817,000
2019	7,897,000
2020	4,329,000
2021	2,192,000
Thereafter	197,789,000
215,650,000
Less: unamortized deferred financing costs	(1,519,000)
$214,131,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of June 30, 2016, the credit line had a balance of $0.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $24,000 for the six months ended June 30, 2016.

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

The Partnership is in compliance with these covenants as of June 30, 2016.

   NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2016, amounts received for prepaid rents of approximately $1,905,000 are included in cash and cash equivalents, and security deposits of approximately $2,392,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2016, the Partnership announced the approval of quarterly distributions of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2016, and June 15, 2016, payable on March 31, 2016 and June 30, 2016, respectively, of $7.50 per unit and $0.25 per receipt. In July, 2016, the Partnership announced the approval of a quarterly distribution for the third quarter of 2016, of $7.50 per unit and $0.25 per receipt.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2016	2015
Net Income per Depositary Receipt	$0.59	$0.40
Distributions per Depositary Receipt	$0.50	$0.50

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2016 are as follows:

Class A	44,242
Class B	10,507
General Partnership	553
55,302

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2016, the Partnership has repurchased 1,352,427 Depositary Receipts at an average price of $26.81 per receipt (or $804.30 per underlying Class A Unit), 2,970 Class B Units and 156 General Partnership Units, both at an average price of $895.21 per Unit, totaling approximately $39,291,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2016, the Partnership purchased a total of 10,829 Depositary Receipts. The average price was $50.11 per receipt or $1,503.26 per unit. The total cost including commission was $558,723. The Partnership was required to repurchase 86 Class B Units and 5 General Partnership units at a cost of $128,874 and $6,783 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On June 9, 2015, a fire broke out at 12 Westgate Drive apartment complex in Woburn, MA, resulting in approximately 10 apartments being damaged which will remain unoccupied for an extended period. The Partnership has insurance coverage on both repairs and rental loss for the extended period until the apartments are available for rent, and has received approximately $714,000 from the insurance company to date, leaving an estimated insurance recovery receivable of approximately $155,000 at June 30, 2016, which is included in the insurance recovery receivable on the balance sheet.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2016, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2016 as follows:

Commercial
Property Leases
2017	$2,638,000
2018	2,235,000
2019	1,836,000
2020	1,201,000
2021	941,000
Thereafter	422,000
$9,273,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $304,000 and $345,000 for the six months ended June 30, 2016 and 2015 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2017	$505,659	20,639	7	17%
2018	408,902	13,175	9	14%
2019	311,883	9,634	10	11%
2020	708,151	24,259	9	25%
2021	614,715	24,741	5	21%
2022	210,892	10,824	3	7%
2023	—	—	—	0%
2024	157,443	4,771	1	5%
2025	—	—	—	0%
2026	—	—	—	0%
Totals	$2,917,645	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $517,000 and $373,000 at June 30, 2016 and December 31, 2015. Included in rents receivable at June 30, 2016 is approximately $118,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at June 30, 2016 also includes approximately $92,000 representing the deferral of rental concession primarily related to the residential properties.

For the six months ended June 30, 2016 rent at the commercial properties includes approximately $1,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2016 and 2015, cash paid for interest was approximately $4,947,000, and $4,753,000 respectively.  Cash paid for state income taxes was approximately $41,000 and $18,000 during the six months ended June 30, 2016 and 2015 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2016 and December 31, 2015, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2016 and December 31, 2015 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2016 and December 31, 2015, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2016 and December 31, 2015, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2016	*	$214,130,912	$235,857,841
At December 31, 2015	*	$194,500,820	$205,240,993
Investment Properties
At June 30, 2016	*	$134,906,750	$144,534,646
At December 31, 2015	*	$135,657,988	$142,512,272

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

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

While allowable accelerated tax depreciation deductions were extended, future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2012 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $84,018,000 at June 30, 2016. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of June 30, 2016, the balance of the mortgage is approximately $4,464,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. One unit was sold in the quarter ended June 30, 2016, with a gain on the sale of approximately $67,000. As of August 1, 2016, 2 units are still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of  $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. As of June 30, 2016, the balance of the mortgage is approximately $9,872,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan is 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. The balance of this mortgage is approximately $4,694,000 at June 30, 2016. This investment is referred to as Hamilton 1025, LLC.

On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan is 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. At June 30, 2016, the balance of this mortgage is approximately $5,170,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. As of June 30, 2016, the balance of the mortgage is approximately $16,769,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. As of June 30, 2016, the balance of the mortgage is approximately $9,920,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of June 30, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,233,823	$2,617,251	$6,607,281	$4,829,662	$241,741	$6,017,735	$6,200,372	$18,146,220	$93,105,409	$145,999,494
Cash & Cash Equivalents	111,271	42,323	183,078	288	28,695	4,943	170	172,519	1,096,874	1,640,161
Rent Receivable	46,713	—	8,347	18,732	2,400	12,257	—	13,230	81,431	183,110
Real Estate Tax Escrow	83,814	—	16,713	83,537	—	37,780	46,263	37,745	233,654	539,506
Prepaid Expenses & Other Assets	105,562	1,351	37,218	68,884	1,891	74,021	159,492	109,424	2,132,688	2,690,531
Total Assets	$8,581,183	$2,660,925	$6,852,637	$5,001,103	$274,727	$6,146,736	$6,406,297	$18,479,138	$96,650,056	$151,052,802
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,872,451	$—	$9,920,098	$4,693,693	$—	$4,463,701	$5,169,696	$16,768,914	$84,018,197	$134,906,750
Accounts Payable & Accrued Expense	54,553	850	67,207	28,749	1,395	9,232	57,401	130,506	636,852	986,745
Advance Rental Pmts & Security Deposits	196,372	—	259,754	89,470	2,373	98,765	110,976	357,657	3,027,025	4,142,392
Total Liabilities	10,123,376	850	10,247,059	4,811,912	3,768	4,571,698	5,338,073	17,257,077	87,682,074	140,035,887
Partners’ Capital	(1,542,193)	2,660,075	(3,394,422)	189,191	270,959	1,575,038	1,068,224	1,222,061	8,967,982	11,016,915
Total Liabilities and Capital	$8,581,183	$2,660,925	$6,852,637	$5,001,103	$274,727	$6,146,736	$6,406,297	$18,479,138	$96,650,056	$151,052,802
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,330,037	$—	$94,594	$135,479	$787,518	$534,111	$611,030	$3,587,193	7,079,962
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(771,097)	$—	$(1,697,210)	$—	$—	$—	$—	$—	$—	(2,468,307)
Total Investment in Unconsolidated Joint Ventures (Net)										$4,611,655
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through August 1, 2016	—	—	—	127	118	—	—	—	—	245
Unsold units	—	—	—	—	2	—	—	—	—	2
Unsold units with deposits for future sale as of August 1, 2016	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2016

+++++++++++++++++++++++++++++++
		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$767,917	$120,000	$724,962	$472,476	$27,690	$494,357	$491,754	$1,604,997	$7,411,976	$12,116,129
Laundry and Sundry Income	8,357	—	2,097	—	—	—	299	20,634	54,646	86,033
	776,274	120,000	727,059	472,476	27,690	494,357	492,053	1,625,631	7,466,622	12,202,162
Expenses
Administrative	20,096	889	16,198	2,745	2,984	5,870	2,600	20,131	97,201	168,714
Depreciation and Amortization	225,194	1,415	173,831	118,064	12,584	158,855	169,581	477,061	1,618,053	2,954,638
Management Fees	30,050	4,800	30,825	17,927	1,076	19,604	19,922	64,262	165,333	353,799
Operating	50,358	—	36,666	585	200	1,008	46,231	151,015	608,261	894,324
Renting	6,839	—	10,540	1,789	—	954	4,802	9,516	55,595	90,035
Repairs and Maintenance	76,084	3,150	29,334	155,898	13,569	200,605	110,941	227,253	593,075	1,409,909
Taxes and Insurance	115,308	30,602	64,423	86,209	7,071	83,979	59,499	255,822	733,758	1,436,671
	523,929	40,856	361,817	383,217	37,484	470,875	413,576	1,205,060	3,871,276	7,308,090
Income Before Other Income	252,345	79,144	365,242	89,259	(9,794)	23,482	78,477	420,571	3,595,346	4,894,072
Other Income (Loss)
Interest Expense	(141,647)	—	(199,009)	(138,688)	(59)	(130,978)	(152,347)	(383,871)	(2,434,648)	(3,581,247)
Interest Income	—	—	—	9	—	—	—	—	—	9
Gain on Sale of Real Estate	—	—	—	—	235,470	—	—	—	—	235,470
	(141,647)	—	(199,009)	(138,679)	235,411	(130,978)	(152,347)	(383,871)	(2,434,648)	(3,345,768)
Net Income (Loss)	$110,698	$79,144	$166,233	$(49,420)	$225,617	$(107,496)	$(73,870)	$36,700	$1,160,698	$1,548,304
Net Income (Loss)—NERA 50%	$55,349	$39,572	$83,117	$(24,710)	$112,809	$(53,748)	$(36,935)	$18,350		193,802
Net Income —NERA 40%									$464,280	464,280
										$658,082

Financial information for the three months ended June 30, 2016

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$369,120	$60,000	$358,043	$237,156	$11,025	$245,530	$243,193	$806,669	$3,694,670	$6,025,406
Laundry and Sundry Income	4,375	—	507	—	—	—	53	10,051	29,114	44,100
	373,495	60,000	358,550	237,156	11,025	245,530	243,246	816,720	3,723,784	6,069,506
Expenses
Administrative	4,545	464	6,211	1,319	1,085	3,890	1,293	8,623	47,931	75,361
Depreciation and Amortization	113,230	707	86,915	58,999	6,291	79,462	84,896	239,165	813,046	1,482,711
Management Fees	15,366	2,400	15,988	8,402	406	9,362	9,588	32,337	84,237	178,086
Operating	19,855	—	16,542	220	48	714	22,568	81,925	248,392	390,264
Renting	6,299	—	10,355	1,789	—	477	947	4,013	27,106	50,986
Repairs and Maintenance	42,149	3,150	12,627	78,417	5,551	100,814	57,281	131,233	329,444	760,666
Taxes and Insurance	57,873	15,431	30,407	43,260	2,855	42,070	30,075	128,012	365,599	715,582
	259,317	22,152	179,045	192,406	16,236	236,789	206,648	625,308	1,915,755	3,653,656
Income Before Other Income	114,178	37,848	179,505	44,750	(5,211)	8,741	36,598	191,412	1,808,029	2,415,850
Other Income (Loss)
Interest Expense	(71,039)	—	(99,505)	(69,173)	(11)	(65,065)	(76,031)	(191,988)	(1,214,929)	(1,787,741)
Interest Income	—	—	—	5		—	—	—	—	5
Gain on sale of real estate	—	—	—	—	67,462	—	—	—	—	67,462
	(71,039)	—	(99,505)	(69,168)	67,451	(65,065)	(76,031)	(191,988)	(1,214,929)	(1,720,274)
Net Income (Loss)	$43,139	$37,848	$80,000	$(24,418)	$62,240	$(56,324)	$(39,433)	$(576)	$593,100	$695,576
Net Income (Loss)—NERA 50%	$21,570	$18,924	$40,000	$(12,209)	$31,120	$(28,162)	$(19,717)	$(288)		51,238
Net Income —NERA 40%									$237,240	237,240
										$288,478

Future annual mortgage maturities at June 30, 2016 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
3/31/2017	$—	$162,063	$4,695,747	$4,467,678	$5,171,718	$—	$1,542,599	$16,039,805
3/31/2018	—	186,607	—	—	—	—	1,630,749	1,817,356
3/31/2019	—	193,959	—	—	—	—	1,723,938	1,917,897
3/31/2020	—	201,599	—	—	—	—	79,314,659	79,516,258
3/31/2021	—	209,541	—	—	—	—	—	209,541
Thereafter	10,000,000	9,046,231	—	—	—	16,900,000	—	35,946,231
	10,000,000	10,000,000	4,695,747	4,467,678	5,171,718	16,900,000	84,211,945	135,447,088
Less: unamortized deferred financing costs	(127,549)	(79,902)	(2,054)	(3,977)	(2,022)	(131,086)	(193,748)	(540,338)
	$9,872,451	$9,920,098	$4,693,693	$4,463,701	$5,169,696	$16,768,914	$84,018,197	$134,906,750

At June 30, 2016 the weighted average interest rate on the above mortgages was 5.08%. The effective rate was 5.16% including the amortization expense of deferred financing costs.

Summary financial information as of June 30, 2015

Financial information has been restated to conform to the current period reporting.

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,564,474	$2,620,081	$6,951,074	$5,039,485	$793,069	$6,288,296	$6,421,497	$19,007,097	$95,631,639	$151,316,712
Cash & Cash Equivalents	29,625	33,530	116,046	6,348	8,106	829	42,200	208,411	1,274,043	1,719,138
Rent Receivable	25,517	—	4,123	5,178	1,605	2,221	152	15,289	133,921	188,006
Real Estate Tax Escrow	123,085	—	17,330	72,812	—	56,520	39,006	94,677	264,746	668,176
Prepaid Expenses & Other Assets	92,967	—	51,470	54,129	19,977	55,989	43,472	82,262	1,940,068	2,340,334
Total Assets	$8,835,668	$2,653,611	$7,140,043	$5,177,952	$822,757	$6,403,855	$6,546,327	$19,407,736	$99,244,417	$156,232,366
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,020,648	$1,959,763	$9,913,439	$4,762,744	$—	$4,528,267	$5,246,816	$16,752,864	$85,322,594	$136,507,135
Accounts Payable & Accrued Expense	59,786	5,308	64,628	27,358	20,207	14,768	47,865	154,122	724,526	1,118,568
Advance Rental Pmts& Security Deposits	199,886	—	230,492	97,276	5,810	95,435	96,548	337,614	2,800,624	3,863,685
Total Liabilities	8,280,320	1,965,071	10,208,559	4,887,378	26,017	4,638,470	5,391,229	17,244,600	88,847,744	141,489,388
Partners’ Capital	555,348	688,540	(3,068,516)	290,574	796,740	1,765,385	1,155,098	2,163,136	10,396,673	14,742,978
Total Liabilities and Capital	$8,835,668	$2,653,611	$7,140,043	$5,177,952	$822,757	$6,403,855	$6,546,327	$19,407,736	$99,244,417	$156,232,366
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$277,674	$344,270	$—	$145,287	$398,370	$882,693	$577,549	$1,081,568	$4,158,667	$7,866,077
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,534,258)	$—	$—	$—	$—	$—	$—	(1,534,258)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,331,819
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May 1, 2015	—	—	—	127	113	—	—	—	—	240
Unsold units	—	—	—	—	7	—	—	—	—	7
Unsold units with deposits for future sale as of May 1, 2015	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2015

Financial information has been restated to conform to the current period reporting.

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$721,908	$145,045	$678,276	$477,428	$59,468	$487,086	$467,474	$1,524,128	$7,061,280	$11,622,093
Laundry and Sundry Income	2,492	—	323	—	—	—	—	22,446	44,078	69,339
	724,400	145,045	678,599	477,428	59,468	487,086	467,474	1,546,574	7,105,358	11,691,432
Expenses
Administrative	8,306	1,008	14,381	3,162	4,674	3,624	2,693	19,935	104,634	162,417
Depreciation and Amortization	216,187	1,415	184,256	117,548	17,974	156,110	161,510	475,090	1,602,615	2,932,705
Management Fees	31,737	5,802	29,240	18,831	2,323	19,432	19,445	61,054	155,624	343,488
Operating	58,763	—	51,186	348	205	708	46,482	184,893	729,806	1,072,391
Renting	6,721	—	9,105	—	—	2,350	4,746	3,401	33,213	59,536
Repairs and Maintenance	66,434	—	19,062	155,388	23,876	186,217	32,764	182,482	540,177	1,206,400
Taxes and Insurance	106,875	26,844	59,877	85,895	10,936	76,225	61,971	166,301	733,913	1,328,837
	495,023	35,069	367,107	381,172	59,988	444,666	329,611	1,093,156	3,899,982	7,105,774
Income Before Other Income	229,377	109,976	311,492	96,256	(520)	42,420	137,863	453,418	3,205,376	4,585,658
Other Income (Loss)
Interest Expense	(245,523)	(31,401)	(199,268)	(139,954)	(214)	(132,420)	(153,541)	(381,729)	(2,458,592)	(3,742,642)
Interest Income	—	—		8		—	—	—		8
Other Income ( Expense)	—	—		—	(125)	—	—	97	—	(28)
	(245,523)	(31,401)	(199,268)	(139,946)	(339)	(132,420)	(153,541)	(381,632)	(2,458,592)	(3,742,662)
Net Income (Loss)	$(16,146)	$78,575	$112,224	$(43,690)	$(859)	$(90,000)	$(15,678)	$71,786	$746,784	$842,996
Net Income (Loss)—NERA 50%	$(8,073)	$39,287	$56,111	$(21,845)	$(430)	$(45,000)	$(7,839)	$35,893		48,106
Net Income —NERA 40%									$298,714	298,714
										$346,820

Financial information for the three months ended June 30, 2015

Financial information has been restated to conform to the current period reporting.

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$362,007	$72,523	$342,800	$237,028	$30,173	$236,513	$233,578	$762,855	$3,572,475	$5,849,952
Laundry and Sundry Income	—	—	—	—	—	—	—	11,805	24,833	36,638
	362,007	72,523	342,800	237,028	30,173	236,513	233,578	774,660	3,597,308	5,886,590
Expenses
Administrative	4,369	425	6,620	1,170	1,895	1,809	1,069	10,660	52,304	80,321
Depreciation and Amortization	108,848	707	92,128	58,777	8,988	78,372	80,984	238,342	802,224	1,469,370
Management Fees	16,392	2,901	15,131	9,391	1,049	9,937	9,620	30,974	80,673	176,068
Operating	21,230	—	11,114	223	181	44	13,935	46,638	274,150	367,515
Renting	6,221	—	2,760	—	—	—	1,003	1,636	16,920	28,540
Repairs and Maintenance	40,751	—	13,075	78,891	12,390	101,359	17,640	98,321	323,559	685,986
Taxes and Insurance	53,458	13,423	29,941	42,844	5,056	38,394	31,013	82,793	372,658	669,580
	251,269	17,456	170,769	191,296	29,559	229,915	155,264	509,364	1,922,488	3,477,380
Income Before Other Income	110,738	55,067	172,031	45,732	614	6,598	78,314	265,296	1,674,820	2,409,210
Other Income (Loss)
Interest Expense	(123,160)	(15,734)	(99,667)	(70,209)	(104)	(66,366)	(77,058)	(191,906)	(1,233,713)	(1,877,917)
Interest Income	—	—	—	1	—	—	—	—	—	1
Gain on sale of Real Estate	—	—	—	—		—	—	96	—	96
	(123,160)	(15,734)	(99,667)	(70,208)	(104)	(66,366)	(77,058)	(191,810)	(1,233,713)	(1,877,820)
Net Income (Loss)	$(12,422)	$39,333	$72,364	$(24,476)	$510	$(59,768)	$1,256	$73,486	$441,107	$531,390
Net Income (Loss)—NERA 50%	$(6,211)	$19,667	$36,182	$(12,238)	$255	$(29,884)	$628	$36,743		45,142
Net Income —NERA 40%									$176,445	176,445
										$221,586

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

In March 2016, the FASB issued ASU 2016-07, which eliminates a requirement for the retroactive adjustment on a step by step basis of the investment, results of operations, and retained earnings as if the equity method had been effective during all previous periods that the investment had been held when an investment qualifies for equity method accounting due to an increase in the level of ownership or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. This guidance is to be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2016-07 will have no significant impact on the Partnership’s consolidated financial statements.

NOTE 16. SUBSEQUENT EVENTS

On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of its mortgage. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction.

The Partnership is in the process of selling a single house with a parcel of land at Hamilton Green for $1 million.  The sale is expected to be completed by August 5, 2016, with the proceeds to be used to pay down the mortgage on the property.

Management is actively reviewing its mortgage exposure and anticipates lowering its borrowing costs at Hamilton Minuteman, LLC (a Joint Venture Property).  Management has secured 15 years of interest only debt at $6 million at a rate of 3.64% versus the current rate of 5.67%. This loan is expected to close in the third quarter of 2016.

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

The second quarter performance is consistent with Management’s expectations as noted in the first quarter Form 10-Q.  Revenue growth for the 1st and 2nd quarters has come from both the previous year’s rental cycle rent increases and the purchase of The Residences at Captain Parkers last fall.  Excluding this purchase, revenue has grown by 5.0% and is anticipated to grow by this amount for the balance of the year compared to last year.  The portfolio continues to experience high occupancy and tenant retention.  Renewal rent increases are averaging 3-5% and turnover increases of similar amounts are contributing to the revenue growth for 2016. Consolidated revenue growth was 10.4%, of which 5.0% came from same store operations.  A decline in energy costs and the mild winter have contributed to improved Operating expenses for the past six months as compared to the same period last year. Removing Depreciation and Amortization from Operating expenses, and Same Store Operating expenses actually remain approximately the same as the same previous six month period.  Management anticipates some leasing expense pressure in the urban portfolio for the 3rd and 4th quarters but sees no overall pressure on Operating expenses for the balance of the year. The Portfolio’s locations and curb appeal are benefiting from a stronger local employment base versus the national average.  Management does not anticipate the performance of the Partnership holdings to abate for the balance of 2016, expecting similar quarter over quarter revenue gains as previously experienced during 2015.

Management is actively reviewing its mortgage exposure and anticipates lowering its borrowing costs at Hamilton Minuteman, LLC (a Joint Venture Property).  Management has secured 15 years of interest only debt at $6 million at a rate of 3.64% versus the current rate of 5.67%. This loan is expected to close in the third quarter of 2016.

Management has also begun to market the remaining condominiums at Hamilton Bay, LLC and Hamilton 1025, LLC.  Management expects a complete sellout over the next two years as the residential leases mature.  It is expected that the unit sale prices will exceed previous unit sales when the buildings were converted 10 years ago.  Given the free prepay period negotiated initially in the debt financing, Hamilton 1025, LLC retired the $4,693,693 in debt that had a pay rate of 5.67% on July 8, 2016.

The Partnership purchased a 94 unit apartment complex in Lexington, Residences at Captain Parkers, for $31.6 million in the third quarter of 2015.  Management’s expectations on revenue, operating expenses and returns on capital improvements made in the fourth quarter are being met and the property will be contributing to the Partnership’s cash flow as anticipated.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,352,427 Depositary Receipts through June 30, 2016 or approximately 32% of the outstanding Class A Depositary Receipts.  During the second quarter, the Partnership did not purchase any Depositary Receipts.

At August 1, 2016, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 42% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2016, tenant renewals were approximately 66% with an average rental increase of approximately 5.1%, new leases accounted for approximately 34% with rental rate increases of approximately 5.9%. During the six months ended June 30, 2016, leasing commissions were approximately $101,000 compared to approximately $100,000 for the six months ended June 30, 2015, an increase of approximately $1,000 (1.0%) from 2015. Tenant concessions were approximately $33,000 for the six months ended June 30, 2016, compared to approximately $47,000 for the six months ended June 30, 2015, a decrease of approximately $14,000 (29.8%).  Tenant improvements were approximately $1,145,000 for the six months ended June 30, 2016, compared to approximately $1,196,000 for the six months ended June 30, 2015, a decrease of approximately $51,000 (4.3%).

Hamilton accounted for approximately 5.2% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2016 and 6.5% during the six months ended June 30, 2015. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $102,000 (86.4%) and approximately $109,000 (77.6%) of the legal services paid for by the Partnership during the six months ended June 30, 2016 and 2015, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2016, Hamilton provided the Partnership approximately $128,000 in construction and architectural services, compared to approximately $62,000 for the six months ended June 30, 2015.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2016 and 2015, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first six months of 2016.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 and June 30, 2015

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and expense of approximately $3,235,000 during the three months ended June 30, 2016, compared to approximately $3,251,000 for the three months ended June 30, 2015, a decrease of approximately $16,000 (0.5%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2016	August 1, 2015
Residential
Units	2,525	2,431
Vacancies	75	84
Vacancy rate	3.0%	3.5%
Commercial
Total square feet	108,043	108,043
Vacancy	1,950	—
Vacancy rate	1.8%	0.0%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2016		2015
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$12,136	$12,136	$10,948	$10,948
Residential percentage	93%	93%	92%	92%
Commercial percentage	7%	7%	8%	8%
Contingent rentals	$146	$146	$163	$163

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015:

	Three Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change
Revenues
Rental income	$12,136,355	$10,948,498	$1,187,857	10.8%
Laundry and sundry income	117,909	112,920	4,989	4.4%
	12,254,264	11,061,418	1,192,846	10.8%
Expenses
Administrative	455,160	487,233	(32,073)	(6.6%)
Depreciation and amortization	3,060,994	2,477,497	583,497	23.6%
Management fee	501,288	465,716	35,572	7.6%
Operating	1,069,692	908,112	161,580	17.8%
Renting	155,962	155,274	688	0.4%
Repairs and maintenance	2,193,186	1,822,707	370,479	20.3%
Taxes and insurance	1,583,385	1,450,928	132,457	9.1%
	9,019,667	7,767,467	1,252,200	16.1%
Income Before Other Income (Expense)	3,234,597	3,293,951	(59,354)	(1.8%)
Other Income (Expense)
Interest income	203	168	35	20.8%
Interest expense	(2,542,692)	(2,419,248)	(123,444)	5.1%
Income from investments in unconsolidated joint ventures	288,478	221,586	66,892	30.2%
	(2,254,011)	(2,197,494)	(56,517)	2.6%
Net Income	$980,586	$1,096,457	$(115,871)	(10.6%)

Rental income for the three months ended June 30, 2016 was approximately $12,136,000, compared to approximately $10,948,000 for the three months ended June 30, 2015, an increase of approximately $1,188,000 (10.8%). The factors that can be attributed to this increase are as follows: the acquisition of Captain Parker resulted in an increase in rental income of approximately $ 601,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, School Street, 1144 Commonwealth Avenue, 62 Boylston Street, Hamilton Oaks, Executive Apartments, Westside Colonial and Westgate with increases of approximately $68,000, $65,000, $61,000, $49,000, $48,000, $46,000 and $42,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2016 were approximately $9,020,000 compared to approximately $7,767,000 for the three months ended June 30, 2015, an increase of approximately $1,252,000 (16.1%). The operating expenses associated with the acquisition of Captain Parker were approximately $708,000 for the three months ended June 30, 2016.  Excluding Captain Parker, operating expenses increased approximately $545,000 (7.0%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $ 279,000 (15.3%) due to continued maintenance at the properties, an increase in depreciation and amortization of approximately $123,000 (5.0%), and an increase in operating expenses of approximately $106,000 (11.7%).

Interest expense for the three months ended June 30, 2016 was approximately $2,543,000 compared to approximately $2,419,000 for the three months ended June 30, 2015, an increase of approximately $123,000 (5.1%).  Approximately $129,000 of this increase represents the interest on the mortgage on Captain Parker.

At June 30, 2016, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $288,000 for the three months ended June 30, 2016, compared to net income of approximately $221,000 for the three months ended June 30, 2015,  an increase in income of approximately $67,000 (30.3%). This increase is primarily due to an increase in rental revenue of approximately $175,000, and a gain of approximately $67,000 on the sale of one unit at Hamilton Bay LLC for the three months ended June 30, 2016, compared to no gain for the three months ended June 30, 2015. Included in the income for the three months ended June 30, 2016 is depreciation and amortization expense of approximately $1,483,000. The allocable income for the three months ended June 30, 2016 from the investment in Dexter Park is approximately $237,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2016 was approximately $ 981,000 compared to income of approximately $1,096,000 for the three months ended June 30, 2015, a decrease in income of approximately $116,000 (10.6%).

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and expense of approximately $6,649,000 during the six months ended June 30, 2016, compared to approximately $5,982,000 for the six months ended June 30, 2015, an increase of approximately $667,000 (11.2%).

	Six Months Ended June 30,		Dollar	Percent
	2016	2015	Change	Change
Revenues
Rental income	$24,209,211	$21,921,289	$2,287,922	10.4%
Laundry and sundry income	228,341	215,649	12,692	5.9%
	24,437,552	22,136,938	2,300,614	10.4%
Expenses
Administrative	953,416	1,020,310	(66,894)	(6.6%)
Depreciation and amortization	6,088,148	4,919,024	1,169,124	23.8%
Management fee	1,001,495	916,419	85,076	9.3%
Operating	2,493,937	2,994,297	(500,360)	(16.7%)
Renting	243,226	221,201	22,025	10.0%
Repairs and maintenance	3,820,886	3,169,921	650,965	20.5%
Taxes and insurance	3,187,255	2,913,904	273,351	9.4%
	17,788,363	16,155,076	1,633,287	10.1%
Income Before Other Income ( Expense)	6,649,189	5,981,862	667,327	11.2%
Other Income (Expense)
Interest income	405	362	43	11.9%
Interest (expense)	(5,096,325)	(4,822,928)	(273,397)	5.7%
Income from investments in unconsolidated joint ventures	658,082	346,820	311,262	89.7%
	(4,437,838)	(4,475,746)	37,908	(0.8%)
Net Income	$2,211,351	$1,506,116	$705,235	46.8%

Rental income for the six months ended June 30, 2016 was approximately $24,209,000, compared to approximately $21,921,000 for the six months ended June 30, 2015, an increase of approximately $2,288,000 (10.4%). The factors that can be attributed to this increase are as follows: the acquisition of Captain Parker resulted in an increase in rental income of approximately $1,198,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 1144 Commonwealth Avenue, 62 Boylston Street, School Street, Hamilton Oaks, Redwood Hills, Westside Colonial and Executive apartments  with increases of approximately $152,000, $126,000, $117,000, $109,000, $89,000,  $88,000 and $71,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2016 were approximately $17,788,000 compared to approximately $16,155,000 for the six months ended June 30, 2015, an increase of approximately $ 1,633,000, (10.1%). The operating expenses associated with the acquisition of Captain Parker were approximately $1,397,000 for the six months ended June 30, 2016.  Excluding Captain Parker, operating expenses increased approximately $230,000 (1.4%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $510,000 (16.1%), due to continued maintenance at the properties, an increase in depreciation and amortization of approximately $253,000 (5.2%), and an increase in taxes and insurance of approximately $135,000 (4.6%), partially offset by a decrease in operating expenses of approximately $ 636,000 (21.2%) due to a decrease in snow removal costs.

Interest expense for the six months ended June 30, 2016 was approximately $5,096,000 compared to approximately $4,823,000 for the six months ended June 30, 2015, an increase of approximately $273,000 (5.7%).  Approximately $249,000 of this increase represents the interest on the mortgage on Captain Parker.

At June 30, 2016, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $658,000 for the six months ended June 30, 2016, compared to net income of approximately $347,000 for the six months ended June  30, 2015,  an increase in income of approximately $311,000 (89.7%). This increase is primarily due to an increase in rental revenue of approximately $494,000, and a gain of approximately $235,000 on the sale of three units at Hamilton Bay LLC for the six months ended June 30, 2016, partially offset by an increase in operating expenses of approximately $202,000. Included in the income for the six months ended June 30, 2016 is depreciation and amortization expense of approximately $2,955,000. The allocable income for the six months ended June 30, 2016 from the investment in Dexter Park is approximately $464,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2016 was approximately $2,211,000 compared to income of approximately $1,506,000 for the six months ended June 30, 2015, an increase in income of approximately $705,000 (46.8%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2016 was the collection of rents and the proceeds from the mortgage for Captain Parker. The Partnership’s principal source of cash in 2015 was the collection of rents. The majority of cash and cash equivalents of $7,890,008 at June 30, 2016 and $10,298,186 at December 31, 2015 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $2,408,178 for the six months ended June 30, 2016 is summarized as follows:

	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$6,818,246	$6,269,166
Cash (used in) investing activities	(1,194,298)	(1,034,125)
Cash (used in) financing activities	(5,463,896)	(65,804)
Repurchase of Depositary Receipts, Class B and General Partner Units	(694,380)	(1,879,001)
Distributions paid	(1,873,850)	(1,899,885)
Net (decrease) increase in cash and cash equivalents	$(2,408,178)	$1,390,351

The increase in cash provided by operating activities is primarily due to an increase in rent collections and a decrease in cash operating expenses. The increase in cash used in investing activities is due to an increase in the improvements to rental properties in 2016 compared to the same period in 2015. The change in cash used in financing activities is due to the paydown of the $25,000,000 outstanding line of credit, partially offset by the proceeds of the mortgage on Captain Parker, and the payment of mortgage notes payable. During the six months ended June 30, 2016, the Partnership purchased 10,829 Depositary Receipts for an average price of $50.11 for a total cost of $558,723; 86 Class B Units for a cost of $128,874 and 5 General Partnership Units for a cost of $6,783, for a total cost of $694,380.

During 2016, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,772,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Captain Parker, Hamilton Oaks, 62 Boylston Street, Westside Colonial, North Beacon Street, and Hamilton Green at a cost of approximately $621,000, $401,000, $392,000, $281,000, $155,000 and $120,000 respectively. The Partnership plans to invest approximately $583,000 in additional capital improvements in 2016.

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

During the six months ended June 30, 2016 the Partnership received distributions of approximately $1,631,000 from the investment properties. For the six months ended June 30, 2015, the Partnership received distributions of approximately $1,419,000 from the investment properties. Included in these distributions is the amount from Dexter Park of approximately $740,000 and $780,000 for the six months ended June 30, 2016 and 2015 respectively.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2016, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2016, our proportionate share of the non-recourse debt related to these investments was approximately $59,052,000. See Note 14 to the Consolidated Financial Statements.

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

As of June 30, 2016, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $349,000,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,071,000 (without taking out unamortized deferred financing costs) as of June 30, 2016 ranged from LIBOR plus 201 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $251,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2016 would be approximately $19 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the second quarter of 2016:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

April 1-30, 2016	$—	—	647,573
May 1-31, 2016	$—	—	647,573
June 1-30, 2016	$—	—	647,573
Total		—

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

The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2016, the Partnership has repurchased 1,352,427 depositary Receipts at an average price of $26.81per receipt (or $804.30 per underlying Class A Unit), 2,970 Class B Units and 156 General Partnership Units, both at an average price of $895.21per Unit, totaling approximately $39,291,000 including brokerage fees paid by the Partnership.

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
Dated: August 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	August 5, 2016
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	August 5, 2016
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 5, 2016
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 5, 2016
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	August 5, 2016
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).