Form 10-Q
period 2016-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2016-11-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 99,928 of the registrant’s Class A units (2,997,831 Depositary Receipts) of limited partnership issued and outstanding and 23,735 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Rental Properties	$170,852,153	$176,697,314
Cash and Cash Equivalents	7,873,583	10,298,186
Rents Receivable	635,768	433,744
Insurance Recovery Receivable	154,864	345,645
Real Estate Tax Escrows	418,346	370,981
Prepaid Expenses and Other Assets	3,837,685	4,762,535
Investments in Unconsolidated Joint Ventures	8,970,289	7,819,162
Total Assets	$192,742,688	$200,727,567
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	213,089,003	194,500,820
Notes Payable	—	25,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,481,546	2,288,090
Accounts Payable and Accrued Expenses	2,880,180	4,640,767
Advance Rental Payments and Security Deposits	5,185,970	5,108,843
Total Liabilities	223,636,699	231,538,520
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,923 and 125,374 units outstanding in 2016 and 2015 respectively	(30,894,011)	(30,810,953)
Total Liabilities and Partners’ Capital	$192,742,688	$200,727,567

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Rental income	$12,273,589	$11,116,471	$36,482,801	$33,037,761
Laundry and sundry income	98,292	93,503	326,633	309,151
	12,371,881	11,209,974	36,809,434	33,346,912
Expenses
Administrative	524,293	502,177	1,477,708	1,528,710
Depreciation and amortization	3,079,368	2,608,748	9,167,516	7,527,772
Management fee	511,730	453,178	1,513,226	1,369,597
Operating	995,787	803,753	3,489,724	3,798,050
Renting	301,696	199,980	544,923	421,181
Repairs and maintenance	2,364,364	2,006,298	6,185,250	5,176,219
Taxes and insurance	1,496,807	1,258,025	4,684,062	4,171,930
	9,274,045	7,832,159	27,062,409	23,993,459
Income Before Other Income (Expense)	3,097,836	3,377,815	9,747,025	9,353,453
Other Income (Expense)
Interest income	305	1,055	710	1,393
Interest expense	(2,553,771)	(2,476,767)	(7,650,096)	(7,299,695)
Income from investments in unconsolidated joint ventures	562,584	177,890	1,220,666	524,710
Gain on sale of real estate	103,793	—	103,793	—
Other Income (Expense)	—	(6,247)	—	—
	(1,887,089)	(2,304,069)	(6,324,927)	(6,773,592)
Net Income	$1,210,747	$1,073,746	$3,422,098	$2,579,861

Net Income per Unit	$9.69	$8.51	$27.38	$20.37

Weighted Average Number of Units Outstanding	124,923	126,199	124,995	126,636

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2015	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(2,276,458)	(540,659)	(28,456)	(2,845,573)
Stock Buyback	—	—	—	—	1,677	(1,677)	(2,018,329)	(472,845)	(24,887)	(2,516,061)
Net Income	—	—	—	—	—	—	2,063,889	490,174	25,798	2,579,861
Balance September 30, 2015	144,180	34,243	1,802	180,225	54,249	125,976	$(24,141,386)	$(5,707,665)	$(300,404)	$(30,149,455)

Balance January 1, 2016	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—	—	—	(2,248,621)	(534,047)	(28,108)	(2,810,776)
Stock Buyback	—	—	—	—	451	(451)	(558,723)	(128,874)	(6,783)	(694,380)
Net Income	—	—	—	—	—	—	2,737,678	650,199	34,221	3,422,098
Balance September 30, 2016	144,180	34,243	1,802	180,225	55,302	124,923	$(24,743,201)	$(5,843,270)	$(307,540)	$(30,894,011)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$3,422,098	$2,579,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,167,516	7,527,772
Amortization of deferred financing costs	141,122	128,300
(Income) from investments in joint ventures	(1,220,666)	(524,710)
Gain on sale of real estate	(103,793)	—
Change in operating assets and liabilities
(Increase) in rents receivable	(202,024)	(35,801)
(Decrease) Increase in accounts payable and accrued expense	(1,760,588)	1,527,755
Decrease (Increase) in insurance recovery receivable	190,781	(412,502)
(Increase) in real estate tax escrow	(47,365)	(13,307)
Decrease (Increase) in prepaid expenses and other assets	498,350	(1,368,299)
Increase in advance rental payments and security deposits	77,127	186,825
Total Adjustments	6,740,460	7,016,033
Net cash provided by operating activities	10,162,558	9,595,894
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	2,346,829	2,074,993
Distribution in excess of investment in unconsolidated joint ventures	360,000	873,545
(Investment) in unconsolidated joint ventures	(2,443,829)	(1,128,538)
Improvement of rental properties	(3,564,402)	(4,669,977)
Purchase of Rental Property	—	(6,144,710)
Net proceeds from the sale of real estate	772,336	—
Net cash (used in) investing activities	(2,529,066)	(8,994,687)
Cash Flows from Financing Activities
Payment of financing costs	(174,718)	—
Proceeds of mortgage notes payable	20,071,000	—
Payment of note payable	(25,000,000)	—
Principal payments of mortgage notes payable	(1,449,221)	(98,718)
Stock buyback	(694,380)	(2,516,061)
Distributions to partners	(2,810,776)	(2,845,573)
Net cash (used in) financing activities	(10,058,095)	(5,460,352)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,424,603)	(4,859,145)
Cash and Cash Equivalents, at beginning of period	10,298,186	14,015,898
Cash and Cash Equivalents, at end of period	$7,873,583	$9,156,753

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 9 residential and mixed use properties consisting of 778 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $141,000 and $128,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2016 or 2015. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2016, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At September 30, 2016 and December 31, 2015, respectively approximately $9,241,000, and $11,592,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $154,105 and $106,482 for the nine months ended September 30, 2016 and 2015, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2016 and 2015 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2016, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2016, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2016 with a total of 778 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

On August 3, 2016, Hamilton Green Apartments, LLC sold a single family house contiguous with its apartment complex in Andover, Massachusetts.  The sale price of the property was $1,000,000 with closing costs of $227,663 and a cost basis of $668,544 resulting in a gain on the sale of $103,793.  Included in the closing costs is a mortgage prepayment penalty of $187,905.  The proceeds from the sale were used to reduce the principal amount on the apartment complex’s mortgage.

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

Rental properties consist of the following:

	September 30, 2016	December 31, 2015	Useful Life
Land, improvements and parking lots	$52,610,465	$52,852,877	15	-	40	years
Buildings and improvements	173,161,839	172,277,299	15	-	40	years
Kitchen cabinets	8,919,826	8,493,696	5	-	10	years
Carpets	8,039,112	7,361,966	5	-	10	years
Air conditioning	718,531	718,531	5	-	10	years
Laundry equipment	244,771	244,771	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	10,125,881	9,502,977	5	-	7	years
Motor vehicles	169,076	130,563			5	years
Fences	42,565	38,115	5	-	15	years
Furniture and fixtures	8,339,939	7,855,351	5	-	7	years
Smoke alarms	216,827	216,827	5	-	7	years
Total fixed assets	264,172,757	261,276,898
Less: Accumulated depreciation	(93,320,604)	(84,579,584)
	$170,852,153	$176,697,314

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,513,000 and $1,370,000 for the nine months ended September 30, 2016 and 2015, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2016 and 2015, approximately $772,000 and $719,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2016 expenses referred to above, approximately $286,000 consisted of repairs and maintenance, $261,000 of administrative expense and $67,000 for commercial brokerage fees. Approximately $158,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2016, the Hamilton Company received approximately $635,000 from the Investment Properties of which approximately $521,000 was the management fee, approximately $41,000 was for maintenance services, approximately $27,000 was for administrative services and $46,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,212,000 and $2,145,000 for the nine months ended September 30, 2016 and 2015, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2016 and 2015.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2016 and 2015, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the nine months ended September 30, 2016 and 2015 this individual received fees of $56,250.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,309,000, and $2,257,000 of security deposits are included in prepaid expenses and other assets at September 30, 2016 and December 31, 2015, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2016 and December 31, 2015 is approximately $395,000 and $801,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Hamilton Green and the Residence at Captain Parkers are included in prepaid expenses and other assets.  Intangible assets are approximately $16,000 net of accumulated amortization of approximately $2,241,000 and approximately $382,000 net of accumulated amortization of approximately $1,875,000 at September 30, 2016 and December 31, 2015, respectively.

Financing fees in association with the line of credit of approximately $40,000 and $75,000 are net of accumulated amortization of approximately $101,000 and $66,000 at September 30, 2016 and December 31, 2015 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2016 and December 31, 2015, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2016, the interest rates on these loans ranged from 2.51% to 5.97%, payable in monthly installments aggregating approximately $976,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At September 30, 2016, the weighted average interest rate on the above mortgages was 4.60%. The effective rate of 4.69% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2016 are as follows:

2017—current maturities	$1,747,000
2018	7,823,000
2019	1,903,000
2020	4,321,000
2021	2,312,000
Thereafter	196,455,000
214,561,000
Less: unamortized deferred financing costs	(1,472,000)
$213,089,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of September 30, 2016, the credit line had no outstanding balance.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $37,000 for the nine months ended September 30, 2016.

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

The Partnership is in compliance with these covenants as of September 30, 2016.

   NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2016, amounts received for prepaid rents of approximately

$1,851,000 are included in cash and cash equivalents, and security deposits of approximately $2,309,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2016, the Partnership announced the approval of quarterly distributions of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2016, June 15, 2016, and September 15, 2016, payable on March 31, 2016, June 30, 2016, and September 30, 2016, respectively, of $7.50 per unit and $0.25 per receipt.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2016	2015
Net Income per Depositary Receipt	$0.91	$0.68
Distributions per Depositary Receipt	$0.75	$0.75

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2016 are as follows:

Class A	44,242
Class B	10,507
General Partnership	553
55,302

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). On January 15, 2008, the General Partner authorized an increase in the Repurchase Program from 300,000 to 600,000 Depositary Receipts. On January 30, 2008 the General Partner authorized an increase the Repurchase Program from 600,000 to 900,000 Depositary Receipts. On March 6, 2008, the General Partner authorized the increase in the total number of Depositary Receipts that could be repurchased pursuant to the Repurchase Program from 900,000 to 1,500,000. On August 8, 2008, the General Partner re- authorized and renewed the Repurchase Program for an additional 12-month period ended August 19, 2009. On March 22, 2010, the General Partner re-authorized and renewed the Repurchase Program that expired on August 19, 2009. Under the terms of the renewed Repurchase Program, the Partnership may purchase up to 1,500,000 Depositary Receipts from the start of the program in 2007 through March 31, 2015. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2016, the Partnership has repurchased 1,352,427 Depositary Receipts at an average price of $26.81 per receipt (or $804.30 per underlying Class A

Unit), 2,970 Class B Units and 156 General Partnership Units, both at an average price of $895.21 per Unit, totaling approximately $39,291,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2016, the Partnership purchased a total of 10,829 Depositary Receipts. The average price was $50.11 per receipt or $1,503.26 per unit. The total cost including commission was $558,723. The Partnership was required to repurchase 86 Class B Units and 5 General Partnership units at a cost of $128,874 and $6,783 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On June 9, 2015, a fire broke out at 12 Westgate Drive apartment complex in Woburn, MA, resulting in approximately 10 apartments being damaged which will remain unoccupied for an extended period. The Partnership has insurance coverage on both repairs and rental loss for the extended period until the apartments are available for rent, and has received approximately $714,000 from the insurance company to date, leaving an estimated insurance recovery receivable of approximately $155,000 at September 30, 2016, which is included in the insurance recovery receivable on the balance sheet.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2016, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2016 as follows:

Commercial
Property Leases
2017	$2,434,000
2018	2,066,000
2019	1,634,000
2020	1,065,000
2021	763,000
Thereafter	356,000
$8,318,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $444,000 and $521,000 for the nine months ended September 30, 2016 and 2015 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 22% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2017	$577,694	25,179	11	20%
2018	367,293	11,507	7	13%
2019	707,687	25,029	13	24%
2020	215,165	6,409	5	8%
2021	784,588	34,248	6	28%
2022	30,600	900	1	1%
2023	—	—	—	0%
2024	157,443	4,771	1	6%
2025	—	—	—	0%
2026	—	—	—	0%
Totals	$2,840,470	108,043	44	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $666,000 and $373,000 at September 30, 2016 and December 31, 2015. Included in rents receivable at September 30, 2016 is approximately $115,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street in Boston, Massachusetts.

Rents receivable at September 30, 2016 also includes approximately $111,000 representing the deferral of rental concession primarily related to the residential properties.

For the nine months ended September 30, 2016 rent at the commercial properties includes approximately $2,000 of amortization of deferred rents arising from the fair values assigned to in-place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2016 and 2015, cash paid for interest was approximately $7,457,000, and $7,214,000 respectively.  Cash paid for state income taxes was approximately $42,000 and $19,000 during the nine months ended September 30, 2016 and 2015 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2016 and December 31, 2015, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2016 and December 31, 2015 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2016 and December 31, 2015, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2016 and December 31, 2015, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2016	*	$213,089,003	$231,415,786
At December 31, 2015	*	$194,500,820	$205,240,993
Investment Properties
At September 30, 2016	*	$130,551,992	$138,000,688
At December 31, 2015	*	$135,657,988	$142,512,272

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income of approximately $2,106,000 was approximately $1,667,000 less than statement income for the year ended December 31, 2015. The primary reason for the difference is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership’s real estate at December 31, 2015 is approximately $7,000,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,500,000 less than statement basis because of accelerated depreciation. Taxable income for 2016 is expected to exceed financial statement income, primarily due to a change in taxable depreciation expense.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2012 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage is approximately $83,686,000 at September 30, 2016. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Partnership sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Partnership refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of September 30, 2016, the balance of the mortgage is approximately $4,447,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Partnership refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. One unit was sold in the quarter ended September 30, 2016, with a gain on the sale of approximately $100,000. As of November 1, 2016, one unit is still owned by the Partnership. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. As of September 30, 2016, the balance of the mortgage is approximately $9,876,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. This investment is referred to as Hamilton 1025, LLC.

Hamilton 1025 LLC started to sell the 48 remaining residential condominium units in the third quarter of 2016. Six units were sold in the quarter ended September 30, 2016 with a gain on the sales of approximately $802,000. As of November 4, 2016, three units are under purchase and sales agreements and the Partnership still owns 43 units.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10 year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was a 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place.

In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. As of September 30, 2016, the balance of the mortgage is approximately $16,773,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. As of September 30, 2016, the balance of the mortgage is approximately $9,892,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of September 30, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,129,487	$2,616,545	$6,521,385	$4,074,383	$124,752	$5,956,617	$6,206,120	$17,972,191	$92,473,236	$144,074,716
Cash & Cash Equivalents	142,274	52,323	199,544	155,921	97,332	1,121	89,502	100,273	1,036,851	1,875,141
Rent Receivable	49,547	—	18,009	35,302	3,000	15,687	980	20,473	288,807	431,805
Real Estate Tax Escrow	81,827	—	45,014	659,841	171	44,049	37,762	135,659	216,881	1,221,204
Prepaid Expenses & Other Assets	172,746	982	54,156	—	—	78,234	67,687	94,299	1,978,426	2,446,530
Total Assets	$8,575,881	$2,669,850	$6,838,108	$4,925,447	$225,255	$6,095,708	$6,402,051	$18,322,895	$95,994,201	$150,049,396
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,875,898	$—	$9,892,225	$—	$—	$4,447,269	$5,877,338	$16,772,927	$83,686,335	$130,551,992
Accounts Payable & Accrued Expense	59,117	1,275	78,095	51,206	3,947	9,809	42,713	140,981	693,424	1,080,567
Advance Rental Pmts & Security Deposits	225,843	—	245,904	79,732	2,380	93,716	112,168	361,929	2,493,486	3,615,158
Total Liabilities	10,160,858	1,275	10,216,224	130,938	6,327	4,550,794	6,032,219	17,275,837	86,873,245	135,247,717
Partners’ Capital	(1,584,977)	2,668,575	(3,378,116)	4,794,509	218,928	1,544,914	369,832	1,047,058	9,120,956	14,801,679
Total Liabilities and Capital	$8,575,881	$2,669,850	$6,838,108	$4,925,447	$225,255	$6,095,708	$6,402,051	$18,322,895	$95,994,201	$150,049,396
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,334,288	$—	$2,397,254	$109,464	$772,457	$184,916	$523,529	$3,648,382	8,970,289
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(792,488)	$—	$(1,689,058)	$—	$—	$—	$—	$—	$—	(2,481,546)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,488,743
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	—	42	148	409	689
Units to be sold	—	—	—	176	120	48	—	—	—	344
Units sold through November 1, 2016	—	—	—	133	119	—	—	—	—	252
Unsold units	—	—	—	43	1	—	—	—	—	44
Unsold units with deposits for future sale as of November 1, 2016	—	—	—	3	—	—	—	—	—	3

Financial information for the nine months ended September 30, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,139,145	$180,000	$1,089,610	$650,328	$36,315	$724,848	$742,872	$2,425,746	$11,026,501	$18,015,365
Laundry and Sundry Income	11,032	—	2,823	—	—	—	343	31,445	76,124	121,767
	1,150,177	180,000	1,092,433	650,328	36,315	724,848	743,215	2,457,191	11,102,625	18,137,132
Expenses
Administrative	25,757	1,314	23,269	8,429	5,312	8,257	5,225	31,677	137,958	247,198
Depreciation and Amortization	338,820	2,122	260,819	177,062	18,876	238,807	254,869	718,340	2,435,762	4,445,477
Management Fees	47,267	7,200	45,858	24,220	1,412	28,568	30,392	97,873	238,441	521,231
Operating	74,431	—	53,336	732	257	1,364	66,845	232,598	876,054	1,305,617
Renting	23,804	—	14,910	1,789	—	4,354	5,621	13,106	193,381	256,965
Repairs and Maintenance	120,332	3,150	48,832	232,398	18,756	305,491	65,358	407,989	1,113,528	2,315,834
Taxes and Insurance	171,345	44,664	94,429	121,614	8,371	124,296	90,496	365,969	1,136,580	2,157,764
	801,756	58,450	541,453	566,244	52,984	711,137	518,806	1,867,552	6,131,704	11,250,086
Income Before Other Income	348,421	121,550	550,980	84,084	(16,669)	13,711	224,409	589,639	4,970,921	6,887,046
Other Income (Loss)
Interest Expense	(214,415)	—	(298,442)	(149,327)	(65)	(196,329)	(226,672)	(577,942)	(3,657,249)	(5,320,441)
Interest Income	—	—	—	10	—	—	—	—	—	10
Gain on Sale of Real Estate	—	—	—	802,129	335,321	—	—	—	—	1,137,450
	(214,415)	—	(298,442)	652,812	335,256	(196,329)	(226,672)	(577,942)	(3,657,249)	(4,182,981)
Net Income (Loss)	$134,006	$121,550	$252,538	$736,896	$318,587	$(182,618)	$(2,263)	$11,697	$1,313,672	$2,704,065
Net Income (Loss)—NERA 50%	$67,003	$60,775	$126,270	$368,448	$159,294	$(91,309)	$(1,132)	$5,848		695,197
Net Income —NERA 40%									$525,469	525,469
										$1,220,666

Financial information for the three months ended September 30, 2016

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$371,228	$60,000	$364,649	$177,852	$8,625	$230,491	$251,118	$820,748	$3,614,525	$5,899,236
Laundry and Sundry Income	2,675	—	725	—	—	—	44	10,811	21,478	35,733
	373,903	60,000	365,374	177,852	8,625	230,491	251,162	831,559	3,636,003	5,934,969
Expenses
Administrative	5,660	425	7,071	5,684	2,328	2,386	2,625	11,545	40,757	78,481
Depreciation and Amortization	113,626	707	86,988	58,998	6,292	79,953	85,288	241,279	817,710	1,490,841
Management Fees	17,216	2,400	15,033	6,293	336	8,964	10,469	33,611	73,108	167,430
Operating	24,073	—	16,670	147	58	356	20,614	81,583	267,793	411,294
Renting	16,965	—	4,369	—	—	3,400	819	3,590	137,786	166,929
Repairs and Maintenance	44,248	—	19,499	76,499	5,187	104,886	(45,582)	180,736	520,451	905,924
Taxes and Insurance	56,037	14,062	30,006	35,405	1,300	40,318	30,997	110,147	402,822	721,094
	277,825	17,594	179,636	183,026	15,501	240,263	105,230	662,491	2,260,427	3,941,993
Income Before Other Income	96,078	42,406	185,738	(5,174)	(6,876)	(9,772)	145,932	169,068	1,375,576	1,992,976
Other Income (Loss)
Interest Expense	(72,768)	—	(99,433)	(10,638)	(6)	(65,351)	(74,324)	(194,071)	(1,222,601)	(1,739,192)
Interest Income	—	—	—	1	—	—	—	—	—	1
Gain on sale of real estate	—	—	—	802,129	99,851		—	—	—	901,980
	(72,768)	—	(99,433)	791,492	99,845	(65,351)	(74,324)	(194,071)	(1,222,601)	(837,211)
Net Income (Loss)	$23,310	$42,406	$86,305	$786,318	$92,969	$(75,123)	$71,608	$(25,003)	$152,975	$1,155,765
Net Income (Loss)—NERA 50%	$11,655	$21,203	$43,153	$393,158	$46,485	$(37,562)	$35,804	$(12,502)		501,394
Net Income —NERA 40%									$61,190	61,190
										$562,584

Future annual mortgage maturities at September 30, 2016 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Bay Apts	Minuteman	Main Apts	Park	Total
9/30/2017	$—	$181,277	$4,449,655	$—	$—	$1,564,180	$6,195,112
9/30/2018	—	188,419	—	—	—	1,653,563	1,841,982
9/30/2019	—	195,841	—	—	—	1,748,055	1,943,896
9/30/2020	—	203,556	—	—	—	78,899,705	79,103,261
9/30/2021	—	211,575	—	—	—	—	211,575
Thereafter	10,000,000	8,989,794	—	6,000,000	16,900,000	—	41,889,794
	10,000,000	9,970,462	4,449,655	6,000,000	16,900,000	83,865,503	131,185,620
Less: unamortized deferred financing costs	(124,102)	(78,237)	(2,386)	(122,662)	(127,073)	(179,168)	(633,628)
	$9,875,898	$9,892,225	$4,447,269	$5,877,338	$16,772,927	$83,686,335	$130,551,992

At September 30, 2016 the weighted average interest rate on the above mortgages was 4.98%. The effective rate was 5.06% including the amortization expense of deferred financing costs.

Summary financial information as of September 30, 2015

Financial information has been restated to conform to the current period reporting.

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,511,004	$2,619,374	$6,859,314	$4,997,692	$672,579	$6,212,058	$6,371,641	$18,785,662	$94,934,158	$149,963,482
Cash & Cash Equivalents	73,595	81,236	79,265	1,029	8,171	3,998	60,545	216,613	1,023,237	1,547,689
Rent Receivable	40,921	—	8,582	4,272	100	2,820	692	12,320	70,167	139,874
Real Estate Tax Escrow	104,165	—	42,400	75,984	—	55,215	39,403	91,842	242,660	651,669
Prepaid Expenses & Other Assets	121,531	903	45,606	55,877	211,856	60,886	39,742	84,849	1,851,560	2,472,810
Total Assets	$8,851,216	$2,701,513	$7,035,167	$5,134,854	$892,706	$6,334,977	$6,512,023	$19,191,286	$98,121,782	$154,775,524
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,862,109	$—	$9,915,104	$4,746,249	$—	$4,512,848	$5,228,371	$16,756,876	$85,010,224	$136,031,781
Accounts Payable & Accrued Expense	60,815	1,133	83,754	21,998	23,055	6,934	59,805	207,573	754,434	1,219,501
Advance Rental Pmts& Security Deposits	185,386	—	203,378	95,656	5,695	86,897	107,428	314,676	2,349,097	3,348,213
Total Liabilities	10,108,310	1,133	10,202,236	4,863,903	28,750	4,606,679	5,395,604	17,279,125	88,113,755	140,599,495
Partners’ Capital	(1,257,094)	2,700,380	(3,167,069)	270,951	863,956	1,728,298	1,116,419	1,912,161	10,008,027	14,176,029
Total Liabilities and Capital	$8,851,216	$2,701,513	$7,035,167	$5,134,854	$892,706	$6,334,977	$6,512,023	$19,191,286	$98,121,782	$154,775,524
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,350,188	$—	$135,476	$431,978	$864,149	$558,210	$956,080	$4,003,209	$8,299,289
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(628,547)	$—	$(1,583,534)	$—	$—	$—	$—	$—	$—	(2,212,081)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,087,208
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through November 1, 2015	—	—	—	127	114	—	—	—	—	241
Unsold units	—	—	—	—	6	—	—	—	—	6
Unsold units with deposits for future sale as of November 1, 2015	—	—	—	—	1	—	—	—	—	1

Financial information for the nine months ended September 30, 2015

Financial information has been restated to conform to the current period reporting.

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,090,071	$217,568	$1,033,115	$713,771	$78,548	$733,978	$699,019	$2,305,464	$10,650,223	$17,521,757
Laundry and Sundry Income	10,114	—	323	—	—	—	—	33,335	67,439	111,211
	1,100,185	217,568	1,033,438	713,771	78,548	733,978	699,019	2,338,799	10,717,662	17,632,968
Expenses
Administrative	17,087	1,434	25,912	5,500	6,537	5,507	3,724	32,349	181,425	279,475
Depreciation and Amortization	326,816	2,122	276,396	176,861	26,961	235,126	243,699	714,838	2,408,892	4,411,711
Management Fees	46,666	8,714	42,971	28,273	3,143	28,914	28,974	91,870	227,847	507,372
Operating	81,724	—	67,241	531	476	917	64,428	296,685	971,545	1,483,547
Renting	8,906	—	12,649	—	—	2,350	6,623	5,701	72,373	108,602
Repairs and Maintenance	110,815	200	45,950	235,033	34,914	273,982	56,628	297,165	930,398	1,985,085
Taxes and Insurance	161,702	39,503	89,750	126,255	16,415	115,086	92,943	253,816	1,141,731	2,037,201
	753,716	51,973	560,869	572,453	88,446	661,882	497,019	1,692,424	5,934,211	10,812,993
Income Before Other Income	346,469	165,595	472,569	141,318	(9,898)	72,096	202,000	646,375	4,783,451	6,819,975
Other Income (Loss)
Interest Expense	(367,955)	(46,283)	(298,900)	(210,641)	(268)	(199,183)	(231,356)	(575,661)	(3,700,310)	(5,630,557)
Interest Income	—	—		11		—	—	96		107
Other Income ( Expense)	—	—			76,523		—		—	76,523
	(367,955)	(46,283)	(298,900)	(210,630)	76,255	(199,183)	(231,356)	(575,565)	(3,700,310)	(5,553,927)
Net Income (Loss)	$(21,486)	$119,312	$173,669	$(69,312)	$66,357	$(127,087)	$(29,356)	$70,810	$1,083,141	$1,266,048
Net Income (Loss)—NERA 50%	$(10,743)	$59,655	$86,834	$(34,656)	$33,179	$(63,544)	$(14,678)	$35,405		91,454
Net Income —NERA 40%									$433,256	433,256
										$524,710

Financial information for the three months ended September 30, 2015

Financial information has been restated to conform to the current period reporting.

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$368,163	$72,523	$354,840	$236,343	$19,080	$246,892	$231,545	$781,336	$3,588,943	$5,899,665
Laundry and Sundry Income	7,622	—	—	—	—	—	—	10,888	23,361	41,871
	375,785	72,523	354,840	236,343	19,080	246,892	231,545	792,224	3,612,304	5,941,536
Expenses
Administrative	8,781	425	11,531	2,338	1,863	1,883	1,032	12,414	76,791	117,058
Depreciation and Amortization	110,629	708	92,140	59,312	8,988	79,016	82,190	239,747	806,277	1,479,007
Management Fees	14,929	2,912	13,731	9,442	820	9,482	9,529	30,816	72,222	163,883
Operating	22,961	—	16,055	183	271	208	17,946	111,793	241,740	411,157
Renting	2,185	—	3,544	—	159	—	1,877	2,300	39,160	49,225
Repairs and Maintenance	44,380	200	26,888	79,646	10,879	87,765	23,864	114,683	390,221	778,526
Taxes and Insurance	54,826	12,659	29,873	40,360	5,479	38,861	30,972	87,515	407,819	708,364
	258,691	16,904	193,762	191,281	28,459	217,215	167,410	599,268	2,034,230	3,707,220
Income Before Other Income	117,094	55,619	161,078	45,062	(9,379)	29,677	64,135	192,956	1,578,074	2,234,316
Other Income (Loss)
Interest Expense	(122,433)	(14,882)	(99,632)	(70,688)	(55)	(66,763)	(77,815)	(193,932)	(1,241,719)	(1,887,919)
Interest Income	—	—	—	3	—	—	—	—	—	3
Gain on sale of Real Estate	—	—	—	—	76,648	—	—	—	—	76,648
	(122,433)	(14,882)	(99,632)	(70,685)	76,593	(66,763)	(77,815)	(193,932)	(1,241,719)	(1,811,268)
Net Income (Loss)	$(5,339)	$40,737	$61,446	$(25,623)	$67,214	$(37,086)	$(13,680)	$(976)	$336,355	$423,048
Net Income (Loss)—NERA 50%	$(2,670)	$20,369	$30,723	$(12,812)	$33,607	$(18,543)	$(6,840)	$(488)		43,347
Net Income —NERA 40%									$134,543	134,543
										$177,890

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Partnership is currently in the process of evaluating the impact the adoption of ASU 2016-15 will have on the Partnership’s consolidated statement of cash flows.

NOTE 16. SUBSEQUENT EVENTS

From October 1, 2016 through November 4, 2016, the Partnership purchased a total of 330 Depositary Receipts. The average price was $60.13 per receipt or $1,803.90 per unit. The total cost was $20,605. The Partnership is required to repurchase 2.6 Class B Units and 0.1 General Partnership Units at a cost of $4,713 and $248 respectively.

On October 26, 2016, the Partnership announced that on December 31, 2016 it will make its regular quarterly distribution and a special distribution to its owners of record as of December 15, 2016. The quarterly distribution will be $7.50 per unit. The quarterly distribution per Depository Receipt will be $0.25. The special distribution will be $24 per unit. The special distribution per Depository Receipt will be $0.80.

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

The third quarter performance is consistent with Management’s expectations as noted in the second quarter  Form10-Q.  While consolidated year to date revenue growth for the third quarter was 10.4%, same store revenue growth was 5.2%.  Similarly, Net Operating Income ( Income Before Other Income (Expense) plus Depreciation and Amortization) grew by 12.0% and 5.8% respectively.  Revenue gains were across the board, and tenant retention remains high. The portfolio mix of student and working class housing continues to outperform higher end properties in terms of revenue gains and occupancy.  Management expects similar year to date gains to reveal themselves in the upcoming fourth quarter and entire first half of 2017. This is largely due to the recent renewal and new lease rental increases during the third quarter. We believe that consolidated operating expenses reflect normalized operations in contrast to the extreme weather conditions of the 2014-2015 winter which blurred the Partnership’s traditional ongoing operating ratios. We believe that our previous emphasis on curb appeal has contributed to the overall performance of the portfolio and upon further review we may consider decelerating allocations toward capital expenditures for 2017.

The General Partner recently announced a Board of Advisor approved fourth quarter distribution and special distribution payable to all owners of record as of December 15, 2016, and payable December 31, 2016. The 4th quarter distribution will be approximately $1,000,000 in total, and the special distribution will be approximately $3,000,000 in total. We expect taxable income to exceed financial statement income for 2016.

Management has also begun to market the remaining condominiums at Hamilton Bay Apartments, LLC and Hamilton 1025, LLC, (Joint Venture). Management expects a complete sellout over the next two years as the residential leases mature. It is expected that the unit sale prices will exceed previous unit sales when the buildings were converted 10 years ago. Hamilton 1025, LLC  sold six units in the third quarter  resulting in  gains on sales of approximately $802,000.

The Partnership purchased a 94 unit apartment complex in Lexington, Residences at Captain Parkers, for $31.6 million in the third quarter of 2015.  Management’s expectations on revenue, operating expenses and returns on capital improvements made in the fourth quarter of 2015 are being met and the property will be contributing to the Partnership’s cash flow as anticipated.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,352,427 Depositary Receipts through September 30, 2016 or approximately 32% of the outstanding Class A Depositary Receipts.  During the third quarter, the Partnership did not purchase any Depositary Receipts.

At November 1, 2016, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 42% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2016, tenant renewals were approximately 63% with an average rental increase of approximately 4.9%, new leases accounted for approximately 37% with rental rate increases of approximately 5.8%. During the nine months ended September 30, 2016, leasing commissions were approximately $328,000 compared to approximately $226,000 for the nine months ended September 30, 2015, an increase of approximately $102,000 (45.2%) from 2015. Tenant concessions were approximately $43,000 for the nine months ended September 30, 2016, compared to approximately $79,000 for the nine months ended September 30, 2015, a decrease of approximately $36,000 (45.6%).  Tenant improvements were approximately $1,603,000 for the nine months ended September 30, 2016, compared to approximately $2,383,000 for the nine months ended September 30, 2015, a decrease of approximately $780,000 (32.7%).

Hamilton accounted for approximately 4.6% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2016 and 6.5% during the nine months ended September 30, 2015. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $167,000 (86.1%) and approximately $164,000 (75.8%) of the legal services paid for by the Partnership during the nine months ended September 30, 2016 and 2015, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2016, Hamilton provided the Partnership approximately $158,000 in construction and architectural services, compared to approximately $126,000 for the nine months ended September 30, 2015.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2016 and 2015, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first nine months of 2016.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 and September 30, 2015

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $3,098,000 during the three months ended September 30, 2016, compared to approximately $3,378,000 for the three months ended September 30, 2015, a decrease of approximately $280,000 (8.3%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2016	November 1, 2015
Residential
Units	2,525	2,525
Vacancies	61	73
Vacancy rate	2.4%	2.9%
Commercial
Total square feet	108,043	108,043
Vacancy	1,950	—
Vacancy rate	1.8%	0.0%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2016		2015
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$12,274	$12,274	$11,116	$11,116
Residential percentage	93%	93%	92%	92%
Commercial percentage	7%	7%	8%	8%
Contingent rentals	$171	$171	$176	$176

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015:

	Three Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change
Revenues
Rental income	$12,273,589	$11,116,471	$1,157,118	10.4%
Laundry and sundry income	98,292	93,503	4,789	5.1%
	12,371,881	11,209,974	1,161,907	10.4%
Expenses
Administrative	524,293	502,177	22,116	4.4%
Depreciation and amortization	3,079,368	2,608,748	470,620	18.0%
Management fee	511,730	453,178	58,552	12.9%
Operating	995,787	803,753	192,034	23.9%
Renting	301,696	199,980	101,716	50.9%
Repairs and maintenance	2,364,364	2,006,298	358,066	17.8%
Taxes and insurance	1,496,807	1,258,025	238,782	19.0%
	9,274,045	7,832,159	1,441,886	18.4%
Income Before Other Income (Expense)	3,097,836	3,377,815	(279,979)	(8.3%)
Other Income (Expense)
Interest income	305	1,055	(750)	(71.1%)
Interest expense	(2,553,771)	(2,476,767)	(77,004)	3.1%
Income from investments in unconsolidated joint ventures	562,584	177,890	384,694	216.3%
Gain on sale of real estate	103,793	—	103,793	0.0%
Other Income (Expense)	—	(6,247)	6,247	(100.0%)

	(1,887,089)	(2,304,069)	416,980	(18.1%)
Net Income	$1,210,747	$1,073,746	$137,001	12.8%

Rental income for the three months ended September 30, 2016 was approximately $12,274,000, compared to approximately $11,116,000 for the three months ended September 30, 2015, an increase of approximately $1,157,000 (10.4%). The factors that can be attributed to this increase are as follows: the acquisition of Captain Parker resulted in an increase in rental income of approximately $524,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, Westgate Apartments, 1144 Commonwealth Avenue, 62 Boylston Street ,Westside Colonial, School Street,  Executive Apartments, and Hamilton Oaks, with increases of approximately $116,000, $73,000, $65,000, $64,000, $56,000, $51,000 and $46,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2016 were approximately $9,274,000 compared to approximately $7,832,000 for the three months ended September 30, 2015, an increase of approximately $1,442,000 (18.4%). The operating expenses associated with the acquisition of Captain Parker were approximately $656,000 for the three months ended September 30, 2016.  Excluding Captain Parker, operating expenses increased approximately $888,000 (11.5%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $ 282,000 (14.1%) due to continued maintenance at the properties, an increase in depreciation and amortization of approximately $103,000 (4.1%), an increase in operating expenses of approximately $172,000 (21.5%), and an increase in taxes and insurance of  approximately $179,000 (14.3%).

Interest expense for the three months ended September 30, 2016 was approximately $2,554,000 compared to approximately $2,477,000 for the three months ended September 30, 2015, an increase of approximately $77,000 (3.1%).  Approximately $133,000 of this increase represents the interest on the mortgage on Captain Parker, partially offset by a decrease in interest expense on the Line of Credit of approximately $43,000.

At September 30, 2016, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $563,000 for the three months ended September 30, 2016, compared to net income of approximately $178,000 for the three months ended September 30, 2015,  an increase in income of approximately $385,000 (216.3%). This increase is primarily due to  a gain on the sale of real estate of approximately $902,000 on the sale of 6 units at Hamilton 1025 and 1 unit at Hamilton Bay LLC for the three months ended September 30, 2016, compared to a gain of approximately $77,000 for the three months ended September 30, 2015, partially offset by an increase in renting expense of approximately $118,000 and an increase in Repairs and Maintenance expense of approximately $127,000. Included in the income for the three months ended September 30, 2016 is depreciation and amortization expense of approximately $1,491,000. The proportional income for the three months ended September 30, 2016 from the investment in Dexter Park is approximately $61,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2016 was approximately $1,211,000 compared to income of approximately $1,074,000 for the three months ended September 30, 2015, an increase in income of approximately $137,000 (12.8%).

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate  and other income and expense of approximately $9,747,000 during the nine months ended September 30, 2016, compared to approximately $9,353,000 for the nine months ended September 30, 2015, an increase of approximately $394,000 (4.2%).

	Nine Months Ended September 30,		Dollar	Percent
	2016	2015	Change	Change
Revenues
Rental income	$36,482,801	$33,037,761	$3,445,040	10.4%
Laundry and sundry income	326,633	309,151	17,482	5.7%
	36,809,434	33,346,912	3,462,522	10.4%
Expenses
Administrative	1,477,708	1,528,710	(51,002)	(3.3%)
Depreciation and amortization	9,167,516	7,527,772	1,639,744	21.8%
Management fee	1,513,226	1,369,597	143,629	10.5%
Operating	3,489,724	3,798,050	(308,326)	(8.1%)
Renting	544,923	421,181	123,742	29.4%
Repairs and maintenance	6,185,250	5,176,219	1,009,031	19.5%
Taxes and insurance	4,684,062	4,171,930	512,132	12.3%
	27,062,409	23,993,459	3,068,950	12.8%
Income Before Other Income ( Expense)	9,747,025	9,353,453	393,572	4.2%
Other Income (Expense)
Interest income	710	1,393	(683)	(49.0%)
Interest (expense)	(7,650,096)	(7,299,695)	(350,401)	4.8%
Income from investments in unconsolidated joint ventures	1,220,666	524,710	695,956	132.6%
Gain on sale of real estate	103,793	—	103,793	N/A
	(6,324,927)	(6,773,592)	448,665	(6.6%)
Net Income	$3,422,098	$2,579,861	$842,237	32.6%

Rental income for the nine months ended September 30, 2016 was approximately $36,483,000, compared to approximately $33,038,000 for the nine months ended September 30, 2015, an increase of approximately $3,445,000 (10.4%). The factors that can be attributed to this increase are as follows: the acquisition of Captain Parker resulted in an increase in rental income of approximately $1,734,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 1144 Commonwealth Avenue, 62 Boylston Street, Westgate Apartments, School Street, Hamilton Oaks, Westside Colonial and Redwood Hills  with increases of approximately $225,000, $191,000, $178,000, $173,000, $155,000,  $152,000 and $132,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2016 were approximately $27,062,000 compared to approximately $23,993,000 for the nine months ended September 30, 2015, an increase of approximately $ 3,069,000, (12.8%). The operating expenses associated with the acquisition of Captain Parker were approximately $2,053,000 for the nine months ended September 30, 2016.  Excluding Captain Parker, operating expenses increased approximately $1,119,000 (4.7%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $793,000 (15.3%), due to continued maintenance at the properties, an increase in depreciation and amortization of approximately $356,000 (4.8%), and an increase in taxes and insurance of approximately $313,000 (7.5%), partially offset by a decrease in operating expenses of approximately $ 465,000 (12.2%) due to a decrease in snow removal costs.

Interest expense for the nine months ended September 30, 2016 was approximately $7,650,000 compared to approximately $7,300,000 for the nine months ended September 30, 2015, an increase of approximately $350,000

(4.8%).  Approximately $382,000 of this increase represents the interest on the mortgage on Captain Parker, partially offset by a decrease in interest expense on the Line of Credit of approximately $25,000.

At September 30, 2016, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $1,221,000 for the nine months ended September 30, 2016, compared to net income of approximately $525,000 for the nine months ended September  30, 2015, an increase in income of approximately $696,000 (132.6%). This increase is primarily due to an increase in rental revenue of approximately $494,000, and a net gain of approximately $1,137,000 on the sale of 6 units at Hamilton 1025 and 4 units at Hamilton Bay LLC for the nine months ended September 30, 2016, compared  to a gain of approximately $77,000 for the nine  months ended September 30,2015, partially offset by an increase in operating expenses of approximately $437,000. Included in the income for the nine months ended September 30, 2016 is depreciation and amortization expense of approximately $4,445,000. The proportional income for the nine months ended September 30, 2016 from the investment in Dexter Park is approximately $525,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2016 was approximately $3,422,000 compared to income of approximately $2,580,000 for the nine months ended September 30, 2015, an increase in income of approximately $842,000 (32.6%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2016 was the collection of rents and the proceeds from the mortgage for Captain Parker. The Partnership’s principal source of cash in 2015 was the collection of rents. The majority of cash and cash equivalents of $7,873,583 at September 30, 2016 and $10,298,186 at December 31, 2015 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $2,424,603 for the nine months ended September 30, 2016 is summarized as follows:

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$10,162,558	$9,595,894
Cash (used in) investing activities	(2,529,066)	(8,994,687)
Cash (used in) financing activities	(6,552,939)	(98,718)
Repurchase of Depositary Receipts, Class B and General Partner Units	(694,380)	(2,516,061)
Distributions paid	(2,810,776)	(2,845,573)
Net (decrease) in cash and cash equivalents	$(2,424,603)	$(4,859,145)

The increase in cash provided by operating activities is primarily due to an increase in rent collections and a decrease in cash operating expenses. The decrease in cash used in investing activities is due primarily to no purchases of rental properties in 2016 compared to the same period in 2015. The change in cash used in financing activities is due to the paydown of the $25,000,000 outstanding line of credit, partially offset by the proceeds of the mortgage on Captain Parker, and the payment of mortgage notes payable. During the nine months ended September 30, 2016, the Partnership purchased 10,829 Depositary Receipts for an average price of $50.11 for a total cost of $558,723; 86 Class B Units for a cost of $128,874 and 5 General Partnership Units for a cost of $6,783, for a total cost of $694,380.

During 2016, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $3,564,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Captain Parker, Hamilton Oaks, 62 Boylston Street, Westside Colonial, 1144 Commonwealth, and North Beacon Street,  at a cost of approximately $637,000, $479,000, $439,000, $345,000, $216,000 and $203,000 respectively. The Partnership plans to invest approximately $500,000 in additional capital improvements in 2016.

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

During the nine months ended September 30, 2016 the Partnership received distributions of approximately $2,707,000 from the investment properties. For the nine months ended September 30, 2015, the Partnership received distributions of approximately $2,949,000 from the investment properties. Included in these distributions is the amount from Dexter Park of approximately $740,000 and $1,070,000 for the nine months ended September 30, 2016 and 2015 respectively.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2016, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2016, our proportionate share of the non-recourse debt related to these investments was approximately $56,907,000. See Note 14 to the Consolidated Financial Statements.

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

As of September 30, 2016, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $343,641,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,071,000 (without taking out unamortized deferred financing costs) as of September 30, 2016 ranged from LIBOR plus 201 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $251,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2016 would be approximately $18 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(a)None.

(b)None.

(c)None.

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
Dated: November 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner (Principal Executive Officer)	November 8, 2016
Ronald Brown

/s/ HAROLD BROWN	Treasurer and Director of the General Partner (Principal Financial Officer and Principal Accounting Officer)	November 8, 2016
Harold Brown

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 8, 2016
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 8, 2016
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	November 8, 2016
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).