Form 10-K
period 2016-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2017-03-13
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2016, the aggregate market value of the registrant’s securities held by non‑affiliates of the registrant was $126,577,073 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

As of March 1, 2017, there were 99,528  of the registrant’s Class A units (2,985,831 Depositary Receipts) of limited partnership issued and outstanding and 23,638 Class B units issued and outstanding.

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

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in nine limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 43.2% and 56%, the President of Hamilton owns between 2.5 % and 4.5%, and five other management employees of Hamilton own collectively between 0% and 3.3%, respectively of Joint Ventures. The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 14 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

The Partnership is managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by Harold Brown and employs Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 50 individuals at the Properties and 11 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2017, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2017, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed‑ use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10‑K.

Additionally, as of February 1, 2017, the Partnership owned a 40‑50% interest in 9 residential and mixed use complexes, the Investment Properties, with a total of  772 residential units, one commercial unit, and a 50 car parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

Unit Distributions

In January 2017, the Partnership approved a quarterly distribution of $9.00 per Unit ($0.30 per Receipt), payable on March 31, 2017. In 2016 the Partnership paid a total distribution of an aggregate $54.00 per Unit ($1.80 per Receipt) for a total payment of $6,729,679 in 2016. In 2015, the Partnership paid four quarterly distributions of an aggregate of $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,785,883.

On August 20, 2007, NewReal, Inc.,the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2016, the Partnership has repurchased 1,364,757 Depositary Receipts at an average price of $27.12 per receipt (or $813.60 per underlying Class A Unit), 3,068 Class B Units and 162 General Partnership Units, both at an average price of $ 924.92 per Unit, totaling approximately $40,231,000 including brokerage fees paid by the Partnership.

Property Transactions

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

On August 3, 2016, Hamilton Green Apartments, LLC sold a single family house contiguous with its apartment complex in Andover, Massachusetts.  The sale price of the property was $1,000,000 with closing costs of $227,663 and a cost basis of $668,544 resulting in a gain on the sale of $104,443.  Included in the closing costs is a mortgage prepayment penalty of $187,905.  The proceeds from the sale were used to reduce the principal amount on the apartment complex’s mortgage.

During 2016, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $5,163,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 1144 Commonwealth Apartments, Captain Parkers, Hamilton Oaks, 62 Boylston Street, Westside Colonial, and School Street 9 Associates, at a cost of $913,000, $722,000, $622,000, $458,000, $409,000, and $387,000 respectively. The Partnership plans to invest approximately $3,746,000 in capital improvements in 2017.

During 2016, two Joint Venture Partnerships sold units. Hamilton 1025 LLC sold ten units with a gain on the sales of approximately $1,324,000. Hamilton Bay LLC sold four units with a gain on the sales of approximately $337,000.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of December 31, 2016, the credit line had no outstanding balance.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $50,000 for the twelve months ended December 31, 2016.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2016.

Advisory Committee

The Advisory Committee members are limited partners Gregory Dube, Robert Nahigian, and Edward Sarkesian. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

We are subject to control by our directors and officers.  The directors and executive officers of the General Partner and members of their families and related entities owned approximately 35% of our depositary receipts as of December 31, 2016. Additionally, management decisions rest with our General Partner without limited partner approval.

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

Apartment Complexes

The table below lists the location of the 2,506 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2017, the principal amount outstanding under any mortgages as of December 31,

2016, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Apartment Complex	of Units	Rent Range			Vacancies	December 31, 2016 (2)	Mortgage
Battle Green LLC	48 units				—	$4,556,929	2026
34–42 Worthen Road	0 three bedroom			N/A		4.95%
Lexington, MA	24 two bedroom	$2,150	–	2,450
	24 one bedroom	$1,650	–	2,000
	0 studios			N/A
Boylston Downtown L.P.	269 units				5	$39,767,081	2028
62 Boylston Street	0 three bedroom			N/A		3.97%
Boston, MA	0 two bedroom			N/A
	53 one bedroom	$1,925	–	2,850
	216 studios	$1,355	–	2,300
Brookside Associates, LLC	44 units				1	$2,551,784	2020
5–7–10–12 Totman Road	0 three bedroom			N/A		5.81%
Woburn, MA	34 two bedroom	$1,425	–	1,750
	10 one bedroom	$1,315	–	1,550
	0 studios			N/A
Clovelly Apartments L.P.	103 units				1	$4,160,000	2023
160–170 Concord Street	0 three bedroom			N/A		5.62%
Nashua, NH	53 two bedroom	$1,025	–	1,400
	50 one bedroom	$950	–	1,100
	0 studios			N/A
Commonwealth 1137 L.P.	35 units				—	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three bedroom	$2,400	–	3,200		5.65%
Allston, MA	4 two bedroom	$2,300	–	2,350
	1 one bedroom	$1,050	–	1,050
	1 studio	$1,250	–	1,250
Commonwealth 1144 L.P.	261 units				1	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three bedroom			N/A		5.61%
Allston, MA	11 two bedroom	$1,075	–	2,000
	109 one bedroom	$1,375	–	1,875
	141 studios	$950	–	1,650
Nera Dean Street Associates, LLC	69 units				3	$5,687,000	2024
38–48 Dean Street	0 three bedroom			N/A		4.22%
Norwood, MA	66 two bedroom	$1,355	–	1,629
	3 one bedroom	$1,300	–	1,375
	0 studios			N/A
Executive Apartments L.P	72 units				1	$2,415,000	2023
545–561 Worcester Road	1 three bedroom	$1,850	–	1,850		5.59%
Framingham, MA	47 two bedroom	$1,320	–	1,625
	24 one bedroom	$1,200	–	1,400
	0 studios			N/A
Hamilton Green Apartments LLC	193 units				3	$37,171,505	2028
311–319 Lowell Street	10 three bedroom	$1,052	–	2,800		4.67%
Andover, MA	168 two bedroom	$1,369	–	4,200
	15 one bedroom	$1,156	–	1,900
Hamilton Oaks Associates, LLC	268 units				2	$11,925,000	2023
30–50 Oak Street Extension	0 three bedroom			N/A		5.59%
40–60 Reservoir Street	96 two bedroom	$1,350	–	1,615
Brockton, MA	159 one bedroom	$1,000	–	1,390
	13 studios	$890	–	1,050

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Apartment Complex	of Units	Rent Range			Vacancies	December 31, 2016 (2)	Mortgage
Highland Street Apartments L.P.	36 units				—	$1,050,000	2023
38–40 Highland Street	0 three bedroom			N/A		5.59%
Lowell, MA	24 two bedroom	$1,040	–	1,250
	10 one bedroom	$935	–	1,175
	2 studios	$1,000	–	1,000
Linhart L.P. (1)	9 units				—	$
4–34 Lincoln Street	0 three bedroom			N/A		—%
Newton, MA	0 two bedroom			N/A
	5 one bedroom	$990	–	1,480
	4 studios	$1,090	–	1,140
North Beacon 140 L.P.	65 units				—	$6,937,000	2023
140–154 North Beacon Street	10 three bedroom	$2,575	–	2,950		5.59%
Brighton, MA	54 two bedroom	$1,925	–	2,500
	1 one bedroom	$1,750	–	1,750
	0 studios			N/A
Olde English Apartments L.P.	84 units				—	$3,080,000	2023
703–718 Chelmsford Street	0 three bedroom			N/A		5.63%
Lowell, MA	47 two bedroom	$1,170	–	1,450
	30 one bedroom	$1,085	–	1,275
	7 studios	$1,000	–	1,150
Redwood Hills L.P.	180 units				8	$6,743,000	2023
376-382 Sunderland road	0 three bedroom			N/A		5.59%
Worcester, MA	89 two bedroom	$1,225	–	1,475
	91 one bedroom	$1,000	–	1,175
	0 studios			N/A
Residences at Captain Parkers LLC	94 units				—	$20,071,000	2026
125 Worthen Road and Ryder Lane	8 three bedroom	$2,735	–	3,300		2.51%
Lexington, MA	48 two bedroom	$1,920	–	2,950
	38 one bedroom	$1,800	–	2,300
	0 studios			N/A
River Drive L.P.	72 units				1	$3,465,000	2023
3–17 River Drive	0 three bedroom			N/A		5.62%
Danvers, MA	60 two bedroom	$1,275	–	1,675
	5 one bedroom	$1,155	–	1,450
	7 studios	$1,100	–	1,300
School Street 9, LLC	184 units				3	$14,823,892	2023
9 School Street	0 three bedroom			N/A		3.76%
Framingham, MA	96 two bedroom	$1,300	–	1,750
	88 one bedroom	$1,000	–	1,475
	0 studios			N/A
WCB Associates, LLC	180 units				2	$7,000,000	2023
10–70 Westland Street	1 three bedroom	$1,400	–	1,400		5.66%
985–997 Pleasant Street	94 two bedroom	$1,150	–	1,525
Brockton, MA	85 one bedroom	$900	–	1,225
	0 studios			N/A
Westgate Apartments, LLC	220 units				3	$15,700,000	2023
2–20 Westgate Drive	0 three bedroom			N/A		4.65%
Woburn, MA	110 two bedroom	$1,525	–	1,925
	110 one bedroom	$1,215	–	1,725
	0 studios			N/A
Westgate Apartments Burlington, LLC	20 units				—	$2,500,000	2024
105–107 Westgate Drive	0 three bedroom			N/A		4.31%
Burlington, MA	12 two bedroom	$1,825	–	2,200
	8 one bedroom	$1,525	–	1,700
	0 studios			N/A

(1)	The loan for Linhart LP was paid off in February 2014.
(2)	The mortgage balance is stated before unamortized deferred financing costs.

Current free rent concessions would result in an average reduction in unit rents of less than $8 per month per unit. Free rent expense amortized in 2016 was approximately $236,000 compared to approximately $209,000 in 2015.

On September 18, 2015, Residences at Captain Parkers LLC, a newly formed subsidiary of the Partnership, purchased the Residence at Captain Parkers, a 94 unit apartment complex located at 125 Worthen Road and Ryder Lane in Lexington, Massachusetts. The purchase price was $31,600,000 and the closing costs were approximately $49,000. From the purchase price, the Partnership allocated approximately $474,000 for in-place leases, and approximately $31,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively.To fund the purchase, the Partnership utilized the available line of credit of $25,000,000, and the balance from the Partnership’s cash reserves.

 On January 7, 2016, Residences at Captain Parker, LLC, a Massachusetts limited liability   (“Captain Parker”) entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of Captain Parker is NewReal, Inc. (“New Real”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”).  The Partnership is the sole member of Captain Parker. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $20,071,000.  The Loan is due on February 1, 2026 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms.  The proceeds of the Loan are being used to refinance existing indebtedness. The Partnership is a limited guarantor of certain of the Captain Parker obligations under the Loan Agreement.

See Note 5 to the Consolidated Financial Statements, included as part of this Form 10‑K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2017.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2016	Mortgage
Riverside Apartments	19 units				—	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$1,550	–	1,900
	5 one bedroom	$1,625	–	1,775
	2 studios	$1,300	–	1,625

Commercial Properties

BOYLSTON DOWNTOWN LP.  In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed‑use property includes 17,218 square feet of rentable commercial space. As of February 1, 2017, the commercial space was fully occupied, and the average rent per square foot was $25.62. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC.  The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2017, the commercial space was fully occupied, and the average rent per square foot was $14.00. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $40,000 per year through November 2020. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP.  In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed‑use property includes 21,548 square feet of rentable commercial space. As of February 1, 2017, the commercial space was fully occupied, and the average rent per square foot was $25.16. The mortgage balance was paid off in February 2014.

NORTH BEACON 140 LP.  In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed‑use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2017, and the average rent per square foot as of that date was $35.50. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

STAPLES PLAZA.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 38,695 square feet of rentable commercial space. As of December 31, 2016, the mortgage had an outstanding balance $6,000,000 with interest rate of 5.97%, matures in 2018. As of February 1, 2017 Staples Plaza was fully occupied, and the average net rent per square foot was $23.61.

HAMILTON LINEWT ASSOCIATES, LLC.  In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. The property was fully rented as of February 1, 2017 at an average rent of $36.72 per square foot. The Partnership obtained a mortgage in January 2008 of $1,700,000 on this property. This loan was paid off in February 2014.

HAMILTON CYPRESS LLC.  In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2017, the property was 100% occupied at an average rent of $36.38 per square foot. The Partnership assumed a mortgage of approximately $4,011,000. This mortgage was paid off on February 25, 2013.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2017	$298,019	13,430	10	10%
2018	333,911	9,557	7	11%
2019	699,908	24,688	12	24%
2020	191,771	4,739	6	6%
2021	829,156	40,323	6	29%
2022	370,044	8,677	3	12%
2023	157,443	4,771	1	5%
2024	94,184	1,858	1	3%
2025	—	—	—	—%
2026	—	—	—	—%
Totals	$2,974,436	108,043	46	100%

Commercial rental income is accounted for using the straight line method. Fifty percent of our commercial leases contain rent escalations which range from $0.50– $1.50 per square foot per year.

Investment Properties

See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2016 (1)	Mortgage
345 Franklin, LLC	40 Units				—	$9,925,797	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$2,675	–	3,350
	1 one bedroom	$2,600	–	2,600
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				6	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$1,475	–	2,250
	31 one bedroom	$1,400	–	2,025
	24 studios	$1,325	–	1,975
Hamilton Minuteman, LLC	42 Units				1	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$1,675	–	2,250
	2 one bedroom	$1,900	–	1,900
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				2	$10,000,000	2025
Residential	0 three bedroom			N/A		2.80%
81–83 Essex Street	11 two bedroom	$2,450	–	2,850
Boston, Massachusetts	38 one bedroom	$1,645	–	2,675
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot					$
Commercial
81–83 Essex Street
Boston, Massachusetts
Hamilton 1025, LLC	38 Units				4	$
Units to be retained	0 three bedroom			N/A
1025 Hancock Street	27 two bedroom	$1,550	–	1,780
Quincy, Massachusetts	11 one bedroom	$1,425	–	1,580
	0 studios			N/A
Hamilton Bay, LLC(A)	1 Units				—
Units held for sale	0 three bedroom			N/A
165–185 Quincy Shore Drive	0 two bedroom			N/A
Quincy, Massachusetts	1 one bedroom	$1,550	–	1,550
	0 studios			N/A
Hamilton Bay Apartments, LLC	48 Units				5	$4,431,370	2017
165–185 Quincy Shore Drive	0 three bedroom			N/A		5.57%
Quincy, Massachusetts	24 two bedroom	$1,650	–	2,180
	24 one bedroom	$1,475	–	1,740
	0 studios			N/A
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				2	$83,501,168	2019
175–185 Freeman Street,	71 three bedroom	$3,400	–	4,700		5.57%
Brookline,	227 two bedroom	$2,200	–	3,600
Massachusetts	111 one bedroom	$1,900	–	2,600
	0 studios

Current free rent concessions would result in an average reduction in unit rents of  $14.36 per month per unit. Free rent amortized in 2016 was approximately $133,000, compared to $81,000 in 2015.

(A)	Represents unsold units at February 1, 2017.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC.  In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40‑unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2016, the balance of this mortgage before unamortized deferred financing costs is approximately $9,926,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC.  In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2016, the balance of this mortgage before unamortized deferred financing costs is approximately $16,900,000.

HAMILTON MINUTEMAN, LLC.  In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10‑year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2016, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC.  On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Partnership obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. This investment is referred to as Hamilton 1025, LLC. Ten units were sold in the year ended December 31, 2016 with a gain on the sales of approximately $1,324,000. As of December 31, 2016, five units are under purchase and sales agreements and the Partnership still owns 38 units. Two units were sold in January, 2017.

HAMILTON ESSEX 81, LLC.  On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50‑car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At December 31, 2016, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

HAMILTON BAY, LLC.   On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of December 31, 2016, the balance of the mortgage before unamortized deferred financing costs is approximately $4,431,000. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of $2,222,000. See Note 18 – SUBSEQUENT EVENTS, for additional information regarding the transaction. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Joint Venture refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2016, 4 units were sold resulting in a gain of approximately $337,000. As of February 1, 2017, one unit is still owned by the Joint Venture. This investment is referred to as Hamilton Bay, LLC.

HAMILTON PARK TOWERS, LLC.  On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months notice. The loan was paid in full in April 2012. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage before unamortized deferred financing costs is approximately $83,501,000 at December 31, 2016. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

In 2016, the high and low bid quotations for the Receipts were $48.18 and $67.22 respectively. The table below sets forth the high, low and closing price for each quarter of 2016 and 2015 and the distributions paid on the Partnership’s Depositary Receipts:

Effective January 3, 2012, the Partnership authorized a 3‑for‑1 forward split of its Depositary Receipts listed on the NYSE MKT and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10‑to‑1 to 30‑to‑1, such that each Depositary Receipt represents one‑thirtieth (1/30) of a Class A Unit of the Partnership.

All references to Depositary Receipts in the report are reflective of the 3‑for‑1 forward split.

	2016				2015
	Low Bid	High Bid	Close	Distributions	Low Bid	High Bid	Close	Distributions
First Quarter	$48.18	$55.70	$53.92	$0.25	$46.61	$49.90	$49.40	$0.25
Second Quarter	$53.02	$59.28	$56.79	$0.25	$47.42	$50.24	$50.00	$0.25
Third Quarter	$56.48	$67.22	$60.51	$0.25	$46.00	$50.24	$47.55	$0.25
Fourth Quarter	$58.20	$63.15	$60.90	$1.05	$47.98	$51.75	$50.75	$0.25

Distribution to Limited & General Partners were:

	2016	2015
Class A—Limited Partners (80%)	$5,383,743	$3,028,706
Class B—Limited Partners (19%)	1,278,639	719,318
Class C—General Partner (1%)	67,297	37,859
Total	$6,729,679	$3,785,883

On March 10, 2017, the closing price on the NYSE MKT Exchange for a Depositary Receipt was $64.30. There were 2,880,171 Depositary Receipts outstanding and 3,522 Units (representing 105,660 receipts) held by approximately 1,736 record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $54.00 per unit ($1.80 per receipt) in 2016. The Partnership made distributions of $30.00 per Unit ($1.00 per Receipt) in 2015. The total distribution was $6,729,679 in 2016 and $3,785,883 in 2015. In January 2017, the Partnership declared a quarterly distribution of $9.00 per Unit ($0.30 per Receipt) payable on March 31, 2017.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

 On August 20, 2007, NewReal, Inc.the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2016, the Partnership has repurchased 1,364,757 Depositary Receipts at an average price of $27.12 per receipt (or $813.60 per underlying Class A Unit), 3,068 Class B Units and 162 General Partnership Units, both at an average price of $ 924.92 per Unit, totaling approximately $40,231,000 including brokerage fees paid by the Partnership.

Issuer Purchase of Equity Securities during the fourth quarter of 2016:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1-31, 2016	$60.13	330	647,243
November 1-30, 2016	$—	—	647,243
December 1-31, 2016	$61.00	12,000	635,243
Total		12,330

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of regulation S-K.

.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
INCOME STATEMENT INFORMATION(a)
Revenues	$49,555,090	$45,480,714	$42,632,319	$38,364,552	$35,169,170
Expenses	36,295,140	32,597,960	31,545,752	27,051,251	22,256,413
Income before other income and discontinued operations	13,259,950	12,882,754	11,086,567	11,313,301	12,912,757
Other (Loss)	(8,309,098)	(9,110,189)	(10,061,717)	(9,355,802)	(9,312,307)
Income before discontinued operations	4,950,852	3,772,565	1,024,850	1,957,499	3,600,450
Discontinued operations	—	—	—	3,697,886	33,348
Net Income	$4,950,852	$3,772,565	$1,024,850	$5,655,385	$3,633,798
Income before discontinued operations per Unit	$39.62	$29.86	$7.96	$15.07	$27.44
Discontinued operations per Unit	—	—	—	28.48	0.25
Net income per Unit	$39.62	$29.86	$7.96	$43.55	$27.69
Distributions to Partners per Unit	$54.00	$30.00	$30.00	$30.00	$30.00
Net income per Depositary Receipt	$1.32	$1.00	$0.27	$1.45	$0.92
Distributions to Partners per Depositary Receipt	$1.80	$1.00	$1.00	$1.00	$1.00
BALANCE SHEET INFORMATION
Real Estate, gross	263,659,293	261,276,898	225,021,946	221,454,286	158,624,893
Real Estate, net	169,462,811	176,697,314	149,116,084	152,904,661	94,973,600
Total Assets	190,562,066	200,727,567	176,167,358	183,715,814	120,412,467
Total Debt Outstanding	212,709,080	194,500,820	194,461,825	196,891,135	136,929,499
Partners’ Capital	(34,224,726)	(30,810,953)	(27,367,782)	(21,848,563)	(22,515,678)

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of NERA properties available for rental at each December 31,

	Year Ended December 31,
	2016	2015	2014	2013	2012
Residential
Units	2,525	2,525	2,431	2,431	2,270
Vacancies	34	41	53	39	39
Vacancy rate	1.4%	1.6%	2.2%	1.6%	1.7%
Commercial
Total square feet	108,043	108,043	108,043	108,043	108,043
Vacancy (in square feet)	—	—	—	1,062	5,500
Vacancy rate	—%	—%	—%	1.0%	5.1%

See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

(a)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2017 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

With a local economy whose unemployment rate is at 3.2%, and 68% of the national average of 4.7%, New England Realty Associates Limited Partnership’s portfolio continues to prosper.  The portfolio’s location and condition are well suited to capitalize on the growing demand for rental housing.  An expanding private employment base and continued growth in student housing needs continue to put upward pressure on rental pricing. Though over 7,000 units were added to the greater Boston housing market during 2016, and another 6,000 slated for delivery during 2017, the

Partnership properties and Joint Ventures have continued to have industry leading high occupancy as compared to the luxury end of the market where 5-7% vacancy rate, minimal revenue growth and rental concessions are the norm.  Similar to 2015, our portfolio continued to experience high occupancy levels, high tenant retention and revenue growth.

For 2016, revenue growth was 9.0% vs 6.7% in 2015, operating expenses (excluding depreciation and amortization) grew 9.4% vs 4.0% in 2015, and NOI (“Income before other Income and Discontinued Operation” plus “Depreciation and Amortization”) grew by 8.5% vs 9.3% for 2015. Gross revenue continues to improve given the constraints on supply and the favorable business environment.  While operating expense growth exceeded 2015, the growth is largely related to 12 months of operation in 2016 versus 3.5 months of operation in 2015 at Captain Parker. Excluding Captain Parker, operating expense growth would have been approximately 6% related to an emphasis on portfolio wide unit renovations.  Management expects 5% revenue increases for 2017 and similar normalized operating expenses, given contractual rents already in place and the early actions taken by existing residents to renew. Management also anticipates a similar pace of unit renovations impacting Repairs and Maintenance as it did in 2016.

Management believes its focus on unit renovations is achieving its goals of revenue growth, competitiveness and reducing taxable income to the Partnership.  Management believes the Partnership is poised to take advantage of purchasing opportunities with its cash reserves and $25,000,000 Line of Credit Facility.  In the meantime, the portfolio and Joint Venture properties continue to be well positioned to produce sustained net cash flow and consistent distributions for the foreseeable future. Management will continue to weigh the balance of adequate cash reserves, Stock Repurchase Program, debt repayment, acquisitions and taxed advantaged distributions.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. See Note 5 – Mortgage Notes Payable-for additional information.

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

The Stock Repurchase Program that was initiated in 2007 has purchased 1,364,757 Depositary Receipts through March 10, 2017 representing 32% of the outstanding class A Depositary Receipts. For 2016, Management has used existing cash reserves to purchase 23,159 Depository Receipts for a cost of $1,311,328. The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full‑service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 37% of the total properties and 38% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At March 10, 2017, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 33% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. In 2016, tenant renewals were approximately 64% with an average rental increase of approximately 4.4%, new leases accounted for approximately 36% with rental rate increases of approximately 5.7%. In 2016, leasing commissions were approximately $378,000 compared to approximately $249,000 in 2015, an increase of approximately $129,000 (51.8%) from 2015. Tenant concessions were approximately $49,000 in 2016 compared to approximately $65,000 in 2015, a decrease of approximately $16,000 (24.6%). Tenant improvements were approximately $2,116,000 in 2016 compared to approximately $3,617,000 in 2015, a decrease of approximately $1,501,000 (41.5%).

Hamilton accounted for approximately 5.3% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2016 and 6.3% in the year ended December 31, 2015. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long‑term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 83.6% and 74.9% of the legal services paid for by the Partnership during the years ended December 31, 2016 and 2015, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as‑needed basis. In 2016, Hamilton provided the Partnership approximately $204,000 in construction and architectural services, compared to $202,000 for the year ended December 31, 2015.

Prior to 1991, the Partnership employed an outside, unaffiliated company to perform its bookkeeping and accounting functions. Since that time, such services have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2016, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Discontinued Operations and Rental Property Held for Sale:  In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance was effective for all companies for annual and interim periods beginning on or after December 15, 2014. The guidance was applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss for the years ended December 31, 2016, 2015, and 2014.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2016 and December 31, 2015

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $13,260,000 during the year ended December 31, 2016, compared to approximately $12,883,000 for the year ended December 31, 2015,  an increase of  approximately $377,000 (2.9%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2017	February 1, 2016
Residential
Units	2,525	2,525
Vacancies	34	41
Vacancy rate	1.4%	1.6%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2016		2015
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$49,122	$49,122	$45,075	$45,075
Residential percentage	93%	93%	92%	92%
Commercial percentage	7%	7%	8%	8%
Contingent rentals	$616	$616	$683	$683

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015:

	Year Ended December 31,		Dollar	Percent
	2016	2015	Change	Change
Revenues
Rental income	$49,121,705	$45,074,655	$4,047,050	9.0%
Laundry and sundry income	433,385	406,059	27,326	6.7%
	49,555,090	45,480,714	4,074,376	9.0%
Expenses
Administrative	2,102,812	2,096,290	6,522	0.3%
Depreciation and amortization	12,181,396	10,562,707	1,618,689	15.3%
Management fee	2,029,171	1,869,977	159,194	8.5%
Operating	4,822,921	4,939,662	(116,741)	(2.4%)
Renting	636,803	487,225	149,578	30.7%
Repairs and maintenance	8,258,263	6,998,592	1,259,671	18.0%
Taxes and insurance	6,263,774	5,643,507	620,267	11.0%
	36,295,140	32,597,960	3,697,180	11.3%
Income Before Other Income (Expense)	13,259,950	12,882,754	377,196	2.9%
Other Income (Expense)
Interest income	1,025	1,596	(571)	(35.8%)
Interest expense	(10,200,393)	(9,980,359)	(220,034)	2.2%
Income from investments in unconsolidated joint ventures	1,785,827	868,574	917,253	105.6%
Gain on sale of real estate	104,443	—	104,443	0.0%
	(8,309,098)	(9,110,189)	801,091	(8.8%)
Net Income	$4,950,852	$3,772,565	$1,178,287	31.2%

Rental income from continuing operations for the year ended December 31, 2016 was approximately $49,122,000, compared to approximately $45,075,000 for the year ended December 31, 2015, an increase of approximately $4,047,000 (9.0%). The two main factors which can be attributed to this increase are as follows; rental income in 2016 at Captain Parker is for the entire year versus three and one half months of rental income in 2015, resulting in an increase of approximately $1,777,000 and rental rate increases of approximately 4.9% in 2016. The Partnership Properties with the most significant increases in rental income, excluding Captain Parker, include 1144 Commonwealth Street, Westgate Apartments, 9 School Street, 62 Boylston Street, Hamilton Oaks and Westside Colonial with increases of approximately $312,000, $288,000, $233,000, $218,000, $189,000 and $183,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2016 were approximately $36,295,000 compared to approximately $32,598,000 for the year ended December 31, 2015, an increase of approximately $3,697,000 (11.3%). The most significant factor contributing to this increase was the operating expenses for Captain Parker for the entire year in 2016 versus three and one half months of operating expenses in 2015, an increase of approximately $1,944,000. Excluding Captain Parker, factors which contributed to the increase in operating expenses were an increase in repairs and maintenance expenses of approximately $1,020,000 (14.7%) due to repairs at the properties to maintain occupancy; an increase in taxes and insurance expense of approximately $430,000 (7.7%) due primarily to an increase in real estate taxes; and an increase in depreciation and amortization expense of approximately $427,000 (4.7%) due to an increase of depreciable fixed assets,  partially offset by a decrease  in operating expenses of approximately $356,000 (7.3%) primarily due to a decrease in snow removal costs.

Interest expense for the year ended December 31, 2016 was approximately $10,200,000 compared to approximately $9,980,000 for the year ended December 31, 2015, an increase of approximately $220,000 (2.2%). Approximately $518,000 of this increase represents the interest on the mortgage on Captain Parker, partially offset by a decrease in interest expense on the Line of Credit of approximately $273,000.

At December 31, 2016, the Partnership has between a 40% and 50% ownership interests in nine different

Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $1,786,000 for the year ended December 31, 2016, compared to a net income of approximately $869,000 for the year ended December 31, 2015, an increase in income of approximately $917,000 (105.6%). The increase is primarily due to a net gain of approximately $1,661,000 on the sale of 10 units at Hamilton 1025 and 4 units at Hamilton Bay LLC, compared to a gain of approximately $169,000 on the sale of 2 units at Hamilton Bay LLC in 2015. Included in the income for the year ended December 31, 2016 is depreciation and amortization expense of approximately $2,602,000. The allocable income for the year ended December 31, 2016 associated with the October 2009 investment in  Dexter Park is approximately $739,000 of which approximately $1,305,000 is depreciation and amortization.

Interest income for the year ended December 31, 2016 was approximately $1,000 compared to approximately $1,600 for the year ended December 31, 2015, a decrease of approximately $600.

As a result of the changes discussed above, net income for the year ended December 31, 2016 was approximately $4,951,000 compared to income of approximately $3,773,000 for the year ended December 31, 2015, an increase in income of approximately $1,178,000 (31.2%).

Years Ended December 31, 2015 and December 31, 2014

The Partnership and its Subsidiary Partnerships earned income before interest expense, income (loss) from investments in unconsolidated joint ventures and other income and loss of approximately $12,883,000 during the year ended December 31, 2015, compared to approximately $11,087,000 for the year ended December 31, 2014, an  increase of approximately $1,796,000 (16.2%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2016	February 1, 2015
Residential
Units	2,525	2,431
Vacancies	41	53
Vacancy rate	1.6%	2.2%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2015		2014
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$45,075	$45,075	$42,206	$42,206
Residential percentage	92%	92%	92%	92%
Commercial percentage	8%	8%	8%	8%
Contingent rentals	$683	$683	$658	$658

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:

	Year Ended December 31,		Dollar	Percent
	2015	2014	Change	Change
Revenues
Rental income	$45,074,655	$42,205,644	$2,869,011	6.8%
Laundry and sundry income	406,059	426,675	(20,616)	(4.8%)
	45,480,714	42,632,319	2,848,395	6.7%
Expenses
Administrative	2,096,290	2,206,483	(110,193)	(5.0%)
Depreciation and amortization	10,562,707	10,367,553	195,154	1.9%
Management fee	1,869,977	1,744,849	125,128	7.2%
Operating	4,939,662	4,668,196	271,466	5.8%
Renting	487,225	430,949	56,276	13.1%
Repairs and maintenance	6,998,592	6,608,290	390,302	5.9%
Taxes and insurance	5,643,507	5,519,432	124,075	2.2%
	32,597,960	31,545,752	1,052,208	3.3%
Income Before Other Income ( Expense)	12,882,754	11,086,567	1,796,187	16.2%
Other Income (Expense)
Interest income	1,596	753	843	112.0%
Interest (expense)	(9,980,359)	(9,737,173)	(243,186)	2.5%
Income (Loss) from investments in unconsolidated joint ventures	868,574	(325,297)	1,193,871	(367.0%)
	(9,110,189)	(10,061,717)	951,528	(9.5%)
Net Income	$3,772,565	$1,024,850	$2,747,715	268.1%

Rental income from continuing operations for the year ended December 31, 2015 was approximately $45,075,000, compared to approximately $42,206,000 for the year ended December 31, 2014, an increase of approximately $2,869,000 (6.8%). The two main factors which can be attributed to this increase are as follows; rental income in 2015 at Captain Parker is for approximately three and one half months versus no rental income in 2014, resulting in an increase of approximately $677,000, and rental increases of approximately 5.2% in 2015. The Partnership Properties with the most significant increases in rental income, excluding Captain Parker, include 62 Boylston Street, 1144 Commonwealth Street, Westgate Apartments, Hamilton Oaks , 9 School Street, and Westside Colonial with increases of approximately $286,000, $263,000, $216,000, $162,000, $137,000 and $124,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses from continuing operations for the year ended December 31, 2015 were approximately $32,598,000 compared to approximately $31,546,000 for the year ended December 31, 2014, an increase of approximately $1,052,000 (3.3%). The most significant factor contributing to this increase was the operating expenses for Captain Parker for the three and one half months for 2015 versus no operating expenses in 2014, an increase of approximately $752,000.  Excluding Captain Parker, factors which contributed to the increase in operating expenses were an increase in repairs and maintenance expenses of approximately $345,000 (5.2%) due to repairs at the properties to maintain occupancy; an increase in operating expenses of approximately $219,000 (4.7%) due primarily to an increase in snow removal costs; and an increase in management fees of approximately $99,000 (5.7%) due to an increase in rental income, partially offset by a decrease in depreciation and amortization expense of approximately $330,000 (3.3%) primarily due to the full amortization of in-place leases at Hamilton Green in 2014, and a decrease in administrative expense of approximately $122,000 (5.5%) due to a decrease in professional fees.

Interest expense for the year ended December 31, 2015 was approximately $9,980,000 compared to approximately $9,737,000 for the year ended December 31, 2014, an increase of approximately $ 243,000 (2.4%). This was  primarily due  to the Partnership utilizing the line of credit to fund the purchase of the Residence at Captain Parker apartments, partially offset by paying off two mortgages of Linhart and Linewt during 2014.

At December 31, 2015, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $869,000 for the year ended December 31, 2015, compared to a net loss of approximately $325,000 for the year ended December 31, 2014, an increase in income of approximately $1,194,000 (367.0%). This increase is consistent with the continued strength in the rental real estate market including an approximate 3.9% increase in revenue. The increase is also due to the decrease in depreciation and amortization expense resulting from a portion of the fixed assets of Hamilton Park Tower becoming fully depreciated in 2014. Included in the income for the year ended December 31, 2015 is depreciation and amortization expense of approximately $ 2,614,000. The allocable income for the year ended December 31, 2015 associated with the October 2009 investment in Dexter Park is approximately $673,000 of which approximately $1,288,000 is depreciation and amortization.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2016 and 2015 was the collection of rents and proceeds on the sale and refinancing of real estate. The majority of cash and cash equivalents of $7,463,697 at December 31, 2016 and $10,298,186 at December 31, 2015 were held in interest bearing accounts at creditworthy financial institutions.

This decrease in cash of $ 2,834,489 at December 31, 2016 is summarized as follows:

	Year Ended December 31,
	2016	2015
Cash provided by operating activities	$15,342,225	$13,806,121
Cash (used in) investing activities	(2,832,094)	(10,175,926)
Cash (used in) financing activities	(6,979,996)	(132,071)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,634,945)	(3,429,953)
Distributions paid	(6,729,679)	(3,785,883)
Net (decrease) in cash and cash equivalents	$(2,834,489)	$(3,717,712)

The cash provided by operating activities is primarily due to the collection of rents less cash operating expenses. The decrease in cash used in investing activities is due to a decrease in the improvements to rental properties in 2016 compared to the same period in 2015, and no purchase of rental property in 2016. The change in cash used in financing activities is primarily due to the pay down of the line of credit  of $25,000,000, the increase in payments of mortgage note payments, partially offset by the proceeds of the mortgage on Captain Parker.  In 2016, the Partnership purchased a total of 23,159 Class A Depositary Receipts, 183 Class B Units and 10 General Partnership Units for a total cost of $1,634,945.

During 2016, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $5,163,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties.

These sources have been adequate to fully fund improvements. The most significant improvements were made at 1144 Commonwealth Apartments, Captain Parkers, Hamilton Oaks, 62 Boylston Street, Westside Colonial, and School Street 9 Associates, at a cost of approximately $913,000, $722,000, $622,000, $458,000, $409,000, and $387,000 respectively. The Partnership plans to invest approximately $3,746,000 in capital improvements in 2017.

During the year ended December 31, 2016, the Partnership received distributions of approximately $4,030,000 from the investment properties of which $1,080,000 was from Dexter Park.

In 2016 the Partnership paid a total distribution of an aggregate $54.00 per Unit ($1.80 per Receipt) for a total payment of $6,729,679 in 2016. In 2015, the Partnership paid four quarterly distributions of an aggregate of $30.00 per Unit ($1.00 per Receipt) for a total payment of $3,785,883. In January 2017, the Partnership approved a quarterly distribution of $9.00 per Unit ($0.30 per Receipt), payable on March 31, 2017.

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

On March 1, 2017, the mortgage on the property at Hamilton Bay Apartments, totaling $4,444,918, including both interest and principal, was paid off. The Partnership was required to contribute approximately $2,222,000 to the payment.

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

Off‑Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2016, the Partnership had a 40%‑50% ownership interest in nine Joint Ventures, which all have mortgage indebtedness except Hancock 1025, Hamilton Bay Sales and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2016, our proportionate share of the non‑recourse debt before unamortized deferred financing costs related to these investments was approximately $57,029,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2016, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2017	2018	2019	2020	2021	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$1,765,474	$7,842,753	$1,923,459	$4,327,552	$2,449,008	$195,825,945	$214,134,191

Other obligations	—	—	—	—	—	—	—
Total Contractual Obligations	$1,765,474	$7,842,753	$1,923,459	$4,327,552	$2,449,008	$195,825,945	$214,134,191

We have various standing or renewable service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts are not included as part of our contractual obligations because they include terms that provide for cancellation with insignificant or no cancellation penalties.

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

As of December 31, 2016, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $344,893,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,071,000 as of December 31, 2016 ranged from LIBOR plus 201 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $251,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of December 31, 2016 would be approximately $16 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Management’s Report on Internal Control over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) and 15‑15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2016.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Harold Brown. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2016.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	81

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

Name and Position	Age	Other Position
Harold Brown, Treasurer and Director (since 1984)	92

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

Guilliaem Aertsen, IV, Director (since 2002)	69

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

David Aloise, Director (since 2007)	62

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

Name and Position	Age	Other Position
Eunice Harps, Director (since 2014)	67

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

Based solely upon a review of Forms 3 and 4 furnished to the Partnership under Rule 16a‑3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished to the Partnership with respect to its most recent fiscal year and any written representations received by the Partnership from persons required to file such forms, all of the following persons—either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act— filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

The Partnership’s management, which consists of NERA’s General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2016 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2016 be included in the Partnership’s annual report on form 10‑K to be filed with the Securities and Exchange Commission.

Guilliaem Aertsen, IV
David Aloise
Eunice Harps

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2016. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company (“Hamilton”) to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2016 was approximately $2,029,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership engages the president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $75,000 in 2016. The Partnership does not have a written agreement with this individual.

In 2016, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $1,069,000 inclusive of construction supervision and architectural fees of approximately $204,000, repairs and maintenance service fees of approximately $437,000, legal fees of approximately $237,000, brokerage fees of approximately $66,000 and $125,000 for accounting services. In addition,  the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Additionally, the Hamilton Company received approximately $857,000 from the 40‑50% owned Investment Properties of which approximately $692,000 was the management fee, approximately $74,000 was for construction supervision and architectural fees, approximately $57,000 was for maintenance services, and $34,000 for legal services. The Advisory Committee held four meetings during 2016, and a total of $19,750 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2016 and a total of $12,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2016 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related‑person transaction under Item 404 of Regulation S‑K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2017, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2017, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,880,171 Depositary Receipts had been issued to approximately 1,736 holders. As of March 1, 2017, there were issued and outstanding 3,522 Class A Units (not including the Depositary Receipts) held by 159 unit holders, 23,638 Class B Units and 1,244 General Partnership Units held by the persons listed below. During 2016, 151 Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2016 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Harold Brown		(1)(2)		(1)(2)	17,729	(3)	75	%(3)		(4)	100	%(4)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust		(2)		(2)	—		—		—		—
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	2,962	(5)	2.98	%(5)	5,909		25%			(4)	100	%(4)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Guilliaem Aertsen	—		—		—		—		—		—
175 West Brookline Street
Boston, MA 02118
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Eunice Harps	—		—		—		—		—		—
5 Holyoke Street #1
Boston, MA 02116
NewReal, Inc.	333		0.33%		—		—		1,244		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	25,643	(6)	25.76	%(6)	23,638	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,741	(8)	6.77	%(8)	—		—		—		—
50 Udine Street
Arlington, MA 02476
Harold Brown 2009 Irrevocable Trust	9,583	(9)	7.70	%(9)	—		—		—		—
39 Brighton Avenue
Alston, MA 02134

(1)

As of December 31, 2016, 507,849 Depositary Receipts are held of record by the HBC Holdings, LLC (HBC). Harold Brown is the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Harold Brown may be deemed to beneficially own approximately 16,928 Class A Units (approximately 17.01% of the outstanding Class A Units).

(2)

As of December 31, 2016, Harold Brown directly owns 162,600 Depositary Receipts beneficially owned by his spouse. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Harold

Brown may be deemed to directly beneficially own approximately 5,420 Class A Units (approximately 5.45 % of the outstanding Class A Units).
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

(5)

Consists of 88,860 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,962 Class A Units.

(6)	Consists of the Class A Units described in Notes (1) and (2) above, plus New Real, Inc. and Ronald Brown, as indicated in the table.
(7)	Includes the Class B Units described in Note (2) above.
(8)

Consists of 202,240 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,741 Class A Units.

(9)

Consists of 287,500 Depositary Receipts held by the Harold Brown 2009 Irrevocable Trust. Harold Brown is not a beneficiary of the Trust and he does not have a pecuniary interest. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trust may be deemed to beneficially own approximately   9,583 Class A Units.

On November 13, 2000, the Partnership adopted a Policy for Establishment of Rule 10b5‑1 Trading Plans. Pursuant to this Policy, the Partnership authorized its officers, directors and certain employees, shareholders and affiliates who are deemed “insiders” of the Partnership to adopt individual plans for trading the Partnership’s securities (“Trading Plans”), and established certain procedural requirements relating to the establishment, modification and termination of such Trading Plans. On May 14, 2001, the Partnership approved a Trading Plan of Harold Brown. The trading plan has been amended and restated several times, the most recent being on November 1, 2016. Mr. Brown amended and restated the Trading Plan extending the date through which Depositary Receipts may be purchased through October 31, 2020 for up to 600,000 Depositary Receipts at prices up to $76.00.

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

The Partnership invested approximately $34,049,000 in nine limited liability companies formed to acquire Investment Properties. The Partnership has a 40%‑ 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 43.2% and 56% and the President and five employees of the management company own between 0% and 6.8% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2016 and has reported on the 2016 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Audit Fees
Recurring annual audits and quarterly reviews	$290,000	$276,000
Subtotal	290,000	276,000
Other Audit Related Fees	—	—
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	94,000	92,000
Subtotal	94,000	92,000
Other Fees	—	—
Total Fees	$384,000	$368,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre‑approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non‑audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non‑audit services performed by Miller Wachman during fiscal 2016 and 2015 were pre‑approved pursuant to the procedures outlined above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:

The following Financial Statements are included in this Form 10‑ K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Income for the Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years ended December 31, 2016, 2015 and 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

New England Realty Associates Limited Partnership

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (“the Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the years in the three‑year period ended December 31, 2016. We also have audited New England Realty Associates Limited Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New England Realty Associates Limited Partnership as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, New England Realty Associates Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Miller Wachman LLP
Boston, Massachusetts March 10, 2017

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Rental Properties	$169,462,811	$176,697,314
Cash and Cash Equivalents	7,463,697	10,298,186
Rents Receivable	567,627	433,744
Insurance Recovery Receivable	700,931	345,645
Real Estate Tax Escrows	444,625	370,981
Prepaid Expenses and Other Assets	3,585,870	4,762,535
Investments in Unconsolidated Joint Ventures	8,336,505	7,819,162
Total Assets	$190,562,066	$200,727,567
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$212,709,080	$194,500,820
Notes Payable	—	25,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,577,606	2,288,090
Accounts Payable and Accrued Expenses	4,052,095	4,640,767
Advance Rental Payments and Security Deposits	5,448,011	5,108,843
Total Liabilities	224,786,792	231,538,520
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,409 and 125,374 units outstanding in 2016 and 2015 respectively	(34,224,726)	(30,810,953)
Total Liabilities and Partners’ Capital	$190,562,066	$200,727,567

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

  NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental income	$49,121,705	$45,074,655	$42,205,644
Laundry and sundry income	433,385	406,059	426,675
	49,555,090	45,480,714	42,632,319
Expenses
Administrative	2,102,812	2,096,290	2,206,483
Depreciation and amortization	12,181,396	10,562,707	10,367,553
Management fee	2,029,171	1,869,977	1,744,849
Operating	4,822,921	4,939,662	4,668,196
Renting	636,803	487,225	430,949
Repairs and maintenance	8,258,263	6,998,592	6,608,290
Taxes and insurance	6,263,774	5,643,507	5,519,432
	36,295,140	32,597,960	31,545,752
Income Before Other Income (Expense)	13,259,950	12,882,754	11,086,567
Other Income (Expense)
Interest income	1,025	1,596	753
Interest expense	(10,200,393)	(9,980,359)	(9,737,173)
Income from investments in unconsolidated joint ventures	1,785,827	868,574	(325,297)
Gain on sale of real estate	104,443	—	—
	(8,309,098)	(9,110,189)	(10,061,717)
Net Income	$4,950,852	$3,772,565	$1,024,850

Net Income per Unit	$39.62	$29.86	$7.96
Weighted Average Number of Units Outstanding	124,951	126,361	128,735

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2014	144,180	34,243	1,802	180,225	50,738	129,487	$(17,485,327)	$(4,145,076)	$(218,160)	$(21,848,563)
Distribution to Partners	—	—	—	—	—	—	(3,086,709)	(733,093)	(38,584)	(3,858,386)
Stock Buyback	—	—	—	—	1,834	(1,834)	(2,158,332)	(500,888)	(26,363)	(2,685,583)
Net Income	—	—	—	—	—	—	819,880	194,722	10,248	1,024,850
Balance December 31 , 2014	144,180	34,243	1,802	180,225	52,572	127,653	$(21,910,488)	$(5,184,335)	$(272,859)	$(27,367,682)
Distribution to Partners	—	—	—	—	—	—	(3,028,706)	(719,318)	(37,859)	(3,785,883)
Stock Buyback	—	—	—	—	2,279	(2,279)	(2,752,393)	(643,682)	(33,878)	(3,429,953)
Net Income	—	—	—	—	—	—	3,018,052	716,787	37,726	3,772,565
Balance December 31, 2015	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—	—	—	(5,383,743)	(1,278,639)	(67,297)	(6,729,679)
Stock Buyback	—	—	—	—	965	(965)	(1,311,328)	(307,436)	(16,181)	(1,634,945)
Net Income	—	—	—	—	—	—	3,960,682	940,662	49,508	4,950,852
Balance December 31, 2016	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,726)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$4,950,852	$3,772,565	$1,024,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,181,396	10,562,707	10,367,553
Amortization of deferred finance costs	188,256	171,066	183,974
(Income) loss from investments in joint ventures	(1,785,827)	(868,574)	325,297
Gain on sale of real estate	(104,443)	—	—
Change in operating assets and liabilities
(Increase) decrease in rents receivable	(133,883)	40,481	21,924
(Decrease) Increase in accounts payable and accrued expense	(588,672)	1,541,650	(79,378)
(Increase) Decrease in insurance recovery receivable	(355,286)	(345,645)	—
(Increase) Decrease in real estate tax escrow	(73,644)	(30,640)	35,219
Decrease (Increase) in prepaid expenses and other assets	724,308	(1,597,603)	(345,132)
Increase in advance rental payments and security deposits	339,168	560,114	306,327
Total Adjustments	10,391,373	10,033,556	10,815,784
Net cash provided by operating activities	15,342,225	13,806,121	11,840,634
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	3,515,100	2,872,378	3,071,902
Distribution in excess of investment in unconsolidated joint ventures	515,362	990,262	272,500
(Investment) in unconsolidated joint ventures	(2,472,462)	(1,142,640)	(279,402)
Improvement of rental properties	(5,163,081)	(6,693,996)	(5,604,791)
Purchase of Rental Property	—	(6,201,930)	—
Net proceeds from the sale of real estate	772,987	—	—
Net cash (used in) investing activities	(2,832,094)	(10,175,926)	(2,539,791)
Cash Flows from Financing Activities
Payment of financing costs	(174,718)	—	(305,418)
Proceeds of mortgage notes payable	20,071,000	—	1,109,555
Payment of note payable	(25,000,000)	—	—
Principal payments of mortgage notes payable	(1,876,278)	(132,071)	(3,558,493)
Stock buyback	(1,634,945)	(3,429,953)	(2,685,583)
Distributions to partners	(6,729,679)	(3,785,883)	(3,858,386)
Net cash (used in) financing activities	(15,344,620)	(7,347,907)	(9,298,325)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,834,489)	(3,717,712)	2,518
Cash and Cash Equivalents, at beginning of period	10,298,186	14,015,898	14,013,380
Cash and Cash Equivalents, at end of period	$7,463,697	$10,298,186	$14,015,898

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40‑50% interest in 9 residential and mixed use properties consisting of 772 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

DECEMBER 31, 2016

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

DECEMBER 31, 2016

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $188,000,  $171,000 and $184,000 for the years ended December 31, 2016, 2015 and 2014 respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2016, 2015, or 2014 other than net income as reported.

Income (Loss) Per Depositary Receipt:  Effective January 3, 2012, the Partnership authorized a 3‑for‑1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2016, 2015, or 2014. The Partnership makes its temporary cash investments with high‑credit quality financial institutions. At December 31, 2016, substantially all of the Partnership’s cash and cash equivalents were held in interest‑bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At December 31, 2016 and 2015, respectively approximately $8,911,000 and $11,592,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $191,815, $165,070 and $119,015 in 2016, 2015 and 2014, respectively.

Discontinued Operations and Rental Property Held for Sale:  In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance was effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance was applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Partnership has elected to early adopt this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2016, 2015 and 2014   there was no capitalized interest.

Extinguishment of Debt:  When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different then they are recorded as an extinguishment of debt. However if it is determined that the refinancing is substantially the same then they are recorded as an exchange of debt. All refinancing qualify as extinguishment of debt.

Reclassifications:  Certain reclassifications have been made to prior period amounts in order to conform to current period presentation. The reclassifications were related primarily to conform to ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This new standard was effective for interim and annual reporting beginning after December 15, 2015 and requires retrospective application. Approximately $1.4 million of deferred financing costs were reclassified to contra term loans on the balance sheet at December 31, 2015. Amortization of deferred financing

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

costs of approximately $171,000 and $184,000 were reclassified as interest expenses for the years ended December 31, 2015 and 2014, respectively. There was no change to the net income for any period presented as a result of these reclassifications.

NOTE 2. RENTAL PROPERTIES

As of December 31, 2016, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2016, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed‑use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at December 31, 2016 with a total of 774 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	December 31, 2016	December 31, 2015	Useful Life
Land, improvements and parking lots	$52,612,929	$52,852,877	15	-	40	years
Buildings and improvements	173,536,288	172,277,299	15	-	40	years
Kitchen cabinets	8,738,323	8,493,696	5	-	10	years
Carpets	7,621,292	7,361,966	5	-	10	years
Air conditioning	690,535	718,531	5	-	10	years
Laundry equipment	269,784	244,771	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	10,029,639	9,502,977	5	-	30	years
Motor vehicles	237,954	130,563			5	years
Fences	37,465	38,115	5	-	15	years
Furniture and fixtures	8,127,100	7,855,351	5	-	7	years
Smoke alarms	174,059	216,827	5	-	7	years
Total fixed assets	263,659,293	261,276,898
Less: Accumulated depreciation	(94,196,482)	(84,579,584)
	$169,462,811	$176,697,314

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Real estate and accumulated depreciation as of December 31, 2016 is:

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$39,767,081	$2,112,000	$8,593,109	$8,465,020	$2,112,000	$17,058,129	$19,170,129	$11,367,310	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,551,784	$684,000	$3,116,000	$422,736	$684,000	$3,538,736	$4,222,736	$2,051,187	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,644,670	$177,610	$3,123,029	$3,300,639	$2,211,354	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$1,185,432	$342,000	$2,553,101	$2,895,101	$1,639,400	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$3,053,498	$1,410,000	$8,718,314	$10,128,314	$5,548,937	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$1,241,254	$91,400	$1,981,614	$2,073,014	$1,133,390	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,556,929	$1,341,737	$8,457,497	$(31,186)	$1,341,737	$8,426,311	$9,768,048	$1,950,071	Jun. 2011	(3)
Hamilton Cypress LLC Commercial - 1031 Exchange Brookline, Massachusetts	$—	$2,362,596	$4,613,985	$267,785	$2,362,596	$4,881,770	$7,244,366	$1,290,268	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$37,171,505	$16,054,336	$44,794,438	$314,568	$15,385,792	$45,777,550	$61,163,342	$11,906,360	Jul. 2013	(3)
Hamilton Linewt LLC Commercial - 1031 Exchange Newton, Massachusetts	$—	$884,042	$2,652,127	$62,608	$884,042	$2,714,735	$3,598,777	$635,673	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$3,066,647	$2,175,000	$15,391,647	$17,566,647	$9,225,149	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$296,725	$156,000	$930,810	$1,086,810	$630,619	Dec. 1996	(3)
Linhart L.P. Residential / Commercial Newton, Massachusetts	$—	$385,000	$1,540,000	$1,467,584	$385,000	$3,007,584	$3,392,584	$2,148,185	Jan. 1995	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,687,000	$1,512,000	$5,701,480	$1,066,249	$1,512,000	$6,767,729	$8,279,729	$3,420,061	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$2,336,390	$936,000	$6,098,403	$7,034,403	$4,020,053	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$1,222,733	$46,181	$2,101,056	$2,147,237	$1,391,338	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$3,367,174	$1,200,000	$8,177,778	$9,377,778	$5,135,322	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,071,000	$6,247,153	$24,954,777	$31,924,288	$6,247,153	$25,677,135	$31,924,288	$1,749,091	Sept. 2015	(3)
River Drive L.P. Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$1,026,791	$72,525	$1,614,568	$1,687,093	$816,449	Sept. 1977	(3)
Riverside Apartments Condominium Units Massachusetts	$—	$23,346	$190,807	$67,767	$23,346	$258,574	$281,920	$213,902	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$14,823,892	$4,686,728	$18,746,911	$(928,816)	$4,686,728	$17,818,095	$22,504,824	$8,700,765	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$6,000,000	$3,280,000	$4,920,000	$86,202	$3,280,000	$5,006,202	$8,286,202	$2,903,034	May 1999	(3)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$2,038,505	$1,335,000	$9,604,006	$10,939,006	$5,689,418	Dec. 1999	(3)
Westate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$2,500,000	$44,965	$4,478,687	$238,184	$44,965	$4,716,871	$4,761,836	$2,155,051	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$7,982,728	$417,107	$10,407,364	$10,824,471	$6,264,096	Sept. 1977	(3)

	$214,134,191	$48,020,919	$174,998,961	$71,885,536	$47,308,182	$216,351,111	$263,659,293	$94,196,482

(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.

(3) In 2016, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2016	2015	2014
Rental Properties
Balance, Beginning	$261,276,898	$225,021,946	$221,454,286
Additions:
Buildings, improvements and other assets	5,163,081	37,895,926	5,604,791
	266,439,979	262,917,872	227,059,077
Deduct:
Write-offs of retired or disposed assets	2,112,142	1,640,974	2,037,131
Rental properties held for sale and/or sold	668,544	—	—
Balance, Ending	$263,659,293	$261,276,898	$225,021,946
Accumulated Depreciation
Balance, Beginning	$84,579,584	$75,905,862	$68,549,625
Add:
Depreciation for the year	11,729,039	10,314,696	9,393,368
	96,308,623	86,220,558	77,942,993
Deduct
Accumulated depreciation of retired or disposed assets	2,112,141	1,640,974	2,037,131
Balance, Ending	$94,196,482	$84,579,584	$75,905,862

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,029,000,  $1,870,000 and $1,745,000 in 2016, 2015 and 2014, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2016, 2015 and 2014, approximately $1,069,000,  $994,000 and $925,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services  supervision of capital improvements and brokerage commissions. Of the 2016 expenses referred to above, approximately $437,000 consisted of repairs and maintenance,  $362,000 of administrative expense, and $66,000 of brokerage commissions. Approximately $204,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2016, the Hamilton Company received approximately $857,000 from the Investment Properties of which approximately $692,000 was the management fee, approximately $74,000 was for construction, architectural services and supervision of capital projects, approximately $57,000 was for maintenance services, and approximately $34,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,076,000,  $2,958,000 and $3,230,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2016, 2015 or 2014.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2016, 2015 and 2014 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

During the years ended December 31, 2016, 2015 and 2014 this individual received a quarterly fee of $18,750 for a total annual fee of $75,000.

The Partnership has invested in nine limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 56%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2016, and a total of $19,750 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2016 and a total of $12,000 was paid for attendance and participation in such meetings.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,381,000 and $2,257,000 of security deposits are included in prepaid expenses and other assets at December 31, 2016 and 2015, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2016 and 2015 is approximately $423,000 and $801,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Hamilton Green and the Residence at Captain Parkers are included in prepaid expenses and other assets. Intangible assets are approximately $12,000 net of accumulated amortization of approximately $2,245,000 and approximately $382,000 net of accumulated amortization of approximately $1,875,000 at December 31, 2016 and 2015, respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2016 and 2015, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2016, the interest rates on these loans ranged from 2.51% to 5.97%, payable in monthly installments aggregating approximately $976,000, including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At December 31, 2016, the weighted average interest rate on the above mortgages was 4.60%. The effective rate of 4.69% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non‑recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

 Financing fees of approximately $1,454,000 and $1,516,000 are net of accumulated amortization of approximately $1,061,000 and $833,000 at December 31, 2016 and 2015, respectively, which includes deferred financing costs for the line of credit of approximately $28,000 and $75,000 at December 31, 2016 and 2015, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Approximate annual maturities at December 31, 2016 are as follows:

2017—current maturities	$1,765,000
2018	7,843,000
2019	1,923,000
2020	4,328,000
2021	2,449,000
Thereafter	195,826,000
214,134,000
Less: unamortized deferred financing costs	1,425,000
$212,709,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%.  The costs associated with the line of credit were approximately $125,000. As of December 31, 2016, the credit line had no outstanding balance.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $50,000 during the year ended December 31, 2016.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2016.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2016 and 2015 respectively, amounts received for prepaid rents of approximately $1,954,000 and $1,760,000 are included in cash and cash equivalents, and security deposits of approximately $2,381,000 and $2,257,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2017, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2017 and payable on March 31, 2017, of $9.00 per unit ($0.30 per receipt). In 2016, regular quarterly distributions of $7.50 per unit ($0.25 per receipt) were paid in March, June,

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

September and December. In December 2016, the Partnership paid a special distribution of $24.00 per unit ($0.80 per receipt).

In 2016, the Partnership paid a total distribution of an aggregate of $54.00 per unit ($1.80 per Receipt). In 2015, the Partnership paid quarterly distributions of $7.50 per unit ($0.25 per receipt) in March, June, September, and December for a total distribution of $30.00 per unit ($1.00 per receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2016	2015
Net Income per Depositary Receipt	$1.32	$1.00
Distributions per Depositary Receipt	$1.80	$1.00

  NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2016 are as follows:

Class A	44,652
Class B	10,605
General Partnership	559
55,816

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2016, the Partnership has repurchased 1,364,757 Depositary Receipts at an average price of $27.12 per receipt (or $813.60 per underlying Class A Unit), 3,068 Class B Units and 162 General Partnership Units, both at an average price of $ 924.92 per Unit, totaling approximately $40,231,000 including brokerage fees paid by the Partnership.

During the year ended December 31, 2016, the Partnership purchased a total of 23,159 Depositary Receipts. The average price was $55.89 per receipt or $1,676.70 per unit. The total cost including commission was $1,311,328. The Partnership was required to repurchase 183 Class B Units and 10 General Partnership units at a cost of $307,436 and $16,181 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

During the year ended December 31, 2015, the Partnership purchased a total of 54,682 Depositary Receipts.  The average price was $49.55 per receipt or $1,486.50 per unit. The total cost including commissions was $2,752,393. The Partnership was required to repurchase 433 Class B Units for a cost of $643,682 and 23 General Partnership Units for a cost of $33,878, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On November 19, 2016, a pipe broke at 62 Boylston Street in Boston, MA., resulting in water damage to 24 apartments.The Partnership has insurance coverage on both the repairs and rental loss. As of December 31, 2016, the Partnership has not received any payments on this claim, and has an estimated insurance recovery receivable of  approximately $701,000, which is included on the balance sheet as of December 31, 2016.

NOTE 10. RENTAL INCOME

During the year ended December 31, 2016, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non‑cancellable operating leases at December 31, 2016 as follows:

Commercial
Property Leases
2017	$2,692,000
2018	2,467,000
2019	1,988,000
2020	1,525,000
2021	1,083,000
Thereafter	614,000
$10,369,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $616,000,  $683,000 and $638,000 for the years ended December 31, 2016, 2015 and 2014 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 30% of the total commercial rental income.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2017	$298,019	13,430	10	10%
2018	333,911	9,557	7	11%
2019	699,908	24,688	12	24%
2020	191,771	4,739	6	6%
2021	829,156	40,323	6	29%
2022	370,044	8,677	3	12%
2023	157,443	4,771	1	5%
2024	94,184	1,858	1	3%
2025	—	—	—	—%
2026	—	—	—	—%
Totals	$2,974,436	108,043	46	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $523,000 and $373,000 at December 31, 2016 and 2015. Included in rents receivable at December 31, 2016 is approximately $113,000 resulting from recognizing rental income from non‑cancelable commercial leases with future rental increases on a straight‑line basis. The majority of this amount is for long‑term leases with Staples and Trader Joe’s at Staples Plaza in Framingham, Massachusetts.

Rents receivable at December 31, 2016 also includes approximately $138,000 representing the deferral of rental concession primarily related to the residential properties.

For the year ended December 31, 2016 rent at the commercial properties includes approximately $2,000, of amortization of deferred rents arising from the fair values assigned to in‑place leases upon the purchase of Cypress Street in Brookline, Massachusetts.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2016, 2015 and 2014, cash paid for interest was approximately $9,942,000,  $9,838,000 and $8,791,000 respectively. Cash paid for state income taxes was approximately $47,000,  $32,000 and $51,000 during the years ended December 31, 2016, 2015 and 2014 respectively.  In 2014, the Partnership was involved in non-cash refinancing activities of approximately $7,077,000 for NERA Dean Street Associates, LLC and Westgate Apartments Burlington, LLC. In 2015, the Partnership was involved in a non-cash financing activity of $25,000,000 in connection with the purchase of the residence at Captain Parker.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2016 and 2015, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2016 and 2015 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and notes payable, accounts payable and accrued expenses were representative of their fair values due to the short‑term nature of these instruments or, the recent acquisition of these items.

At December 31, 2016 and 2015, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2016 and 2015, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre‑payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2015, the Partnership had a line of credit outstanding in the amount of $25,000,000, which represents its fair market value.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2016	*	$212,709,080	$219,086,450
At December 31, 2015	*	$194,500,820	$205,240,993
Investment Properties
At December 31, 2016	*	$130,152,297	$133,991,269
At December 31, 2015	*	$135,657,988	$142,512,272

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2016 and 2015. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income of approximately $4,893,000 was approximately $57,000 less than statement income for the year ended December 31, 2016. The primary reason for the decrease is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership’s real estate at December 31, 2016 is approximately $7,200,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $2,100,000 less than statement basis.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2016	2015	2014
	(in thousands)
Financial statement (“book”) net income	$4,951	$3,773	$1,025
Book/Tax differences from depreciation and amortization	(1,411)	(2,513)	(2,884)
Book/Tax differences on tax free exchanges	1,257	501	(827)
Book/Tax differences from Investment Properties	(279)	(74)	307
Increase (Decrease) in prepaid rent and allowances	375	413	269
Other	—	6	2
Taxable income (loss)	$4,893	$2,106	$(2,108)

Allowable accelerated depreciation deductions were extended through 2016. Future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2016, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2013 forward.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001, the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%‑50% ownership interests in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 56%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage before unamortized deferred financing costs is approximately $83,501,000 at December 31, 2016.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. As of December 31, 2016, the balance of the mortgage before unamortized deferred financing costs is approximately $4,431,000. On March 1,2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of $2,222,000. See Note 18 – SUBSEQUENT EVENTS, for additional information regarding the transaction. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Joint Venture refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2016, 4 units were sold resulting in a gain of approximately $337,000. As of February 1, 2017, one unit is still owned by the Joint Venture. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50‑car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At December 31, 2016, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. Ten units were sold in the year ended December 31, 2016 with a gain on the sales of approximately $1,324,000. As of December 31, 2016, five units are under purchase and sales agreements and the Partnership still owns 38 units. Two units were sold in January, 2017. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10‑ year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was  5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2016, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2016, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture  made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2016, the balance of this mortgage before unamortized deferred financing costs is approximately $9,926,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Summary financial information as of December 31, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,011,942	$2,622,011	$6,587,662	$3,706,705	$140,635	$5,929,749	$6,165,266	$17,773,858	$91,943,516	$142,881,344
Cash & Cash Equivalents	167,953	52,321	57,635	144,831	18,576	923	47,795	95,294	1,496,250	2,081,578
Rent Receivable	25,604	—	9,840	10,568	2,452	5,520	—	6,133	204,956	265,073
Real Estate Tax Escrow	127,728	—	18,570	—	—	47,308	18,198	189,239	211,494	612,537
Prepaid Expenses & Other Assets	96,307	615	50,553	403,514	1,540	79,474	26,473	75,324	1,627,342	2,361,142
Total Assets	$8,429,534	$2,674,947	$6,724,260	$4,265,618	$163,203	$6,062,974	$6,257,732	$18,139,848	$95,483,558	$148,201,674
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,879,346	$—	$9,849,225	$—	$—	$4,430,574	$5,879,634	$16,776,940	$83,336,579	$130,152,298
Accounts Payable & Accrued Expense	59,227	1,700	65,948	9,432	3,137	12,277	50,643	157,812	673,585	1,033,761
Advance Rental Pmts & Security Deposits	218,582	—	236,679	61,883	1,822	82,693	120,096	347,446	2,667,408	3,736,609
Total Liabilities	10,157,155	1,700	10,151,852	71,315	4,959	4,525,544	6,050,373	17,282,198	86,677,572	134,922,668
Partners’ Capital	(1,727,621)	2,673,247	(3,427,592)	4,194,303	158,244	1,537,430	207,359	857,650	8,805,986	13,279,006
Total Liabilities and Capital	$8,429,534	$2,674,947	$6,724,260	$4,265,618	$163,203	$6,062,974	$6,257,732	$18,139,848	$95,483,558	$148,201,674
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,336,623	$—	$2,097,151	$79,122	$768,714	$103,679	$428,824	$3,522,393	8,336,505
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(863,810)	$—	$(1,713,796)	$—	$—	$—	$—	$—	$—	(2,577,606)
Total Investment in Unconsolidated Joint Ventures (Net)										$5,758,899
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	—	42	148	409	689
Units to be sold	—	—	—	176	120	48	—	—	—	344
Units sold through February 1, 2017	—	—	—	139	119	—	—	—	—	258
Unsold units	—	—	—	37	1	—	—	—	—	38
Unsold units with deposits for future sale as of February 1, 2017	—	—	—	5	1	—	—	—	—	6

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Summary financial information for the year ended December 31, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,534,910	$240,000	$1,471,455	$798,710	$40,290	$969,220	$992,980	$3,236,490	$14,731,240	$24,015,295
Laundry and Sundry Income	15,263	—	4,707	—	—	—	1,326	40,720	108,711	170,727
	1,550,173	240,000	1,476,162	798,710	40,290	969,220	994,306	3,277,210	14,839,951	24,186,022
Expenses
Administrative	31,400	1,740	34,512	9,636	6,295	10,768	6,557	48,753	187,176	336,837
Depreciation and Amortization	452,186	2,830	348,169	184,898	4,921	298,503	341,645	961,390	3,261,594	5,856,136
Management Fees	63,880	9,600	60,545	30,493	1,745	38,258	40,648	129,134	317,947	692,250
Operating	103,761	—	72,280	919	315	2,358	96,690	328,915	1,165,589	1,770,827
Renting	26,731	—	22,395	1,789	—	4,354	6,202	19,354	250,675	331,500
Repairs and Maintenance	157,398	3,150	66,606	296,423	22,054	413,972	84,307	558,988	1,391,171	2,994,069
Taxes and Insurance	227,148	58,725	130,867	161,984	9,236	164,667	121,365	476,185	1,541,959	2,892,136
	1,062,504	76,045	735,374	686,142	44,566	932,880	697,414	2,522,719	8,116,111	14,873,755
Income Before Other Income	487,669	163,955	740,788	112,568	(4,276)	36,340	296,892	754,491	6,723,840	9,312,267
Other Income (Loss)
Interest Expense	(289,041)	—	(397,726)	(150,061)	(71)	(261,440)	(286,628)	(772,201)	(4,875,137)	(7,032,305)
Interest Income	—	—	—	10	—	—	—	—	—	10
Gain on Sale of Real Estate	—	—	—	1,324,174	337,251	—	—	—	—	1,661,425
	(289,041)	—	(397,726)	1,174,123	337,180	(261,440)	(286,628)	(772,201)	(4,875,137)	(5,370,870)
Net Income (Loss)	$198,628	$163,955	$343,062	$1,286,691	$332,904	$(225,100)	$10,264	$(17,710)	$1,848,703	$3,941,397
Net Income (Loss)—NERA 50%	$99,314	$81,978	$171,531	$643,346	$166,452	$(112,550)	$5,132	$(8,856)		1,046,346
Net Income —NERA 40%									$739,481	739,481
										$1,785,827

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Future annual mortgage maturities at December 31, 2016 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Bay Apts	Minuteman	Main Apts	Park	Total
12/31/2017	$—	$183,037	$4,431,370	$—	$—	$1,593,424	$6,207,831
12/31/2018	—	190,248	—	—	—	1,684,479	1,874,727
12/31/2019	—	197,742	—	—	—	80,223,265	80,421,007
12/31/2020	—	205,532	—	—	—		205,532
12/31/2021	—	213,629	—	—	—		213,629
Thereafter	10,000,000	8,935,610	—	6,000,000	16,900,000	—	41,835,610
	10,000,000	9,925,798	4,431,370	6,000,000	16,900,000	83,501,168	130,758,336
Less: unamortized deferred financing costs	(120,654)	(76,573)	(796)	(120,366)	(123,060)	(164,589)	(606,038)
	$9,879,346	$9,849,225	$4,430,574	$5,879,634	$16,776,940	$83,336,579	$130,152,298

At December 31, 2016 the weighted average interest rate on the above mortgages was 4.99%. The effective rate was 5.07% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

.

Summary financial information as of December 31, 2015

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,419,054	$2,618,666	$6,780,019	$4,939,620	$573,138	$6,174,512	$6,352,363	$18,574,474	$94,250,027	$148,681,873
Cash & Cash Equivalents	200,185	16,036	160,086	27,721	7,728	545	39,184	235,748	1,186,144	1,873,377
Rent Receivable	9,058	—	3,738	4,164	—	241	668	11,684	66,818	96,371
Real Estate Tax Escrow	33,643	—	15,322	80,196	—	51,218	40,499	81,815	210,446	513,139
Prepaid Expenses & Other Assets	104,975	565	37,088	56,048	12,879	63,345	41,201	67,496	1,898,655	2,282,252
Total Assets	$8,766,915	$2,635,267	$6,996,253	$5,107,749	$593,745	$6,289,861	$6,473,915	$18,971,217	$97,612,090	$153,447,012
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,865,557	$—	$9,916,769	$4,728,751	$—	$4,497,183	$5,208,820	$16,760,889	$84,680,020	$135,657,989
Accounts Payable & Accrued Expense	69,413	1,700	63,268	28,736	12,605	14,594	55,116	216,091	792,707	1,254,230
Advance Rental Pmts& Security Deposits	202,470	—	221,871	91,649	5,799	95,552	113,084	328,675	2,482,079	3,541,179
Total Liabilities	10,137,440	1,700	10,201,908	4,849,136	18,404	4,607,329	5,377,020	17,305,655	87,954,806	140,453,398
Partners’ Capital	(1,370,525)	2,633,567	(3,205,655)	258,613	575,341	1,682,532	1,096,895	1,665,562	9,657,284	12,993,614
Total Liabilities and Capital	$8,766,915	$2,635,267	$6,996,253	$5,107,749	$593,745	$6,289,861	$6,473,915	$18,971,217	$97,612,090	$153,447,012
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,316,782	$—	$129,305	$287,670	$841,265	$548,446	$832,780	$3,862,914	$7,819,162
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(685,263)	$—	$(1,602,828)	$—	$—	$—	$—	$—	$—	(2,288,090)
Total Investment in Unconsolidated Joint Ventures (Net)										$5,531,072
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	48	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through February 1, 2016	—	—	—	127	115	—	—	—	—	242
Unsold units	—	—	—	—	5	—	—	—	—	5
Unsold units with deposits for future sale as of February 1, 2016	—	—	—	—	2	—	—	—	—	2

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Summary financial information for the year ended December 31, 2015

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,464,871	$277,568	$1,396,428	$962,511	$99,413	$973,559	$942,539	$3,093,045	$14,316,846	$23,526,780
Laundry and Sundry Income	13,319	—	656	—	—	—	—	44,911	93,064	151,950
	1,478,190	277,568	1,397,084	962,511	99,413	973,559	942,539	3,137,956	14,409,910	23,678,730
Expenses
Administrative	28,849	2,000	35,071	6,262	8,105	8,592	5,402	48,818	225,509	368,608
Depreciation and Amortization	439,046	2,829	368,775	236,513	25,418	295,176	329,150	955,269	3,219,340	5,871,516
Management Fees	63,226	11,114	57,604	37,736	3,987	38,640	38,683	122,405	304,868	678,263
Operating	102,872	—	80,873	1,050	911	1,173	93,492	432,352	1,234,505	1,947,228
Renting	11,246	—	15,815	270	—	2,986	8,807	9,765	122,378	171,267
Repairs and Maintenance	153,329	200	61,183	314,409	43,559	362,861	82,769	393,665	1,134,751	2,546,726
Taxes and Insurance	216,602	52,846	124,266	166,842	20,461	154,348	124,393	341,990	1,548,439	2,750,187
	1,015,170	68,989	743,587	763,082	102,441	863,776	682,696	2,304,264	7,789,790	14,333,795
Income Before Other Income	463,020	208,579	653,497	199,429	(3,028)	109,783	259,843	833,692	6,620,120	9,344,935
Other Income (Loss)
Interest Expense	(432,732)	(46,283)	(398,414)	(281,093)	(322)	(265,636)	(308,725)	(769,579)	(4,937,726)	(7,440,510)
Interest Income	—	—	—	14	—	—	—	—	—	14
Other Inome	—	—	—	—	—	—	—	96		96
Gain on sale of real estate	—	—	—		169,093		—	—	—	169,093
	(432,732)	(46,283)	(398,414)	(281,079)	168,771	(265,636)	(308,725)	(769,483)	(4,937,726)	(7,271,307)
Net Income (Loss)	$30,288	$162,296	$255,083	$(81,649)	$165,743	$(155,853)	$(48,883)	$64,209	$1,682,396	$2,073,628
Net Income (Loss)—NERA 50%	$15,144	$81,148	$127,542	$(40,825)	$82,871	$(77,927)	$(24,442)	$32,105		195,616
Net Income —NERA 40%									$672,958	672,958
										$868,574

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Summary financial information for the year ended December 31, 2014

		Hamilton					Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	Hamilton on	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Main Apts	Park	Total
ASSETS
Rental Properties	$8,732,134	$2,621,495	$7,132,916	$5,156,752	$811,043	$6,416,511	$6,551,038	$19,408,575	$97,142,777	$153,973,241
Cash & Cash Equivalents	759	4,216	111,875	23,008	28,636	32,379	66,705	158,515	1,128,780	1,554,873
Rent Receivable	44,399	—	2,116	2,111	1,770	945	—	7,495	94,857	153,693
Real Estate Tax Escrow	105,474	—	17,731	75,027	—	46,978	40,532	62,290	294,748	642,780
Prepaid Expenses & Other Assets	83,881	559	36,911	45,705	198,603	46,290	44,736	71,703	1,917,136	2,445,524
Total Assets	$8,966,647	$2,626,270	$7,301,549	$5,302,603	$1,040,052	$6,543,103	$6,703,011	$19,708,578	$100,578,298	$158,770,111
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$8,079,567	$1,982,191	$9,910,110	$4,796,446	$—	$4,560,483	$5,284,499	$16,744,838	$85,959,590	$137,317,724
Accounts Payable & Accrued Expense	49,426	6,088	51,122	28,751	21,454	10,193	52,095	156,578	793,995	1,169,702
Advance Rental Pmts& Security Deposits	174,186	—	191,054	96,142	10,999	99,043	95,642	305,809	2,224,825	3,197,700
Total Liabilities	8,303,179	1,988,279	10,152,286	4,921,339	32,453	4,669,719	5,432,236	17,207,225	88,978,410	141,685,126
Partners’ Capital	663,468	637,991	(2,850,737)	381,264	1,007,599	1,873,384	1,270,775	2,501,353	11,599,888	17,084,985
Total Liabilities and Capital	$8,966,647	$2,626,270	$7,301,549	$5,302,603	$1,040,052	$6,543,103	$6,703,011	$19,708,578	$100,578,298	$158,770,111
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$331,734	$318,995	$—	$190,632	$503,800	$936,692	$635,388	$1,250,676	$4,639,953	8,807,868
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$—	$—	$(1,425,369)	$—	$—	$—	$—	$—	$—	(1,425,369)
										$7,382,500
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through February 1, 2015	—	—	—	127	113	—	—	—	—	240
Unsold units	—	—	—	—	7	—	—	—	—	7
Unsold units with deposits for future sale as of February 1, 2015	—	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

Summary financial information for the year ended December 31, 2014

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,409,443	$291,517	$1,347,653	$933,315	$187,228	$943,525	$919,874	$2,931,793	$13,658,064	$22,622,412
Laundry and Sundry Income	17,634	—	1,547	—	—	—	1,731	38,668	100,935	160,515
	1,427,077	291,517	1,349,200	933,315	187,228	943,525	921,605	2,970,461	13,758,999	22,782,927
Expenses
Administrative	32,908	1,530	41,319	8,550	4,361	18,053	8,823	54,694	226,551	396,789
Depreciation and Amortization	418,313	2,829	395,155	235,782	36,183	294,272	318,673	945,014	5,347,841	7,994,062
Management Fees	57,914	11,661	55,776	37,388	7,545	38,392	37,869	116,157	289,170	651,872
Operating	121,354	—	60,695	1,023	1,058	1,801	81,659	399,600	1,233,796	1,900,986
Renting	11,900	—	13,870	9,701	1,238	6,563	8,475	23,311	177,251	252,309
Repairs and Maintenance	156,321	3,810	67,219	326,111	84,460	294,811	79,215	395,608	1,181,497	2,589,052
Taxes and Insurance	228,556	53,556	118,103	158,129	36,624	158,858	119,406	367,278	1,462,398	2,702,908
	1,027,266	73,386	752,137	776,684	171,469	812,750	654,120	2,301,662	9,918,504	16,487,978
Income Before Other Income	399,811	218,131	597,063	156,631	15,759	130,775	267,485	668,799	3,840,495	6,294,949
Other Income (Loss)
Interest Expense	(499,718)	(64,335)	(398,109)	(285,410)	(596)	(270,017)	(312,614)	(813,948)	(5,010,644)	(7,655,391)
Interest Income	—	—		21	468	—	—			489
Other Income ( Expense)	—	—			475,335		—		—	475,335
	(499,718)	(64,335)	(398,109)	(285,389)	475,207	(270,017)	(312,614)	(813,948)	(5,010,644)	(7,179,567)
Net Income (Loss)	$(99,907)	$153,796	$198,954	$(128,759)	$490,966	$(139,243)	$(45,130)	$(145,149)	$(1,170,149)	$(884,621)
Net Income (Loss)—NERA 50%	$(49,954)	$76,898	$99,477	$(64,380)	$245,483	$(69,622)	$(22,565)	$(72,575)		142,764
Net Income —NERA 40%									$(468,061)	(468,061)
										$(325,297)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

NOTE 15. IMPACT OF RECENTLY‑ISSUED ACCOUNTING STANDARDS

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

NOTE 16. SALES OF REAL ESTATE

Gain on the sale of property at Hamilton Green in 2016:
Sale price	$1,000,000
Net book value	668,544
Expense of sale	227,013
Gain on the sale of real estate	$104,443

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total
Revenue	$12,183,288	$12,254,264	$12,371,881	$12,745,657	$49,555,090
Expenses	8,768,697	9,019,667	9,274,045	9,232,731	36,295,140
Income Before Other Income and Discontinued Operations	3,414,591	3,234,597	3,097,836	3,512,926	13,259,950
Other Expenses	(2,183,827)	(2,254,011)	(1,887,089)	(1,984,171)	(8,309,098)
Net Income	$1,230,764	$980,586	$1,210,747	$1,528,755	$4,950,852
Net Income per Unit before Discontinued Operations	$9.84	$7.85	$9.69	$12.24	$39.62
Net Income Per Unit	$9.84	$7.85	$9.69	$12.24	$39.62
Income Per Depositary Receipt Before Discontinued Operations	$0.33	$0.26	$0.32	$0.41	$1.32
Net Income Per Depositary Receipt	$0.33	$0.26	$0.32	$0.41	$1.32

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Revenue	$11,075,520	$11,061,418	$11,209,974	$12,133,802	$45,480,714

Expenses	8,387,609	7,767,467	7,832,159	8,610,725	32,597,960
Income Before Other Income and Discontinued Operations	2,687,911	3,293,951	3,377,815	3,523,077	12,882,754
Other Expenses	(2,278,253)	(2,197,494)	(2,304,069)	(2,330,373)	(9,110,189)
Net Income	$409,658	$1,096,457	$1,073,746	$1,192,704	$3,772,565
Net Income per Unit before Discontinued Operations	$3.22	$8.66	$8.51	$9.47	$29.86
Net Income Per Unit	$3.22	$8.66	$8.51	$9.47	$29.86
Income Per Depositary Receipt Before Discontinued Operations	$0.11	$0.29	$0.28	$0.32	$1.00
Net Income Per Depositary Receipt	$0.11	$0.29	$0.28	$0.32	$1.00

NOTE 18—SUBSEQUENT EVENTS

On March 1, 2017, the mortgage on the property at Hamilton Bay Apartments, totaling $4,444,918, including both interest and principal, was paid off.  The Partnership was required to contribute approximately $2,222,000 to the payment.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2016

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	372,828	365,746		215,570	523,004
Year Ended December 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	366,105	201,622		194,899	372,828
Year Ended December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	343,805	308,401		286,101	366,105

(a)	Uncollectible accounts written off

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 13, 2017
Ronald Brown	Executive Officer)

/s/ Harold Brown	Treasurer and Director of the General Partner (Principal	March 13, 2017
Harold Brown	Financial Officer and Principal Accounting Officer)

/s/ Guilliaem Aertsen	Director of the General Partner	March 13, 2017
Guilliaem Aertsen

/s/ David Aloise	Director of the General Partner	March 13, 2017
David Aloise

/s/ Eunice Harps	Director of the General Partner	March 13, 2017
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503‑509 Pleasant Street, LLC.(20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013(17)
(10.15)	Loan Agreement dated July 15, 2013(18)
(10.16)	Revolving Line of Credit dated July 31, 2014(19)
(10.17)	Purchase and Sale Agreement dated August 27, 2015, between Avalon II Massachusetts Value I, L.P., and the Residences at Captain Parker, LLC (25)
(10.18)	Multifamily Loan and Security Agreement dated January 7, 2016 between Residences at Captain Parker, LLC (“Captain Parker”) and KeyBank National Association (“KeyBank”)(21)
(10.19)	Multifamily Note Floating Rate dated January 7, 2016,in the principal amount of $20,071,000 made by Captain Parker(22)
(10.20)	Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture filing Massachusetts dated January 7, 2016 between Captain Parker and Keybank (23)
(10.21)	Guaranty dated January 7, 2016, made by New England realty associates Limited Partnership as a limited guarantor (24)
(21)	Subsidiaries of the Partnership.(4)
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
(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10‑K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Notes 2 and 14 to Financial Statements included as part of this Form 10‑K.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8‑K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.

(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2016.