Form 10-Q
period 2017-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2017-05-09
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2017, there were 99,509 of the registrant’s Class A units (2,985,282 Depositary Receipts) of limited partnership issued and outstanding and 23,633 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Rental Properties	$167,657,072	$169,462,811
Cash and Cash Equivalents	7,816,172	7,463,697
Rents Receivable	455,863	567,627
Insurance Recovery Receivable	205,137	700,931
Real Estate Tax Escrows	435,922	444,625
Prepaid Expenses and Other Assets	3,498,264	3,585,870
Investments in Unconsolidated Joint Ventures	9,955,145	8,336,505
Total Assets	$190,023,575	$190,562,066
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	212,322,196	212,709,080
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,636,410	2,577,606
Accounts Payable and Accrued Expenses	2,918,163	4,052,095
Advance Rental Payments and Security Deposits	5,639,532	5,448,011
Total Liabilities	223,516,301	224,786,792
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,386 and 124,409 units outstanding in 2017 and 2016 respectively	(33,492,726)	(34,224,726)
Total Liabilities and Partners’ Capital	$190,023,575	$190,562,066

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Rental income	$12,631,445	$12,072,856
Laundry and sundry income	112,162	110,432
	12,743,607	12,183,288
Expenses
Administrative	525,736	498,255
Depreciation and amortization	2,973,056	3,027,154
Management fee	536,715	500,207
Operating	1,713,961	1,424,247
Renting	86,203	87,264
Repairs and maintenance	1,455,621	1,627,700
Taxes and insurance	1,710,404	1,603,870
	9,001,696	8,768,697
Income Before Other Income (Expense)	3,741,911	3,414,591
Other Income (Expense)
Interest income	312	202
Interest expense	(2,520,826)	(2,553,633)
Income from investments in unconsolidated joint ventures	672,837	369,604
	(1,847,677)	(2,183,827)
Net Income	$1,894,234	$1,230,764

Net Income per Unit	$15.23	$9.84

Weighted Average Number of Units Outstanding	124,409	125,140

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2016	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—	—	—	(749,540)	(178,016)	(9,369)	(936,925)
Stock Buyback	—	—	—	—	451	(451)	(558,723)	(128,874)	(6,783)	(694,380)
Net Income	—	—	—	—	—	—	984,611	233,845	12,308	1,230,764
Balance March 31, 2016	144,180	34,243	1,802	180,225	55,302	124,923	$(24,997,187)	(5,903,593)	(310,714)	(31,211,494)

Balance January 1 , 2017	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,726)
Distribution to Partners	—	—	—	—	—	—	(895,749)	(212,741)	(11,197)	(1,119,687)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—		—	1,515,387	359,904	18,942	1,894,234
Balance March 31, 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(26,822,324)	$(6,336,882)	$(333,521)	$(33,492,726)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$1,894,234	$1,230,764
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,973,056	3,027,154
Amortization of deferred financing costs	47,134	46,853
(Income) from investments in joint ventures	(672,837)	(369,604)
Change in operating assets and liabilities
Decrease in rents receivable	111,764	53,089
(Decrease) in accounts payable and accrued expense	(1,133,932)	(1,595,194)
Decrease in insurance recovery receivable	495,794	96,676
Decrease (Increase) in real estate tax escrow	8,703	(25,632)
Decrease in prepaid expenses and other assets	61,835	679,977
Increase in advance rental payments and security deposits	191,521	191,269
Total Adjustments	2,083,038	2,104,588
Net cash provided by operating activities	3,977,272	3,335,352
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	1,204,248	688,616
Distribution in excess of investment in unconsolidated joint ventures	186,395	165,000
(Investment) in unconsolidated joint ventures	(2,277,645)	(8,616)
Improvement of rental properties	(1,141,542)	(1,438,120)
Net cash (used in) investing activities	(2,028,544)	(593,120)
Cash Flows from Financing Activities
Payment of financing costs	—	(174,718)
Proceeds of mortgage notes payable	—	20,071,000
Payment of note payable	—	(25,000,000)
Principal payments of mortgage notes payable	(434,018)	(132,712)
Stock buyback	(42,548)	(694,380)
Distributions to partners	(1,119,687)	(936,925)
Net cash (used in) financing activities	(1,596,253)	(6,867,735)
Net (Decrease) in Cash and Cash Equivalents	352,475	(4,125,503)
Cash and Cash Equivalents, at beginning of period	7,463,697	10,298,186
Cash and Cash Equivalents, at end of period	$7,816,172	$6,172,683

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 9 residential and mixed use properties consisting of 767 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $47,000 and $47,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2017 or 2016 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2017 or 2016. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2017, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At March 31, 2017 and December 31, 2016, respectively approximately $9,315,000, and $8,911,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $59,611and $41,963 for the three months ended March 31, 2017 and 2016, respectively.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2017 and 2016 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2017, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2017, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at March 31, 2017 with a total of 767 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2017	December 31, 2016	Useful Life
Land, improvements and parking lots	$52,775,844	$52,612,929	15	-	40	years
Buildings and improvements	173,898,949	173,536,288	15	-	40	years
Kitchen cabinets	8,815,433	8,738,323	5	-	10	years
Carpets	7,731,372	7,621,292	5	-	10	years
Air conditioning	690,535	690,535	5	-	10	years
Laundry equipment	274,389	269,784	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	10,322,912	10,029,639	5	-	30	years
Motor vehicles	237,954	237,954			5	years
Fences	37,465	37,465	5	-	15	years
Furniture and fixtures	8,257,999	8,127,100	5	-	7	years
Smoke alarms	174,059	174,059	5	-	7	years
Total fixed assets	264,800,836	263,659,293
Less: Accumulated depreciation	(97,143,764)	(94,196,482)
	$167,657,072	$169,462,811

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $537,000 and $500,000 for the three months ended March 31, 2017 and 2016, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2017 and 2016, approximately $182,000 and $309,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2017 expenses referred to above, approximately $50,000 consisted of repairs and maintenance, $91,000 of administrative expense and $1,000 for commercial brokerage fees. Approximately $40,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2017, the Hamilton Company received approximately $503,000 from the Investment Properties of which approximately $179,000 was the management fee, approximately $22,000 was for maintenance services,  approximately $8,000 was for administrative services and approximately $294,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $811,000 and $712,000 for the three months ended March 31, 2017 and 2016, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2017 and 2016.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2017 and 2016, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the three months ended March 31, 2017 and 2016 this individual received fees of $18,750.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,430,000, and $2,381,000 of security deposits are included in prepaid expenses and other assets at March 31, 2017 and December 31, 2016, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at March 31, 2017 and December 31, 2016 is approximately $394,000 and $423,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of the Residence at Captain Parkers are included in prepaid expenses and other assets.  Intangible assets are approximately $8,000 net of accumulated amortization of approximately $496,000 and approximately $12,000 net of accumulated amortization of approximately $493,000 at March 31, 2017 and December 31, 2016, respectively.

Financing fees in association with the line of credit of approximately $16,000 and $28,000 are net of accumulated amortization of approximately $125,000 and $113,000 at March 31, 2017 and December 31, 2016 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2017 and December 31, 2016, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2017, the interest rates on these loans ranged from 2.80% to 5.97%, payable in monthly installments aggregating approximately $976,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At March 31, 2017, the weighted average interest rate on the above mortgages was 4.63%. The effective rate of 4.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,395,000 and $1,454,000 are net of accumulated amortization of approximately $1,120,000 and $1,061,000 at March 31, 2017 and December 31, 2016, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2017 are as follows:

2018—current maturities	$1,784,000
2019	7,863,000
2020	4,312,000
2021	1,965,000
2022	2,471,000
Thereafter	195,305,000
213,700,000
Less: unamortized deferred financing costs	(1,378,000)
$212,322,000

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

Captain Parker is required to repay the aggregate principal amount of the Loan by the Due Date. Interest payments on the Loans are payable monthly in arrears on specified dates set forth in the Loan Agreement. Principal payments on the Loan are also payable monthly commencing on March 1, 2022.  The note issued by Captain Parker in connection with the Loan Agreement (the “Note”) also contains provisions for optional prepayment with a penalty under certain circumstances.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of March 31, 2017, the credit line had no outstanding balance.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $12,000 for the three months ended March 31, 2017.

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

The Partnership is in compliance with these covenants as of March 31, 2017.

   NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2017, amounts received for prepaid rents of approximately $1,992,000 are included in cash and cash equivalents, and security deposits of approximately $2,430,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2017, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2017 and payable on March 31, 2017, of $9.00 per unit ($0.30 per receipt). On April 10,2017, the Partnership voted to maintain the distribution at the March 31,2017 level.

In 2016, regular quarterly distributions of $7.50 per unit ($0.25 per receipt) were paid in March, June, September and December. In December 2016, the Partnership paid a special distribution of $24.00 per unit ($0.80 per receipt). In 2016, the Partnership paid a total distribution of an aggregate of $54.00 per unit ($1.80 per Receipt).

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2017	2016
Net Income per Depositary Receipt	$0.51	$0.33
Distributions per Depositary Receipt	$0.30	$0.25

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2017 are as follows:

Class A	44,671
Class B	10,609
General Partnership	559
55,839

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2017, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2017, the Partnership purchased a total of 549 Depositary Receipts. The average price was $62.00 per receipt or $1,860.00 per unit. The total cost including commission was $34,038. The Partnership was required to repurchase 4.3 Class B Units and 0.2 General Partnership units at a cost of $8,084 and $425 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On November 19, 2016, a pipe broke at 62 Boylston Street in Boston, MA. resulting in water damage to 24  apartments. The Partnership has insurance coverage on both the repairs and rental loss. As of March 31, 2017, the Partnership has received  payments of approximately $150,000 on this claim, and has an estimated insurance recovery receivable of approximately $194,000, which is included on the balance sheet as of March 31, 2017.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2017, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and

August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2017 as follows:

Commercial
Property Leases
2018	$2,675,000
2019	2,382,000
2020	1,840,000
2021	1,508,000
2022	871,000
Thereafter	474,000
$9,750,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $166,000 and $158,000 for the three months ended March 31, 2017 and 2016 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 22% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Throguh March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2018	$208,937	13,167	9	7%
2019	459,360	13,540	9	16%
2020	631,614	23,380	12	22%
2021	128,338	1,786	4	4%
2022	1,121,202	47,050	8	39%
2023	93,702	2,491	2	3%
2024	251,627	6,629	2	9%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	—	—	—%
Totals	$2,894,780	108,043	46	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $602,000 and $523,000 at March 31, 2017 and December 31, 2016. Included in rents receivable at March 31, 2017 is approximately $110,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street in Boston, Massachusetts.

Rents receivable at March 31, 2017 also includes approximately $89,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2017 and 2016, cash paid for interest was approximately $2,472,000, and $2,434,000 respectively.  Cash paid for state income taxes was approximately $33,000 and $22,000 during the three months ended March 31, 2017 and 2016 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2017 and December 31, 2016, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2017 and December 31, 2016 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2017 and December 31, 2016, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2017 and December 31, 2016, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2017	*	$212,322,196	$218,962,915
At December 31, 2016	*	$212,709,080	$219,086,450
Investment Properties
At March 31, 2017	*	$125,320,159	$128,189,350
At December 31, 2016	*	$130,152,297	$133,991,269

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income of approximately $4,893,000 was approximately $57,000 less than statement income for the year ended December 31, 2016. The primary reason for the difference is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership’s real estate at December 31, 2016 is approximately $7,200,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $2,100,000 less than statement basis because of accelerated depreciation.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

While allowable accelerated depreciation deductions were extended, future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2013 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001,the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40%-50% ownership interest in each investment. The other investors are Harold Brown, the President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 56%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage before unamortized deferred financing costs is approximately $83,119,000 at March 31, 2017.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Joint Venture refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2016, 4 units were sold resulting in a gain of approximately $337,000.  As of May 1, 2017, one unit is still owned by the Joint Venture. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At March 31, 2017, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. Ten units were sold in the year ended December 31, 2016 with a gain on the sales of approximately $1,324,000. As of March 31, 2017, 6 units were sold in 2017 with a gain on the sales of approximately $711,000.  2  units are under purchase and sales agreements and the Partnership still owns 30 units. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At March 31, 2017, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At March 31, 2017, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2017, the balance of this mortgage before unamortized deferred financing costs is approximately $9,881,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of March 31, 2017

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,907,838	$2,622,729	$6,542,738	$3,029,735	$145,134	$5,848,498	$6,095,634	$17,593,862	$91,280,303	$141,066,471
Cash & Cash Equivalents	158,945	50,621	70,277	490,522	88	17,718	60,393	214,895	1,359,961	2,423,420
Rent Receivable	17,373	—	3,496	12,438	225	5,844	1,152	11,479	151,499	203,506
Real Estate Tax Escrow	119,722	—	45,948	—	—	17,849	19,048	213,815	240,494	656,876
Prepaid Expenses & Other Assets	96,193	246	45,250	131,148	16,480	103,595	31,844	107,642	1,558,399	2,090,797
Total Assets	$8,300,071	$2,673,596	$6,707,709	$3,663,843	$161,927	$5,993,504	$6,208,071	$18,141,693	$94,590,656	$146,441,070
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,882,793	$—	$9,805,791	$—	$—	$—	$5,881,680	$16,780,953	$82,968,942	$125,320,159
Accounts Payable & Accrued Expense	48,972	623	84,711	15,600	2,330	5,782	61,455	153,499	607,357	980,329
Advance Rental Pmts & Security Deposits	232,421	—	225,911	49,544	101	75,660	124,719	380,586	2,764,112	3,853,054
Total Liabilities	10,164,186	623	10,116,413	65,144	2,431	81,442	6,067,854	17,315,038	86,340,411	130,153,542
Partners’ Capital	(1,864,115)	2,672,973	(3,408,704)	3,598,699	159,496	5,912,062	140,217	826,655	8,250,245	16,287,528
Total Liabilities and Capital	$8,300,071	$2,673,596	$6,707,709	$3,663,843	$161,927	$5,993,504	$6,208,071	$18,141,693	$94,590,656	$146,441,070
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,336,486	$—	$1,799,349	$79,748	$2,956,030	$70,108	$413,327	$3,300,097	9,955,145
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(932,058)	$—	$(1,704,352)	$—	$—	$—	$—	$—	$—	(2,636,410)
Total Investment in Unconsolidated Joint Ventures (Net)										$7,318,735
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	—	42	148	409	690
Units to be sold	—	—	—	175	120	48	—	—	—	343
Units sold through May 1, 2017	—	—	—	143	120	1	—	—	—	264
Unsold units	—	—	—	32	—	47	—	—	—	79
Unsold units with deposits for future sale as of May 1, 2017	—	—	—	4	—	10	—	—	—	14

Financial information for the three months ended March 31, 2017

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$401,194	$60,000	$372,417	$130,398	$2,867	$222,036	$256,788	$826,303	3,810,796	$6,082,799
Laundry and Sundry Income	3,531	—	945	—	—	—	675	8,947	24,333	38,431
	404,725	60,000	373,362	130,398	2,867	222,036	257,463	835,250	3,835,129	6,121,230
Expenses
Administrative	5,201	425	6,390	964	824	3,065	1,205	11,018	50,187	79,279
Depreciation and Amortization	113,299	707	86,422	45,626	1,230	81,252	86,675	242,316	831,687	1,489,214
Management Fees	17,380	2,400	15,958	4,763	135	8,650	11,141	34,103	84,552	179,082
Operating	23,637	—	23,145	(37)	19	652	27,875	104,159	352,854	532,304
Renting	3,722	—	2,136	62	62	62	1,321	10,026	21,327	38,718
Repairs and Maintenance	20,731	—	19,300	55,502	1,980	106,605	20,854	164,126	231,633	620,731
Taxes and Insurance	60,469	14,532	36,718	29,378	863	46,095	31,445	109,815	431,459	760,774
	244,439	18,064	190,069	136,258	5,113	246,381	180,516	675,563	2,003,699	3,700,102
Income Before Other Income	160,286	41,936	183,293	(5,860)	(2,246)	(24,345)	76,947	159,687	1,831,430	2,421,128
Other Income (Loss)
Interest Expense	(78,991)	—	(99,404)	(503)	(2)	(41,525)	(59,091)	(190,684)	(1,187,172)	(1,657,372)
Gain on Sale of Real Estate	—	—	—	710,759	—	—	—	—	—	710,759
	(78,991)	—	(99,404)	710,256	(2)	(41,525)	(59,091)	(190,684)	(1,187,171)	(946,613)
Net Income (Loss)	$81,295	$41,936	$83,889	$704,396	$(2,248)	$(65,870)	$17,856	$(30,997)	$644,259	$1,474,516
Net Income (Loss)—NERA 50%	$40,648	$20,968	$41,945	$352,199	$(1,124)	$(32,935)	$8,929	$(15,498)		415,132
Net Income —NERA 40%									$257,705	257,705
										$672,837

Future annual mortgage maturities at March 31, 2017 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
3//31/2018	$—	$184,814	$	$	$	$—	$1,608,251	$1,793,065
3/31/2019	—	192,094	—			—	1,700,153	1,892,247
3/31/2020	—	199,661	—	—	—	—	79,810,548	80,010,209
3/31/2021	—	207,527	—	—	—	—	—	207,527
3/31/2022	—	215,702	—	—	—	—	—	215,702
Thereafter	10,000,000	8,880,901	0	0	6,000,000	16,900,000	—	41,780,901
	10,000,000	9,880,699	—	—	6,000,000	16,900,000	83,118,952	125,899,651
Less: unamortized deferred financing costs	(117,207)	(74,908)			(118,320)	(119,047)	(150,010)	(579,492)
	$9,882,793	$9,805,791	$—	$—	$5,881,680	$16,780,953	$82,968,942	$125,320,159

At March 31, 2017 the weighted average interest rate on the above mortgages was 4.98%. The effective rate was 5.06% including the amortization expense of deferred financing costs.

Summary financial information as of March 31, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,334,464	$2,617,959	$6,693,104	$4,882,565	$357,803	$6,095,119	$6,273,766	$18,357,260	$93,796,573	$147,408,613
Cash & Cash Equivalents	99,760	49,336	125,764	14,124	126,576	11,116	60,710	129,070	970,021	1,586,477
Rent Receivable	64,319	—	2,253	4,274	1,520	3,612	75	14,814	37,681	128,548
Real Estate Tax Escrow	33,350	—	40,392	81,742	—	44,499	43,381	37,745	216,139	497,248
Prepaid Expenses & Other Assets	154,594	226	31,233	58,033	18,370	66,580	39,366	96,529	1,998,839	2,463,770
Total Assets	$8,686,487	$2,667,521	$6,892,746	$5,040,738	$504,269	$6,220,926	$6,417,298	$18,635,418	$97,019,253	$152,084,656
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,869,004	$0	$9,918,433	$4,710,990	$—	$4,480,571	$5,189,002	$16,764,902	$84,345,096	$135,277,998
Accounts Payable & Accrued Expense	56,759	426	77,758	24,052	13,187	9,900	63,090	151,830	673,458	1,070,460
Advance Rental Pmts& Security Deposits	210,924	—	215,976	102,088	2,362	99,093	117,749	335,850	2,675,818	3,759,860
Total Liabilities	10,136,687	426	10,212,167	4,837,130	15,549	4,589,564	5,369,841	17,252,582	87,694,372	140,108,318
Partners’ Capital	(1,450,200)	2,667,095	(3,319,421)	203,608	488,720	1,631,362	1,047,457	1,382,836	9,324,881	11,976,338
Total Liabilities and Capital	$8,686,487	$2,667,521	$6,892,746	$5,040,738	$504,269	$6,220,926	$6,417,298	$18,635,418	$97,019,253	$152,084,656
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,333,547	$—	$101,803	$244,359	$815,680	$523,728	$691,418	$3,729,952	$7,440,487
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(725,100)	$—	$(1,659,711)	$—	$—	$—	$—	$—	$—	(2,384,811)
Total Investment in Unconsolidated Joint Ventures (Net)										$5,055,676
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May1, 2016	—	—	—	127	117	—	—	—	—	244
Unsold units	—	—	—	—	3	—	—	—	—	3
Unsold units with deposits for future sale as of May 1, 2016	—	—	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2016

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$398,797	$60,000	$366,918	$235,321	$16,665	$248,827	$248,561	$798,328	$3,717,306	$6,090,723
Laundry and Sundry Income	3,982	—	1,590	—	—	—	245	10,583	25,533	41,933
	402,779	60,000	368,508	235,321	16,665	248,827	248,806	808,911	3,742,839	6,132,656
Expenses
Administrative	15,552	425	9,987	1,427	1,899	1,980	1,307	11,508	49,271	93,356
Depreciation and Amortization	111,964	707	86,915	59,065	6,292	79,392	84,684	237,896	805,006	1,471,921
Management Fees	14,685	2,400	14,837	9,525	670	10,241	10,335	31,925	81,096	175,714
Operating	30,503	—	20,123	365	152	294	23,663	69,090	359,869	504,059
Renting	540	—	185	—	—	477	3,855	5,503	28,489	39,049
Repairs and Maintenance	33,934	—	16,708	77,481	8,017	99,792	53,661	96,020	263,631	649,244
Taxes and Insurance	57,435	15,172	34,016	42,949	4,217	41,909	29,424	127,811	368,159	721,092
	264,613	18,704	182,771	190,812	21,247	234,085	206,929	579,753	1,955,521	3,654,435
Income Before Other Income	138,166	41,296	185,737	44,509	(4,582)	14,742	41,877	229,158	1,787,318	2,478,221
Other Income (Loss)
Interest Expense	(70,608)	—	(99,504)	(69,516)	(47)	(65,912)	(76,316)	(191,883)	(1,219,720)	(1,793,506)
Interest Income	—	—	—	3	—	—	—	—	—	3
Gain on sale of real estate	—	—	—	—	168,008	—	—	—	—	168,008
	(70,608)	—	(99,504)	(69,513)	167,961	(65,912)	(76,316)	(191,883)	(1,219,720)	(1,625,495)
Net Income (Loss)	$67,558	$41,296	$86,233	$(25,004)	$163,379	$(51,170)	$(34,439)	$37,275	$567,598	$852,726
Net Income (Loss)—NERA 50%	$33,779	$20,648	$43,117	$(12,502)	$81,690	$(25,585)	$(17,220)	$18,638		142,564
Net Income (Loss)—NERA 40%									$227,040	227,040
										$369,604

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

NOTE 16. SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events from March 31, 2017 through the date of the issuance of these consolidated financial statements.

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

The first quarter performance is consistent with Management’s expectations regarding revenue increases and bottom line performance.  As noted, growth for same property revenues was 4.6% (which is above the recently reported rental increase in the Boston area).  Capitalizing on the continued imbalance of demand and supply in favor of landlords, Management’s focus on individual property performance in high barrier to entry neighborhoods has contributed to higher than average industry occupancy and revenue growth. Collectively the Portfolio’s NOI (Net Operating Income- Income before Other Income and Discontinued Operations plus Depreciation and Amortization) growth was 4.2% for same property operations.   Based upon current renewal and market rate trends in the Portfolio and Joint Venture Properties, Management anticipates similar top and bottom line growth for the balance of 2017 as experienced in 2016.   Continuous focus on curb appeal and current focus on all tools necessary to drive resident traffic to the Partnership’s sites are having a positive effect.

The Joint Venture condominium sales are tracking well. Management believes complete sellout of both Hamilton Bay joint venture and 1025 Hancock Street joint venture will be in the fall of 2018.Total sales are forecasted to be $25m, $1m above original forecast of June 2016 when the resale of the units began.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,365,306 Depositary Receipts through March 31, 2017 or approximately 32% of the outstanding Class A Depositary Receipts.  During the first   quarter, the Partnership repurchased 549 Class A Depositary Receipts, 4.3 Class B units, and 0.2 General Partnership Units at a cost of approximately $34,000, $8,000 and $500 respectively for a total cost of approximately $43,000.  This purchase of receipts is in line with the Partnership’s trading plan.  Management anticipates purchases for 2017  to be less than 2016.

At May 1, 2017, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 42% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2017, tenant renewals were approximately 61% with an average rental increase of approximately 3.8%, new leases accounted for approximately 39% with rental rate increases of approximately 2.1%.  During the three months ended March 31, 2017, leasing commissions were approximately $13,000 compared to approximately $21,000 for the three months ended March 31, 2016, a decrease of approximately $8,000 (38.0%) from 2016. Tenant concessions were approximately $13,000 for the three months ended March 31, 2017, compared to approximately $23,000 for the three months ended March 31, 2016, a decrease of approximately $10,000 (43%).  Tenant improvements were approximately $322,000 for the three months ended March 31, 2017, compared to approximately $462,000 for the three months ended March 31, 2016, a decrease of approximately $140,000 (30%).

Hamilton accounted for approximately 3.0% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2017 and 5.7 % during the three months ended March 31, 2016. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $59,000 (78.9%) and approximately $55,000 (86.0%) of the legal services paid for by the Partnership during the three months ended March 31, 2017 and 2016, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2017, Hamilton provided the Partnership approximately $40,000 in construction and architectural services, compared to approximately $64,000 for the three months ended March 31, 2016.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2017 and 2016, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first three months of 2017.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 and March 31, 2016

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately

$3,742,000 during the three months ended March 31, 2017, compared to approximately $3,415,000 for the three months ended March 31, 2016, an increase of approximately $327,000 (9.6%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2017	May 1, 2016
Residential
Units	2,525	2,525
Vacancies	67	55
Vacancy rate	2.7%	2.2%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2017		2016
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$12,631	$12,631	$12,073	$12,073
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$166	$166	$158	$158

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016:

	Three Months Ended December 31,		Dollar	Percent
	2017	2016	Change	Change
Revenues
Rental income	$12,631,445	$12,072,856	$558,589	4.6%
Laundry and sundry income	112,162	110,432	1,730	1.6%
	12,743,607	12,183,288	560,319	4.6%
Expenses
Administrative	525,736	498,255	27,481	5.5%
Depreciation and amortization	2,973,056	3,027,154	(54,098)	(1.8)%
Management fee	536,715	500,207	36,508	7.3%
Operating	1,713,961	1,424,247	289,714	20.3%
Renting	86,203	87,264	(1,061)	(1.2)%
Repairs and maintenance	1,455,621	1,627,700	(172,079)	(10.6)%
Taxes and insurance	1,710,404	1,603,870	106,534	6.6%
	9,001,696	8,768,697	232,999	2.7%
Income Before Other Income (Expense)	3,741,911	3,414,591	327,320	9.6%
Other Income (Expense)
Interest income	312	202	110	54.5%
Interest expense	(2,520,826)	(2,553,633)	32,807	(1.3)%
Income from investments in unconsolidated joint ventures	672,837	369,604	303,233	82.0%
	(1,847,677)	(2,183,827)	336,150	(15.4)%
Net Income	$1,894,234	$1,230,764	$663,470	53.9%

Rental income for the three months ended March 31, 2017 was approximately $12,631,000, compared to approximately $12,073,000 for the three months ended March 31, 2016, an increase of approximately $559,000 (4.6%). The factors that can be attributed to this increase are as follows:   Rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, Westgate Apartments, 1144 Commonwealth Avenue, School Street, Captain Parker, 62 Boylston Street, Hamilton Oaks, and Executive Apartments, with increases of approximately $116,000, $82,000, $56,000, $50,000, $50,000, $42,000 and $32,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2017 were approximately $9,002,000 compared to approximately $8,769,000 for the three months ended March 31, 2016, an increase of approximately $233,000 (2.8%).  The factors contributing to this net increase are an increase in operating expenses of approximately $290,000 (20.3%),  a decrease in repairs and maintenance costs of approximately $ 172,000 (10.6%) due to continued maintenance at the properties, and an increase in taxes and insurance of approximately $107,000 (6.6%).

Interest expense for the three months ended March 31, 2017 was approximately $2,521,000 compared to approximately $2,554,000 for the three months ended March 31, 2016, a decrease of approximately $33,000 (1.3%).  Approximately $30,000 of this decrease represents a decrease in interest expense on the Line of Credit, a decrease of approximately $16,000 for Hamilton Green, partially offset by an increase of approximately $24,000 for the mortgage at Captain Parker.

At March 31, 2017, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $673,000 for the three months ended March 31, 2017, compared to net income of approximately $370,000 for the three months ended March 31, 2016,  an increase in income of approximately $303,000 (82.0%). This increase is primarily due to a gain on the sale of real estate of approximately $711,000 on the sale of 6 units at Hamilton 1025, compared to a gain of approximately $168,000 for the three months ended March 31, 2016. Included in the income for the three months ended March 31, 2017 is depreciation and amortization expense of approximately $1,489,000. The proportional income for the three months ended March 31, 2017 from the investment in Dexter Park is approximately $258,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2017 was approximately $1,894,000 compared to income of approximately $1,231,000 for the three months ended March 31, 2016, an increase in income of approximately $663,000 (53.9%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2017 was the collection of rents.  The Partnership’s principal source of cash in 2016 was the collection of rents and the proceeds from the mortgage for Captain Parker.  The majority of cash and cash equivalents of $7,816,172 at March 31, 2017 and $7,463,697 at December 31, 2016 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $352,475 for the three months ended March 31, 2017 is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$3,977,272	$3,335,352
Cash (used in) investing activities	(2,028,544)	(593,120)
Cash (used in) financing activities	(434,018)	(5,236,430)
Repurchase of Depositary Receipts, Class B and General Partner Units	(42,548)	(694,380)
Distributions paid	(1,119,687)	(936,925)
Net (decrease) increase in cash and cash equivalents	$352,475	$(4,125,503)

The increase in cash provided by operating activities is primarily due to an increase in rent collections partially offset by an increase in cash operating expenses. The decrease in cash used in investing activities is due primarily to the Partnership contributing $2,222,000 to pay off the principal of the mortgage on Hamilton Bay Apartments. The change in cash used in financing activities is due to the payment of mortgage notes payable. During the three months ended March 31, 2017, the Partnership purchased 549 Depositary Receipts for an average price of $62.00 for a total cost of $34,038; 4.3 Class B Units for a cost of $8,084 and 0.2 General Partnership Units for a cost of $426, for a total cost of $42,548.

During 2017, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,142,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Westside Colonial, 1144 Commonwealth, Hamilton Oaks, Redwood Hills, Lincoln Street, and 62 Boylston Street,   at a cost of approximately $276,000, $260,000, $141,000, $137,000, $115,000 and $89,000 respectively. The Partnership plans to invest approximately $2,604,000 in additional capital improvements in 2017.

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

During the three months ended March 31, 2017 the Partnership received distributions of approximately $1,391,000 from the investment properties. For the three months ended March 31, 2016, the Partnership received distributions of approximately $845,000 from the investment properties. Included in these distributions is the amount from Dexter Park of approximately $480,000 and $360,000 for the three months ended March 31, 2017 and 2016 respectively.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2017, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2017, our proportionate share of the non-recourse debt related to these investments was approximately $54,638,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2017, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2018	2019	2020	2021	2022	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$1,784,481	$7,862,603	$4,311,970	$1,965,343	$2,470,642	$195,305,134	$213,700,173

Other obligations	—	—	—	—	—	—	—
Total Contractual Obligations	$1,784,481	$7,862,603	$4,311,970	$1,965,343	$2,470,642	$195,305,134	$213,700,173

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

As of March 31, 2017, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $337,642,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,071,000 (without taking out unamortized deferred financing costs) as of March 31, 2017 ranged from LIBOR plus 201 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $ 251,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2017 would be approximately $15 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the first quarter of 2017:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

January 1-31, 2017	$—	—	635,243
February 1-28, 2017	$—	—	635,243
March 1-31, 2017	$62.00	549	634,694
Total		549

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2017, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

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
Dated: May 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 9, 2017
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	May 9, 2017
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 9, 2017
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 9, 2017
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	May 9, 2017
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).