Form 10-Q
period 2017-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2017-08-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 99,509 of the registrant’s Class A units (2,985,282 Depositary Receipts) of limited partnership issued and outstanding and 23,633 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Rental Properties	$165,745,385	$169,462,811
Cash and Cash Equivalents	10,953,067	7,463,697
Rents Receivable	472,606	567,627
Insurance Recovery Receivable	68,270	700,931
Real Estate Tax Escrows	469,807	444,625
Prepaid Expenses and Other Assets	4,245,465	3,585,870
Investments in Unconsolidated Joint Ventures	9,029,232	8,336,505
Total Assets	$190,983,832	$190,562,066
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	211,934,121	212,709,080
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,754,771	2,577,606
Accounts Payable and Accrued Expenses	2,728,121	4,052,095
Advance Rental Payments and Security Deposits	5,695,319	5,448,011
Total Liabilities	223,112,332	224,786,792
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,386 and 124,409 units outstanding in 2017 and 2016 respectively	(32,128,500)	(34,224,726)
Total Liabilities and Partners’ Capital	$190,983,832	$190,562,066

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Rental income	$12,683,517	$12,136,355	$25,314,962	$24,209,211
Laundry and sundry income	104,274	117,909	216,436	228,341
	12,787,791	12,254,264	25,531,398	24,437,552
Expenses
Administrative	463,008	455,160	988,744	953,416
Depreciation and amortization	3,009,698	3,060,994	5,982,753	6,088,148
Management fee	518,533	501,288	1,055,248	1,001,495
Operating	1,032,064	1,069,692	2,746,025	2,493,937
Renting	94,532	155,962	180,735	243,226
Repairs and maintenance	2,053,272	2,193,186	3,508,894	3,820,886
Taxes and insurance	1,646,053	1,583,385	3,356,457	3,187,255
	8,817,160	9,019,667	17,818,856	17,788,363
Income Before Other Income (Expense)	3,970,631	3,234,597	7,712,542	6,649,189
Other Income (Expense)
Interest income	404	203	716	405
Interest expense	(2,545,553)	(2,542,692)	(5,066,379)	(5,096,325)
Income from investments in unconsolidated joint ventures	1,058,225	288,478	1,731,062	658,082
	(1,486,924)	(2,254,011)	(3,334,601)	(4,437,838)
Net Income	$2,483,707	$980,586	$4,377,941	$2,211,351

`	$19.97	$7.85	$35.19	$17.69

Weighted Average Number of Units Outstanding	124,386	124,923	124,392	125,032

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2016	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—	—	—	(1,499,080)	(356,032)	(18,738)	(1,873,850)
Stock Buyback	—	—	—	—	451	(451)	(558,723)	(128,874)	(6,783)	(694,380)
Net Income	—	—	—	—	—	—	1,769,081	420,157	22,113	2,211,351
Balance June 30, 2016	144,180	34,243	1,802	180,225	55,302	124,923	$(24,962,257)	(5,895,297)	(310,278)	(31,167,832)

Balance January 1 , 2017	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,726)
Distribution to Partners	—	—	—	—	—	—	(1,791,334)	(425,442)	(22,392)	(2,239,168)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—		—	3,502,353	831,809	43,779	4,377,941
Balance June 30, 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(25,730,943)	$(6,077,678)	$(319,879)	$(32,128,500)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$4,377,941	$2,211,351
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,982,753	6,088,148
Amortization of deferred financing costs	94,269	93,986
(Income) from investments in joint ventures	(1,731,062)	(658,082)
Change in operating assets and liabilities
Decrease (Increase) in rents receivable	95,021	(65,414)
(Decrease) in accounts payable and accrued expense	(1,323,974)	(1,940,803)
Decrease in insurance recovery receivable	632,661	177,514
(Increase) in real estate tax escrow	(25,182)	(20,463)
(Increase) Decrease in prepaid expenses and other assets	(90,772)	600,109
Increase in advance rental payments and security deposits	247,308	331,900
Total Adjustments	3,881,022	4,606,895
Net cash provided by operating activities	8,258,963	6,818,246
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	3,322,250	1,331,282
Distribution in excess of investment in unconsolidated joint ventures	334,767	300,000
(Investment) in unconsolidated joint ventures	(2,441,517)	(53,782)
Deposit and escrow held for the acquisition of real estate	(620,129)	—
Improvement of rental properties	(2,214,020)	(2,771,798)
Net cash (used in) investing activities	(1,618,649)	(1,194,298)
Cash Flows from Financing Activities
Payment of financing costs	—	(174,718)
Proceeds of mortgage notes payable	—	20,071,000
Payment of note payable	—	(25,000,000)
Principal payments of mortgage notes payable	(869,228)	(360,178)
Stock buyback	(42,548)	(694,380)
Distributions to partners	(2,239,168)	(1,873,850)
Net cash (used in) financing activities	(3,150,944)	(8,032,126)
Net Increase (Decrease) in Cash and Cash Equivalents	3,489,370	(2,408,178)
Cash and Cash Equivalents, at beginning of period	7,463,697	10,298,186
Cash and Cash Equivalents, at end of period	$10,953,067	$7,890,008

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 25 properties which include 17 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,506 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 9 residential and mixed use properties consisting of 754 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $94,000 and $94,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2017 or 2016. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2017, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At June 30, 2017 and December 31, 2016, respectively approximately $12,485,000, and $8,911,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $98,811and $93,394 for the six months ended June 30, 2017 and 2016, respectively.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2017 and 2016 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2017, the Partnership and its Subsidiary Partnerships owned 2,506 residential apartment units in 21 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2017, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at June 30, 2017 with a total of 754 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2017	December 31, 2016	Useful Life
Land, improvements and parking lots	$52,918,495	$52,612,929	15	-	40	years
Buildings and improvements	173,761,734	173,536,288	15	-	40	years
Kitchen cabinets	9,022,944	8,738,323	5	-	10	years
Carpets	7,962,417	7,621,292	5	-	10	years
Air conditioning	690,535	690,535	5	-	10	years
Laundry equipment	274,389	269,784	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	10,354,242	10,029,639	5	-	30	years
Motor vehicles	237,954	237,954			5	years
Fences	37,465	37,465	5	-	15	years
Furniture and fixtures	8,371,845	8,127,100	5	-	7	years
Smoke alarms	657,369	174,059	5	-	7	years
Total fixed assets	265,873,314	263,659,293
Less: Accumulated depreciation	(100,127,929)	(94,196,482)
	$165,745,385	$169,462,811

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,055,000 and $1,001,000 for the six months ended June 30, 2017 and 2016, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30,

2017 and 2016, approximately $363,000 and $557,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2017 expenses referred to above, approximately $95,000 consisted of repairs and maintenance, $184,000 of administrative expense and $1,000 for commercial brokerage fees. Approximately $83,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2017, the Hamilton Company received approximately $798,000 from the Investment Properties of which approximately $352,000 was the management fee, approximately $27,000 was for maintenance services, approximately $14,000 was for administrative services and approximately $405,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,671,000 and $1,509,000 for the six months ended June 30, 2017 and 2016, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2017 and 2016.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2017 and 2016, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the six months ended June 30, 2017 and 2016 this individual received fees of $37,500.

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

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,466,000, and $2,381,000 of security deposits are included in prepaid expenses and other assets at June 30, 2017 and December 31, 2016, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at June 30, 2017 and December 31, 2016 is approximately $424,000 and $423,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of the Residence at Captain Parkers are included in prepaid expenses and other assets.  Intangible assets are approximately $4,000 net of accumulated amortization of approximately $500,000 and approximately $12,000 net of accumulated amortization of approximately $492,000 at June 30, 2017 and December 31, 2016, respectively.

Included in deposits and escrows held for acquisition is approximately $620,000 in connection with the purchase of Woodland Park apartments in Newton, Massachusetts. See Note 16-Subsequent Events.

Financing fees in association with the line of credit of approximately $24,000 and $28,000 are net of accumulated amortization of approximately $137,000 and $113,000 at June 30, 2017 and December 31, 2016 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2017 and December 31, 2016, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2017, the interest rates on these loans ranged from 2.80% to 5.97%, payable in monthly installments aggregating approximately $976,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At June 30, 2017, the weighted average interest rate on the above mortgages was 4.63%. The effective rate of 4.72% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,337,000 and $1,454,000 are net of accumulated amortization of approximately $1,179,000 and $1,061,000 at June 30, 2017 and December 31, 2016, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2017 are as follows:

2018—current maturities	$1,804,000
2019	7,883,000
2020	4,318,000
2021	2,176,000
2022	2,535,000
Thereafter	194,549,000
213,265,000
Less: unamortized deferred financing costs	(1,331,000)
$211,934,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of June 30, 2017, the credit line had no outstanding balance. The agreement expired on July 31,2017. The lender has provided a 90 day extension and is working with the Partnership on a renewal agreement.

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

On July 6, 2017, the Partnership, in connection with the purchase of Woodland Park Apartments, used the entire line of credit, along with a loan from HBC Holdings, LLC, a company controlled by Harold Brown for $16,000,000, and cash reserves, to purchase the property. See Note 16-Subsequent Events.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $25,000 for the six months ended June 30, 2017.

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

The Partnership is in compliance with these covenants as of June 30, 2017.

   NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2017, amounts received for prepaid rents of approximately $2,092,000 are included in cash and cash equivalents, and security deposits of approximately $2,466,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2017, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2017, and June 15, 2017 and payable on March 31, 2017, and June 30, 2017 of $9.00 per unit ($0.30 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2017	2016
Net Income per Depositary Receipt	$1.17	$0.59
Distributions per Depositary Receipt	$0.60	$0.50

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2017 are as follows:

Class A	44,671
Class B	10,609
General Partnership	559
55,839

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2017, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2017, the Partnership purchased a total of 549 Depositary Receipts. The average price was $62.00 per receipt or $1,860.00 per unit. The total cost including commission was $34,038. The Partnership was required to repurchase 4.3 Class B Units and 0.2 General Partnership units at a cost of $8,084 and $425 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On November 19, 2016, a pipe broke at 62 Boylston Street in Boston, MA. resulting in water damage to 24  apartments. The Partnership has insurance coverage on both the repairs and rental loss. As of June 30, 2017, the Partnership has received payments of approximately $344,000 on this claim.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2017, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and

August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2017 as follows:

Commercial
Property Leases
2018	$3,447,000
2019	2,284,000
2020	1,687,000
2021	1,474,000
2022	594,000
Thereafter	391,000
$9,877,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $319,000 and $304,000 for the six months ended June 30, 2017 and 2016 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 33% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Throguh June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2018	$418,813	18,181	11	14%
2019	338,133	10,684	11	12%
2020	631,713	22,328	9	22%
2021	621,421	25,004	6	21%
2022	579,164	23,267	6	20%
2023	78,000	1,950	1	2%
2024	251,627	6,629	2	9%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	—	—	—%
Totals	$2,918,871	108,043	46	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $686,000 and $523,000 at June 30, 2017 and December 31, 2016. Included in rents receivable at June 30, 2017 is approximately $120,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street in Boston, Massachusetts.

Rents receivable at June 30, 2017 also includes approximately $71,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2017 and 2016, cash paid for interest was approximately $4,985,000, and $4,947,000 respectively.  Cash paid for state income taxes was approximately $37,000 and $41,000 during the six months ended June 30, 2017 and 2016 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2017 and December 31, 2016, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2017 and December 31, 2016 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2017 and December 31, 2016, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2017 and December 31, 2016, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2017	*	$211,934,121	$219,698,686
At December 31, 2016	*	$212,709,080	$219,086,450
Investment Properties
At June 30, 2017	*	$124,938,378	$127,583,710
At December 31, 2016	*	$130,152,297	$133,991,269

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, timing differences related to prepaid rents, allowances and intangible assets related to significant acquisitions. Taxable income of approximately $4,893,000 was approximately $57,000 less than statement income for the year ended December 31, 2016. The primary reason for the difference is due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. The cumulative tax basis of the Partnership’s real estate at December 31, 2016 is approximately $7,200,000 less than the statement basis. The primary reasons for the lower tax basis are tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $2,100,000 less than statement basis because of accelerated depreciation.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2013 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage before unamortized deferred financing costs is approximately $82,757,000 at June 30, 2017.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. As of June 30, 2017, 10 units were sold with a gain on the sales of approximately $1,338,000. An additional ten units are under purchase and sale agreements, and the Partnership still owns 38 units. This investment is referred to as Hamilton Bay Apartments, LLC. In April 2008, the Joint Venture refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2017,  1 unit was sold resulting in a gain of approximately $93,000.  As of August 1, 2017, all units have been sold by the Joint Venture. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At June 30, 2017, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. Ten units were sold in the year ended December 31, 2016 with a gain on the sales of approximately $1,324,000. As of June 30, 2017, 8 units were sold in 2017 with a gain on the sales of approximately $939,000. 4 units are under purchase and sales agreements and the Partnership still owns 30 units. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At June 30, 2017, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At June 30, 2017, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2017, the balance of this mortgage before unamortized deferred financing costs is approximately $9,835,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,798,556	$2,622,021	$6,494,266	$2,812,552	$0	$4,484,449	$6,012,338	$17,871,657	$90,669,576	$138,765,415
Cash & Cash Equivalents	95,520	108,751	45,291	684	212,237	58,078	27,620	541	975,232	1,523,954
Rent Receivable	5,529	—	9,470	10,842	825	18,180	10,991	20,212	150,399	226,448
Real Estate Tax Escrow	111,718	—	18,889	—	—	0	19,216	238,391	273,553	661,767
Prepaid Expenses & Other Assets	105,580	1533	42,394	770,237	0	487,987	23,196	108,507	1,667,709	3,207,143
Total Assets	$8,116,903	$2,732,305	$6,610,310	$3,594,315	$213,062	$5,048,694	$6,093,361	$18,239,308	$93,736,469	$144,384,727
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,886,240	$—	$9,761,919	$—	$—	$—	$5,883,726	$16,784,966	$82,621,527	$124,938,378
Accounts Payable & Accrued Expense	62,932	850	63,851	10,978	1,182	35,122	48,956	140,046	642,256	1,006,173
Advance Rental Pmts & Security Deposits	251,183	—	210,629	42,231	101	65,705	119,247	377,911	3,412,120	4,479,127
Total Liabilities	10,200,355	850	10,036,399	53,209	1,283	100,827	6,051,929	17,302,923	86,675,903	130,423,678
Partners’ Capital	(2,083,452)	2,731,455	(3,426,089)	3,541,106	211,779	4,947,867	41,432	936,385	7,060,566	13,961,049
Total Liabilities and Capital	$8,116,903	$2,732,305	$6,610,310	$3,594,315	$213,062	$5,048,694	$6,093,361	$18,239,308	$93,736,469	$144,384,727
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,365,727	$—	$1,770,552	$105,889	$2,473,933	$20,716	$468,192	$2,824,225	9,029,232
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,041,726)	$—	$(1,713,045)	$—	$—	$—	$—	$—	$—	(2,754,771)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,274,462
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	1	—	—	42	148	409	690
Units to be sold	—	—	—	175	120	48	—	—	—	343
Units sold through August 1, 2017	—	—	—	148	120	10	—	—	—	278
Unsold units	—	—	—	27	—	38	—	—	—	65
Unsold units with deposits for future sale as of August 1, 2017	—	—	—	4	—	9	—	—	—	13

Financial information for the six months ended June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$723,284	$120,000	$727,167	$237,200	$5,282	$397,962	$516,798	$1,655,234	7,545,962	$11,928,889
Laundry and Sundry Income	7,590	—	2,136	—	—	—	1,270	18,368	48,939	78,303
	730,874	120,000	729,303	237,200	5,282	397,962	518,068	1,673,602	7,594,901	12,007,192
Expenses
Administrative	9,929	850	14,039	2,184	2,148	5,197	2,411	17,237	95,269	149,264
Depreciation and Amortization	226,998	1,415	173,435	91,251	(38,440)	202,598	173,810	490,218	1,668,723	2,990,008
Management Fees	31,978	4,800	29,464	8,803	207	14,869	20,466	66,082	175,469	352,138
Operating	39,707	—	36,420	100	38	1,374	52,003	183,191	617,663	930,496
Renting	9,516	—	12,248	332	181	181	4,104	21,398	50,757	98,717
Repairs and Maintenance	49,551	3,180	51,430	115,717	3,100	192,826	39,286	327,427	590,844	1,373,361
Taxes and Insurance	121,101	29,080	66,970	56,565	1,213	87,349	62,894	218,416	859,625	1,503,213
	488,780	39,325	384,006	274,952	(31,553)	504,394	354,974	1,323,969	4,058,350	7,397,197
Income Before Other Income	242,094	80,675	345,297	(37,752)	36,835	(106,432)	163,094	349,633	3,536,551	4,609,995
Other Income (Loss)
Interest Expense	(164,394)	—	(197,793)	(777)	(2)	(41,741)	(118,019)	(382,898)	(2,381,971)	(3,287,595)
Gain on Sale of Real Estate	—	—	—	939,332	93,392	1,337,920	—	—	—	2,370,644
	(164,394)	—	(197,793)	938,555	93,390	1,296,179	(118,019)	(382,898)	(2,381,970)	(916,951)
Net Income (Loss)	$77,700	$80,675	$147,504	$900,803	$130,225	$1,189,747	$45,075	$(33,265)	$1,154,581	$3,693,044
Net Income (Loss)—NERA 50%	$38,851	$40,338	$73,751	$450,401	$65,113	$594,874	$22,538	$(16,633)		1,269,232
Net Income —NERA 40%									$461,830	461,830
										$1,731,062

Financial information for the three months ended June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$767,917	$120,000	$724,962	$472,476	$27,690	$494,357	$491,754	$1,604,997	$7,411,976	$12,116,129
Laundry and Sundry Income	8,357	—	2,097	—	—	—	299	20,634	54,646	86,033
	776,274	120,000	727,059	472,476	27,690	494,357	492,053	1,625,631	7,466,622	12,202,162
Expenses
Administrative	20,096	889	16,198	2,745	2,984	5,870	2,600	20,131	97,201	168,714
Depreciation and Amortization	225,194	1,415	173,831	118,064	12,584	158,855	169,581	477,061	1,618,053	2,954,638
Management Fees	30,050	4,800	30,825	17,927	1,076	19,604	19,922	64,262	165,333	353,799
Operating	50,358	—	36,666	585	200	1,008	46,231	151,015	608,261	894,324
Renting	6,839	—	10,540	1,789	—	954	4,802	9,516	55,595	90,035
Repairs and Maintenance	76,084	3,150	29,334	155,898	13,569	200,605	110,941	227,253	593,075	1,409,909
Taxes and Insurance	115,308	30,602	64,423	86,209	7,071	83,979	59,499	255,822	733,758	1,436,671
	523,929	40,856	361,817	383,217	37,484	470,875	413,576	1,205,060	3,871,276	7,308,090
Income Before Other Income	252,345	79,144	365,242	89,259	(9,794)	23,482	78,477	420,571	3,595,346	4,894,072
Other Income (Loss)
Interest Expense	(141,647)	—	(199,009)	(138,688)	(59)	(130,978)	(152,347)	(383,871)	(2,434,648)	(3,581,247)
Interest Income	—	—	—	9	—	—	—	—	—	9
Gain on sale of real estate	—	—	—		235,470		—	—	—	235,470
	(141,647)	—	(199,009)	(138,679)	235,411	(130,978)	(152,347)	(383,871)	(2,434,648)	(3,345,768)
Net Income (Loss)	$110,698	$79,144	$166,233	$(49,420)	$225,617	$(107,496)	$(73,870)	$36,700	$1,160,698	$1,548,304
Net Income (Loss)—NERA 50%	$55,350	$39,572	$83,116	$(24,710)	$112,809	$(53,749)	$(36,936)	$18,350		193,802
Net Income (Loss)—NERA 40%									$464,280	464,280
										$658,082

Future annual mortgage maturities at June 30, 2017 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
6//30/2018	$—	$186,608	$—	$—	$—	$—	$1,630,749	$1,817,357
6/30/2019	—	193,959	—	—	—	—	1,723,938	1,917,897
6/30/2020	—	201,599	—	—	—	—	79,402,271	79,603,870
6/30/2021	—	209,541	—	—	—	—	—	209,541
6/30/2022	—	217,796	—	—	—	—	—	217,796
Thereafter	10,000,000	8,825,660	—	—	6,000,000	16,900,000	—	41,725,660
	10,000,000	9,835,163	—	—	6,000,000	16,900,000	82,756,958	125,492,121
Less: unamortized deferred financing costs	(113,760)	(73,244)	—	—	(116,274)	(115,034)	(135,431)	(553,743)
	$9,886,240	$9,761,919	$—	$—	$5,883,726	$16,784,966	$82,621,527	$124,938,378

At June 30, 2017 the weighted average interest rate on the above mortgages was 5.00%. The effective rate was 5.08% including the amortization expense of deferred financing costs.

Summary financial information as of June 30, 2016

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,233,823	$2,617,251	$6,607,281	$4,829,662	$241,741	$6,017,735	$6,200,372	$18,146,220	$93,105,409	$145,999,494
Cash & Cash Equivalents	111,271	42,323	183,078	288	28,695	4,943	170	172,519	1,096,874	1,640,161
Rent Receivable	46,713	—	8,347	18,732	2,400	12,257	—	13,230	81,431	183,110
Real Estate Tax Escrow	83,814	—	16,713	83,537	—	37,780	46,263	37,745	233,654	539,506
Prepaid Expenses & Other Assets	105,562	1351	37,218	68,884	1,891	74,021	159,492	109,424	2,132,688	2,690,531
Total Assets	$8,581,183	$2,660,925	$6,852,637	$5,001,103	$274,727	$6,146,736	$6,406,297	$18,479,138	$96,650,056	$151,052,802
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,872,451	$—	$9,920,098	$4,693,693	$—	$4,463,701	$5,169,696	$16,768,914	$84,018,197	$134,906,750
Accounts Payable & Accrued Expense	54,553	850	67,207	28,749	1,395	9,232	57,401	130,506	636,852	986,745
Advance Rental Pmts& Security Deposits	196,372	—	259,754	89,470	2,373	98,765	110,976	357,657	3,027,025	4,142,392
Total Liabilities	10,123,376	850	10,247,059	4,811,912	3,768	4,571,698	5,338,073	17,257,077	87,682,074	140,035,887
Partners’ Capital	(1,542,193)	2,660,075	(3,394,422)	189,191	270,959	1,575,038	1,068,224	1,222,061	8,967,982	11,016,915
Total Liabilities and Capital	$8,581,183	$2,660,925	$6,852,637	$5,001,103	$274,727	$6,146,736	$6,406,297	$18,479,138	$96,650,056	$151,052,802
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,330,037	$—	$94,595	$135,479	$787,518	$534,111	$611,031	$3,587,193	$7,079,963
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(771,097)	$—	$(1,697,211)	$—	$—	$—	$—	$—	$—	(2,468,308)
Total Investment in Unconsolidated Joint Ventures (Net)										$4,611,654
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	49	—	48	42	148	409	786
Units to be sold	—	—	—	127	120	—	—	—	—	247
Units sold through May1, 2016	—	—	—	127	118	—	—	—	—	245
Unsold units	—	—	—	—	2	—	—	—	—	2
Unsold units with deposits for future sale as of May 1, 2016	—	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2016

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$767,917	$120,000	$724,962	$472,476	$27,690	$494,357	$491,754	$1,604,997	$7,411,976	$12,116,129
Laundry and Sundry Income	8,357	—	2,097	—	—	—	299	20,634	54,646	86,033
	776,274	120,000	727,059	472,476	27,690	494,357	492,053	1,625,631	7,466,622	12,202,162
Expenses
Administrative	20,096	889	16,198	2,745	2,984	5,870	2,600	20,131	97,201	168,714
Depreciation and Amortization	225,194	1,415	173,831	118,064	12,584	158,855	169,581	477,061	1,618,053	2,954,638
Management Fees	30,050	4,800	30,825	17,927	1,076	19,604	19,922	64,262	165,333	353,799
Operating	50,358	—	36,666	585	200	1,008	46,231	151,015	608,261	894,324
Renting	6,839	—	10,540	1,789	—	954	4,802	9,516	55,595	90,035
Repairs and Maintenance	76,084	3,150	29,334	155,898	13,569	200,605	110,941	227,253	593,075	1,409,909
Taxes and Insurance	115,308	30,602	64,423	86,209	7,071	83,979	59,499	255,822	733,758	1,436,671
	523,929	40,856	361,817	383,217	37,484	470,875	413,576	1,205,060	3,871,276	7,308,090
Income Before Other Income	252,345	79,144	365,242	89,259	(9,794)	23,482	78,477	420,571	3,595,346	4,894,072
Other Income (Loss)
Interest Expense	(141,647)	—	(199,009)	(138,688)	(59)	(130,978)	(152,347)	(383,871)	(2,434,648)	(3,581,247)
Interest Income	—	—	—	9	—	—	—	—	—	9
Gain on sale of real estate	—	—	—		235,470		—	—	—	235,470
	(141,647)	—	(199,009)	(138,679)	235,411	(130,978)	(152,347)	(383,871)	(2,434,648)	(3,345,768)
Net Income (Loss)	$110,698	$79,144	$166,233	$(49,420)	$225,617	$(107,496)	$(73,870)	$36,700	$1,160,698	$1,548,304
Net Income (Loss)—NERA 50%	$55,350	$39,572	$83,116	$(24,710)	$112,809	$(53,749)	$(36,936)	$18,350		193,802
Net Income (Loss)—NERA 40%									$464,280	464,280
										$658,082

Financial information for the three months ended June 30, 2016

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$369,120	$60,000	$358,043	$237,156	$11,025	$245,530	$243,193	$806,669	$3,694,670	$6,025,406
Laundry and Sundry Income	4,375	—	507	—	—	—	53	10,051	29,114	44,100
	373,495	60,000	358,550	237,156	11,025	245,530	243,246	816,720	3,723,784	6,069,506
Expenses
Administrative	4,545	464	6,211	1,319	1,085	3,890	1,293	8,623	47,931	75,361
Depreciation and Amortization	113,230	707	86,915	58,999	6,291	79,462	84,896	239,165	813,046	1,482,711
Management Fees	15,366	2,400	15,988	8,402	406	9,362	9,588	32,337	84,237	178,086
Operating	19,855	—	16,542	220	48	714	22,568	81,925	248,392	390,264
Renting	6,299	—	10,355	1,789	—	477	947	4,013	27,106	50,986
Repairs and Maintenance	42,149	3,150	12,627	78,417	5,551	100,814	57,281	131,233	329,444	760,666
Taxes and Insurance	57,873	15,431	30,407	43,260	2,855	42,070	30,075	128,012	365,599	715,582
	259,317	22,152	179,045	192,406	16,236	236,789	206,648	625,308	1,915,755	3,653,656
Income Before Other Income	114,178	37,848	179,505	44,750	(5,211)	8,741	36,598	191,412	1,808,029	2,415,850
Other Income (Loss)
Interest Expense	(71,039)	—	(99,505)	(69,173)	(11)	(65,065)	(76,031)	(191,988)	(1,214,929)	(1,787,741)
Interest Income	—	—	—	5	—	—	—	—	—	5
Gain on sale of Real Estate	—	—	—	—	67,462	—	—	—	—	67,462
	(71,039)	—	(99,505)	(69,168)	67,451	(65,065)	(76,031)	(191,988)	(1,214,929)	(1,720,274)
Net Income (Loss)	$43,139	$37,848	$80,000	$(24,418)	$62,240	$(56,324)	$(39,433)	$(576)	$593,100	$695,576
Net Income (Loss)—NERA 50%	$21,570	$18,924	$40,000	$(12,209)	$31,120	$(28,162)	$(19,717)	$(288)		51,238
Net Income (Loss)—NERA 40%									$237,240	237,240
										$288,478

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

NOTE 16. SUBSEQUENT EVENTS

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts (the “Property”), for a purchase price of $45,500,000.

To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings will mature on July 16, 2018, with interest only at 4.75%.  The balance of the purchase price was funded by the Partnership’s cash reserves.

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

The second quarter performance is consistent with Management’s expectations as noted in the first quarter 10Q.  Revenue growth for the first and second quarters has come from both the previous year’s rental cycle and improved renewal rates during this current season.  At the beginning of the year, Management focused on forward looking leasing exposure and market/renewal revenue opportunities throughout the portfolio.  The past six months have begun to yield improved results compared to last year on same store sales.  Management expects the current revenue growth to continue for the balance of the year and will be evident over the next four quarters. Excluding Depreciation and Amortization from operating expenses, same store operating expenses grew by 1.2%, NOI (Net Operating Income = Income before Other Income and Discontinued Operations plus Depreciation and Amortization) grew by 7.5% and revenue grew by 4.5%.  Management anticipates similar performance of the Partnership holdings for the balance of 2017.

Management started marketing the remaining condominiums at Hamilton Bay and 1025 Hancock Street in 2016 and expects a complete sellout by the end of 2018.  As expected, unit sale prices have exceeded the unit sales prices when the buildings were converted 10 years ago and have steadily risen since marketing began in June 2016.  Management originally estimated a sellout of both properties totaling $23 million and now has raised expectations to $25 million.  With the past retirement of debt of approximately $8 million, rehab and other costs, Management anticipates that nearly $16 million will be returned to the Joint Ventures resulting in approximately $8 million to the Partnership by 2018.

The acquisition of Woodland Park on July 6th was a key purchase for the Partnership.  The use of the Partnership’s line of credit, loan from HBC Holdings, LLC (a related party) and partnership funds allowed the Partnership to acquire a well-run and extremely well located, transit oriented property in Newton, Massachusetts.   Management immediately engaged in improving revenue and reducing operating costs.  The property has already begun to meet expectations on revenue for new incoming residents and upcoming renewals.  Modest capital improvements designed to improve curb appeal and improve utility costs are slated for the next three months.   The Partnership’s line of credit with an original expiration date of July 31, 2017 has been extended for 90 days.  Management is currently working on refinancing the debt with HBC Holdings and obtaining a new long-term debt on the property.  This refinancing is expected to close during the third quarter of 2017.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,365,306 Depositary Receipts through June 30, 2017 or approximately 32% of the outstanding Class A Depositary Receipts.  During the second quarter, the Partnership did not purchase any Depositary Receipts. Management anticipates purchases for 2017  to be less than 2016.

At August 1, 2017, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 47% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2017, tenant renewals were approximately 63% with an average rental increase of approximately 4.0%, new leases accounted for approximately 37% with rental rate increases of approximately 2.9%.  During the six months ended June 30, 2017, leasing commissions were approximately $53,000 compared to approximately $101,000 for the six months ended June 30, 2016, a decrease of approximately $48,000 (48.0%) from 2016. Tenant concessions were approximately $18,000 for the six months ended June 30, 2017, compared to approximately $32,000 for the six months ended June 30, 2016, a decrease of approximately $14,000 (44.0%).  Tenant improvements were approximately $870,000 for the six months ended June 30, 2017, compared to approximately $1,145,000 for the six months ended June 30, 2016, a decrease of approximately $275,000 (24.0%).

Hamilton accounted for approximately 2.7% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2017 and 5.2 % during the six months ended June 30, 2016. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $122,000 (82.2%) and approximately $102,000 (86.4%) of the legal services paid for by the Partnership during the six months ended June 30, 2017 and 2016, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2017, Hamilton provided the Partnership approximately $83,000 in construction and architectural services, compared to approximately $128,000 for the six months ended June 30, 2016.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2017 and 2016, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first six months of 2017.

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

RESULTS OF OPERATIONS

Three Months Ended June 30,  2017 and June 30, 2016

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $3,971,000 during the three months ended June 30, 2017, compared to approximately $3,235,000 for the three months ended June 30, 2016, an increase of approximately $736,000 (22.8%).

The rental activity is summarized as follows, excluding the subsequent acquisition of Woodland Park Apartments:

	Occupancy Date
	August 1, 2017	August 1, 2016
Residential
Units	2,525	2,525
Vacancies	101	75
Vacancy rate	4.0%	3.0%
Commercial
Total square feet	108,043	108,043
Vacancy	—	1,950
Vacancy rate	0.0%	1.8%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2017		2016
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$12,684	$12,684	$12,136	$12,136
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$166	$166	$146	$146

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016:

	Three Months Ended June 30,		Dollar	Percent
	2017	2016	Change	Change
Revenues
Rental income	$12,683,517	$12,136,355	$547,162	4.5%
Laundry and sundry income	104,274	117,909	(13,635)	(11.6)%
	12,787,791	12,254,264	533,527	4.4%
Expenses
Administrative	463,008	455,160	7,848	1.7%
Depreciation and amortization	3,009,698	3,060,994	(51,296)	(1.7)%
Management fee	518,533	501,288	17,245	3.4%
Operating	1,032,064	1,069,692	(37,628)	(3.5)%
Renting	94,532	155,962	(61,430)	(39.4)%
Repairs and maintenance	2,053,272	2,193,186	(139,914)	(6.4)%
Taxes and insurance	1,646,053	1,583,385	62,668	4.0%
	8,817,160	9,019,667	(202,507)	(2.2)%
Income Before Other Income (Expense)	3,970,631	3,234,597	736,034	22.8%
Other Income (Expense)
Interest income	404	203	201	99.0%
Interest expense	(2,545,553)	(2,542,692)	(2,861)	0.1%
Income from investments in unconsolidated joint ventures	1,058,225	288,478	769,747	266.8%
	(1,486,924)	(2,254,011)	767,087	(34.0)%
Net Income	$2,483,707	$980,586	$1,503,121	153.3%

Rental income for the three months ended June 30, 2017 was approximately $12,683,000, compared to approximately $12,136,000 for the three months ended June 30, 2016, an increase of approximately $547,000 (4.5%). The factors that can be attributed to this increase are as follows:   Rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, Westgate Apartments, 1144 Commonwealth Avenue, Hamilton Oaks, Westside Colonial, School Street, Hamilton Green, and Captain Parker, with increases of approximately $87,000, $74,000, $51,000, $47,000, $41,000, $36,000 and $36,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2017 were approximately $8,817,000 compared to approximately $9,020,000 for the three months ended June 30, 2016, a decrease of approximately $203,000 (2.2%).  The factors contributing to this net decrease are a decrease in repairs and maintenance costs of approximately $ 140,000 (6.4%), a decrease in renting expenses of approximately $61,000 (39.4%), and a decrease in depreciation and amortization costs of approximately $51,000 (1.7%), partially offset by an increase in taxes and insurance of approximately $63,000 (4.0%).

Interest expense for the three months ended June 30, 2017 was approximately $2,546,000 compared to approximately $2,543,000 for the three months ended June 30, 2016,  an increase of approximately $3,000 (0.1%).

At June 30, 2017, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $1,058,000 for the three months ended June 30, 2017, compared to net income of approximately $288,000 for the three months ended June 30, 2016,  an increase in income of approximately $770,000 (266.8%). This increase is primarily due to a gain on the sale of real estate of approximately $1,660,000 on the sale of 13 units at Hamilton Bay LLC,  Hamilton 1025, and Hamilton Bay Sales, compared to a gain of approximately $67,000  for the sale of one unit at Hamilton Bay LLC for the three months ended June 30, 2016. Included in the income for the three months ended June 30, 2017 is depreciation and amortization expense of approximately $1,501,000. The proportional income for the three months ended June 30, 2017 from the investment in Dexter Park is approximately $204,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2017 was approximately $2,483,000 compared to income of approximately $980,000 for the three months ended June 30, 2016, an increase in income of approximately $1,503,000 (153.3%).

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and expense of approximately $7,712,000 during the six months ended June 30, 2017, compared to approximately $6,649,000 for the six months ended June 30, 2016, an increase of approximately $1,063,000 (16.0%).

	Six Months Ended June 30,		Dollar	Percent
	2017	2016	Change	Change
Revenues
Rental income	$25,314,962	$24,209,211	$1,105,751	4.6%
Laundry and sundry income	216,436	228,341	(11,905)	(5.2)%
	25,531,398	24,437,552	1,093,846	4.5%
Expenses
Administrative	988,744	953,416	35,328	3.7%
Depreciation and amortization	5,982,753	6,088,148	(105,395)	(1.7)%
Management fee	1,055,248	1,001,495	53,753	5.4%
Operating	2,746,025	2,493,937	252,088	10.1%
Renting	180,735	243,226	(62,491)	(25.7)%
Repairs and maintenance	3,508,894	3,820,886	(311,992)	(8.2)%
Taxes and insurance	3,356,457	3,187,255	169,202	5.3%
	17,818,856	17,788,363	30,493	0.2%
Income Before Other Income ( Expense)	7,712,542	6,649,189	1,063,353	16.0%
Other Income (Expense)
Interest income	716	405	311	76.8%
Interest (expense)	(5,066,379)	(5,096,325)	29,946	(0.6)%
Income from investments in unconsolidated joint ventures	1,731,062	658,082	1,072,980	163.0%
	(3,334,601)	(4,437,838)	1,103,237	(24.9)%
Net Income	$4,377,941	$2,211,351	$2,166,590	98.0%

Rental income for the six months ended June 30, 2017 was approximately $25,315,000, compared to approximately $24,209,000 for the six months ended June 30, 2016, an increase of approximately $1,106,000 (4.6%).                             Rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, Westgate Apartments, 1144 Commonwealth Avenue, School Street,  Hamilton Oaks, Captain Parker, Westside Colonial, and 140 North Beacon Street,  with increases of approximately $203,000, $156,000, $98,000, $93,000, $86,000,  $76,000 and $65,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2017 were approximately $17,818,000 compared to approximately $17,788,000 for the six months ended June 30, 2016, an increase of approximately $ 30,000, (0.2%). The factors contributing to this net increase are an increase in operating costs of approximately $252,000 (10.1%), due to an increase in utility costs and snow removal, an increase in taxes and insurance of approximately $169,000 (5.3%), partially offset by a decrease in repairs and maintenance costs of approximately $ 312,000 (8.2%), and a decrease in depreciation and amortization expense of approximately $105,000 (1.7%).

Interest expense for the six months ended June 30, 2017 was approximately $5,066,000 compared to approximately $5,096,000 for the six months ended June 30, 2016, a decrease of approximately $30,000 (0.6%).

At June 30, 2017, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $1,731,000 for the six months ended June 30, 2017, compared to net income of approximately $658,000 for the six months ended June  30, 2016,  an increase in income of approximately $1,073,000 (163.0%). This increase is primarily due to an increase in the gain on the sale of 17 units of real estate of approximately $2,371,000 at Hamilton Bay Apartments, Hamilton 1025, and Hamilton Bay LLC,  compared to a gain of approximately $235,000 on the sale of three units at Hamilton Bay LLC for the six months ended June 30, 2016. Included in the income for the six months ended June 30, 2017 is depreciation and amortization expense of approximately $2,990,000. The allocable income for the six months ended June 30, 2017 from the investment in Dexter Park is approximately $462,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2017 was approximately $4,378,000 compared to income of approximately $2,211,000 for the six months ended June 30, 2016, an increase in income of approximately $2,167,000 (98.0%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2017 was the collection of rents.  The Partnership’s principal source of cash in 2016 was the collection of rents and the proceeds from the mortgage for Captain Parker.  The majority of cash and cash equivalents of $10,953,067 at June 30, 2017 and $7,463,697 at December 31, 2016 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $3,489,370 for the six months ended June 30, 2017 is summarized as follows:

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$8,258,963	$6,818,246
Cash (used in) investing activities	(1,618,649)	(1,194,298)
Cash (used in) financing activities	(869,228)	(5,463,896)
Repurchase of Depositary Receipts, Class B and General Partner Units	(42,548)	(694,380)
Distributions paid	(2,239,168)	(1,873,850)
Net increase (decrease) in cash and cash equivalents	$3,489,370	$(2,408,178)

The increase in cash provided by operating activities is primarily due to an increase in rent collections and a decrease in cash operating expenses. The decrease in cash used in investing activities is due primarily to the Partnership contributing $2,222,000 to pay off the principal of the mortgage on Hamilton Bay Apartments. The change in cash used in financing activities is due to the payment of mortgage notes payable. During the six months ended June 30, 2017, the Partnership purchased 549 Depositary Receipts for an average price of $62.00 for a total cost of $34,038; 4.3 Class B Units for a cost of $8,084 and 0.2 General Partnership Units for a cost of $426, for a total cost of $42,548.

During 2017, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,214,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 1144 Commonwealth, Westside Colonial, Hamilton Oaks, Redwood Hills, 62 Boylston Street, and School Street Associates  at a cost of approximately $571,000, $324,000, $250,000, $220,000, $168,000 and $150,000 respectively. The Partnership plans to invest approximately $1,532,000 in additional capital improvements in 2017.

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

During the six months ended June 30, 2017 the Partnership received distributions of approximately $3,657,000 from the investment properties. For the six months ended June 30, 2016, the Partnership received distributions of approximately $1,631,000 from the investment properties. Included in these distributions is the amount from Dexter Park of approximately $1,160,000 and $740,000 for the six months ended June 30, 2017 and 2016 respectively.

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts (the “Property”), for a purchase price of $45,500,000.

To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings will mature on July 16, 2018, with interest only at 4.75%.  The balance of the purchase price was funded by the Partnership’s cash reserves.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of June 30, 2017, the credit line had no outstanding balance. The agreement expired on July 31,2017. The lender has provided a 90 day extension and is working with the Partnership on a renewal agreement

The Partnership anticipates that cash from operations and interest bearing accounts will be sufficient to fund its current operations, pay distributions, make required debt payments and finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2017, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2017, our proportionate share of the non-recourse debt related to these investments was approximately $54,470,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2017, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2018	2019	2020	2021	2022	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$1,803,695	$7,882,668	$4,317,962	$2,176,096	$2,535,875	$194,548,667	$213,264,963

Other obligations	—	—	—	—	—	—	—
Total Contractual Obligations	$1,803,695	$7,882,668	$4,317,962	$2,176,096	$2,535,875	$194,548,667	$213,264,963

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

As of June 30, 2017, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $338,757,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,071,000 (without taking out unamortized deferred financing costs) as of June 30, 2017 ranged from LIBOR plus 201 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $301,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2017 would be approximately $15 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the second quarter of 2017:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

April 1-30, 2017	$—	—	634,694
May 1-31, 2017	$—	—	634,694
June 1-30, 2017	$—	—	634,694
Total		—

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2017, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

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
Dated: August 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 8, 2017
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	August 8, 2017
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 8, 2017
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 8, 2017
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	August 8, 2017
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).