Form 10-Q/A
period 2017-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2017-08-14
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q/A amends the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, originally filed with the Securities and Exchange Commission on August 8, 2017.

The Partnership is filing this Amendment to correct a clerical error in Note 14. Investment in unconsolidated Joint Ventures.  The chart containing the financial information for the three months ended June 30, 2017 is corrected in this amendment.

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q as of June 30, 2017 in its entirety.  Except for the correction noted in the preceding paragraph, this Amendment does not alter or restate any of the information presented or disclosed in the Original Filing.

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

Summary financial information as of June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,798,556	$2,622,021	$6,494,266	$2,812,552	$0	$4,484,449	$6,012,338	$17,871,657	$90,669,576	$138,765,415
Cash & Cash Equivalents	95,520	108,751	45,291	684	212,237	58,078	27,620	541	975,232	1,523,954
Rent Receivable	5,529	—	9,470	10,842	825	18,180	10,991	20,212	150,399	226,448
Real Estate Tax Escrow	111,718	—	18,889	—	—	0	19,216	238,391	273,553	661,767
Prepaid Expenses & Other Assets	105,580	1533	42,394	770,237	0	487,987	23,196	108,507	1,667,709	3,207,143
Total Assets	$8,116,903	$2,732,305	$6,610,310	$3,594,315	$213,062	$5,048,694	$6,093,361	$18,239,308	$93,736,469	$144,384,727
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,886,240	$—	$9,761,919	$—	$—	$—	$5,883,726	$16,784,966	$82,621,527	$124,938,378
Accounts Payable & Accrued Expense	62,932	850	63,851	10,978	1,182	35,122	48,956	140,046	642,256	1,006,173
Advance Rental Pmts & Security Deposits	251,183	—	210,629	42,231	101	65,705	119,247	377,911	3,412,120	4,479,127
Total Liabilities	10,200,355	850	10,036,399	53,209	1,283	100,827	6,051,929	17,302,923	86,675,903	130,423,678
Partners’ Capital	(2,083,452)	2,731,455	(3,426,089)	3,541,106	211,779	4,947,867	41,432	936,385	7,060,566	13,961,049
Total Liabilities and Capital	$8,116,903	$2,732,305	$6,610,310	$3,594,315	$213,062	$5,048,694	$6,093,361	$18,239,308	$93,736,469	$144,384,727
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,365,727	$—	$1,770,552	$105,889	$2,473,933	$20,716	$468,192	$2,824,225	9,029,232
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,041,726)	$—	$(1,713,045)	$—	$—	$—	$—	$—	$—	(2,754,771)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,274,462
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	1	—	—	42	148	409	690
Units to be sold	—	—	—	175	120	48	—	—	—	343
Units sold through August 1, 2017	—	—	—	148	120	10	—	—	—	278
Unsold units	—	—	—	27	—	38	—	—	—	65
Unsold units with deposits for future sale as of August 1, 2017	—	—	—	4	—	9	—	—	—	13

Financial information for the six months ended June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$723,284	$120,000	$727,167	$237,200	$5,282	$397,962	$516,798	$1,655,234	7,545,962	$11,928,889
Laundry and Sundry Income	7,590	—	2,136	—	—	—	1,270	18,368	48,939	78,303
	730,874	120,000	729,303	237,200	5,282	397,962	518,068	1,673,602	7,594,901	12,007,192
Expenses
Administrative	9,929	850	14,039	2,184	2,148	5,197	2,411	17,237	95,269	149,264
Depreciation and Amortization	226,998	1,415	173,435	91,251	(38,440)	202,598	173,810	490,218	1,668,723	2,990,008
Management Fees	31,978	4,800	29,464	8,803	207	14,869	20,466	66,082	175,469	352,138
Operating	39,707	—	36,420	100	38	1,374	52,003	183,191	617,663	930,496
Renting	9,516	—	12,248	332	181	181	4,104	21,398	50,757	98,717
Repairs and Maintenance	49,551	3,180	51,430	115,717	3,100	192,826	39,286	327,427	590,844	1,373,361
Taxes and Insurance	121,101	29,080	66,970	56,565	1,213	87,349	62,894	218,416	859,625	1,503,213
	488,780	39,325	384,006	274,952	(31,553)	504,394	354,974	1,323,969	4,058,350	7,397,197
Income Before Other Income	242,094	80,675	345,297	(37,752)	36,835	(106,432)	163,094	349,633	3,536,551	4,609,995
Other Income (Loss)
Interest Expense	(164,394)	—	(197,793)	(777)	(2)	(41,741)	(118,019)	(382,898)	(2,381,971)	(3,287,595)
Gain on Sale of Real Estate	—	—	—	939,332	93,392	1,337,920	—	—	—	2,370,644
	(164,394)	—	(197,793)	938,555	93,390	1,296,179	(118,019)	(382,898)	(2,381,970)	(916,951)
Net Income (Loss)	$77,700	$80,675	$147,504	$900,803	$130,225	$1,189,747	$45,075	$(33,265)	$1,154,581	$3,693,044
Net Income (Loss)—NERA 50%	$38,851	$40,338	$73,751	$450,401	$65,113	$594,874	$22,538	$(16,633)		1,269,232
Net Income —NERA 40%									$461,830	461,830
										$1,731,062

Financial information for the three months ended June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$322,090	$60,000	$354,750	$106,802	$2,415	$175,926	$260,009	$828,931	$3,735,167	$5,846,090
Laundry and Sundry Income	4,059	—	1,192	—	—	—	595	9,421	24,606	39,873
	326,149	60,000	355,942	106,802	2,415	175,926	260,604	838,352	3,759,773	5,885,963
Expenses
Administrative	4,729	425	7,649	1,220	1,325	2,131	1,206	6,219	45,082	69,986
Depreciation and Amortization	113,698	707	87,013	45,625	(39,670)	121,346	87,136	247,902	837,036	1,500,793
Management Fees	14,598	2,400	13,506	4,039	73	6,219	9,326	31,979	90,917	173,057
Operating	16,070	—	13,275	138	19	721	24,128	79,032	264,809	398,192
Renting	5,794	—	10,112	270	119	119	2,783	11,372	29,431	60,000
Repairs and Maintenance	28,820	3,180	32,130	60,214	1,118	86,223	18,432	163,301	359,211	752,629
Taxes and Insurance	60,634	14,549	30,253	27,188	351	41,255	31,450	108,603	428,167	742,450
	244,343	21,261	193,938	138,694	(36,665)	258,014	174,461	648,408	2,054,653	3,697,107
Income Before Other Income	81,806	38,739	162,004	(31,892)	39,080	(82,088)	86,143	189,944	1,705,120	2,188,856
Other Income (Loss)
Interest Expense	(85,403)	—	(98,390)	(274)	—	(216)	(58,928)	(192,214)	(1,194,800)	(1,630,225)
Interest Income	—	—	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—	228,573	93,392	1,337,920	—	—	—	1,659,885
	(85,403)	—	(98,390)	228,299	93,392	1,337,704	(58,928)	(192,214)	(1,194,800)	29,660
Net Income (Loss)	$(3,597)	$38,739	$63,614	$196,407	$132,472	$1,255,616	$27,215	$(2,270)	$510,320	$2,218,516
Net Income (Loss)—NERA 50%	$(1,798)	$19,370	$31,806	$98,204	$66,236	$627,807	$13,607	$(1,135)		854,096
Net Income (Loss)—NERA 40%									$204,129	204,129
										$1,058,225

Future annual mortgage maturities at June 30, 2017 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
6//30/2018	$—	$186,608	$—	$—	$—	$—	$1,630,749	$1,817,357
6/30/2019	—	193,959	—	—	—	—	1,723,938	1,917,897
6/30/2020	—	201,599	—	—	—	—	79,402,271	79,603,870
6/30/2021	—	209,541	—	—	—	—	—	209,541
6/30/2022	—	217,796	—	—	—	—	—	217,796
Thereafter	10,000,000	8,825,660	—	—	6,000,000	16,900,000	—	41,725,660
	10,000,000	9,835,163	—	—	6,000,000	16,900,000	82,756,958	125,492,121
Less: unamortized deferred financing costs	(113,760)	(73,244)	—	—	(116,274)	(115,034)	(135,431)	(553,743)
	$9,886,240	$9,761,919	$—	$—	$5,883,726	$16,784,966	$82,621,527	$124,938,378

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
Dated: August 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 14, 2017
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	August 14, 2017
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 14, 2017
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 14, 2017
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	August 14, 2017
Eunice Harps

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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