Form 10-Q
period 2017-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2017-11-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 99,509 of the registrant’s Class A units (2,985,282 Depositary Receipts) of limited partnership issued and outstanding and 23,633 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Rental Properties	$209,149,689	$169,462,811
Cash and Cash Equivalents	14,913,412	7,463,697
Rents Receivable	559,048	567,627
Insurance Recovery Receivable	46,889	700,932
Real Estate Tax Escrows	481,982	444,625
Prepaid Expenses and Other Assets	4,180,236	3,585,870
Investments in Unconsolidated Joint Ventures	8,452,484	8,336,505
Total Assets	$237,783,740	$190,562,067
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	233,615,499	212,709,080
Notes Payable	25,000,000	—
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,737,854	2,577,606
Accounts Payable and Accrued Expenses	3,157,249	4,052,095
Advance Rental Payments and Security Deposits	5,649,396	5,448,011
Total Liabilities	270,159,998	224,786,792
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,386 and 124,409 units outstanding in 2017 and 2016 respectively	(32,376,258)	(34,224,725)
Total Liabilities and Partners’ Capital	$237,783,740	$190,562,067

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Rental income	$13,321,770	$12,273,589	$38,636,732	$36,482,801
Laundry and sundry income	100,035	98,292	316,471	326,633
	13,421,805	12,371,881	38,953,203	36,809,434
Expenses
Administrative	525,125	524,293	1,513,869	1,477,708
Depreciation and amortization	3,664,997	3,079,368	9,647,751	9,167,516
Management fee	544,399	511,730	1,599,647	1,513,226
Operating	1,051,910	995,787	3,797,935	3,489,724
Renting	301,423	301,696	482,157	544,923
Repairs and maintenance	2,678,780	2,364,364	6,187,673	6,185,250
Taxes and insurance	1,727,218	1,496,807	5,083,674	4,684,062
	10,493,852	9,274,045	28,312,706	27,062,409
Income Before Other Income (Expense)	2,927,953	3,097,836	10,640,497	9,747,025
Other Income (Expense)
Interest income	416	305	1,132	710
Interest expense	(3,046,818)	(2,553,771)	(8,113,197)	(7,650,096)
Income from investments in unconsolidated joint ventures	990,169	562,584	2,721,231	1,220,666
Gain on the sale of real estate	—	103,793	—	103,793
	(2,056,233)	(1,887,089)	(5,390,834)	(6,324,927)
Net Income	$871,720	$1,210,747	$5,249,663	$3,422,098

Net Income per Unit	$7.01	$9.69	$42.20	$27.38

Weighted Average Number of Units Outstanding	124,387	124,923	124,394	124,995

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2016	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	$(5,830,548)	$(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—	—	—	(2,248,621)	(534,047)	(28,108)	(2,810,776)
Stock Buyback	—	—	—	—	451	(451)	(558,723)	(128,874)	(6,783)	(694,380)
Net Income	—	—	—	—	—	—	2,737,678	650,199	34,221	3,422,098
Balance September 30, 2016	144,180	34,243	1,802	180,225	55,302	124,923	$(24,743,201)	(5,843,270)	(307,540)	(30,894,011)

Balance January 1 , 2017	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,725)
Distribution to Partners	—	—	—	—	—	—	(2,686,919)	(638,143)	(33,586)	(3,358,648)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—		—	4,199,730	997,436	52,497	5,249,663
Balance September 30, 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(25,929,151)	$(6,124,752)	$(322,355)	$(32,376,258)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$5,249,663	$3,422,098
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,647,751	9,167,516
Amortization of deferred financing costs	141,404	141,122
(Income) from investments in joint ventures	(2,721,231)	(1,220,666)
Gain on sale of real estate	—	(103,793)
Change in operating assets and liabilities
Decrease (Increase) in rents receivable	8,579	(202,024)
(Decrease) in accounts payable and accrued expense	(552,022)	(1,760,588)
Decrease in insurance recovery receivable	311,218	190,781
(Increase) in real estate tax escrow	(37,357)	(47,365)
(Increase) Decrease in prepaid expenses and other assets	(221,852)	498,350
Increase in advance rental payments and security deposits	201,385	77,127
Total Adjustments	6,777,875	6,740,460
Net cash provided by operating activities	12,027,538	10,162,558
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	4,901,250	2,346,829
Distribution in excess of investment in unconsolidated joint ventures	468,420	360,000
(Investment) in unconsolidated joint ventures	(2,604,170)	(2,443,829)
Improvement of rental properties	(4,135,472)	(3,564,402)
Purchase of rental property	(45,571,670)	—
Net proceeds from the sale of real estate	—	772,336
Net cash (used in) investing activities	(46,941,642)	(2,529,066)
Cash Flows from Financing Activities
Payment of financing costs	(176,250)	(174,718)
Proceeds of mortgage notes payable	22,250,000	20,071,000
Proceeds of note payable	41,000,000	—
Payment of note payable	(16,000,000)	(25,000,000)
Principal payments of mortgage notes payable	(1,308,735)	(1,449,221)
Stock buyback	(42,548)	(694,380)
Distributions to partners	(3,358,648)	(2,810,776)
Net cash provided by (used in) financing activities	42,363,819	(10,058,095)
Net Increase (Decrease) in Cash and Cash Equivalents	7,449,715	(2,424,603)
Cash and Cash Equivalents, at beginning of period	7,463,697	10,298,186
Cash and Cash Equivalents, at end of period	$14,913,412	$7,873,583

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 26 properties which include 18 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,632 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 9 residential and mixed use properties consisting of 739 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $141,000 and $141,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2017 or 2016. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2017, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.35%. At September 30, 2017 and December 31, 2016, respectively approximately $16,251,000, and $8,911,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $153,287 and $154,105 for the nine months ended September 30, 2017 and 2016, respectively.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2017 and 2016 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2017, the Partnership and its Subsidiary Partnerships owned 2,632 residential apartment units in 22 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2017, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in nine residential and mixed use complexes (the “Investment Properties”) at September 30, 2017 with a total of 739 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2017	December 31, 2016	Useful Life
Land, improvements and parking lots	$64,694,380	$52,612,929	15	-	40	years
Buildings and improvements	202,705,581	173,536,288	15	-	40	years
Kitchen cabinets	12,585,369	8,738,323	5	-	10	years
Carpets	9,181,606	7,621,292	5	-	10	years
Air conditioning	690,535	690,535	5	-	10	years
Laundry equipment	274,389	269,784	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	10,816,225	10,029,639	5	-	30	years
Motor vehicles	237,954	237,954			5	years
Fences	37,465	37,465	5	-	15	years
Furniture and fixtures	9,316,804	8,127,100	5	-	7	years
Smoke alarms	659,859	174,059	5	-	7	years
Total fixed assets	312,784,092	263,659,293
Less: Accumulated depreciation	(103,634,403)	(94,196,482)
	$209,149,689	$169,462,811

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts (the “Property”), for a purchase price of $45,600,000. The closing costs were approximately $64,000.

To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings will mature on July 16, 2018, with interest only at 4.75%.  The balance of the purchase price was funded by the Partnership’s cash reserves. From the purchase price, the Partnership allocated approximately $541,000 for in- place leases, and approximately $42,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,600,000 and $1,513,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2017 and 2016, approximately $609,000 and $772,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2017 expenses referred to above, approximately $199,000 consisted of repairs and maintenance, $272,000 of administrative expense and $1,000 for commercial brokerage fees. Approximately $137,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2017, the Hamilton Company received approximately $1,125,000 from the Investment Properties of which approximately $510,000 was the management fee, approximately $34,000 was for maintenance services, approximately $27,000 was for administrative services and approximately $554,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,508,000 and $2,212,000 for the nine months ended September 30, 2017 and 2016, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2017 and 2016.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2017 and 2016, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the nine months ended September 30, 2017 and 2016 this individual received fees of $56,250.

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

NOTE 4. OTHER ASSETS

Approximately $2,379,000, and $2,381,000 of security deposits are included in prepaid expenses and other assets at September 30, 2017 and December 31, 2016, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2017 and December 31, 2016 is approximately $326,000 and $423,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of both Woodland Park Apartments and the Residence at Captain Parkers are included in prepaid expenses and other assets.  Intangible assets are approximately $442,000 net of accumulated amortization of approximately $644,000 and approximately $12,000 net of accumulated amortization of approximately $492,000 at September 30, 2017 and December 31, 2016, respectively.

Financing fees in association with the line of credit of approximately $0 and $28,000 are net of accumulated amortization of approximately $141,000 and $113,000 at September 30, 2017 and December 31, 2016 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2017 and December 31, 2016, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2017, the interest rates on these loans ranged from 3.24% to 5.97%, payable in monthly installments aggregating approximately $1,060,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At September 30, 2017, the weighted average interest rate on the above mortgages was 4.59%. The effective rate of 4.67% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,461,000 and $1,454,000 are net of accumulated amortization of approximately $1,226,000 and $1,061,000 at September 30, 2017 and December 31, 2016, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2017 are as follows:

2018—current maturities	$1,823,000
2019	7,903,000
2020	4,324,000
2021	2,312,000
2022	2,561,000
Thereafter	216,153,000
235,076,000
Less: unamortized deferred financing costs	(1,461,000)
$233,615,000

On September 29, 2017, Woodland Park Partners LLC, ( “Woodland Park”), entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of Woodland Park is NewReal, Inc. (“New Real”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”).  The Partnership is the sole member of Woodland Park. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $22,250,000.  The Loan is due on October 1, 2027 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%. The proceeds of the loan was used to pay off the loan from HBC Holdings, LLC and pay down the line of credit.

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The original term of the line was three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of September 30, 2017, the credit line had an outstanding balance of $25,000,000, which was used on July 6, 2017, in conjunction with a loan of $16,000,000 from HBC Holdings, LLC, a Massachusetts Limited Liability company controlled by Harold Brown, and cash reserves, to purchase Woodland Park Partners, LLC (“Woodland Park”).The loan from HBC was paid off on September 29, 2017 from the proceeds of the loan from Keybank. The total interest paid for the HBC loan was approximately $182,000. The Line of Credit was paid down by $8,000,000 on October 5, 2017. The agreement originally expired on July 31, 2017, and has been subsequently until October 31, 2020.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $38,000 for the nine months ended September 30, 2017.

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

The Partnership is in compliance with these covenants as of September 30, 2017.

   NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2017, amounts received for prepaid rents of approximately $2,072,000 are included in cash and cash equivalents, and security deposits of approximately $2,379,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2017, the Partnership announced the approval of a quarterly distribution of its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2017, June 15, 2017, and September 15, 2017,  and payable on March 31, 2017, June 30, 2017, and September 30, 2017 of $9.00 per unit ($0.30 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2017	2016
Net Income per Depositary Receipt	$1.41	$0.91
Distributions per Depositary Receipt	$0.90	$0.75

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2017 are as follows:

Class A	44,671
Class B	10,609
General Partnership	559
55,839

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2017, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2017, the Partnership purchased a total of 549 Depositary Receipts. The average price was $62.00 per receipt or $1,860.00 per unit. The total cost including commission was $34,038. The Partnership was required to repurchase 4.3 Class B Units and 0.2 General Partnership units at a cost of $8,084 and $425 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

On November 19, 2016, a pipe broke at 62 Boylston Street in Boston, MA. resulting in water damage to 24  apartments. The Partnership has insurance coverage on both the repairs and rental loss. As of September 30, 2017, the claim has been settled and the Partnership has received payments of approximately $358,000.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2017, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2017 as follows:

Commercial
Property Leases
2018	$2,697,000
2019	2,248,000
2020	1,687,000
2021	1,396,000
2022	570,000
Thereafter	313,000
$8,911,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $495,000 and $444,000 for the nine months ended September 30, 2017 and 2016 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 31% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Throguh September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2018	$468,209	18,003	12	16%
2019	672,327	24,179	12	23%
2020	215,902	6,428	6	7%
2021	791,294	34,511	7	27%
2022	519,397	16,343	6	17%
2023	58,500	1,950	1	2%
2024	251,627	6,629	2	8%
2025	—	—	—	0%
2026	—	—	—	0%
2027	—	—	—	0%
Totals	$2,977,256	108,043	46	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $801,000 and $523,000 at September 30, 2017 and December 31, 2016. Included in rents receivable at September 30, 2017 is approximately $130,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street in Boston, Massachusetts.

Rents receivable at September 30, 2017 also includes approximately $95,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2017 and 2016, cash paid for interest was approximately $7,802,000, and $7,457,000 respectively.  Cash paid for state income taxes was approximately $61,000 and $42,000 during the nine months ended September 30, 2017 and 2016 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2017 and December 31, 2016, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2017 and December 31, 2016 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2017 and December 31, 2016, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2017 and December 31, 2016, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2017	*	$233,615,499	$240,513,012
At December 31, 2016	*	$212,709,080	$219,086,450
Investment Properties
At September 30, 2017	*	$124,550,899	$127,162,361
At December 31, 2016	*	$130,152,297	$133,991,269

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

 NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, timing differences related to prepaid rents, allowances and intangible assets related to significant acquisitions and the treatment of certain expenditures. Taxable income of approximately $4,893,000 was approximately $57,000 less than statement income for the year ended December 31, 2016. The primary reason for the difference was due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. Substantial property acquisitions could also cause a significant difference between book and tax depreciation. The cumulative tax basis of the Partnership’s real estate at December 31, 2016 is approximately $7,200,000 less than the statement basis. The primary reasons for the lower tax basis were tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $2,100,000 less than statement basis because of accelerated depreciation.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2013 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage before unamortized deferred financing costs is approximately $82,390,000 at September 30, 2017.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. As of September 30, 2017, 18 units were sold with a gain on the sales of approximately $2,355,000. An additional 6 units are under purchase and sale agreements, and the Partnership still owns 26 units. This investment is referred to as Hamilton Bay Apartments, LLC.

In April 2008, a Joint Venture refinanced an additional 20 units and obtained a new mortgage in the amount of $2,368,000 with interest at 5.75%, interest only, which matured in 2013. On October 18, 2013, the Partnership and its joint venture partner each made capital contributions to the entity of $660,000. The capital was used to pay off the outstanding mortgage. During 2017, 1 unit was sold resulting in a gain of approximately $93,000.  As of August 1, 2017, all units have been sold by this Joint Venture. This investment is referred to as Hamilton Bay, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At September 30, 2017, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. Ten units were sold in the year ended December 31, 2016 with a gain on the sales of approximately $1,324,000. As of September 30, 2017, 15 units were sold in 2017 with a gain on the sales of approximately $1,788,000. 4 units are under purchase and sales agreements and the Partnership still owns 20 units. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At September 30, 2017, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000.This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At September 30, 2017, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2017, the balance of this mortgage before unamortized deferred financing costs is approximately $9,789,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of September 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,704,425	$2,622,401	$6,408,017	$2,155,441	$0	$3,438,875	$5,953,334	$17,776,990	$90,176,965	$136,236,448
Cash & Cash Equivalents	147,083	92,180	67,653	200,845	20,890	583,983	55,114	33,918	666,543	1,868,209
Rent Receivable	17,530	—	32,797	10,388	1,480	7,110	4,291	16,545	122,640	212,781
Real Estate Tax Escrow	103,996	—	47,566	—	—	0	22,865	220,804	297,259	692,490
Prepaid Expenses & Other Assets	120,823	1115	59,633	704,019	263	501,895	34,110	99,569	1,405,528	2,926,955
Total Assets	$8,093,857	$2,715,696	$6,615,666	$3,070,693	$22,633	$4,531,863	$6,069,714	$18,147,826	$92,668,935	$141,936,883
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,889,687	$—	$9,717,606	$—	$—	$—	$5,885,772	$16,788,979	$82,268,855	$124,550,899
Accounts Payable & Accrued Expense	90,779	1,276	78,848	35,139	1,671	28,806	68,147	159,754	784,992	1,249,412
Advance Rental Pmts & Security Deposits	179,143	—	229,169	25,656	101	25,355	96,224	365,091	2,329,431	3,250,170
Total Liabilities	10,159,609	1,276	10,025,623	60,795	1,772	54,161	6,050,143	17,313,824	85,383,278	129,050,481
Partners’ Capital	(2,065,752)	2,714,420	(3,409,957)	3,009,898	20,861	4,477,702	19,571	834,002	7,285,657	12,886,402
Total Liabilities and Capital	$8,093,857	$2,715,696	$6,615,666	$3,070,693	$22,633	$4,531,863	$6,069,714	$18,147,826	$92,668,935	$141,936,883
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,357,209	$—	$1,504,948	$10,430	$2,238,850	$9,785	$417,001	$2,914,262	8,452,484
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,032,876)	$	$(1,704,978)	$—	$—	$—	$—	$—	$—	(2,737,854)
Total Investment in Unconsolidated Joint Ventures (Net)										$5,714,630
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	1	—	—	42	148	409	690
Units to be sold	—	—	—	175	120	48	—	—	—	343
Units sold through November 1, 2017	—	—	—	155	120	22	—	—	—	297
Unsold units	—	—	—	20	—	26	—	—	—	46
Unsold units with deposits for future sale as of November 1, 2017	—	—	—	4	—	6	—	—	—	10

Financial information for the nine months ended September 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,120,743	$173,928	$1,095,674	$308,579	$6,822	$499,341	$775,327	$2,499,765	11,187,036	$17,667,215
Laundry and Sundry Income	10,415	—	3,860	—	—	—	1,945	28,437	69,801	114,458
	1,131,158	173,928	1,099,534	308,579	6,822	499,341	777,272	2,528,202	11,256,837	17,781,673
Expenses
Administrative	20,400	1,275	21,302	3,150	3,706	7,142	3,871	25,920	141,477	228,243
Depreciation and Amortization	341,332	2,122	260,841	136,877	41,750	243,755	261,519	747,077	2,515,224	4,550,497
Management Fees	46,989	6,957	45,786	11,084	245	18,332	30,327	99,767	240,952	500,439
Operating	55,178	—	51,188	305	38	2,289	75,819	256,589	872,244	1,313,650
Renting	26,618	—	29,166	392	181	241	5,044	31,162	124,525	217,329
Repairs and Maintenance	136,821	3,180	89,973	177,987	3,326	253,489	59,922	486,489	1,108,085	2,319,272
Taxes and Insurance	180,881	44,059	97,973	80,038	1,850	117,587	95,737	327,807	1,290,936	2,236,868
	808,219	57,593	596,229	409,833	51,096	642,835	532,239	1,974,811	6,293,443	11,366,298
Income Before Other Income	322,939	116,335	503,305	(101,254)	(44,274)	(143,494)	245,033	553,391	4,963,394	6,415,375
Other Income (Loss)
Interest Expense	(256,232)	—	(295,670)	(967)	(2)	(41,876)	(177,821)	(577,041)	(3,583,723)	(4,933,332)
Gain on Sale of Real Estate	—	—	—	1,787,816	93,392	2,355,141	—	—	—	4,236,349
	(256,232)	—	(295,670)	1,786,849	93,390	2,313,265	(177,821)	(577,041)	(3,583,722)	(696,983)
Net Income (Loss)	$66,707	$116,335	$207,635	$1,685,595	$49,116	$2,169,771	$67,212	$(23,650)	$1,379,672	$5,718,392
Net Income (Loss)—NERA 50%	$33,354	$58,167	$103,818	$842,798	$24,559	$1,084,886	$33,606	$(11,824)		2,169,362
Net Income —NERA 40%									$551,869	551,869
										$2,721,231

Financial information for the three months ended September 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$397,458	$53,928	$368,508	$71,380	$1,540	$101,378	$258,529	$844,532	$3,641,073	$5,738,326
Laundry and Sundry Income	2,825	—	1,723	—	—	—	675	10,069	20,863	36,155
	400,283	53,928	370,231	71,380	1,540	101,378	259,204	854,601	3,661,936	5,774,481
Expenses
Administrative	10,470	425	7,262	967	1,558	1,945	1,460	8,683	46,207	78,977
Depreciation and Amortization	114,334	707	87,406	45,626	80,190	41,157	87,709	256,859	846,501	1,560,489
Management Fees	15,011	2,157	16,322	2,281	37	3,463	9,858	33,685	65,484	148,298
Operating	15,471	—	14,768	205	—	915	23,816	73,397	254,581	383,153
Renting	17,102	—	16,918	60	—	60	941	9,764	73,767	118,612
Repairs and Maintenance	87,270	—	38,542	62,270	226	60,661	20,636	159,062	517,242	945,909
Taxes and Insurance	59,780	14,979	31,003	23,473	637	30,239	32,843	109,391	431,311	733,656
	319,438	18,268	212,221	134,882	82,648	138,440	177,263	650,841	2,235,093	3,969,094
Income Before Other Income	80,845	35,660	158,010	(63,502)	(81,108)	(37,062)	81,941	203,760	1,426,843	1,805,387
Other Income (Loss)
Interest Expense	(91,838)	—	(97,877)	(190)	—	(135)	(59,802)	(194,143)	(1,201,752)	(1,645,737)
Interest Income	—	—	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—	848,484		1,017,221	—	—	—	1,865,705
	(91,838)	—	(97,877)	848,294	—	1,017,086	(59,802)	(194,143)	(1,201,752)	219,968
Net Income (Loss)	$(10,993)	$35,660	$60,133	$784,792	$(81,108)	$980,024	$22,139	$9,617	$225,091	$2,025,355
Net Income (Loss)—NERA 50%	$(5,497)	$17,830	$30,067	$392,396	$(40,554)	$490,012	$11,070	$4,809		900,132
Net Income (Loss)—NERA 40%									$90,037	90,037
										$990,169

Future annual mortgage maturities at September 30, 2017 are as follows:

	Hamilton	345	Hamilton	Hamilton	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	1025	Bay Apts	Minuteman	Main Apts	Park	Total
9//30/2018	$—	$188,419	$—	$—	$—	$—	$1,653,563	$1,841,982
9/30/2019	—	195,841	—	—	—	—	1,748,055	1,943,896
9/30/2020	—	203,556	—	—	—	—	78,988,089	79,191,645
9/30/2021	—	211,575	—	—	—	—		211,575
9/30/2022	—	219,910	—	—	—	—	—	219,910
Thereafter	10,000,000	8,769,884	—	—	6,000,000	16,900,000	—	41,669,884
	10,000,000	9,789,185	—	—	6,000,000	16,900,000	82,389,707	125,078,892
Less: unamortized deferred financing costs	(110,313)	(71,579)	—	—	(114,228)	(111,021)	(120,852)	(527,993)
	$9,889,687	$9,717,606	$—	$—	$5,885,772	$16,788,979	$82,268,855	$124,550,899

At September 30, 2017 the weighted average interest rate on the above mortgages was 5.00%. The effective rate was 5.08% including the amortization expense of deferred financing costs.

Summary financial information as of September 30, 2016

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,129,487	$2,616,545	$6,521,385	$4,074,383	$124,752	$5,956,617	$6,206,120	$17,972,191	$92,473,236	$144,074,716
Cash & Cash Equivalents	142,274	52,323	199,544	155,921	97,332	1,121	89,502	100,273	1,036,851	1,875,141
Rent Receivable	49,547		18,009	35,302	3,000	15,687	980	20,473	288,807	431,805
Real Estate Tax Escrow	81,827		45,014	659,841	171	44,049	37,762	135,659	216,881	1,221,204
Prepaid Expenses & Other Assets	172,746	982	54,156	0	0	78,234	67,687	94,299	1,978,426	2,446,530
Total Assets	$8,575,881	$2,669,850	$6,838,108	$4,925,447	$225,255	$6,095,708	$6,402,051	$18,322,895	$95,994,201	$150,049,396
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,875,898	$—	$9,892,225	$0	$—	$4,447,269	$5,877,338	$16,772,927	$83,686,335	$130,551,992
Accounts Payable & Accrued Expense	59,117	1,275	78,095	51,206	3,947	9,809	42,713	140,981	693,424	1,080,567
Advance Rental Pmts& Security Deposits	225,843	—	245,904	79,732	2,380	93,716	112,168	361,929	2,493,486	3,615,158
Total Liabilities	10,160,858	1,275	10,216,224	130,938	6,327	4,550,794	6,032,219	17,275,837	86,873,245	135,247,717
Partners’ Capital	(1,584,977)	2,668,575	(3,378,116)	4,794,509	218,928	1,544,914	369,832	1,047,058	9,120,956	14,801,679
Total Liabilities and Capital	$8,575,881	$2,669,850	$6,838,108	$4,925,447	$225,255	$6,095,708	$6,402,051	$18,322,895	$95,994,201	$150,049,396
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,334,288	$—	$2,397,254	$109,464	$772,457	$184,916	$523,529	$3,648,382	8,970,289
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(792,488)	$—	$(1,689,058)	$—	$—	$—	$—	$—	$—	(2,481,546)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,488,743
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	0	—	0	42	148	409	689
Units to be sold	—	—	—	176	120	48	—	—	—	344
Units sold through May1, 2016	—	—	—	133	119	—	—	—	—	252
Unsold units	—	—	—	43	1	—	—	—	—	44
Unsold units with deposits for future sale as of November 1, 2016	—	—	—	3	—	—	—	—	—	3

Financial information for the nine months ended September 30, 2016

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,139,145	$180,000	$1,089,610	$650,328	$36,315	$724,848	$742,872	$2,425,746	$11,026,501	$18,015,365
Laundry and Sundry Income	11,032	—	2,823	—	—	—	343	31,445	76,124	121,767
	1,150,177	180,000	1,092,433	650,328	36,315	724,848	743,215	2,457,191	11,102,625	18,137,132
Expenses
Administrative	25,757	1,314	23,269	8,429	5,312	8,257	5,225	31,677	137,958	247,198
Depreciation and Amortization	338,820	2,122	260,819	177,062	18,876	238,807	254,869	718,340	2,435,762	4,445,477
Management Fees	47,267	7,200	45,858	24,220	1,412	28,568	30,392	97,873	238,441	521,231
Operating	74,431	—	53,336	732	257	1,364	66,845	232,598	876,054	1,305,617
Renting	23,804	—	14,910	1,789	—	4,354	5,621	13,106	193,381	256,965
Repairs and Maintenance	120,332	3,150	48,832	232,398	18,756	305,491	65,358	407,989	1,113,528	2,315,834
Taxes and Insurance	171,345	44,664	94,429	121,614	8,371	124,296	90,496	365,969	1,136,580	2,157,764
	801,756	58,450	541,453	566,244	52,984	711,137	518,806	1,867,552	6,131,704	11,250,086
Income Before Other Income	348,421	121,550	550,980	84,084	(16,669)	13,711	224,409	589,639	4,970,921	6,887,046
Other Income (Loss)
Interest Expense	(214,415)	—	(298,442)	(149,327)	(65)	(196,329)	(226,672)	(577,942)	(3,657,249)	(5,320,441)
Interest Income	—	—	—	10		—	—	—	—	10
Gain on Sale of Real Estate	—	—	—	802,129	335,321	—	—	—	—	1,137,450
	(214,415)	—	(298,442)	652,812	335,256	(196,329)	(226,672)	(577,942)	(3,657,249)	(4,182,981)
Net Income (Loss)	$134,006	$121,550	$252,538	$736,896	$318,587	$(182,618)	$(2,263)	$11,697	$1,313,672	$2,704,065
Net Income (Loss)—NERA 50%	$67,003	$60,775	$126,269	$368,448	$159,294	$(91,309)	$(1,132)	$5,849		695,197
Net Income (Loss)—NERA 40%									$525,469	525,469
										$1,220,666

Financial information for the three months ended September 30, 2016

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$371,228	$60,000	$364,649	$177,852	$8,625	$230,491	$251,118	$820,748	$3,614,525	$5,899,236
Laundry and Sundry Income	2,675	—	725	—	—	—	44	10,811	21,478	35,733
	373,903	60,000	365,374	177,852	8,625	230,491	251,162	831,559	3,636,003	5,934,969
Expenses
Administrative	5,660	425	7,071	5,684	2,328	2,386	2,625	11,545	40,757	78,481
Depreciation and Amortization	113,626	707	86,988	58,998	6,292	79,953	85,288	241,279	817,710	1,490,841
Management Fees	17,216	2,400	15,033	6,293	336	8,964	10,469	33,611	73,108	167,430
Operating	24,073	—	16,670	147	58	356	20,614	81,583	267,793	411,294
Renting	16,965	—	4,369	—	—	3,400	819	3,590	137,786	166,929
Repairs and Maintenance	44,248	—	19,499	76,499	5,187	104,886	(45,582)	180,736	520,451	905,924
Taxes and Insurance	56,037	14,062	30,006	35,405	1,300	40,318	30,997	110,147	402,822	721,094
	277,825	17,594	179,636	183,026	15,501	240,263	105,230	662,491	2,260,427	3,941,993
Income Before Other Income	96,078	42,406	185,738	(5,174)	(6,876)	(9,772)	145,932	169,068	1,375,576	1,992,976
Other Income (Loss)
Interest Expense	(72,768)	—	(99,433)	(10,638)	(6)	(65,351)	(74,324)	(194,071)	(1,222,601)	(1,739,192)
Interest Income	—	—	—	1	—	—	—	—	—	1
Gain on sale of Real Estate	—	—	—	802,129	99,851	—	—	—	—	901,980
	(72,768)	—	(99,433)	791,492	99,845	(65,351)	(74,324)	(194,071)	(1,222,601)	(837,211)
Net Income (Loss)	$23,310	$42,406	$86,305	$786,318	$92,969	$(75,123)	$71,608	$(25,003)	$152,975	$1,155,765
Net Income (Loss)—NERA 50%	$11,655	$21,203	$43,153	$393,159	$46,485	$(37,562)	$35,804	$(12,502)		501,395
Net Income (Loss)—NERA 40%									$61,189	61,189
										$562,584

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

NOTE 16. SUBSEQUENT EVENTS

As of September 30, 2017, the credit line had an outstanding balance of $25,000,000, which was used on July 6, 2017, in conjunction with a loan of $16,000,000 from HBC Holdings, LLC, a Massachusetts Limited Liability company controlled by Harold Brown, and cash reserves, to purchase Woodland Park Partners, LLC (“Woodland Park”). The loan from HBC was paid off on September 29, 2017 from the proceeds of the loan from Keybank.

The Line of Credit was paid down by $8,000,000 on October 5, 2017. The Line of Credit agreement originally expired on July 31, 2017, and has subsequently been extended until October 31, 2020. The cost associated with the extension will be approximately $125,000.

In October 2017, the Partnership announced that it will make its regular quarterly distribution and a special distribution to its Class A Limited Partners and holders of Depository Receipts of record as of December 15, 2017. The regular distribution will be $9.00 per unit ($0.30 per depository receipt), and the special distribution will be $28.20 per unit ($0.94 per depository receipt).

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

              The third quarter results are the product of months of preparation leading up to the height of the renewal and new lease season. Overall year to date revenue increases have surpassed the national average by a factor of two according to the most recent Matrix Yardi Third Quarter National Report, a leading real estate and commercial data platform. However, Management believes the fourth quarter will reveal the full impact of the revenue gains which will be sustained through June of 2018 and Management is confident these gains will be similar to 2017.

               While the local economy is operating robustly and employment levels are higher than the national average, Management believes the higher than average annual rent increases of the past four to five years enjoyed by the Partnership are likely to soften in the third and fourth quarters of 2018. Management’s portfolio of apartment communities within the Partnership together with its other holdings provide  an excellent cross section of empirical operating data including occupancy levels and general demand for housing throughout eastern Massachusetts. Drawing on this wider pool of apartment experiences, Management believes the current growing supply in Greater Boston coupled with a straining rent affordability index has created head winds that will dampen rental increases for third and fourth quarters of 2018.  While demand is extremely high for most of the Partnership's properties due to its appeal to renters by necessity, Management believes the industry as a whole will take a pause before further significant revenue increases are warranted.

                As noted in the financial presentation which includes the acquisition of Woodland Park, consolidated revenue increased by 5.97% and NOI (income before other income, depreciation and amortization) grew by 7.28% compared to 2016 Year To Date results.  Excluding the recent acquisition of Woodland Park, Same Store Revenue, Operating Expense, excluding depreciation and amortization and NOI grew by 4.2%, 2.8% and 5.4% respectively.  Our focus on all three phases of operations, Revenue, Expense and Capital Improvements is reflected in the above stated results.  Management believes these operating experiences will continue through the remainder of 2017 and first half of 2018.

                Unit sales at the Joint Venture properties located at 1025 Hancock Street and Hamilton Bay continue to meet Management’s expectations.  A complete sellout, estimated at $25.6 million, is anticipated to occur by year end 2018.

As outlined in the most recent distribution announcement in October of 2017, the Board of Advisors has approved a regular distribution of $9.00 per unit ($0.30 per receipt). Additionally, it unanimously approved a special distribution of $28.20 per unit ($0.94 per receipt).  The purpose of the special distribution is to provide a return to the Partners given the expected substantial taxable income the Partnership will be experiencing through 2017.  Without the special distribution, Management estimated that the quarterly distributions may have covered only the tax liability to the Partners and therefore yield only a negligible return after taxes.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,365,306 Depositary Receipts through September 30, 2017 or approximately 32% of the outstanding Class A Depositary Receipts.  During the third quarter, the Partnership did not purchase any Depositary Receipts. Management anticipates purchases for 2017 to be less than 2016.

At November 1, 2017, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 42% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2017, tenant renewals were approximately 60% with an average rental increase of approximately 4.1%, new leases accounted for approximately 40% with rental rate increases of approximately 2.9%.  During the nine months ended September 30, 2017, leasing commissions were approximately 279,000 compared to approximately $328,000 for the nine months ended September 30, 2016, a decrease of approximately $49,000 (14.9%) from 2016. Tenant concessions were approximately $32,000 for the nine months ended September 30, 2017, compared to approximately $43,000 for the nine months ended September 30, 2016, a decrease of approximately $11,000 (25.6%).  Tenant improvements were approximately $1,953,000 for the nine months ended September 30, 2017, compared to approximately $1,603,000 for the nine months ended September 30, 2016, an increase of approximately $350,000 (21.8%).

Hamilton accounted for approximately 3.2% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2017 and 4.6 % during the nine months ended September 30, 2016. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $178,000 (81.9%) and approximately $167,000 (86.1%) of the legal services paid for by the Partnership during the nine months ended September 30, 2017 and 2016, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2017, Hamilton provided the Partnership approximately $137,000 in construction and architectural services, compared to approximately $158,000 for the nine months ended September 30, 2016.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2017 and 2016, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first nine months of 2017.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 and September 30, 2016

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $2,928,000 during the three months ended September 30, 2017, compared to approximately $3,098,000 for the three months ended September 30, 2016, a decrease of approximately $170,000 (5.5%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2017	November 1, 2016
Residential
Units	2,651	2,525
Vacancies	68	61
Vacancy rate	2.6%	2.4%
Commercial
Total square feet	108,043	108,043
Vacancy	—	1,950
Vacancy rate	0.0%	1.8%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2017		2016
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$13,322	$13,322	$12,274	$12,274
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$176	$176	$171	$171

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016:

	Three Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Revenues
Rental income	$13,321,770	$12,273,589	$1,048,181	8.5%
Laundry and sundry income	100,035	98,292	1,743	1.8%
	13,421,805	12,371,881	1,049,924	8.5%
Expenses
Administrative	525,125	524,293	832	0.2%
Depreciation and amortization	3,664,997	3,079,368	585,629	19.0%
Management fee	544,399	511,730	32,669	6.4%
Operating	1,051,910	995,787	56,123	5.6%
Renting	301,423	301,696	(273)	(0.1)%
Repairs and maintenance	2,678,780	2,364,364	314,416	13.3%
Taxes and insurance	1,727,218	1,496,807	230,411	15.4%
	10,493,852	9,274,045	1,219,807	13.2%
Income Before Other Income (Expense)	2,927,953	3,097,836	(169,883)	(5.5)%
Other Income (Expense)
Interest income	416	305	111	36.4%
Interest expense	(3,046,818)	(2,553,771)	(493,047)	19.3%
Income from investments in unconsolidated joint ventures	990,169	562,584	427,585	76.0%
Gain on sale of real estate	—	103,793	(103,793)	(100.0)%
	(2,056,233)	(1,887,089)	(169,144)	9.0%
Net Income	$871,720	$1,210,747	$(339,027)	(28.0)%

Rental income for the three months ended September 30, 2017 was approximately $13,322,000, compared to approximately $12,274,000 for the three months ended September 30, 2016, an increase of approximately $1,048,000 (8.5%). The factors that can be attributed to this increase are as follows: the acquisition of Woodland Park resulted in an increase in rental income of approximately $617,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 1144 Commonwealth Avenue, Hamilton Oaks, Westgate Apartments, School Street, Hamilton Green, River Drive Apartments, and Westside Colonial, with increases of approximately $70,000, $64,000, $56,000, $41,000, $36,000, $24,000 and $22,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2017 were approximately $10,494,000 compared to approximately $9,274,000 for the three months ended September 30, 2016, an increase of approximately $1,220,000 (13.2%). Excluding the increase in operating expenses attributable to the acquisition of Woodland Park of approximately $875,000, operating expenses increased approximately $345,000 (3.9%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $ 219,000 (9.3%), and an increase in taxes and insurance  of approximately $162,000 (10.8%).

Interest expense for the three months ended September 30, 2017 was approximately $3,047,000 compared to approximately $2,554,000 for the three months ended September 30, 2016, an increase of approximately $493,000 (19.3%). Excluding the increase in interest expense attributable to Woodland Park of approximately $477,000, there was  an increase in interest expense of approximately $16,000.

At September 30, 2017, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $990,000 for the three months ended September 30, 2017, compared to net income of approximately $562,000 for the three months ended September 30, 2016,  an increase in income of approximately $428,000 (76.0%). This increase is primarily due to a gain on the sale of real estate of approximately $1,866,000 on the sale of 8 units at Hamilton Bay Apartments LLC, 7 units at Hamilton 1025 LLC, and 1 unit at Hamilton Bay LLC, compared to a gain of approximately $902,000 for the sale of 6 units at Hamilton 1025 LLC and 1 unit at Hamilton Bay LLC for the three months ended September 30, 2016. Included in the income for the three months ended September 30, 2017 is depreciation and amortization expense of approximately $696,000. The proportional income for the three months ended September 30, 2017 from the investment in Dexter Park is approximately $90,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2017 was approximately $872,000 compared to income of approximately $1,211,000 for the three months ended September 30, 2016, a decrease in income of approximately $339,000 (28.0%).

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and expense of approximately $10,640,000 during the nine months ended September 30, 2017, compared to approximately $9,747,000 for the nine months ended September 30, 2016, an increase of approximately $893,000 (9.2%).

	Nine Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Revenues
Rental income	$38,636,732	$36,482,801	$2,153,931	5.9%
Laundry and sundry income	316,471	326,633	(10,162)	(3.1)%
	38,953,203	36,809,434	2,143,769	5.8%
Expenses
Administrative	1,513,869	1,477,708	36,161	2.4%
Depreciation and amortization	9,647,751	9,167,516	480,235	5.2%
Management fee	1,599,647	1,513,226	86,421	5.7%
Operating	3,797,935	3,489,724	308,211	8.8%
Renting	482,157	544,923	(62,766)	(11.5)%
Repairs and maintenance	6,187,673	6,185,250	2,423	0.0%
Taxes and insurance	5,083,674	4,684,062	399,612	8.5%
	28,312,706	27,062,409	1,250,297	4.6%
Income Before Other Income (Expense)	10,640,497	9,747,025	893,472	9.2%
Other Income (Expense)
Interest income	1,132	710	422	59.4%
Interest (expense)	(8,113,197)	(7,650,096)	(463,101)	6.1%
Income from investments in unconsolidated joint ventures	2,721,231	1,220,666	1,500,565	122.9%
Gain on sale of real estate	—	103,793	(103,793)	(100.0)%
	(5,390,834)	(6,324,927)	934,093	(14.8)%
Net Income	$5,249,663	$3,422,098	$1,827,565	53.4%

Rental income for the nine months ended September 30, 2017 was approximately $38,637,000, compared to approximately $36,483,000 for the nine months ended September 30, 2016, an increase of approximately $2,154,000        (5 .9%). The factors that contribute to this increase can be attributed as follows: the acquisition of Woodland Park resulted in an increase   of rental income of approximately $617,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include: Westgate Apartments, 1144 Commonwealth Avenue, Hamilton Oaks, School Street ,  Westside Colonial, Hamilton Green, and Captain Parker, with increases of approximately $259,000, $226,000, $157,000, $138,000, $98,000,  $96,000 and $92,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2017 were approximately $28,312,000 compared to approximately $27,062,000 for the nine months ended September 30, 2016, an increase of approximately $1,250,000, (4.6%). Excluding the increase in operating expenses of approximately $875,000 due to the purchase of Woodland Park, operating expenses increased approximately $375,000 (1.5%). The factors contributing to this net increase are  an  increase in taxes and insurance of approximately $331,000 (7.1%), due to an increase in real estate taxes, an increase in operating costs of approximately $266,000 (7.6%), due to an increase in utility costs and snow removal, partially offset by a decrease in depreciation and amortization expense of approximately $124,000 (1.0%),and a decrease in repairs and maintenance costs of approximately $93,000 (1.5%).

Interest expense for the nine months ended September 30, 2017 was approximately $8,113,000 compared to approximately $7,650,000 for the nine months ended September 30, 2016, an increase of approximately $463,000 (6.1%). Excluding the increase in interest expense attributable to Woodland Park of approximately $477,000, there was  a decrease in interest expense of approximately $14,000.

At September 30, 2017, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $2,721,000 for the nine months ended September 30, 2017, compared to net income of approximately $1,221,000 for the nine months ended September 30, 2016,  an increase in income of approximately $1,500,000 (122.9%). This increase is primarily due to a gain on the sale of real estate of approximately $4,236,000 on the sale of 18 units at Hamilton Bay Apartments LLC,  15 units at Hamilton 1025 LLC, and 1 unit at  Hamilton Bay LLC, compared to a gain of approximately $1,137,000 on the sale of 6 units at Hamilton 1025 and 4 units at Hamilton Bay LLC for the nine months ended September 30, 2016.  Included in the income for the nine months ended September 30, 2017 is depreciation and amortization expense of approximately $2,024,000. The allocable income for the nine months ended September 30, 2017 from the investment in Dexter Park is approximately $552,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2017 was approximately $5,250,000 compared to income of approximately $3,422,000 for the nine months ended September 30, 2016, an increase in income of approximately $1,828,000 (53.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2017 was the collection of rents and the proceeds from the mortgage for Woodland Park.  The Partnership’s principal source of cash in 2016 was the collection of rents and the proceeds from the mortgage for Captain Parker.  The majority of cash and cash equivalents of $14,913,412 at September 30, 2017 and $7,463,697 at December 31, 2016 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $7,449,715 for the nine months ended September 30, 2017 is summarized as follows:

	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$12,027,538	$10,162,558
Cash (used in) investing activities	(46,941,642)	(2,529,066)
Cash provided by (used in) financing activities	45,765,015	(6,552,939)
Repurchase of Depositary Receipts, Class B and General Partner Units	(42,548)	(694,380)
Distributions paid	(3,358,648)	(2,810,776)
Net increase (decrease) in cash and cash equivalents	$7,449,715	$(2,424,603)

The increase in cash provided by operating activities is primarily due to an increase in rent collections and a decrease in cash operating expenses. The decrease in cash used in investing activities is due primarily to the purchase of Woodland Park Apartments and the Partnership contributing $2,222,000 to pay off the principal of the mortgage on Hamilton Bay Apartments. The change in cash provided by financing activities is due to the proceeds of the loan for Woodland Park Apartments. During the nine months ended September 30, 2017, the Partnership purchased 549 Depositary Receipts for an average price of $62.00 for a total cost of $34,038; 4.3 Class B Units for a cost of $8,084 and 0.2 General Partnership Units for a cost of $426, for a total cost of $42,548.

During 2017, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $4,006,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 1144 Commonwealth, 62 Boylston Street, School Street Associates, Westside Colonial, Hamilton Oaks, and Redwood Hills  at a cost of approximately $872,000, $559,000, $462,000, $389,000, $327,000 and $292,000 respectively. The Partnership plans to invest approximately $1,000,000 in additional capital improvements in 2017.

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts (the “Property”), for a purchase price of $45,600,000.

To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings will mature on July 16, 2018, with interest only at 4.75%.  The balance of the purchase price was funded by the Partnership’s cash reserves. The Partnership paid off the loan of HBC Holdings on September 29, 2017, and the total interest paid  on the loan was approximately $182,000.

On September 29, 2017, Woodland Park Partners LLC, ( “Woodland Park”), entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of Woodland Park is NewReal, Inc. (“New Real”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”).  The Partnership is the sole member of Woodland Park. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $22,250,000.  The Loan is due on October 1, 2027 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%.

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

During the nine months ended September 30, 2017 the Partnership received distributions of approximately $5,370,000 from the investment properties. For the nine months ended September 30, 2016, the Partnership received distributions of approximately $2,707,000 from the investment properties. Included in these distributions is the amount from Dexter Park of approximately $1,160,000 and $740,000 for the nine months ended September 30, 2017 and 2016 respectively.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The costs associated with the line of credit were approximately $125,000. As of September 30, 2017, the credit line had an outstanding balance of $25,000,000, used in connection with the purchase of Woodland Park Apartments. The Line of Credit was paid down by $8,000,000 on October 5, 2017.

As of September 30, 2017, the credit line had an outstanding balance of $25,000,000, which was used on July 6, 2017, in conjunction with a loan of $16,000,000 from HBC Holdings, LLC, a Massachusetts Limited Liability company controlled by Harold Brown, and cash reserves, to purchase Woodland Park Partners, LLC (“Woodland Park”).The loan from HBC was paid off on September 29, 2017 from the proceeds of the loan from Keybank.

The Line of Credit was paid down by $8,000,000 on October 5, 2017. The Line of Credit agreement originally expired on July 31, 2017, and has been subsequently extended through an amendment to the agreement until October 31, 2020. The cost associated with the extension will be approximately $125,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2017, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2017, our proportionate share of the non-recourse debt related to these investments was approximately $54,300,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2017, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2018	2019	2020	2021	2022	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt *	$1,823,118	$7,902,953	$4,324,373	$2,312,085	$2,560,822	$216,152,103	$235,075,454

Line of Credit	—	—	17,000,000	—	—	—	17,000,000
Total Contractual Obligations	$1,823,118	$7,902,953	$21,324,373	$2,312,085	$2,560,822	$216,152,103	$252,075,454

* Excluding unamortized deferred financing costs

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

As of September 30, 2017, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $360,154,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,071,000 (without taking out unamortized deferred financing costs) as of September 30, 2017 ranged from LIBOR plus 201 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $301,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2017 would be approximately $17 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third    quarter of 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the third quarter of 2017:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

July 1-31, 2017	$—	—	634,694
August 1-31, 2017	$—	—	634,694
September 1-30, 2017	$—	—	634,694
Total		—

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2017, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

See the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)

Revolving Line of Credit Agreement dated July 31, 2014 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.

(10.2)	Assignment and Assumption Agreement dated July 6, 2017, by and between New England Realty Associates Limited Partnership and M.J. Realty Trust II.
(10.3)	Promissory Note dated July 6, 2017 in the principal amount of $16,000,000 payable to HBC Holdings, LLC, made by New England Realty Associates Limited Partnership.
(10.4)	Pledge Agreement dated July 6, 2017, by and between New England Associates Limited Partnership and HBC Holdings, LLC.
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

(1)	Incorporated herein by reference to Exhibit 10.1 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11,2017.
(2)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11,2017.
(3)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11,2017
(4)	Incorporated herein by reference to Exhibit 10.4 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11,2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: November 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 8, 2017
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	November 8, 2017
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 8, 2017
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 8, 2017
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	November 8, 2017
Eunice Harps

1