Form 10-Q
period 2018-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2018-05-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 5, 2018, there were 99,509 of the registrant’s Class A units (2,985,282 Depositary Receipts) of limited partnership issued and outstanding and 23,633 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)
Rental Properties	$238,720,755	$207,153,794
Cash and Cash Equivalents	4,827,468	7,238,905
Rents Receivable	615,205	592,045
Real Estate Tax Escrows	486,756	488,396
Prepaid Expenses and Other Assets	4,482,605	4,122,052
Investments in Unconsolidated Joint Ventures	6,986,470	7,212,044
Total Assets	$256,119,259	$226,807,236
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	253,584,894	233,221,258
Line of Credit	25,000,000	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	2,933,844	2,806,319
Accounts Payable and Accrued Expenses	3,315,038	3,340,509
Advance Rental Payments and Security Deposits	5,841,583	5,754,327
Total Liabilities	290,675,359	262,122,413
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,386 and 124,386 units outstanding in 2018 and 2017 respectively	(34,556,100)	(35,315,177)
Total Liabilities and Partners’ Capital	$256,119,259	$226,807,236

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Rental income	$13,942,645	$12,631,445
Laundry and sundry income	116,355	112,162
	14,059,000	12,743,607
Expenses
Administrative	539,145	525,736
Depreciation and amortization	3,507,091	2,973,056
Management fee	559,629	536,715
Operating	1,900,766	1,713,961
Renting	107,899	86,203
Repairs and maintenance	1,814,283	1,455,621
Taxes and insurance	1,868,483	1,710,404
	10,297,296	9,001,696
Income Before Other Income (Expense)	3,761,704	3,741,911
Other Income (Expense)
Interest income	164	312
Interest expense	(2,984,210)	(2,520,826)
Income from investments in unconsolidated joint ventures	1,100,900	672,837
	(1,883,146)	(1,847,677)
Net Income	$1,878,558	$1,894,234

Net Income per Unit	$15.10	$15.23

Weighted Average Number of Units Outstanding	124,386	124,409

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2017	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,726)
Distribution to Partners	—	—	—	—	—	—	(895,749)	(212,741)	(11,197)	(1,119,687)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—	—	—	1,515,387	359,904	18,942	1,894,234
Balance March 31, 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(26,822,324)	(6,336,882)	(333,521)	(33,492,726)

Balance January 1 , 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(895,585)	(212,701)	(11,195)	(1,119,481)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	1,502,846	356,926	18,786	1,878,558
Balance March 31, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(27,673,024)	$(6,538,922)	$(344,154)	$(34,556,100)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,878,558	$1,894,234
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,507,091	2,973,056
Amortization of deferred financing costs	51,541	47,134
(Income) from investments in joint ventures	(1,100,900)	(672,837)
Change in operating assets and liabilities
(Increase) Decrease in rents receivable	(23,160)	111,764
(Decrease) in accounts payable and accrued expense	(25,471)	(1,133,932)
Decrease in insurance recovery receivable	—	495,794
Decrease in real estate tax escrow	1,640	8,703
(Increase) Decrease in prepaid expenses and other assets	(523,530)	61,835
Increase in advance rental payments and security deposits	87,257	191,521
Total Adjustments	1,974,468	2,083,038
Net cash provided by operating activities	3,853,026	3,977,272
Cash Flows From Investing Activities
Proceeds from unconsolidated joint ventures	1,770,000	1,204,248
Distribution in excess of investment in unconsolidated joint ventures	210,402	186,395
(Investment) in unconsolidated joint ventures	(526,402)	(2,277,645)
Improvement of rental properties	(868,468)	(1,141,542)
Purchase of rental property	(13,213,294)	—
Net cash (used in) investing activities	(12,627,762)	(2,028,544)
Cash Flows from Financing Activities
Payment of financing costs	(148,004)	—
Proceeds of mortgage notes payable	83,684	—
Proceeds of notes payable	8,000,000	—
Principal payments of mortgage notes payable	(452,900)	(434,018)
Stock buyback	—	(42,548)
Distributions to partners	(1,119,481)	(1,119,687)
Net cash provided by (used in) financing activities	6,363,299	(1,596,253)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,411,437)	352,475
Cash and Cash Equivalents, at beginning of period	7,238,905	7,463,697
Cash and Cash Equivalents, at end of period	$4,827,468	$7,816,172

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 27 properties which include 19 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,711 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40- 50% interest in 8 residential and mixed use properties consisting of 711 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the eight limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 - 50% ownership interest. The consolidated group is referred to as the “Partnership”. Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above-mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investment in Unconsolidated Joint Ventures.)

The Partnership accounts for its investments in joint ventures using the equity method of accounting. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Generally, the Partnership would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Partnership has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Partnership only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. In 2013 and beyond, the carrying values of some investments fell below zero. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. (See Note 14: Investment in Unconsolidated Joint Ventures.)

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $52,000 and $47,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2018 or 2017 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2018 or 2017. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2018, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.20%. At March 31, 2018 and December 31, 2017, respectively approximately $6,637,000, and $8,898,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $44,381 and $59,611 for the three months ended March 31, 2018 and 2017, respectively.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2018 and 2017 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2018, the Partnership and its Subsidiary Partnerships owned 2,711 residential apartment units in 23 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2018, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at March 31, 2018 with a total of 711 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2018	December 31, 2017	Useful Life
Land, improvements and parking lots	$71,906,637	$65,087,214	15	-	40	years
Buildings and improvements	229,245,305	201,844,565	15	-	40	years
Kitchen cabinets	12,576,357	12,338,627	5	-	10	years
Carpets	8,954,788	8,802,831	5	-	10	years
Air conditioning	641,079	641,079	5	-	10	years
Laundry equipment	271,824	263,275	5	-	7	years
Elevators	1,139,296	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	11,329,576	11,163,864	5	-	30	years
Motor vehicles	216,260	216,260			5	years
Fences	37,465	37,465	5	-	15	years
Furniture and fixtures	9,516,987	9,390,021	5	-	7	years
Smoke alarms	582,471	582,471	5	-	7	years
Total fixed assets	346,862,674	311,951,597
Less: Accumulated depreciation	(108,141,919)	(104,797,803)
	$238,720,755	$207,153,794

On March 29, 2018, Hamilton Highlands, LLC (“Hamilton Highlands”), a wholly-owned subsidiary of New England Realty Associates Limited Partnership (the “Partnership”), purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The sale was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned by Hamilton to Hamilton Highlands.

In connection with the purchase, the Hamilton Highlands entered into an Assumption and Modification Agreement dated as of March 29, 2018 with Brookline Bank pursuant to which the Hamilton Highlands assumed a note dated as of January 14, 2016 in the principal amount of $21,500,000  and various agreements relating to the Note including a Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing  dated as of January 14, 2016 .  The purchase price was $34,500,000, consisting of a payment of approximately $13,000,000 in cash and the assumption of the note and mortgage. Hamilton Highlands funded $5,000,000 of the cash portion of the purchase price out of cash reserves and the remaining $8,000,000 by drawing on an existing line of credit. The closing costs were approximately $141,000. From the purchase price, the Partnership allocated approximately $502,000 for in- place leases, and approximately $40,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively.

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts (the “Property”), for a purchase price of $45,600,000. The closing costs were approximately $64,000. To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings will mature on July 16, 2018, with interest only at 4.75%.  The balance of the purchase price was funded by the Partnership’s cash reserves. The line of credit was paid down to $17,000,000 and the loan payable to HBC Holdings was paid in full through the refinancing of Woodland Park and partnership cash reserves by December 31, 2017. From the purchase price, the Partnership allocated approximately $541,000 for in- place leases, and approximately $42,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $560,000 and $537,000 for the three months ended March 31, 2018 and 2017, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2018 and 2017, approximately $354,000 and $182,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2018 expenses referred to above, approximately $82,000 consisted of repairs and maintenance, $84,000 of administrative expense and $20,000 for commercial brokerage fees. Approximately $168,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2018, the Hamilton Company received approximately $243,000 from the Investment Properties of which approximately $160,000 was the management fee, approximately $23,000 was for maintenance services, approximately $20,000 was for administrative services and approximately $40,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $824,000 and $811,000 for the three months ended March 31, 2018 and 2017, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2018 and 2017.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2018 and 2017, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The President of the Management Company performs asset management consulting services and receives an asset management fee from the Partnership. The Partnership does not have a written agreement with this individual. During the three months ended March 31, 2018 and 2017 this individual received fees of $18,750.

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

NOTE 4. OTHER ASSETS

Approximately $2,564,000, and $2,420,000 of security deposits are included in prepaid expenses and other assets at March 31, 2018 and December 31, 2017, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at March 31, 2018 and December 31, 2017 is approximately $387,000 and $357,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Webster Green Apartments and Woodland Park Apartments are included in prepaid expenses and other assets.  Intangible assets are approximately $690,000 net of accumulated amortization of approximately $140,000 and approximately $302,000 net of accumulated amortization of approximately $280,000 at March 31, 2018 and December 31, 2017, respectively.

Financing fees in association with the line of credit of approximately $110,000 and $121,000 are net of accumulated amortization of approximately $18,000 and $7,000 at March 31, 2018 and December 31, 2017 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2018 and December 31, 2017, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2018, the interest rates on these loans ranged from 3.61% to 5.81%, payable in monthly installments aggregating approximately $1,116,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At March 31, 2018, the weighted average interest rate on the above mortgages was 4.52%. The effective rate of 4.60% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,615,000 and $1,531,000 are net of accumulated amortization of approximately $1,101,000 and $1,149,000 at March 31, 2018 and December 31, 2017, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2018 are as follows:

2019—current maturities	$1,863,000
2020	1,944,000
2021	4,344,000
2022	2,566,000
2023	67,096,000
Thereafter	177,277,000
255,090,000
Less: unamortized deferred financing costs	(1,505,000)
$253,585,000

On March 29, 2018, Hamilton Highlands, LLC (Hamilton Highlands), a wholly-owned subsidiary of New England Realty Associates Limited Partnership, purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The sale was consummated pursuant to the terms of a Purchase and Sale Contract  by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned to Hamilton Highlands.

In connection with the purchase, Hamilton Highlands entered into an Assumption and Modification Agreement dated as of March 29, 2018 with Brookline Bank pursuant to which Hamilton Highlands assumed a note dated as of January 14, 2016 in the principal amount of $21,500,000 and various agreements relating to the Note including a Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing dated as of January 14, 2016.  The purchase price was $34,500,000, consisting of a payment of   approximately $13,000,000 in cash and the assumption of the Note and Mortgage. Hamilton Highlands funded $5,000,000 of the cash portion of the purchase price out of cash reserves and the remaining $8,000,000 by drawing on an existing line of credit. The closing costs were approximately $141,000.

On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,683. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing on the next payment, monthly payments of principal and interest in the amount of $32,427 will be made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%. The proceeds of the new loan were used to pay off the existing loan.

On September 29, 2017, Woodland Park Partners LLC, (“Woodland Park”), entered into a Multifamily Loan and Security Agreement with KeyBank National Association . The Loan Agreement provides for a term loan in the principal amount of $22,250,000.  The Loan is due on October 1, 2027, unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%. The proceeds of the loan were used to pay off the loan from HBC Holdings, LLC and pay down the line of credit.

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

 On March 29, 2018, the Partnership drew down $8,000,000 in conjunction with the purchase of Webster Green Apartments. As of March 31, 2018, the credit line had an outstanding balance of $25,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $3,000  in fees for the three months ended March 31, 2018.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of March 31, 2018.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2018, amounts received for prepaid rents of approximately $2,175,000 are included in cash and cash equivalents, and security deposits of approximately $2,564,000 are included in prepaid expenses and other assets and are restricted cash.

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

In April 2018, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of June 15, 2018 and payable on June 29, 2018, of $9.00 per unit ($0.30 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2018	2017
Net Income per Depositary Receipt	$0.50	$0.51
Distributions per Depositary Receipt	$0.30	$0.30

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2018 are as follows:

Class A	44,671
Class B	10,609
General Partnership	559
55,839

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2018, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2018, the Partnership did not purchase  any Depositary Receipts.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2018, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2018 as follows:

Commercial
Property Leases
2019	$2,662,000
2020	2,213,000
2021	1,943,000
2022	1,290,000
2023	646,000
Thereafter	1,105,000
$9,859,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $223,000 and $166,000  for the three months ended March 31, 2018 and 2017 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 31% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2019	$431,751	16,542	12	14%
2020	458,122	17,135	10	15%
2021	193,519	4,170	6	6%
2022	1,137,030	47,591	9	39%
2023	246,341	7,087	4	8%
2024	379,670	11,668	4	13%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
Totals	$2,988,883	108,043	46	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $605,000 and $644,000 at March 31, 2018 and December 31, 2017. Included in rents receivable at March 31, 2018 is approximately $114,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street in Boston, Massachusetts.

Rents receivable at March 31, 2018 also includes approximately $120,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2018 and 2017, cash paid for interest was approximately $3,010,000, and $2,472,000 respectively.  Cash paid for state income taxes was approximately $47,000 and $33,000 during the three months ended March 31, 2018 and 2017 respectively. At March 31, 2018, the Partnership was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2018 and December 31, 2017, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2018 and December 31, 2017 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2018 and December 31, 2017, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2018 and December 31, 2017, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2018	*	$253,584,894	$233,103,625
At December 31, 2017	*	$233,221,258	$237,895,708
Investment Properties
At March 31, 2018	*	$123,720,733	$123,539,032
At December 31, 2017	*	$124,145,012	$125,519,974

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

  NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, timing differences related to prepaid rents, allowances and intangible assets related to significant acquisitions and the treatment of certain expenditures. Taxable income of approximately $5,438,000 was approximately $1,500,000 less than statement income for the year ended December 31, 2017. The primary reason for the difference was due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. Substantial property acquisitions could also cause a significant difference between book and tax depreciation. The cumulative tax basis of the Partnership’s real estate at December 31, 2017 is approximately $1,532,000 less than the statement basis. The primary reasons for the lower tax basis were tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $5,000,000 more than statement basis because of accelerated depreciation.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2014 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, or Hamilton Park is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage calls for interest only payments for the first two years of the loan and amortized over 30 years thereafter. The balance of this mortgage before unamortized deferred financing costs is approximately $81,601,000 at March 31, 2018.  This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 22, 2018, Hamilton Park Towers, LLC entered into a Rate Lock Confirmation with John Hancock Life Insurance Company (U.S.A.) and paid the requisite deposit of $1,290,000.  The Confirmation calls for a loan of $125,000,000 at a fixed interest rate of 3.99% per annum.  Hamilton Park intends to use the proceeds of the loan, when closed, to pay off an outstanding loan of approximately $82,000,000 currently secured by, among other collateral, the property owned by Hamilton Park. In connection with this refinancing, we expect a defeasance charge of approximately $3,750,000, based on current interest rates. Based on its’ ownership in the property, the Partnership will incur 40% of this charge, an expense of  approximately $1,500,000. This charge will have a material effect on the 2018 second quarter net income.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000.  As of December 31, 2017, 29 units had been sold with a gain on the sales of approximately $3,628,000. As of March 31, 2018, 5 additional units were under purchase and sale agreements, and the Partnership owned 13 units. Six units were sold in the first quarter of 2018, resulting in a gain of approximately $828,000. This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At March 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. 20 units were sold in the year ended December 31, 2017 with a gain on the sales of approximately $2,380,000. As of March 31, 2018, 3 units were under purchase and sales agreements and the Partnership owned 10 units. Eight units were sold in the first quarter ending March 31, 2018, resulting in a gain of approximately $817,000. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton

Minuteman, LLC. At March 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000.This investment is referred to as Hamilton Minuteman, LLC. In the first quarter of 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At March 30, 2018, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.The investment is referred to as Hamilton On Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2018, the balance of this mortgage before unamortized deferred financing costs is approximately $9,696,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of March 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,515,492	$2,597,633	$6,242,990	$887,890	$1,583,448	$5,854,350	$17,359,777	$89,284,170	$131,325,750
Cash & Cash Equivalents	148,701	50,004	123,091	136,822	122,350	107,268	102,710	861,790	1,652,736
Rent Receivable	133,580	—	19,937	6,902	2,463	5,206	21,196	221,175	410,459
Real Estate Tax Escrow	83,760	—	46,751	—	0	32,229	152,782	349,904	665,426
Prepaid Expenses & Other Assets	80,429	279	50,269	586,555	693,936	17,475	95,705	2,668,635	4,193,283
Total Assets	$7,961,962	$2,647,916	$6,483,038	$1,618,169	$2,402,197	$6,016,528	$17,732,170	$93,385,674	$138,247,654
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,896,582	$—	$9,627,636	$—	$—	$5,889,863	$16,797,004	$81,509,648	$123,720,733
Accounts Payable & Accrued Expense	74,966	2,188	87,137	8,434	9,554	55,333	169,932	634,933	1,042,477
Advance Rental Pmts & Security Deposits	341,039	—	245,550	12,555	10,975	112,103	321,274	2,608,580	3,652,076
Total Liabilities	10,312,587	2,188	9,960,323	20,989	20,529	6,057,299	17,288,210	84,753,161	128,415,286
Partners’ Capital	(2,349,625)	2,645,728	(3,477,285)	1,597,180	2,381,668	(40,771)	443,960	8,630,513	9,831,368
Total Liabilities and Capital	$7,962,962	$2,647,916	$6,483,038	$1,618,169	$2,402,197	$6,016,528	$17,732,170	$93,383,674	$138,246,654
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,322,863	$—	$798,589	$1,190,833	$	$221,979	$3,452,204	6,986,470
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,174,814)	$—	$(1,738,644)	$—	$—	$(20,387)	$—	$—	(2,933,844)
Total Investment in Unconsolidated Joint Ventures (Net)									$4,052,626
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	343
Units sold through May 1, 2018	—	—	—	167	38	—	—	—	205
Unsold units	—	—	—	8	10	—	—	—	18
Unsold units with deposits for future sale as of May 1, 2018	—	—	—	3	3	—	—	—	6

Financial information for the three months ended March 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$411,222	$53,928	$403,837	$38,221	$22,203	$263,051	$858,213	3,894,603	$5,945,278
Laundry and Sundry Income	3,005	—	1,217			675	9,126	24,688	38,711
	414,227	53,928	405,054	38,221	22,203	263,726	867,339	3,919,291	5,983,989
Expenses
Administrative	9,680	488	6,455	1,499	3,066	1,824	13,127	65,429	101,568
Depreciation and Amortization	114,285	665	86,251	—	10,000	87,722	255,506	874,142	1,428,571
Management Fees	13,204	2,157	16,126	1,508	1,022	10,368	32,443	83,012	159,840
Operating	24,131	—	20,580	156	825	33,850	120,393	379,875	579,810
Renting	3,291	—	497	—	—	3,378	8,652	29,782	45,600
Repairs and Maintenance	54,501	4,163	21,497	40,207	34,224	19,617	182,374	318,666	675,249
Taxes and Insurance	62,527	16,723	41,631	18,171	16,459	31,046	104,551	419,289	710,397
	281,619	24,196	193,037	61,541	65,596	187,805	717,046	2,170,195	3,701,035
Income Before Other Income	132,608	29,732	212,017	(23,320)	(43,393)	75,921	150,293	1,749,096	2,282,954
Other Income (Loss)
Interest Expense	(99,313)	—	(96,961)	(26)	(49)	(58,519)	(188,239)	(1,166,238)	(1,609,345)
Gain on Sale of Real Estate	—	—	—	817,006	827,757				1,644,763
	(99,313)	—	(96,961)	816,980	827,708	(58,519)	(188,239)	(1,166,238)	35,418
Net Income (Loss)	$33,295	$29,732	$115,056	$793,660	$784,315	$17,402	$(37,946)	$582,858	$2,318,372
Net Income (Loss)—NERA 50%	$16,648	$14,866	$57,528	$396,830	$392,158	$8,701	$(18,973)		867,757
Net Income —NERA 40%								$233,143	233,143
									$1,100,900

Future annual mortgage maturities at March 31, 2018 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3//31/2019	$—	$192,094	$	$—	$1,700,153	$1,892,247
3/31/2020	—	199,661		—	79,901,188	80,100,849
3/31/2021	—	207,527	—	—		207,527
3/31/2022	—	215,702	—	—		215,702
3/31/2023	—	224,199	—	—		224,199
Thereafter	10,000,000	8,656,703	6,000,000	16,900,000	—	41,556,703
	10,000,000	9,695,886	6,000,000	16,900,000	81,601,341	124,197,227
Less: unamortized deferred financing costs	(103,418)	(68,250)	(110,137)	(102,996)	(91,693)	(476,494)
	$9,896,582	$9,627,636	$5,889,863	$16,797,004	$81,509,648	$123,720,733

At March 31, 2018 the weighted average interest rate on the above mortgages was 3.87%. The effective rate was 3.95% including the amortization expense of deferred financing costs.

Summary financial information as of March 31, 2017

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,907,838	$2,622,729	$6,542,738	$3,029,735	$145,134	$5,848,498	$6,095,634	$17,593,862	$91,280,303	$141,066,471
Cash & Cash Equivalents	158,945	50,621	70,277	490,522	88	17,718	60,393	214,895	1,359,961	2,423,420
Rent Receivable	17,373	—	3,496	12,438	225	5,844	1,152	11,479	151,499	203,506
Real Estate Tax Escrow	119,722	—	45,948	—	—	17,849	19,048	213,815	240,494	656,876
Prepaid Expenses & Other Assets	96,193	246	45,250	131,148	16,480	103,595	31,844	107,642	1,558,399	2,090,797
Total Assets	$8,300,071	$2,673,596	$6,707,709	$3,663,843	$161,927	$5,993,504	$6,208,071	$18,141,693	$94,590,656	$146,441,070
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,882,793	$—	$9,805,791	$—	$—	$—	$5,881,680	$16,780,953	$82,968,942	$125,320,159
Accounts Payable & Accrued Expense	48,972	623	84,711	15,600	2,330	5,782	61,455	153,499	607,357	980,329
Advance Rental Pmts& Security Deposits	232,421	—	225,911	49,544	101	75,660	124,719	380,586	2,764,112	3,853,054
Total Liabilities	10,164,186	623	10,116,413	65,144	2,431	81,442	6,067,854	17,315,038	86,340,411	130,153,542
Partners’ Capital	(1,864,115)	2,672,973	(3,408,704)	3,598,699	159,496	5,912,062	140,217	826,655	8,250,245	16,287,528
Total Liabilities and Capital	$8,300,071	$2,673,596	$6,707,709	$3,663,843	$161,927	$5,993,504	$6,208,071	$18,141,693	$94,590,656	$146,441,070
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,336,486	$—	$1,799,349	$79,747	$2,956,030	$70,108	$413,328	$3,300,098	$9,955,145
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(932,058)	$—	$(1,704,352)	$—	$—	$—	$—	$—	$—	(2,636,410)
Total Investment in Unconsolidated Joint Ventures (Net)										$7,318,735
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	0	—	0	42	148	409	690
Units to be sold	—	—	—	176	120	46	—	—	—	343
Units sold through May 1, 2017	—	—	—	143	120	1	—	—	—	264
Unsold units	—	—	—	32	0	47	—	—	—	79
Unsold units with deposits for future sale as of May 1, 2017	—	—	—	4	—	10	—	—	—	14

Financial information for the three months ended March 31, 2017

							Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$401,194	$60,000	$372,417	$130,398	$2,867	$222,036	$256,788	$826,303	$3,810,796	$6,082,799
Laundry and Sundry Income	3,531	—	945	—	—	—	675	8,947	24,333	38,431
	404,725	60,000	373,362	130,398	2,867	222,036	257,463	835,250	3,835,129	6,121,230
Expenses
Administrative	5,201	425	6,390	964	824	3,065	1,205	11,018	50,187	79,279
Depreciation and Amortization	113,299	707	86,422	45,626	1,230	81,252	86,675	242,316	831,687	1,489,214
Management Fees	17,380	2,400	15,958	4,763	135	8,650	11,141	34,103	84,552	179,082
Operating	23,637	—	23,145	(37)	19	652	27,875	104,159	352,854	532,304
Renting	3,722	—	2,136	62	62	62	1,321	10,026	21,327	38,718
Repairs and Maintenance	20,731	—	19,300	55,502	1,980	106,605	20,854	164,126	231,633	620,731
Taxes and Insurance	60,469	14,532	36,718	29,378	863	46,095	31,445	109,815	431,459	760,774
	244,439	18,064	190,069	136,258	5,113	246,381	180,516	675,563	2,003,699	3,700,102
Income Before Other Income	160,286	41,936	183,293	(5,860)	(2,246)	(24,345)	76,947	159,687	1,831,430	2,421,128
Other Income (Loss)
Interest Expense	(78,991)	—	(99,404)	(503)	(2)	(41,525)	(59,091)	(190,684)	(1,187,172)	(1,657,372)
	(78,991)	—	(99,404)	710,256	(2)	(41,525)	(59,091)	(190,684)	(1,187,172)	(946,613)
Net Income (Loss)	$81,295	$41,936	$83,889	$704,396	$(2,248)	$(65,870)	$17,856	$(30,997)	$644,258	$1,474,515
Net Income (Loss)—NERA 50%	$40,648	$20,968	$41,945	$352,199	$(1,124)	$(32,935)	$8,929	$(15,498)		415,132
Net Income (Loss)—NERA 40%									$257,705	257,705
										$672,837

NOTE 15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases”. The guidance is effective on January 1, 2019, with early adoption permitted.  The Partnership has evaluated the impact the adoption of ASU 2016-02 will have on the Partnership’s consolidated financial statements. Management foresees no significant impact at this time.

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

NOTE 16. SUBSEQUENT EVENTS

On March 22, 2018, Hamilton Park Towers, LLC entered into a Rate Lock Confirmation with John Hancock Life Insurance Company (U.S.A.) and paid the requisite deposit of $1,290,000.   A subsequent deposit was made on April 11, 2018 for $1,250,000. The partnership contributed $1,016,000 of these payments. The confirmation calls for a loan of $125,000,000 at a fixed interest rate of 3.99% per annum.  Hamilton Park intends to use the proceeds of the loan, when closed, to pay off an outstanding mortgage of approximately $82,000,000. In association with this refinancing, there will be a defeasance cost of approximately $3,750,000. Based on  its’ ownership in the property, the Partnership will incur 40% of this charge, an expense of  approximately $1,500,000. This charge will have a material effect on the 2018 second quarter net income.

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

The Partnership year ended with strong revenue gains and continued high occupancy.  The core portfolio continued this experience during the first quarter of 2018.  As the majority of the Partnership’s assets are in the category of Rent by Necessity (RBN) or student related housing, the properties continue to enjoy in place revenue gains established in the third and fourth quarters of last year. The Partnership’s revenue increases continue to exceed national levels and Management expect these increases to be sustained through the balance of 2018.

Rent renewal increases are comparable to last year. Consolidated revenue gains, including the new acquisitions, were 10.4%. Same store residential revenue increased by 3.23% compared to last year.  On the surface, this would be below Management’s expectations.  The majority of the Partnership properties, excluding four outliers, demonstrate an average year over year increase of 4.6%. Management believes the second and third quarter same store results will improve over the first quarter and that the current lower revenue increase is not an indicator of the market overall, given its other management experience with multifamily properties outside of the Partnership.

With regard to net operating income, Management expects  operating expenses to be consistent with expectations.  Operating expenses are in line with expectations with the exception of repairs and maintenance expenses related to snow removal costs and real estate taxes.

Similar to the Woodland Park acquisition in 2017, the Webster Green acquisition has similar characteristics. The size and location of the asset is well suited for the Partnership, and will provide near term benefits to the Partnership’s taxable income while remaining an excellent asset long term.

As anticipated, the Joint Ventures of 1025 Hancock and Hamilton Bay are continuing to trend to a  third quarter 2018 sellout estimated at $25.6 million.  Management competitively bid the Dexter Park (Hamilton Park) refinancing loan during the first quarter and will shortly execute on a $125 million refinance.  The excess proceeds will be distributed to the owners in proportion to their percentage of ownership. It is estimated that the Partnership will receive approximately $16 million from the refinancing.  The proceeds from the refinancing will be used to pay down the Partnership’s existing Line of Credit.  At 3.99% interest only for 10 years, the new debt service will be $1.25 million per annum less than current debt service at Dexter Park (Hamilton Park). In association with this refinancing, there will be a defeasance cost of approximately $3,750,000.  Based on its’ ownership in the property, the Partnership will incur 40% of this charge, an expense of approximately $1,500,000. This charge will have a material effect on the 2018 second quarter net income.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,365,306 Depositary Receipts through March 31, 2018 or approximately 32% of the outstanding Class A Depositary Receipts.

At May 1, 2018, Harold Brown, his brother Ronald Brown and the President of Hamilton, Carl Valeri, collectively own approximately 33% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc.(“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2018, tenant renewals were approximately 63% with an average rental increase of approximately 3.8%, new leases accounted for approximately 37% with rental rate increases of approximately 4.6%.  During the three months ended March 31, 2018, leasing commissions were approximately $38,000 compared to approximately $13,000 for the three months ended March 31, 2017, an increase of approximately $25,000 (192.3%) from 2017. Tenant concessions were approximately $16,000 for the three months ended March 31, 2018, compared to approximately $13,000 for the three months ended March 31, 2017,  an increase of approximately $3,000 (23.1%).  Tenant improvements were approximately $517,000 for the three  months ended March 31, 2018,  compared to approximately $322,000 for the three months ended March 31, 2017,  an increase of approximately $195,000 (60.6%).

Hamilton accounted for approximately 4.5% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2018 and 3.0 % during the three months ended March 31, 2017. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $53,000 (84.4%) and approximately $59,000 (78.9%) of the legal services paid for by the Partnership during the three months ended March 31, 2018 and 2017 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2018, Hamilton provided the Partnership approximately $168,000 in construction and architectural services, compared to approximately $40,000 for the three months ended March 31, 2017.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2018 and 2017, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first three months of 2018.

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

RESULTS OF OPERATIONS

Three Months Ended March 31,  2018 and March 31, 2017

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $3,762,000 during the three months ended March 31, 2018,  compared to approximately $3,742,000 for the three months ended March 31, 2017,  an increase of approximately $20,000 (0.5%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2018	May 1, 2017
Residential
Units	2,730	2,525
Vacancies	65	67
Vacancy rate	2.4%	2.7%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2018		2017
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$13,943	$13,943	$12,631	$12,631
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$223	$223	$166	$166

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017:

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
Revenues
Rental income	$13,942,645	$12,631,445	$1,311,200	10.4%
Laundry and sundry income	116,355	112,162	4,193	3.7%
	14,059,000	12,743,607	1,315,393	10.3%
Expenses
Administrative	539,145	525,736	13,409	2.6%
Depreciation and amortization	3,507,091	2,973,056	534,035	18.0%
Management fee	559,629	536,715	22,914	4.3%
Operating	1,900,766	1,713,961	186,805	10.9%
Renting	107,899	86,203	21,696	25.2%
Repairs and maintenance	1,814,283	1,455,621	358,662	24.6%
Taxes and insurance	1,868,483	1,710,404	158,079	9.2%
	10,297,296	9,001,696	1,295,600	14.4%
Income Before Other Income (Expense)	3,761,704	3,741,911	19,793	0.5%
Other Income (Expense)
Interest income	164	312	(148)	(47.4)%
Interest expense	(2,984,210)	(2,520,826)	(463,384)	18.4%
Income from investments in unconsolidated joint ventures	1,100,900	672,837	428,063	63.6%
	(1,883,146)	(1,847,677)	(35,469)	1.9%
Net Income	$1,878,558	$1,894,234	$(15,676)	(0.8)%

Rental income for the three months ended March 31, 2018 was approximately $13,943,000, compared to approximately $12,631,000 for the three months ended March 31, 2017,  an  increase of approximately $1,311,000 (10.4%). The factors that can be attributed to this increase are as follows: the acquisitions of Woodland Park and Hamilton Highland resulted in an increase in rental income of approximately $689,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, Hamilton Cypress, 62 Boylston, 1144 Commonwealth Avenue, Westside Colonial, Hamilton Oaks, and Westgate Apartments, with increases of approximately $79,000, $67,000, $67,000, $57,000, $47,000, and $36,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2018 were approximately $10,297,000 compared to approximately $9,002,000 for the three months ended March 31, 2017,  an increase of approximately $1,295,000 (14.4%). Excluding the increase in operating expenses attributable to the acquisitions of Woodland Park and Hamilton Highland of approximately $1,020,000, operating expenses increased approximately $275,000 (3.1%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $ 302,000 (20.7%), an increase in operating expenses of approximately $58,000 (3.4%), which include an increase in snow removal costs of approximately $96,000, and an increase in taxes and insurance of approximately $40,000 (2.3%), partially offset by a decrease in depreciation and amortization of approximately $132,000 (4.4%).

Interest expense for the three months ended March 31, 2018 was approximately $2,984,000 compared to approximately $2,521,000 for the three months ended March 31, 2017,  an increase of approximately $463,000 (18.4%). Excluding the increase in interest expense attributable to Woodland Park and Hamilton Highland of approximately $222,000, there was  an increase in interest expense of approximately $241,000, primarily due to an increase in interest expense on the line of credit of approximately $223,000.

At March 31, 2018, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $1,101,000 for  the three months ended March 31, 2018, compared to net income of approximately $673,000 for the three months ended March 31, 2017,  an increase in income of approximately $428,000 (63.6%). This increase is primarily due to a gain on the sale of real estate of approximately $1,645,000 on the sale of 6 units at Hamilton Bay Apartments LLC, and 8 units at Hamilton 1025 LLC, compared to a gain of approximately $711,000 on the sale of 6 units at Hamilton 1025 LLC for the three months ended March 31, 2017. Included in the income for the three months ended March 31, 2018 is depreciation and amortization expense of approximately $627,000. The proportional income for the three months ended March 31, 2018 from the investment in Dexter Park is approximately $233,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2018 was approximately $1,878,000 compared to income of approximately $1,894,000 for the three months ended March 31, 2017, a decrease in income of approximately $16,000 (0.8%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2018 was the collection of rents and the proceeds from the line of credit.  The Partnership’s principal source of cash in 2017 was the collection of rents and the proceeds from the mortgage for Woodland Partners.  The majority of cash and cash equivalents of $4,827,468 at March 31, 2018 and $7,238,905 at December 31, 2017 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $2,411,437 for the three months ended March 31, 2018 is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$3,853,026	$3,977,272
Cash (used in) investing activities	(12,627,762)	(2,028,544)
Cash provided by (used in) financing activities	7,482,780	(434,018)
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(42,548)
Distributions paid	(1,119,481)	(1,119,687)
Net (decrease) increase in cash and cash equivalents	$(2,411,437)	$352,475

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income from joint ventures due to the sale of units,  as well as other factors. The decrease in cash used in investing activities is primarily due to the acquisition of Hamilton Highlands, and a contribution to a joint venture. The change in cash provided by financing activities is primarily due to the proceeds from the line of credit for the purchase of Hamilton Highlands.

During 2018, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $868,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, Hamilton Oaks, Captain Parker,1144 Commonwealth, Woodland Park, and Hamilton Green  at a cost of approximately $183,000, $151,000, $115,000, $109,000, $75,000 and $62,000 respectively. The Partnership plans to invest approximately $2,384,000 in additional capital improvements in 2018.

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

On September 29, 2017, Woodland Park Partners LLC, ( “Woodland Park”), entered into a Multifamily Loan and Security Agreement with KeyBank National Association . The manager of Woodland Park is NewReal, Inc. (“New Real”), the general partner of New England Realty Associates Limited Partnership.  The Partnership is the sole member of Woodland Park. The Loan Agreement provides for a term loan in the principal amount of $22,250,000.  The Loan is due on October 1, 2027 unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%.

On March 29, 2018, Hamilton Highlands, LLC (Hamilton highlands”), a wholly-owned subsidiary of New England Realty Associates Limited Partnership, purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The sale was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership , which agreement was subsequently assigned by Hamilton to the Purchaser.  In connection with the purchase, Hamilton Highlands entered into an Assumption and Modification Agreement dated as of March 29, 2018 with Brookline Bank pursuant to which Hamilton Highlands assumed a note dated as of January 14, 2016 in the principal amount of $21,500,000 and various agreements relating to the note including a Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing dated as of January 14, 2016. The purchase price was $34,500,000, consisting of a payment of approximately $13,000,000 in cash and the assumption of the note and mortgage. Hamilton Highlands funded $5,000,000 of the cash portion of the purchase price out of cash reserves and the remaining $8,000,000 by drawing on an existing line of credit.

During the three months ended March 31, 2018 the Partnership received distributions of approximately $1,970,000 from the investment properties. For the three months ended March 31, 2017, the Partnership received distributions of approximately $1,391,000 from the investment properties. Included in these distributions is the amount from  Dexter Park of approximately $240,000 and $480,000 for the three months ended March 31, 2018 and 2017 respectively.

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

The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership borrowed $25,000,000 to partially fund the purchase of Woodland Park. It paid down $8,000,000 through the financing of the property and its’ cash reserve. As of December 31, 2017, the credit line had an outstanding balance of $17,000,000. An additional $$8,000,000 was drawn for the purchase of Hamilton Highlands on March 29, 2018.

As of March 31,  2018, the credit line had an outstanding balance of $25,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2018, the Partnership had a 40%-50% ownership interest in nine Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2018, our proportionate share of the non-recourse debt related to these investments was approximately $53,938,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2018, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2019	2020	2021	2022	2023	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$1,862,603	$1,944,188	$4,344,152	$2,565,978	$67,095,455	$177,277,398	$255,089,774

Other obligations	—	25,000,000	—	—	—	—	25,000,000
Total Contractual Obligations	$1,862,603	$26,944,188	$4,344,152	$2,565,978	$67,095,455	$177,277,398	$280,089,774

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

As of March 31, 2018, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $404,287,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $75,900,000 (without taking out unamortized deferred financing costs) as of March 31, 2018. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $709,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2018 would be approximately $15 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A.  Risk Factors

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes  (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from the Partnership. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for  distribution to our partners might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

In addition, see the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

See the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)	Purchase and Sale Contract dated as of February_, 2018 by and between Webster Green Apartments, LLC as seller and The Hamilton Companies, Inc. as buyer. (1)
(10.2)	Assumption and Modification Agreement dated as of March 29, 2018 by and between Hamilton Highlands, LLC and Brookline Bank.(2)
(10.3)	Amended and Restated Note dated as of March 29, 2018 in the principal amount of $21,500,000 payable to Brookline Bank, made by Hamilton Highlands, LLC. (3)
(10.4)	Limited Guaranty dated as of March 29, 2018 made by New England Realty Associates Limited Partnership in favor of Brookline Bank. (4)
(10.5)	Rate Lock Confirmation dated March 22, 2018 by and between Hamilton Park Towers, LLC and John Hancock Life Insurance Company (U.S.A.). (5)
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

(1)	Incorporated herein by reference to Exhibit 10.1 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on April 3, 2018.
(2)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on April 3, 2018.
(3)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on April 3, 2018.
(4)	Incorporated herein by reference to Exhibit 10.4 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on April 3, 2018.
(5)	Incorporated herein by reference to Exhibit 10.1 to the partnership’s Current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: May 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 8, 2018
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	May 8, 2018
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 8, 2018
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 8, 2018
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	May 8, 2018
Eunice Harps

1