Form 10-Q
period 2018-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2018-08-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were 99,509 of the registrant’s Class A units (2,985,282 Depositary Receipts) of limited partnership issued and outstanding and 23,633 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Rental Properties	$236,040,793	$207,153,794
Cash and Cash Equivalents	9,890,127	7,238,905
Rents Receivable	826,830	592,045
Real Estate Tax Escrows	477,985	488,396
Prepaid Expenses and Other Assets	4,226,507	4,122,052
Investments in Unconsolidated Joint Ventures	2,298,588	7,212,044
Total Assets	$253,760,830	$226,807,236
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	253,185,372	233,221,258
Line of Credit	9,000,000	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	17,487,770	2,806,319
Accounts Payable and Accrued Expenses	3,655,606	3,340,509
Advance Rental Payments and Security Deposits	6,054,338	5,754,327
Total Liabilities	289,383,086	262,122,413
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,386 and 124,386 units outstanding in 2018 and 2017 respectively	(35,622,256)	(35,315,177)
Total Liabilities and Partners’ Capital	$253,760,830	$226,807,236

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Rental income	$14,504,117	$12,683,517	$28,446,762	$25,314,962
Laundry and sundry income	126,140	104,274	242,495	216,436
	14,630,257	12,787,791	28,689,257	25,531,398
Expenses
Administrative	548,645	463,008	1,087,790	988,744
Depreciation and amortization	4,061,940	3,009,698	7,569,031	5,982,753
Management fee	590,230	518,533	1,149,858	1,055,248
Operating	1,184,073	1,032,064	3,084,839	2,746,025
Renting	165,541	94,532	273,441	180,735
Repairs and maintenance	2,315,040	2,053,272	4,129,323	3,508,894
Taxes and insurance	1,893,555	1,646,053	3,762,038	3,356,457
	10,759,024	8,817,160	21,056,320	17,818,856
Income Before Other Income (Expense)	3,871,233	3,970,631	7,632,937	7,712,542
Other Income (Expense)
Interest income	73	404	237	716
Interest expense	(3,256,341)	(2,545,553)	(6,240,552)	(5,066,379)
Income from investments in unconsolidated joint ventures	(561,639)	1,058,225	539,261	1,731,062
	(3,817,907)	(1,486,924)	(5,701,054)	(3,334,601)
Net Income	$53,326	$2,483,707	$1,931,883	$4,377,941

Net Income per Unit	$0.43	$19.97	$15.53	$35.19

Weighted Average Number of Units Outstanding	124,386	124,386	124,386	124,392

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2017	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,726)
Distribution to Partners	—	—	—	—	—	—	(1,791,334)	(425,442)	(22,392)	(2,239,168)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—	—	—	3,502,353	831,809	43,779	4,377,941
Balance June 30, 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(25,730,943)	(6,077,678)	(319,879)	(32,128,500)

Balance January 1 , 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(1,791,169)	(425,403)	(22,390)	(2,238,962)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	1,545,506	367,058	19,319	1,931,883
Balance June 30, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,525,948)	$(6,741,492)	$(354,816)	$(35,622,256)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,931,883	$4,377,941
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,569,031	5,982,753
Amortization of deferred financing costs	106,383	94,269
(Income) from investments in joint ventures	(539,261)	(1,731,062)
Change in operating assets and liabilities
Distribution from unconsolidated joint ventures	3,507,500	3,322,250
(Increase) Decrease in rents receivable	(234,785)	95,021
Increase (Decrease) in accounts payable and accrued expense	315,097	(1,323,974)
Decrease in insurance recovery receivable	—	632,661
Decrease (Increase) in real estate tax escrow	10,411	(25,182)
(Increase) in prepaid expenses and other assets	(560,152)	(90,772)
Increase in advance rental payments and security deposits	300,011	247,308
Total Adjustments	10,474,235	7,203,272
Net cash provided by operating activities	12,406,118	11,581,213
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	17,665,236	334,767
(Investment) in unconsolidated joint ventures	(1,038,567)	(2,441,517)
Improvement of rental properties	(1,957,724)	(620,129)
Purchase of rental property	(13,213,294)	(2,214,020)
Net cash provided by (used in) investing activities	1,455,651	(4,940,899)
Cash Flows from Financing Activities
Payment of financing costs	(148,004)	—
Proceeds of mortgage notes payable	83,684	—
Payments on line of credit	(8,000,000)	—
Principal payments of mortgage notes payable	(907,265)	(869,228)
Stock buyback	—	(42,548)
Distributions to partners	(2,238,962)	(2,239,168)
Net cash (used in) financing activities	(11,210,547)	(3,150,944)
Net Increase in Cash and Cash Equivalents	2,651,222	3,489,370
Cash and Cash Equivalents, at beginning of period	7,238,905	7,463,697
Cash and Cash Equivalents, at end of period	$9,890,127	$10,953,067

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

  NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 27 properties which include 19 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,711 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50%  interest in 8 residential and mixed use properties consisting of 701   apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $106,000 and $94,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2018 or 2017. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2018, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.20%. At June 30, 2018 and December 31, 2017, respectively approximately $11,735,000, and $8,898,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $99,782 and $98,811 for the six months ended June 30, 2018 and 2017, respectively.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2018 and 2017 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2018, the Partnership and its Subsidiary Partnerships owned 2,711 residential apartment units in 23 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2018, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at June 30, 2018 with a total of 701 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2018	December 31, 2017	Useful Life
Land, improvements and parking lots	$73,067,362	$65,087,214	15	-	40	years
Buildings and improvements	222,178,309	201,844,565	15	-	40	years
Kitchen cabinets	14,163,255	12,338,627	5	-	10	years
Carpets	10,246,486	8,802,831	5	-	10	years
Air conditioning	641,079	641,079	5	-	10	years
Laundry equipment	403,211	263,275	5	-	7	years
Elevators	1,839,590	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	12,826,738	11,163,864	5	-	30	years
Motor vehicles	216,260	216,260			5	years
Fences	43,099	37,465	5	-	15	years
Furniture and fixtures	11,299,442	9,390,021	5	-	7	years
Smoke alarms	582,471	582,471	5	-	7	years
Total fixed assets	347,951,931	311,951,597
Less: Accumulated depreciation	(111,911,138)	(104,797,803)
	$236,040,793	$207,153,794

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,150,000 and $1,055,000 for the six months ended June 30, 2018 and 2017, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2018 and 2017, approximately $666,000 and $363,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2018 expenses referred to above, approximately $188,000 consisted of repairs and maintenance, $162,000 of administrative expense and $34,000 for brokerage fees. Approximately $282,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2018, the Hamilton Company received approximately $720,000 from the Investment Properties of which approximately $330,000 was the management fee, approximately $178,000 for brokerage fees, approximately $32,000 was for maintenance services, approximately $34,000 was for administrative services and approximately $146,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,680,000 and $1,671,000 for the six months ended June 30, 2018 and 2017, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2018 and 2017.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2018 and 2017, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. During the six months ended June 30, 2018 and 2017 this individual received fees of $37,500. At June 29, 2018, the individual resigned his position.

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

NOTE 4. OTHER ASSETS

Approximately $2,613,000, and $2,420,000 of security deposits are included in prepaid expenses and other assets at June 30, 2018 and December 31, 2017, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at June 30, 2018 and December 31, 2017 is approximately $415,000 and $357,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Webster Green Apartments and Woodland Park Apartments are included in prepaid expenses and other assets.  Intangible assets are approximately $420,000 net of accumulated amortization of approximately $690,000 and approximately $302,000 net of accumulated amortization of approximately $280,000 at June 30, 2018 and December 31, 2017, respectively.

Financing fees in association with the line of credit of approximately $100,000 and $121,000 are net of accumulated amortization of approximately $29,000 and $7,000 at June 30, 2018 and December 31, 2017 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2018 and December 31, 2017, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2018, the interest rates on these loans ranged from 3.76% to 5.81%, payable in monthly installments aggregating approximately $1,120,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At June 30, 2018, the weighted average interest rate on the above mortgages was 4.56%. The effective rate of 4.65% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,551,000 and $1,531,000 are net of accumulated amortization of approximately $1,166,000 and $1,149,000 at June 30, 2018 and December 31, 2017, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2018 are as follows:

2019—current maturities	$1,883,000
2020	4,321,000
2021	2,207,000
2022	2,632,000
2023	79,997,000
Thereafter	163,595,000
254,635,000
Less: unamortized deferred financing costs	(1,450,000)
$253,185,000

On March 29, 2018, Hamilton Highlands, LLC (Hamilton Highlands), a wholly-owned subsidiary of New England Realty Associates Limited Partnership, purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The purchase was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned to Hamilton Highlands.

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

On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,683. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing in April, 2021, monthly payments of principal and interest in the amount of $32,427 are being made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%.  The proceeds of the new loan were used to pay off the existing loan.

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

 On March 29, 2018, the Partnership drew down $8,000,000 in conjunction with the purchase of Webster Green Apartments. On June 4, 2018, the Partnership paid down the credit line by $16,000,000 as a result of the proceeds from the refinancing of Hamilton Park Towers, LLC, also known as Dexter Park. As of June 30, 2018, the credit line had an outstanding balance of $9,000,000. Subsequent to the end of the quarter, the line was paid down to $5,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $3,000 in fees for the six months ended June 30, 2018.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of June 30, 2018.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2018, amounts received for prepaid rents of approximately $2,328,000 are included in cash and cash equivalents, and security deposits of approximately $2,613,000 are included in prepaid expenses and other assets and are restricted cash.

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

In July 2018, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of September 15, 2018 and payable on September 28, 2018, of $9.00 per unit ($0.30 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2018	2017
Net Income per Depositary Receipt	$0.52	$1.17
Distributions per Depositary Receipt	$0.60	$0.60

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2018 are as follows:

Class A	44,671
Class B	10,609
General Partnership	559
55,839

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2018, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2018, the Partnership did not purchase  any Depositary Receipts.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2018, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2018 as follows:

Commercial
Property Leases
2019	$2,720,000
2020	2,251,000
2021	2,071,000
2022	1,164,000
2023	737,000
Thereafter	977,000
$9,920,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $449,000 and $319,000  for the six months ended June 30, 2018 and 2017 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2019	$303,325	13,980	12	10%
2020	500,471	17,383	9	17%
2021	686,602	27,388	8	23%
2022	579,290	23,267	6	19%
2023	397,553	10,507	6	13%
2024	379,671	11,668	4	13%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
Totals	$2,989,362	108,043	46	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $481,000 and $644,000 at June 30, 2018 and December 31, 2017. Included in rents receivable at June 30, 2018 is approximately $115,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street in Boston, Massachusetts.

Rents receivable at June 30, 2018 also includes approximately $94,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2018 and 2017, cash paid for interest was approximately $6,164,000, and $4,985,000 respectively.  Cash paid for state income taxes was approximately $52,000 and $37,000 during the six months ended June 30, 2018 and 2017 respectively. Additionally, the Partnership was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2018 and December 31, 2017, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2018 and December 31, 2017 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2018 and December 31, 2017, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2018 and December 31, 2017, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2018	*	$253,185,372	$231,971,724
At December 31, 2017	*	$233,221,258	$237,895,708
Investment Properties
At June 30, 2018	*	$166,538,841	$158,686,706
At December 31, 2017	*	$124,145,012	$125,519,974

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership is includable in its partners’ tax returns and is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, timing differences related to prepaid rents, allowances and intangible assets related to significant acquisitions and the treatment of certain expenditures. Taxable income of approximately $5,438,000 was approximately $1,500,000 less than statement income for the year ended December 31, 2017. The primary reason for the difference was due to accelerated depreciation, tax free exchange and other differences in the treatment of certain expenditures. Substantial property acquisitions could also cause a significant difference between book and tax depreciation. The cumulative tax basis of the Partnership’s real estate at December 31, 2017 is approximately $1,532,000 less than the statement basis. The primary reasons for the lower tax basis were tax free exchanges, and accelerated depreciation. The Partnership’s tax basis in its joint venture investments is approximately $5,000,000 more than statement basis because of accelerated depreciation.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

While accelerated depreciation deductions are allowable, future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2018, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2014 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, or Hamilton Park is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matures in 2019. The mortgage called for interest only payments for the first two years of the loan and amortized over 30 years thereafter.

On May 31, 2018, Hamilton Park Towers, LLC (“Hamilton Park”), entered into a Mortgage Note with John Hancock Life Insurance Company (U.S.A.) in the principal amount of $125,000,000. Interest only payments on the Note is payable on a monthly basis at a fixed interest rate of 3.99% per annum, and the principal amount of the Note is due and payable on June 1, 2028. The Note is secured by a mortgage on the Dexter Park apartment complex located at 175 Freeman Street, Brookline, Massachusetts pursuant to an Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2018. The Note is guaranteed by the Partnership and HBC Holdings, LLC pursuant to a Guaranty Agreement dated May 31, 2018.

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. In connection with this refinancing, the property incurred a defeasance charge of approximately $3,830,000.   Based on its’ ownership in the property, the Partnership incurred 40% of this charge, an expense of approximately $1,532,000. This charge had a material effect on the 2018 second quarter net income.

At June 30, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000.This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. As of December 31, 2017, 29 units had been sold with a gain on the sales of approximately $3,628,000. As of June 30, 2018, 4 additional units were under purchase and sale agreements, and the Partnership owned 6 units. 12 units were sold in the first six months of 2018, resulting in a gain of approximately $1,751,000. This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On

September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At June 30, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. 20 units were sold in the year ended December 31, 2017 with a gain on the sales of approximately $2,380,000. As of June 30, 2018, 3 units were under purchase and sales agreements and the Partnership owned 6 units. 12 units were sold in the first six months of 2018, resulting in a gain of approximately $1,305,000. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At June 30, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000.This investment is referred to as Hamilton Minuteman, LLC. In the first quarter of 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At June 30, 2018, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.The investment is referred to as Hamilton On Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2018, the balance of this mortgage before unamortized deferred financing costs is approximately $9,649,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of June 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,423,918	$2,596,968	$6,164,547	$511,297	$769,567	$5,778,394	$17,135,093	$88,674,407	$129,054,191
Cash & Cash Equivalents	31,634	50,705	156,033	41,589	130,503	121,001	236,201	1,851,731	2,619,397
Rent Receivable	129,344	—	20,500	9,073	0	32,219	26,072	152,030	369,238
Real Estate Tax Escrow	71,977	—	19,053	—	0	34,327	121,916	0	247,273
Prepaid Expenses & Other Assets	251,866	0	54,421	84,892	141,234	11,824	88,307	1,170,301	1,802,845
Total Assets	$7,908,739	$2,647,673	$6,414,554	$646,851	$1,041,304	$5,977,765	$17,607,589	$91,848,469	$134,092,944
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,900,029	$—	$9,581,970	$—	$—	$5,891,909	$16,801,017	$124,363,915	$166,538,840
Accounts Payable & Accrued Expense	71,839	1,689	75,750	12,318	8,203	61,704	163,091	848,626	1,243,220
Advance Rental Pmts & Security Deposits	315,075	—	267,765	10,204	6,012	125,039	343,691	2,867,829	3,935,615
Total Liabilities	10,286,943	1,689	9,925,485	22,522	14,215	6,078,652	17,307,799	128,080,370	171,717,675
Partners’ Capital	(2,378,204)	2,645,984	(3,510,931)	624,329	1,027,089	(100,887)	299,790	(36,231,901)	-37,624,731
Total Liabilities and Capital	$7,908,739	$2,647,673	$6,414,554	$646,851	$1,041,304	$5,977,765	$17,607,589	$91,848,469	$134,092,944
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,322,992	$—	$312,165	$513,544	$	$149,895	$	2,298,596
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,189,102)	$—	$(1,755,466)	$—	$—	$(50,444)	$—	$(14,492,760)	(17,487,771)
Total Investment in Unconsolidated Joint Ventures (Net)									$(15,189,175)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	343
Units sold through August 1, 2018	—	—	—	171	44	—	—	—	215
Unsold units	—	—	—	4	4	—	—	—	8
Unsold units with deposits for future sale as of August 1, 2018	—	—	—	1	2	—	—	—	3

Financial information for the six months ended June 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$818,035	$107,856	$792,092	$70,361	$45,443	$528,938	$1,741,539	7,760,792	$11,865,056
Laundry and Sundry Income	7,385	—	2,761	—	—	(402)	19,031	53,085	81,860
	825,420	107,856	794,853	70,361	45,443	528,536	1,760,570	7,813,877	11,946,916
Expenses
Administrative	13,309	6,014	13,194	2,570	8,425	4,380	27,189	134,238	209,319
Depreciation and Amortization	233,982	1,329	172,759	—	22,000	175,843	512,950	1,765,620	2,884,483
Management Fees	28,709	4,314	32,799	2,614	1,920	20,861	66,052	172,340	329,609
Operating	40,034	—	36,919	187	1,190	60,375	203,282	693,350	1,035,337
Renting	11,050	—	5,217	108	—	4,308	14,509	109,942	145,134
Repairs and Maintenance	86,181	7,343	46,911	68,574	57,834	45,424	326,040	646,287	1,284,594
Taxes and Insurance	125,189	33,196	72,169	30,867	25,572	62,650	208,025	834,493	1,392,161
	538,454	52,196	379,968	104,920	116,941	373,841	1,358,047	4,356,270	7,280,637
Income Before Other Income	286,966	55,660	414,885	(34,559)	(71,498)	154,695	402,523	3,457,607	4,666,279
Other Income (Loss)
Interest Expense	(207,920)	—	(193,475)	(46)	(75)	(117,409)	(379,639)	(2,488,042)	(3,386,606)
Interest Income									—

Gain on Sale of Real Estate	—	—	—	1,305,414	1,751,309	—	—	—	3,056,723
Other income (Expense)	—	—	—	—	—	—	—	(3,829,950)	(3,829,950)
	(207,920)	—	(193,475)	1,305,368	1,751,234	(117,409)	(379,639)	(6,317,992)	(4,159,833)
Net Income (Loss)	$79,046	$55,660	$221,410	$1,270,809	$1,679,736	$37,286	$22,884	$(2,860,385)	$506,446
Net Income (Loss)—NERA 50%	$39,523	$27,830	$110,705	$635,405	$839,868	$18,643	$11,442		1,683,416
Net Income —NERA 40%								$(1,144,154)	(1,144,154)
									$539,262

Financial information for the three months ended June 30, 2018

						Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$406,813	$53,928	$388,256	$32,141	$23,240	$264,810	$883,327	$3,866,189	$5,918,704
Laundry and Sundry Income	4,380	—	1,544	—	—	—	9,905	28,397	44,226
	411,193	53,928	389,800	32,141	23,240	264,810	893,232	3,894,586	5,962,930
Expenses
Administrative	3,629	5,527	6,739	1,071	5,359	2,556	14,063	68,809	107,753
Depreciation and Amortization	119,697	664	86,508	—	12,000	88,121	257,444	891,478	1,455,912
Management Fees	15,505	2,157	16,673	1,106	898	10,493	33,609	89,328	169,769
Operating	15,903	—	16,338	30	365	26,525	82,889	307,208	449,258
Renting	7,760	—	4,720	108	—	931	5,858	80,160	99,537
Repairs and Maintenance	31,680	3,180	25,415	28,367	23,610	25,807	143,666	333,886	615,611
Taxes and Insurance	62,662	16,473	30,538	12,696	9,113	31,604	103,474	415,204	681,764
	256,836	28,001	186,931	43,378	51,345	186,037	641,003	2,186,073	3,579,604
Income Before Other Income	154,357	25,927	202,869	(11,237)	(28,105)	78,773	252,229	1,708,513	2,383,326
Other Income (Loss)
Interest Expense	(108,607)	—	(96,514)	(21)	(26)	(58,889)	(191,400)	(1,321,805)	(1,777,262)
Interest Income	—	—	—	—	—	—	—	—	—
Gain on Sale of Real estate	—	—	—	488,408	923,552	—	—	—	1,411,960
Other Income (Expense)	—	—	—	—	—	—	—	(3,829,950)	(3,829,950)
	(108,607)	—	(96,514)	488,387	923,526	(58,889)	(191,400)	(5,151,755)	(4,195,252)

Net Income (Loss)	$45,750	$25,927	$106,355	$477,150	$895,421	$19,884	$60,829	$(3,443,243)	$(1,811,926)
Net Income (Loss)—NERA 50%	$22,875	$12,964	$53,178	$238,575	$447,710	$9,942	$30,415		815,658
Net Income (Loss)—NERA 40%								$(1,377,297)	(1,377,297)
									$(561,639)

Future annual mortgage maturities at June 30, 2018 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2019	$—	$193,959	$	$—	$	$193,959
6/30/2020	—	201,599		—		201,599
6/30/2021	—	209,541	—	—		209,541
6/30/2022	—	217,796	—	—		217,796
6/30/2023	—	226,376	—	—		226,376
Thereafter	10,000,000	8,599,284	6,000,000	16,900,000	125,000,000	166,499,284
	10,000,000	9,648,555	6,000,000	16,900,000	125,000,000	167,548,555
Less: unamortized deferred financing costs	(99,971)	(66,585)	(108,091)	(98,983)	(636,085)	(1,009,715)
	$9,900,029	$9,581,970	$5,891,909	$16,801,017	$124,363,915	$166,538,840

At June 30, 2018 the weighted average interest rate on the above mortgages was 3.87%. The effective rate was 3.98% including the amortization expense of deferred financing costs.

Summary financial information as of June 30, 2017

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,798,556	$2,622,021	$6,494,266	$2,812,552	$0	$4,484,449	$6,012,338	$17,871,657	$90,669,576	$138,765,415
Cash & Cash Equivalents	95,520	108,751	45,291	684	212,237	58,078	27,620	541	975,232	1,523,954
Rent Receivable	5,529	—	9,470	10,842	825	18,180	10,991	20,212	150,399	226,448
Real Estate Tax Escrow	111,718	—	18,889	—	—	—	19,216	238,391	273,553	661,767
Prepaid Expenses & Other Assets	105,580	1533	42,394	770,237	—	487,987	23,196	108,507	1,667,709	3,207,143
Total Assets	$8,116,903	$2,732,305	$6,610,310	$3,594,315	$213,062	$5,048,694	$6,093,361	$18,239,308	$93,736,469	$144,384,727
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,886,240	$—	$9,761,919	$—	$—	$—	$5,883,726	$16,784,966	$82,621,527	$124,938,378
Accounts Payable & Accrued Expense	62,932	850	63,851	10,978	1,182	35,122	48,956	140,046	642,256	1,006,173
Advance Rental Pmts& Security Deposits	251,183	—	210,629	42,231	101	65,705	119,247	377,911	3,412,120	4,479,127
Total Liabilities	10,200,355	850	10,036,399	53,209	1,283	100,827	6,051,929	17,302,923	86,675,903	130,423,678
Partners’ Capital	(2,083,452)	2,731,455	(3,426,089)	3,541,106	211,779	4,947,867	41,432	936,385	7,060,566	13,961,049
Total Liabilities and Capital	$8,116,903	$2,732,305	$6,610,310	$3,594,315	$213,062	$5,048,694	$6,093,361	$18,239,308	$93,736,469	$144,384,727
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,365,727	$	$1,770,552	$105,890	$2,473,933	$20,716	$468,192	$2,824,225	$9,029,233
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,041,726)	$—	$(1,713,045)	$—	$—	$—	$—	$—	$	(2,754,771)
Total Investment in Unconsolidated Joint Ventures (Net)										$6,274,462
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	0	—	0	42	148	409	690
Units to be sold	—	—	—	176	120	46	—	—	—	343
Units sold through August 1, 2017	—	—	—	148	120	10	—	—	—	278
Unsold units	—	—	—	27	0	38	—	—	—	65
Unsold units with deposits for future sale as of August 1, 2017	—	—	—	4	—	9	—	—	—	13

Financial information for the six months ended June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$723,284	$120,000	$727,167	$237,200	5,282	$397,962	$516,798	$1,655,234	$7,545,962	$11,928,889
Laundry and Sundry Income	7,590	—	2,136	—	—	—	1,270	18,368	48,939	78,303
	730,874	120,000	729,303	237,200	5,282	397,962	518,068	1,673,602	7,594,901	12,007,192
Expenses
Administrative	9,929	850	14,039	2,184	2,148	5,197	2,411	17,237	95,269	149,264
Depreciation and Amortization	226,998	1,415	173,435	91,251	(38,440)	202,598	173,810	490,218	1,668,723	2,990,008
Management Fees	31,978	4,800	29,464	8,803	207	14,869	20,466	66,082	175,469	352,138
Operating	39,707	—	36,420	100	38	1,374	52,003	183,191	617,663	930,496
Renting	9,516	—	12,248	332	181	181	4,104	21,398	50,757	98,717
Repairs and Maintenance	49,551	3,180	51,430	115,717	3,100	192,826	39,286	327,427	590,844	1,373,361
Taxes and Insurance	121,101	29,080	66,970	56,565	1,213	87,349	62,894	218,416	859,625	1,503,213
	488,780	39,325	384,006	274,952	(31,553)	504,394	354,974	1,323,969	4,058,350	7,397,197

Income Before Other Income	242,094	80,675	345,297	(37,752)	36,835	(106,432)	163,094	349,633	3,536,551	4,609,995
Other Income (Loss)
Interest Expense	(164,394)	—	(197,793)	(777)	(2)	(41,741)	(118,019)	(382,898)	(2,381,971)	(3,287,595)
Gain on Sale of Real Estate	—	—	—	939,332	93,392	1,337,920	—	—	—	2,370,644
Interest Income from Note	—	—		—		—	—	—	—	—
Other Income ( Expense)	—	—		—		—	—	—	—	—
	(164,394)	—	(197,793)	938,555	93,390	1,296,179	(118,019)	(382,898)	(2,381,971)	(916,951)
Net Income (Loss)	$77,700	$80,675	$147,504	$900,803	130,225	$1,189,747	$45,075	$(33,265)	$1,154,580	$3,693,044
Net Income (Loss)—NERA 50%	$38,851	$40,338	$73,752	$450,401	65,113	$594,874	$22,538	$(16,633)		1,269,232
Net Income (Loss)—NERA 40%									$461,830	461,830
										$1,731,062

Financial information for the three months ended June 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$322,090	$60,000	$354,750	$106,802	2,415	$175,926	$260,009	$828,931	$3,735,167	$5,846,090
Laundry and Sundry Income	4,059	—	1,192	—	—	—	595	9,421	24,606	39,873
	326,149	60,000	355,942	106,802	2,415	175,926	260,604	838,352	3,759,773	5,885,963
Expenses
Administrative	4,729	425	7,649	1,220	1,325	2,131	1,206	6,219	45,082	69,986
Depreciation and Amortization	113,698	707	87,013	45,625	(39,670)	121,346	87,136	247,902	837,036	1,500,793
Management Fees	14,598	2,400	13,506	4,039	73	6,219	9,326	31,979	90,917	173,057
Operating	16,070	—	13,275	138	19	721	24,128	79,032	264,809	398,192
Renting	5,794	—	10,112	270	119	119	2,783	11,372	29,431	60,000
Repairs and Maintenance	28,820	3,180	32,130	60,214	1,118	86,223	18,432	163,301	359,211	752,629
Taxes and Insurance	60,634	14,549	30,253	27,188	351	41,255	31,450	108,603	428,167	742,450
	244,343	21,261	193,938	138,694	(36,665)	258,014	174,461	648,408	2,054,653	3,697,107
Income Before Other Income	81,806	38,739	162,004	(31,892)	39,080	(82,088)	86,143	189,944	1,705,120	2,188,856
Other Income (Loss)
Interest Expense	(85,403)	—	(98,390)	(274)	—	(216)	(58,928)	(192,214)	(1,194,800)	(1,630,225)
Interest Income	—	—	—		—	—	—	—	—	—
Gain on sale of Real Estate	—	—	—	228,573	93,392	1,337,920	—	—	—	1,659,885
	(85,403)	—	(98,390)	228,299	93,392	1,337,704	(58,928)	(192,214)	(1,194,800)	29,660
Net Income (Loss)	$(3,597)	$38,739	$63,614	$196,407	132,472	$1,255,616	$27,215	$(2,270)	$510,320	$2,218,516
Net Income (Loss)—NERA 50%	$(1,799)	$19,370	$31,806	$98,204	66,236	$627,807	$13,608	$(1,135)		854,096
Net Income (Loss)—NERA 40%									$204,129	204,129
										$1,058,225

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

NOTE 16. SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events through the date that the financial statements were issued.

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

The Partnership’s 2017 year ended with strong revenue gains and continued high occupancy. The core portfolio continued this experience during the first and second quarters of 2018. As the majority of the Partnership’s assets are in the category of Rent by Necessity (RBN) or student related housing, the properties continue to enjoy in place revenue gains established in the third and fourth quarters of last year. The Partnership’s revenue increases continue to exceed national levels and Management expects rent will continue to increase through the balance of 2018.

Residential rents continue to increase with new lease and renewal increases of approximately 4.0%. Year to date revenue gains, including the new acquisitions, were 12.4%.  Excluding the new acquisitions, revenue increased by 5.0%, expenses increased by 2.9%, and Income before other income (expense) increased by 9.9% as compared to the same six month period in 2017.  Excluding the new acquisitions, Net Operating income (income before other income excluding depreciation and amortization expense) was approximately $14,185,000 during the six months ended June 30, 2018, compared to approximately $13,695,000 for the six months ended June 30, 2017, an increase of approximately $490,000 (3.6%).

For the balance of 2018, Management expects rental income to increase, and operating expenses to increase with inflation.

On March 29, 2018, the Partnership purchased Hamilton Highlands, formally known as Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts. Since acquiring the property, the Partnership has renovated the common areas, added energy efficient lighting to the hallways and parking areas and renovated two apartments.  As part of the purchase contract, the seller was required to complete the construction of three new apartments and resurface the parking lot. These projects will be completed during the third quarter. These projects will enhance the curb appeal of the property and lead to additional revenue growth.

On May 31, 2018, the Investment Property, Hamilton Park Towers (Hamilton Park) was refinanced for $125,000,000 with a 10 year term, interest only at a 3.99% fixed interest rate.  Hamilton Park used the proceeds from the refinancing to pay off the existing mortgage of approximately $82,000,000 and distributed approximately $41,200,000 to its member owners.  The Partnership’s share of the distribution was approximately $16,500,000.

The proceeds from the refinancing of Hamilton Park were used to pay down the Partnership’s existing Line of Credit from $25,000,000 to $9,000,000.  In July, the Partnership used excess cash reserves to pay down the balance by and additional $4,000,000.  As of August 1, 2018, the balance on the line of credit was $5,000,000.

In association with this refinancing, there was a defeasance cost of approximately $3,830,000.  Based on its 40% ownership in the property, the Partnership incurred an expense of approximately $1,532,000, which is accounted for in income from investments in unconsolidated joint ventures. The cash flow of the new loan is approximately the same as that of the prior loan.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,365,306 Depositary Receipts through June 30, 2018, or approximately 32% of the outstanding Class A Depositary Receipts.  The Partnership has not purchased any Depositary Receipts in 2018.

At August 1, 2018, Harold Brown, his brother Ronald Brown and the former President of Hamilton, Carl Valeri, collectively own approximately 33% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc.(“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2018, tenant renewals were approximately 66% with an average rental increase of approximately 3.8%, new leases accounted for approximately 34% with rental rate increases of approximately 4.3%.  During the six months ended June 30, 2018, leasing commissions were approximately $135,000 compared to approximately $53,000 for the six months ended June 30, 2017, an increase of approximately $82,000 (154.7%) from 2017. Tenant concessions were approximately $27,000 for the six months ended June 30, 2018, compared to approximately $18,000 for the six months ended June 30, 2017, an increase of approximately $9,000 (50.0%). Tenant improvements were approximately $1,259,000 for the six months ended June 30, 2018, compared to approximately $870,000 for the six months ended June 30, 2017, an increase of approximately $389,000 (44.7%).

Hamilton accounted for approximately 4.6% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2018 and 2.7 % during the six months ended June 30, 2017. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $100,000 (80.5%) and approximately $122,000 (82.2%) of the legal services paid for by the Partnership during the six months ended June 30, 2018 and 2017 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2018, Hamilton provided the Partnership approximately $282,000 in construction and architectural services, compared to approximately $83,000 for the six months ended June 30, 2017.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2018 and 2017, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first six months of 2018.

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

RESULTS OF OPERATIONS

Three Months Ended June 30,  2018 and June 30, 2017

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $3,871,000 during the three months ended June 30, 2018,  compared to approximately $3,970,000 for the three months ended June 30, 2017,  a decrease of approximately $99,000 (2.5%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2018	August 1, 2017
Residential
Units	2,711	2,525
Vacancies	98	101
Vacancy rate	3.6%	4.0%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2018		2017
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$14,504	$14,504	$12,684	$12,684
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$226	$226	$166	$166

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017:

	Three Months Ended June 30,		Dollar	Percent
	2018	2017	Change	Change
Revenues
Rental income	$14,504,117	$12,683,517	$1,820,600	14.4%
Laundry and sundry income	126,140	104,274	21,866	21.0%
	14,630,257	12,787,791	1,842,466	14.4%
Expenses
Administrative	548,645	463,008	85,637	18.5%
Depreciation and amortization	4,061,940	3,009,698	1,052,242	35.0%
Management fee	590,230	518,533	71,697	13.8%
Operating	1,184,073	1,032,064	152,009	14.7%
Renting	165,541	94,532	71,009	75.1%
Repairs and maintenance	2,315,040	2,053,272	261,768	12.7%
Taxes and insurance	1,893,555	1,646,053	247,502	15.0%
	10,759,024	8,817,160	1,941,864	22.0%
Income Before Other Income (Expense)	3,871,233	3,970,631	(99,398)	(2.5)%
Other Income (Expense)
Interest income	73	404	(331)	(81.9)%
Interest expense	(3,256,341)	(2,545,553)	(710,788)	27.9%
(Loss) Income from investments in unconsolidated joint ventures	(561,639)	1,058,225	(1,619,864)	(153.1)%
	(3,817,907)	(1,486,924)	(2,330,983)	156.8%
Net Income	$53,326	$2,483,707	$(2,430,381)	(97.9)%

Rental income for the three months ended June 30, 2018 was approximately $14,504,000, compared to approximately $12,683,000 for the three months ended June 30, 2017,  an  increase of approximately $1,821,000 (14.4%). The factors that can be attributed to this increase are as follows: the acquisitions of Woodland Park and Hamilton Highland resulted in an increase in rental income of approximately $1,178,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 62 Boylston, Hamilton Oaks, 1144 Commonwealth Avenue, Captain Parker, Westgate Apartments, and Redwood Hills with increases of approximately $137,000, $74,000, $44,000, $37,000, $32,000, and $30,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June  30, 2018 were approximately $10,759,000 compared to approximately $8,817,000 for the three months ended June 30, 2017,  an increase of approximately $1,942,000 (22.0%). Excluding the increase in operating expenses attributable to the acquisitions of Woodland Park and Hamilton Highland of approximately $1,697,000, operating expenses increased approximately $245,000 (2.8%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $ 139,000 (6.7%), an increase in taxes and insurance of approximately $74,000 (4.5%), and an increase in operating costs of approximately $72,000 (6.9%), partially offset by a decrease in depreciation and amortization of approximately $141,000 (4.7%).

Interest expense for the three months ended June 30, 2018 was approximately $3,256,000 compared to approximately $2,546,000 for the three months ended June 30, 2017,  an increase of approximately $710,000 (27.9%). Excluding the increase in interest expense attributable to Woodland Park and Hamilton Highland of approximately $418,000, there was an increase in interest expense of approximately $292,000 (11.7%), primarily due to an increase in interest expense on the line of credit of approximately $281,000,

At June 30, 2018, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $562,000 for  the three months ended June 30, 2018, compared to net income of approximately $1,058,000 for the three months ended June 30, 2017,  a decrease in income of approximately $1,620,000 (153.1%). This decrease is primarily due to a defeasance charge of approximately $3,830,000, with the Partnership’s share of this charge amounting to 40%, incurred in connection with the refinancing of the property known as Dexter Park,  partially offset by a gain on the sale of real estate of approximately $1,412,000, with the Partnership’s share amounting to 50%, on the sale of 6 units at Hamilton Bay Apartments LLC, and 4 units at Hamilton 1025 LLC, compared to a gain of approximately $1,660,000 on the sale of 13 units at Hamilton Bay, LLC, Hamilton 1025, and Hamilton Bay Sales for the three months ended June 30, 2017. Included in the income for the three months ended June 30, 2018 is depreciation and amortization expense of approximately $640,000. The proportional loss for the three months ended June 30, 2018 from the investment in Dexter Park is approximately $1,377,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2018 was approximately $53,000 compared to income of approximately $2,483,000 for the three months ended June 30, 2017, a decrease in income of approximately $2,430,000 (97.9%).

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $7,633,000 during the six months ended June 30, 2018, compared to approximately $7,713,000 for the six months ended June 30, 2017, a decrease of approximately $80,000 (1.0%).

	Six Months Ended June 30,		Dollar	Percent
	2018	2017	Change	Change
Revenues
Rental income	$28,446,762	$25,314,962	$3,131,800	12.4%
Laundry and sundry income	242,495	216,436	26,059	12.0%
	28,689,257	25,531,398	3,157,859	12.4%
Expenses
Administrative	1,087,790	988,744	99,046	10.0%
Depreciation and amortization	7,569,031	5,982,753	1,586,278	26.5%
Management fee	1,149,858	1,055,248	94,610	9.0%
Operating	3,084,839	2,746,025	338,814	12.3%
Renting	273,441	180,735	92,706	51.3%
Repairs and maintenance	4,129,323	3,508,894	620,429	17.7%
Taxes and insurance	3,762,038	3,356,457	405,581	12.1%
	21,056,320	17,818,856	3,237,464	18.2%
Income Before Other Income ( Expense)	7,632,937	7,712,542	(79,605)	(1.0)%
Other Income (Expense)
Interest income	237	716	(479)	(66.9)%
Interest (expense)	(6,240,552)	(5,066,379)	(1,174,173)	23.2%
Income from investments in unconsolidated joint ventures	539,261	1,731,062	(1,191,801)	(68.8)%
	(5,701,054)	(3,334,601)	(2,366,453)	71.0%
Net Income	$1,931,883	$4,377,941	$(2,446,058)	(55.9)%

Rental income for the six months ended June 30, 2018 was approximately $28,447,000, compared to approximately $25,315,000 for the six months ended June 30, 2017, an increase of approximately $3,132,000 (12.4%). The factors that can be attributed to this increase are as follows: the acquisitions of Woodland Park and Hamilton Highland resulted in an increase in rental income of approximately $1,867,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 62 Boylston, Hamilton Oaks, 1144 Commonwealth Avenue, Hamilton Cypress, Westside Colonial, and Westgate Apartments, with increases of approximately $204,000, $121,000, $112,000, $87,000, $81,000, and $68,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2018 were approximately $21,056,000 compared to approximately $17,819,000 for the six months ended June 30, 2017, an increase of approximately $3,237,000 (18.2%). Excluding the increase in operating expenses attributable to the acquisitions of Woodland Park and Hamilton Highland of approximately $2,717,000, operating expenses increased approximately $520,000 (2.9%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $ 441,000 (12.6%), an increase in operating expenses of approximately $130,000 (4.7%), which include an increase in snow removal costs of approximately $103,000, and an increase in taxes and insurance of approximately $114,000 (3.4%), partially offset by a decrease in depreciation and amortization of approximately $272,000 (4.6%).

Interest expense for the six months ended June 30, 2018 was approximately $6,240,000 compared to approximately $5,066,000 for the six months ended June 30, 2017, an increase of approximately $1,174,000 (23.2%). Excluding the increase in interest expense attributable to Woodland Park and Hamilton Highland of approximately $639,000, there was an increase in interest expense of approximately $535,000, primarily due to an increase in interest expense on the line of credit of approximately $504,000, and an increase in interest expense at Captain Parker of approximately $88,000.

At June 30, 2018, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $539,000 for the six months ended June 30, 2018, compared to net income of approximately $1,731,000 for the six months ended June 30, 2017, a decrease in income of approximately $1,192,000 (68.8%). This decrease is primarily due  to a defeasance charge of approximately $3,830,000 incurred in connection with the refinancing of the property known as Dexter Park, partially offset by a gain on the sale of real a gain on the sale of real estate of approximately $3,057,000 on the sale of 12 units at Hamilton Bay Apartments LLC, and 12 units at Hamilton 1025 LLC, compared to a gain of approximately $2,371,000 on the sale of 17 units at Hamilton Bay Apartments, Hamilton 1025, and Hamilton Bay LLC  for the six months ended June 30, 2017. Included in the income for the six months ended June 30, 2018 is depreciation and amortization expense of approximately $1,266,000. The proportional loss for the six months ended June 30, 2018 from the investment in Dexter Park is approximately $1,144,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2018 was approximately $1,932,000 compared to income of approximately $4,378,000 for the six months ended June 30, 2017, a decrease in income of approximately $2,446,000 (55.9%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2018 was the collection of rents, the proceeds from the line of credit, and the refinancing proceeds from Hamilton Park Towers, LLC. The Partnership’s principal source of cash in 2017 was the collection of rents and the proceeds from the mortgage for Woodland Partners. The majority of cash and cash equivalents of $9,890,127 at June 30, 2018 and $7,238,905 at December 31, 2017 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $2,651,222 for the six months ended June 30, 2018 is summarized as follows:

	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities *	$12,406,118	$11,581,213
Cash provided by (used in) investing activities *	1,455,651	(4,940,899)
Cash (used in) financing activities	(8,971,585)	(869,228)
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(42,548)
Distributions paid	(2,238,962)	(2,239,168)
Net increase in cash and cash equivalents	$2,651,222	$3,489,370

            *Reclassed to comply with new FASB standard

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures due to the defeasance charge for the refinancing at Dexter Park, and the sale of units, as well as other factors. The increase in cash used in investing activities is primarily due to the distribution from Dexter Park, partially offset by the acquisition of Hamilton Highlands, and a contribution to a joint venture. The change in cash provided by financing activities is primarily due to the pay down of the line of credit originally used for the purchase of Hamilton Highlands.

During 2018, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,958,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, Hamilton Oaks, 1144 Commonwealth, Captain Parker, Hamilton Highland and Woodland Park,  at a cost of approximately $332,000, $250,000, $209,000, $203,000, $158,000 and $146,000 respectively. The Partnership plans to invest approximately $1,294,000 in additional capital improvements in 2018.

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

During the six months ended June 30, 2018 the Partnership received distributions of approximately $21,174,000 from the investment properties. For the six months ended June 30, 2017, the Partnership received distributions of approximately $3,657,000 from the investment properties. Included in these net distributions is the amount from  Dexter Park of approximately $16,292,000 and $1,160,000 for the six months ended June 30, 2018 and 2017 respectively.

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

The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership borrowed $25,000,000 to partially fund the purchase of Woodland Park. It paid down $8,000,000 through the financing of the property and its’ cash reserve. As of December 31, 2017, the credit line had an outstanding balance of $17,000,000. An additional $8,000,000 was drawn for the purchase of Hamilton Highlands on March 29, 2018, resulting in a balance of $25,000,000 at March 31, 2018. With the proceeds of the distribution from Dexter Park, the Partnership paid down the Line of Credit by $16,000,000.

As of June 30,  2018, the credit line had an outstanding balance of $9,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2018, the Partnership had a 40%-50% ownership interest in eight Joint Ventures, all of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2018, our proportionate share of the non-recourse debt related to these investments was approximately $71,274,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2018, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2019	2020	2021	2022	2023	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$1,882,668	$4,321,291	$2,207,234	$2,632,376	$79,997,199	$163,594,641	$254,635,409

Other obligations	—	9,000,000	—	—	—	—	9,000,000
Total Contractual Obligations	$1,882,668	$13,321,291	$2,207,234	$2,632,376	$79,997,199	$163,594,641	$263,635,409

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

As of June 30, 2018, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $431,184,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $57,900,000 (without taking out unamortized deferred financing costs) as of June 30, 2018. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $579,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2018 would be approximately $12 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

Jameson Brown, the son of Harold Brown, has been appointed to the Board of Directors of New Real, Inc. the General Partner of the Partnership. Jameson joined The Hamilton Company in 2009 after graduating from Tulane University with a Bachelor of Science in Management. Since joining the company, Jameson has worked in various departments, including Leasing, Maintenance, and Property Management, Development and Acquisitions.  He is currently the Co-Chief Executive Officer and the Chief Operating Officer of Hamilton. Prior to joining the company, Jameson worked as a third party real estate agent in Boston.

In addition to his current role of Co-Chief Executive Officer and Chief Operating Officer of Hamilton, Jameson’s responsibilities include the analysis of investment and development opportunities, negotiating acquisitions, handling due diligence, and representing the owner through the construction and development process. He also continues to hold direct property management responsibilities over several properties in the portfolio, while staying involved in company wide management and leasing decisions.

Item 6.  Exhibits

See the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)	Mortgage Note dated as of May 31,2018 in the principal amount of $125,000,000 payable to John Hancock Life Insurance Company (U.S.A.), made by Hamilton Park Towers, LLC (1)
(10.2)	Mortgage, assignment of Leases and Rents and Security Agreement dated May 31, 2018 by and between Hamilton Park Towers, LLC and John Hancock Life Insurance Company (U.S.A.).(2)
(10.3)	Guaranty Agreement dated as of May31,2018 made by New England Realty associates Limited Partnership and HBC Holdings, LLC in favor of John Hancock Life Insurance Company (U.S.A.) (3)
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

(1)	Incorporated herein by reference to Exhibit 10.1 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(2)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(3)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: August 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 8, 2018
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	August 8, 2018
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 8, 2018
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 8, 2018
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	August 8, 2018
Eunice Harps

1