Form 10-Q
period 2018-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2018-11-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, there were 99,509 of the registrant’s Class A units (2,985,282 Depositary Receipts) of limited partnership issued and outstanding and 23,633 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Rental Properties	$233,317,528	$207,153,794
Cash and Cash Equivalents	9,234,900	7,238,905
Rents Receivable	666,603	592,045
Real Estate Tax Escrows	495,615	488,396
Prepaid Expenses and Other Assets	4,461,642	4,122,052
Investments in Unconsolidated Joint Ventures	1,804,747	7,212,044
Total Assets	$249,981,035	$226,807,236
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	252,781,336	233,221,258
Line of Credit	5,000,000	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	18,001,998	2,806,319
Accounts Payable and Accrued Expenses	4,520,149	3,340,509
Advance Rental Payments and Security Deposits	5,758,960	5,754,327
Total Liabilities	286,062,443	262,122,413
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,386 and 124,386 units outstanding in 2018 and 2017 respectively	(36,081,408)	(35,315,177)
Total Liabilities and Partners’ Capital	$249,981,035	$226,807,236

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Rental income	$14,425,908	$13,321,770	$42,872,671	$38,636,732
Laundry and sundry income	119,625	100,035	362,120	316,471
	14,545,533	13,421,805	43,234,791	38,953,203
Expenses
Administrative	526,100	525,125	1,613,891	1,513,869
Depreciation and amortization	3,980,177	3,664,997	11,549,208	9,647,751
Management fee	590,908	544,399	1,740,766	1,599,647
Operating	1,101,251	1,051,910	4,186,091	3,797,935
Renting	312,579	301,423	586,019	482,157
Repairs and maintenance	2,951,750	2,678,780	7,081,073	6,187,673
Taxes and insurance	1,866,463	1,727,218	5,628,501	5,083,674
	11,329,228	10,493,852	32,385,549	28,312,706
Income Before Other Income (Expense)	3,216,305	2,927,953	10,849,242	10,640,497
Other Income (Expense)
Interest income	64	416	301	1,132
Interest expense	(3,090,471)	(3,046,818)	(9,331,023)	(8,113,197)
Income from investments in unconsolidated joint ventures	534,431	990,169	1,073,692	2,721,231
	(2,555,976)	(2,056,233)	(8,257,030)	(5,390,834)
Net Income	$660,329	$871,720	$2,592,212	$5,249,663

Net Income per Unit	$5.31	$7.01	$20.84	$42.20

Weighted Average Number of Units Outstanding	124,386	124,387	124,386	124,394

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2017	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,725)
Distribution to Partners	—	—	—	—	—	—	(2,686,919)	(638,143)	(33,586)	(3,358,648)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—	—	—	4,199,730	997,436	52,497	5,249,663
Balance September 30, 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(25,929,151)	(6,124,752)	(322,355)	(32,376,258)

Balance January 1 , 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(2,686,755)	(638,104)	(33,584)	(3,358,443)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	2,073,770	492,520	25,922	2,592,212
Balance September 30, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,893,270)	$(6,828,731)	$(359,407)	$(36,081,408)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$2,592,212	$5,249,663
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,549,208	9,647,751
Amortization of deferred financing costs	161,226	141,404
(Income) from investments in joint ventures	(1,073,692)	(2,721,231)
Change in operating assets and liabilities
Distribution from unconsolidated joint ventures	7,436,515	4,901,250
(Increase) Decrease in rents receivable	(74,558)	8,579
Increase (Decrease) in accounts payable and accrued expense	1,179,640	(552,022)
Decrease in insurance recovery receivable	—	311,218
(Increase) in real estate tax escrow	(7,219)	(37,357)
(Increase) in prepaid expenses and other assets	(951,272)	(221,852)
Increase in advance rental payments and security deposits	4,633	201,385
Total Adjustments	18,224,481	11,679,125
Net cash provided by operating activities	20,816,693	16,928,788
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	15,347,796	468,420
(Investment) in unconsolidated joint ventures	(1,107,646)	(2,604,170)
Improvement of rental properties	(3,058,648)	(4,135,472)
Purchase of rental property	(13,213,294)	(45,571,670)
Net cash (used in) investing activities	(2,031,792)	(51,842,892)
Cash Flows from Financing Activities
Payment of financing costs	(148,004)	(176,250)
Proceeds of mortgage notes payable	83,684	22,250,000
Proceeds of note payable	—	41,000,000
Payment of line of credit	(12,000,000)	(16,000,000)
Principal payments of mortgage notes payable	(1,366,143)	(1,308,735)
Stock buyback	—	(42,548)
Distributions to partners	(3,358,443)	(3,358,648)
Net cash (used in) provided by financing activities	(16,788,906)	42,363,819
Net Increase in Cash and Cash Equivalents	1,995,995	7,449,715
Cash and Cash Equivalents, at beginning of period	7,238,905	7,463,697
Cash and Cash Equivalents, at end of period	$9,234,900	$14,913,412

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

  NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 27 properties which include 19 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,711 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50%  interest in 8 residential and mixed use properties consisting of 695 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $161,000 and $141,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2018 or 2017. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2018, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.20%. At September 30, 2018 and December 31, 2017, respectively approximately $10,658,000, and $8,898,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense:  Advertising is expensed as incurred. Advertising expense was $164,066 and $153,287 for the nine months ended September 30, 2018 and 2017, respectively.

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2018 and 2017 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2018, the Partnership and its Subsidiary Partnerships owned 2,711 residential apartment units in 23 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2018, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at September 30, 2018 with a total of 695 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2018	December 31, 2017	Useful Life
Land, improvements and parking lots	$73,067,362	$65,087,214	15	-	40	years
Buildings and improvements	222,320,052	201,844,565	15	-	40	years
Kitchen cabinets	14,411,246	12,338,627	5	-	10	years
Carpets	10,500,091	8,802,831	5	-	10	years
Air conditioning	641,079	641,079	5	-	10	years
Laundry equipment	403,211	263,275	5	-	7	years
Elevators	1,839,590	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	12,964,426	11,163,864	5	-	30	years
Motor vehicles	216,260	216,260			5	years
Fences	48,463	37,465	5	-	15	years
Furniture and fixtures	11,610,844	9,390,021	5	-	7	years
Smoke alarms	582,471	582,471	5	-	7	years
Total fixed assets	349,049,724	311,951,597
Less: Accumulated depreciation	(115,732,196)	(104,797,803)
	$233,317,528	$207,153,794

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,741,000 and $1,600,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2018 and 2017, approximately $1,016,000 and $609,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2018 expenses referred to above, approximately $296,000 consisted of repairs and maintenance, $260,000 of administrative expense and $34,000 for brokerage fees. Approximately $427,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2018, the Hamilton Company received approximately $967,000 from the Investment Properties of which approximately $493,000 was the management fee, approximately $178,000 for brokerage fees, approximately $42,000 was for maintenance services, approximately $50,000 was for administrative services and approximately $204,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,480,000 and $2,508,000 for the nine months ended September 30, 2018 and 2017, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2018 and 2017.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2018 and 2017, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. During the nine months ended September 30, 2018 and 2017 this individual received fees of $37,500. At June 29, 2018, the individual resigned his position.

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

NOTE 4. OTHER ASSETS

Approximately $2,524,000, and $2,420,000 of security deposits are included in prepaid expenses and other assets at September 30, 2018 and December 31, 2017, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at September 30, 2018 and December 31, 2017 is approximately $445,000 and $357,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Webster Green Apartments and Woodland Park Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $286,000 net of accumulated amortization of approximately $824,000 and approximately $302,000 net of accumulated amortization of approximately $280,000 at September 30, 2018 and December 31, 2017, respectively.

Financing fees in association with the line of credit of approximately $90,000 and $121,000 are net of accumulated amortization of approximately $39,000 and $7,000 at September 30, 2018 and December 31, 2017 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2018 and December 31, 2017, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2018, the interest rates on these loans ranged from 3.76% to 5.81%, payable in monthly installments aggregating approximately $1,139,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At September 30, 2018, the weighted average interest rate on the above mortgages was 4.59%. The effective rate of 4.67% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,485,000 and $1,531,000 are net of accumulated amortization of approximately $1,232,000 and $1,149,000 at September 30, 2018 and December 31, 2017, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2018 are as follows:

2019—current maturities	$1,903,000
2020	4,328,000
2021	2,343,000
2022	2,657,000
2023	80,041,000
Thereafter	162,904,000
254,176,000
Less: unamortized deferred financing costs	(1,395,000)
$252,781,000

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

On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,683. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing in April, 2021, monthly payments of principal and interest in the amount of $32,427 are being made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%.  The proceeds of the new loan were used to pay off the existing loan. The closing costs were approximately $69,000

On September 29, 2017, Woodland Park Partners LLC, (“Woodland Park”), entered into a Multifamily Loan and Security Agreement with KeyBank National Association . The Loan Agreement provides for a term loan in the principal amount of $22,250,000.  The Loan is due on October 1, 2027, unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%. The proceeds of the loan were used to pay off the loan from HBC Holdings, LLC and pay down the line of credit.

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

 On March 29, 2018, the Partnership drew down $8,000,000 in conjunction with the purchase of Webster Green Apartments. On June 4, 2018, the Partnership paid down the credit line by $16,000,000 as a result of the proceeds from the refinancing of Hamilton Park Towers, LLC, also known as Dexter Park. In July, 2018, the Partnership paid down the line of credit by $4,000,000. As of September 30, 2018, the credit line had an outstanding balance of $5,000,000. Subsequent to the end of the quarter, the line was paid down to $2,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $15,000 in fees for the nine months ended September 30, 2018.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of September 30, 2018.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2018, amounts received for prepaid rents of approximately $2,219,000 are included in cash and cash equivalents, and security deposits of approximately $2,524,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2018, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2018, June 15, 2018, and September 15, 2018,  and payable on March 31, 2018, June 28, 2018, and September 28, 2018 of $9.00 per unit ($0.30 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2018	2017
Net Income per Depositary Receipt	$0.69	$1.41
Distributions per Depositary Receipt	$0.90	$0.90

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2018 are as follows:

Class A	44,671
Class B	10,609
General Partnership	559
55,839

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary

Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2018, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2018, the Partnership did not purchase  any Depositary Receipts.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2018, approximately 93% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 7% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2018 as follows:

Commercial
Property Leases
2019	$2,613,000
2020	2,185,000
2021	1,879,000
2022	1,040,000
2023	622,000
Thereafter	872,000
$9,211,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $632,000 and $495,000  for the nine months ended September 30, 2018 and 2017 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 32% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2019	$564,242	27,747	17	19%
2020	165,607	4,033	5	6%
2021	856,606	36,895	9	29%
2022	519,523	16,343	6	18%
2023	405,072	12,546	6	14%
2024	251,627	6,629	2	9%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
Totals	$2,905,127	108,043	46	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $478,000 and $644,000 at September 30, 2018 and December 31, 2017. Included in rents receivable at September 30, 2018 is approximately $117,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street and Staples Plaza in Massachusetts.

Rents receivable at September 30, 2018 also includes approximately $128,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2018 and 2017, cash paid for interest was approximately $9,240,000, and $7,802,000 respectively.  Cash paid for state income taxes was approximately $52,000 and $61,000 during the nine months ended September 30, 2018 and 2017 respectively. Additionally, the Partnership was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2018 and December 31, 2017, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2018 and December 31, 2017 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2018 and December 31, 2017, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2018 and December 31, 2017, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2018	*	$252,781,336	$229,410,544
At December 31, 2017	*	$233,221,258	$237,895,708
Investment Properties
At September 30, 2018	*	$166,513,618	$147,722,584
At December 31, 2017	*	$124,145,012	$125,519,974

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2018, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are from the year 2014 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Since November 2001,the Partnership has invested in nine limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40%-50% ownership interest in each investment. The other investors are Harold Brown, the former President of the Management Company and five other employees of the Management Company. Harold Brown’s ownership interest is between 43.2% and 56%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, or Hamilton Park is a 409 unit residential complex. The purchase price was $129,500,000. The total mortgage was $89,914,000 with an interest rate of 5.57% and it matured in 2019. The mortgage called for interest only payments for the first two years of the loan and amortized over 30 years thereafter.

On May 31, 2018, Hamilton Park Towers, LLC (“Hamilton Park”), entered into a Mortgage Note with John Hancock Life Insurance Company (U.S.A.) in the principal amount of $125,000,000. Interest only payments on the Note is payable on a monthly basis at a fixed interest rate of 3.99% per annum, and the principal amount of the Note is due and payable on June 1, 2028. The Note is secured by a mortgage on the Dexter Park apartment complex located at 175 Freeman Street, Brookline, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2018. The Note is guaranteed by the Partnership and HBC Holdings, LLC pursuant to a Guaranty Agreement dated May 31, 2018.

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. In connection with this refinancing, the property incurred a defeasance charge of approximately $3,830,000.   Based on its’ ownership in the property, the Partnership incurred 40% of this charge, an expense of approximately $1,532,000. This charge had a material effect on the 2018 net income.

At September 30, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000.This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. As of December 31, 2017, 29 units had been sold with a gain on the sales of approximately $3,628,000. As of September 30, 2018, 3 additional units were under purchase and sale agreement, and the Partnership owned 4 units. 15 units were sold in the first nine months of 2018, resulting in a gain of approximately $2,198,000. This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At September 30, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. 20 units were sold in the year ended December 31, 2017 with a gain on the sales of approximately $2,380,000. As of September 30, 2018, 1 unit was under purchase and sales agreement and the Partnership owned 3 units. 15 units were sold in the first nine months of 2018, resulting in a gain of approximately $1,715,000. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At September 30, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000.This investment is referred to as Hamilton Minuteman, LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At September 30, 2018, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.The investment is referred to as Hamilton on Main LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2018, the balance of this mortgage before unamortized deferred financing costs is approximately $9,601,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of September 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,333,163	$2,596,303	$6,092,507	$231,176	$459,036	$5,718,041	$16,896,745	$87,878,971	$127,205,942
Cash & Cash Equivalents	116,301	101,948	56,599	57,985	52,371	89,079	275,344	1,391,714	2,141,341
Rent Receivable	129,551	6,800	13,680	6,105	3,295	6,254	28,594	243,078	437,357
Real Estate Tax Escrow	69,794	—	50,280	—	0	33,038	104,618	0	257,730
Prepaid Expenses & Other Assets	268,973	118872	73,892	38,080	42,375	23,617	77,662	1,075,075	1,718,546
Total Assets	$7,917,782	$2,823,923	$6,286,958	$333,346	$557,077	$5,870,029	$17,382,963	$90,588,838	$131,760,916
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,903,476	$—	$9,535,846	$—	$—	$5,893,955	$16,805,030	$124,375,311	$166,513,618
Accounts Payable & Accrued Expense	219,371	1,316	100,067	54,270	38,861	74,553	202,350	964,087	1,654,875
Advance Rental Pmts & Security Deposits	289,586	—	239,839	8,440	1,965	118,562	402,612	2,345,031	3,406,035
Total Liabilities	10,412,433	1,316	9,875,752	62,710	40,826	6,087,070	17,409,992	127,684,429	171,574,528
Partners’ Capital	(2,494,651)	2,822,607	(3,588,794)	270,636	516,251	(217,041)	(27,029)	(37,095,591)	(39,813,612)
Total Liabilities and Capital	$7,917,782	$2,823,923	$6,286,958	$333,346	$557,077	$5,870,029	$17,382,963	$90,588,838	$131,760,916
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,411,304	$—	$135,318	$258,126	$—	$—	$—	1,804,747
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,247,327)	$—	$(1,794,398)	$—	$—	$(108,522)	$(13,515)	$(14,838,237)	(18,001,998)
Total Investment in Unconsolidated Joint Ventures (Net)									$(16,197,251)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through November 1, 2018	—	—	—	173	44	—	—	—	217
Unsold units	—	—	—	2	4	—	—	—	6
Unsold units with deposits for future sale as of November 1, 2018	—	—	—	—	3	—	—	—	3

Financial information for the nine months ended September 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,221,779	$168,608	$1,171,913	$91,719	$63,968	$804,611	$2,589,262	11,694,039	$17,805,899
Laundry and Sundry Income	10,570	—	3,547	—	—	(364)	28,614	76,562	118,929
	1,232,349	168,608	1,175,460	91,719	63,968	804,247	2,617,876	11,770,601	17,924,828
Expenses
Administrative	17,850	6,452	22,582	4,606	10,553	5,505	37,978	189,513	295,039
Depreciation and Amortization	354,218	5,018	259,925	—	28,000	265,272	771,230	2,672,490	4,356,153
Management Fees	45,452	6,472	48,417	3,562	2,443	31,914	99,274	255,285	492,819
Operating	57,734	—	54,623	584	1,377	79,375	262,071	969,588	1,425,352
Renting	25,613	—	41,335	108	—	5,481	20,563	333,992	427,092
Repairs and Maintenance	121,920	7,928	107,766	91,461	74,821	83,902	490,189	1,195,282	2,173,269
Taxes and Insurance	187,018	48,614	107,916	39,169	31,275	94,751	317,227	1,284,804	2,110,774
	809,805	74,484	642,564	139,490	148,469	566,200	1,998,532	6,900,954	11,280,498
Income Before Other Income	422,544	94,124	532,896	(47,771)	(84,501)	238,047	619,344	4,869,647	6,644,330
Other Income (Loss)
Interest Expense	(321,785)	—	(289,348)	(49)	(95)	(176,916)	(573,278)	(3,763,772)	(5,125,243)
Interest Income									—

Gain on Sale of Real Estate	—	—	—	1,714,935	2,198,492	—	—	—	3,913,427
Other income (Expense)	—	—	—	—	—	—	—	(3,829,950)	(3,829,950)
	(321,785)	—	(289,348)	1,714,886	2,198,397	(176,916)	(573,278)	(7,593,722)	(5,041,766)
Net Income (Loss)	$100,759	$94,124	$243,548	$1,667,115	$2,113,896	$61,131	$46,066	$(2,724,075)	$1,602,564
Net Income —NERA 50%	$50,380	$47,062	$121,775	$833,558	$1,056,949	$30,566	$23,033		2,163,322
Net (Loss) —NERA 40%								$(1,089,630)	(1,089,630)
									$1,073,692

Financial information for the three months ended September 30, 2018

						Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$403,744	$60,752	$379,821	$21,357	$18,525	$275,672	$847,723	$3,933,247	$5,940,841
Laundry and Sundry Income	3,186	—	786	—	—	39	9,583	23,477	37,071
	406,930	60,752	380,607	21,357	18,525	275,711	857,306	3,956,724	5,977,912
Expenses
Administrative	4,541	437	9,388	2,036	2,128	1,125	10,789	55,275	85,719
Depreciation and Amortization	120,236	3,689	87,166	—	6,000	89,430	258,280	906,870	1,471,671
Management Fees	16,743	2,158	15,618	948	522	11,052	33,222	82,944	163,207
Operating	17,701	—	17,704	397	187	19,000	58,789	276,238	390,016
Renting	14,563	—	36,118	—	—	1,173	6,054	224,050	281,958
Repairs and Maintenance	35,741	586	60,855	22,888	16,987	38,478	164,150	548,996	888,681
Taxes and Insurance	61,829	15,417	35,747	8,301	5,703	32,100	109,202	450,311	718,610
	271,354	22,287	262,596	34,570	31,527	192,358	640,486	2,544,684	3,999,862
Income Before Other Income	135,576	38,465	118,011	(13,213)	(13,002)	83,353	216,820	1,412,040	1,978,050
Other Income (Loss)
Interest Expense	(113,864)	—	(95,873)	(2)	(20)	(59,507)	(193,638)	(1,275,730)	(1,738,634)
Interest Income	—	—	—	—	—	—	—	—	—
Gain on Sale of Real estate	—	—	—	409,521	447,183	—	—	—	856,704
Other Income (Expense)	—	—	—	—	—	—	—		—
	(113,864)	—	(95,873)	409,519	447,163	(59,507)	(193,638)	(1,275,730)	(881,930)

Net Income	$21,712	$38,465	$22,138	$396,306	$434,161	$23,846	$23,182	$136,309	$1,096,120
Net Income —NERA 50%	$10,856	$19,233	$11,069	$198,153	$217,080	$11,923	$11,591		479,905
Net Income —NERA 40%								$54,524	54,524
									$534,429

Future annual mortgage maturities at September 30, 2018 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2019	$—	$195,841	$—	$—	$—	$195,841
6/30/2020	—	203,556	—	—	—	203,556
6/30/2021	—	211,575	—	—	—	211,575
6/30/2022	—	219,910	—	—	—	219,910
6/30/2023	—	228,573	—	—	—	228,573
Thereafter	10,000,000	8,541,311	6,000,000	16,900,000	125,000,000	166,441,311
	10,000,000	9,600,766	6,000,000	16,900,000	125,000,000	167,500,766
Less: unamortized deferred financing costs	(96,523)	(64,921)	(106,045)	(94,970)	(624,689)	(987,148)
	$9,903,477	$9,535,845	$5,893,955	$16,805,030	$124,375,311	$166,513,618

At September 30, 2018 the weighted average interest rate on the above mortgages was 3.87%. The effective rate was 3.98% including the amortization expense of deferred financing costs.

Summary financial information as September 30, 2017

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,704,425	$2,622,401	$6,408,017	$2,155,441	$0	$3,438,875	$5,953,334	$17,776,990	$90,176,965	$136,236,448
Cash & Cash Equivalents	147,083	92,180	67,653	200,845	20,890	583,983	55,114	33,918	666,543	1,868,209
Rent Receivable	17,530	—	32,797	10,388	1,480	7,110	4,291	16,545	122,640	212,781
Real Estate Tax Escrow	103,996	—	47,566	—	—	—	22,865	220,804	297,259	692,490
Prepaid Expenses & Other Assets	120,823	1115	59,633	704,019	263	501,895	34,110	99,569	1,405,528	2,926,955
Total Assets	$8,093,857	$2,715,696	$6,615,666	$3,070,693	$22,633	$4,531,863	$6,069,714	$18,147,826	$92,668,935	$141,936,883
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,889,687	$—	$9,717,606	$—	$—	$—	$5,885,772	$16,788,979	$82,268,855	$124,550,899
Accounts Payable & Accrued Expense	90,779	1,276	78,848	35,139	1,671	28,806	68,147	159,754	784,992	1,249,412
Advance Rental Pmts& Security Deposits	179,143	—	229,169	25,656	101	25,355	96,224	365,091	2,329,431	3,250,170
Total Liabilities	10,159,609	1,276	10,025,623	60,795	1,772	54,161	6,050,143	17,313,824	85,383,278	129,050,481
Partners’ Capital	(2,065,752)	2,714,420	(3,409,957)	3,009,898	20,861	4,477,702	19,571	834,002	7,285,657	12,886,402
Total Liabilities and Capital	$8,093,857	$2,715,696	$6,615,666	$3,070,693	$22,633	$4,531,863	$6,069,714	$18,147,826	$92,668,935	$141,936,883
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,357,209	$	$1,504,948	$10,431	$2,238,850	$9,786	$417,000	$2,914,262	$8,452,484
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,032,876)	$—	$(1,704,979)	$—	$—	$—	$—	$—	$—	(2,737,854)
Total Investment in Unconsolidated Joint Ventures (Net)										$5,714,630
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	1	—	—	42	148	409	690
Units to be sold	—	—	—	176	120	48	—	—	—	343
Units sold through November 1, 2017	—	—	—	155	120	22	—	—	—	297
Unsold units	—	—	—	20	0	26	—	—	—	46
Unsold units with deposits for future sale as of November 1, 2017	—	—	—	4	—	6	—	—	—	10

Financial information for the nine months ended September 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,120,743	$173,928	$1,095,674	$308,579	6,822	$499,341	$775,327	$2,499,765	$11,187,036	$17,667,215
Laundry and Sundry Income	10,415	—	3,860	—	—	—	1,945	28,437	69,801	114,458
	1,131,158	173,928	1,099,534	308,579	6,822	499,341	777,272	2,528,202	11,256,837	17,781,673
Expenses
Administrative	20,400	1,275	21,302	3,150	3,706	7,142	3,871	25,920	141,477	228,243
Depreciation and Amortization	341,332	2,122	260,841	136,877	41,750	243,755	261,519	747,077	2,515,224	4,550,497
Management Fees	46,989	6,957	45,786	11,084	245	18,332	30,327	99,767	240,952	500,439
Operating	55,178	—	51,188	305	38	2,289	75,819	256,589	872,244	1,313,650
Renting	26,618	—	29,166	392	181	241	5,044	31,162	124,525	217,329
Repairs and Maintenance	136,821	3,180	89,973	177,987	3,326	253,489	59,922	486,489	1,108,085	2,319,272
Taxes and Insurance	180,881	44,059	97,973	80,038	1,850	117,587	95,737	327,807	1,290,936	2,236,868
	808,219	57,593	596,229	409,833	51,096	642,835	532,239	1,974,811	6,293,443	11,366,298
Income Before Other Income	322,939	116,335	503,305	(101,254)	(44,274)	(143,494)	245,033	553,391	4,963,394	6,415,375
Other Income (Loss)
Interest Expense	(256,232)	—	(295,670)	(967)	(2)	(41,876)	(177,821)	(577,041)	(3,583,723)	(4,933,332)
Gain on Sale of Real Estate	—	—	—	1,787,816	93,392	2,355,141	—	—	—	4,236,349
Interest Income from Note	—	—		—		—	—	—	—	—
Other Income ( Expense)	—	—		—		—	—	—	—	—
	(256,232)	—	(295,670)	1,786,849	93,390	2,313,265	(177,821)	(577,041)	(3,583,723)	(696,983)
Net Income (Loss)	$66,707	$116,335	$207,635	$1,685,595	49,116	$2,169,771	$67,212	$(23,650)	$1,379,671	$5,718,392
Net Income (Loss)—NERA 50%	$33,354	$58,168	$103,818	$842,798	24,558	$1,084,886	$33,606	$(11,825)		2,169,361
Net Income —NERA 40%									$551,868	551,868
										$ 2,721,229

Financial information for the three months ended September 30, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$397,458	$53,928	$368,508	$71,380	1,540	$101,378	$258,529	$844,532	$3,641,073	$5,738,326
Laundry and Sundry Income	2,825	—	1,723	—	—	—	675	10,069	20,863	36,155
	400,283	53,928	370,231	71,380	1,540	101,378	259,204	854,601	3,661,936	5,774,481
Expenses
Administrative	10,470	425	7,262	967	1,558	1,945	1,460	8,683	46,207	78,977
Depreciation and Amortization	114,334	707	87,406	45,626	80,190	41,157	87,709	256,859	846,501	1,560,489
Management Fees	15,011	2,157	16,322	2,281	37	3,463	9,858	33,685	65,484	148,298
Operating	15,471	—	14,768	205	—	915	23,816	73,397	254,581	383,153
Renting	17,102	—	16,918	60	—	60	941	9,764	73,767	118,612
Repairs and Maintenance	87,270	—	38,542	62,270	226	60,661	20,636	159,062	517,242	945,909
Taxes and Insurance	59,780	14,979	31,003	23,473	637	30,239	32,843	109,391	431,311	733,656
	319,438	18,268	212,221	134,882	82,648	138,440	177,263	650,841	2,235,093	3,969,094
Income Before Other Income	80,845	35,660	158,010	(63,502)	(81,108)	(37,062)	81,941	203,760	1,426,843	1,805,387
Other Income (Loss)
Interest Expense	(91,838)	—	(97,877)	(190)	—	(135)	(59,802)	(194,143)	(1,201,752)	(1,645,737)
Interest Income	—	—	—		—	—	—	—	—	—
Gain on sale of Real Estate	—	—	—	848,484	—	1,017,221	—	—	—	1,865,705
	(91,838)	—	(97,877)	848,294	—	1,017,086	(59,802)	(194,143)	(1,201,752)	219,968
Net Income (Loss)	$(10,993)	$35,660	$60,133	$784,792	(81,108)	$980,024	$22,139	$9,617	$225,091	$2,025,355
Net Income (Loss)—NERA 50%	$(5,497)	$17,830	$30,066	$392,396	(40,554)	$490,011	$11,070	$4,809		900,130
Net Income —NERA 40%									$90,037	90,037
										$990,167

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

 The core portfolio continued to experience strong revenue gains and continued high occupancy during the first three quarters of 2018. As the majority of the Partnership’s assets are in the category of Rent by Necessity (RBN) or student related housing, the properties continue to enjoy in place revenue gains established in the third and fourth quarters of last year. The Partnership’s revenue increases continue to exceed national levels and Management expects rent will continue to increase through the balance of 2018.

Residential rents continue to increase with new lease and renewal increases of approximately 4.1%. Year to date revenue gains, including the new acquisitions, were 11.0%.  Excluding the new acquisitions, revenue increased by 4.8%, expenses increased by 2.3%, and Income before other income (expense) increased by 11.4% as compared to the same nine month period in 2017.  Excluding the new acquisitions, net operating income (income before other income excluding depreciation and amortization expense) was approximately $20,763,000 during the nine months ended September 30, 2018, compared to approximately $19,938,000 for the nine months ended September 30, 2017, an increase of approximately $825,000 (4.1%).

For the balance of 2018, Management expects rental income to increase, and operating expenses to increase with inflation.

On March 29, 2018, the Partnership purchased Hamilton Highlands, formally known as Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts. Since acquiring the property, the Partnership has renovated the common areas, added energy efficient lighting to the hallways and parking areas and renovated two apartments.  As part of the purchase contract, the seller was required to complete the construction of three new apartments and resurface the parking lot. These projects were completed during the third quarter. These projects will enhance the curb appeal of the property and lead to additional revenue growth.

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

The proceeds from the refinancing of Hamilton Park were used to pay down the Partnership’s existing Line of Credit from $25,000,000 to $5,000,000.  In October, the Partnership used excess cash reserves to pay down the balance by and additional $3,000,000.  As of November 1, 2018, the balance on the line of credit was $2,000,000.

In association with this refinancing, there was a defeasance cost of approximately $3,830,000.  Based on its 40% ownership in the property, the Partnership incurred an expense of approximately $1,532,000, which is accounted for in income from investments in unconsolidated joint ventures. The cash flow of the new loan is approximately the same as that of the prior loan.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,365,306 Depositary Receipts through September 30, 2018, or approximately 32% of the outstanding Class A Depositary Receipts.  The Partnership has not purchased any Depositary Receipts in 2018.

At November 1, 2018, Harold Brown, his brother Ronald Brown and the former President of Hamilton collectively own approximately 33% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc.(“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Harold Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2018, tenant renewals were approximately 64% with an average rental increase of approximately 3.7%, new leases accounted for approximately 36% with rental rate increases of approximately 4.6%.  During the nine months ended September 30, 2018, leasing commissions were approximately $367,000 compared to approximately $279,000 for the nine months ended September 30, 2017, an increase of approximately $88,000 (31.5%) from 2017. Tenant concessions were approximately $44,000 for the nine months ended September 30, 2018, compared to approximately $32,000 for the nine months ended September 30, 2017, an increase of approximately $12,000 (37.5%). Tenant improvements were approximately $2,072,000 for the nine months ended September 30, 2018, compared to approximately $1,953,000 for the nine months ended September 30, 2017, an increase of approximately $119,000 (6.1%).

Hamilton accounted for approximately 4.2% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2018 and 3.2 % during the nine months ended September 30, 2017. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $166,000 (76.7%) and approximately $178,000 (81.9%) of the legal services paid for by the Partnership during the nine months ended September 30, 2018 and 2017 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2018, Hamilton provided the Partnership approximately $427,000 in construction and architectural services, compared to approximately $137,000 for the nine months ended September 30, 2017.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2018 and 2017, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment:  On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. The Partnership has not recognized an impairment loss during the first nine months of 2018.

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

RESULTS OF OPERATIONS

Three Months Ended September 30,  2018 and September 30, 2017

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $3,216,000 during the three months ended September 30, 2018,  compared to approximately $2,928,000 for the three months ended September 30, 2017,  an  increase of approximately $288,000 (9.8%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2018	November 1, 2017
Residential
Units	2,730	2,651
Vacancies	91	68
Vacancy rate	3.3%	2.6%
Commercial
Total square feet	108,043	108,043
Vacancy	1,360	—
Vacancy rate	1.3%	0.0%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2018		2017
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$14,426	$14,426	$13,322	$13,322
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$183	$183	$176	$176

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017:

	Three Months Ended September 30,		Dollar	Percent
	2018	2017	Change	Change
Revenues
Rental income	$14,425,908	$13,321,770	$1,104,138	8.3%
Laundry and sundry income	119,625	100,035	19,590	19.6%
	14,545,533	13,421,805	1,123,728	8.4%
Expenses
Administrative	526,100	525,125	975	0.2%
Depreciation and amortization	3,980,177	3,664,997	315,180	8.6%
Management fee	590,908	544,399	46,509	8.5%
Operating	1,101,251	1,051,910	49,341	4.7%
Renting	312,579	301,423	11,156	3.7%
Repairs and maintenance	2,951,750	2,678,780	272,970	10.2%
Taxes and insurance	1,866,463	1,727,218	139,245	8.1%
	11,329,228	10,493,852	835,376	8.0%
Income Before Other Income (Expense)	3,216,305	2,927,953	288,352	9.8%
Other Income (Expense)
Interest income	64	416	(352)	(84.6)%
Interest expense	(3,090,471)	(3,046,818)	(43,653)	1.4%
Income from investments in unconsolidated joint ventures	534,431	990,169	(455,738)	(46.0)%
	(2,555,976)	(2,056,233)	(499,743)	24.3%
Net Income	$660,329	$871,720	$(211,391)	(24.2)%

Rental income for the three months ended September 30, 2018 was approximately $14,426,000, compared to approximately $13,322,000 for the three months ended September 30, 2017,  an  increase of approximately $1,104,000 (8.3%). The factors that can be attributed to this increase are as follows: the acquisition of Hamilton Highland resulted in an increase in rental income of approximately $489,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include Captain Parker, 62 Boylston, Woodland Park, 1144 Commonwealth Avenue, Hamilton Oaks, and 140 North Beacon Street, with increases of approximately $66,000, $58,000, $55,000, $49,000, $43,000, and $36,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September  30, 2018 were approximately $11,329,000 compared to approximately $10,494,000 for the three months ended September 30, 2017,  an increase of approximately $835,000 (8.0%). Excluding the increase in operating expenses attributable to the acquisition of  Hamilton Highland of approximately $792,000, operating expenses increased approximately $43,000 (0.4%). The factors contributing to this net increase are an increase in repairs and maintenance costs of approximately $ 181,000 (6.7%), an increase in taxes and insurance of approximately $76,000 (4.4%), partially offset by a decrease in depreciation and amortization of approximately $230,000 (6.3%).

Interest expense for the three months ended September 30, 2018 was approximately $3,090,000 compared to approximately $3,046,000 for the three months ended September 30, 2017,  an increase of approximately $44,000 (1.4%). Excluding the increase in interest expense attributable to Hamilton Highland of approximately $218,000, there was a decrease in interest expense of approximately $174,000 (5.7%).

At September 30, 2018, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $534,000 for  the three months ended September 30, 2018, compared to net income of approximately $990,000 for the three months ended September 30, 2017,  a decrease in income of approximately$456,000 (46 .0%). This decrease is primarily due to a decrease on the gain on the sale of real estate of approximately $857,000, with the Partnership’s share amounting to 50%, on the sale of 3 units at Hamilton Bay Apartments LLC, and 3 units at Hamilton 1025 LLC, compared to a gain of approximately $1,866,000 on the sale of 8 units at Hamilton Bay Apartments LLC, 7 units at Hamilton 1025 LLC, and 1 unit at Hamilton Bay Sales LLC for the three months ended September 30, 2017. Included in the income for the three months ended September 30, 2018 is depreciation and amortization expense of approximately $645,000. The proportional income for the three months ended September 30, 2018 from the investment in Dexter Park is approximately $54,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2018 was approximately $660,000 compared to income of approximately $871,000 for the three months ended September 30, 2017, a decrease  in income of approximately $211,000 (24.2%).

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $10,849,000 during the nine months ended September 30, 2018, compared to approximately $10,640,000 for the nine months ended September 30, 2017, an increase of approximately $209,000 (2.0%).

	Nine Months Ended September 30,		Dollar	Percent
	2018	2017	Change	Change
Revenues
Rental income	$42,872,671	$38,636,732	$4,235,939	11.0%
Laundry and sundry income	362,120	316,471	45,649	14.4%
	43,234,791	38,953,203	4,281,588	11.0%
Expenses
Administrative	1,613,891	1,513,869	100,022	6.6%
Depreciation and amortization	11,549,208	9,647,751	1,901,457	19.7%
Management fee	1,740,766	1,599,647	141,119	8.8%
Operating	4,186,091	3,797,935	388,156	10.2%
Renting	586,019	482,157	103,862	21.5%
Repairs and maintenance	7,081,073	6,187,673	893,400	14.4%
Taxes and insurance	5,628,501	5,083,674	544,827	10.7%
	32,385,549	28,312,706	4,072,843	14.4%
Income Before Other Income ( Expense)	10,849,242	10,640,497	208,745	2.0%
Other Income (Expense)
Interest income	301	1,132	(831)	(73.4)%
Interest (expense)	(9,331,023)	(8,113,197)	(1,217,826)	15.0%
Income from investments in unconsolidated joint ventures	1,073,692	2,721,231	(1,647,539)	(60.5)%
	(8,257,030)	(5,390,834)	(2,866,196)	53.2%
Net Income	$2,592,212	$5,249,663	$(2,657,451)	(50.6)%

Rental income for the nine months ended September 30, 2018 was approximately $42,872,000 , compared to approximately $38,636,000 for the nine months ended September 30, 2017, an increase of approximately $4,236,000 (11.0%). The factors that can be attributed to this increase are as follows: the acquisition of Hamilton Highland in 2018 and Woodland Park in the second quarter of 2017, resulted in an increase in rental income of approximately $3,019,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 62 Boylston, Hamilton Oaks, 1144 Commonwealth Avenue,  Westside Colonial, and School Street 9 Associates, with increases of approximately $263,000, $164,000, $160,000, $110,000, and $93,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2018 were approximately $32,386,000 compared to approximately $28,313,000 for the nine months ended September 30, 2017, an increase of approximately $4,073,000 (14.4%). Excluding the operating expenses attributable to the acquisition of Hamilton Highland and Woodland Park of approximately $4,325,000, operating expenses increased approximately $623,000 (2.3%). The factors contributing to this net increase are a decrease in depreciation and amortization of approximately $423,000 (4.7%), an increase in repairs and maintenance costs of approximately $ 617,000 (10.1%), an increase in taxes and insurance of approximately $163,000 (3.2%), and an increase in operating expenses of approximately $167,000 (4.5%).

Interest expense for the nine months ended September  30, 2018 was approximately $9,331,000 compared to approximately $8,113,000 for the nine months ended September 30, 2017, an  increase of approximately $1,218,000 (15.0%). Excluding the interest expense attributable to Hamilton Highland and Woodland Park of approximately $1,077,000, there was an increase in interest expense of approximately $327,000 (4.1%).

At September 30, 2018, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $1,073,000 for the nine months ended September 30, 2018, compared to net income of approximately $2,721,000 for the nine months ended September 30, 2017, a decrease in income of approximately $1,648,000 (60.5%). This decrease is primarily due  to a defeasance charge of approximately $3,830,000 incurred in connection with the refinancing of the property known as Dexter Park, and a gain on the sale of real estate of approximately $3,913,000 on the sale of 15 units at Hamilton Bay Apartments LLC, and 15 units at Hamilton 1025 LLC, compared to a gain of approximately $4,236,000 on the sale of 34 units at Hamilton Bay Apartments, Hamilton 1025, and Hamilton Bay LLC  for the nine months ended September 30, 2017. Included in the income for the nine months ended September 30, 2018 is depreciation and amortization expense of approximately $1,911,000. The proportional loss for the nine months ended September 30, 2018 from the investment in Dexter Park is approximately $1,090,000.

As a result of the changes discussed above, net income for the nine months ended September  30, 2018 was approximately $2,592,000 compared to income of approximately $5,249,000 for the nine months ended September 30, 2017, a decrease in income of approximately $2,657,000 (50.6%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2018 was the collection of rents, the proceeds from the line of credit, and the refinancing proceeds from Hamilton Park Towers, LLC. The Partnership’s principal source of cash in 2017 was the collection of rents and the proceeds from the mortgage for Woodland Partners. The majority of cash and cash equivalents of $9,234,900 at September 30, 2018 and $7,238,905 at December 31, 2017 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $1,995,995 for the nine months ended September 30, 2018 is summarized as follows:

	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities *	$20,816,693	$16,928,788
Cash (used in) investing activities *	(2,031,792)	(51,842,892)
Cash (used in) provided by financing activities	(13,430,463)	45,765,015
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(42,548)
Distributions paid	(3,358,443)	(3,358,648)
Net increase in cash and cash equivalents	$1,995,995	$7,449,715

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

During 2018, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $3,056,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, 62 Boylston Street, Hamilton Oaks,  Captain Parker, School Street Associates, and 1144 Commonwealth, at a cost of approximately $530,000, $364,000, $331,000, $258,000, $235,000 and $233,000 respectively. The Partnership plans to invest approximately $378,000 in additional capital improvements in 2018.

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

During the nine months ended September 30, 2018 the Partnership received distributions of approximately $22,784,000 from the investment properties. For the nine months ended September 30, 2017, the Partnership received distributions of approximately $5,370,000 from the investment properties. Included in these net distributions is the amount from  Dexter Park of approximately $17,708,000 and $1,160,000 for the nine months ended September 30, 2018 and 2017 respectively. The increase in this distribution relates to the refinancing of the property (see Note 14).

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

The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership borrowed $25,000,000 to partially fund the purchase of Woodland Park. It paid down $8,000,000 through the financing of the property and its’ cash reserve. As of December 31, 2017, the credit line had an outstanding balance of $17,000,000. An additional $8,000,000 was drawn for the purchase of Hamilton Highlands on March 29, 2018, resulting in a balance of $25,000,000 at March 31, 2018. With the proceeds of the distribution from Dexter Park, the Partnership paid down the Line of Credit by $16,000,000. The line was paid down by $4,000,000 in July, 2018.

As of September 30,  2018, the credit line had an outstanding balance of $5,000,000. Subsequent to the end of the quarter, the line was paid down to $2,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2018, the Partnership had a 40%-50% ownership interest in eight Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2018, our proportionate share of the non-recourse debt related to these investments was approximately $71,250,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2018, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2019	2020	2021	2022	2023	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$1,902,953	$4,327,735	$2,343,224	$2,657,323	$80,040,561	162,904,733	$254,176,529

Other obligations	—	5,000,000	—	—	—	—	5,000,000
Total Contractual Obligations	$1,902,953	$9,327,735	$2,343,224	$2,657,323	$80,040,561	$162,904,733	$259,176,529

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

As of September 30, 2018, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $421,677,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $55,900,000 (without taking out unamortized deferred financing costs) as of September 30, 2018. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $559,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2018 would be approximately $21 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10K for the fiscal year ended December 31,2017, except for the risk factors discussed below.

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

In addition to his current role of Co-Chief Executive Officer and Chief Operating Officer of Hamilton, Jameson’s responsibilities include the analysis of investment and development opportunities, negotiating acquisitions, handling due diligence, and representing the owner through the construction and development process. He also continues to hold direct property management responsibilities over several properties in the portfolio, while staying involved in companywide management and leasing decisions.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: November 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 8, 2018
Ronald Brown	(Principal Executive Officer)

/s/ HAROLD BROWN	Treasurer and Director of the General Partner	November 8, 2018
Harold Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 8, 2018
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 8, 2018
David Aloise

/s/ EUNICE HARPS	Director of the General Partner	November 8, 2018
Eunice Harps

1