Form 10-K
period 2018-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2019-03-13
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendments to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2018, the aggregate market value of the registrant’s securities held by non‑affiliates of the registrant was $148,430,661  based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

As of March 1, 2019, there were 98,119  of the registrant’s Class A units (2,943,578 Depositary Receipts) of limited partnership issued and outstanding and 23,303 Class B units issued and outstanding.

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

The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 27 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartment buildings, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership’s subsidiary limited partnerships and limited liabilities companies are each referred to as a “Subsidiary Partnership” and are collectively referred to as the “Subsidiary Partnerships.”

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in eight limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 47.6% and 59%, and five other current and past employees of Hamilton own collectively between 0% and 2.4%, respectively of Joint Ventures . The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 14 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner, of New England Realty Associates Limited Partnership passed away. As a result, Mr. Brown’s estate currently holds voting control over the NewReal shares.

Effective as of February 24, 2019, the Board of Directors of the Partnership’s general partner, NewReal Inc., elected Jameson Brown as the Treasurer and Chief Financial Officer of New Real to fill the vacancy created by the death of Harold Brown, who served as both the Treasurer and a director of NewReal.

As of December 31, 2018, the Partnership was managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company was wholly owned by Harold Brown and employed Ronald Brown and Harold Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 53 individuals at the Properties and 15 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2019, the Partnership and its Subsidiary Partnerships owned 2,711  residential apartment units in 23 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2019, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed‑use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10‑K.

Additionally, as of February 1, 2019, the Partnership owned a 40‑50% interest in 8 residential and mixed use complexes, the Investment Properties, with a total of  691 residential units, one commercial unit, and a 50 car parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the “Properties.”

Harold Brown had, and, in certain cases, Ronald Brown, and officers and employees of the Hamilton Company own or have owned interests in certain of the Properties, Subsidiary Partnerships and Joint Ventures. See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

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

Unit Distributions

In January 2018, the Partnership approved   quarterly distributions of $9.00 per Unit ($0.30 per Receipt), payable on March 31, 2018, June 15, 2018, September 15, 2018, and December 15, 2018. In 2018 the Partnership paid a total distribution of an aggregate $ 36.00 per Unit ($1.20 per Receipt) for a total payment of $4,477,923 in 2018. In 2017 the Partnership paid a total distribution of an aggregate $64.50 per Unit ($2.15 per Receipt) for a total payment of $7,985,835 in 2017.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2018, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $ 926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

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

During 2018, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $4,118,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, 62 Boylston Street, Hamilton Oaks, Captain Parker, 9 School Street , and 1144 Commonwealth Apartments,  at a cost of $704,000, $441,000,  $415,000, $312,000, $295,000, and $262,000 respectively. The Partnership plans to invest approximately $3,500,000 in capital improvements in 2019.

During 2018, two Joint Venture Partnerships sold 32 units at a gain of approximately $4,411,000. Hamilton 1025 LLC sold 16 units with a gain on the sales of approximately $1,973,000, and Hamilton Bay Apartments LLC sold 16 units at a gain of approximately $2,438,000.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. As of December 31, 2018, the credit line had an outstanding balance of $2,000,000.

On July 6, 2017, the credit line had an outstanding balance of $25,000,000, which was drawn down in its’ entirety and was used  in conjunction with a loan of $16,000,000 from HBC Holdings, LLC, a Massachusetts Limited Liability company controlled by Harold Brown, and cash reserves, to purchase Woodland Park Partners, LLC (“Woodland Park”).

On September 29, 2017, Woodland Park Partners, LLC entered into a Multifamily Loan and Security Agreement with KeyBank National Association. As a result of securing the financing, the Partnership used the proceeds of the loan to pay off the loan from HBC Holdings, LLC. The Line of Credit was paid down by $8,000,000 on October 5, 2017 with both proceeds from the financing and cash reserves of the Partnership.

On March 29, 2018, the Partnership drew down $8,000,000 in conjunction with the purchase of Webster Green Apartments.  On June 4, 2018, the Partnership paid down the credit line by $16,000,000 as a result of the proceeds from the refinancing of Hamilton Park Towers, LLC, also known as Dexter Park. In July, 2018, the Partnership paid down the line of credit by $4,000,000. In October of 2018, the Partnership paid down the Line of Credit by $3,000,000. As of December 31, 2018, the credit line had an outstanding balance of $2,000,000. Subsequent to the end of the year, the line was paid down in full.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $27,000 for the twelve months ended December 31, 2018.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2018.

Advisory Committee

As of December 31, 2018, the Advisory Committee members were limited partners Gregory Dube, Robert Nahigian, and David Ross. Mr. Dube resigned from the committee in January, 2019. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

Debt financing could adversely affect our performance.    The vast majority of our assets are encumbered by project specific, non‑recourse, non‑cross‑collateralized mortgage debt. There is a risk that these properties will not have sufficient cash flow from operations for payments of required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the Partnership will either invest additional money in the property or the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

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

We are subject to the risks associated with investments through joint ventures.  Eight of our properties are owned by joint ventures in which we do not have a direct controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co‑venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co‑venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co‑venturer’s interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

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

We are subject to control by our directors and officers.  The directors and executive officers of the General Partner and members of their families and related entities owned approximately 35% of our depositary receipts as of December 31, 2018. Additionally, management decisions rest with our General Partner without limited partner approval.

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

Apartment Complexes

The table below lists the location of the 2,730 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2019, the principal amount outstanding under any mortgages as of December 31, 2018, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Apartment Complex	of Units	Rent Range			Vacancies	December 31, 2018 (1)	Mortgage
Boylston Downtown L.P.	269 units				5	$38,303,055	2028
62 Boylston Street	0 three bedroom			N/A		3.97%
Boston, MA	0 two bedroom			N/A
	53 one bedroom	$2,150	–	3,040
	216 studios	$1,410	–	2,500
Brookside Associates, LLC	44 units				1	$2,449,146	2020
5–7–10–12 Totman Road	0 three bedroom			N/A		5.81%
Woburn, MA	34 two bedroom	$1,600	–	1,850
	10 one bedroom	$1,375	–	1,600
	0 studios			N/A
Clovelly Apartments L.P.	103 units				1	$4,160,000	2023
160–170 Concord Street	0 three bedroom			N/A		5.62%
Nashua, NH	53 two bedroom	$1,125	–	1,500
	50 one bedroom	$975	–	1,350
	0 studios			N/A
Commonwealth 1137 L.P.	35 units				—	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three bedroom	$2,775	–	3,375		5.65%
Allston, MA	4 two bedroom	$2,275	–	2,575
	1 one bedroom	$1,125	–	1,125
	1 studio	$1,425	–	1,425
Commonwealth 1144 L.P.	261 units				4	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three bedroom			N/A		5.61%
Allston, MA	11 two bedroom	$1,100	–	2,150
	109 one bedroom	$1,266	–	1,975
	141 studios	$950	–	1,725
Nera Dean Street Associates, LLC	69 units				2	$5,687,000	2024
38–48 Dean Street	0 three bedroom			N/A		4.22%
Norwood, MA	66 two bedroom	$1,465	–	2,154
	3 one bedroom	$1,450	–	1,545
	0 studios			N/A
Executive Apartments L.P.	72 units				1	$2,415,000	2023
545–561 Worcester Road	1 three bedroom	$2,000	–	2,000		5.59%
Framingham, MA	47 two bedroom	$1,425	–	1,800
	24 one bedroom	$1,350	–	1,500
	0 studios			N/A
Hamilton Battle Green LLC	48 units				1	$4,358,279	2026
34–42 Worthen Road	0 three bedroom			N/A		4.95%
Lexington, MA	24 two bedroom	$2,250	–	2,650
	24 one bedroom	$1,700	–	2,175
	0 studios			N/A
Hamilton Green Apartments LLC	193 units				9	$35,910,042	2029
311–319 Lowell Street	10 three bedroom	$1,016	–	2,925		4.67%
Andover, MA	168 two bedroom	$888	–	3,800
	15 one bedroom	$816	–	2,025
	0 studios			N/A
Hamilton Highlands	79 units				5	$20,829,315	2026
755-757 Highland Avenue	1 three bedroom	$3,300	–	3,300		4.25%
Needham, MA	75 two bedroom	$1,709	–	3,056
	2 one bedroom	$2,000	–	2,100
	1 studio	$1,700	–	1,700
Hamilton Oaks Associates, LLC	268 units				4	$11,925,000	2023
30–50 Oak Street Extension	0 three bedroom			N/A		5.59%
40–60 Reservoir Street	96 two bedroom	$1,100	–	2,207
Brockton, MA	159 one bedroom	$1,050	–	2,340
	13 studios	$940	–	1,285

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Apartment Complex	of Units	Rent Range			Vacancies	December 31, 2018 (1)	Mortgage
Highland Street Apartments L.P.	36 units				—	$1,050,000	2023
38–40 Highland Street	0 three bedroom			N/A		5.59%
Lowell, MA	24 two bedroom	$1,035	–	1,400
	10 one bedroom	$1,050	–	1,300
	2 studios	$1,100	–	1,150
Linhart L.P.	9 units				1	$
4–34 Lincoln Street	0 three bedroom			N/A		—%
Newton, MA	0 two bedroom			N/A
	5 one bedroom	$1,350	–	1,600
	4 studios	$1,165	–	1,275
North Beacon 140 L.P.	65 units				—	$6,937,000	2023
140–154 North Beacon Street	10 three bedroom	$2,850	–	3,150		5.59%
Brighton, MA	54 two bedroom	$2,050	–	2,675
	1 one bedroom	$1,875	–	1,875
	0 studios			N/A
Olde English Apartments L.P.	84 units				1	$3,080,000	2023
703–718 Chelmsford Street	0 three bedroom			N/A		5.63%
Lowell, MA	47 two bedroom	$1,300	–	1,575
	30 one bedroom	$1,090	–	1,575
	7 studios	$1,125	–	1,500
Redwood Hills L.P.	180 units				3	$6,743,000	2023
376-382 Sunderland road	0 three bedroom			N/A		5.59%
Worcester, MA	89 two bedroom	$1,295	–	1,525
	91 one bedroom	$1,075	–	1,250
	0 studios			N/A
Residences at Captain Parkers LLC	94 units				5	$20,071,000	2026
125 Worthen Road and Ryder Lane	8 three bedroom	$2,900	–	3,350		4.36%
Lexington, MA	48 two bedroom	$2,200	–	2,850
	38 one bedroom	$1,900	–	2,500
	0 studios			N/A
River Drive L.P.	72 units				1	$3,465,000	2023
3–17 River Drive	0 three bedroom			N/A		5.62%
Danvers, MA	60 two bedroom	$1,475	–	1,800
	5 one bedroom	$1,225	–	1,650
	7 studios	$1,200	–	1,450
School Street 9, LLC	184 units				1	$14,264,674	2023
9 School Street	0 three bedroom			N/A		3.78%
Framingham, MA	96 two bedroom	$1,500	–	1,875
	88 one bedroom	$1,215	–	1,550
	0 studios			N/A
WCB Associates, LLC	180 units				5	$7,000,000	2023
10–70 Westland Street	1 three bedroom	$1,510	–	1,510		5.66%
985–997 Pleasant Street	94 two bedroom	$1,055	–	1,640
Brockton, MA	85 one bedroom	$1,155	–	1,605
	0 studios			N/A
Westgate Apartments, LLC	220 units				1	$15,700,000	2023
2–20 Westgate Drive	0 three bedroom			N/A		4.65%
Woburn, MA	110 two bedroom	$1,675	–	2,000
	110 one bedroom	$1,450	–	1,800
	0 studios			N/A
Westgate Apartments Burlington, LLC	20 units				—	$2,500,000	2024
105–107 Westgate Drive	0 three bedroom			N/A		4.31%
Burlington, MA	12 two bedroom	$2,000	–	2,450
	8 one bedroom	$1,750	–	1,950
	0 studios			N/A
Woodland Park Partners,, LLC	126 units				6	$22,250,000	2027
264-290 Grove Street	0 three bedroom			N/A		3.79%
Newton, MA	80 two bedroom	$1,850	–	2,250
	30 one bedroom	$1,700	–	1,950
	16 studios	$1,375	–	1,625

(1)	The mortgage balance is stated before unamortized deferred financing costs.

Current free rent concessions would result in an average reduction in unit rents of less than $9.16 per month per unit. Free rent expense amortized in 2018 was approximately $300,000 compared to approximately $224,000 in 2017.

On March 29, 2018, Hamilton Highlands, LLC a wholly-owned subsidiary of New England Realty Associates Limited Partnership (the “Partnership”), purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The sale was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned by Hamilton to Hamilton Highlands.

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

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2019.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2018	Mortgage
Riverside Apartments	19 units				—	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$1,850	–	1,950
	5 one bedroom	$1,650	–	1,900
	2 studios	$1,450	–	1,650

Commercial Properties

BOYLSTON DOWNTOWN LP.  In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed‑use property includes 17,218 square feet of rentable commercial space. As of February 1, 2019, the commercial space was fully occupied, and the average rent per square foot was $26.59. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC.  The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2019, the commercial space was fully occupied, and the average rent per square foot was $14.50. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $42,000 per year through November 2020. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP.  In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed‑use property includes 21,548 square feet of rentable commercial space. As of February 1, 2019, the commercial space was fully occupied, and the average rent per square foot was $25.48.

NORTH BEACON 140 LP.  In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed‑use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2019, and the average rent per square foot as of that date was $37.50 For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

STAPLES PLAZA.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 38,695 square feet of rentable commercial space. On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,684. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing in April, 2021, monthly payments of principal and interest in the amount of $32,427 will be made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%. The proceeds of the new loan were used to pay off the existing loan. The closing costs were approximately $69,000. As of February 1, 2019 Staples Plaza was fully occupied, and the average net rent per square foot was $24.02.

HAMILTON LINEWT ASSOCIATES, LLC.  In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. The property was fully rented as of February 1, 2019 at an average rent of $35.63 per square foot

HAMILTON CYPRESS LLC.  In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2019, 1,360 square feet of space is vacant, with 92% of the property occupied at an average rent of $37.36 per square foot.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2019	$459,408	22,120	11	16%
2020	232,198	5,959	8	8%
2021	835,995	40,586	7	29%
2022	554,214	14,355	7	19%
2023	444,280	13,591	6	15%
2024	230,439	6,222	5	8%
2025	—		—	0%
2026	—	—	—	0%
2027	—	—	—	0%
2028	—	—	—	0%
2029	142,450	3,850	1	5%
2030	—	—	—	0%
Totals	$2,898,984	106,683	45	100%

Commercial rental income is accounted for using the straight line method. Approximately 55 percent of our commercial leases contain rent escalations which range from $0.25– $1.00 per square foot per year.

Investment Properties

See Note 14 to the Financial Statements and Exhibit 99.1 for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2018 (1)	Mortgage
345 Franklin, LLC	40 Units				2	$9,552,513	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$2,875	–	3,500
	1 one bedroom	$2,850	–	2,850
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				8	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$1,625	–	2,350
	31 one bedroom	$1,500	–	2,100
	24 studios	$1,450	–	1,850
Hamilton Minuteman, LLC	42 Units				—	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$1,725	–	2,400
	2 one bedroom	$2,100	–	2,100
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				—	$10,000,000	2025
Residential	0 three bedroom			N/A		4.53%
81–83 Essex Street	11 two bedroom	$2,750	–	2,950
Boston, Massachusetts	38 one bedroom	$1,925	–	2,825
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, Massachusetts

						Mortgage Balance
						and Interest Rate		Maturity
	Number and Type					As of		Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2018	(1)	Mortgage
Hamilton 1025, LLC (A)	2 Units				—
Units to be retained	0 three bedroom			N/A
1025 Hancock Street	0 two bedroom			N/A
Quincy, Massachusetts	2 one bedroom	$1,500	–	1,580
	0 studios			N/A
Hamilton Bay Apartments, LLC (A)	1 Units				—
165–185 Quincy Shore Drive	0 three bedroom			N/A
Quincy, Massachusetts	0 two bedroom			N/A
	1 one bedroom	$1,525	–	1,740
	0 studios			N/A
The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				5	$125,000,000		2028
175–185 Freeman Street,	71 three bedroom	$2,350	–	4,850		3.99%
Brookline,	227 two bedroom	$2,250	–	4,300
Massachusetts	111 one bedroom	$2,080	–	2,850
	0 studios

Current free rent concessions would result in an average reduction in unit rents of  $28.86 per month per unit. Free rent amortized in 2018 was approximately $240,000, compared to $254,000 in 2017.

(A)	Represents unsold units at February 1, 2019.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC.  In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40‑unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2018, the balance of this mortgage before unamortized deferred financing costs is approximately $9,553,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC.  In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2018, the balance of this mortgage before unamortized deferred financing costs is approximately $16,900,000. This investment is referred to as Hamilton on Main, LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

HAMILTON MINUTEMAN, LLC.  In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10‑year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

HAMILTON 1025, LLC.  On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Partnership obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2018, 1 unit was under purchase and sales agreement and the Partnership owned 2 units. 16 units were sold in the year ended December 31,2018, resulting in a gain of approximately $1,973,000. 20 units were sold in the year ended December 31, 2017 with a gain on the sales of approximately $2,380,000. This investment is referred to as Hamilton 1025, LLC.

HAMILTON ESSEX 81, LLC.  On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50‑car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At December 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

HAMILTON BAY, LLC.  On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. During the 12 months ended December 31,2018,16 units were sold, resulting in a gain of approximately $2,438,000. As of December 31, 2017, 29 units were sold with a gain on the sales of approximately $3,628,000. As of December 31, 2018 an additional 2 units are under purchase and sales agreements, and the Partnership still owns 3 units. This investment is referred to as Hamilton Bay Apartments, LLC.

During 2017, Hamilton Bay LLC, a Joint Venture, sold one unit for a gain of approximately $133,000. As of December 31,2017, all units have been sold by this Joint Venture.

HAMILTON PARK TOWERS, LLC.  On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. In order to fund this investment, the Partnership used approximately $8,757,000 of its cash reserves and borrowed approximately $7,168,000 with an interest rate of 6% from HBC Holdings, LLC, an entity owned by Harold Brown and his affiliates (“HBC”). The term of the loan was four years with a provision requiring payment in whole or in part upon demand by HBC with six months’ notice. The loan was paid in full in April 2012. The total mortgage was $89,914,000 with an interest rate of 5.57% and was to mature in 2019.

On May 31, 2018, Hamilton Park, entered into a Mortgage Note with John Hancock Life Insurance Company (U.S.A.) in the principal amount of $125,000,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.99% per annum, and the principal amount of the Note is due and payable on June 1, 2028. The Note is secured by a mortgage on the Dexter Park apartment complex located at 175 Freeman Street, Brookline, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2018. The Note is guaranteed by the Partnership and HBC Holdings, LLC pursuant to a Guaranty Agreement dated May 31, 2018.

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

At December 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000.This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

All references to Depositary Receipts in the report are reflective of the 3‑for‑1 forward split.

Distribution to Limited & General Partners were:

	2018	2017
Class A—Limited Partners (80%)	$3,582,339	$6,388,668
Class B—Limited Partners (19%)	850,805	1,517,309
Class C—General Partner (1%)	44,779	79,858
Total	$4,477,923	$7,985,835

On March 8, 2019, the closing price on the NYSE American for a Depositary Receipt was $61.20. There were 2,838,862 Depositary Receipts outstanding and 3,484 Units (representing 104,520 receipts) held by approximately 1,846 record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $36.00 per unit ($1.20 per receipt) in 2018. The Partnership made distributions of $64.50 per Unit ($2.15 per Receipt) in 2017. The total distribution was $4,477,923 in 2018 and $7,985,835 in 2017. In January 2019, the Partnership declared a quarterly distribution of $9.60 per Unit ($0.32 per Receipt) payable on March 31, 2019.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

On August 20, 2007, NewReal, Inc. the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2018, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General

Partnership Units, both at an average price of $ 926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

Issuer Purchase of Equity Securities during the fourth quarter of 2018:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1-31, 2018	$—	—	634,694
November 1-30, 2018	$—	—	634,694
December 1-31, 2018	$—	—	634,694
Total		—

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of regulation S-K.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
INCOME STATEMENT INFORMATION(a)
Revenues	$58,014,064	$52,827,388	$49,555,090	$45,480,714	$42,632,319
Expenses	43,095,692	38,682,422	36,295,140	32,597,960	31,545,752
Income before other income (loss)	14,918,372	14,144,966	13,259,950	12,882,754	11,086,567
Other (Loss)	(10,749,282)	(7,207,035)	(8,309,098)	(9,110,189)	(10,061,717)
Net Income	$4,169,090	$6,937,931	$4,950,852	$3,772,565	$1,024,850
Net income per Unit	$33.52	$55.77	$39.62	$29.86	$7.96
Distributions to Partners per Unit	$36.00	$64.50	$54.00	$30.00	$30.00
Net income per Depositary Receipt	$1.12	$1.86	$1.32	$1.00	$0.27
Distributions to Partners per Depositary Receipt	$1.20	$2.15	$1.80	$1.00	$1.00
BALANCE SHEET INFORMATION
Real Estate, gross	337,902,411	311,951,597	263,659,293	261,276,898	225,021,946
Real Estate, net	230,511,263	207,153,794	169,462,811	176,697,314	149,116,084
Total Assets	247,035,340	226,807,236	190,562,066	200,727,567	176,167,358
Total Debt Outstanding	254,370,843	250,221,258	212,709,080	194,500,820	194,461,825
Partners’ Capital	(35,624,010)	(35,315,177)	(34,224,726)	(30,810,953)	(27,367,782)

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of NERA properties available for rental at each December 31,

	Year Ended December 31,
	2018	2017	2016	2015	2014
Residential
Units	2,730	2,651	2,525	2,525	2,431
Vacancies	57	46	34	41	53
Vacancy rate	2.1%	1.7%	1.4%	1.6%	2.2%
Commercial
Total square feet	108,043	108,043	108,043	108,043	108,043
Vacancy (in square feet)	1,360	—	—	—	—
Vacancy rate	1.3%	—%	—%	—%	—%

See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

(a)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2019 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner, of New England Realty Associates Limited Partnership passed away.  As a result, Mr. Brown’s estate currently holds voting control over the NewReal shares.

Effective as of February 24, 2019, the Board of Directors of the Partnership’s general partner, NewReal Inc.,

elected Jameson Brown as the Director, Treasurer and Chief Financial Officer of New Real to fill the vacancy created by the death of Harold Brown, who served as both the Treasurer and a director of NewReal.

 During 2018, rents continued to increase with average increases of 3.6% for renewals and 4.6% for new leases.  Early indications for 2019 are that rents will continue to increase and renewal rents are expected to be in the range of 3-4%.  Some softening in the market is starting to show as rental commission increased to $460,000 in 2018 from $370,000 in 2017, an increase of $90,000 (24.3%).  In the strongest of rental markets, tenants generally pay the commission expense and as the market cools more of the expense is shifted to the landlord.  We will have to see if this is a onetime uptick in commission expense or the beginning of a trend.

For 2018, including purchases of Woodland Park and Hamilton Highlands, consolidated revenue increased by 9.8%, operating expenses increased by 11.4% and Income before Other Income (Expense) grew by 5.5%. Excluding the Woodland Park and Hamilton Highland acquisitions, same store revenue grew by 4.4%, operating expenses by 0.7% and Income before Other Income (Expense) grew by 13.7%.  For the same reporting period, vacancy was 2.1% vs 1.7%. Excluding Depreciation and Amortization, same store revenues (excluding Woodland Park and Hamilton Highlands) grew by 4.4%, operating expenses by 3.4% and Net Operating Income by 5.3%. Management believes similar same store operating results will be achieved for 2019 and that the recent acquisition will result in higher performance.

The Joint Ventures of 1025 Hancock and Hamilton Bay made significant progress in 2018 towards the goal of completely selling out all residential condominium units.   Each Joint Venture sold 16 units in 2018, 1025 Hancock has 2 remaining units and Hamilton Bay has 3 remaining units.  It is now projected that the remaining units will be sold in the first and second quarters of 2019.  The estimated profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $6,800,000.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.  As of December 31, 2018, the credit line had an outstanding balance of $2,000,000. Subsequent to the end of the year, the Line of Credit was paid down in full.

On March 29, 2018, the Partnership, through a wholly-owned subsidiary, Hamilton Highlands, LLC, purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The purchase price of $34,500,000 was funded with $5,000,000 of cash, $8,000,000 drawn on the line of credit and the assumption of a $21,500,000 mortgage. Since acquiring the property, the Partnership has renovated the common areas, added energy efficient lighting to the hallways and parking areas and renovated two apartments.  As part of the purchase contract, the seller was required to complete the construction of three new apartments and resurface the parking lot. These projects were completed during the third quarter. These projects will enhance the curb appeal of the property and lead to additional revenue growth.

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

The proceeds from the refinancing of Hamilton Park were used to pay down the Partnership’s existing Line of Credit from $25,000,000 to $5,000,000.  In October, the Partnership used excess cash reserves to pay down the balance by and additional $3,000,000.  As of December 31, 2018, the balance on the line of credit was $2,000,000.

In association with this refinancing, there was a defeasance cost of approximately $3,830,000.  Based on its 40% ownership in the property, the Partnership incurred an expense of approximately $1,532,000, which is accounted for in income from investments in unconsolidated joint ventures. The cash flow requirements of the new loan is approximately the same as that of the prior loan.

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts , for a purchase price of $45,600,000. The closing costs were approximately $64,000. From the purchase price, the Partnership allocated approximately $541,000 for in-place leases, and approximately $42,000 to the value of tenant relationships. These amounts are amortized over 12 and 24 months respectively. To fund the purchase price, the Partnership borrowed $25,000,000 under its line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings will mature on July 16, 2018, with interest only at 4.75%.The balance of the purchase price was funded by the Partnership’s cash reserves.

On September 29, 2017, Woodland Park Partners LLC, ( “Woodland Park”), entered into a Multifamily Loan and Security Agreement with KeyBank National Association .. The loan agreement provides for a term loan in the principal amount of $22,250,000. The Loan is due on October 1, 2027 , unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%. The proceeds of the loan was used to pay off the loan from HBC Holdings, LLC and pay down the line of credit by $8,000,000.

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

The Stock Repurchase Program that was initiated in 2007 has purchased 1,365,306 Depositary Receipts through December 31, 2018, or approximately 32% of the outstanding Class A Depositary Receipts.  The Partnership has not purchased any Depositary Receipts in 2018.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full‑service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 40% of the total properties and 45% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by Harold Brown. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

At March 8, 2019, the Estate of Harold Brown and his brother Ronald Brown  collectively own approximately 26% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which he is the manager.

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

Residential tenants sign a one year lease. In 2018, tenant renewals were approximately 64% with an average rental increase of approximately 3.6%, new leases accounted for approximately 36% with rental rate increases of approximately 4.6%. In 2018, leasing commissions were approximately $460,000 compared to approximately $370,000 in 2017, an increase of approximately $90,000 (24.3%) from 2017. Tenant concessions were approximately $54,000 in 2018 compared to approximately $41,000 in 2017,  an increase of approximately $13,000 (31.7%). Tenant improvements were approximately $2,846,000 in 2018 compared to approximately $2,657,000 in 2017, an increase of approximately $189,000 (7.1%).

Hamilton accounted for approximately 4.7% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2018 and 3.5% in the year ended December 31, 2017. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long‑term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 74.0% and 82.3% of the legal services paid for by the Partnership during the years ended December 31, 2018 and 2017, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as‑needed basis. In 2018, Hamilton provided the Partnership approximately $564,000 in construction and architectural services, compared to $227,000 for the year ended December 31, 2017.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2018, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2018 and December 31, 2017

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $14,145,0000 during the year ended December 31, 2018, compared to approximately $13,260,000 for the year ended December 31, 2017,  an increase of  approximately $773,000 (5.5%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2019	February 1, 2018
Residential
Units	2,730	2,651
Vacancies	57	46
Vacancy rate	2.1%	1.7%
Commercial
Total square feet	108,043	108,043
Vacancy	1,360	—
Vacancy rate	1.3%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2018		2017
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$57,536	$57,536	$52,370	$52,370
Residential percentage	94%	94%	93%	93%
Commercial percentage	6%	6%	7%	7%
Contingent rentals	$784	$784	$642	$642

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:

	Year Ended December 31,		Dollar	Percent
	2018	2017	Change	Change
Revenues
Rental income	$57,535,734	$52,370,221	$5,165,513	9.9%
Laundry and sundry income	478,330	457,167	21,163	4.6%
	58,014,064	52,827,388	5,186,676	9.8%
Expenses
Administrative	2,204,923	2,008,107	196,816	9.8%
Depreciation and amortization	15,568,973	13,462,395	2,106,578	15.6%
Management fee	2,326,225	2,159,458	166,767	7.7%
Operating	5,542,605	5,227,502	315,103	6.0%
Renting	779,503	632,232	147,271	23.3%
Repairs and maintenance	9,187,714	8,378,639	809,075	9.7%
Taxes and insurance	7,485,749	6,814,089	671,660	9.9%
	43,095,692	38,682,422	4,413,270	11.4%
Income Before Other Income (Expense)	14,918,372	14,144,966	773,406	5.5%
Other Income (Expense)
Interest income	344	1,284	(940)	-73.2%
Interest expense	(12,389,680)	(11,114,146)	(1,275,534)	11.5%
Income from investments in unconsolidated joint ventures	1,640,054	3,905,827	(2,265,773)	-58.0%
	(10,749,282)	(7,207,035)	(3,542,247)	49.1%
Net Income	$4,169,090	$6,937,931	$(2,768,841)	-39.9%

 Rental income from continuing operations for the year ended December 31, 2018 was approximately $57,536,000, compared to approximately $52,370,000 for the year ended December 31, 2017, an increase of approximately $5,166,000 (9.9%). The factors that can be attributed to this increase are as follows: the acquisition of

Hamilton Highland in 2018 and Woodland Park in 2017 resulted in an increase in rental income of approximately $2,916,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates of approximately 4.4%. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street , 1144 Commonwealth Street, Hamilton Oaks, Westgate Apartments, 9 School Street Associates, and Westside Colonial with increases of approximately $288,000, $220,000, $198,000, $141,000, $128,000 and $122,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2018 were approximately $43,095,000 compared to approximately $38,682,000 for the year ended December 31, 2017, an increase of approximately $4,413,000 (11.4%). Excluding the increase in operating expenses attributable to the acquisition of Hamilton Highland and Woodland Park of approximately $4,163,000, operating expenses increased approximately $251,000 (0.7%). Excluding Hamilton Highland and Woodland Park, factors which contributed to the increase were an increase in repairs and maintenance expense of approximately $434,000 (5.3%),  an increase  in taxes and insurance expense of approximately $202,000 (3.0%), partially offset by a decrease in depreciation and amortization expense of approximately $595,000 (4.9%).

Interest expense for the year ended December 31, 2018 was approximately $12,390,000 compared to approximately $11,114,000 for the year ended December 31, 2017, an increase of approximately $1,276,000 (11.5%). Excluding the increase in interest expense attributable to Hamilton Highland and Woodland Park of approximately $1,113,000, there was  an increase in interest expense of approximately $163,000, (1.5%).

At December 31, 2017, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income  from the Investment Properties was approximately $1,640,000 for the year ended December 31, 2018, compared to a net income of approximately $3,906,000 for the year ended December 31, 2017, a decrease  in income of approximately $2,266,000 (58.0%). This decrease is primarily due  to a defeasance charge of approximately $3,830,000 incurred in connection with the refinancing of the property known as Dexter Park, and a gain on the sale  of real estate of approximately $4,411,000 on the sale of 16 units at Hamilton Bay Apartments LLC, and 16 units at Hamilton 1025 LLC, compared to a gain of approximately $6,141,000 on the sale of 29 units at Hamilton Bay Apartments, 20 units at Hamilton 1025 LLC, and 1 unit at Hamilton Bay LLC for the twelve months ended December 31, 2017. Included in the income for the year ended December 31, 2018 is depreciation and amortization expense of approximately $2,558,000. The proportional loss for the year ended December 31, 2018 from the investment in Dexter Park is approximately $819,000.

 Interest income for the year ended December 31, 2018 was approximately $300 compared to approximately $1,300 for the year ended December 31, 2017, a decrease of approximately $1000.

As a result of the changes discussed above, net income for the year ended December 31, 2018 was approximately $4,169,000 compared to income of approximately $6,938,000 for the year ended December 31, 2017, a decrease in income of approximately $2,769,000 (39.9%).

Years Ended December 31, 2017 and December 31, 2016

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $14,145,000 during the year ended December 31, 2017, compared to approximately $13,260,000 for the year ended December 31, 2016, an increase of  approximately $885,000 (6.7%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2018	February 1, 2017
Residential
Units	2,651	2,525
Vacancies	46	34
Vacancy rate	1.7%	1.4%
Commercial
Total square feet	108,043	108,043
Vacancy	—	—
Vacancy rate	0.0%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2017		2016
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$52,370	$52,370	$49,122	$49,122
Residential percentage	93%	93%	93%	93%
Commercial percentage	7%	7%	7%	7%
Contingent rentals	$642	$642	$616	$616

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016:

	Year Ended December 31,		Dollar	Percent
	2017	2016	Change	Change
Revenues
Rental income	$52,370,221	$49,121,705	$3,248,516	6.6%
Laundry and sundry income	457,167	433,385	23,782	5.5%
	52,827,388	49,555,090	3,272,298	6.6%
Expenses
Administrative	2,008,107	2,102,812	(94,705)	(4.5%)
Depreciation and amortization	13,462,395	12,181,396	1,280,999	10.5%
Management fee	2,159,458	2,029,171	130,287	6.4%
Operating	5,227,502	4,822,921	404,581	8.4%
Renting	632,232	636,803	(4,571)	-0.7%
Repairs and maintenance	8,378,639	8,258,263	120,376	1.5%
Taxes and insurance	6,814,089	6,263,774	550,315	8.8%
	38,682,422	36,295,140	2,387,282	6.6%
Income Before Other Income ( Expense)	14,144,966	13,259,950	885,016	6.7%
Other Income (Expense)
Interest income	1,284	1,025	259	25.3%
Interest (expense)	(11,114,146)	(10,200,393)	(913,753)	9.0%
Income (Loss) from investments in unconsolidated joint ventures	3,905,827	1,785,827	2,120,000	118.7%
Gain on sale of real estate	—	104,443	(104,443)	—
	(7,207,035)	(8,309,098)	1,102,063	(13.3%)
Net Income	$6,937,931	$4,950,852	$1,987,079	40.1%

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

In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates of approximately 3.9%. The Partnership Properties with the most significant increases in rental income include 1144 Commonwealth Street, Hamilton Oaks, Westgate Apartments,  62 Boylston Street, School Street 9 Associates, and Westside Colonial with increases of approximately $274,000, $241,000, $222,000, $186,000, $183,000 and $145,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during 2018 and 2017 was the collection of rents, the proceeds from the line of credit, and the refinancing proceeds from Hamilton Park Towers, LLC.. The majority of cash and cash equivalents of $9,059,901 at December 31, 2018 and $7,238,905 at December 31, 2017 were held in interest bearing accounts at creditworthy financial institutions.

This increase in cash of $1,820,996 at December 31, 2018 is summarized as follows:

	Year Ended December 31,
	2018	2017
Cash provided by operating activities*	$25,631,546	$23,601,862
Cash provided by (used in) investing activities*	(2,436,827)	(52,989,226)
Cash (used in) provided by financing activities	(16,895,800)	37,190,955
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(42,548)
Distributions paid	(4,477,923)	(7,985,835)
Net increase (decrease) in cash and cash equivalents	$1,820,996	$(224,792)

            *Reclassed to comply with new FASB standard

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures due to the defeasance charge for the refinancing at Dexter Park, and the sale of units, as well as other factors. The increase in cash provided by investing activities is primarily due to the distribution from Dexter Park, partially offset by the acquisition of Hamilton Highlands, and a contribution to a joint venture. The change in cash used in financing activities is primarily due to the pay down of the line of credit originally used for the purchase of Hamilton Highlands.

During 2018, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $4,118,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Redwood Hills, 62 Boylston Street, Hamilton Oaks, Captain Parker,  9 School Street, and 1144 Commonwealth Apartments,  at a cost of $704,000, $441,000, $415,000, $312,000, $295,000, and $262,000 respectively. The Partnership plans to invest approximately $3,500,000 in capital improvements in 2019.

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

To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings matured on July 16, 2018, with interest only at 4.75%.  The balance of the purchase price was funded by the Partnership’s cash reserves. The Partnership paid off the loan of HBC Holdings on September 29, 2017, and the total interest paid  on the loan was approximately $182,000.

On September 29, 2017, Woodland Park Partners LLC, , entered into a Multifamily Loan and Security Agreement with KeyBank National Association . The manager of Woodland Park is NewReal, Inc., the general partner of New England Realty Associates Limited Partnership . The Partnership is the sole member of Woodland Park. The Loan Agreement provides for a term loan in the principal amount of $22,250,000.  The Loan is due on October 1, 2027 , unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%.

On March 29, 2018, Hamilton Highlands, LLC, a wholly-owned subsidiary of New England Realty Associates Limited Partnership, purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The sale was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned by Hamilton to the Purchaser.  In connection with the purchase, Hamilton Highlands entered into an Assumption and Modification Agreement dated as of March 29,

2018 with Brookline Bank pursuant to which Hamilton Highlands assumed a note dated as of January 14, 2016 in the principal amount of $21,500,000 and various agreements relating to the note including a Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing dated as of January 14, 2016. The purchase price was $34,500,000, consisting of a payment of approximately $13,000,000 in cash and the assumption of the note and mortgage. Hamilton Highlands funded $5,000,000 of the cash portion of the purchase price out of cash reserves and the remaining $8,000,000 by drawing on an existing line of credit.

During the year ended December 31, 2018, the Partnership received distributions of approximately $23,530,000 from the investment properties of which $18,158,000 was from Dexter Park.

In 2018, the Partnership paid a total distribution of an aggregate $36.00 per Unit ($1.20 per Receipt) for a total payment of $4,477,923 in 2018. In 2017, the Partnership paid total distributions of an aggregate of $64.50 per Unit ($2.15 per Receipt) for a total payment of $7,985,835. In January 2019, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2019.

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

The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership borrowed $25,000,000 to partially fund the purchase of Woodland Park. It paid down $8,000,000 through the financing of the property and its’ cash reserve. As of December 31, 2017, the credit line had an outstanding balance of $17,000,000. An additional $8,000,000 was drawn for the purchase of Hamilton Highlands on March 29, 2018, resulting in a balance of $25,000,000 at March 31, 2018. With the proceeds of the distribution from Dexter Park, the Partnership paid down the Line of Credit by $16,000,000. The line was paid down by $4,000,000 in July, 2018.and $3,000,000 in October,2018. As of December 31, 2018, the credit line had an outstanding balance of $2,000,000. Subsequent to the end of the year, the line was paid down in full.

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

Off‑Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2018, the Partnership had a 40%‑50% ownership interest in nine Joint Ventures, which all have mortgage indebtedness except Hancock 1025, Hamilton Bay Apartments and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2018, our proportionate share of the non‑recourse debt before unamortized deferred financing costs related to these investments was approximately $71,226,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2018, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2019	2020	2021	2022	2023	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$1,923,459	$4,334,187	$2,412,292	$2,682,037	$102,625,877	$139,733,342	$253,711,194

Line of Credit	—	2,000,000	—	—	—	—	2,000,000
Total Contractual Obligations	$1,923,459	$6,334,187	$2,412,292	$2,682,037	$102,625,877	$139,733,342	$255,711,194

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

As of December 31, 2018, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $423,164,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $52,900,000 as of December 31, 2018 ranged from LIBOR 195 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $479,000 annually and the increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2018 would be approximately $11,000,000. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F‑1 through F‑36 of this Form 10‑K and are indexed herein under Item 15(a)(1).

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

Management’s Report on Internal Control over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) and 15‑15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2018.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner, of New England Realty Associates Limited Partnership died. As a result, Mr. Brown’s estate currently holds voting control over the NewReal shares.

Effective as of February 24, 2019, the Board of Directors of the Partnership’s general partner, NewReal Inc. elected Jameson Brown as the Treasurer and Chief Financial Officer of New Real to fill the vacancy created by the death of Harold Brown, who served as both the Treasurer and a director of NewReal.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our General Partner, New Real, Inc. is a Massachusetts corporation wholly owned by the Estate of Harold Brown and by Ronald Brown,. Harold Brown and his brother Ronald Brown were individual general partners of the Partnership until May 1984, when NewReal, Inc. replaced them as the sole General Partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. was wholly owned by Harold Brown. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2018.

Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

The directors of the General Partner are Ronald Brown, Jameson Brown, Guilliaem Aertsen, David Aloise, and Eunice Harps. The directors of the General Partner hold office until their successors are duly elected and qualified.

Ronald Brown and Jameson Brown hold all of the executive officer positions of the General Partner. The executive officers of the General Partner serve at the pleasure of the Board of Directors.

On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of July 1, 2014, the Audit Committee consisted of Guilliaem Aertsen, David Aloise, and Eunice Harps. Mr. Aertsen resigned from the Audit Committee in June, 2018, and currently holds the position of Chairman of the Board of Directors of The Hamilton Company, Inc. The Board of Directors of the General Partner has determined that David Aloise is an audit committee financial expert, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S‑K.

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	83

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

Jameson Brown, Treasurer and Director (since 2019)	31

Co-Chief Executive Officer and Chief Operating Officer, The Hamilton Company, Inc.  Manager and developer of Residential  and Commercial Real Estate.( Since 2018);  Vice President, Acquisitions and Property Management, The Hamilton Company, Inc. (2016-2018);Vice President, Acquisitions and Development, The Hamilton Company, Inc. (2014-2016);Trustee, The Hamilton Company Charitable Foundation ( since 2011); Chairman, The Hamilton Company Charitable Foundation (2011-2016). Mr. Brown is a graduate of Tulane University, earning a B.A. degree in Management. Based on Mr. Brown’s experience in the real estate industry, the Board of Directors concluded that Mr. Brown has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

Guilliaem Aertsen, IV, Director (since 2002)	71

Chairman of the Board of Directors of The Hamilton Company, Inc. ( since June, 2018). Chief Executive Officer, Aertsen Ventures LLC (since 1999) a private venture capital firm focused on early stage companies engaged in technology, real estate and distressed financial assets; Director and CFO of CineCast LLC (2000‑2012); Member of Premier Capital LLC (since 2000); Chairman of the Board of Directors of the Massachusetts Housing Investment Corporation (since 1997) a partnership of corporate investors, housing sponsors and public agencies engaged in the financing of affordable housing and community development projects in Massachusetts and New England; Chairman of the Board of Trustees of the Old South Church (1992‑2002); Executive Vice President and member of the senior management group of BankBoston Corporation (1996‑ 1998); Executive and management assignments including corporate lending, real estate, capital markets, venture capital and asset management Bank Boston Corporation (1973‑1998). Mr. Aertsen is a graduate of Harvard University. Based on Mr. Aertsen’s familiarity with the Partnership as a member of the Board of Directors and as Chairman of the Audit Committee, his experience as a director with several other companies and his banking, management and financial expertise, the Board of Directors concluded that Mr. Aertsen has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
David Aloise, Director (since 2007)	64

Director and Chairman of the Partnership’s Audit Committee. Founder and principal of Aloise & Associates, LLC (since 2000) a consulting firm that provides advisory, training and credit risk management services; BankBoston Corporation (1979‑2000) Director of Commercial Loan Workout, Managing Director Small Business Banking, Vice President Restructured Real Estate, Vice President C & I Loan Workout; Board of Trustees New England Banking Institute; Advisory Board Member Wells Fargo Retail Finance, LLC; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group; Member of the Turnaround Management Association. Mr. Aloise is a graduate of Boston College and the National Commercial Lending Graduate School, University of Oklahoma. Based on Mr. Aloise’s experience in banking, credit markets, small business management and business turnarounds, the Board of Directors concluded that Mr. Aloise has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Eunice Harps, Director (since 2014)	69

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

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of NewReal Inc., which is the General Partner of New England Realty Associates Limited Partnership , is currently comprised of David Aloise, and Eunice Harps, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter.

The Partnership’s management, which consists of NERA’s General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2018 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2018 be included in the Partnership’s annual report on form 10‑K to be filed with the Securities and Exchange Commission.

David Aloise
Eunice Harps

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2018. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2018 was approximately $2,326,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership had engaged the former president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $37,000 in 2018. The Partnership did not have a written agreement with this individual.

In 2018, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $1,380,000 inclusive of construction supervision and architectural fees of approximately $564,000, repairs and maintenance service fees of approximately $433,000, legal fees of approximately $224,000, brokerage fees of approximately $34,000 and $125,000 for accounting services. In addition,  the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Additionally, the Hamilton Company received approximately $1,263,000 from the 40‑50% owned Investment Properties of which approximately $652,000 was the management fee, approximately $210,000 was for construction supervision and architectural fees, approximately $47,000 was for maintenance services, and $54,000 for legal services. The Advisory Committee held four meetings during 2018, and a total of $21,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2018 and a total of $14,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2018 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related‑person transaction under Item 404 of Regulation S‑K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2019, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2019, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,840,678 Depositary Receipts had been issued to approximately 1,696  holders. As of March 1, 2019, there were issued and outstanding 3,430 Class A Units (not including the Depositary Receipts) held by 150 unit holders, 23,303 Class B Units and 1,226 General Partnership Units held by the persons listed below. During 2018, no Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2018 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Harold Brown		(1)(2)		(1)(2)	17,728	(3)	75	%(3)		(4)	100	%(4)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust		(2)		(2)	—		—		—		—
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(3)		(3)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	2,982	(5)	3.00	%(5)	5,908		25%			(4)	100	%(4)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Guilliaem Aertsen	—		—		—		—		—		—
175 West Brookline Street
Boston, MA 02118
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Eunice Harps	—		—		—		—		—		—
5 Holyoke Street #1
Boston, MA 02116
NewReal, Inc.	333		0.33%		—		—		1,244		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	25,663	(6)	25.79	%(6)	23,636	(7)	100	%(7)		(4)	100	%(4)
5% Owners that are not Directors and Officers
Carl Valeri	6,748	(8)	6.78	%(8)	—		—		—		—
50 Udine Street
Arlington, MA 02476
Harold Brown 2009 Irrevocable Trust	9,583	(9)	7.70	%(9)	—		—		—		—
39 Brighton Avenue
Alston, MA 02134

(1)

As of December 31, 2018, 507,849 Depositary Receipts are held of record by the HBC Holdings, LLC (HBC). Harold Brown was the sole manager of HBC with sole voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown was deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Harold Brown was deemed to beneficially own approximately 16,928 Class A Units (approximately 17.01% of the outstanding Class A Units).

(2)

As of December 31, 2018, Harold Brown directly owned  162,600 Depositary Receipts beneficially owned by his spouse. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Harold Brown was deemed to directly beneficially own approximately 5,420  Class A Units (approximately 5.45 % of the outstanding Class A Units).

(3)

Consists of Class B Units held by HBC Holdings, LLC. See Note (1) above. Harold Brown, as Manager, had voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may have been deemed to beneficially own the  Class B Units held by the LLC.

(4)

Since Harold Brown and Ronald Brown were the controlling stockholders, executive officers and directors of NewReal, Inc., they may have been deemed to beneficially own all  of the General Partnership Units held of record by NewReal, Inc.

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
(8)

Consists of 202,445 Depositary Receipts held by Carl Valeri and his immediate family members. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, Carl Valeri may be deemed to beneficially own approximately 6,748 Class A Units.

(9)

Consists of 287,500 Depositary Receipts held by the Harold Brown 2009 Irrevocable Trust. Harold Brown was not a beneficiary of the Trust and he did not have a pecuniary interest. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trust may be deemed to beneficially own approximately 9,583 Class A Units.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no family relationships among any of our directors. Mr. Aloise and Ms. Harps representing a majority of our directors are determined to be independent under the rules of the NYSE Amex Exchange and the SEC. The board holds regularly scheduled meetings.

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

The Partnership invested approximately $34,049,000 in eight limited liability companies formed to acquire Investment Properties. The Partnership has a 40%‑ 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 47.6% and 59% and five current and former employees of the management company own between 0% and 2.4% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2018 and has reported on the 2017 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit Fees
Recurring annual audits and quarterly reviews	$306,000	$304,000
Subtotal	306,000	304,000
Other Audit Related Fees (a)	25,000	26,200
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	95,000	94,000
Subtotal	95,000	94,000
Other Fees	—	—
Total Fees	$426,000	$424,200

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre‑approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non‑audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non‑audit services performed by Miller Wachman during fiscal 2018 and 2017 were pre‑approved pursuant to the procedures outlined above.

(a)	Audit of revenues and certain expenses and review of proforma financial information of significant acquisition.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:

The following Financial Statements are included in this Form 10‑ K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Income for the Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017 and 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
New England Realty Associates Limited Partnership

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (“the Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

/s/ Miller Wachman LLP We have served as the Company’s auditor since 1993 Boston, Massachusetts March 13, 2019

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Rental Properties	$230,511,263	$207,153,794
Cash and Cash Equivalents	9,059,901	7,238,905
Rents Receivable	762,923	592,045
Real Estate Tax Escrows	495,824	488,396
Prepaid Expenses and Other Assets	4,219,749	4,122,052
Investments in Unconsolidated Joint Ventures	1,985,680	7,212,044
Total Assets	$247,035,340	$226,807,236
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$252,370,843	$233,221,258
Notes Payable	2,000,000	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	18,351,562	2,806,319
Accounts Payable and Accrued Expenses	3,927,889	3,340,509
Advance Rental Payments and Security Deposits	6,009,056	5,754,327
Total Liabilities	282,659,350	262,122,413
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 124,386 and 124,386 units outstanding in 2018 and 2017 respectively	(35,624,010)	(35,315,177)
Total Liabilities and Partners’ Capital	$247,035,340	$226,807,236

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental income	$57,535,734	$52,370,221	$49,121,705
Laundry and sundry income	478,330	457,167	433,385
	58,014,064	52,827,388	49,555,090
Expenses
Administrative	2,204,923	2,008,107	2,102,812
Depreciation and amortization	15,568,973	13,462,395	12,181,396
Management fee	2,326,225	2,159,458	2,029,171
Operating	5,542,605	5,227,502	4,822,921
Renting	779,503	632,232	636,803
Repairs and maintenance	9,187,714	8,378,639	8,258,263
Taxes and insurance	7,485,749	6,814,089	6,263,774
	43,095,692	38,682,422	36,295,140
Income Before Other Income (Expense)	14,918,372	14,144,966	13,259,950
Other Income (Expense)
Interest income	344	1,284	1,025
Interest expense	(12,389,680)	(11,114,146)	(10,200,393)
Income from investments in unconsolidated joint ventures	1,640,054	3,905,827	1,785,827
Gain on sale of real estate	—	—	104,443
	(10,749,282)	(7,207,035)	(8,309,098)
Net Income	$4,169,090	$6,937,931	$4,950,852

Net Income per Unit	$33.52	$55.77	$39.62
Weighted Average Number of Units Outstanding	124,386	124,392	124,951

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2016	144,180	34,243	1,802	180,225	54,851	125,374	$(24,673,535)	(5,830,548)	(306,870)	$(30,810,953)
Distribution to Partners	—	—	—	—			(5,383,743)	(1,278,639)	(67,297)	(6,729,679)
Stock Buyback	—	—	—	—	965	(965)	(1,311,328)	(307,436)	(16,181)	(1,634,945)
Net Income	—	—	—	—			3,960,682	940,662	49,508	4,950,852
Balance December 31 , 2016	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	$(6,475,961)	$(340,840)	$(34,224,725)
Distribution to Partners	—	—	—	—	—	—	(6,388,668)	(1,517,309)	(79,858)	(7,985,835)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—	—	—	5,550,345	1,318,207	69,379	6,937,931
Balance December 31, 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(3,582,339)	(850,805)	(44,779)	(4,477,923)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	3,335,272	792,127	41,691	4,169,090
Balance December 31, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$4,169,090	$6,937,931	$4,950,852
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,568,973	13,462,395	12,181,396
Amortization of deferred finance costs	216,069	192,944	188,256
(Income) from investments in joint ventures	(1,640,054)	(3,905,827)	(1,785,827)
Gain on sale of real estate	—	—	(104,443)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	7,517,432	7,463,750	3,515,100
(Increase) in rents receivable	(170,878)	(24,418)	(133,883)
Increase (Decrease) in accounts payable and accrued expense	587,379	(400,368)	(588,672)
Decrease (Increase) in insurance recovery receivable	—	329,493	(355,286)
(Increase) in real estate tax escrow	(7,428)	(43,771)	(73,644)
(Increase) Decrease in prepaid expenses and other assets	(863,767)	(716,583)	724,308
Increase in advance rental payments and security deposits	254,730	306,316	339,168
Total Adjustments	21,462,456	16,663,931	13,906,473
Net cash provided by operating activities	25,631,546	23,601,862	18,857,325
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	16,012,954	542,241	515,362
(Investment) in unconsolidated joint ventures	(1,118,717)	(2,746,991)	(2,472,462)
Improvement of rental properties	(4,117,770)	(5,795,148)	(5,163,081)
Purchase of Rental Property	(13,213,294)	(44,989,328)	—
Net proceeds from the sale of real estate	—	—	772,987
Net cash (used in) provided by investing activities	(2,436,827)	(52,989,226)	(6,347,194)
Cash Flows from Financing Activities
Payment of financing costs	(148,004)	(304,529)	(174,718)
Proceeds of mortgage notes payable	83,684	22,250,000	20,071,000
Proceeds of notes payable	—	41,000,000	—
Payment of note payable	(15,000,000)	(24,000,000)	(25,000,000)
Principal payments of mortgage notes payable	(1,831,480)	(1,754,516)	(1,876,278)
Stock buyback	—	(42,548)	(1,634,945)
Distributions to partners	(4,477,923)	(7,985,835)	(6,729,679)
Net cash (used in) provided by financing activities	(21,373,723)	29,162,572	(15,344,620)
Net (Decrease) in Cash and Cash Equivalents	1,820,996	(224,792)	(2,834,489)
Cash and Cash Equivalents, at beginning of period	7,238,905	7,463,697	10,298,186
Cash and Cash Equivalents, at end of period	$9,059,901	$7,238,905	$7,463,697

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 27 properties which include 19 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,711 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a  40-50% interest in 8 residential and mixed use properties consisting of 693 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

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

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $216,000,  $193,000 and $188,000 for the years ended December 31, 2018, 2017 and 2016 respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2018, 2017, or 2016 other than net income as reported.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Income (Loss) Per Depositary Receipt:  Effective January 3, 2012, the Partnership authorized a 3‑for‑1 forward split of its Depositary Receipts listed on the NYSE Amex and a concurrent adjustment of the exchange ratio of Depositary Receipts for Class A Units of the Partnership from 10-to-1 to 30-to-1, such that each Depositary Receipt represents one‑thirtieth (1/30) of a Class A Unit of the Partnership. All references to Depositary Receipts in the report are reflective of the 3‑ for‑1 forward split.

Income Per Unit: Net income per unit has been calculated based upon the weighted average number of units outstanding during each period presented. The Partnership has no dilutive units and, therefore, basic net income is the same as diluted net income per unit (see Note 7).

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2018, 2017, or 2016. The Partnership makes its temporary cash investments with high‑credit quality financial institutions. At December 31, 2018, substantially all of the Partnership’s cash and cash equivalents were held in interest‑bearing accounts at financial institutions, earning interest at rates from 0.01% to 1.61%. At December 31, 2018 and 2017, respectively approximately $10,784,000 and $8,898,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $226,523,  $201,040 and $191,815 in 2018, 2017 and 2016, respectively.

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2018, 2017 and 2016 there was no capitalized interest.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

NOTE 2. RENTAL PROPERTIES

As of December 31, 2018, the Partnership and its Subsidiary Partnerships owned 2,711 residential apartment units in 23 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2018, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed‑use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at December 31, 2018 with a total of 693 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	December 31, 2018	December 31, 2017	Useful Life
Land, improvements and parking lots	$72,547,547	$65,087,214	15	-	40	years
Buildings and improvements	221,697,939	201,844,565	15	-	40	years
Kitchen cabinets	12,134,519	12,338,627	5	-	10	years
Carpets	7,591,591	8,802,831	5	-	10	years
Air conditioning	603,149	641,079	5	-	10	years
Laundry equipment	327,643	263,275	5	-	7	years
Elevators	1,839,590	1,139,296	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	12,919,389	11,163,864	5	-	30	years
Motor vehicles	216,260	216,260			5	years
Fences	38,213	37,465	5	-	15	years
Furniture and fixtures	7,013,845	9,390,021	5	-	7	years
Smoke alarms	528,097	582,471	5	-	7	years
Total fixed assets	337,902,411	311,951,597
Less: Accumulated depreciation	(107,391,148)	(104,797,803)
	$230,511,263	$207,153,794

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$38,303,055	$2,112,000	$8,593,109	$9,092,105	$2,112,000	$17,685,214	$19,797,214	$12,755,764	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,449,146	$684,000	$3,116,000	$432,470	$684,000	$3,548,470	$4,232,470	$2,303,052	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,643,458	$177,610	$3,121,817	$3,299,427	$2,289,823	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$1,151,109	$342,000	$2,518,778	$2,860,778	$1,872,703	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$4,016,797	$1,410,000	$9,681,613	$11,091,613	$6,313,509	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$1,361,625	$91,400	$2,101,985	$2,193,385	$1,304,598	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,358,279	$1,341,737	$8,457,497	$135,799	$1,341,737	$8,593,296	$9,935,033	$2,635,081	Jun. 2011	(3)
Hamilton Cypress LLC Commercial- 1031 Exchange Brookline, Massachusetts	$—	$2,362,596	$4,613,985	$36,319	$2,362,596	$4,650,304	$7,012,900	$1,423,342	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$35,910,042	$16,054,336	$44,794,438	$(8,265,823)	$16,054,336	$36,528,615	$52,582,951	$9,142,815	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham, Massachusetts	$20,829,315	6,815,522	27,262,087	302,384	6,815,522	27,564,471	34,379,993	1,248,735	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton, Massachusetts	$—	$884,042	$2,652,127	$138,904	$884,042	$2,791,031	$3,675,073	$780,407	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$3,316,818	$2,175,000	$15,641,818	$17,816,818	$10,333,004	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$344,651	$156,000	$978,736	$1,134,736	$662,712	Dec. 1996	(3)
Linhart L.P. Residential / Commercial Newton, Massachusetts	$—	$385,000	$1,540,000	$1,608,452	$385,000	$3,148,452	$3,533,452	$2,364,279	Jan. 1995	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,687,000	$1,512,000	$5,701,480	$1,077,782	$1,512,000	$6,779,262	$8,291,262	$3,963,672	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$2,385,904	$936,000	$6,147,917	$7,083,917	$4,568,754	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$951,975	$46,181	$1,830,298	$1,876,479	$1,275,870	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester, Massachusetts	$6,743,000	$1,200,000	$4,810,604	$4,582,731	$1,200,000	$9,393,335	$10,593,335	$6,018,415	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,071,000	$6,247,153	$24,954,777	$1,136,881	$6,247,153	$26,091,658	$32,338,811	$4,591,926	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$978,012	$72,525	$1,565,789	$1,638,314	$841,906	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachusetts	$—	$23,346	$190,807	$89,693	$23,346	$280,500	$303,846	$236,775	Sept. 1977	(3)
School St Associates LLC Residential Apartments Framingham, Massachusetts	$14,264,674	$4,686,728	$18,746,911	$(591,809)	$4,686,728	$18,155,102	$22,841,830	$9,786,476	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$6,083,683	$3,280,000	$4,920,000	$72,337	$3,280,000	$4,992,337	$8,272,337	$3,230,828	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$2,420,595	$1,335,000	$9,986,096	$11,321,096	$6,567,275	Dec. 1999	(3)
Westgate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$2,500,000	$44,965	$4,478,687	$247,604	$44,965	$4,726,291	$4,771,256	$2,503,776	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$6,378,400	$461,300	$8,803,036	$9,264,336	$5,277,436	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$22,250,000	$9,114,334	$35,874,994	$770,418	$9,114,334	$36,645,412	$45,759,746	$3,098,215	July 2017	(3)

	$253,711,194	$63,950,775	$238,136,042	$35,815,591	$63,950,775	$273,951,633	$337,902,411	$107,391,148

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.

(3) In 2018, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2018	2017	2016
Rental Properties
Balance, Beginning	$311,951,597	$263,659,293	$261,276,898
Additions:
Buildings, improvements and other assets	38,160,379	50,784,476	5,163,081
	350,111,976	314,443,769	266,439,979
Deduct:
Write-offs of retired or disposed assets	12,209,565	2,492,172	2,112,142
Rental properties held for sale and/or sold			668,544
Balance, Ending	$337,902,411	$311,951,597	$263,659,293
Accumulated Depreciation
Balance, Beginning	$104,797,803	$94,196,482	$84,579,584
Add:
Depreciation for the year	14,802,911	13,093,493	11,729,039
	119,600,714	107,289,975	96,308,623
Deduct
Accumulated depreciation of retired or disposed assets	12,209,566	2,492,172	2,112,141
Balance, Ending	$107,391,148	$104,797,803	$94,196,482

On March 29, 2018, Hamilton Highlands, LLC (“Hamilton Highlands”), a wholly-owned subsidiary of New England Realty Associates Limited Partnership purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The sale was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned by Hamilton to Hamilton Highlands.

In connection with the purchase, the Hamilton Highlands entered into an Assumption and Modification Agreement dated as of March 29, 2018 with Brookline Bank pursuant to which the Hamilton Highlands assumed a note dated as of January 14, 2016 in the principal amount of $21,500,000 and various agreements relating to the Note including a Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing dated as of January 14, 2016 The purchase price was $34,500,000, consisting of a payment of approximately $13,000,000 in cash and the assumption of the note and mortgage. Hamilton Highlands funded $5,000,000 of the cash portion of the purchase price out of cash reserves and the remaining $8,000,000 by drawing on an existing line of credit. The closing costs were approximately $141,000. From the purchase price, the Partnership allocated approximately $502,000 for in- place leases, and approximately $40,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts (the “Property”), for a purchase price of $45,600,000. The closing costs were approximately $64,000. To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown and  the Partnership’s cash reserves. On September 29, 2017, the Partnership obtained a mortgage on Woodland Park. The new mortgage is $22,250,000, interest is fixed at 3.79% for 10 years, interest only for the first 5 years, and the mortgage to be amortized over 30 years. The closing costs associated with the financing were approximately $176,000.  From the purchase price, the Partnership allocated approximately $541,000 for in-place leases, and approximately $42,000 to the value of tenant relationships. These amounts are being amortized over 12 and 24 months respectively.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,326,000,  $2,159,000 and $2,029,000 in 2018, 2017 and 2016, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2018, 2017 and 2016, approximately $1,380,000,  $882,000 and $1,069,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services  supervision of capital improvements and brokerage commissions. Of the 2018 expenses referred to above, approximately $433,000 consisted of repairs and maintenance,  $349,000 of administrative expense, $21,000 of brokerage commissions and $13,000 of rental commissions. Approximately $564,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2018, the Hamilton Company received approximately $1,263,000 from the Investment Properties of which approximately $652,000 was the management fee, approximately $210,000 was for construction, architectural services and supervision of capital projects, approximately $299,000 for rental commissions, approximately $47,000 was for maintenance services, and approximately $54,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,347,000,  $3,463,000 and $3,076,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2018, 2017 or 2016.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2018, 2017 and 2016 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. At June 29, 2018, the individual resigned his position. See Note 18-Subsequent Events regarding this individual.

During the years ended December 31, 2018, 2017 and 2016 this individual received a quarterly fee of $18,750 for a total annual fee of  $37,500 in 2018, and $75,000 for both 2017 2016.

To fund the purchase of Woodland Park as mentioned in Note 2, the Partnership borrowed $16,000,000  from HBC Holding LLC, on July 16, 2017, with interest only  at 4.75%.  The loan was fully paid off through the financing of Woodland Park as of December 31, 2017. The total interest expense  incurred was approximately $182,000.

The Partnership has invested in eight limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31,2018, were Harold Brown, and five current and previous employees of the Management Company. Harold Brown’s ownership interest was between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2018, and a total of $21,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2018 and a total of $14,000 was paid for attendance and participation in such meetings.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,571,000 and $2,420,000 of security deposits are included in prepaid expenses and other assets at December 31, 2018 and 2017, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2018 and 2017 is approximately $477,000 and $357,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Webster Green Apartments and Woodland Park are included in prepaid expenses and other assets. Intangible assets are approximately $152,000 net of accumulated amortization of approximately $959,000 and approximately $302,000 net of accumulated amortization of approximately $280,000 at December 31, 2018 and 2017, respectively.

Financing fees in association with the line of credit of approximately $78,000 and $121,000 are net of accumulated amortization of approximately $50,000 and $7,000 at December 31 2018 and , 2017 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2018 and 2017, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2018, the interest rates on these loans ranged from 3.76% to 5.81%, payable in monthly installments aggregating approximately $1,139,000, including principal, to

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At December 31, 2018, the weighted average interest rate on the above mortgages was 4.62%. The effective rate of 4.71% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non‑recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

 Financing fees of approximately $1,420,000 and $1,531,000 are net of accumulated amortization of approximately $1,298,000 and $1,149,000  at December 31, 2018 and 2017, respectively, which includes deferred financing costs for the line of credit of approximately $78,000 and $121,000 at December 31, 2018 and 2017, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2018 are as follows:

2019—current maturities	$1,924,000
2020	4,334,000
2021	2,412,000
2022	2,682,000
2023	102,626,000
Thereafter	139,733,000
253,711,000
Less: unamortized deferred financing costs	1,340,000
$252,371,000

On March 29, 2018, Hamilton Highlands, LLC a wholly-owned subsidiary of New England Realty Associates Limited Partnership, purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts. The purchase was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned to Hamilton Highlands.

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

On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,683. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing in April, 2021, monthly payments of principal and interest in the amount of $32,427 are being made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%. The proceeds of the new loan were used to pay off the existing loan. The closing costs were approximately $69,000.

 On September 29, 2017, Woodland Park Partners LLC, ( “Woodland Park”), entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Woodland Park is NewReal, Inc. the general partner of New England Realty Associates Limited Partnership (the “Partnership”).  The Partnership is the sole member of Woodland Park. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $22,250,000.  The Loan is due on October 1, 2027 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the loan will bear interest at the rate of 3.79%.  The closing costs were approximately $116,000.

On January 7, 2016, Captain Parker entered into a Multifamily Loan and Security Agreement (the “Loan Agreement”) with KeyBank National Association (the “Lender”). The manager of Captain Parker is NewReal, Inc. the general partner of New England Realty Associates Limited Partnership The Partnership is the sole member of Captain Parker. The Loan Agreement provides for a term loan (the “Loan”) in the principal amount of $20,071,000.The closing costs were approximately $175,000. The Loan is due on February 1, 2026 (the “Due Date”), unless the due date is accelerated in accordance with the Loan’s terms. Borrowings under the Loan will bear interest at rates equal to (i) the one month LIBOR rate for United States Dollar Deposits, determined monthly, plus 201 basis points. The interest rate increases upon an event of default.

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%.  The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership borrowed $25,000,000 to partially fund the purchase of Woodland Park. It paid down $8,000,000 through the financing of the property and its’ cash reserve. As of December 31, 2018, the credit line had an outstanding balance of $2,000,000.Subsequent to the end of the year, the line of credit was paid down in full.

On March 29, 2018, the Partnership drew down $8,000,000 in conjunction with the purchase of Webster Green Apartments.  On June 4, 2018, the Partnership paid down the credit line by $16,000,000 as a result of the proceeds from the refinancing of Hamilton Park Towers, LLC, also known as Dexter Park. In July, 2018, the Partnership paid down the line of credit by $4,000,000. In October of 2018, the Partnership paid down the line of credit by $3,000,000. As of December 31, 2018, the credit line had an outstanding balance of $2,000,000. Subsequent to the end of the year, the line was paid down in full.

On January 7, 2016, Captain Parker entered into a Multifamily Loan and Security Agreement with KeyBank National Association As a result of securing the financing, the Partnership used the proceeds of the loan and cash reserves of the Partnership to pay down the Line of Credit to zero. A payment was made on January 7, 2016 for $23,000,000, and another payment for $2,000,000 was made on January 15, 2016.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

On September 29, 2017, Woodland Park Partners, LLC entered into a Multifamily Loan and Security Agreement with KeyBank National Association. As a result of securing the financing, the Partnership used the proceeds of the loan to pay off the loan from HBC Holdings, LLC. The Line of Credit was paid down by $8,000,000 on October 5, 2017 with both proceeds from the financing and cash reserves of the Partnership.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $27,000 during the year ended December 31, 2018.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2018.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2018 and 2017 respectively, amounts received for prepaid rents of approximately $2,255,000 and $2,127,000 are included in cash and cash equivalents, and security deposits of approximately $2,571,000 and $2,420,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2019, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2019 and payable on March 31, 2019, of $9.60 per unit ($0.32 per receipt).

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

In 2018, regular quarterly distributions of $9.00 per unit ($0.30 per receipt) were paid in March, June, September and December.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2018	2017
Net Income per Depositary Receipt	$1.12	$1.86
Distributions per Depositary Receipt	$1.20	$2.15

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2018 are as follows:

Class A	44,671
Class B	10,609
General Partnership	559
55,839

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2018, the Partnership has repurchased 1,365,306 Depositary Receipts at an average price of $27.14 per receipt (or $814.20 per underlying Class A Unit), 3,072 Class B Units and 162 General Partnership Units, both at an average price of $926.26 per Unit, totaling approximately $40,274,000 including brokerage fees paid by the Partnership.

During the year ended December 31,2018, the Partnership did not purchase any Depositary Receipts.

During the year ended December 31, 2017, the Partnership purchased a total of 549 Depositary Receipts. The average price was $62.00 per receipt or  $1,860.00 per unit. The total cost including commission was $34,038. The

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Partnership was required to repurchase 4.3 Class B Units and 0.2 General Partnership units at a cost of $8,084 and $426 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings..

NOTE 10. RENTAL INCOME

During the year ended December 31, 2018, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non‑cancellable operating leases at December 31, 2018 as follows:

Commercial
Property Leases
2019	$2,677,000
2020	2,353,000
2021	1,820,000
2022	1,059,000
2023	670,000
Thereafter	812,000
$9,391,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $784,000,  $642,000 and $616,000 for the years ended December 31, 2018, 2017 and 2016 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 29% of the total commercial rental income.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2019	$459,408	22,120	11	16%
2020	232,198	5,959	8	8%
2021	835,995	40,586	7	29%
2022	554,214	14,355	7	19%
2023	444,280	13,591	6	15%
2024	230,439	6,222	5	8%
2025	—	—	—	0%
2026	—	—	—	0%
2027	—	—	—	0%
2028	—	—	—	0%
2029	142,450	3,850	1	5%
2030	—	—	—	0%
Totals	$2,898,984	106,683	45	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $532,000 and $644,000 at December 31, 2018 and 2017. Included in rents receivable at December 31, 2018 is approximately $118,000 resulting from recognizing rental income from non‑cancelable commercial leases with future rental increases on a straight‑line basis. The majority of this amount is for long‑term leases at 62 Boylston Street in Boston, Massachusetts.

Rents receivable at December 31, 2018 also includes approximately $101,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2018, 2017 and 2016, cash paid for interest was approximately $12,243,000,  $10,589,000 and $9,942,000 respectively. Cash paid for state income taxes was approximately $76,000,  $61,000 and $47,000 during the years ended December 31, 2018, 2017 and 2016 respectively. Additionally, the Partnership was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2018 and 2017, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2018 and 2017 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and notes payable, accounts payable and accrued expenses were

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

representative of their fair values due to the short‑term nature of these instruments or, the recent acquisition of these items.

At December 31, 2018 and 2017, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2018 and 2017, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre‑payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2018, the Partnership’s line of credit had an outstanding balance in the amount of $2,000,000, which represents its fair market value.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2018	*	$252,370,843	$233,362,501
At December 31, 2017	*	$233,221,258	$237,895,708
Investment Properties
At December 31, 2018	*	$166,492,692	$160,956,055
At December 31, 2017	*	$124,145,012	$125,519,974

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2018 and 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, accelerated depreciation, different tax lives, other items with limited tax deductibility and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Taxable income of approximately $4,841,000 was approximately $672,000 more than statement income for the year ended December 31, 2018. The cumulative tax basis of the Partnership’s real estate at December 31, 2018 is approximately $878,000 less than the statement basis. The primary reasons for the difference in tax basis are tax free exchanges, accelerated depreciation and bonus depreciation. The Partnership’s tax basis in its joint venture investments is approximately $1,121,000 more than statement basis.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2018	2017	2016
	(in thousands)
Financial statement (“book”) net income	$4,169	$6,938	$4,951
Book/Tax differences from depreciation and amortization	(4,675)	(3,097)	(1,411)
Book/Tax differences on tax free exchanges	1,087	1,344	1,257
Book/Tax differences from Investment Properties	313	—	(279)
Increase in prepaid rent and allowances	234	253	375
Business Interest Limitation	3,713	—	—
Taxable income	$4,841	$5,438	$4,893

Allowable accelerated depreciation deductions were extended through 2018.  The 2018 tax law changes had a significant impact on the taxable income of the Partnership. Future tax law changes may significantly affect taxable income.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2018, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2015 forward.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Partnership has invested in eight limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%‑50% ownership interests in each investment. The other investors were Harold Brown and five current and former employees of the Management Company. Harold Brown’s ownership interest was between 47.6% and 59%, with the balance owned by the others. A description of each investment is as follows:

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, is a 409 unit residential complex. The purchase price was $129,500,000. The original mortgage was $89,914,000 with an interest rate of 5.57% and it matured in 2019. The mortgage called for interest only payments for the first two years of the loan and amortized over 30 years thereafter.

On May 31, 2018, Hamilton Park Towers, LLC entered into a mortgage note with John Hancock Life Insurance Company (U.S.A.) in the principal amount of $125,000,000. Interest only payments on the note are payable on a monthly basis at a fixed interest rate of 3.99% per annum, and the principal amount of the note is due and payable on June 1, 2028. The Note is secured by a mortgage on the Dexter Park apartment complex located at 175 Freeman Street, Brookline, Massachusetts, pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2018. The Note is guaranteed by the Partnership and HBC Holdings, LLC pursuant to a Guaranty Agreement dated May 31, 2018.

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

At December 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000.This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the original amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years with a maturity date of March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000.  During the 12 months ended December 31,2018, 16 units were sold, resulting in a gain of approximately $2,438,000. As of December 31, 2017, 29 units were sold with a gain on the sales of approximately $3,628,000. As of December 31, 2018 an additional 2 units are under purchase and sales agreements, and the Partnership still owns 3 units. This investment is referred to as Hamilton Bay Apartments, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

During 2017, Hamilton Bay LLC, a Joint Venture, sold one unit for a gain of approximately $133,000. As of December 31, 2017, all units have been sold by this Joint Venture.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50‑car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At December 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Partnership obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2018, 1 unit was under purchase and sales agreement and the Partnership owned 3 units. 16 units were sold in the year ended December 31, 2018, resulting in a gain of approximately $1,973,000.  20 units were sold in the year ended December 31, 2017 with a gain on the sales of approximately $2,380,000. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10‑ year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was  5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000.  At December 31, 2018, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

share of any future operating deficiencies, if needed.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance was due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2018, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.The investment is referred to as Hamilton On Main LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture  made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2018, the balance of this mortgage before unamortized deferred financing costs is approximately $9,553,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Summary financial information as of December 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,222,446	$2,595,638	$6,005,953	$—	$—	$5,639,497	$16,718,616	$86,988,709	$125,170,859
Assets Held for Sale	—	—	—	265,622	379,515	—	—	—	645,137
Cash & Cash Equivalents	131,634	118,093	94,349	125,611	258,487	99,701	160,310	1,972,138	2,960,323
Rent Receivable	199,425	28,329	6,872	2,977	—	3,711	23,845	269,345	534,504
Real Estate Tax Escrow	71,579	—	19,863	—	—	30,801	96,761	—	219,004
Prepaid Expenses & Other Assets	267,028	115,491	64,930	22,439	113,164	19,476	64,371	1,043,892	1,710,791
Total Assets	$7,892,112	$2,857,551	$6,191,967	$416,649	$751,166	$5,793,186	$17,063,903	$90,274,084	$131,240,618
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,906,924	$—	$9,489,257	$—	$—	$5,896,001	$16,809,043	$124,391,467	$166,492,692
Accounts Payable & Accrued Expense	196,896	1,750	51,932	33,282	9,498	48,866	186,461	867,773	1,396,458
Advance Rental Pmts & Security Deposits	259,821	—	249,546	7,187	2,291	124,684	389,084	2,559,561	3,592,174
Total Liabilities	10,363,641	1,750	9,790,735	40,469	11,789	6,069,551	17,384,588	127,818,801	171,481,324
Partners’ Capital	(2,471,529)	2,855,801	(3,598,768)	376,180	739,377	(276,365)	(320,685)	(37,544,717)	(40,240,706)
Total Liabilities and Capital	$7,892,112	$2,857,551	$6,191,967	$416,649	$751,166	$5,793,186	$17,063,903	$90,274,084	$131,240,618
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,427,901	$—	$188,090	$369,689	$—	$—	$—	1,985,680
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,235,765)	$—	$(1,799,384)	$—	$—	$(138,183)	$(160,343)	$(15,017,887)	(18,351,562)
Total Investment in Unconsolidated Joint Ventures (Net)									$(16,365,882)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	42	148	409	689
Units to be sold	—	—	—	176	48	—	—	—	344
Units sold through February 1, 2019	—	—	—	174	47	—	—	—	341
Unsold units	—	—	—	2	1	—	—	—	3
Unsold units with deposits for future sale as of February 1, 2019	—	—	—	1	—	—	—	—	1

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Summary financial information for the year ended December 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,654,459	$244,137	$1,567,718	$112,785	$74,812	$1,077,105	$3,419,218	$15,769,019	$23,919,253
Laundry and Sundry Income	14,595	—	5,410	—	—	(364)	38,080	106,237	163,958
	1,669,054	244,137	1,573,128	112,785	74,812	1,076,741	3,457,298	15,875,256	24,083,211
Expenses
Administrative	21,146	9,280	27,601	5,939	12,566	5,449	56,339	222,472	360,792
Depreciation and Amortization	475,646	8,706	347,547	—	30,000	355,463	1,032,394	3,582,439	5,832,195
Management Fees	59,246	8,632	65,058	4,503	3,091	42,852	131,500	337,318	652,200
Operating	78,979	—	76,512	1,606	1,435	93,795	388,387	1,302,164	1,942,878
Renting	41,946	37,353	44,869	108	—	5,940	25,947	489,727	645,890
Repairs and Maintenance	159,486	8,643	130,926	94,680	92,268	121,222	663,314	1,395,609	2,666,148
Taxes and Insurance	247,729	64,529	147,217	46,164	36,094	127,505	426,665	1,731,155	2,827,058
	1,084,178	137,143	839,730	153,000	175,454	752,226	2,724,546	9,060,884	14,927,161
Income Before Other Income	584,876	106,994	733,398	(40,215)	(100,642)	324,515	732,752	6,814,372	9,156,050
Other Income (Loss)
Interest Expense	(440,676)	—	(384,824)	(50)	(101)	(237,707)	(770,342)	(5,032,626)	(6,866,326)
Interest Income	—	—	—	—	—	—	—	—	—
Other Income (Expense)	—	—	—	—	—	—		(3,829,950)	(3,829,950)
Gain on Sale of Real Estate	—	—	—	1,972,926	2,437,766	—	—	—	4,410,692
	(440,676)	—	(384,824)	1,972,876	2,437,665	(237,707)	(770,342)	(8,862,576)	(6,285,584)
Net Income (Loss)	$144,200	$106,994	$348,574	$1,932,661	$2,337,023	$86,808	$(37,590)	$(2,048,204)	$2,870,466
Net Income (Loss)—NERA 50%	$72,100	$53,497	$174,287	$966,331	$1,168,512	$43,404	$(18,795)		2,459,336
Net Income —NERA 40%								$(819,282)	(819,282)
									$1,640,054

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Future annual mortgage maturities at December 31, 2018 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2019	$—	$197,742	$—	$—	$	$197,742
12/31/2020	—	205,532	—	—		205,532
12/31/2021	—	213,629	—	—		213,629
12/31/2022	—	222,044	—	—		222,044
12/31/2023	—	230,791	—	—		230,791
Thereafter	10,000,000	8,482,775	6,000,000	16,900,000	125,000,000	166,382,775
	10,000,000	9,552,513	6,000,000	16,900,000	125,000,000	167,452,513
Less: unamortized deferred financing costs	(93,076)	(63,256)	(103,999)	(90,957)	(608,533)	(959,821)
	$9,906,924	$9,489,257	$5,896,001	$16,809,043	$124,391,467	$166,492,692

At December 31, 2018 the weighted average interest rate on the above mortgages was 3.87%. The effective rate was 3.98% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Summary financial information as of December 31, 2017

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,615,554	$2,598,297	$6,325,676	$—	$—	$5,870,833	$17,568,730	$89,746,236	$129,725,326
Assets Held for Sale	—	—	—	1,670,652	2,365,620	—	—	—	4,036,272
Cash & Cash Equivalents	293,801	46,076	105,074	86,495	448,952	88,436	145,149	969,064	2,183,047
Rent Receivable	21,478	—	9,057	7,129	9,199	2,121	14,879	152,759	216,622
Real Estate Tax Escrow	95,544	—	18,171	—	—	28,519	183,649	316,132	642,015
Prepaid Expenses & Other Assets	77,490	697	53,813	362,044	315,996	25,703	71,449	1,291,561	2,198,753
Total Assets	$8,103,867	$2,645,070	$6,511,791	$2,126,320	$3,139,767	$6,015,612	$17,983,856	$92,475,752	$139,002,035
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,893,135	$—	$9,672,846	$—	$—	$5,887,818	$16,792,991	$81,898,222	$124,145,012
Accounts Payable & Accrued Expense	57,811	1,700	56,417	11,151	23,049	49,540	137,282	750,666	1,087,616
Advance Rental Pmts& Security Deposits	313,218	—	234,870	11,649	19,365	76,426	361,677	2,469,208	3,486,413
Total Liabilities	10,264,164	1,700	9,964,133	22,800	42,414	6,013,784	17,291,950	85,118,096	128,719,041
Partners’ Capital	(2,160,297)	2,643,370	(3,452,342)	2,103,520	3,097,353	1,828	691,906	7,357,656	10,282,994
Total Liabilities and Capital	$8,103,867	$2,645,070	$6,511,791	$2,126,320	$3,139,767	$6,015,612	$17,983,856	$92,475,752	$139,002,035
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,321,684	$—	$1,051,759	$1,548,676	$913	$345,952	$2,943,060	$7,212,044
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,080,148)	$—	$(1,726,171)	$—	$—	$—	$—	$—	(2,806,319)
Total Investment in Unconsolidated Joint Ventures (Net)									$4,405,725
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	42	148	409	689
Units to be sold	—	—	—	176	48	—	—	—	344
Units sold through February 1, 2018	—	—	—	159	31	—	—	—	310
Unsold units	—	—	—	17	17	—	—	—	34
Unsold units with deposits for future sale as of February 1, 2018	—	—	—	7	4	—	—	—	11

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Summary financial information for the year ended December 31, 2017

2017		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,404,006	$227,856	$1,473,098	$352,888	$5,557	$544,482	$1,024,570	$3,359,971	$14,983,834	$23,376,262
Laundry and Sundry Income	15,424	—	5,380	—	—	—	2,620	37,968	101,131	162,523
	1,419,430	227,856	1,478,478	352,888	5,557	544,482	1,027,190	3,397,939	15,084,965	23,538,785
Expenses
Administrative	26,760	26,065	25,686	4,142	6,326	8,617	5,671	33,688	179,614	316,569
Depreciation and Amortization	456,728	2,830	348,502	82,383	81,655	181,152	349,910	1,005,595	3,376,142	5,884,897
Management Fees	59,873	9,114	61,513	13,056	253	19,947	39,976	133,138	323,136	660,006
Operating	70,847	—	70,599	458	38	4,239	87,284	360,706	1,146,768	1,740,939
Renting	37,474	—	36,194	392	181	241	7,992	36,767	282,022	401,263
Repairs and Maintenance	188,763	3,668	109,039	227,346	3,326	303,174	81,647	606,570	1,435,579	2,959,112
Taxes and Insurance	239,875	58,538	138,503	99,646	1,850	140,904	127,947	436,266	1,719,536	2,963,065
	1,080,320	100,215	790,036	427,423	93,629	658,274	700,427	2,612,730	8,462,797	14,925,851
Income Before Other Income	339,110	127,641	688,442	(74,535)	(88,072)	(113,792)	326,763	785,209	6,622,168	8,612,934
Other Income (Loss)
Interest Expense	(349,303)	—	(393,193)	(1,010)	(2)	(41,957)	(237,293)	(770,953)	(4,780,498)	(6,574,209)
Interest Income	—	—	—	—	—	—	—	—	—	—
Other Income	—	—	—	—	—	—	—		—	—
Gain on sale of real estate	—	—	—	2,379,763	133,297	3,628,205	—	—	—	6,141,265
	(349,303)	—	(393,193)	2,378,753	133,295	3,586,248	(237,293)	(770,953)	(4,780,498)	(432,944)
Net Income (Loss)	$(10,193)	$127,641	$295,249	$2,304,219	$45,223	$3,472,456	$89,470	$14,256	$1,841,670	$8,179,990
Net Income (Loss)—NERA 50%	$(5,097)	$63,821	$147,625	$1,152,109	$22,612	$1,736,228	$44,735	$7,127		3,169,159
Net Income —NERA 40%									$736,668	736,668
										$3,905,827

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Summary financial information for the year ended December 31, 2016

		Hamilton					Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Sales	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$8,011,942	$2,622,011	$6,587,662	$3,706,705	$140,635	$5,929,749	$6,165,266	$17,773,858	$91,943,516	$142,881,344
Cash & Cash Equivalents	167,953	52,321	57,635	144,831	18,576	923	47,795	95,294	1,496,250	2,081,578
Rent Receivable	25,604	—	9,840	10,568	2,452	5,520	—	6,133	204,956	265,073
Real Estate Tax Escrow	127,728	—	18,570	—	0	47,308	18,198	189,239	211,494	612,537
Prepaid Expenses & Other Assets	96,307	615	50,553	403,514	1,540	79,474	26,473	75,324	1,627,342	2,361,142
Total Assets	$8,429,534	$2,674,947	$6,724,260	$4,265,618	$163,203	$6,062,974	$6,257,732	$18,139,848	$95,483,558	$148,201,674
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,879,346	$—	$9,849,225	$—	$—	$4,430,574	$5,879,634	$16,776,940	$83,336,579	$130,152,298
Accounts Payable & Accrued Expense	59,227	1,700	65,948	9,432	3,137	12,277	50,643	157,812	673,585	1,033,761
Advance Rental Pmts& Security Deposits	218,582	—	236,679	61,883	1,822	82,693	120,096	347,446	2,667,408	3,736,609
Total Liabilities	10,157,155	1,700	10,151,852	71,315	4,959	4,525,544	6,050,373	17,282,198	86,677,572	134,922,668
Partners’ Capital	(1,727,621)	2,673,247	(3,427,592)	4,194,303	158,244	1,537,430	207,359	857,650	8,805,986	13,279,006
Total Liabilities and Capital	$8,429,534	$2,674,947	$6,724,260	$4,265,618	$163,203	$6,062,974	$6,257,732	$18,139,848	$95,483,558	$148,201,674
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,336,623	$—	$2,097,151	$79,122	$768,714	$103,679	$428,824	$3,522,393	8,336,505
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(863,810)	$—	$(1,713,796)	$—	$—	$—	$—	$—	$—	(2,577,606)
										$5,758,899
Total units/condominiums
Apartments	48	—	40	175	120	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	—	3
Total	49	1	40	176	120	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	—	42	148	409	689
Units to be sold	—	—	—	176	120	48	—	—	—	344
Units sold through February 1, 2017	—	—	—	139	119	—	—	—	—	258
Unsold units	—	—	—	37	1	—	—	—	—	38
Unsold units with deposits for future sale as of February 1, 2017	—	—	—	5	1	—	—	—	—	6

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

Summary financial information for the year ended December 31, 2016

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,534,910	$240,000	$1,471,455	$798,710	$40,290	$969,220	$992,980	$3,236,490	$14,731,240	$24,015,295
Laundry and Sundry Income	15,263	—	4,707	—	—	—	1,326	40,720	108,711	170,727
	1,550,173	240,000	1,476,162	798,710	40,290	969,220	994,306	3,277,210	14,839,951	24,186,022
Expenses
Administrative	31,400	1,740	34,512	9,636	6,295	10,768	6,557	48,753	187,176	336,837
Depreciation and Amortization	452,186	2,830	348,169	184,898	4,921	298,503	341,645	961,390	3,261,594	5,856,136
Management Fees	63,880	9,600	60,545	30,493	1,745	38,258	40,648	129,134	317,947	692,250
Operating	103,761	—	72,280	919	315	2,358	96,690	328,915	1,165,589	1,770,827
Renting	26,731	—	22,395	1,789	—	4,354	6,202	19,354	250,675	331,500
Repairs and Maintenance	157,398	3,150	66,606	296,423	22,054	413,972	84,307	558,988	1,391,171	2,994,069
Taxes and Insurance	227,148	58,725	130,867	161,984	9,236	164,667	121,365	476,185	1,541,959	2,892,136
	1,062,504	76,045	735,374	686,142	44,566	932,880	697,414	2,522,719	8,116,111	14,873,755
Income Before Other Income	487,669	163,955	740,788	112,568	(4,276)	36,340	296,892	754,491	6,723,840	9,312,267
Other Income (Loss)
Interest Expense	(289,041)		(397,726)	(150,061)	(71)	(261,440)	(286,628)	(772,201)	(4,875,137)	(7,032,305)
Interest Income	—	—	—	10	—	—	—	—	—	10
Other Income	—	—	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—	1,324,174	337,251	—	—	—	—	1,661,425
	(289,041)	—	(397,726)	1,174,123	337,180	(261,440)	(286,628)	(772,201)	(4,875,137)	(5,370,870)
Net Income (Loss)	$198,628	$163,955	$343,062	$1,286,692	$332,904	$(225,100)	$10,263	$(17,710)	$1,848,705	$3,941,397
Net Income (Loss)—NERA 50%	$99,314	$81,978	$171,530	$643,347	$166,451	$(112,549)	$5,132	$(8,855)		1,046,345
Net Income —NERA 40%									$739,482	739,482
										$1,785,827

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

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

NOTE 16. SALES OF REAL ESTATE

Gain on the Sale of property at Hamilton Green in 2016:
Sale price	$1,000,000
Net book value	668,544
Expense of sale	227,013
Gain on the sale of real estate	$104,443

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Revenue	$14,059,000	$14,630,257	$14,545,533	$14,779,274	$58,014,064
Expenses	10,297,296	10,759,024	11,329,228	10,710,144	43,095,692
Income Before Other Income and Discontinued Operations	3,761,704	3,871,233	3,216,305	4,069,130	14,918,372
Other Expenses	(1,883,146)	(3,817,907)	(2,555,976)	(2,492,253)	(10,749,282)
Net Income	$1,878,558	$53,326	$660,329	$1,576,877	$4,169,090
Net Income per Unit before Discontinued Operations	$15.10	$0.43	$5.31	$12.68	$33.52
Net Income Per Unit	$15.10	$0.43	$5.31	$12.68	$33.52
Income Per Depositary Receipt Before Discontinued Operations	$0.50	$0.01	$0.18	$0.43	$1.12
Net Income Per Depositary Receipt	$0.50	$0.01	$0.18	$0.43	$1.12

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

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

NOTE 18—SUBSEQUENT EVENTS

From January 1, 2019 through March 8, 2019, the Partnership purchased a total of 41,900 Depository Receipts. The average price was $54.11 per receipt or $1,623.00 per unit. The total cost was $2,267,072. Included in the above purchase is a block purchase of 40,000 Depository Receipts  from the former president of the management company.

The Partnership is required to purchase 332 Class B units and 17 General Partnership units at a cost of $538,421 and $28,338 respectively.

In January of 2019, the Partnership paid off the balance of $2,000,000 on the Line of Credit

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc. (“New Real”), the general partner, of New England Realty Associates Limited Partnership (the “Partnership”) died.  As a result, Mr. Brown’s estate currently holds voting control over the NewReal shares.

Effective as of February 24, 2019, the Board of Directors of the Partnership’s general partner, NewReal Inc. (“NewReal”), elected Jameson Brown as the Treasurer and Chief Financial Officer of New Real to fill the vacancy created by the death of Harold Brown, who served as both the Treasurer and a director of NewReal.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2018

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	643,990	357,789		469,618	532,161
Year Ended December 31, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	523,004	422,109		301,123	643,990
Year Ended December 31, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	372,828	365,746		215,570	523,004

(a)	Uncollectible accounts written off

EXHIBIT INDEX NOTE UPDATE IN CONJUNCTION WITH 12/31/18 EXHIBITS*****

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503‑509 Pleasant Street, LLC.(20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013(17)
(10.15)	Loan Agreement dated July 15, 2013(18)
(10.16)	Revolving Line of Credit dated July 31, 2014(19)
(10.17)	Purchase and Sale Agreement dated August 27, 2015, between Avalon II Massachusetts Value I, L.P., and the Residences at Captain Parker, LLC (25)
(10.18)	Multifamily Loan and Security Agreement dated January 7, 2016 between Residences at Captain Parker, LLC (“Captain Parker”) and KeyBank National Association (“KeyBank”)(21)
(10.19)	Multifamily Note Floating Rate dated January 7, 2016,in the principal amount of $20,071,000 made by Captain Parker(22)
(10.20)	Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture filing Massachusetts dated January 7, 2016 between Captain Parker and KeyBank (23)
(10.21)	Guaranty dated January 7, 2016, made by New England realty associates Limited Partnership as a limited guarantor (24)
(10.22)	Offer to Purchase Agreement dated June 19, 2017 by and between New England Realty Associates Limited Partnership as buyer and M.J. Realty Trust II, as seller. (26)
(10.23)	Assignment and Assumption Agreement dated July 6, 2017, by and between New England Realty Associates Limited Partnership and M.J. Realty Trust II. (27)
(10.24)	Promissory Note dated July 6, 2017 in the principal amount of $16,000,000 payable to HBC Holdings, LLC, made by New England Realty Associates Limited Partnership.(28)
(10.25)	Pledge Agreement dated July 6, 2017, by and between New England Associates Limited Partnership and HBC Holdings, LLC.(29)

(10.26)	Mortgage Note dated as of May 31,2018 in the principal amount of $125,000,000 payable to John Hancock Life Insurance Company (U.S.A.), made by Hamilton Park Towers, LLC (30)
(10.27)	Mortgage, assignment of Leases and Rents and Security Agreement dated May 31, 2018 by and between Hamilton Park Towers, LLC and John Hancock Life Insurance Company (U.S.A.).(31)
(10.28)	Guaranty Agreement dated as of May31,2018 made by New England Realty associates Limited Partnership and HBC Holdings, LLC in favor of John Hancock Life Insurance Company (U.S.A.) (32)
(21)	Subsidiaries of the Partnership.(4)
(31.1)

Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)

(31.2)

Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 of Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

(32.1)

Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10‑K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Notes 2 and 14 to Financial Statements included as part of this Form 10‑K.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8‑K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.

(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2016.
(26)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(27)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(28)	Incorporated herein by reference to Exhibit 10.4 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.5 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.

(30)	Incorporated herein by reference to Exhibit 10.1 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(31)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(32)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New England Realty Associates Limited Partnership

By:	/s/ Jameson Brown
Jameson Brown, Treasurer

By:	/s/ Ronald Brown
Ronald Brown, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 13, 2019
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 13, 2019
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ Guilliaem Aertsen	Director of the General Partner	March 13, 2019
Guilliaem Aertsen

/s/ David Aloise	Director of the General Partner	March 13, 2019
David Aloise

/s/ Eunice Harps	Director of the General Partner	March 13, 2019
Eunice Harps