Form 10-K/A
period 2018-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2019-03-27
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes .☐  No ☒

At June 30, 2018, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $148,430,661 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

As of March 1, 2019, there were 98,119 of the registrant’s Class A units (2,943,578 Depositary Receipts) of limited partnership issued and outstanding and 23,303 Class B units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Original Filing), filed with the U.S. Securities and Exchange Commission on March 13, 2019 (Original Filing Date). The sole purpose of this Amendment No. 1 is to amend the cover page by checking the box indicating that we now qualify as a smaller reporting company.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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
(31.1)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership)

(31.2)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

(32.1)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Harold Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).(33)

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.(33)

(1)         Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.

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

(21)  Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.

(22)  Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.

(23)  Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.

(24)  Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.

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

(33)  Previously filed with Form 10-K filed on March 13,2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New England Realty Associates Limited Partnership

Date: March 27, 2019	By:	/s/ Jameson Brown
Jameson Brown, Treasurer

Date: March 27, 2019	By:	/s/ Ronald Brown
Ronald Brown, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 27, 2019
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 27, 2019
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ Guilliaem Aertsen	Director of the General Partner	March 27, 2019
Guilliaem Aertsen

/s/ David Aloise	Director of the General Partner	March 27, 2019
David Aloise

/s/ Eunice Harps	Director of the General Partner	March 27, 2019
Eunice Harps