Form 10-Q
period 2019-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2019-05-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A	NEN	NYSE MKT Exchange

As of May 3, 2019, there were 98,073 of the registrant’s Class A units (2,942,187 Depositary Receipts) of limited partnership issued and outstanding and 23,292 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)
Rental Properties	$227,660,057	$230,511,263
Cash and Cash Equivalents	7,649,882	9,059,901
Rents Receivable	779,159	762,923
Real Estate Tax Escrows	471,913	495,824
Prepaid Expenses and Other Assets	4,812,005	4,219,749
Investments in Unconsolidated Joint Ventures	1,801,702	1,985,680
Total Assets	$243,174,718	$247,035,340
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	251,953,066	252,370,843
Notes Payable	—	2,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	18,858,645	18,351,562
Accounts Payable and Accrued Expenses	4,126,517	3,927,889
Advance Rental Payments and Security Deposits	6,468,073	6,009,056
Total Liabilities	281,406,301	282,659,350
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 122,591 and 124,386 units outstanding in 2019 and 2018 respectively	(38,231,583)	(35,624,010)
Total Liabilities and Partners’ Capital	$243,174,718	$247,035,340

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Rental income	$14,768,475	$13,942,645
Laundry and sundry income	113,669	116,355
	14,882,144	14,059,000
Expenses
Administrative	612,757	539,145
Depreciation and amortization	3,682,678	3,507,091
Management fee	590,610	559,629
Operating	1,884,017	1,900,766
Renting	182,058	107,899
Repairs and maintenance	1,944,231	1,814,283
Taxes and insurance	2,034,106	1,868,483
	10,930,457	10,297,296
Income Before Other Income (Expense)	3,951,687	3,761,704
Other Income (Expense)
Interest income	179	164
Interest expense	(3,000,289)	(2,984,210)
Income from investments in unconsolidated joint ventures	548,939	1,100,900
	(2,451,171)	(1,883,146)
Net Income	$1,500,516	$1,878,558

Net Income per Unit	$12.21	$15.10

Weighted Average Number of Units Outstanding	122,941	124,386

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units							Partners’s Capital
	Limited		General		Treasury			Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total		Class A	Class B	Partnership	Total
Balance January 1, 2018	144,180	34,243	1,802	180,225	55,839	124,386		$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—		(895,585)	(212,701)	(11,195)	(1,119,481)
Stock Buyback	—	—	—	—		—		—	—	—	—
Net Income	—	—	—	—	—	—		1,502,846	356,926	18,786	1,878,558
Balance March 31, 2018	144,180	34,243	1,802	180,225	55,839	124,386		$(27,673,024)	(6,538,922)	(344,154)	(34,556,100)

Balance January 1 , 2019	144,180	34,243	1,802	180,225	55,839	124,386		$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—		(941,882)	(223,697)	(11,774)	(1,177,353)
Stock Buyback				—	1,795	(1,795)	—	(2,344,601)	(556,828)	(29,307)	(2,930,736)
Net Income	—	—	—	—	—	—		1,200,413	285,098	15,005	1,500,516
Balance March 31, 2019	144,180	34,243	1,802	180,225	57,634	122,591		$(30,613,422)	$(7,237,252)	$(380,909)	$(38,231,583)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,500,516	$1,878,558
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,682,678	3,507,091
Amortization of deferred financing costs	54,843	51,541
(Income) from investments in joint ventures	(548,939)	(1,100,900)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	425,000	1,770,000
(Increase) Decrease in rents receivable	(16,236)	(23,160)
Increase (Decrease) in accounts payable and accrued expense	198,628	(25,471)
Decrease in real estate tax escrow	23,911	1,640
(Increase) in prepaid expenses and other assets	(746,891)	(523,530)
Increase in advance rental payments and security deposits	459,025	87,257
Total Adjustments	3,532,019	3,744,468
Net cash provided by operating activities	5,032,535	5,623,026
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	823,490	210,402
(Investment) in unconsolidated joint ventures	(8,490)	(526,402)
Improvement of rental properties	(676,844)	(868,468)
Purchase of rental property	—	(13,213,294)
Net cash provided by (used in) investing activities	138,156	(14,397,762)
Cash Flows from Financing Activities
Payment of financing costs	—	(148,004)
Proceeds of mortgage notes payable	—	83,684
Proceeds of notes payable	—	8,000,000
Payment of note payable	(2,000,000)	—
Principal payments of mortgage notes payable	(472,621)	(452,900)
Stock buyback	(2,930,736)	—
Distributions to partners	(1,177,353)	(1,119,481)
Net cash provided by (used in) financing activities	(6,580,710)	6,363,299
Net (Decrease) Increase in Cash and Cash Equivalents	(1,410,019)	(2,411,437)
Cash and Cash Equivalents, at beginning of period	9,059,901	7,238,905
Cash and Cash Equivalents, at end of period	$7,649,882	$4,827,468

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

  NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 27 properties which include 19 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,711 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50%  interest in 8 residential and mixed use properties consisting of 690 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $55,000 and $52,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2019 or 2018 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the  Partnership’s revenues in 2019 or 2018. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2019, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 1.61%. At March 31, 2019 and December 31, 2018, respectively approximately $7,406,000, and $10,784,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $62,969 and $44,381 for the three months ended March 31, 2019 and 2018, respectively.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2019 and 2018 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2019, the Partnership and its Subsidiary Partnerships owned 2,711 residential apartment units in 23 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2019, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at March 31, 2019 with a total of 690 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2019	December 31, 2018	Useful Life
Land, improvements and parking lots	$72,547,547	$72,547,547	15	-	40	years
Buildings and improvements	221,837,652	221,697,939	15	-	40	years
Kitchen cabinets	12,247,767	12,134,519	5	-	10	years
Carpets	7,773,940	7,591,591	5	-	10	years
Air conditioning	603,149	603,149	5	-	10	years
Laundry equipment	349,071	327,643	5	-	7	years
Elevators	1,873,847	1,839,590	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	13,016,249	12,919,389	5	-	30	years
Motor vehicles	216,260	216,260			5	years
Fences	38,213	38,213	5	-	15	years
Furniture and fixtures	7,102,834	7,013,845	5	-	7	years
Smoke alarms	528,097	528,097	5	-	7	years
Total fixed assets	338,579,255	337,902,411
Less: Accumulated depreciation	(110,919,198)	(107,391,148)
	$227,660,057	$230,511,263

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $591,000 and $560,000 for the three months ended March 31, 2019 and 2018, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2019 and 2018, approximately $349,000 and $354,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2019 expenses referred to above, approximately $108,000 consisted of repairs and maintenance, $90,000 of administrative expense and $1,000 for rental commissions. Approximately $150,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2019, the Hamilton Company received approximately $316,000 from the Investment Properties of which approximately $163,000 was the management fee, approximately $121,000 for rental commissions, approximately $18,000 was for maintenance services, approximately $11,000 was for administrative services and approximately $3,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $789,000 and $824,000 for the three months ended March 31, 2019 and 2018, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2018. For the three months ended March 31, 2019, the Partnership contributed $12,000 for the employer’s match portion to the plan. See Note 15.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2019 and 2018, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. During the three months ended March  31, 2018 this individual received fees of $18,750. At June 29, 2018, the individual resigned his position.

The Partnership has invested in eight limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors are the Estate of Harold Brown, and five current and previous employees of the Management Company. Harold Brown’s ownership interest was between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

NOTE 4. OTHER ASSETS

Approximately $2,639,000, and $2,571,000 of security deposits are included in prepaid expenses and other assets at March 31, 2019 and December 31, 2018, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at March 31, 2019 and December 31, 2018 is approximately $494,000 and $477,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Webster Green Apartments and Woodland Park Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $18,000 net of accumulated amortization of approximately $1,093,000 and approximately $152,000 net of accumulated amortization of approximately $959,000 at March 31, 2019 and December 31, 2018, respectively.

Financing fees in association with the line of credit of approximately $68,000 and $78,000 are net of accumulated amortization of approximately $60,000 and $50,000 at March 31, 2019 and December 31, 2018 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2019 and December 31, 2018, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2019, the interest rates on these loans ranged from 3.76% to 5.81%, payable in monthly installments aggregating approximately $1,139,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At March 31, 2019, the weighted average interest rate on the above mortgages was 4.63%. The effective rate of 4.71% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,354,000 and $1,420,000 are net of accumulated amortization of approximately $1,363,000 and $1,298,000 at March  31, 2019 and December 31, 2018, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2019 are as follows:

2020—current maturities	$4,319,000
2021	2,049,000
2022	2,606,000
2023	67,098,000
2024	38,362,000
Thereafter	138,804,000
253,238,000
Less: unamortized deferred financing costs	(1,285,000)
$251,953,000

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

On March 29, 2018, the Partnership drew down $8,000,000 in conjunction with the purchase of Webster Green Apartments.  On June 4, 2018, the Partnership paid down the credit line by $16,000,000 as a result of the proceeds from the refinancing of Hamilton Park Towers, LLC, also known as Dexter Park. In July, 2018, the Partnership paid down the line of credit by $4,000,000. In October of 2018, the Partnership paid down the line of credit by $3,000,000. In January 2019, the Partnership paid off  the $2,000,000 balance on the line of credit.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $12,000 in fees for the three months ended March 31, 2019.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of March 31, 2019.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2019, amounts received for prepaid rents of approximately $2,234,000 are included in cash and cash equivalents, and security deposits of approximately $2,639,000 are included in prepaid expenses and other assets and are restricted cash.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2019	2018
Net Income per Depositary Receipt	$0.41	$0.50
Distributions per Depositary Receipt	$0.32	$0.30

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2019 are as follows:

Class A	46,107
Class B	10,950
General Partnership	577
57,634

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2019, the Partnership has repurchased 1,408,401 Depositary Receipts at an average price of $27.97 per receipt (or $839.10 per underlying Class A Unit), 3,413 Class B Units and 180 General Partnership Units, both at an average price of $996.79 per Unit, totaling approximately $43,205,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2019, the Partnership purchased a total of 43,095 Depositary Receipts. The average price was $54.40 per receipt or $1,632.12 per unit. The total cost including commission was $2,344,601. The Partnership was required to repurchase 341 Class B Units and 18 General Partnership units at a cost of $556,828 and $29,307 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

In February, 2019, a water pipe broke at Hamilton Oak in Brockton, MA. resulting in the evacuation of 40 apartments for approximately one week. The Partnership has insurance coverage on both the repairs and rental loss. As of March 31, 2019, the Partnership has received $75,000 on this claim, and has an estimated insurance recovery receivable of approximately $212,000, which is included on the prepaid expenses and other assets as of March 31, 2019.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2019, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2019 as follows:

Commercial
Property Leases
2020	$2,565,000
2021	2,299,000
2022	1,591,000
2023	946,000
2024	523,000
Thereafter	756,000
$8,680,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $129,000 and $223,000  for the three months ended March 31, 2019 and 2018 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 36% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2020	$454,412	22,400	12	16%
2021	225,337	5,679	7	8%
2022	1,143,867	47,854	10	39%
2023	246,341	7,087	4	9%
2024	658,784	19,209	8	22%
2025	15,936	604	3	1%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	—	—	—	—%
2030	142,450	3,850	1	5%
Totals	$2,887,127	106,683	45	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $369,000 and $532,000 at March 31, 2019 and December 31, 2018. Included in rents receivable at March 31, 2019 is approximately $69,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street and Staples Plaza in Massachusetts.

Rents receivable at March 31, 2019 also includes approximately $82,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2019 and 2018, cash paid for interest was approximately $2,944,000, and $3,010,000 respectively.  Cash paid for state income taxes was approximately $48,000 and $47,000 during the three months ended March 31, 2019 and 2018 respectively. Additionally, at March 31,2018, the Partnership was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2019 and December 31, 2018, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2019 and December 31, 2018 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2019 and December 31, 2018, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2019 and December 31, 2018, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2019	*	$251,953,066	$235,100,502
At December 31, 2018	*	$252,370,843	$233,362,501
Investment Properties
At March 31, 2019	*	$166,471,296	$163,347,932
At December 31, 2018	*	$166,492,692	$160,956,055

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2019, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2015 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Partnership has invested in eight limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three partnerships investing in commercial property. The Partnership has between a 40%-50% ownership interest in each investment. The other investors were Harold Brown, and five current and former employees of the Management Company. Harold Brown’s ownership interest was between 47.6% and 59%, with the balance owned by the others. A description of each investment is as follows:

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

At March 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000.This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was  $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the  48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. 2 units were sold in the first three months of 2019, resulting in a gain of approximately $433,000. This investment is referred to as Hamilton Bay Apartments, LLC. As of March 31, 2019, all units were sold by this Joint Venture.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At March 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of March 31, 2019,  1 unit was under purchase and sales agreement and the Partnership owned 3 units. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At March 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000.This investment is referred to as Hamilton Minuteman, LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At March 31, 2019, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.The investment is referred to as Hamilton on Main LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2019, the balance of this mortgage before unamortized deferred financing costs is approximately $9,504,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of March 31, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,117,613	$2,595,015	$5,919,727	$103,238	$0	$5,556,929	$16,490,749	$86,186,211	$123,969,482
Rental property held for sale	0	0	0	159,188	0	0	0	0	159,188
Cash & Cash Equivalents	192,441	169,930	213,656	51,285	359,291	132,903	163,789	1,853,435	3,136,730
Rent Receivable	222,191	49,619	4,437	2,441	0	1,487	17,049	136,962	434,186
Real Estate Tax Escrow	72,624	—	50,334	—	0	28,960	95,525	0	247,443
Prepaid Expenses & Other Assets	274,111	110,681	61,989	30,377	3,595	16,287	105,663	1,022,670	1,625,373
Total Assets	$7,878,980	$2,925,245	$6,250,143	$346,529	$362,886	$5,736,566	$16,872,775	$89,199,278	$129,572,402
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,910,371	$—	$9,442,200	$—	$—	$5,898,047	$16,813,056	$124,407,623	$166,471,297
Accounts Payable & Accrued Expense	84,485	2,187	121,342	10,844	10,951	61,051	205,044	701,699	1,197,603
Advance Rental Pmts & Security Deposits	297,683	—	283,486	7,174	101	123,167	391,075	2,620,890	3,723,576
Total Liabilities	10,292,539	2,187	9,847,028	18,018	11,052	6,082,265	17,409,175	127,730,212	171,392,476
Partners’ Capital	(2,413,559)	2,923,058	(3,596,885)	328,511	351,834	(345,699)	(536,400)	(38,530,934)	(41,820,074)
Total Liabilities and Capital	$7,878,980	$2,925,245	$6,250,143	$346,529	$362,886	$5,736,566	$16,872,775	$89,199,278	$129,572,402
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,461,529	$	$164,256	$175,917	$	$	$	1,801,702
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,206,780)	$—	$(1,798,443)	$—	$—	$(172,850)	$(268,200)	$(15,412,374)	(18,858,645)
Total Investment in Unconsolidated Joint Ventures (Net)									$(17,056,944)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	1,033
Units to be retained	49	1	40	—	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	343
Units sold through May 1, 2019	—	—	—	173	48	—	—	—	221
Unsold units	—	—	—	3	—	—	—	—	3
Unsold units with deposits for future sale as of May 1, 2019	—	—	—	1	—	—	—	—	1

Financial information for the three months ended March 31, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$459,573	$75,290	$385,243	$23,594	$3,629	$274,837	$822,668	4,028,259	$6,073,093
Laundry and Sundry Income	3,005	—	1,389	—	—	1,907	10,062	24,025	40,388
	462,578	75,290	386,632	23,594	3,629	276,744	832,730	4,052,284	6,113,481
Expenses
Administrative	5,379	2,092	5,390	1,694	3,445	3,716	17,847	55,532	95,095
Depreciation and Amortization	119,544	5,074	86,226	3,196	5,420	88,595	258,438	900,101	1,466,594
Management Fees	17,206	2,160	14,056	965	145	11,067	31,868	86,149	163,616
Operating	21,450	8	22,603	775	(109)	23,755	107,289	381,644	557,415
Renting	3,330	—	3,520			2,032	16,112	19,663	44,657
Repairs and Maintenance	37,884	—	18,467	8,040	10,266	36,672	124,192	256,585	492,106
Taxes and Insurance	61,830	15,677	40,241	7,349	4,906	32,251	104,431	518,726	785,411
	266,623	25,011	190,503	22,019	24,073	198,088	660,177	2,218,400	3,604,894
Income Before Other Income	195,955	50,279	196,129	1,575	(20,444)	78,656	172,553	1,833,884	2,508,587
Other Income (Loss)
Interest Expense	(121,005)	—	(94,247)		(6)	(57,991)	(188,268)	(1,270,103)	(1,731,620)
Gain on Sale of Real Estate		—	—	754	432,908				433,662
	(121,005)	—	(94,247)	754	432,902	(57,991)	(188,268)	(1,270,103)	(1,297,958)
Net Income (Loss)	$74,950	$50,279	$101,882	$2,329	$412,458	$20,665	$(15,715)	$563,781	$1,210,629
Net Income (Loss)—NERA 50%	$37,475	$25,140	$50,941	$1,165	$206,229	$10,333	$(7,858)		323,424
Net Income —NERA 40%								$225,515	225,515
									$548,939

Future annual mortgage maturities at March 31, 2019 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3//31/2020	$—	$199,661	$	$—	$	$199,661
3/31/2021	—	207,527		—		207,527
3/31/2022	—	215,702	—	—		215,702
3/31/2023	—	224,199	—	—		224,199
3/31/2024	—	233,032	—	—		233,032
Thereafter	10,000,000	8,423,670	6,000,000	16,900,000	125,000,000	166,323,670
	10,000,000	9,503,791	6,000,000	16,900,000	125,000,000	167,403,791
Less: unamortized deferred financing costs	(89,629)	(61,591)	(101,953)	(86,944)	(592,377)	(932,494)
	$9,910,371	$9,442,200	$5,898,047	$16,813,056	$124,407,623	$166,471,297

At March 31, 2019 the weighted average interest rate on the above mortgages was 3.87%. The effective rate was 3.94% including the amortization expense of deferred financing costs.

Summary financial information as March 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,515,492	$2,597,633	$6,242,990	$887,890	$1,583,448	$5,854,350	$17,359,777	$89,284,170	$131,325,750
Cash & Cash Equivalents	148,701	50,004	123,091	136,822	122,350	107,268	102,710	861,790	1,652,736
Rent Receivable	133,580	—	19,937	6,902	2,463	5,206	21,196	221,175	410,459
Real Estate Tax Escrow	83,760	—	46,751	—	—	32,229	152,782	349,904	665,426
Prepaid Expenses & Other Assets	80,429	279	50,269	586,555	693,936	17,475	95,705	2,668,635	4,193,283
Total Assets	$7,961,962	$2,647,916	$6,483,038	$1,618,169	$2,402,197	$6,016,528	$17,732,170	$93,385,674	$138,247,654
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,896,582	$—	$9,627,636	$—	$—	$5,889,863	$16,797,004	$81,509,648	$123,720,733
Accounts Payable & Accrued Expense	74,966	2,188	87,137	8,434	9,554	55,333	169,932	634,933	1,042,477
Advance Rental Pmts& Security Deposits	341,039	—	245,550	12,555	10,975	112,103	321,274	2,608,580	3,652,076
Total Liabilities	10,312,587	2,188	9,960,323	20,989	20,529	6,057,299	17,288,210	84,753,161	128,415,286
Partners’ Capital	(2,349,625)	2,645,728	(3,477,285)	1,597,180	2,381,668	(40,771)	443,960	8,630,513	9,831,368
Total Liabilities and Capital	$7,962,962	$2,647,916	$6,483,038	$1,618,169	$2,402,197	$6,016,528	$17,732,170	$93,383,674	$138,246,654
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,322,863	$—	$798,589	$1,190,833	$	$221,979	$3,452,204	$6,986,470
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,174,814)	$—	$(1,738,644)	$—	$—	$(20,387)	$—	$—	(2,933,844)
Total Investment in Unconsolidated Joint Ventures (Net)									$4,052,626
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	1,033
Units to be retained	49	1	40	0	0	42	148	409	690
Units to be sold	—	—	—	176	46	—	—	—	343
Units sold through May1, 2018	—	—	—	143	1	—	—	—	264
Unsold units	—	—	—	32	47	—	—	—	79
Unsold units with deposits for future sale as of May 1, 2018	—	—	—	4	10	—	—	—	14

Financial information for the three months ended March 31, 2018

						Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$411,222	$53,928	$403,837	$38,221	$22,203	$263,051	$858,213	$3,894,603	$5,945,278
Laundry and Sundry Income	3,005	—	1,217	—	—	675	9,126	24,688	38,711
	414,227	53,928	405,054	38,221	22,203	263,726	867,339	3,919,291	5,983,989
Expenses
Administrative	9,680	488	6,455	1,499	3,066	1,824	13,127	65,429	101,568
Depreciation and Amortization	114,285	665	86,251	—	10,000	87,722	255,506	874,142	1,428,571
Management Fees	13,204	2,157	16,126	1,508	1,022	10,368	32,443	83,012	159,840
Operating	24,131	—	20,580	156	825	33,850	120,393	379,875	579,810
Renting	3,291	—	497	—	—	3,378	8,652	29,782	45,600
Repairs and Maintenance	54,501	4,163	21,497	40,207	34,224	19,617	182,374	318,666	675,249
Taxes and Insurance	62,527	16,723	41,631	18,171	16,459	31,046	104,551	419,289	710,397
	281,619	24,196	193,037	61,541	65,596	187,805	717,046	2,170,195	3,701,035
Income Before Other Income	132,608	29,732	212,017	(23,320)	(43,393)	75,921	150,293	1,749,096	2,282,954
Other Income (Loss)
Interest Expense	(99,313)	—	(96,961)	(26)	(49)	(58,519)	(188,239)	(1,166,238)	(1,609,345)
Interest Income		—	—			—	—	—	—
Gain on sale of real estate		—	—	817,006	827,757	—	—	—	1,644,763
	(99,313)	—	(96,961)	816,980	827,708	(58,519)	(188,239)	(1,166,238)	35,418
Net Income (Loss)	$33,295	$29,732	$115,056	$793,660	$784,315	$17,402	$(37,946)	$582,858	$2,318,372
Net Income (Loss)—NERA 50%	$16,648	$14,866	$57,528	$396,830	$392,158	$8,701	$(18,973)		867,757
Net Income (Loss)—NERA 40%								$233,143	233,143
									$1,100,900

NOTE 15. EMPLOYEE BENEFIT 401(k) PLANS

Effective January 1, 2019, employees of the Partnership, who meet certain minimum age and service requirements, are eligible to participate in the Management Company’s 401(k) Plan (the “401(k) Plan”).  Eligible employees may elect to defer up to 90 percent of their eligible compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to the 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2019 was $12,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17—SUBSEQUENT EVENTS

From April 1, 2019 through May 3, 2019, the Partnership purchased a total of 1,540 Depository Receipts. The average price was $64.91 per receipt or $1,947.21 per unit. The total cost was $96,861.

The Partnership is required to purchase 12 Class B units and 1 General Partnership units at a cost of $23,740 and $1,249 respectively.

The Partnership is currently negotiating a refinancing of the mortgage for Captain Parker held by KeyBank. The new loan would be for $20,750,000 for 10 years, interest only at 4.05%. If the negotiation is successful, there will be a 1% prepayment penalty on the existing loan balance of $20,071,000. The penalty charge would be approximately $200,000, and would have a material effect on the 2019 second quarter net income. The Partnership is expected to close on the refinancing at the end of May, 2019.

Effective as of May 3, 2019, the Board of Directors of the Partnership’s General Partner, NewReal, Inc. (“New Real”), elected Andrew Bloch as a member of the Board. Mr. Bloch is the CO-CEO and CFO of The Hamilton Company, Inc., the Manager of the Partnership’s properties.

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

During the first quarter of 2019, rents continued to increase with average increases of 4.1% for renewals and 2.8% for new leases.  Early indications for 2019 are that rents will continue to increase and renewal rents are expected to be in the range of 3-4%.

For the first quarter of 2019, including the purchase of Hamilton Highlands, consolidated revenue increased by 5.9%, operating expenses increased by 6.2% and Income before Other Income (Expense) grew by 5.1%. Excluding the Hamilton Highland acquisition, same store revenue grew by 2.4%, operating expenses decreased by 1.9% and Income before Other Income (Expense) grew by 13.9%. For the same reporting period, vacancy was 2.8% vs 2.4%. Excluding Depreciation and Amortization, same store revenues (excluding Woodland Park and Hamilton Highlands) grew by 2.4%, operating expenses by 2.6% and Net Operating Income by 2.1%. Management believes similar same store operating results will be achieved for 2019 and that the recent acquisition will result in higher performance.

The Joint Ventures of 1025 Hancock and Hamilton Bay made significant progress in 2018 towards the goal of completely selling out all residential condominium units.   Each Joint Venture sold 16 units in 2018, 1025 Hancock has 2 remaining units and Hamilton Bay sold its remaining 3units during the first quarter of 2019.  It is now projected that the remaining residential units at 1025 Hancock will be sold in the second quarters of 2019.  The estimated profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $6,800,000.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.  In January 2019, the Partnership paid off the $2,000,000 balance on the line of credit.  As of March 31, 2019, the credit line had no outstanding balance.

In January 2019, the Partnership purchased 40,000 Depository Receipts from the former president of the management company.  The cost of this transaction was $2,155,400 or $53.89 per receipt.  Subsequently, the Partnership purchase 1,704 receipts in February and 1,391 receipts in March.  The total cost for the 43,095 receipts purchased during the first quarter of 2019, was $2,344,601.

The Partnership is currently in the process of refinancing the Residences at Captain Parkers. The current mortgage of $20,071,000 has a variable interest rate; currently 4.5%, which matures in February 2026, and has interest only payments until March 2021, with a thirty year amortization schedule thereafter.  The new mortgage is expected to be for $20,750,000, with a fixed rate of 4.05%, maturing in 10 years, with interest only payments for the term of the loan.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,408,401 Depositary Receipts through March 31, 2019 or approximately 32% of the outstanding Class A Depositary Receipts. During the three months ended March 31, 2019, the Partnership purchased a total of 43,095 Depositary Receipts. The average price was $54.40 per receipt or $1,632.12 per unit. The total cost including commission was $2,344,601. The Partnership was required to repurchase 341 Class B Units and 18 General Partnership units at a cost of $556,828 and $29,307 respectively.

At May 1, 2019, the Estate of Harold Brown and his brother Ronald Brown  collectively own approximately 21% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc.(“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2019, tenant renewals were approximately 82% with an average rental increase of approximately 4.1%, new leases accounted for approximately 18% with rental rate increases of approximately 2.8%. During the three months ended March 31, 2019, leasing commissions were approximately $86,000 compared to approximately $38,000 for the three months ended March 31, 2018,  an increase of approximately $48,000 (126.3%) from 2018. Tenant concessions were approximately $33,000 for the three months ended March 31, 2019, compared to approximately $16,000 for the three months ended March 31, 2018, an increase of approximately $17,000 (106.3%). Tenant improvements were approximately $385,000 for the three months ended March 31, 2019, compared to approximately $517,000 for the three months ended March 31, 2018, a decrease of approximately $132,000 (25.5%).

Hamilton accounted for approximately 5.6% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2019 and 4.5 % during the three months ended March 31, 2018. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $59,000 (66.3%) and approximately $53,000 (84.4%) of the legal services paid for by the Partnership during the three months ended March 31, 2019 and 2018 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2019, Hamilton provided the Partnership approximately $150,000 in construction and architectural services, compared to approximately $168,000 for the three months ended March 31, 2018.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2019 and 2018, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Impairment On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.

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

RESULTS OF OPERATIONS

Three Months Ended March 31,  2019 and March 31, 2018

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, gain on sale of real estate and other income and expense of approximately $3,952,000 during the three months ended March 31, 2019,  compared to approximately $3,762,000 for the three months ended March 31, 2018,  an  increase of approximately $190,000 (5.1%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2019	May 1, 2018
Residential
Units	2,730	2,730
Vacancies	76	65
Vacancy rate	2.8%	2.4%
Commercial
Total square feet	108,043	108,043
Vacancy	1,360	—
Vacancy rate	1.3%	0.0%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2019		2018
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$14,768	$14,768	$13,943	$13,943
Residential percentage	94%	94%	93%	93%
Commercial percentage	6%	6%	7%	7%
Contingent rentals	$129	$129	$223	$223

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018:

	Three Months Ended March 31,		Dollar	Percent
	2019	2018	Change	Change
Revenues
Rental income	$14,768,475	$13,942,645	$825,830	5.9%
Laundry and sundry income	113,669	116,355	(2,686)	(2.3)%
	14,882,144	14,059,000	823,144	5.9%
Expenses
Administrative	612,757	539,145	73,612	13.7%
Depreciation and amortization	3,682,678	3,507,091	175,587	5.0%
Management fee	590,610	559,629	30,981	5.5%
Operating	1,884,017	1,900,766	(16,749)	(0.9)%
Renting	182,058	107,899	74,159	68.7%
Repairs and maintenance	1,944,231	1,814,283	129,948	7.2%
Taxes and insurance	2,034,106	1,868,483	165,623	8.9%
	10,930,457	10,297,296	633,161	6.1%
Income Before Other Income (Expense)	3,951,687	3,761,704	189,983	5.1%
Other Income (Expense)
Interest income	179	164	15	9.1%
Interest expense	(3,000,289)	(2,984,210)	(16,079)	0.5%
Income from investments in unconsolidated joint ventures	548,939	1,100,900	(551,961)	(50.1)%
	(2,451,171)	(1,883,146)	(568,025)	30.2%
Net Income	$1,500,516	$1,878,558	$(378,042)	(20.1)%

Rental income for the three months ended March 31, 2019 was approximately $14,769,000, compared to approximately $13,943,000 for the three months ended March 31, 2018,  an  increase of approximately $826,000 (5.9%). The factors that can be attributed to this increase are as follows: the acquisition of Hamilton Highland resulted in an increase in rental income of approximately $493,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include 62 Boylston, Captain Parker, Redwood Hills, Westgate Apartments, School Street 9 Associates, and Woodland Park, , with increases of approximately $76,000, $58,000, $47,000, $43,000, $31,000, and $26,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2019 were approximately $10,930,000 compared to approximately $10,297,000 for the three months ended March 31, 2018,  an increase of approximately $633,000 (6.1%). Excluding the increase in operating expenses attributable to the acquisition of Hamilton Highland of approximately $824,000, operating expenses decreased approximately $191,000 (1.9%). The factors contributing to this net decrease are a decrease in depreciation and amortization of approximately $ 369,000 (10.6%) due to fully depreciated assets, a decrease in operating costs of approximately $67,000 (7.5%), partially offset by an increase in taxes and insurance of approximately $98,000 (5.3%), and an increase in repairs and maintenance of approximately $63,000 (3.5%).

Interest expense for the three months ended March 31, 2019 was approximately $3,000,000 compared to approximately $2,984,000 for the three months ended March 31, 2018, an increase of approximately $16,000 (0.5%). Excluding the increase in interest expense attributable to Hamilton Highland of approximately $230,000, there was a decrease in interest expense of approximately $214,000, primarily due to the payoff of the line of credit.

At March 31, 2019, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $549,000 for  the three months ended March 31, 2019, compared to net income of approximately $1,101,000 for the three months ended March 31, 2018,  a decrease in income of approximately $552,000 (50 .1%). This decrease is primarily due to a the gain on the sale of real estate of approximately $434,000, with the Partnership’s share amounting to 50%, on the sale of 2 units at Hamilton Bay Apartments LLC, compared to a gain of approximately $1,645,000 on the sale of 6 units at Hamilton Bay Apartments LLC, and 8 units at Hamilton 1025 LLC, for the three months ended March 31, 2018. Included in the income for the three months ended March 31, 2019 is depreciation and amortization expense of approximately $643,000. The proportional income for the three months ended March 31, 2019 from the investment in Dexter Park is approximately $226,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2019 was approximately $1,501,000 compared to income of approximately $1,879,000 for the three months ended March 31, 2018, a decrease  in income of approximately $378,000 (20.1%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2019 was the collection of rents. The Partnership’s principal source of cash in 2018 was the collection of rents, the proceeds from the line of credit, and the refinancing proceeds from Hamilton Park Towers, LLC. The majority of cash and cash equivalents of $7,649,882 at March 31, 2019 and $9,059,901 at December 31, 2018 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $1,410,019 for the three months ended March 31, 2019 is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities *	$5,032,535	$5,623,026
Cash provided by (used in) investing activities*	138,156	(14,397,762)
Cash (used in) provided by financing activities	(2,472,621)	7,482,780
Repurchase of Depositary Receipts, Class B and General Partner Units	(2,930,736)	—
Distributions paid	(1,177,353)	(1,119,481)
Net (decrease) increase in cash and cash equivalents	$(1,410,019)	$(2,411,437)

            *Reclassed to comply with new FASB standard

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures, and the sale of units, as well as other factors. The increase in cash provided by investing activities is primarily due to the distribution from Dexter Park, partially offset by improvements to rental properties. The change in cash provided by financing activities is primarily due to the pay down of the line of credit originally used for the purchase of Hamilton Highlands.

During 2018, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $677,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at School Street Associates, 62 Boylston Street, Hamilton Oaks, Hamilton Green,  Redwood Hills, and Dean Street Associates, at a cost of approximately $103,000, $61,000, $60,000, $51,000, $47,000 and $42,000 respectively. The Partnership plans to invest approximately $2,182,000 in additional capital improvements in 2019.

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

During the three months ended March 31, 2019 the Partnership received distributions of approximately $1,240,000 from the investment properties. For the three months ended, March 31, 2018, the Partnership received distributions of approximately $1,980,000 from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $620,000 and $240,000 for the three months ended March 31, 2019 and 2018 respectively.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. In January, 2019 the Partnership paid off the $2,000,000 balance on the line of credit.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2019, the Partnership had a 40%-50% ownership interest in eight Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2019, our proportionate share of the non-recourse debt related to these investments was approximately $71,202,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2019, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2020	2021	2022	2023	2024	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt*	$4,318,703	$2,048,769	$2,606,516	$67,098,335	$38,361,814	$138,804,437	$253,238,574

Other obligations	—	—	—	—	—	—	—
Total Contractual Obligations	$4,318,703	$2,048,769	$2,606,516	$67,098,335	$38,361,814	$138,804,437	$253,238,574

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

As of March 31, 2019, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $420,642,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $50,900,000 (without taking out unamortized deferred financing costs) as of March 31, 2019. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $459,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2019 would be approximately $11  million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10K for the fiscal year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the first quarter of 2019:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

January 1-31, 2019	$53.89	40,000	594,694
February 1-28, 2019	$58.66	1,704	592,990
March 1-31, 2019	$64.12	1,391	591,599
Total		43,095

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2019, the Partnership has repurchased 1,408,401 Depositary Receipts at an average price of $27.97 per receipt (or $839.10 per underlying Class A Unit), 3,413 Class B Units and 180 General Partnership Units, both at an average price of $996.79 per Unit, totaling approximately $43,205,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2019, the Partnership purchased a total of 43,095 Depositary Receipts. The average price was $54.40 per receipt or $1,632.12 per unit. The total cost including commission was $2,344,601. The Partnership was required to repurchase 341 Class B Units and 18 General Partnership units at a cost of $556,828 and $29,307 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: May 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 8, 2019
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 8, 2019
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 8, 2019
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 8, 2019
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 8, 2019
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	May 8, 2019
Eunice Harps

1