Form 10-Q
period 2019-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2019-08-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August  5, 2019, there were 97,858 of the registrant’s Class A units (2,935,728 Depositary Receipts) of limited partnership issued and outstanding and 23,241 Class B units issued and outstanding.

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

The results of operations for three and the six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Rental Properties	$225,137,510	$230,511,263
Cash and Cash Equivalents	12,590,884	9,059,901
Rents Receivable	606,075	762,923
Real Estate Tax Escrows	446,477	495,824
Prepaid Expenses and Other Assets	4,098,955	4,219,749
Investments in Unconsolidated Joint Ventures	1,610,362	1,985,680
Total Assets	$244,490,263	$247,035,340
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	252,012,154	252,370,843
Notes Payable	—	2,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	19,261,903	18,351,562
Accounts Payable and Accrued Expenses	4,402,355	3,927,889
Advance Rental Payments and Security Deposits	6,831,195	6,009,056
Total Liabilities	282,507,607	282,659,350
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 122,391 and 124,386 units outstanding in 2019 and 2018 respectively	(38,017,344)	(35,624,010)
Total Liabilities and Partners’ Capital	$244,490,263	$247,035,340

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Rental income	$14,886,423	$14,504,117	$29,654,899	$28,446,762
Laundry and sundry income	104,980	126,140	218,649	242,495
	14,991,403	14,630,257	29,873,548	28,689,257
Expenses
Administrative	626,180	548,645	1,238,938	1,087,790
Depreciation and amortization	3,590,240	4,061,940	7,272,918	7,569,031
Management fee	597,197	590,230	1,187,806	1,149,858
Operating	1,125,813	1,184,073	3,009,831	3,084,839
Renting	242,515	165,541	424,573	273,441
Repairs and maintenance	2,287,313	2,315,040	4,231,544	4,129,323
Taxes and insurance	1,942,998	1,893,555	3,977,104	3,762,038
	10,412,256	10,759,024	21,342,714	21,056,320
Income Before Other Income (Expense)	4,579,147	3,871,233	8,530,834	7,632,937
Other Income (Expense)
Interest income	90	73	269	237
Interest expense	(3,133,439)	(3,256,341)	(6,133,728)	(6,240,552)
Income from investments in unconsolidated joint ventures	513,406	(561,639)	1,062,345	539,261
Other expense	(194,960)	—	(194,960)	—
	(2,814,903)	(3,817,907)	(5,266,074)	(5,701,054)
Net Income	$1,764,244	$53,326	$3,264,760	$1,931,883

Net Income per Unit	$14.40	$0.43	$26.61	$15.53

Weighted Average Number of Units Outstanding	122,483	124,386	122,710	124,386

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partners’ Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(1,791,169)	(425,403)	(22,390)	(2,238,962)
Stock Buyback	—	—	—	—		—	—	—	—	—
Net Income	—	—	—	—	—	—	1,545,506	367,058	19,319	1,931,883
Balance June 30, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,525,948)	(6,741,492)	(354,816)	(35,622,256)

Balance January 1 , 2019	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(1,881,955)	(446,964)	(23,524)	(2,352,443)
Stock Buyback				—	1,995	(1,995)	(2,644,552)	(628,044)	(33,055)	(3,305,651)
Net Income	—	—	—	—	—	—	2,611,808	620,304	32,648	3,264,760
Balance June 30, 2019	144,180	34,243	1,802	180,225	57,834	122,391	$(30,442,051)	$(7,196,529)	$(378,764)	$(38,017,344)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$3,264,759	$1,931,883
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,272,918	7,569,031
Amortization of deferred financing costs	225,494	106,383
(Income) from investments in joint ventures	(1,062,345)	(539,261)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	770,000	3,507,500
Decrease (Increase) in rents receivable	156,848	(234,785)
Increase in accounts payable and accrued expense	474,466	315,097
Decrease in real estate tax escrow	49,347	10,411
(Increase) in prepaid expenses and other assets	(62,380)	(560,152)
Increase in advance rental payments and security deposits	822,139	300,011
Total Adjustments	8,646,487	10,474,235
Net cash provided by operating activities	11,911,246	12,406,118
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,597,152	17,665,236
(Investment) in unconsolidated joint ventures	(19,152)	(1,038,567)
Improvement of rental properties	(1,715,987)	(1,957,724)
Purchase of rental property	—	(13,213,294)
Net cash provided by (used in) investing activities	(137,987)	1,455,651
Cash Flows from Financing Activities
Payment of financing costs	(235,147)	(148,004)
Proceeds of mortgage notes payable	679,000	83,684
Payment on line of credit	—	(8,000,000)
Payment of note payable	(2,000,000)	(907,265)
Principal payments of mortgage notes payable	(1,028,035)	—
Stock buyback	(3,305,651)	—
Distributions to partners	(2,352,443)	(2,238,962)
Net cash (used in) financing activities	(8,242,276)	(11,210,547)
Net Increase in Cash and Cash Equivalents	3,530,983	2,651,222
Cash and Cash Equivalents, at beginning of period	9,059,901	7,238,905
Cash and Cash Equivalents, at end of period	$12,590,884	$9,890,127

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

  NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 27 properties which include 19 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,711 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50%  interest in 8 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Revenue Recognition: Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Revenue from commercial leases also include reimbursements and recoveries received from tenants for certain costs as provided in the lease agreement. The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Rental concessions are also accounted for on the straight-line basis.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease amounts are accounted for as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, are capitalized and recorded on the balance sheet. For lessors, however, the new standard remains generally consistent with existing guidance, but has been updated to align with certain changes to the lessee model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

Under this standard, the Partnership evaluates the non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues). If both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component. The Partnership elected an allowed practical expedient. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within lease revenues in our consolidated statements of income. We record amounts reimbursed by the lessee in the period in which the applicable expenses are incurred.

We adopted this guidance for our interim and annual periods beginning January 1, 2019 using the modified retrospective method, applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected the allowable practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, lease classification, and initial direct costs. The adoption of the lease standard did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019. The adoption of this standard does not have a material impact to the Partnership’s financial statements.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $225,000 and $106,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the  Partnership’s revenues in 2019 or 2018. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2019, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 1.61%. At June 30, 2019 and December 31, 2018, respectively approximately $13,007,000, and $10,784,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $141,975 and $99,782 for the six months ended June 30, 2019 and 2018, respectively.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2019 and 2018 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2019, the Partnership and its Subsidiary Partnerships owned 2,711 residential apartment units in 23 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2019, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at June 30, 2019 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2019	December 31, 2018	Useful Life
Land, improvements and parking lots	$72,554,622	$72,547,547	15	-	40	years
Buildings and improvements	221,865,864	221,697,939	15	-	40	years
Kitchen cabinets	12,516,335	12,134,519	5	-	10	years
Carpets	8,022,028	7,591,591	5	-	10	years
Air conditioning	603,149	603,149	5	-	10	years
Laundry equipment	349,071	327,643	5	-	7	years
Elevators	1,885,265	1,839,590	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	13,110,356	12,919,389	5	-	30	years
Motor vehicles	216,260	216,260			5	years
Fences	38,213	38,213	5	-	15	years
Furniture and fixtures	7,484,510	7,013,845	5	-	7	years
Smoke alarms	528,097	528,097	5	-	7	years
Total fixed assets	339,618,399	337,902,411
Less: Accumulated depreciation	(114,480,889)	(107,391,148)
	$225,137,510	$230,511,263

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,188,000 and $1,150,000 for the six months ended June 30, 2019 and 2018, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2019 and 2018, approximately $593,000 and $666,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2019 expenses referred to above, approximately $210,000 consisted of repairs and maintenance, $193,000 of administrative expense and $1,000 for rental commissions. Approximately $189,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2019, the Hamilton Company received approximately $563,000 from the Investment Properties of which approximately $327,000 was the management fee, approximately $121,000 for rental commissions, approximately $23,000 was for maintenance services, approximately $19,000 was for administrative services and approximately $73,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,668,000 and $1,680,000 for the six months ended June 30, 2019 and 2018, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2018. For the six months ended June 30, 2019, the Partnership accrued $18,000 for the employer’s match portion to the plan. See Note 15.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2019 and 2018, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. During the six months ended June  30, 2018 this individual received fees of $37,500. At June 29, 2018, the individual resigned his position.

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

 NOTE 4. OTHER ASSETS

Approximately $2,771,000, and $2,571,000 of security deposits are included in prepaid expenses and other assets at June 30, 2019 and December 31, 2018, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at June 30, 2019 and December 31, 2018 is approximately $521,000 and $477,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Webster Green Apartments and Woodland Park Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $10,000 net of accumulated amortization of approximately $1,101,000 and approximately $152,000 net of accumulated amortization of approximately $959,000 at June 30, 2019 and December 31, 2018, respectively.

Financing fees in association with the line of credit of approximately $57,000 and $78,000 are net of accumulated amortization of approximately $71,000 and $50,000 at June 30, 2019 and December 31, 2018 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2019 and December 31, 2018, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2019, the interest rates on these loans ranged from 3.76% to 5.81%, payable in monthly installments aggregating approximately $1,173,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At June 30, 2019, the weighted average interest rate on the above mortgages was 4.62%. The effective rate of 4.70% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,408,000 and $1,420,000 are net of accumulated amortization of approximately $1,370,000 and $1,298,000 at June 30, 2019 and December 31, 2018, respectively.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2019 are as follows:

2020—current maturities	$4,663,000
2021	2,374,000
2022	2,542,000
2023	79,920,000
2024	25,419,000
Thereafter	138,444,000
253,362,000
Less: unamortized deferred financing costs	(1,350,000)
$252,012,000

On May 31, 2019,  Residences at Captain Parker, LLC (“Captain Parker”), entered into a Mortgage Note with Strategy Funding Corp., LLC in the principal amount of $20,750,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 4.05% per annum, and the principal amount of the Note is due and payable on June 1, 2029. The Note is secured by a mortgage on the Captain Parker apartment complex located at 125 Worthen Road and Ryder Lane, Lexington, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2019.  The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated May 31, 2019. Captain Parker used the proceeds of the loan to pay off an outstanding loan of approximately $20,071,000. In connection with this refinancing, the property incurred a prepayment penalty of approximately $202,000.This expense is included in other expense on the consolidated statement of income.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $24,000 in fees for the six months ended June 30, 2019.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of June 30, 2019.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2019, amounts received for prepaid rents of approximately $2,213,000 are included in cash and cash equivalents, and security deposits of approximately $2,771,000 are included in prepaid expenses and other assets and are restricted cash.

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

In April 2019, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of June 15, 2019 and payable on June 30, 2019, of $9.60 per unit ($0.32 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2019	2018
Net Income per Depositary Receipt	$0.89	$0.52
Distributions per Depositary Receipt	$0.64	$0.60

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2019 are as follows:

Class A	46,267
Class B	10,988
General Partnership	579
57,834

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2019, the Partnership has repurchased 1,413,200 Depositary Receipts at an average price of $28.09 per receipt (or $842.64 per underlying Class A Unit), 3,451 Class B Units and 182 General Partnership Units, both at an average price of $1006.45 per Unit, totaling approximately $43,579,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2019, the Partnership purchased a total of 47,894 Depositary Receipts. The average price was $55.21 per receipt or $1,656.40 per unit. The total cost including commission was $2,644,546. The Partnership was required to repurchase 379 Class B Units and 20 General Partnership units at a cost of $628,044 and $33,055 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

In February, 2019, a water pipe broke at Hamilton Oaks in Brockton, MA. resulting in the evacuation of 40 apartments for approximately one week. The Partnership has insurance coverage on both the repairs and rental loss. As of June 30, 2019, the Partnership has received $75,000 on this claim, and has an estimated insurance recovery receivable of approximately $103,000, which is included on the prepaid expenses and other assets as of June 30, 2019.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2019, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and

August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2019 as follows:

Commercial
Property Leases
2020	$2,799,000
2021	2,595,000
2022	1,674,000
2023	1,229,000
2024	698,000
Thereafter	742,000
$9,737,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $277,000 and $449,000  for the six months ended June 30, 2019 and 2018 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 31% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2020	$164,818	9,262	8	6%
2021	747,156	28,897	9	25%
2022	605,588	24,225	8	20%
2023	472,907	13,151	7	16%
2024	484,028	14,668	8	17%
2025	308,905	12,630	4	11%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	—	—	—	—%
2030	142,450	3,850	1	5%
Totals	$2,925,852	106,683	45	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $324,000 and $532,000 at June 30, 2019 and December 31, 2018. Included in rents receivable at June 30, 2019 is approximately $90,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street and Staples Plaza in Massachusetts.

Rents receivable at June 30, 2019 also includes approximately $69,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2019 and 2018, cash paid for interest was approximately $5,936,000, and $6,164,000 respectively.  Cash paid for state income taxes was approximately $76,000 and $52,000 during the six months ended June 31, 2019 and 2018 respectively. Additionally, at March 31,2018, the Partnership was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2019 and December 31, 2018, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2019 and December 31, 2018 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2019 and December 31, 2018, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2019 and December 31, 2018, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2019	*	$252,012,154	$261,059,469
At December 31, 2018	*	$252,370,843	$233,362,501
Investment Properties
At June 30, 2019	*	$166,449,428	$168,510,767
At December 31, 2018	*	$166,492,692	$160,956,055

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2019, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2015 forward.

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

On October 28, 2009 the Partnership invested approximately $15,925,000 in a joint venture to acquire a 40% interest in a residential property located in Brookline, Massachusetts. The property, Hamilton Park Towers LLC, referred to as Dexter Park, or Hamilton Park, is a 409 unit residential complex. The purchase price was $129,500,000. The original mortgage was  $89,914,000 with an interest rate of 5.57% and was to mature in 2019. The mortgage called for interest only payments for the first two years of the loan and amortized over 30 years thereafter.

On May 31, 2018, Hamilton Park Towers, LLC , entered into a Mortgage Note with John Hancock Life Insurance Company (U.S.A.) in the principal amount of $125,000,000. Interest only payments  on the Note are payable on a monthly basis at a fixed interest rate of 3.99% per annum, and the principal amount of the Note is due and payable on June 1, 2028. The Note is secured by a mortgage on the Dexter Park apartment complex located at 175 Freeman Street, Brookline, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2018. The Note is guaranteed by the Partnership and HBC Holdings, LLC pursuant to a Guaranty Agreement dated May 31, 2018.

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

At June 30, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was  $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the  48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership has been selling the individual units. 3 units were sold in the first six months of 2019, resulting in a gain of approximately $433,000. This investment is referred to as Hamilton Bay Apartments, LLC. As of June 30, 2019, all units have been sold by this Joint Venture.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At June 30, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership  began to sell off the individual units. 2  units were sold in the first six months of 2019, resulting in a gain of approximately $306,000.  As of June 30, 2019, all residential units were sold. The Partnership still owns  the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At June 30, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At June 30, 2019, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.The investment is referred to as Hamilton on Main LLC. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2019, the balance of this mortgage before unamortized deferred financing costs is approximately $9,455,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of June 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,009,806	$2,594,393	$5,833,501	$89,352	0	$5,479,383	$16,288,449	$85,469,775	$122,764,659
Rental property held for sale									0
Cash & Cash Equivalents	371,049	141,625	223,371	271,833	19,616	132,837	166,951	2,443,433	3,770,715
Rent Receivable	246,158	21,570	4,240	0	—	480	22,923	99,756	395,127
Real Estate Tax Escrow	74,605	—	20,314	—	—	27,807	96,530	—	219,256
Prepaid Expenses & Other Assets	286,887	107,376	60,279	1,199	5,189	14,264	213,740	1,216,087	1,905,021
Total Assets	$7,988,505	$2,864,964	$6,141,705	$362,384	$24,805	$5,654,771	$16,788,593	$89,229,051	$129,054,778
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,913,818	$—	$9,394,671	$—	$—	$5,900,093	$16,817,068	$124,423,778	$166,449,428
Accounts Payable & Accrued Expense	121,192	2,811	82,534	18,162	4,048	56,897	232,031	799,246	1,316,921
Advance Rental Pmts & Security Deposits	311,817	—	322,013	6,305	101	129,339	441,388	3,224,176	4,435,139
Total Liabilities	10,346,827	2,811	9,799,218	24,467	4,149	6,086,329	17,490,487	128,447,200	172,201,488
Partners’ Capital	(2,358,322)	2,862,153	(3,657,513)	337,917	20,656	(431,558)	(701,894)	(39,218,149)	(43,146,710)
Total Liabilities and Capital	$7,988,505	$2,864,964	$6,141,705	$362,384	$24,805	$5,654,771	$16,788,593	$89,229,051	$129,054,778
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures		$1,431,077		$168,958	$10,328				1,610,362
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,179,161)	$—	$(1,828,757)	$—	$—	$(215,779)	$(350,947)	$(15,687,260)	(19,261,903)
Total Investment in Unconsolidated Joint Ventures (Net)									$(17,651,541)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through August 1, 2019	—	—	—	175	48	—	—	—	223
Unsold units	—	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of August 1, 2019	—	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$910,111	$101,241	$803,093	$47,061	$3,629	$556,069	$1,688,003	8,060,966	$12,170,173

Laundry and Sundry Income	6,870	—	584	—	—	2,135	20,080	48,720	78,389
	916,981	101,241	803,677	47,061	3,629	558,204	1,708,083	8,109,686	12,248,562
Expenses
Administrative	15,255	9,674	10,043	4,402	4,214	5,750	34,912	95,917	180,167
Depreciation and Amortization	239,432	10,149	172,453	6,391	5,420	177,501	519,106	1,807,214	2,937,666
Management Fees	34,227	4,320	30,443	1,899	145	22,299	65,003	168,653	326,989
Operating	37,045	8	40,524	862	—	51,579	191,817	599,340	921,175
Renting	8,517	—	11,993	—	—	2,574	33,490	54,549	111,123
Repairs and Maintenance	64,670	3,180	42,277	28,399	10,266	82,321	317,086	563,942	1,112,141
Taxes and Insurance	123,306	30,860	75,609	14,445	5,206	64,769	207,339	1,035,769	1,557,303
	522,452	58,191	383,342	56,398	25,251	406,793	1,368,753	4,325,384	7,146,564
Income Before Other Income	394,529	43,050	420,335	(9,337)	(21,622)	151,411	339,330	3,784,302	5,101,998
Other Income (Loss)
Interest Expense	(243,020)	—	(189,082)	—	(6)	(116,605)	(380,539)	(2,537,735)	(3,466,987)
Gain on Sale of Real Estate		—	—	306,075	432,908				738,983
	(243,020)	—	(189,082)	306,075	432,902	(116,605)	(380,539)	(2,537,735)	(2,728,004)
Net Income (Loss)	$151,509	$43,050	$231,253	$296,738	$411,280	$34,806	$(41,209)	$1,246,567	$2,373,994
Net Income (Loss)—NERA 50%	$75,755	$21,525	$115,627	$148,369	$205,641	$17,403	$(20,604)		563,716
Net Income —NERA 40%								$498,630	498,630
									$1,062,345

Financial information for the three months ended June 30, 2019

						Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$450,538	$25,951	$417,850	$23,466	$—	$281,232	$865,335	$4,032,707	$6,097,079
Laundry and Sundry Income	3,865	—	(805)	—	—	228	10,018	24,695	38,001
	454,403	25,951	417,045	23,466	—	281,460	875,353	4,057,402	6,135,080
Expenses
Administrative	9,876	7,582	4,653	2,708	841	2,034	17,065	40,385	85,144
Depreciation and Amortization	119,887	5,075	86,226	3,195	—	88,906	260,668	907,113	1,471,070
Management Fees	17,021	2,160	16,387	934	—	11,232	33,135	82,504	163,373
Operating	15,594	—	17,921	88	37	27,824	84,527	217,696	363,687
Renting	5,187	—	8,473	—	—	542	17,378	34,886	66,466
Repairs and Maintenance	26,786	3,180	23,810	20,359	—	45,649	192,894	307,357	620,035
Taxes and Insurance	61,476	15,183	35,369	7,096	300	32,518	102,907	517,043	771,892
	255,827	33,180	192,839	34,380	1,178	208,705	708,574	2,106,984	3,541,667
Income Before Other Income	198,576	(7,229)	224,206	(10,914)	(1,178)	72,755	166,779	1,950,418	2,593,413
Other Income (Loss)
Interest Expense	(122,015)	—	(94,834)	—	—	(58,613)	(192,271)	(1,267,633)	(1,735,366)
Interest Income	—	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—	305,320		—	—	—	305,320
	(122,015)	—	(94,834)	305,320	—	(58,613)	(192,271)	(1,267,633)	(1,430,046)
Net Income (Loss)	$76,561	$(7,229)	$129,372	$294,406	$(1,178)	$14,142	$(25,492)	$682,785	$1,163,367
Net Income (Loss)—NERA 50%	$38,281	$(3,614)	$64,686	$147,203	$(589)	$7,071	$(12,746)		240,292
Net Income (Loss)—NERA 40%								$273,114	273,114
									$513,406

Future annual mortgage maturities at June 30, 2019 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3//31/2020	$—	$201,600	$	$—	$	$201,600
3/31/2021	—	209,541		—		209,541
3/31/2022	—	217,796	—	—		217,796
3/31/2023	—	226,376	—	—		226,376
3/31/2024	—	235,293	—	—		235,293
Thereafter	10,000,000	8,363,991	6,000,000	16,900,000	125,000,000	166,263,991
	10,000,000	9,454,597	6,000,000	16,900,000	125,000,000	167,354,597
Less: unamortized deferred financing costs	(86,182)	(59,926)	(99,907)	(82,932)	(576,222)	(905,169)
	$9,913,818	$9,394,671	$5,900,093	$16,817,068	$124,423,778	$166,449,428

At June 30, 2019 the weighted average interest rate on the above mortgages was 4.04%. The effective rate was 4.11% including the amortization expense of deferred financing costs.

Summary financial information at June 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,423,918	$2,596,968	$6,164,547	$511,297	$769,567	$5,778,394	$17,135,093	$88,674,407	$129,054,191
Cash & Cash Equivalents	31,634	50,705	156,033	41,589	130,503	121,001	236,201	1,851,731	2,619,397
Rent Receivable	129,344	—	20,500	9,073	—	32,219	26,072	152,030	369,238
Real Estate Tax Escrow	71,977	—	19,053	—	—	34,327	121,916	—	247,273
Prepaid Expenses & Other Assets	251,866	—	54,421	84,892	141,234	11,824	88,307	1,170,301	1,802,845
Total Assets	$7,908,739	$2,647,673	$6,414,554	$646,851	$1,041,304	$5,977,765	$17,607,589	$91,848,469	$134,092,944
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,900,029	$—	$9,581,970	$—	$—	$5,891,909	$16,801,017	$124,363,915	$166,538,840
Accounts Payable & Accrued Expense	71,839	1,689	75,750	12,318	8,203	61,704	163,091	848,626	1,243,220
Advance Rental Pmts& Security Deposits	315,075	—	267,765	10,204	6,012	125,039	343,691	2,867,829	3,935,615
Total Liabilities	10,286,943	1,689	9,925,485	22,522	14,215	6,078,652	17,307,799	128,080,370	171,717,675
Partners’ Capital	(2,378,204)	2,645,984	(3,510,931)	624,329	1,027,089	(100,887)	299,790	(36,231,901)	(37,624,731)
Total Liabilities and Capital	$7,908,739	$2,647,673	$6,414,554	$646,851	$1,041,304	$5,977,765	$17,607,589	$91,848,469	$134,092,944
Partners’ Capital %—NERA	50%	50%	50%	50	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,322,992	$—	$312,165	$513,544	$	$149,895		$2,298,596
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,189,102)	$—	$(1,755,466)	$—	$—	$(50,444)	$—	$(14,492,760)	(17,487,771)
Total Investment in Unconsolidated Joint Ventures (Net)									$(15,189,175)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through August 1, 2018	—	—	—	171	44	—	—	—	215
Unsold units	—	—	—	4	4	—	—	—	8
Unsold units with deposits for future sale as of August 1, 2018	—	—	—	1	2	—	—	—	3

Financial information for the six months ended June 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$818,035	$107,856	$792,092	$70,361	$45,443	$528,938	$1,741,539	$7,760,792	$11,865,056
Laundry and Sundry Income	7,385	—	2,761	—	—	(402)	19,031	53,085	81,860
	825,420	107,856	794,853	70,361	45,443	528,536	1,760,570	7,813,877	11,946,916
Expenses
Administrative	13,309	6,014	13,194	2,570	8,425	4,380	27,189	134,238	209,319
Depreciation and Amortization	233,982	1,329	172,759	—	22,000	175,843	512,950	1,765,620	2,884,483
Management Fees	28,709	4,314	32,799	2,614	1,920	20,861	66,052	172,340	329,609
Operating	40,034	—	36,919	187	1,190	60,375	203,282	693,350	1,035,337
Renting	11,050	—	5,217	108	—	4,308	14,509	109,942	145,134
Repairs and Maintenance	86,181	7,343	46,911	68,574	57,834	45,424	326,040	646,287	1,284,594
Taxes and Insurance	125,189	33,196	72,169	30,867	25,572	62,650	208,025	834,493	1,392,161
	538,454	52,196	379,968	104,920	116,941	373,841	1,358,047	4,356,270	7,280,637
Income Before Other Income	286,966	55,660	414,885	(34,559)	(71,498)	154,695	402,523	3,457,607	4,666,279
Other Income (Loss)
Interest Expense	(207,920)	—	(193,475)	(46)	(75)	(117,409)	(379,639)	(2,488,042)	(3,386,606)
Interest Income	—	—			—	—	—
Gain on Sale of Real Estate	—	—	—	1,305,414	1,751,309	—	—	—	3,056,723
Other income ( Expense)	—	—	—			—	—	(3,829,950)	(3,829,950)
	(207,920)	—	(193,475)	1,305,368	1,751,234	(117,409)	(379,639)	(6,317,992)	(4,159,833)
Net Income (Loss)	$79,046	$55,660	$221,410	$1,270,809	$1,679,736	$37,286	$22,884	$(2,860,385)	$506,446
Net Income (Loss)—NERA 50%	$39,523	$27,830	$110,705	$635,405	$839,868	$18,643	$11,442		1,683,416
Net Income (Loss)—NERA 40%								$(1,144,154)	(1,144,154)
									$539,262

Financial information for the three months ended June 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$406,813	$53,928	$388,256	$32,141	$23,240	$264,810	$883,327	$3,866,189	$5,918,704
Laundry and Sundry Income	4,380	—	1,544	—	—	—	9,905	28,397	44,226
	411,193	53,928	389,800	32,141	23,240	264,810	893,232	3,894,586	5,962,930
Expenses
Administrative	3,629	5,527	6,739	1,071	5,359	2,556	14,063	68,809	107,753
Depreciation and Amortization	119,697	664	86,508	—	12,000	88,121	257,444	891,478	1,455,912
Management Fees	15,505	2,157	16,673	1,106	898	10,493	33,609	89,328	169,769
Operating	15,903	—	16,338	30	365	26,525	82,889	307,208	449,258
Renting	7,760	—	4,720	108	—	931	5,858	80,160	99,537
Repairs and Maintenance	31,680	3,180	25,415	28,367	23,610	25,807	143,666	333,886	615,611
Taxes and Insurance	62,662	16,473	30,538	12,696	9,113	31,604	103,474	415,204	681,764
	256,836	28,001	186,931	43,378	51,345	186,037	641,003	2,186,073	3,579,604
Income Before Other Income	154,357	25,927	202,869	(11,237)	(28,105)	78,773	252,229	1,708,513	2,383,326
Other Income (Loss)
Interest Expense	(108,607)		(96,514)	(21)	(26)	(58,889)	(191,400)	(1,321,805)	(1,777,262)
Interest Income	—	—	—		—	—	—	—	—
Gain on sale of Real Estate	—	—	—	488,408	923,552	—	—	—	1,411,960
Other Income ( Expense)								(3,829,950)
	(108,607)	—	(96,514)	488,387	923,526	(58,889)	(191,400)	(5,151,755)	(365,302)
Net Income (Loss)	$45,750	$25,927	$106,355	$477,150	$895,421	$19,884	$60,829	$(3,443,243)	$2,018,024
Net Income (Loss)—NERA 50%	$22,875	$12,964	$53,178	$238,575	$447,711	$9,942	$30,415		815,658
Net Income (Loss)—NERA 40%								$(1,377,297)	(1,377,297)
									$(561,639)

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2019 was $18,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17—SUBSEQUENT EVENTS

From July 1, 2019 through August 5, 2019, the Partnership purchased a total of 1,660 Depository Receipts. The average price was $60.20 per receipt or $1,806.00 per unit. The total cost was $99,972.

The Partnership is required to purchase 13 Class B units and 1 General Partnership units at a cost of $23,735 and $1,249 respectively.

On August 5, 2019, Robert Somma and Sally Michael were appointed to the Board of Directors of NewReal, Inc. the General Partner of the Partnership.

Mr. Somma has practiced law since 1977 and has served as a federal bankruptcy judge between 2005 and 2008. He has represented the Partnership and its’ affiliates since the early 1990’s, serving as a senior legal and business advisor.

Ms. Michael has practiced law since 1987, with a focus on the representation of owners and developers on acquisitions, dispositions, financings, development and leasing of all classes of commercial property. She is the Managing Partner of the Boston law office of Saul Ewing Arnstein & Lehr.

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

During the second quarter of 2019, rents continued to increase with average increases of 3.1% for renewals and 4.1% for new leases. For the balance of 2019 management expects that rents will continue to increase and renewal rents are expected to be in the range of 2.5-3.5%.

For the second quarter of 2019, including the purchase of Hamilton Highlands, consolidated revenue increased by 2.5%, operating expenses decreased by 3.2% and Income before Other Income (Expense) grew by 18.3%. Excluding the Hamilton Highland acquisition, same store revenue grew by 2.2%, operating expenses decreased by 2.7% and Income before Other Income (Expense) grew by 14.2%. For the same reporting period, vacancy was 3.2% vs 3.6%. Excluding Depreciation and Amortization, same store revenues (excluding Hamilton Highlands) grew by 2.2%, operating expenses by 1.6% and Net Operating Income by 2.8%.

The Joint Ventures of 1025 Hancock and Hamilton Bay successfully sold all their remaining residential units in the first and second quarters of 2019. Each Joint Venture sold 16 units in 2018, 1025 Hancock sold its remaining 2  units in the second quarter and Hamilton Bay sold its remaining 3 units during the first quarter of 2019. 1025 Hancock continues to own a 2,500 square foot commercial building. The profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $6,800,000.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.  In January 2019, the Partnership paid off the $2,000,000 balance on the line of credit.  As of June 30, 2019, the credit line had no outstanding balance.

In May, 2019, The Partnership refinanced the Residences at Captain Parkers. The prior mortgage of $20,071,000 had, at that time, a variable interest rate of 4.5%, which matured in February 2026, and had interest only payments until March 2021, with a thirty year amortization schedule thereafter.  The new mortgage is for $20,750,000, with a fixed rate of 4.05%, maturing in 10 years, with interest only payments for the term of the loan. In connection with the refinancing, the partnership incurred a prepayment penalty of approximately $202,000.

The Stock Repurchase Program that was initiated in 2007 has purchased 1,413,200 Depositary Receipts through June 30, 2019 or approximately 32% of the outstanding Class A Depositary Receipts. In January 2019, the Partnership purchased 40,000 Depository Receipts from the former president of the management company. During the six months ended June 30, 2019, the Partnership purchased a total of 47,894 Depositary Receipts. The average price was $55.21 per receipt or $1,656.40 per unit. The total cost including commission was $2,644,546. The Partnership was required to repurchase 379 Class B Units and 20 General Partnership units at a cost of $628,044 and $33,055 respectively.

At August 1, 2019, the Estate of Harold Brown and his brother Ronald Brown  collectively own approximately 21% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc.(“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2019, tenant renewals were approximately 72% with an average rental increase of approximately 3.9%, new leases accounted for approximately 28% with rental rate increases of approximately 3.6%. During the six months ended June 30, 2019, leasing commissions were approximately $217,000 compared to approximately $135,000 for the six months ended June 30, 2018,  an increase of approximately $82,000 (60.7%) . Tenant concessions were approximately $33,000 for the six months ended June 30, 2019, compared to approximately $27,000 for the six months ended June 30, 2018, an increase of approximately $6,000 (22.2%). Tenant improvements were approximately $1,283,000 for the six months ended June 30, 2019, compared to approximately $1,259,000 for the six months ended June 30, 2018, an increase of approximately $24,000 (1.9%).

Hamilton accounted for approximately 5.0% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2019 and 4.6 % during the six months ended June 30, 2018. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $130,000 (61.1%) and approximately $100,000 (80.5%) of the legal services paid for by the Partnership during the six months ended June 30, 2019 and 2018 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2019, Hamilton provided the Partnership approximately $189,000 in construction and architectural services, compared to approximately $282,000 for the six months ended June 30, 2018.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2019 and 2018, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Revenue Recognition: Rental income from residential and commercial properties is recognized over the term of the related lease. For residential tenants, amounts 60 days in arrears are charged against income. The commercial tenants are evaluated on a case by case basis. Certain leases of the commercial properties provide for increasing stepped minimum rents, which are accounted for on a straight-line basis over the term of the lease. Revenue from commercial leases also include reimbursements and recoveries received from tenants for certain costs as provided in the lease agreement. The costs generally include real estate taxes, utilities, insurance, common area maintenance and recoverable costs. Rental concessions are also accounted for on the straight-line basis.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease amounts are accounted for as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, are capitalized and recorded on the balance sheet. For lessors, however, the new standard remains generally consistent with existing guidance, but has been updated to align with certain changes to the lessee model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

Under this standard, the Partnership evaluates the non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues). If both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component. The Partnership elected an allowed practical expedient. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within lease revenues in our consolidated statements of income. We record amounts reimbursed by the lessee in the period in which the applicable expenses are incurred.

We adopted this guidance for our interim and annual periods beginning January 1, 2019 using the modified retrospective method, applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected the allowable practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, lease classification, and initial direct costs. The adoption of the lease standard did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019. The adoption of this standard does not have a material impact to the Partnership’s financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30,  2019 and June 30, 2018

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,579,000 during the three months ended June 30, 2019,  compared to approximately $3,871,000 for the three months ended June 30, 2018,  an  increase of approximately $708,000 (18.3%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2019	August 1, 2018
Residential
Units	2,730	2,730
Vacancies	87	98
Vacancy rate	3.2%	3.6%
Commercial
Total square feet	108,043	108,043
Vacancy	938	—
Vacancy rate	0.9%	0.0%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2019		2018
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$14,886	$14,886	$14,504	$14,504
Residential percentage	94%	94%	93%	93%
Commercial percentage	6%	6%	7%	7%
Contingent rentals	$277	$277	$226	$226

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018:

	Three Months Ended June 30,		Dollar	Percent
	2019	2018	Change	Change
Revenues
Rental income	$14,886,423	$14,504,117	$382,306	2.6%
Laundry and sundry income	104,980	126,140	(21,160)	(16.8%)
	14,991,403	14,630,257	361,146	2.5%
Expenses
Administrative	626,180	548,645	77,535	14.1%
Depreciation and amortization	3,590,240	4,061,940	(471,700)	(11.6%)
Management fee	597,197	590,230	6,967	1.2%
Operating	1,125,813	1,184,073	(58,260)	(4.9%)
Renting	242,515	165,541	76,974	46.5%
Repairs and maintenance	2,287,313	2,315,040	(27,727)	(1.2%)
Taxes and insurance	1,942,998	1,893,555	49,443	2.6%
	10,412,256	10,759,024	(346,768)	(3.2%)
Income Before Other Income (Expense)	4,579,147	3,871,233	707,914	18.3%
Other Income (Expense)
Interest income	90	73	17	23.3%
Interest expense	(3,133,439)	(3,256,341)	122,902	(3.8%)
Income (Loss) from investments in unconsolidated joint ventures	513,406	(561,639)	1,075,045	(191.4%)
Other expense	(194,960)	—	(194,960)	—
	(2,814,903)	(3,817,907)	1,003,004	(26.3%)
Net Income	$1,764,244	$53,326	$1,710,918	3208.4%

Rental income for the three months ended June 30, 2019 was approximately $14,886,000, compared to approximately $14,504,000 for the three months ended June 30, 2018,  an  increase of approximately $382,000 (2.6%). The factors that can be attributed to this increase are as follows: the acquisition of Hamilton Highland resulted in an increase in rental income of approximately $45,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include Westside Colonial, 1144 Commonwealth, Hamilton Oaks, School Street 9 Associates, 140 North Beacon Street Apartments, and Westgate Apartments,  with increases of approximately $57,000, $55,000, $50,000, $42,000, $34,000, and $31,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2019 were approximately $10,412,000 compared to approximately $10,759,000 for the three months ended June 30, 2018,  a decrease of approximately $347,000 (3.2%). Excluding the decrease in operating expenses attributable to the acquisition of Hamilton Highland of approximately $80,000, operating expenses decreased approximately $267,000 (2.7%). The factors contributing to this net decrease are a decrease in depreciation and amortization of approximately $ 368,000 (10.4%) due to fully depreciated assets, a decrease in operating costs of approximately $55,000 (4.8%), partially offset by an increase in administrative expenses  of approximately $85,000 (16.5%), and an increase in renting expenses of approximately $71,000 (44.2%).

Interest expense for the three months ended June 30, 2019 was approximately $3,133,000 compared to approximately $3,256,000 for the three months ended June 30, 2018, a decrease of approximately $123,000 (3.8%). Excluding the increase in interest expense attributable to Hamilton Highland of approximately $36,000, there was a decrease in interest expense of approximately $159,000, primarily due to the payoff of the line of credit.

At June 30, 2019, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $513,000 for  the three months ended June 30, 2019, compared to  a net loss of approximately $562,000 for the three months ended June 30, 2018,  an increase in income of approximately $1,075,000 (191.4%). This increase is primarily due to the absence of the defeasance charge incurred during 2018, the Partnership’s share of which was approximately $1,532,000. This was partially offset by a reduction in the gain realized from the sales of condominium units, as less units were sold in 2019. Included in the income for the three months ended June 30, 2019 is depreciation and amortization expense of approximately $645,000. The proportional income for the three months ended June 30, 2019 from the investment in Dexter Park is approximately $273,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2019 was approximately $1,764,000 compared to income of approximately $53,000 for the three months ended June 30, 2018, an increase  in income of approximately $1,711,000 (3,208.4%).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $8,531,000 during the six months ended June 30, 2019, compared to approximately $7,633,000 for the six months ended June 30, 2018, an increase of approximately $898,000 (11.8%).

	Six Months Ended June 30,		Dollar	Percent
	2019	2018	Change	Change
Revenues
Rental income	$29,654,899	$28,446,762	$1,208,137	4.2%
Laundry and sundry income	218,649	242,495	(23,846)	(9.8%)
	29,873,548	28,689,257	1,184,291	4.1%
Expenses
Administrative	1,238,938	1,087,790	151,148	13.9%
Depreciation and amortization	7,272,918	7,569,031	(296,113)	(3.9%)
Management fee	1,187,806	1,149,858	37,948	3.3%
Operating	3,009,831	3,084,839	(75,008)	(2.4%)
Renting	424,573	273,441	151,132	55.3%
Repairs and maintenance	4,231,544	4,129,323	102,221	2.5%
Taxes and insurance	3,977,104	3,762,038	215,066	5.7%
	21,342,714	21,056,320	286,394	1.4%
Income Before Other Income ( Expense)	8,530,834	7,632,937	897,897	11.8%
Other Income (Expense)
Interest income	269	237	32	13.5%
Interest (expense)	(6,133,728)	(6,240,552)	106,824	(1.7%)
Income from investments in unconsolidated joint ventures	1,062,345	539,261	523,084	97.0%
Other expense	(194,960)	—	(194,960)	—
	(5,266,074)	(5,701,054)	434,980	(7.6%)
Net Income	$3,264,760	$1,931,883	$1,332,877	69.0%

Rental income for the six months ended June 30, 2019 was approximately $29,655,000, compared to approximately $28,447,000 for the six months ended June 30, 2018, an increase of approximately $1,208,000 (4.2%). The factors that can be attributed to this increase are as follows: the acquisition of Hamilton Highland resulted in an increase in rental income of approximately $537,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 1144 Commonwealth Avenue, Westgate Apartments, School Street 9 Associates, 62 Boylston,  Redwood Hills, and 140 North Beacon Street Apartments with increases of approximately $80,000, $74,000, $73,000, $71,000, $61,000, and $53,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2019 were approximately $21,342,000 compared to approximately $21,056,000 for the six months ended June 30, 2018, an increase of approximately $286,000 (1.4%). Excluding the increase in operating expenses attributable to the acquisition of Hamilton Highland of approximately $744,000, operating expenses decreased approximately $458,000 (2.3%). The factors contributing to this net decrease are a decrease in depreciation and amortization of approximately $ 738,000 (10.5%) due to fully depreciated assets, and a decrease in operating expenses of approximately $122,000 (40%) partially offset by an increase in taxes and insurance of approximately $136,000 (3.7%), and an increase in administrative expenses of approximately $125,000 (11.9%).

Interest expense for the six months ended June 30, 2019 was approximately $6,133,000 compared to approximately $6,240,000 for the six months ended June 30, 2018, a decrease of approximately $107,000 (1.7%). Excluding the increase in interest expense attributable to Hamilton Highland of approximately $259,000, there was a decrease in interest expense of approximately $366,000, primarily due to a decrease in interest expense on the line of credit.

At June 30, 2019, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $1,062,000 for the six months ended June 30, 2019, compared to net income of approximately $539,000 for the six months ended June 30, 2018, an increase in income of approximately $523,000 (97.0%). This increase is primarily due to a gain on the sale of real estate of approximately $739,000 on the sale of 3 units at Hamilton Bay Apartments LLC, and 2 units at Hamilton 1025 LLC, compared to the six months ended June 30, 2018 a gain on the sale of real estate of approximately $3,057,000 on the sale of 12 units at Hamilton Bay Apartments LLC, and 12 units at Hamilton 1025 LLC, offset by a decrease due to a defeasance charge of approximately $3,830,000 incurred in connection with the refinancing of the property known as Dexter Park. Included in the income for the six months ended June 30, 2019 is depreciation and amortization expense of approximately $1,288,000. The proportional income for the six months ended June 30, 2019 from the investment in Dexter Park is approximately $499,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2019 was approximately $3,265,000 compared to income of approximately $1,932,000 for the six months ended June 30, 2018, an increase in net income of approximately $1,333,000 (69.0%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2019 was the collection of rents and the proceeds from the refinancing of Captain Parker. The Partnership’s principal source of cash in 2018 was the collection of rents, the proceeds from the line of credit, and the refinancing proceeds from Hamilton Park Towers, LLC. The majority of cash and cash equivalents of $12,590,884 at June 30, 2019 and $9,059,901 at December 31, 2018 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $3,530,983  for the six months ended June 30, 2019 is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	$11,911,247	$12,406,118
Cash (used in) provided by investing activities	(137,987)	1,455,651
Cash (used in) financing activities	(2,584,183)	(8,971,585)
Repurchase of Depositary Receipts, Class B and General Partner Units	(3,305,651)	—
Distributions paid	(2,352,443)	(2,238,962)
Net increase in cash and cash equivalents	$3,530,983	$2,651,222

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures, and the sale of units, as well as other factors. The decrease in cash provided by investing activities is primarily due to improvements to rental properties, partially offset by distributions from unconsolidated joint ventures.. The change in cash used in financing activities is primarily due to the pay down of the line of credit originally used for the purchase of Hamilton Highlands.

During 2019, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,716,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at  62 Boylston Street, Redwood Hills, School Street Associates, Hamilton Highland, Hamilton Green,  and Hamilton Oaks, at a cost of approximately $334,000, $175,000, $175,000, $146,000, $129,000 and $118,000 respectively. The Partnership plans to invest approximately $1,143,000 in additional capital improvements in 2019.

On May 31, 2019,  Residences at Captain Parker, LLC (“Captain Parker”), entered into a Mortgage Note with Strategy Funding Corp., LLC in the principal amount of $20,750,000. Interest only payments on the Note is payable on a monthly basis at a fixed interest rate of 4.05% per annum, and the principal amount of the Note is due and payable on June 1, 2029. The Note is secured by a mortgage on the Captain Parker apartment complex located at 125 Worthen Road and Ryder Lane, Lexington, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2019. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated May 31, 2019. Captain Parker used the proceeds of the loan to pay off an outstanding loan of approximately $20,071,000. In connection with this refinancing, the property incurred a prepayment penalty of approximately $202,000.

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

During the six months ended June 30, 2019 the Partnership received distributions of approximately $2,348,000 from the investment properties. For the six months ended, June 30, 2018, the Partnership received distributions of approximately $21,174,000 from the investment properties, mainly due to the refinancing of Dexter Park. Included in these net distributions is the amount from Dexter Park of approximately $1,168,000 and $16,292,000 for the six months ended June 30, 2019 and 2018 respectively.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.The line had no outstanding balance at June 30,2019.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2019, the Partnership had a 40%-50% ownership interest in eight Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2019, our proportionate share of the non-recourse debt related to these investments was approximately $71,177,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2019, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2020	2021	2022	2023	2024	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt *	$4,662,860	$2,373,795	$2,541,650	$79,920,441	$25,419,180	$138,444,233	$253,362,159

Other obligations	—	—	—	—	—	—	—
Total Contractual Obligations	$4,662,860	$2,373,795	$2,541,650	$79,920,441	$25,419,180	$138,444,233	$253,362,159

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

As of June 30, 2019, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $420,717,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,748,000 (without taking out unamortized deferred financing costs) as of June 30, 2019. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 218 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $257,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2019 would be approximately $12 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the second quarter of 2019:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

April 1-30, 2019	$64.92	1,540	590,059
May 1-31, 2019	$61.46	1,627	588,432
June 1-30, 2019	$61.26	1,632	586,800
Total		4,799

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2019, the Partnership has repurchased 1,413,200 Depositary Receipts at an average price of $28.09 per receipt (or $842.64 per underlying Class A Unit), 3,451 Class B Units and 182 General Partnership Units, both at an average price of $1006.45 per Unit, totaling approximately $43,579,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2019, the Partnership purchased a total of 47,894 Depositary Receipts. The average price was $55.21 per receipt or $1,656.40 per unit. The total cost including commission was $2,644,546. The Partnership was required to repurchase 379 Class B Units and 20 General Partnership units at a cost of $628,044 and $33,055 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: August 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 7, 2019
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 7, 2019
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 7, 2019
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 7, 2019
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 7, 2019
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	August 7, 2019
Eunice Harps