Form 10-Q
period 2019-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2019-11-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, there were 97,683 of the registrant’s Class A units (2,930,475 Depositary Receipts) of limited partnership issued and outstanding and 23,200 Class B units issued and outstanding.

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

The results of operations for three and the nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Rental Properties	$222,410,937	$230,511,263
Cash and Cash Equivalents	14,145,618	9,059,901
Rents Receivable	557,377	762,923
Real Estate Tax Escrows	426,250	495,824
Prepaid Expenses and Other Assets	4,685,545	4,219,749
Investments in Unconsolidated Joint Ventures	1,439,724	1,985,680
Total Assets	$243,665,451	$247,035,340
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$251,505,292	$252,370,843
Notes Payable	—	2,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	19,786,262	18,351,562
Accounts Payable and Accrued Expenses	3,758,179	3,927,889
Advance Rental Payments and Security Deposits	6,797,260	6,009,056
Total Liabilities	281,846,993	282,659,350
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 122,181 and 124,386 units outstanding in 2019 and 2018 respectively	(38,181,542)	(35,624,010)
Total Liabilities and Partners’ Capital	$243,665,451	$247,035,340

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Rental income	$15,038,675	$14,425,908	$44,693,574	$42,872,671
Laundry and sundry income	117,226	119,625	335,875	362,120
	15,155,901	14,545,533	45,029,449	43,234,791
Expenses
Administrative	622,459	526,100	1,861,397	1,613,891
Depreciation and amortization	3,627,142	3,980,177	10,900,060	11,549,208
Management fee	599,864	590,908	1,787,670	1,740,766
Operating	1,111,613	1,101,251	4,121,444	4,186,091
Renting	348,896	312,579	773,470	586,019
Repairs and maintenance	2,654,769	2,951,750	6,886,313	7,081,073
Taxes and insurance	2,014,141	1,866,463	5,991,245	5,628,501
	10,978,884	11,329,228	32,321,599	32,385,549
Income Before Other Income (Expense)	4,177,017	3,216,305	12,707,850	10,849,242
Other Income (Expense)
Interest income	66	64	335	301
Interest expense	(3,011,347)	(3,090,471)	(9,145,075)	(9,331,023)
Income from investments in unconsolidated joint ventures	224,993	534,431	1,287,339	1,073,692
Other expense	(6,750)	—	(201,710)	—
	(2,793,038)	(2,555,976)	(8,059,111)	(8,257,030)
Net Income	$1,383,979	$660,329	$4,648,739	$2,592,212

Net Income per Unit	$11.32	$5.31	$37.93	$20.84

Weighted Average Number of Units Outstanding	122,298	124,386	122,572	124,386

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partners’ Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(2,686,755)	(638,104)	(33,584)	(3,358,443)
Stock Buyback	—	—	—	—		—	—	—	—	—
Net Income	—	—	—	—	—	—	2,073,770	492,520	25,922	2,592,212
Balance September 30, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,893,270)	(6,828,731)	(359,407)	$(36,081,408)

Balance January 1 , 2019	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(2,820,561)	(669,883)	(35,257)	(3,525,701)
Stock Buyback				—	2,205	(2,205)	(2,944,508)	(699,259)	(36,803)	(3,680,570)
Net Income	—	—	—	—	—	—	3,718,992	883,260	46,487	4,648,739
Balance September 30, 2019	144,180	34,243	1,802	180,225	58,044	122,181	$(30,573,429)	$(7,227,707)	$(380,406)	$(38,181,542)

See notes to consolidated financial statements.

   NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$4,648,739	$2,592,212
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,900,060	11,549,208
Amortization of deferred financing costs	281,848	161,226
(Income) from investments in joint ventures	(1,287,339)	(1,073,692)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	975,000	7,436,515
Decrease (Increase) in rents receivable	205,546	(74,558)
(Decrease) Increase in accounts payable and accrued expense	(169,704)	1,179,640
Decrease (Increase) in real estate tax escrow	69,574	(7,219)
(Increase) in prepaid expenses and other assets	(672,463)	(951,272)
Increase in advance rental payments and security deposits	788,204	4,633
Total Adjustments	11,090,726	18,224,481
Net cash provided by operating activities	15,739,465	20,816,693
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	2,326,073	15,347,796
(Investment) in unconsolidated joint ventures	(33,073)	(1,107,646)
Improvement of rental properties	(2,593,079)	(3,058,648)
Purchase of rental property	—	(13,213,294)
Net cash (used in) investing activities	(300,079)	(2,031,792)
Cash Flows from Financing Activities
Payment of financing costs	(235,147)	(148,004)
Proceeds of mortgage notes payable	679,000	83,684
Payment on line of credit	(2,000,000)	(12,000,000)
Principal payments of mortgage notes payable	(1,591,251)	(1,366,143)
Stock buyback	(3,680,570)	—
Distributions to partners	(3,525,701)	(3,358,443)
Net cash (used in) financing activities	(10,353,669)	(16,788,906)
Net Increase in Cash and Cash Equivalents	5,085,717	1,995,995
Cash and Cash Equivalents, at beginning of period	9,059,901	7,238,905
Cash and Cash Equivalents, at end of period	$14,145,618	$9,234,900

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $282,000 and $161,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the  Partnership’s revenues in 2019 or 2018. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2019, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 1.36%. At September 30, 2019 and December 31, 2018, respectively approximately $14,790,000, and $10,784,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $211,184 and $164,066 for the nine months ended September 30, 2019 and 2018, respectively.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2019 and 2018 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2019, the Partnership and its Subsidiary Partnerships owned 2,711 residential apartment units in 23 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2019, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in eight residential and mixed use complexes (the “Investment Properties”) at September 30, 2019 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2019	December 31, 2018	Useful Life
Land, improvements and parking lots	$72,592,772	$72,547,547	15	-	40	years
Buildings and improvements	222,057,646	221,697,939	15	-	40	years
Kitchen cabinets	12,756,811	12,134,519	5	-	10	years
Carpets	8,225,601	7,591,591	5	-	10	years
Air conditioning	603,149	603,149	5	-	10	years
Laundry equipment	349,071	327,643	5	-	7	years
Elevators	1,885,265	1,839,590	20	-	40	years
Swimming pools	444,629	444,629	10	-	30	years
Equipment	13,190,176	12,919,389	5	-	30	years
Motor vehicles	216,260	216,260			5	years
Fences	38,213	38,213	5	-	15	years
Furniture and fixtures	7,607,800	7,013,845	5	-	7	years
Smoke alarms	528,097	528,097	5	-	7	years
Total fixed assets	340,495,490	337,902,411
Less: Accumulated depreciation	(118,084,553)	(107,391,148)
	$222,410,937	$230,511,263

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,788,000 and $1,741,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2019 and 2018, approximately $852,000 and $1,016,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2019 expenses referred to above, approximately $305,000 consisted of repairs and maintenance, $284,000 of administrative expense and $1,000 for rental commissions. Approximately $262,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2019, the Hamilton Company received approximately $764,000 from the Investment Properties of which approximately $493,000 was the management fee, approximately $121,000 for rental commissions, approximately $37,000 was for maintenance services, approximately $29,000 was for administrative services and approximately $84,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,478,000 and $2,480,000 for the nine months ended September 30, 2019 and 2018, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. There were no employer contributions during 2018. For the nine months ended September 30, 2019, the Partnership accrued $27,000 for the employer’s match portion to the plan. See Note 15.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2019 and 2018, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. During the nine months ended September  30, 2018 this individual received fees of $37,500. At June 29, 2018, the individual resigned his position.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $2,860,000, and $2,571,000 of security deposits are included in prepaid expenses and other assets at September 30, 2019 and December 31, 2018, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at September 30, 2019 and December 31, 2018 is approximately $474,000 and $477,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Webster Green Apartments and Woodland Park Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $7,000 net of accumulated amortization of approximately $1,104,000 and approximately $152,000 net of accumulated amortization of approximately $959,000 at September 30, 2019 and December 31, 2018, respectively.

Financing fees in association with the line of credit of approximately $46,000 and $78,000 are net of accumulated amortization of approximately $82,000 and $50,000 at September 30, 2019 and December 31, 2018 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2019 and December 31, 2018, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2019, the interest rates on these loans ranged from 3.76% to 5.81%, payable in monthly installments aggregating approximately $1,173,000 including principal, to various dates through 2029. The majority of the mortgages are subject to prepayment penalties. At September 30, 2019, the weighted average interest rate on the above mortgages was 4.62%. The effective rate of 4.71% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,293,000 and $1,340,000 are net of accumulated amortization of approximately $1,355,000 and $1,248,000 at September 30, 2019 and December 31, 2018, respectively offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2019 are as follows:

2020—current maturities	$4,671,000
2021	2,423,000
2022	2,569,000
2023	102,640,000
2024	10,935,000
Thereafter	129,560,000
252,798,000
Less: unamortized deferred financing costs	(1,293,000)
$251,505,000

On May 31, 2019,  Residences at Captain Parker, LLC (“Captain Parker”), entered into a Mortgage Note with Strategy Funding Corp., LLC in the principal amount of $20,750,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 4.05% per annum, and the principal amount of the Note is due and payable on June 1, 2029. The Note is secured by a mortgage on the Captain Parker apartment complex located at 125 Worthen Road and Ryder Lane, Lexington, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2019.  The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated May 31, 2019. Captain Parker used the proceeds of the loan to pay off an outstanding loan of approximately $20,071,000. In connection with this refinancing, the property incurred a prepayment penalty of approximately $202,000. This expense is included in other expense on the consolidated statement of income.

In connection with its purchase, Hamilton Highlands entered into an Assumption and Modification Agreement dated as of March 29, 2018 with Brookline Bank pursuant to which Hamilton Highlands assumed a note dated as of January 14, 2016 in the principal amount of $21,500,000 and various agreements relating to the Note including a Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing dated as of January 14, 2016.  The purchase price was $34,500,000, consisting of a payment of approximately $13,000,000 in cash and the assumption of the Note and Mortgage. Hamilton Highlands funded $5,000,000 of the cash portion of the purchase price out of cash reserves and the remaining $8,000,000 by drawing on an existing line of credit. The closing costs were approximately $141,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $37,000 in fees for the nine months ended September 30, 2019.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of September 30, 2019.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2019, amounts received for prepaid rents of approximately $2,010,000 are included in cash and cash equivalents, and security deposits of approximately $2,860,000 are included in prepaid expenses and other assets and are restricted cash.

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

In July 2019, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of September 15, 2019 and payable on September 30, 2019, of $9.60 per unit ($0.32 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2019	2018
Net Income per Depositary Receipt	$1.26	$0.69
Distributions per Depositary Receipt	$0.96	$0.90

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2019 are as follows:

Class A	46,435
Class B	11,028
General Partnership	581
58,044

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2019, the Partnership has repurchased 1,418,234 Depositary Receipts at an average price of $28.20 per receipt (or $845.99 per underlying Class A Unit), 3,491 Class B Units and 184 General Partnership Units, both at an average price of $1,015.36 per Unit, totaling approximately $43,954,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2019, the Partnership purchased a total of 52,928 Depositary Receipts. The average price was $55.63 per receipt or $1,668.90 per unit. The total cost including commission was $2,944,507. The Partnership was required to repurchase 419 Class B Units and 22 General Partnership units at a cost of $699,259 and $36,803,  respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

In February, 2019, a water pipe broke at Hamilton Oaks in Brockton, MA. resulting in the evacuation of 40 apartments for approximately one week. The Partnership has insurance coverage on both the repairs and rental loss. As of September 30, 2019, the Partnership has received $75,000 on this claim, and has an estimated insurance recovery receivable of approximately $103,000, which is included on the prepaid expenses and other assets as of September 30, 2019.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2019, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June,

July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2019 as follows:

Commercial
Property Leases
2020	$2,780,000
2021	2,407,000
2022	1,559,000
2023	1,131,000
2024	545,000
Thereafter	683,000
$9,105,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $450,000 and $632,000  for the nine months ended September 30, 2019 and 2018 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2020	$213,099	11,062	12	7%
2021	887,955	37,817	10	30%
2022	538,983	17,038	7	18%
2023	405,072	12,546	6	14%
2024	747,762	24,903	11	25%
2025	14,994	308	1	1%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
Totals	$2,950,315	107,524	48	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $255,000 and $532,000 at September 30, 2019 and December 31, 2018. Included in rents receivable at September 30, 2019 is approximately $92,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street, Cypress Street, and Staples Plaza in Massachusetts.

Rents receivable at September 30, 2019 also includes approximately $92,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2019 and 2018, cash paid for interest was approximately $8,893,000, and $9,240,000 respectively.  Cash paid for state income taxes was approximately $77,000 and $52,000 during the nine months ended September 30, 2019 and 2018 respectively. Additionally, at March 31,2018, the Partnership was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2019 and December 31, 2018, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2019 and December 31, 2018 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2019 and December 31, 2018, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2019 and December 31, 2018, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2019	*	$251,505,292	$264,498,972
At December 31, 2018	*	$252,370,843	$233,362,501
Investment Properties
At September 30, 2019	*	$166,427,083	$172,767,267
At December 31, 2018	*	$166,492,692	$160,956,055

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2019, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2015 forward.

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

At September 30, 2019, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was  $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the  48 units with a new mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years thereafter and matured in March, 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership has been selling the individual units. 3 units were sold in 2019, resulting in a gain of approximately $433,000. This investment is referred to as Hamilton Bay Apartments, LLC. As of September 30, 2019, all units have been sold by this Joint Venture.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC. At September 30, 2019, the balance on this mortgage before unamortized deferred financing costs is $10,000,000.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership  began to sell off the individual units. 2 units were sold in 2019, resulting in a gain of approximately $306,000.  As of September 30, 2019, all residential units were sold. The Partnership still owns  the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10- year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000.  In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At September 30, 2019, the balance on this mortgage before unamortized deferred financing costs is $6,000,000. This investment is referred to as Hamilton Minuteman, LLC

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At September 30, 2019, the balance of the mortgage before unamortized deferred finance $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2019, the balance of this mortgage before unamortized deferred financing costs is approximately $9,405,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of September 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,966,539	$2,593,771	$5,748,520	$86,850	$—	$5,413,076	$16,075,655	$84,722,545	$121,606,956
Cash & Cash Equivalents	342,346	44,020	156,545	24,496	10,775	120,874	172,829	1,449,013	2,320,898
Rent Receivable	243,635	28,041	5,426	—	—	2,202	13,651	48,495	341,450
Real Estate Tax Escrow	72,146	—	53,249	—	—	28,147	92,138	—	245,680
Prepaid Expenses & Other Assets	309,502	102,546	86,574	1,761	2,951	26,661	174,851	1,435,797	2,140,643
Total Assets	$7,934,168	$2,768,378	$6,050,314	$113,107	$13,726	$5,590,960	$16,529,124	$87,655,850	$126,655,627
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,917,266	$—	$9,346,663	$—	$—	$5,902,139	$16,821,081	$124,439,934	$166,427,083
Accounts Payable & Accrued Expense	85,115	1,964	103,905	7,976	4,411	57,338	181,510	818,027	1,260,246
Advance Rental Pmts & Security Deposits	286,274	—	293,858	1,310	101	141,128	443,274	2,519,816	3,685,761
Total Liabilities	10,288,655	1,964	9,744,426	9,286	4,512	6,100,605	17,445,865	127,777,777	171,373,090
Partners’ Capital	(2,354,487)	2,766,414	(3,694,112)	103,821	9,214	(509,645)	(916,741)	(40,121,927)	(44,717,463)
Total Liabilities and Capital	$7,934,168	$2,768,378	$6,050,314	$113,107	$13,726	$5,590,960	$16,529,124	$87,655,850	$126,655,627
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	—	$1,383,207	—	$51,910	$4,607	—	—	—	1,439,724
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,177,243)	$—	$(1,847,056)	$—	$—	$(254,823)	$(458,371)	$(16,048,771)	(19,786,262)
Total Investment in Unconsolidated Joint Ventures (Net)									$(18,346,539)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through November 1, 2019	—	—	—	175	48	—	—	—	223
Unsold units	—	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of November 1, 2019	—	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,339,583	$161,712	$1,207,094	$72,558	$3,541	$850,523	$2,553,301	12,164,375	$18,352,687
Laundry and Sundry Income	10,680	—	2,390	—	—	2,560	30,517	79,398	125,545
	1,350,263	161,712	1,209,484	72,558	3,541	853,083	2,583,818	12,243,773	18,478,232
Expenses
Administrative	22,968	21,162	17,366	5,834	5,576	7,283	51,020	152,119	283,328
Depreciation and Amortization	360,417	15,223	258,722	9,580	5,420	267,546	781,400	2,720,532	4,418,840
Management Fees	51,454	6,494	46,506	2,786	145	33,995	98,381	253,132	492,893
Operating	53,817	8	54,291	925	(8)	70,695	284,679	834,181	1,298,588
Renting	32,092	—	21,210	64	—	2,674	39,532	306,092	401,664
Repairs and Maintenance	101,995	3,180	86,964	28,399	10,266	104,727	495,863	1,088,349	1,919,743
Taxes and Insurance	184,210	46,176	111,239	18,402	5,206	98,389	313,906	1,543,795	2,321,323
	806,953	92,243	596,298	65,990	26,605	585,309	2,064,781	6,898,200	11,136,379
Income Before Other Income	543,310	69,469	613,186	6,568	(23,064)	267,774	519,037	5,345,573	7,341,853
Other Income (Loss)
Interest Expense	(360,122)	—	(283,531)	—	(6)	(176,056)	(575,093)	(3,802,783)	(5,197,591)
Gain on Sale of Real Estate	—	—	—	306,075	432,908	—	—	—	738,983
	(360,122)	—	(283,531)	306,075	432,902	(176,056)	(575,093)	(3,802,783)	(4,458,608)
Net Income (Loss)	$183,188	$69,469	$329,655	$312,643	$409,838	$91,718	$(56,056)	$1,542,790	$2,883,245
Net Income (Loss)—NERA 50%	$91,593	$34,734	$164,827	$156,321	$204,918	$45,859	$(28,028)		670,223
Net Income —NERA 40%								$617,116	617,116
									$1,287,339

Financial information for the three months ended September 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$429,472	$60,471	$404,000	$25,497	$(88)	$294,454	$865,299	$4,103,409	$6,182,514
Laundry and Sundry Income	3,810	—	1,806	—	—	425	10,437	30,678	47,156
	433,282	60,471	405,806	25,497	(88)	294,879	875,736	4,134,087	6,229,670
Expenses
Administrative	7,713	11,488	7,324	1,432	1,291	1,533	16,108	56,202	103,091
Depreciation and Amortization	120,986	5,074	86,269	3,190	—	90,045	262,294	913,318	1,481,176
Management Fees	17,228	2,174	16,063	887	—	11,695	33,378	84,479	165,904
Operating	16,773	—	13,766	62	64	19,116	92,863	234,842	377,486
Renting	23,575	—	9,217	64	—	100	6,043	251,543	290,542
Repairs and Maintenance	37,324	—	44,687	—	—	22,406	178,777	524,406	807,600
Taxes and Insurance	60,904	15,316	35,630	3,957	—	33,620	106,568	508,026	764,021
	284,503	34,052	212,956	9,592	1,355	178,515	696,031	2,572,816	3,989,820
Income Before Other Income	148,779	26,419	192,850	15,905	(1,443)	116,364	179,705	1,561,271	2,239,850
Other Income (Loss)
Interest Expense	(117,103)	—	(94,449)	—	—	(59,451)	(194,554)	(1,265,048)	(1,730,605)
Interest Income	—	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—	—	—	—	—	—	—
	(117,103)	—	(94,449)	—	—	(59,451)	(194,554)	(1,265,048)	(1,730,605)
Net Income (Loss)	$31,676	$26,419	$98,401	$15,905	$(1,443)	$56,913	$(14,849)	$296,223	$509,245
Net Income (Loss)—NERA 50%	$15,837	$13,209	$49,200	$7,952	$(723)	$28,456	$(7,426)		106,504
Net Income (Loss)—NERA 40%								$118,489	118,489
									$224,993

Future annual mortgage maturities at September 30, 2019 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3//31/2020	$—	$203,556	$—	$—	$—	$203,556
3/31/2021	—	211,575	—	—	—	211,575
3/31/2022	—	219,910	—	—	—	219,910
3/31/2023	—	228,573	—	—	—	228,573
3/31/2024	—	237,577	—	—	—	237,577
Thereafter	10,000,000	8,303,734	6,000,000	16,900,000	125,000,000	166,203,734
	10,000,000	9,404,925	6,000,000	16,900,000	125,000,000	167,304,925
Less: unamortized deferred financing costs	(82,734)	(58,262)	(97,861)	(78,919)	(560,066)	(877,842)
	$9,917,266	$9,346,663	$5,902,139	$16,821,081	$124,439,934	$166,427,083

At September 30, 2019 the weighted average interest rate on the above mortgages was 4.03%. The effective rate was 4.09% including the amortization expense of deferred financing costs.

Summary financial information at September 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,333,163	$2,596,303	$6,092,507	$231,176	$459,036	$5,718,041	$16,896,745	$87,878,971	$127,205,942
Cash & Cash Equivalents	116,301	101,948	56,599	57,985	52,371	89,079	275,344	1,391,714	2,141,341
Rent Receivable	129,551	6,800	13,680	6,105	3,295	6,254	28,594	243,078	437,357
Real Estate Tax Escrow	69,794	—	50,280	—	—	33,038	104,618	—	257,730
Prepaid Expenses & Other Assets	268,973	118,872	73,892	38,080	42,375	23,617	77,662	1,075,075	1,718,546
Total Assets	$7,917,782	$2,823,923	$6,286,958	$333,346	$557,077	$5,870,029	$17,382,963	$90,588,838	$131,760,916
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,903,476	$—	$9,535,846	$—	$—	$5,893,955	$16,805,030	$124,375,311	$166,513,618
Accounts Payable & Accrued Expense	219,371	1,316	100,067	54,270	38,861	74,553	202,350	964,087	1,654,875
Advance Rental Pmts& Security Deposits	289,586	—	239,839	8,440	1,965	118,562	402,612	2,345,031	3,406,035
Total Liabilities	10,412,433	1,316	9,875,752	62,710	40,826	6,087,070	17,409,992	127,684,429	171,574,528
Partners’ Capital	(2,494,651)	2,822,607	(3,588,794)	270,636	516,251	(217,041)	(27,029)	(37,095,591)	(39,813,612)
Total Liabilities and Capital	$7,917,782	$2,823,923	$6,286,958	$333,346	$557,077	$5,870,029	$17,382,963	$90,588,838	$131,760,916
Partners’ Capital %—NERA	50%	50%	50%	50	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,411,304	$—	$135,318	$258,125	$	$		$1,804,747
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,247,327)	$—	$(1,794,398)	$—	$—	$(108,522)	$(13,515)	$(14,838,237)	(18,001,998)
Total Investment in Unconsolidated Joint Ventures (Net)									$(16,197,251)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through November 1, 2018	—	—	—	173	44	—	—	—	217
Unsold units	—	—	—	2	4	—	—	—	6
Unsold units with deposits for future sale as of November 1, 2018	—	—	—	—	3	—	—	—	3

Financial information for the nine months ended September 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,221,779	$168,608	$1,171,913	$91,719	$63,968	$804,611	$2,589,262	$11,694,039	$17,805,899
Laundry and Sundry Income	10,570	—	3,547	—	—	(364)	28,614	76,562	118,929
	1,232,349	168,608	1,175,460	91,719	63,968	804,247	2,617,876	11,770,601	17,924,828
Expenses
Administrative	17,850	6,452	22,582	4,606	10,553	5,505	37,978	189,513	295,039
Depreciation and Amortization	354,218	5,018	259,925	—	28,000	265,272	771,230	2,672,490	4,356,153
Management Fees	45,452	6,472	48,417	3,562	2,443	31,914	99,274	255,285	492,819
Operating	57,734	—	54,623	584	1,377	79,375	262,071	969,588	1,425,352
Renting	25,613	—	41,335	108	—	5,481	20,563	333,992	427,092
Repairs and Maintenance	121,920	7,928	107,766	91,461	74,821	83,902	490,189	1,195,282	2,173,269
Taxes and Insurance	187018	48,614	107,916	39,169	31,275	94,751	317,227	1,284,804	2,110,774
	809,805	74,484	642,564	139,490	148,469	566,200	1,998,532	6,900,954	11,280,498
Income Before Other Income	422,544	94,124	532,896	(47,771)	(84,501)	238,047	619,344	4,869,647	6,644,330
Other Income (Loss)
Interest Expense	(321,785)	—	(289,348)	(49)	(95)	(176,916)	(573,278)	(3,763,772)	(5,125,243)
Interest Income	—	—	—	—	—	—	—	—	—
Gain on Sale of Real Estate	—	—	—	1,714,935	2,198,492	—	—	—	3,913,427
Other income ( Expense)	—	—	—	—	—	—	—	(3,829,950)	(3,829,950)
	(321,785)	—	(289,348)	1,714,886	2,198,397	(176,916)	(573,278)	(7,593,722)	(5,041,766)
Net Income (Loss)	$100,759	$94,124	$243,548	$1,667,115	$2,113,896	$61,131	$46,066	$(2,724,075)	$1,602,564
Net Income (Loss)—NERA 50%	$50,380	$47,062	$121,775	$833,558	$1,056,949	$30,566	$23,033		2,163,322
Net Income (Loss)—NERA 40%								$(1,089,630)	(1,089,630)
									$1,073,692

Financial information for the three months ended September 30, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$403,744	$60,752	$379,821	$21,357	$18,525	$275,672	$847,723	$3,933,247	$5,940,841
Laundry and Sundry Income	3,186	—	786	—	—	39	9,583	23,477	37,071
	406,930	60,752	380,607	21,357	18,525	275,711	857,306	3,956,724	5,977,912
Expenses
Administrative	4,541	437	9,388	2,036	2,128	1,125	10,789	55,275	85,719
Depreciation and Amortization	120,236	3,689	87,166	—	6,000	89,430	258,280	906,870	1,471,671
Management Fees	16,743	2,158	15,618	948	522	11,052	33,222	82,944	163,207
Operating	17,701	—	17,704	397	187	19,000	58,789	276,238	390,016
Renting	14,563	—	36,118	—	—	1,173	6,054	224,050	281,958
Repairs and Maintenance	35,741	586	60,855	22,888	16,987	38,478	164,150	548,996	888,681
Taxes and Insurance	61,829	15,417	35,747	8,301	5,703	32,100	109,202	450,311	718,610
	271,354	22,287	262,596	34,570	31,527	192,358	640,486	2,544,684	3,999,862
Income Before Other Income	135,576	38,465	118,011	(13,213)	(13,002)	83,353	216,820	1,412,040	1,978,050
Other Income (Loss)
Interest Expense	(113,864)	—	(95,873)	(2)	(20)	(59,507)	(193,638)	(1,275,730)	(1,738,634)
Interest Income	—	—	—		—	—	—	—	—
Gain on sale of Real Estate	—	—	—	409,521	447,183	—	—	—	856,704
	(113,864)	—	(95,873)	409,519	447,163	(59,507)	(193,638)	(1,275,730)	(881,930)
Net Income	$21,712	$38,465	$22,138	$396,306	$434,161	$23,846	$23,182	$136,309	$1,096,120
Net Income —NERA 50%	$10,857	$19,234	$11,069	$198,153	$217,081	$11,923	$11,591		479,907
Net Income —NERA 40%								$54,524	54,524
									$534,431

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2019 was $27,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17—SUBSEQUENT EVENTS

On October 2, 2019, The Hamilton Company, Inc. (the “Purchaser”), an affiliate of New England Realty Associates Limited Partnership (the “Partnership”), entered into a Purchase and Sale Agreement dated as of September 27, 2019 (the “Purchase Agreement”) with Ninety-Three Realty Limited Partnership and the other sellers named therein (collectively “Seller”) to purchase the property known as Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of $59,550,000. The Purchaser has the right to terminate the Purchase Agreement for any reason within forty-five (45) days after the later of September 27, 2019 and the date on which due diligence materials related to the property are delivered to the Purchaser.  This description of the material terms and conditions of the Purchase Agreement is qualified by reference to the text of the Purchase Agreement, which is filed as Exhibit 10.1 with this Current Report on Form 8-K.   The Partnership or a subsidiary of the Partnership, as the Purchaser’s assignee, will take ownership of the Property at the closing of the transactions described in the Purchase Agreement.The Partnership made a $600,000 deposit for the purchase of that property. On November 1, 2019, the Partnership made a $630,000 deposit for the rate lock in connection with a $31,000,000 mortgage to fund the purchase. The Partnership will use its cash reserve and line of credit to fund the balance of the purchase. Management expects to close the purchase by the end of 2019.

From October 1, 2019 through November  6, 2019, the Partnership purchased a total of 1,879 Depository Receipts. The average price was $59.98 per receipt or $1,769.40 per unit. The total cost was $110,860.

The Partnership is required to purchase 15 Class B units and 1 General Partnership units at a cost of $26,320 and $1,018 respectively.

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

During the third quarter of 2019, rents continued to increase with average increases of 3.5% for renewals and 2.7% for new leases. For the balance of 2019 management expects that rents will continue to increase and renewal rents are expected to be in the range of 2.0-3.0%.

For the third quarter of 2019, including the purchase of Hamilton Highlands, consolidated revenue increased by 4.2%, operating expenses decreased by 3.1% and Income before Other Income (Expense) grew by 29.9%. Excluding the Hamilton Highland acquisition, same store revenue grew by 3.8%, operating expenses decreased by 1.7% and Income before Other Income (Expense) grew by 20.0%. For the same reporting period, vacancy was 3.4% vs 3.3%. Excluding Depreciation and Amortization, same store revenues (excluding Hamilton Highlands) grew by 3.8%, operating expenses by 0.1% and Net Operating Income by 6.7%.

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

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.  In January 2019, the Partnership paid off the $2,000,000 balance on the line of credit.  As of September 30, 2019, the credit line had no outstanding balance.

In May, 2019, the Partnership refinanced the Residences at Captain Parker. The prior mortgage of $20,071,000 had, at that time, a variable interest rate of 4.5%, which matured in February 2026, and had interest only payments until March 2021, with a thirty year amortization schedule thereafter.  The new mortgage is for $20,750,000, with a fixed rate of 4.05%, maturing in 10 years, with interest only payments for the term of the loan. In connection with the refinancing, the partnership incurred a prepayment penalty of approximately $202,000.

On October 2, 2019, The Hamilton Company, Inc. (the “Purchaser”), an affiliate of New England Realty Associates Limited Partnership (the “Partnership”), entered into a Purchase and Sale Agreement dated as of September 27, 2019 (the “Purchase Agreement”) with Ninety-Three Realty Limited Partnership and the other sellers named therein (collectively “Seller”) to purchase the property known as Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of $59,550,000. The Purchaser has the right to terminate the Purchase Agreement for any reason within forty-five (45) days after the later of September 27, 2019 and the date on which due diligence materials related to the property are delivered to the Purchaser.  This description of the material terms and conditions of the Purchase Agreement is qualified by reference to the text of the Purchase Agreement, which is filed as Exhibit 10.1 with this Current Report on Form 8-K.   The Partnership or a subsidiary of the Partnership, as the Purchaser’s assignee, will take ownership of the Property at the closing of the transactions described in the Purchase Agreement. The Partnership made a $600,000 deposit for the purchase of that property. On November 1, 2019, the Partnership made a $630,000 deposit for the rate lock in connection with a $31,000,000 mortgage to fund the purchase. The Partnership will use its cash reserve and line of credit to fund the balance of the purchase. Management expects to close the purchase by the end of 2019.

From the start of the Stock Repurchase Program in 2007 through September 30, 2019, the Partnership has purchased 1,418,234 Depositary Receipts. In January 2019, the Partnership purchased 40,000 Depository Receipts from the former president of the management company. During the nine months ended September 30, 2019, the Partnership purchased a total of 52,928 Depositary Receipts. The average price was $55.63 per receipt or $1,668.90 per unit. The total cost including commission was $2,944,501. The Partnership was required to repurchase 419 Class B Units and 22 General Partnership units at a cost of $699,259 and $36,803 respectively.

At November 1, 2019, the Estate of Harold Brown and his brother Ronald Brown  collectively own approximately 21% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc.(“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager.

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

Residential tenants sign a one year lease. During the nine  months ended September 30, 2019, tenant renewals were approximately 68% with an average rental increase of approximately 3.7%, new leases accounted for approximately 32% with rental rate increases of approximately 3.1%. During the nine months ended September 30, 2019, leasing commissions were approximately $476,000 compared to approximately $367,000 for the nine months ended September 30, 2018,  an increase of approximately $109,000 (29.7%) . Tenant concessions were approximately $52,000 for the nine months ended September 30, 2019, compared to approximately $44,000 for the nine months ended September 30, 2018, an increase of approximately $8,000 (18.2%). Tenant improvements were approximately $1,850,000 for the nine months ended September 30, 2019, compared to approximately $2,072,000 for the nine months ended September 30, 2018, a decrease of approximately $222,000 (10.7%).

Hamilton accounted for approximately 4.4% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2019 and 4.2 % during the nine months ended September 30, 2018. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $190,000 (60.9%) and approximately $166,000 (76.7%) of the legal services paid for by the Partnership during the nine months ended September 30, 2019 and 2018 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2019, Hamilton provided the Partnership approximately $262,000 in construction and architectural services, compared to approximately $427,000 for the nine months ended Sepember 30, 2018.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2019 and 2018, Hamilton charged the Partnership $97,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30,  2019 and September 30, 2018

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,177,000 during the three months ended September 30, 2019,  compared to approximately $3,216,000 for the three months ended September 30, 2018,  an  increase of approximately $961,000 (29.9%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2019	November 1, 2018
Residential
Units	2,730	2,730
Vacancies	92	91
Vacancy rate	3.4%	3.3%
Commercial
Total square feet	108,043	108,043
Vacancy	392	1,360
Vacancy rate	0.4%	1.3%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2019		2018
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$15,039	$15,039	$14,426	$14,426
Residential percentage	94%	94%	93%	93%
Commercial percentage	6%	6%	7%	7%
Contingent rentals	$173	$173	$183	$183

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018:

	Three Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Revenues
Rental income	$15,038,675	$14,425,908	$612,767	4.2%
Laundry and sundry income	117,226	119,625	(2,399)	(2.0%)
	15,155,901	14,545,533	610,368	4.2%
Expenses
Administrative	622,459	526,100	96,359	18.3%
Depreciation and amortization	3,627,142	3,980,177	(353,035)	(8.9%)
Management fee	599,864	590,908	8,956	1.5%
Operating	1,111,613	1,101,251	10,362	0.9%
Renting	348,896	312,579	36,317	11.6%
Repairs and maintenance	2,654,769	2,951,750	(296,981)	(10.1%)
Taxes and insurance	2,014,141	1,866,463	147,678	7.9%
	10,978,884	11,329,228	(350,344)	(3.1%)
Income Before Other Income (Expense)	4,177,017	3,216,305	960,712	29.9%
Other Income (Expense)
Interest income	66	64	2	3.1%
Interest expense	(3,011,347)	(3,090,471)	79,124	(2.6%)
Income (Loss) from investments in unconsolidated joint ventures	224,993	534,431	(309,438)	(57.9%)
Other expense	(6,750)	—	(6,750)	—
	(2,793,038)	(2,555,976)	(237,062)	9.3%
Net Income	$1,383,979	$660,329	$723,650	109.6%

Rental income for the three months ended September 30, 2019 was approximately $15,039,000, compared to approximately $14,426,000 for the three months ended September 30, 2018,  an  increase of approximately $613,000 (4.2%). The factors that can be attributed to this increase are as follows: the acquisition of Hamilton Highland resulted in an increase in rental income of approximately $80,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include 62 Boylston,  Hamilton Oaks, Woodland Park, Westgate Apartments, Redwood Hills, and 1144 Commonwealth, with increases of approximately $150,000, $67,000, $57,000, $57,000, $44,000, and $42,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2019 were approximately $10,979,000 compared to approximately $11,329,000 for the three months ended September 30, 2018,  a decrease of approximately $350,000 (3.1%). A decrease in expenses at Hamilton Highlands of approximately $175,000 is due primarily to a decrease in depreciation and amortization of approximately $111,000, and a decrease in repairs and maintenance of approximately $46,000. The factors contributing to the additional $175,000 decrease are a decrease in depreciation and amortization of approximately $ 241,000 (7.0%) due to fully depreciated assets, a decrease in repairs and maintenance of approximately $250,000 (8.7%), partially offset by an increase taxes and insurance of approximately $141,000 (7.8%), and an increase in administrative expenses of approximately $119,000 (24.0%), due to the installation of new property management software.

Interest expense for the three months ended September 30, 2019 was approximately $3,011,000 compared to approximately $3,090,000 for the three months ended September 30, 2018, a decrease of approximately $79,000 (2.6%). Excluding the increase in interest expense attributable to Hamilton Highland of approximately $13,000, there was a decrease in interest expense of approximately $92,000, primarily due to the paydown of the line of credit.

At September 30, 2019, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $225,000 for  the three months ended September 30, 2019, compared to net income of approximately $534,000 for the three months ended September 30, 2018,  a decrease in income of approximately $309,000 (57.9%). This decrease is primarily due to the reduction in the gain realized from the sales of condominium units of approximately $857,000 for the quarter ended September 30, 2018 as no units were sold in the quarter ended September 30, 2019. Included in the income for the three months ended September 30, 2019 is depreciation and amortization expense of approximately $649,000. The proportional income for the three months ended September 30, 2019 from the investment in Dexter Park is approximately $118,000.

As a result of the changes discussed above, net income for the three months ended September 30, 2019 was approximately $1,384,000 compared to income of approximately $660,000 for the three months ended September 30, 2018, an increase  in income of approximately $724,000 (109.6%).

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $12,708,000 during the nine months ended September 30, 2019, compared to approximately $10,849,000 for the nine months ended September 30, 2018, an increase of approximately 1,859,000 (17.1%).

	Nine Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Revenues
Rental income	$44,693,574	$42,872,671	$1,820,903	4.2%
Laundry and sundry income	335,875	362,120	(26,245)	(7.2%)
	45,029,449	43,234,791	1,794,658	4.2%
Expenses
Administrative	1,861,397	1,613,891	247,506	15.3%
Depreciation and amortization	10,900,060	11,549,208	(649,148)	(5.6%)
Management fee	1,787,670	1,740,766	46,904	2.7%
Operating	4,121,444	4,186,091	(64,647)	(1.5%)
Renting	773,470	586,019	187,451	32.0%
Repairs and maintenance	6,886,313	7,081,073	(194,760)	(2.8%)
Taxes and insurance	5,991,245	5,628,501	362,744	6.4%
	32,321,599	32,385,549	(63,950)	(0.2%)
Income Before Other Income ( Expense)	12,707,850	10,849,242	1,858,608	17.1%
Other Income (Expense)
Interest income	335	301	34	11.3%
Interest (expense)	(9,145,075)	(9,331,023)	185,948	(2.0%)
Income from investments in unconsolidated joint ventures	1,287,338	1,073,692	213,646	19.9%
Other expense	(201,710)	—	(201,710)	—
	(8,059,112)	(8,257,030)	197,918	(2.4%)
Net Income	$4,648,738	$2,592,212	$2,056,526	79.3%

Rental income for the nine months ended September 30, 2019 was approximately $44,693,000, compared to approximately $42,872,000 for the nine months ended September 30, 2018, an increase of approximately $1,821,000 (4.2%). The factors that can be attributed to this increase are as follows: the acquisition of Hamilton Highland resulted in an increase in rental income of approximately $617,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, 62 Boylston, Westgate Apartments, 1144 Commonwealth Avenue, Hamilton Oaks, Woodland Park,   and School Street 9, with increases of approximately 221,000, 132,000, $122,000, $119,000, $107,000, and $105,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2019 were approximately $32,322,000 compared to approximately $32,386,000 for the nine months ended September 30, 2018, a decrease of approximately $64,000 (0.2%). Excluding the increase in operating expenses attributable to the acquisition of Hamilton Highland of approximately $569,000, operating expenses decreased approximately $633,000 (2.0%). The factors contributing to this net decrease are a decrease in depreciation and amortization of approximately $979,000 (9.4%) due to fully depreciated assets, and a decrease in repairs and maintenance of approximately $229,000 (3.3%) partially offset by an increase in taxes and insurance of approximately $277,000 (5.0%), and an increase in administrative expenses of approximately $244,000 (15.8%), due to the installation of new property management software.

Interest expense for the nine months ended September 30, 2019 was approximately $9,145,000 compared to approximately $9,331,000 for the nine months ended September 30, 2018, a decrease of approximately $186,000 (2.0%). Excluding the increase in interest expense attributable to Hamilton Highland of approximately $272,000, there was a decrease in interest expense of approximately $458,000, primarily due to a decrease in interest expense from the paydown on the line of credit.

At September 30, 2019, the Partnership has between a 40% and 50% ownership interests in eight different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $1,287,000 for the nine months ended September 30, 2019, compared to net income of approximately $1,073,000 for the nine months ended September 30, 2018, an increase in income of approximately $214,000 (19 .9%). This increase is primarily due to a gain on the sale of real estate of approximately $739,000 on the sale of 3 units at Hamilton Bay Apartments LLC, and 2 units at Hamilton 1025 LLC, compared to the nine months ended September 30, 2018 a gain on the sale of real estate of approximately $3,913,000 on the sale of 15 units at Hamilton Bay Apartments LLC, and 15 units at Hamilton 1025 LLC, offset by a decrease due to a defeasance charge of approximately $3,830,000 incurred in connection with the refinancing of the property known as Dexter Park. Included in the income for the nine months ended September 30, 2019 is depreciation and amortization expense of approximately $1,937,000. The proportional income for the nine months ended September 30, 2019 from the investment in Dexter Park is approximately $617,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2019 was approximately $4,649,000 compared to income of approximately $2,592,000 for the nine months ended September 30, 2018, an increase in net income of approximately $2,057,000 (79.3%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2019 was the collection of rents and the proceeds from the refinancing of Captain Parker. The Partnership’s principal source of cash in 2018 was the collection of rents, the proceeds from the line of credit, and the refinancing proceeds from Hamilton Park Towers, LLC. The majority of cash and cash equivalents of $14,145,618 at September 30, 2019 and $9,059,901 at December 31, 2018 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $5,085,717  for the nine months ended September 30, 2019 is summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Cash provided by operating activities	$15,739,465	$20,816,693
Cash (used in) investing activities	(300,079)	(2,031,792)
Cash (used in) financing activities	(3,147,398)	(13,430,463)
Repurchase of Depositary Receipts, Class B and General Partner Units	(3,680,570)	—
Distributions paid	(3,525,701)	(3,358,443)
Net increase in cash and cash equivalents	$5,085,717	$1,995,995

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures, and the sale of units, as well as other factors. The decrease in cash provided by investing activities is primarily due to improvements to rental properties, partially offset by distributions from unconsolidated joint ventures. The change in cash used in financing activities is primarily due to the pay down of the line of credit originally used for the purchase of Hamilton Highlands.

During 2019, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,593,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at  62 Boylston Street, Captain Parker, Redwood Hills, School Street Associates, Hamilton Oaks, and Hamilton Green, at a cost of approximately $403,000, $297,000, $251,000, $229,000, $191,000 and $189,000 respectively.

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

During the nine months ended September 30, 2019 the Partnership received distributions of approximately $3,268,000 from the investment properties. For the nine months ended, September 30, 2018, the Partnership received distributions of approximately $22,784,000 from the investment properties, mainly due to the refinancing of Dexter Park. Included in these net distributions is the amount from Dexter Park of approximately $1,648,000 and $17,708,000 for the nine months ended September 30, 2019 and 2018 respectively.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.The line had no outstanding balance at September 30, 2019.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2019, the Partnership had a 40%-50% ownership interest in eight Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2019, our proportionate share of the non-recourse debt related to these investments was approximately $71,152,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2019, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2020	2021	2022	2023	2024	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt *	$4,670,950	$2,422,725	$2,569,186	$102,640,488	$10,935,462	$129,560,131	$252,798,942

Other obligations	—	—	—	—	—	—	—
Total Contractual Obligations	$4,670,950	$2,422,725	$2,569,186	$102,640,488	$10,935,462	$129,560,131	$252,798,942

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

As of September 30, 2019, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $420,104,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2029. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $30,664,000 (without taking out unamortized deferred financing costs) as of September 30, 2019. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 218 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $257,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2019 would be approximately $17 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the second quarter of 2019:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

July 1-31, 2019	$60.20	1,660	585,140
August 1-31, 2019	$59.04	770	584,370
September 1-30, 2019	$59.31	2,604	581,766
Total		5,034

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2019, the Partnership has repurchased 1,418,234 Depositary Receipts at an average price of $28.20 per receipt (or $845.99 per underlying Class A Unit), 3,491 Class B Units and 184 General Partnership Units, both at an average price of $1,015.36 per Unit, totaling approximately $43,954,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2019, the Partnership purchased a total of 52,928 Depositary Receipts. The average price was $55.63 per receipt or $1,668.90 per unit. The total cost including commission was $2,944,507. The Partnership was required to repurchase 419 Class B Units and 22 General Partnership units at a cost of $699,259 and $36,803 respectively.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: November 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 8, 2019
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	November 8, 2019
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 8, 2019
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 8, 2019
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	November 8, 2019
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	November 8, 2019
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	November 8, 2019
Sally Michael

/s/ ROBERT SOMMA	Director of the General Partner	November 8, 2019
Robert Somma