Form 10-K
period 2019-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2020-03-12
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

At June 30, 2019, the aggregate market value of the registrant’s securities held by non‑affiliates of the registrant was $116,743,241  based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

As of March 2, 2020, there were 97,492  of the registrant’s Class A units (2,924,746 Depositary Receipts) of limited partnership issued and outstanding and 23,154  Class B units issued and outstanding.

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

The Partnership is engaged in the business of acquiring, developing, holding for investment, operating and selling real estate. The Partnership, directly or through 29 subsidiary limited partnerships or limited liability companies, owns and operates various residential apartments, condominium units and commercial properties located in Massachusetts and New Hampshire. As used herein, the Partnership’s subsidiary limited partnerships and limited liabilities companies are each referred to as a “Subsidiary Partnership” and are collectively referred to as the “Subsidiary Partnerships.”

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

Effective as of May 3, 2019, the Board of Directors of the Partnership’s general partner, New Real, Inc. elected Andrew Bloch as a member of the Board. Mr. Bloch is the Co-CEO and CFO of the Hamilton Company, Inc. the Manager of the Partnership’s properties.

Effective as of August 5, 2019, the Board of Directors of the Partnership’s general partner, New Real, Inc. elected Sally Michael and Robert Somma as  members of the Board. Ms. Michael and Mr. Somma are Trustees of the Estate of Harold Brown.

As of December 31, 2019, the Partnership was managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by the Estate of Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company was wholly owned by the Estate of Harold Brown and employed Ronald Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 54 individuals at the Properties and 14 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2020, the Partnership and its Subsidiary Partnerships owned 2,892  residential apartment units in 25 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2020, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed‑use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10‑K.

Additionally, as of February 1, 2020, the Partnership owned a 40‑50% interest in 7 residential and mixed use complexes, the Investment Properties, with a total of  688 residential units, one commercial unit, and a 50 car parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the “Properties.”

The Estate of Harold Brown has, and, in certain cases, Ronald Brown, and officers and employees of the Hamilton Company own or have owned interests in certain of the Properties, Subsidiary Partnerships and Joint Ventures. See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

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

The Second Amended and Restated Contract of Limited Partnership of the Partnership (the “Partnership Agreement”) authorizes the General Partner to acquire real estate and real estate related investments from or in participation with either or both of the Estate of Harold Brown and Ronald Brown, or their affiliates, upon the satisfaction of certain terms and conditions, including the approval of the Partnership’s Advisory Committee and limitations on the price paid by the Partnership for such investments. The Partnership Agreement also permits the Partnership’s limited partners and the General Partner to make loans to the Partnership, subject to certain limitations on the rate of interest that may be charged to the Partnership. Except for the foregoing, the Partnership does not have any policies prohibiting any limited partner, General Partner or any other person from having any direct or indirect pecuniary interest in any investment to be acquired or disposed of by the Partnership or in any transaction to which the Partnership is a party or has an interest in or from engaging, for their own account, in business activities of the types conducted or to be conducted by the Partnership. The General Partner is not limited in the number or amount of mortgages which may be placed on any Property, nor is there a policy limiting the percentage of Partnership assets which may be invested in any specific Property.

Unit Distributions

In January 2020, the Partnership approved  a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2020. In 2019 the Partnership paid a total distribution of an aggregate $ 38.40 per Unit ($1.28 per Receipt) for a total payment of $4,696,893 in 2019. In 2018 the Partnership paid a total distribution of an aggregate $36.00 per Unit ($1.20 per Receipt) for a total payment of $4,477,923 in 2018.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9,2020, the General Partner extended the program for an additional five years, from March 31,2020, until March 31,2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2019, the Partnership has repurchased 1,423,109 Depositary Receipts at an average price of $28.31 per receipt (or $849.30 per underlying Class A Unit), 3,530 Class B Units and 186 General Partnership Units, both at an average price of $ 1,024.08 per Unit, totaling approximately $44,324,000 including brokerage fees paid by the Partnership.

Property Transactions

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development LLC, collectively referred to  as Mill Street,  wholly-owned subsidiaries of New England Realty Associates Limited Partnership closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership (the “Purchase Agreement”) pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of $59,550,000. Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan.

On December 20, 2019, Mill Street Gardens, LLC entered into a Loan Agreement (the “Agreement”) with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019 (the “Guaranty”).

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

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts “for a purchase price of $45,600,000. The closing costs were approximately $64,000. To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings was to mature on July 16, 2018, with interest only at 4.75%. The balance of the purchase price was funded by the Partnership’s cash reserves. The line of credit was paid down to $17,000,000 and the loan payable to HBC Holdings was paid in full through the refinancing of Woodland Park and partnership cash reserves by December 31, 2017. From the purchase price, the Partnership allocated approximately $541,000 for in- place leases, and approximately $42,000 to the value of tenant relationships. These amounts were amortized over 12 and 24 months respectively.

During 2019, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,898,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Captain Parker, 62 Boylston Street, Hamilton Oaks, Redwood Hills  , 9 School Street, and Hamilton Green,  at a cost of $878,000, $442,000,  $412,000, $338,000, $264,000, and $227,000 respectively. The Partnership plans to invest approximately $4,000,000 in capital improvements in 2020.

During 2019, two Joint Venture Partnerships sold  5 units at a gain of approximately $735,000. Hamilton 1025 LLC sold 2 units with a gain on the sales of approximately $306,000, and Hamilton Bay Apartments LLC sold 3 units at a gain of approximately $429,000.

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

The Partnership drew down the line of credit to partially fund the purchases of Woodland Park in 2017 and Webster Green in 2018. The line was paid down in full in the first quarter of 2019.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street. On December 20, the Partnership paid down $2,000,000. As of December 31, 2019, the line of credit had an outstanding balance of $18,000,000.

The line of credit may be used for acquisition, refinancing, improvements, working capital and other needs of the Partnership. The line may not be used to pay distributions, make distributions or acquire equity interests of the Partnership.

The line of credit is collateralized by varying percentages of the Partnership’s ownership interest in 24 of its subsidiary properties and joint ventures. Pledged interests range from 49% to 100% of the Partnership’s ownership interest in the respective entities.

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $48,000 for the twelve months ended December 31, 2019.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2019.

Advisory Committee

As of December 31, 2019, the Advisory Committee members were limited partners Gregory Dube, Robert Nahigian, and David Ross. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

We may be adversely affected  by the world wide spread of the coronavirus (COVID-19). The current health crises caused by the coronavirus (COVID-19), may have a material adverse effect on the national and local economies as well as the Partnership business.  The impact of an outbreak of a contagious disease on our tenants, vendors and properties is difficult to predict and could have a material adverse effect on our results of operations and financial condition.

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

We may be adversely affected by the potential discontinuation of LIBOR.  In July 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.  As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR.  We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published.  Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR.  If that were to occur, our interest payments on our debt tied to LIBOR could change.  In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that area higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and our unconsolidated joint ventures’ variable rate debt. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate specified in the applicable documentation governing such debt or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

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

We are subject to control by our directors and officers.  The directors and executive officers of the General Partner and members of their families and related entities owned approximately 33% of our depositary receipts as of December 31, 2019. Additionally, management decisions rest with our General Partner without limited partner approval.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2018, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be reduced.

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

Apartment Complexes

The table below lists the location of the 2,911 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2020, the principal amount outstanding under any mortgages as of December 31, 2019, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2019 (1)	Mortgage
Boylston Downtown L.P.	269 units					2	$37,526,355	2028
62 Boylston Street	0 three bedroom				N/A		3.97%
Boston, MA	0 two bedroom				N/A
	53 one bedroom		$2,175	–	3,075
	216 studios		$1,950	–	2,975
Brookside Associates, LLC	44 units					—	$2,393,123	2020
5–7–10–12 Totman Road	0 three bedroom				N/A		5.81%
Woburn, MA	34 two bedroom		$1,675	–	1,875
	10 one bedroom		$1,575	–	1,700
	0 studios				N/A
Clovelly Apartments L.P.	103 units					3	$4,160,000	2023
160–170 Concord Street	0 three bedroom				N/A		5.62%
Nashua, NH	53 two bedroom		$1,400	–	1,550
	50 one bedroom		$1,275	–	1,325
	0 studios				N/A
Commonwealth 1137 L.P.	35 units					1	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three bedroom		$2,700	–	3,375		5.65%
Allston, MA	4 two bedroom		$2,500	–	2,695
	1 one bedroom		$1,225	–	1,225
	1 studio		$1,600	–	1,600
Commonwealth 1144 L.P.	261 units					2	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three bedroom				N/A		5.61%
Allston, MA	11 two bedroom		$1,650	–	2,000
	109 one bedroom		$1,800	–	2,150
	141 studios		$1,350	–	1,750
Nera Dean Street Associates, LLC	69 units					4	$5,687,000	2024
38–48 Dean Street	0 three bedroom				N/A		4.22%
Norwood, MA	66 two bedroom		$1,176	–	1,850
	3 one bedroom		$1,575	–	1,595
	0 studios				N/A
Executive Apartments L.P.	72 units					1	$2,415,000	2023
545–561 Worcester Road	1 three bedroom		$2,075	–	2,075		5.59%
Framingham, MA	47 two bedroom		$1,575	–	1,800
	23 one bedroom		$1,525	–	1,575
	1 studio		$1,400	–	1,400
Hamilton Battle Green LLC	48 units					1	$4,251,357	2026
34–42 Worthen Road	0 three bedroom				N/A		4.95%
Lexington, MA	24 two bedroom		$2,300	–	2,725
	24 one bedroom		$1,750	–	2,250
	0 studios				N/A
Hamilton Green Apartments LLC	193 units					8	$35,233,819	2029
311–319 Lowell Street	10 three bedroom		$2,565	–	3,800		4.67%
Andover, MA	168 two bedroom		$1,750	–	2,925
	15 one bedroom		$1,700	–	2,000
	0 studios	$			N/A
Hamilton Highlands	79 units					10	$20,570,836	2026
755-757 Highland Avenue	1 three bedroom		$2,850	–	2,850		4.45%
Needham,Ma.	75 two bedroom		$1,767	–	3,056
	2 one bedroom		$1,975	–	2,100
	1 studio		$1,750	–	1,750
Hamilton Oaks Associates, LLC	268 units					11	$11,925,000	2023
30–50 Oak Street Extension	0 three bedroom				N/A		5.59%
40–60 Reservoir Street	96 two bedroom		$1,150	–	1,825
Brockton, MA	159 one bedroom		$1,012	–	1,725
	13 studios		$990	–	1,315
Highland Street Apartments L.P.	36 units					—	$1,050,000	2023
38–40 Highland Street	0 three bedroom				N/A		5.59%
Lowell, MA	24 two bedroom		$1,200	–	1,450
	10 one bedroom		$1,100	–	1,325
	2 studios		$1,150	–	1,150

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2019 (1)	Mortgage
Linhart L.P.	9 units					1	$
4–34 Lincoln Street	0 three bedroom				N/A		—%
Newton, MA	0 two bedroom				N/A
	5 one bedroom		$1,325	–	1,750
	4 studios		$1,400	–	1,400
Mill Street Development (2)
57 Mill Street
Woburn,MA.

Mill Street Gardens, LLC	181 units					10	$31,000,000	2035
57 Mill Street	0 three bedroom				N/A		3.59%
Woburn,MA.	116 two bedroom		$1,750		2,125
	62 one bedroom		$1,550	–	1,975
	3 studios		$1,350	–	1,530
North Beacon 140 L.P.	65 units					3	$6,937,000	2023
140–154 North Beacon Street	10 three bedroom		$2,950	–	3,275		5.59%
Brighton, MA	54 two bedroom		$2,600	–	2,800
	1 one bedroom		$1,875	–	1,875
	0 studios				N/A
Olde English Apartments L.P.	84 units					3	$3,080,000	2023
703–718 Chelmsford Street	0 three bedroom				N/A		5.63%
Lowell, MA	47 two bedroom		$1,375	–	1,575
	30 one bedroom		$1,165	–	1,575
	7 studios		$1,200	–	1,300
Redwood Hills L.P.	180 units					3	$6,743,000	2023
376-382 Sunderland road	0 three bedroom				N/A		5.59%
Worcester, MA	89 two bedroom		$1,345	–	1,610
	91 one bedroom		$1,100	–	1,345
	0 studios				N/A
Residences at Captain Parkers LLC	94 units					4	$20,750,000	2029
125 Worthen Road and Ryder Lane	8 three bedroom		$2,900	–	3,450		4.05%
Lexington, MA	48 two bedroom		$2,275	–	2,875
	38 one bedroom		$1,850	–	2,600
	0 studios				N/A
River Drive L.P.	72 units					2	$3,465,000	2023
3–17 River Drive	0 three bedroom				N/A		5.62%
Danvers, MA	60 two bedroom		$1,575	–	1,850
	5 one bedroom		$1,250	–	1,650
	7 studios		$1,325	–	1,550
School Street 9, LLC	184 units					2	$13,968,691	2023
9 School Street	0 three bedroom				N/A		3.76%
Framingham, MA	96 two bedroom		$1,270	–	1,950
	88 one bedroom		$1,260	–	1,575
	0 studios				N/A
WCB Associates, LLC	180 units					7	$7,000,000	2023
10–70 Westland Street	0 three bedroom	$			N/A		5.66%
985–997 Pleasant Street	96 two bedroom		$1,200	–	1,700
Brockton, MA	84 one bedroom		$1,065	–	1,655
	0 studios				N/A
Westgate Apartments, LLC	220 units					5	$15,700,000	2023
2–20 Westgate Drive	0 three bedroom				N/A		4.65%
Woburn, MA	110 two bedroom		$1,650	–	2,100
	110 one bedroom		$1,175	–	1,900
	0 studios				N/A
Westgate Apartments Burlington, LLC	20 units					—	$2,500,000	2024
105–107 Westgate Drive	0 three bedroom				N/A		4.31%
Burlington, MA	12 two bedroom		$2,200	–	2,450
	8 one bedroom		$1,900	–	1,950
	0 studios				N/A
Woodland Park Partners, LLC	126 units					3	$22,250,000	2027
264-290 Grove Street	0 three bedroom				N/A		3.79%
Newton, MA	80 two bedroom		$1,784	–	2,250
	30 one bedroom		$1,700	–	2,050
	16 studios		$1,400	–	1,650

(1)	The mortgage balance is stated before unamortized deferred financing costs.
(2)	Mill Street Development, LLC, partially held for development, consisting of 4 homes, one used as an office for the apartment complex.

Current free rent concessions would result in an average reduction in unit rents of less than $6.62 per month per  unit. Free rent expense amortized in 2019 was approximately $231,000 compared to approximately $300,000 in 2018.

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development LLC, collectively referred to as Mill Street, a wholly-owned subsidiary of New England Realty Associates Limited Partnership (the “Partnership”) closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership (the “Purchase Agreement”) pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of $59,550,000 in cash. Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street Gardens, LLC entered into a Loan Agreement (the “Agreement”) with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property, and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019 (the “Guaranty”).

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

On March 29, 2018, Hamilton Highlands, LLC a wholly-owned subsidiary of New England Realty Associates Limited Partnership purchased Webster Green Apartments, a 79 unit apartment complex located at 755-757 Highland Avenue, Needham, Massachusetts.  The sale was consummated pursuant to the terms of a Purchase and Sale Contract by and between Webster Green Apartments, LLC, the prior owner of the Property, and The Hamilton Companies, Inc., an affiliate of the Partnership, which agreement was subsequently assigned by Hamilton to Hamilton Highlands.

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

On July 6, 2017, Woodland Park Partners, LLC, a newly formed subsidiary of the Partnership, purchased the Woodland Park Apartments, a 126-unit apartment complex located at 264-290 Grove Street, Newton, Massachusetts , for a purchase price of $45,600,000. The closing costs were approximately $64,000.To fund the purchase price, the Partnership borrowed $25,000,000 under its outstanding line of credit with KeyBank, NA, and $16,000,000 from HBC Holdings, LLC, a Massachusetts limited liability company controlled by Harold Brown. The loan from HBC Holdings was to mature on July 16, 2018, with interest only at 4.75%.  The balance of the purchase price was funded by the

Partnership’s cash reserves. From the purchase price, the Partnership allocated approximately $541,000 for in- place leases, and approximately $42,000 to the value of tenant relationships. These amounts were amortized over 12 and 24 months respectively.

On September 29, 2017, Woodland Park Partners LLC, entered into a Multifamily Loan and Security Agreement with KeyBank National Association  .The manager of Woodland Park is NewReal, Inc., the general partner of New England Realty Associates Limited Partnership. The Partnership is the sole member of Woodland Park. The Loan Agreement provides for a term loan  in the principal amount of $22,250,000.  The Loan is due on October 1, 2027, unless the due date is accelerated in accordance with the Loan’s terms, with interest only through October 1, 2022. Borrowings under the Loan will bear interest at the rate of 3.79%. The proceeds of the loan were used to pay off the loan from HBC Holdings, LLC and pay down the line of credit.

See Note 5 to the Consolidated Financial Statements, included as part of this Form 10‑K, for information relating to the mortgages payable of the Partnership and its Subsidiary Partnerships.

Condominium Units

The Partnership owns and leases to residential tenants 19 Condominium Units in the metropolitan Boston area of Massachusetts.

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2020.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2019	Mortgage
Riverside Apartments	19 units				1	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$1,700	–	2,200
	5 one bedroom	$1,850	–	1,975
	2 studios	$1,475	–	1,750

Commercial Properties

BOYLSTON DOWNTOWN LP.  In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed‑use property includes 17,218 square feet of rentable commercial space. As of February 1, 2020, the commercial space was fully occupied, and the average rent per square foot was $27.01. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC.  The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2020, the commercial space was fully occupied, and the average rent per square foot was $14.50. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $42,000 per year through November 2020. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP.  In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed‑use property includes 21,548 square feet of rentable commercial space. As of February 1, 2020, the commercial space was fully occupied, and the average rent per square foot was $25.81.

NORTH BEACON 140 LP.  In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed‑use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2020, and the average rent per square foot as of that date was $38.50. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

STAPLES PLAZA.  In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 38,695 square feet of rentable commercial space. On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,684. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing in April, 2021, monthly payments of principal and interest in the amount of $32,427 will be made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%. The proceeds of the new loan were used to pay off the existing loan. The closing costs were approximately $69,000. As of February 1, 2020 Staples Plaza was fully occupied, and the average net rent per square foot was $24.02.

HAMILTON LINEWT ASSOCIATES, LLC.  In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. As of February 1, 2020, 1,950 square feet of space is vacant, with 67% of the property occupied at an average rent of $34.00 per square foot.

HAMILTON CYPRESS LLC.  In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2020, the commercial space was fully occupied, with an average rent of $38.21 per square foot.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2020	$232,238	12,982	14	8%
2021	835,995	40,586	7	29%
2022	580,954	15,330	9	20%
2023	444,280	13,591	6	15%
2024	623,739	20,709	11	21%
2025	64,657	1,106	1	2%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
2031	—	—	—	—%
Totals	$2,924,313	108,154	49	100%

Commercial rental income is accounted for using the straight line method. Approximately 55 percent of our commercial leases contain rent escalations which range from $0.25– $1.00 per square foot per year.

Investment Properties

See Note 14 to the Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2019 (1)	Mortgage
345 Franklin, LLC	40 Units				—	$9,354,771	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$3,300	–	3,625
	1 one bedroom	$2,750	–	2,750
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				5	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$1,675	–	2,400
	31 one bedroom	$1,775	–	2,050
	24 studios	$1,525	–	1,900
Hamilton Minuteman, LLC	42 Units				—	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$1,825	–	2,500
	2 one bedroom	$2,175	–	2,200
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				—	$10,000,000	2025
Residential	0 three bedroom			N/A		4.53%
81–83 Essex Street	11 two bedroom	$2,850	–	3,000
Boston, MA.	38 one bedroom	$2,000	–	2,900
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, Massachusetts

Hamilton 1025 LLC	Commercial Building
Commercial
1025 Hancock Street
Quincy,MA.

The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				3	$125,000,000	2028
175–185 Freeman Street,	71 three bedroom	$4,000	–	4,375		3.99%
Brookline,	227 two bedroom	$3,100	–	4,450
MA.	111 one bedroom	$2,275	–	2,900
MA.	0 studios			N/A

Current free rent concessions would result in an average reduction in unit rents of  $16.59 per month per unit. Free rent amortized in 2019 was approximately $137,000, compared to $240,000 in 2018.

 (1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC.  In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40‑unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the

Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2019, the balance of this mortgage before unamortized deferred financing costs is approximately $9,355,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC.  In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2019, the balance of this mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton on Main, LLC.

HAMILTON MINUTEMAN, LLC.  In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10‑year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC.  On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Partnership obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2019, all  residential units were sold. 2 units were sold in 2019, resulting in a gain of  approximately $306,000. The Partnership still owns the commercial building.16 units were sold in the year ended December 31, 2018, resulting in a gain of approximately $1,973,000. This investment is referred to as Hamilton 1025, LLC.

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

The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed.. At December 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC

HAMILTON BAY, LLC.  On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership sold the individual units.

During the 12 months ended December 31, 2018,16 units were sold, resulting in a gain of approximately $2,438,000. 3 units were sold in 2019, resulting in a gain of approximately $429,000. As of December 30, 2019, all units have been sold by this Joint Venture. This investment is referred to as Hamilton Bay Apartments, LLC.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies as needed. In connection with this refinancing, the property incurred a defeasance charge of approximately $3,830,000.   Based on its ownership in the property, the Partnership incurred 40% of this charge, an expense of approximately $1,532,000. This charge had a material effect on the 2018 net income.

At December 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

All references to Depositary Receipts in the report are reflective of the 3‑for‑1 forward split.

Distribution to Limited & General Partners were:

	2019	2018
Class A—Limited Partners (80%)	$3,757,514	$3,582,339
Class B—Limited Partners (19%)	892,410	850,805
Class C—General Partner (1%)	46,969	44,779
Total	$4,696,893	$4,477,923

On March 9, 2020, the closing price on the NYSE American for a Depositary Receipt was $57.00. There were 2,863,480 Depositary Receipts outstanding and 2,011 Units (representing 60,330  receipts) held by approximately 1,882 record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $38.40 per unit ($1.28 per receipt) in 2019. The Partnership made distributions of $36.00 per Unit ($1.20 per Receipt) in 2018. The total distribution was $4,696,893 in 2019 and $4,477,923 in 2018. In January 2020, the Partnership declared a quarterly distribution of $9.60 per Unit ($0.32 per Receipt) payable on March 31, 2020.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9,2020, the General Partner extended the Program for an additional five years from March 31,2020, until March 31,2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2019, the Partnership has repurchased 1,423,109 Depositary Receipts at an average price of $28.31 per receipt (or $849.30 per underlying Class A Unit), 3,530 Class B Units and 186 General Partnership Units, both at an average price of $ 1,024.08 per Unit, totaling approximately $44,324,000 including brokerage fees paid by the Partnership.

Issuer Purchase of Equity Securities during the fourth quarter of 2019:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2019	$58.98	1,879	579,887
November 1–30, 2019	$61.37	1,422	578,465
December 1–31, 2019	$61.93	1,574	576,891
Total		4,875

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among New England Realty Assoc. L.P., the NYSE American Index
and the FTSE Nareit All REITs Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
New England Realty Assoc. L.P.
NYSE American
FTSE Nareit All REITs

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of regulation S-K.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
INCOME STATEMENT INFORMATION(a)
Revenues	$60,477,314	$58,014,064	$52,827,388	$49,555,090	$45,480,714
Expenses	43,205,547	43,095,692	38,682,422	36,295,140	32,597,960
Income before other income (loss)	17,271,767	14,918,372	14,144,966	13,259,950	12,882,754
Other (Loss)	(10,724,515)	(10,749,282)	(7,207,035)	(8,309,098)	(9,110,189)
Net Income	$6,547,252	$4,169,090	$6,937,931	$4,950,852	$3,772,565
Net income per Unit	$53.48	$33.52	$55.77	$39.62	$29.86
Distributions to Partners per Unit	$38.40	$36.00	$64.50	$54.00	$30.00
Net income per Depositary Receipt	$1.78	$1.12	$1.86	$1.32	$1.00
Distributions to Partners per Depositary Receipt	$1.28	$1.20	$2.15	$1.80	$1.00
BALANCE SHEET INFORMATION
Real Estate, gross	398,554,000	337,902,411	311,951,597	263,659,293	261,276,898
Real Estate, net	278,363,988	230,511,263	207,153,794	169,462,811	176,697,314
Total Assets	294,293,649	247,035,340	226,807,236	190,562,066	200,727,567
Total Debt Outstanding	299,771,246	254,370,843	250,221,258	212,709,080	194,500,820
Partners’ Capital	(37,823,788)	(35,624,010)	(35,315,177)	(34,224,726)	(30,810,953)

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of NERA properties available for rental at each December 31,

	Year Ended December 31,
	2019	2018	2017	2016	2015
Residential
Units	2,911	2,730	2,651	2,525	2,525
Vacancies	87	57	46	34	41
Vacancy rate	3.0%	2.1%	1.7%	1.4%	1.6%
Commercial
Total square feet	108,043	108,043	108,043	108,043	108,043
Vacancy (in square feet)	1,950	1,360	—	—	—
Vacancy rate	1.8%	1.3%	—%	—%	—%

See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

(a)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2020 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Effective as of May 3, 2019, the Board of Directors of the Partnership’s general partner, New Real, Inc. elected Andrew Bloch as a member of the Board. Mr. Bloch is the Co-CEO and CFO of the Hamilton Company, Inc. the Manager of the Partnership’s properties.

Effective as of August 5, 2019, the Board of Directors of the Partnership’s general partner, New Real, Inc. elected Sally Michael and Robert Somma as  members of the Board. Ms. Michael and Mr. Somma are Trustees of the Estate of Harold Brown.

 During 2019, rents continued to increase with average increases of 3.7% for renewals and 2.7% for new leases.  Early indications for 2020 are that rents will continue to increase and renewal rents are expected to be in the range of 2-3%.  Some softening in the market is starting to show as rental commission increased to $578,000 in 2019 from $460,000 in 2018, an increase of $118,000 (25.7%). Rental commissions increased approximately $90,000 (24.3%) from 2017 to 2018.  In the strongest of rental markets, tenants generally pay the commission expense and as the market cools more of the expense is shifted to the landlord.

The Coronavirus, an infection that originated in China,  and has spread worldwide, has caused a number of countries to impose travel bans on their citizens. The Partnership rents apartments to international  students. If the coronavirus causes a number of international students from traveling to the United States it may have an effect on the operation of the Partnership.

For 2019, including purchases of Hamilton Highlands and Mill Street, consolidated revenue increased by 4.3%, operating expenses increased by 0.3% and Income before Other Income (Expense) grew by 15.8%. Excluding the Mill Street and Hamilton Highland acquisitions, same store revenue grew by 2.9%, operating expenses decreased by 1.1% and Income before Other Income (Expense) grew by 13.3%.  For the same reporting period, vacancy was 3.0% vs 2.1%. Excluding Depreciation and Amortization, same store revenues (excluding Hamilton Highlands and Mill Street) grew by 2.9%, operating expenses by 2.9% and Net Operating Income by 2.9%. Absent significant economic harm caused by the reaction to  the coronavirus, Management believes similar same store operating results will be achieved for 2020 and that the recent acquisition will result in higher performance.

The Joint Ventures of 1025 Hancock and Hamilton Bay in 2019 sold out all remaining  residential condominium units. 1025 Hancock sold 2 remaining units for a gain of approximately $306,000, and Hamilton Bay sold its 3 remaining units at a gain of approximately $429,000.  The estimated profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $7,168,000.

On February 7, 2020, the Partnership entered into an agreement with KeyBank National Association to refinance Brookside Apartments with Freddie Mac. The new 15 year loan will be approximately $6,175,000, interest only, with an interest rate of 3.53%. These funds will be used to pay off the existing mortgage, the balance of which is $2,390,000, with the remaining portion of the proceeds used to pay down the line of credit.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.  As of December 31, 2019, the credit line had an outstanding balance of $18,000,000.

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development, LLC, collectively referred to as Mill Street, wholly-owned subsidiaries of New England Realty Associates Limited Partnership (the “Partnership”) closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership (the “Purchase Agreement”) pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of

$59,550,000 . Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street entered into a Loan Agreement (the “Agreement”) with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

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

The Stock Repurchase Program that was initiated in 2007 has purchased 1,423,109 Depositary Receipts through December 31, 2019, or approximately 33% of the outstanding Class A Depositary Receipts.  The Partnership  purchased 57,803 Depositary Receipts in 2019.

In March of 2020, the Board of Advisors and Board of Directors  unanimously approved an extension of the Repurchase Program until March 31, 2025. Management believes that the $25,000,000 line of credit, net cash flow from operations and cash on hand have put the Partnership in position to capitalize on investment opportunities should they reveal themselves in the near future. Management will continue to repurchase shares per its trading plan. As always, Management continues to weigh investment alternatives of stock repurchase, new property acquisitions and dispositions when considering its cash balances and performance of the portfolio.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full‑service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 41% of the total properties and 48% of the residential properties managed by Hamilton. Substantially all of the other properties managed by Hamilton are owned, wholly or partially, directly or indirectly, by the Brown Family related entities. The Partnership’s Second Amended and Restated Contract of Limited Partnership (the “Partnership Agreement”) expressly provides that the general partner may employ a management company to manage the properties, and that such management company may be paid a fee of up to 4% of rental receipts for administrative and management services (the “Management Fee”). The Partnership pays Hamilton the full annual Management Fee, in monthly installments.

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

Residential tenants generally sign a one year lease. In 2019, tenant renewals were approximately 68% with an average rental increase of approximately 3.7%, new leases accounted for approximately 32% with rental rate increases of approximately 2.7%. In 2019, leasing commissions were approximately $578,000 compared to approximately $460,000 in 2018, an increase of approximately $118,000 (25.7%) from 2018. Tenant concessions were approximately $57,000 in 2019 compared to approximately $54,000 in 2018,  an increase of approximately $3,000 (5.6%). Tenant improvements were approximately $2,636,000 in 2019 compared to approximately $2,846,000 in 2018, a decrease of approximately $210,000 (7.4%).

Hamilton accounted for approximately 4.3% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2019 and 4.7% in the year ended December 31, 2018. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long‑term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 65.2% and 74.0% of the legal services paid for by the Partnership during the years ended December 31, 2019 and 2018, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as‑needed basis. In 2019, Hamilton provided the Partnership approximately $924,000 in construction and architectural services, compared to $564,000 for the year ended December 31, 2018.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2019, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2019 and December 31, 2018

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $14,918,000 during the year ended December 31, 2019, compared to approximately $14,145,000 for the year ended December 31, 2018,  an increase of  approximately $2,353,000 (15.8%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2020	February 1, 2019
Residential
Units	2,911	2,730
Vacancies	87	57
Vacancy rate	3.0%	2.1%
Commercial
Total square feet	108,043	108,043
Vacancy	1,950	1,360
Vacancy rate	1.8%	1.3%

	Rental Income (in thousands)
	Year Ended December 31,
	2019		2018
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$60,012	$60,012	$57,536	$57,536
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$629	$629	$784	$784

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018:

	Year Ended December 31,		Dollar	Percent
	2019	2018	Change	Change
Revenues
Rental income	$60,012,174	$57,535,734	$2,476,440	4.3%
Laundry and sundry income	465,140	478,330	(13,190)	(2.8%)
	60,477,314	58,014,064	2,463,250	4.2%
Expenses
Administrative	2,495,272	2,204,923	290,349	13.2%
Depreciation and amortization	14,684,248	15,568,973	(884,725)	(5.7%)
Management fee	2,409,151	2,326,225	82,926	3.6%
Operating	5,682,264	5,542,605	139,659	2.5%
Renting	953,043	779,503	173,540	22.3%
Repairs and maintenance	9,191,561	9,187,714	3,847	0.0%
Taxes and insurance	7,790,008	7,485,749	304,259	4.1%
	43,205,547	43,095,692	109,855	0.3%
Income Before Other Income (Expense)	17,271,767	14,918,372	2,353,395	15.8%
Other Income (Expense)
Interest income	607	344	263	76.5%
Interest expense	(12,201,966)	(12,389,680)	187,714	(1.5%)
Income from investments in unconsolidated joint ventures	1,678,554	1,640,054	38,500	2.3%
Other Income (Expense)	(201,710)	—	(201,710)	0.0%
	(10,724,515)	(10,749,282)	24,767	(0.2%)
Net Income	$6,547,252	$4,169,090	$2,378,162	57.0%

Rental income from continuing operations for the year ended December 31, 2019 was approximately $60,012,000, compared to approximately $57,536,000 for the year ended December 31, 2018, an increase of approximately $2,476,000 (4.3%). The factors that can be attributed to this increase are as follows: the acquisition of Mill  Street in 2019 and Hamilton Highland in 2018 resulted in an increase in rental income of approximately $810,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates of approximately 3.4%. The Partnership Properties with the most significant increases in rental income include 62 Boylston Street , Hamilton Oaks, Redwood Hills, Westside Colonial, Westgate Apartments, and 9 School Street Associates, with increases of approximately $344,000, $163,000, $153,000, $139,000, $136,000 and $135,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2019 were approximately $43,206,000 compared to approximately $43,096,000 for the year ended December 31, 2018, an increase of approximately $110,000 (0.3%). Excluding the increase in operating expenses attributable to the acquisition of Mill Street and Hamilton Highland of approximately $2,918,000, operating expenses decreased approximately $442,000 (1.1%). Excluding Mill Street and  Hamilton Highland, factors which contributed to the decrease were a decrease in Depreciation and Amortization expense of approximately $1,226,000 (8.8%), due to fully depreciated assets, partially offset by an increase in Administrative expense of approximately $288,000 (13.7%), primarily due to the installation of new property management software, an increase in Taxes and Insurance of approximately  of $202,000 (2.8%) and an increase in Renting expense of approximately $150,000 (20.5%).

Interest expense for the year ended December 31, 2019 was approximately $12,202,000 compared to approximately $12,390,000 for the year ended December 31, 2018, a decrease of approximately $188,000 (1.5%). Excluding the increase in interest expense attributable to Mill Street and Hamilton Highland of approximately $297,000, there was  a decrease in interest expense of approximately $485,000, (4.1%), primarily due to the paydown of the line of credit.

At December 31, 2019, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $1,679,000 for the year ended December 31, 2019, compared to a net income of approximately $1,640,000 for the year ended December 31, 2018, an increase  in income of approximately $39,000 (2.3%). This increase is primarily due to a gain on the sale of real estate of approximately $735,000 in 2019 versus a gain of $4,411,000, offset by a defeasance charge of $3,830,000 in 2018. Included in the income for the year ended December 31, 2019 is depreciation and amortization expense of approximately $2,587,000. The proportional income for the year ended December 31, 2019 from the investment in Dexter Park is approximately $918,000.

Interest income for the year ended December 31, 2019 was approximately $600 compared to approximately $300 for the year ended December 31, 2018, an increase of approximately $300.

As a result of the changes discussed above, net income for the year ended December 31, 2019 was approximately $6,547,000 compared to income of approximately $4,169,000 for the year ended December 31, 2018, an increase in income of approximately $2,378,000 (57.0%).

Years Ended December 31, 2018 and December 31, 2017

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $14,918,000 during the year ended December 31, 2018, compared to approximately $14,145,000 for the year ended December 31, 2017, an increase of  approximately $773,000 (5.5%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2019	February 1, 2018
Residential
Units	2,730	2,651
Vacancies	57	46
Vacancy rate	2.1%	1.7%
Commercial
Total square feet	108,043	108,043
Vacancy	1,360	—
Vacancy rate	1.3%	0.0%

	Rental Income (in thousands)
	Year Ended December 31,
	2018		2017
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$57,536	$57,536	$52,370	$52,370
Residential percentage	94%	94%	93%	93%
Commercial percentage	6%	6%	7%	7%
Contingent rentals	$784	$784	$642	$642

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:

	Year Ended December 31,		Dollar	Percent
	2018	2017	Change	Change
Revenues
Rental income	$57,535,734	$52,370,221	$5,165,513	9.9%
Laundry and sundry income	478,330	457,167	21,163	4.6%
	58,014,064	52,827,388	5,186,676	9.8%
Expenses
Administrative	2,204,923	2,008,107	196,816	9.8%
Depreciation and amortization	15,568,973	13,462,395	2,106,578	15.6%
Management fee	2,326,225	2,159,458	166,767	7.7%
Operating	5,542,605	5,227,502	315,103	6.0%
Renting	779,503	632,232	147,271	23.3%
Repairs and maintenance	9,187,714	8,378,639	809,075	9.7%
Taxes and insurance	7,485,749	6,814,089	671,660	9.9%
	43,095,692	38,682,422	4,413,270	11.4%
Income Before Other Income ( Expense)	14,918,372	14,144,966	773,406	5.5%
Other Income (Expense)
Interest income	344	1,284	(940)	(73.2%)
Interest (expense)	(12,389,680)	(11,114,146)	(1,275,534)	11.5%
Income (Loss) from investments in unconsolidated joint ventures	1,640,054	3,905,827	(2,265,773)	(58.0%)
	(10,749,282)	(7,207,035)	(3,542,247)	49.1%
Net Income	$4,169,090	$6,937,931	$(2,768,841)	(39.9%)

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

At December 31, 2018, the Partnership has between a 40% and 50% ownership interests in nine different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2019 were the collection of rents, the proceeds from the line of credit, proceeds from a mortgage for the purchase of Mill Street, and the refinancing of Captain Parker. In 2018, the principal sources of cash were the collection of rents, the proceeds from the line of credit and the refinancing proceeds from Hamilton Park Towers, LLC. The majority of cash and cash equivalents of $7,546,324 at December 31, 2019 and $9,059,901 at December 31, 2018 were held in interest bearing accounts at creditworthy financial institutions.

This decrease in cash of $1,513,577 at December 31, 2019 is summarized as follows:

	Year Ended December 31,
	2019	2018
Cash provided by operating activities	$22,448,895	$25,631,546
Cash (used in) investing activities	(29,277,643)	(2,436,827)
Cash provided by (used in) financing activities	14,062,201	(16,895,800)
Repurchase of Depositary Receipts, Class B and General Partner Units	(4,050,137)	—
Distributions paid	(4,696,893)	(4,477,923)
Net increase (decrease) in cash and cash equivalents	$(1,513,577)	$1,820,996

The change in cash provided by operating activities is due to various factors, including recent acquisitions, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to the purchase of Mill Street and to improvements in rental properties, partially offset by distributions from unconsolidated joint ventures. The change in cash used in financing activities is primarily due to the proceeds from the line of credit, partially offset by the pay down of the mortgage note payable used for the purchase of Hamilton Highlands.

During 2019, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,898,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at Captain Parker, 62 Boylston Street, Hamilton Oaks, Redwood Hills , 9 School Street, and Hamilton Green,  at a cost of $878,000,

$442,000,  $412,000, $338,000, $264,000, and $227,000 respectively. The Partnership plans to invest approximately $4,000,000 in capital improvements in 2020.

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development, LLC, collectively referred to  as Mill Street,  wholly-owned subsidiaries of New England Realty Associates Limited Partnership (the “Partnership”) closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership (the “Purchase Agreement”) pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of $59,550,000 . Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street Gardens entered into a Loan Agreement (the “Agreement”) with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20,

On May 31, 2019, Residences at Captain Parker, LLC (“Captain Parker”), entered into a Mortgage Note with Strategy Funding Corp., LLC in the principal amount of $20,750,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 4.05% per annum, and the principal amount of the Note is due and payable on June 1, 2029. The Note is secured by a mortgage on the Captain Parker apartment complex located at 125 Worthen Road and Ryder Lane, Lexington, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2019. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated May 31, 2019. Captain Parker used the proceeds of the loan to pay off an outstanding loan of approximately $20,071,000. In connection with this refinancing, the property incurred a prepayment penalty of approximately $202,000.  This expense is included in other expense on the consolidated statement of income.

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

During the year ended December 31, 2019, the Partnership received distributions of approximately $3,896,000 from the investment properties of which $2,000,000 was from Dexter Park.

In 2019, the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,696,893 in 2019. In 2018, the Partnership paid total distributions of an aggregate of $36.00 per Unit ($1.20 per Receipt) for a total payment of $4,477,923. In January 2020, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2020.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%. The agreement originally expired on July 31, 2017 and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership drew down the line of credit to partially fund the purchases of Woodland Park in 2017 and Webster Green in 2018. The line was paid down in full in the first quarter of 2019.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. As of December 31, 2019, the line  of credit had an outstanding balance of $18,000,000.

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

Off‑Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2019, the Partnership had a 40%‑50% ownership interest in seven Joint Ventures, which all have mortgage indebtedness except Hancock 1025, and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2019, our proportionate share of the non‑recourse debt before unamortized deferred financing costs related to these investments was approximately $71,127,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2019, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2020	2021	2022	2023	2024	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$4,673,306	$2,472,175	$2,697,120	$102,559,033	$10,965,011	$159,853,210	$283,219,855

Line of Credit	18,000,000		—	—	—	—	18,000,000
Total Contractual Obligations	$22,673,306	$2,472,175	$2,697,120	$102,559,033	$10,965,011	$159,853,210	$301,219,855

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

As of December 31, 2019, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $450,475,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $48,571,000 as of December 31, 2019 ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $386,000 annually and the increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2019 would be approximately $15,000,000. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F‑1 through F‑2 of this Form 10‑K and are indexed herein under Item 15(a)(1).

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

Management’s Report on Internal Control over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a‑15(f) and 15‑15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2019.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by the Estate of Harold Brown. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2019.

Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

The directors of the General Partner are Ronald Brown, Jameson Brown, Guilliaem Aertsen, David Aloise, Andrew Bloch, Eunice Harps, Sally Michael, and Robert Somma. The directors of the General Partner hold office until their successors are duly elected and qualified.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	84

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

Jameson Brown, Treasurer and Director (since 2019)	32

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

Name and Position	Age	Other Position
Guilliaem Aertsen, IV, Director (since 2002)	72

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

David Aloise, Director (since 2007)	65

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

Andrew Bloch, Director (since 2019)	57

Co-Chief Executive Officer and Chief Financial Officer, The Hamilton Company, Inc. Manager and developer of Residential and Commercial Real Estate ( Since 2018); Chief Financial Officer, The Hamilton Company, Inc. (1998-2018);Vice President, Hamilton Financial, The Hamilton Company, Inc. (1996-1997); Mr. Bloch is a graduate of Hobart College, earning a B.A. degree in Economics and a graduate of Bentley University, earning a M.B.A. degree. Based on Mr. Bloch’s experience in the real estate industry, the Board of Directors concluded that Mr. Bloch has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
Eunice Harps, Director (since 2014)	70

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

Sally Michael, Director (since 2019)	57

Director of the General Partner. Managing Partner of the Boston office of the law firm Saul Ewing Arnstein & Lehr LLP. A member of the Board of Trustees of the Boston Home. Is licensed to practice law in Massachusetts and Rhode Island. Ms. Michael is a graduate of Brandies University, earning a B.A. degree, and holds a J.D. degree from Suffolk University. Based on Ms.Michael’s experience providing legal representation to companies in the real estate industry, the Board of Directors concluded that Ms. Michael has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

Robert Somma, Director (since 2019)	75

Director of the General Partner. Mr. Somma is a bankruptcy attorney in private practice. Mr. Somma is licensed to practice law in Massachusetts, is admitted to the First Circuit Court of Appeals, the U.S. Supreme Court, and the American College of Bankruptcy. Mr. Somma has served as a Special Assistant Attorney General and a Federal bankruptcy judge in Massachusetts. Mr. Somma holds a B.A. degree from the College of The Holy Cross, and  J.D. degree from Northeastern University. Based on Mr. Somma’s experience providing legal advice to companies in various industries, the Board of Directors concluded that Mr. Somma has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

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

The Partnership’s management, which consists of NERA’s General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2019 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2019 be included in the Partnership’s annual report on form 10‑K to be filed with the Securities and Exchange Commission.

David Aloise
Eunice Harps

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2019. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2019 was approximately $2,409,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership had engaged the former president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $37,000 in 2018. The Partnership did not have a written agreement with this individual.

In 2019, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $1,702,000 inclusive of construction supervision and architectural fees of approximately $924,000, repairs and maintenance service fees of approximately $392,000, legal fees of approximately $252,000, renting commissions of approximately $9,000 and $125,000 for accounting services. In addition,  the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Additionally, the Hamilton Company received approximately $986,000 from the 40‑50% owned Investment Properties of which approximately $664,000 was the management fee, approximately $104,000 was for construction supervision and architectural fees, approximately $60,000 was for maintenance services, $121,000 for rental commissions, and $37,000 for legal services. The Advisory Committee held four meetings during 2019, and a total of $20,500 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2019 and a total of $24,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2019 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related‑person transaction under Item 404 of Regulation S‑K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 9, 2020, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 9, 2020, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,863,480 Depositary Receipts had been issued to approximately 1,744  holders. As of March 9  , 2020, there were issued and outstanding 2,011 Class A Units (not including the Depositary Receipts) held by 138 unit holders, 23,147 Class B Units and 1,218 General Partnership Units held by the persons listed below. During 2019, 1,375 Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2019 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General

Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Jameson Brown	20	(1)(5)(7)	0.02%	(1)(5)(7)	17,728	(2)	75	%(2)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust					—		—		(3)		100% (3)
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(2)		(2)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	2,999	(4) (7)	3.07	% (4) (7)	5,794		25%			(3)	100	%(3)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Guilliaem Aertsen	—		—		—		—		—		—
175 West Brookline Street
Boston, MA 02118
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Andrew Bloch	—		—		—		—		—		—
6 Oxbow Road
Wayland,MA. 01778
Eunice Harps	—		—		—		—		—		—
5 Holyoke Street #1
Boston, MA 02116
Sally Michael		(1) (5)(6)		(1) (5)(6)		(2)		(2)		(3)	100	%(3)
4 Park Road
Sharon.MA. 02067
Robert Somma		(1) (5)(6)		(1) (5)(6)		(2)		(2)		(3)	100	%(3)
11 Low Street
Newbury,MA. 01951
NewReal, Inc.	333		0.34%		—		—		1,220		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	31,603	(8)	32.39	% (8)	23,636	(9)	100	% (9)		(3)	100	%(3)
5% Owners that are not Directors and Officers
Maura Brown	5,420		5.55%		—		—		—		—
39 Brighton Avenue
Alston, MA 02134

(1)

As of December 31, 2019, 507,849 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Jameson Brown, Sally Michael and Robert Somma are the managers of HBC with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown, Mr. Somma and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, HBC was deemed to beneficially own approximately 16,928 Class A Units. (Approximately 17.35% of the outstanding Class A Units).

(2)

Consists of Class B Units held by HBC. See Note (1) above. Jameson Brown, Robert Somma and Sally Michael as Managers, have voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the Class B Units held by HBC.

(3)

Since The Harold Brown 2013 Revocable Trust and Ronald Brown were the controlling stockholders, executive officers and directors of NewReal, Inc., they may have been deemed to beneficially own all of the General Partnership Units held of record by NewReal, Inc. Sally Michael and Robert Somma are the trustees of the Harold Brown 2013 Revocable Trust.

(4)

Consists of 89,960 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one‑thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 2,999 Class A Units. (Approximately 3.07% of the outstanding Class A Units).

(5)

Consists of 143,750 Depositary Receipts held by the Harold Brown 2009 Irrevocable Trust FBO Jameson Brown. Sally Michael, Robert Somma, and Jameson Brown  are trustees of the  trust with joint voting and dispositive control over the Depositary Receipts. Accordingly, Ms. Michael, Mr. Somma and Mr. Brown may be deemed to beneficially own the Depositary Receipts held by the Trusts. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 4.91% of the outstanding Class A Units).

(6)

Consists of 143,750 Depositary Receipts held by the Harold Brown 2009 Irrevocable Trust FBO Harley Brown. Sally Michael and Robert Somma are trustees of the trust with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Somma and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by the Trusts. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 4.91% of the outstanding Class A Units).

(7)

Does not include 62,190 Depositary Receipts held by the Hamilton Company Charitable Foundation. Jameson Brown and Ronald Brown are trustees of the foundation and jointly have voting and dispositive control over the Depositary Receipts. Accordingly,  the Browns may be deemed to beneficially own the Depositary Receipts held by the Foundation Because a Depositary Receipt represents beneficial ownership of on thirtieth of a Class A Unit, the Foundation may be deemed to beneficially own approximately 2,073 Class A Units. (Approximately 2.12% of the outstanding Class A Units).

(8)	Consists of the Class A Units described in Notes (1) (2) above, plus New Real, Inc. and Ronald Brown, as indicated in the table.
(9)	Includes the Class B Units described in Note (2) above.

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

The Partnership invested approximately $34,885,000 in seven limited liability companies formed to acquire Investment Properties. The Partnership has a 40%‑ 50% ownership interest in each of these limited liability companies accounted for on the equity method of consolidation. The majority stockholder of the General Partner owns between 47.6% and 59% and five current and former employees of the management company own between 0% and 2.4% in each of the Investment Properties. See Note 14 of the consolidated financial statements for a description of the Investment Properties.

See also “Item 2. Properties,” “Item 10. Directors and Executive Officers of the Registrant” and “Item 11. Executive Compensation” for information regarding the fees paid to The Hamilton Company, an affiliate of the General Partner.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2019 and has reported on the 2019 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit Fees
Recurring annual audits and quarterly reviews	$316,000	$306,000
Subtotal	316,000	306,000
Other Audit Related Fees (a)	—	25,000
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	105,000	95,000
Subtotal	105,000	95,000
Other Fees	—	—
Total Fees	$421,000	$426,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre‑approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non‑audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non‑audit services performed by Miller Wachman during fiscal 2019 and 2018 were pre‑approved pursuant to the procedures outlined above.

(a)	Audit of revenues and certain expenses and review of proforma financial information of significant acquisition.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements:

The following Financial Statements are included in this Form 10‑ K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Income for the Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018 and 2017

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
New England Realty Associates Limited Partnership

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (“the Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

/s/ Miller Wachman LLP

We have served as the Company’s auditor since 1993

Boston, Massachusetts

March 12, 2020

 NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Rental Properties	$278,363,988	$230,511,263
Cash and Cash Equivalents	7,546,324	9,059,901
Rents Receivable	484,610	762,923
Real Estate Tax Escrows	446,781	495,824
Prepaid Expenses and Other Assets	6,021,544	4,219,749
Investments in Unconsolidated Joint Ventures	1,430,402	1,985,680
Total Assets	$294,293,649	$247,035,340
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$281,771,246	$252,370,843
Notes Payable	18,000,000	2,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	19,970,089	18,351,562
Accounts Payable and Accrued Expenses	4,274,267	3,927,889
Advance Rental Payments and Security Deposits	8,101,835	6,009,056
Total Liabilities	332,117,437	282,659,350
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,978 and 124,386 units outstanding in 2019 and 2018 respectively	(37,823,788)	(35,624,010)
Total Liabilities and Partners’ Capital	$294,293,649	$247,035,340

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
Revenues
Rental income	$60,012,174	$57,535,734	$52,370,221
Laundry and sundry income	465,140	478,330	457,167
	60,477,314	58,014,064	52,827,388
Expenses
Administrative	2,495,272	2,204,923	2,008,107
Depreciation and amortization	14,684,248	15,568,973	13,462,395
Management fee	2,409,151	2,326,225	2,159,458
Operating	5,682,264	5,542,605	5,227,502
Renting	953,043	779,503	632,232
Repairs and maintenance	9,191,561	9,187,714	8,378,639
Taxes and insurance	7,790,008	7,485,749	6,814,089
	43,205,547	43,095,692	38,682,422
Income Before Other Income (Expense)	17,271,767	14,918,372	14,144,966
Other Income (Expense)
Interest income	607	344	1,284
Interest expense	(12,201,966)	(12,389,680)	(11,114,146)
Income from investments in unconsolidated joint ventures	1,678,554	1,640,054	3,905,827
Other (Loss)	(201,710)	—	—
	(10,724,515)	(10,749,282)	(7,207,035)
Net Income	$6,547,252	$4,169,090	$6,937,931

Net Income per Unit	$53.48	$33.52	$55.77
Weighted Average Number of Units Outstanding	122,422	124,386	124,392

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2017	144,180	34,243	1,802	180,225	55,816	124,409	$(27,407,924)	(6,475,961)	(340,840)	$(34,224,725)
Distribution to Partners	—	—	—	—			(6,388,668)	(1,517,309)	(79,858)	(7,985,835)
Stock Buyback	—	—	—	—	23	(23)	(34,038)	(8,084)	(426)	(42,548)
Net Income	—	—	—	—			5,550,345	1,318,207	69,379	6,937,931
Balance December 31 , 2017	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	$(6,683,147)	$(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(3,582,339)	(850,805)	(44,779)	(4,477,923)
Stock Buyback	—	—	—	—		—	—	—	—	—
Net Income	—	—	—	—	—	—	3,335,272	792,127	41,691	4,169,090
Balance December 31, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(3,757,514)	(892,410)	(46,969)	(4,696,893)
Stock Buyback	—	—	—	—	2,408	(2,408)	(3,240,181)	(769,458)	(40,498)	(4,050,137)
Net Income	—	—	—	—	—	—	5,237,802	1,243,978	65,473	6,547,252
Balance December 31, 2019	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,788)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$6,547,252	$4,169,090	$6,937,931
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,684,248	15,568,973	13,462,395
Amortization of deferred finance costs	338,201	216,069	192,944
(Income) from investments in joint ventures	(1,678,554)	(1,640,054)	(3,905,827)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	445,000	7,517,432	7,463,750
Decrease (Increase) in rents receivable	278,313	(170,878)	(24,418)
Increase (Decrease) in accounts payable and accrued expense	346,378	587,379	(400,368)
Decrease in insurance recovery receivable	—	—	329,493
Decrease (Increase) in real estate tax escrow	49,043	(7,428)	(43,771)
(Increase) Decrease in prepaid expenses and other assets	(653,767)	(863,767)	(716,583)
Increase in advance rental payments and security deposits	2,092,781	254,730	306,316
Total Adjustments	15,901,643	21,462,456	16,663,931
Net cash provided by operating activities	22,448,895	25,631,546	23,601,862
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	3,450,781	16,012,954	542,241
(Investment) in unconsolidated joint ventures	(43,422)	(1,118,717)	(2,746,991)
Improvement of rental properties	(3,897,872)	(4,117,770)	(5,795,148)
Purchase of Rental Property	(28,787,130)	(13,213,294)	(44,989,328)
Net cash (used in) provided by investing activities	(29,277,643)	(2,436,827)	(52,989,226)
Cash Flows from Financing Activities
Payment of financing costs	(446,459)	(148,004)	(304,529)
Proceeds of mortgage notes payable	—	83,684	22,250,000
Proceeds of notes payable	20,000,000	—	41,000,000
Payment of note payable	(4,000,000)	(15,000,000)	(24,000,000)
Principal payments of mortgage notes payable	(1,491,340)	(1,831,480)	(1,754,516)
Stock buyback	(4,050,137)	—	(42,548)
Distributions to partners	(4,696,893)	(4,477,923)	(7,985,835)
Net cash (used in) provided by financing activities	5,315,171	(21,373,723)	29,162,572
Net (Decrease) Increase in Cash and Cash Equivalents	(1,513,577)	1,820,996	(224,792)
Cash and Cash Equivalents, at beginning of period	9,059,901	7,238,905	7,463,697
Cash and Cash Equivalents, at end of period	$7,546,324	$9,059,901	$7,238,905

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 29 properties which include 21 residential buildings and properties;  4 mixed use residential, retail and office properties;  3 commercial properties, and individual units at one condominium complex. These properties total 2,892 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a  40-50% interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of NERA and its subsidiaries. NERA has a 99.67% to 100% ownership interest in each subsidiary except for the seven limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has a 40 ‑ 50% ownership interest. The consolidated group is referred to as the “Partnership”. Minority interests are not recorded, since they are insignificant. All significant intercompany accounts and transactions are eliminated in consolidation. The Partnership accounts for its investment in the above‑mentioned Investment Properties using the equity method of consolidation. (See Note 14: Investments in Unconsolidated Joint Ventures).

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

DECEMBER 31, 2019

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

DECEMBER 31, 2019

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

DECEMBER 31, 2019

Leasing Fees: Leasing fees are capitalized and amortized on a straight‑line basis over the life of the related lease. Unamortized balances are expensed when the corresponding fee is no longer applicable.

Deferred Financing Costs:  Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $338,000,  $216,000 and $193,000 for the years ended December 31, 2019, 2018 and 2017 respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2019, 2018, or 2017 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2019, 2018, or 2017. The Partnership makes its temporary cash investments with high‑credit quality financial institutions. At December 31, 2019, substantially all of the Partnership’s cash and cash equivalents were held in interest‑bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.95%. At December 31, 2019 and 2018, respectively approximately $7,407,000 and $10,784,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $281,950,  $226,523 and $201,040 in 2019, 2018 and 2017, respectively.

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

DECEMBER 31, 2019

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

Interest Capitalized:  The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2019, 2018 and 2017 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of December 31, 2019, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed‑use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2019, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed‑use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at December 31, 2019 with a total of 688 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Rental properties consist of the following:

	December 31, 2019	December 31, 2018	Useful Life
Land, improvements and parking lots	$86,693,759	$72,547,547	15	-	40	years
Buildings and improvements	252,896,183	221,697,939	15	-	40	years
Kitchen cabinets	17,376,841	12,134,519	5	-	10	years
Carpets	10,976,972	7,591,591	5	-	10	years
Air conditioning	573,389	603,149	5	-	10	years
Laundry equipment	709,210	327,643	5	-	7	years
Elevators	1,885,265	1,839,590	20	-	40	years
Swimming pools	1,092,194	444,629	10	-	30	years
Equipment	17,391,731	12,919,389	5	-	30	years
Motor vehicles	178,847	216,260			5	years
Fences	38,482	38,213	5	-	15	years
Furniture and fixtures	8,235,292	7,013,845	5	-	7	years
Smoke alarms	505,835	528,097	5	-	7	years
Total fixed assets	398,554,000	337,902,411
Less: Accumulated depreciation	(120,190,012)	(107,391,148)
	$278,363,988	$230,511,263

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$37,526,355	$2,112,000	$8,593,109	$9,472,008	$2,112,000	$18,065,117	$20,177,117	$13,711,733	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$2,393,123	$684,000	$3,116,000	$434,650	$684,000	$3,550,650	$4,234,650	$2,437,790	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,630,368	$177,610	$3,108,727	$3,286,337	$2,343,274	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$1,032,076	$342,000	$2,399,745	$2,741,745	$1,881,160	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$4,080,451	$1,410,000	$9,745,267	$11,155,267	$6,793,741	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$1,455,692	$91,400	$2,196,052	$2,287,452	$1,416,671	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,251,347	$1,341,737	$8,457,497	$137,011	$1,341,737	$8,594,508	$9,936,245	$2,993,941	Jun. 2011	(3)
Hamilton Cypress LLC Commercial- 1031 Exchange Brookline,Massachusetts	$—	$2,362,596	$4,613,985	$(15,711)	$2,362,596	$4,598,274	$6,960,870	$1,436,449	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$35,233,819	$16,054,336	$44,794,438	$(8,468,758)	$16,054,336	$36,325,680	$52,380,016	$10,519,175	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham,Massachsetts	$20,570,836	6,815,522	27,262,087	483,597	6,815,522	27,745,684	34,561,206	2,961,729	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton,Massachusetts	$—	$884,042	$2,652,127	$134,614	$884,042	$2,786,741	$3,670,783	$842,583	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$3,690,689	$2,175,000	$16,015,689	$18,190,689	$11,136,328	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$346,681	$156,000	$980,766	$1,136,766	$699,783	Dec. 1996	(3)
Linhart L.P. Residential / Commercial Newton,Massachusetts	$—	$385,000	$1,540,000	$1,613,782	$385,000	$3,153,782	$3,538,782	$2,493,281	Jan. 1995	(3)
Mill Street Gardens, LLC Residential Apartments Woburn, Massachusetts	$31,000,000	9,798,478	43,568,912	2,500,000	9,798,478	46,068,912	55,867,390	84,419	Dec. 2019	(3)
Mill Street Development,Woburn, Massachusetts	—	1,375,000	1,125,000	1,875	1,375,000	1,126,875	2,501,875	1,211	Dec. 2019	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,687,000	$1,512,000	$5,701,480	$1,144,138	$1,512,000	$6,845,618	$8,357,618	$4,280,075	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$2,516,151	$936,000	$6,278,164	$7,214,164	$4,899,010	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$926,901	$46,181	$1,805,224	$1,851,405	$1,286,893	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester,Massachusetts	$6,743,000	$1,200,000	$4,810,604	$4,787,863	$1,200,000	$9,598,467	$10,798,467	$6,443,200	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,750,000	$6,247,153	$24,954,777	$2,015,170	$6,247,153	$26,969,947	$33,217,100	$6,071,499	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$1,032,211	$72,525	$1,619,988	$1,692,513	$913,256	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachustts	$—	$23,346	$190,807	$96,682	$23,346	$287,489	$310,835	$248,364	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$13,968,691	$4,686,728	$18,746,911	$(369,769)	$4,686,728	$18,377,142	$23,063,870	$10,582,758	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$6,083,684	$3,280,000	$4,920,000	$72,337	$3,280,000	$4,992,337	$8,272,337	$3,399,768	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$2,493,490	$1,335,000	$10,058,991	$11,393,991	$7,064,497	Dec. 1999	(3)
Westate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$2,500,000	$44,965	$4,478,687	$269,798	$44,965	$4,748,485	$4,793,450	$2,686,999	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$6,201,555	$461,300	$8,626,191	$9,087,491	$5,366,389	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$22,250,000	$9,114,334	$35,874,994	$884,238	$9,114,334	$36,759,232	$45,873,566	$5,194,036	July 2017	(3)

	$283,219,855	$75,124,253	$282,829,954	$40,599,790	$75,124,253	$323,429,744	$398,554,000	$120,190,012

(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

(3) In 2019, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2019	2018	2017
Rental Properties
Balance, Beginning	$337,902,411	$311,951,597	$263,659,293
Additions:
Buildings, improvements and other assets	62,267,137	38,160,379	50,784,476
	400,169,548	350,111,976	314,443,769
Deduct:
Write-offs of retired or disposed assets	1,615,548	12,209,565	2,492,172
Rental properties held for sale and/or sold
Balance, Ending	$398,554,000	$337,902,411	$311,951,597
Accumulated Depreciation
Balance, Beginning	$107,391,148	$104,797,803	$94,196,482
Add:
Depreciation for the year	14,414,411	14,802,911	13,093,493
	121,805,559	119,600,714	107,289,975
Deduct
Accumulated depreciation of retired or disposed assets	1,615,547	12,209,566	2,492,172
Balance, Ending	$120,190,012	$107,391,148	$104,797,803

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development, LLC,  collectively referred to  as Mill Street, a wholly-owned subsidiary of New England Realty Associates Limited Partnership (the “Partnership”) closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership (the “Purchase Agreement”) pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of $59,550,000 in cash. Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street entered into a Loan Agreement (the “Agreement”) with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of the initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain financial conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,409,000,  $2,326,000 and $2,159,000 in 2019, 2018 and 2017, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2019, 2018 and 2017, approximately

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

$1,702,000,  $1,380,000 and $882,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services  supervision of capital improvements and brokerage commissions. Of the 2019 expenses referred to above, approximately $392,000 consisted of repairs and maintenance,  $377,000 of administrative expense,   and $9,000 of rental commissions. Approximately $924,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2019, the Hamilton Company received approximately $986,000 from the Investment Properties of which approximately $664,000 was the management fee, approximately $104,000 was for construction, architectural services and supervision of capital projects, approximately $121,000 for rental commissions, approximately $60,000 was for maintenance services, and approximately $37,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,384,000,  $3,347,000 and $3,463,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. In 2019, the Partnership accrued $45,000 for the employer’s match contribution to the plan. See Note 15. There were no employer contributions during 2018 and 2017.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2019, 2018 and 2017 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. At June 29, 2018, the individual resigned his position.

During the years ended December 31, 2018 and 2017 this individual received a fee of $37,500 in 2018, and $75,000 for 2017.

To fund the purchase of Woodland Park as mentioned in Note 2, the Partnership borrowed $16,000,000  from HBC Holding LLC, on July 16, 2017, with interest only  at 4.75%.  The loan was fully paid off through the financing of Woodland Park as of December 31, 2017. The total interest expense  incurred was approximately $182,000.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31, 2019,  are the Estate of Harold Brown, and five current and previous employees of the Management Company. The Brown Family related entities’ ownership interest is between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2019, and a total of $20,500 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2019 and a total of $24,000 was paid for attendance and participation in such meetings.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

NOTE 4. OTHER ASSETS

Approximately $2,936,000 and $2,571,000 of security deposits are included in prepaid expenses and other assets at December 31, 2019 and 2018, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2019 and 2018 is approximately $501,000 and $477,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Mill Street Apartments and Webster Green Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $1,382,000 net of accumulated amortization of approximately $178,000 and approximately $152,000 net of accumulated amortization of approximately $959,000 at December 31, 2019 and 2018, respectively.

Financing fees in association with the line of credit of approximately $36,000 and $78,000 are net of accumulated amortization of approximately $93,000 and $50,000 at December 31, 2019 and 2018 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2019 and 2018, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2019, the interest rates on these loans ranged from 3.59% to 5.81%, payable in monthly installments aggregating approximately $1,266,000, including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At December 31, 2019, the weighted average interest rate on the above mortgages was 4.51%. The effective rate of 4.58% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non‑recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,449,000 and $1,341,000 are net of accumulated amortization of approximately $1,411,000 and $1,248,000  at December 31, 2019 and 2018, respectively, which offset the Mortgage Notes Payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2019 are as follows:

2020—current maturities	$4,673,000
2021	2,472,000
2022	2,697,000
2023	102,559,000
2024	10,965,000
Thereafter	159,853,000
283,219,000
Less: unamortized deferred financing costs	1,448,000
$281,771,000

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

On December 20, 2019, Mill Street Gardens, LLC  and Mill Street Development LLC, collectively referred to as Mill Street, wholly-owned subsidiaries of New England Realty Associates Limited Partnership (the “Partnership”) closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership (the “Purchase Agreement”) pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts (the “Property”) for an aggregate purchase price of $59,550,000 . Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street entered into a Loan Agreement (the “Agreement”) with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

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

DECEMBER 31, 2019

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit.  The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the  applicable margin of 2.5%.The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000.

The Partnership drew down the line of credit to partially fund the purchases of Woodland Park in 2017 and Webster Green in 2018. The line was paid down in full in the first quarter of 2019.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. As of December 31, 2019, the line  of credit had an outstanding balance of $18,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $48,000 during the year ended December 31, 2019.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2019.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2019 and 2018 respectively, amounts received for prepaid rents of approximately $1,965,000 and $2,255,000 are included in cash and cash equivalents, and security deposits of approximately $2,936,000 and $2,571,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2020, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of March 15, 2020 and payable on March 31, 2020, of $9.60 per unit ($0.32 per receipt).

In 2019,regular quarterly distributions of $9.60.per unit,($0.32 per receipt),were paid in March, June, September, and December.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2019	2018
Net Income per Depositary Receipt	$1.78	$1.12
Distributions per Depositary Receipt	$1.28	$1.20

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2019 are as follows:

Class A	46,597
Class B	11,067
General Partnership	583
58,247

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one‑tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31,2020 to March 31,2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2019, the Partnership has repurchased 1,423,109 Depositary Receipts at an average price of $28.31 per receipt (or $849.30 per underlying Class A Unit), 3,530 Class B Units and 186 General Partnership Units, both at an average price of $ 1,024.08 per Unit, totaling approximately $44,324,000 including brokerage fees paid by the Partnership.

During the year ended December 31, 2019, the Partnership purchased a total of 57,803 Depositary Receipts. The average price was $56.05 per receipt or  $1,681.50 per unit. The total cost including commission was $3,240,181. The Partnership was required to repurchase 457.6 Class B Units and 24.1 General Partnership units at a cost of $769,458 and $40,498 respectively.

During the year ended December 31, 2018, the Partnership did not purchase any Depositary Receipts.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

NOTE 10. RENTAL INCOME

During the year ended December 31, 2019, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non‑cancellable operating leases at December 31, 2019 as follows:

Commercial
Property Leases
2020	$2,826,000
2021	2,291,000
2022	1,871,000
2023	1,117,000
2024	459,000
Thereafter	680,000
$9,244,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $629,000,  $784,000 and $642,000 for the years ended December 31, 2019, 2018 and 2017 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 29% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2020	$232,238	12,982	14	8%
2021	835,995	40,586	7	29%
2022	580,954	15,330	9	20%
2023	444,280	13,591	6	15%
2024	623,739	20,709	11	21%
2025	64,657	1,106	1	2%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
2031	—	—	—	—%
Totals	$2,924,313	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $240,000 and $532,000 at December 31, 2019 and 2018. Included in rents receivable at December 31, 2019 is approximately $106,000 resulting from recognizing rental income from non‑cancelable commercial leases with future rental increases on a straight‑line basis. The majority of this amount is for long‑term leases at 62 Boylston Street in Boston, Massachusetts.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Rents receivable at December 31, 2019 also includes approximately $112,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2019, 2018 and 2017, cash paid for interest was approximately $11,876,000,  $12,243,000 and $10,589,000 respectively. Cash paid for state income taxes was approximately $80,000,  $76,000 and $61,000 during the years ended December 31, 2019, 2018 and 2017 respectively. In 2018, the Partnership  was involved in a non-cash financing activity of approximately $21,000,000 in connection with the purchase of Webster Green Apartments. In 2019, the Partnership  was involved in a non-cash financing activity of approximately $31,000,000 in connection with the purchase of Mill Street Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2019 and 2018, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2019 and 2018 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and notes payable, accounts payable and accrued expenses were representative of their fair values due to the short‑term nature of these instruments or, the recent acquisition of these items.

At December 31, 2019 and 2018, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2019 and 2018, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre‑payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2019, the Partnership’s line of credit had an outstanding balance in the amount of $18,000,000, which represents its fair market value.

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

DECEMBER 31, 2019

•

For mortgages and notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2019	*	$281,771,246	$290,892,652
At December 31, 2018	*	$252,370,843	$233,362,501
Investment Properties
At December 31, 2019	*	$166,404,255	$169,988,236
At December 31, 2018	*	$166,492,692	$160,956,055

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2019 and 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, different depreciation methods, different tax lives, other items with limited tax deductibility and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $2,039,000 was approximately $4,508,000 less than statement income for the year ended December 31, 2019. The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2019 is approximately $5,311,000 less than the statement basis. The primary reasons for the difference in tax basis are tax free exchanges, accelerated depreciation and bonus depreciation. The Partnership’s Federal tax basis in its joint venture investments is approximately $1,688,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2019	2018	2017
	(in thousands)
Financial statement (“book”) net income	$6,547	$4,169	$6,938
Book/Tax differences from depreciation and amortization	(10,177)	(4,675)	(3,097)
Book/Tax differences on tax free exchanges	1,223	1,087	1,344
Book/Tax differences from Investment Properties	1,624	313	—
Increase in prepaid rent and allowances	1,226	234	253
Business Interest Limitation	1,596	3,713	—
Taxable income	$2,039	$4,841	$5,438

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2019, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2016  forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Partnership has invested in seven limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%‑50% ownership interests in each investment. The other investors are the Brown Family related entities and five current and former employees of the Management Company. Harold Brown’s ownership interest was between 47.6% and 59%, with the balance owned by the others. A description of each investment is as follows:

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

DECEMBER 31, 2019

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

At December 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the original amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years with a maturity date of March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership sold the individual units. 3 units were sold in 2019, resulting in a gain of approximately $429,000. As of December 30, 2019, all units have been sold by this Joint Venture. This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50‑car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate.  The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long‑term investment. The

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Partnership obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership  began to sell off the individual units. 2 units were sold in 2019, resulting in a gain of approximately $306,000. As of December 31, 2019, all residential units were sold. The Partnership still owns  the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10‑ year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was  5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000.  At December 31, 2019, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance was due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2019, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000.. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton On Main LLC

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30‑year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture  made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2019, the balance of this mortgage before unamortized deferred financing costs is approximately $9,355,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Summary financial information as of December 31, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,083,307	$2,593,148	$5,678,703	88,083	$—	$5,323,570	$15,891,917	$83,980,278	$120,639,006
Cash & Cash Equivalents	197,467	49,460	223,691	8,186	—	95,965	480,899	2,185,844	3,241,512
Rent Receivable	217,779	33,072	—	—	—	221	11,284	43,373	305,729
Real Estate Tax Escrow	66,410	—	19,985	—	—	29,110	85,597	—	201,102
Prepaid Expenses & Other Assets	303,876	97,716	84,228	1,567	—	23,831	158,714	1,572,665	2,242,597
Total Assets	$7,868,839	$2,773,396	$6,006,607	$97,836	$—	$5,472,697	$16,628,411	$87,782,160	$126,629,946
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,920,713	$—	$9,298,174	$—	$—	$5,904,185	$16,825,094	$124,456,090	$166,404,256
Accounts Payable & Accrued Expense	81,718	2,600	77,908	7,828	—	47,740	282,855	799,949	1,300,598
Advance Rental Pmts & Security Deposits	321,205	—	325,682	—	—	151,180	479,585	2,776,988	4,054,640
Total Liabilities	10,323,636	2,600	9,701,764	7,828	—	6,103,105	17,587,534	128,033,027	171,759,494
Partners’ Capital	(2,454,797)	2,770,796	(3,695,157)	90,008	—	(630,408)	(959,123)	(40,250,867)	(45,129,548)
Total Liabilities and Capital	$7,868,839	$2,773,396	$6,006,607	$97,836	$—	$5,472,697	$16,628,411	$87,782,160	$126,629,946
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,385,398	$—	$45,004	$—	$—	$—	$—	1,430,402
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,227,399)	$—	$(1,847,579)	$—	$—	$(315,204)	$(479,562)	$(16,100,347)	(19,970,089)
Total Investment in Unconsolidated Joint Ventures (Net)									$(18,539,687)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	—	—	42	148	409	689
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through February 1, 2020	—	—	—	175	48	—	—	—	223
Unsold units	—	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2020	—	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Summary financial information for the year ended December 31, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,743,610	$222,183	$1,613,295	$93,116	$3,541	$1,136,912	$3,429,864	$16,406,426	$24,648,947
Laundry and Sundry Income	14,350	—	2,844	—	—	6,033	41,174	100,695	165,096
	1,757,960	222,183	1,616,139	93,116	3,541	1,142,945	3,471,038	16,507,121	24,814,043
Expenses
Administrative	29,307	25,369	24,610	7,497	6,147	7,722	68,877	207,769	377,298
Depreciation and Amortization	483,748	20,297	345,282	7,655	—	357,932	1,046,022	3,642,465	5,903,401
Management Fees	69,039	8,683	62,486	3,556	145	45,624	132,195	342,613	664,341
Operating	89,002	8	80,581	974	—	83,872	398,286	1,138,348	1,791,071
Renting	43,534	—	36,918	64	—	5,324	47,817	361,446	495,103
Repairs and Maintenance	152,930	3,180	125,474	28,399	10,266	133,812	651,948	1,405,732	2,511,741
Taxes and Insurance	245,086	61,493	154,731	22,213	5,206	131,821	404,805	2,049,298	3,074,653
	1,112,646	119,030	830,082	70,358	21,764	766,107	2,749,950	9,147,671	14,817,608
Income Before Other Income	645,314	103,153	786,057	22,758	(18,223)	376,838	721,088	7,359,450	9,996,435
Other Income (Loss)
Interest Expense	(466,737)	—	(377,448)	—	—	(235,883)	(769,526)	(5,065,599)	(6,915,193)
Interest Income	—	—	—	—	—	—	—	—	—
Gain on Sale of Real Estate	—	—	—	306,075	428,560	—	—	—	734,635
	(466,737)	—	(377,448)	306,075	428,560	(235,883)	(769,526)	(5,065,599)	(6,180,558)
Net Income (Loss)	$178,577	$103,153	$408,609	$328,833	$410,337	$140,955	$(48,438)	$2,293,851	$3,815,877
Net Income (Loss)—NERA 50%	$89,289	$51,577	$204,305	$164,417	$205,169	$70,478	$(24,219)		761,014
Net Income —NERA 40%								$917,540	917,540
									$1,678,554

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Future annual mortgage maturities at December 31, 2019 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2020	$—	$205,532	$—	$—	$—	$205,532
12/31/2021	—	213,629	—	—	—	213,629
12/31/2022	—	222,044	—	—	—	222,044
12/31/2023	—	230,791	—	—	—	230,791
12/31/2024	—	239,883	—	16,900,000	—	17,139,883
Thereafter	10,000,000	8,242,892	6,000,000	—	125,000,000	149,242,892
	10,000,000	9,354,771	6,000,000	16,900,000	125,000,000	167,254,771
Less: unamortized deferred financing costs	(79,287)	(56,597)	(95,815)	(74,906)	(543,910)	(850,515)
	$9,920,713	$9,298,174	$5,904,185	$16,825,094	$124,456,090	$166,404,256

At December 31, 2019 the weighted average interest rate on the above mortgages was 4.03%. The effective rate was 4.09% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Summary financial information as of December 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,222,446	$2,595,638	$6,005,953	$—	$—	$5,639,497	$16,718,616	$86,988,709	$125,170,859
Assets Held for Sale	—	—	—	265,622	379,515	—	—	—	645,137
Cash & Cash Equivalents	131,634	118,093	94,349	125,611	258,487	99,701	160,310	1,972,138	2,960,323
Rent Receivable	199,425	28,329	6,872	2,977	—	3,711	23,845	269,345	534,504
Real Estate Tax Escrow	71,579	—	19,863	—	—	30,801	96,761	—	219,004
Prepaid Expenses & Other Assets	267,028	115,491	64,930	22,439	113,164	19,476	64,371	1,043,892	1,710,791
Total Assets	$7,892,112	$2,857,551	$6,191,967	$416,649	$751,166	$5,793,186	$17,063,903	$90,274,084	$131,240,618
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,906,924	$—	$9,489,257	$—	$—	$5,896,001	$16,809,043	$124,391,467	$166,492,692
Accounts Payable & Accrued Expense	196,896	1,750	51,932	33,282	9,498	48,866	186,461	867,773	1,396,458
Advance Rental Pmts& Security Deposits	259,821	—	249,546	7,187	2,291	124,684	389,084	2,559,561	3,592,174
Total Liabilities	10,363,641	1,750	9,790,735	40,469	11,789	6,069,551	17,384,588	127,818,801	171,481,324
Partners’ Capital	(2,471,529)	2,855,801	(3,598,768)	376,180	739,377	(276,365)	(320,685)	(37,544,717)	(40,240,706)
Total Liabilities and Capital	$7,892,112	$2,857,551	$6,191,967	$416,649	$751,166	$5,793,186	$17,063,903	$90,274,084	$131,240,618
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,427,901	$—	$188,090	$369,689	$	$	$	$1,985,680
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,235,765)	$—	$(1,799,384)	$—	$—	$(138,183)	$(160,343)	$(15,017,887)	(18,351,562)
Total Investment in Unconsolidated Joint Ventures (Net)									$(16,365,882)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	—	—	42	148	409	689
Units to be sold	—	—	—	176	48	—	—	—	224
Units sold through February 1, 2019	—	—	—	174	47	—	—	—	221
Unsold units	—	—	—	2	1	—	—	—	3
Unsold units with deposits for future sale as of February 1, 2019	—	—	—	1	—	—	—	—	1

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Summary financial information for the year ended December 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,654,459	$244,137	$1,567,718	$112,785	$74,812	$1,077,105	$3,419,218	$15,769,019	$23,919,253
Laundry and Sundry Income	14,595		5,410	—	—	(364)	38,080	106,237	163,958
	1,669,054	244,137	1,573,128	112,785	74,812	1,076,741	3,457,298	15,875,256	24,083,211
Expenses
Administrative	21,146	9,280	27,601	5,939	12,566	5,449	56,339	222,472	360,792
Depreciation and Amortization	475,646	8,706	347,547	—	30,000	355,463	1,032,394	3,582,439	5,832,195
Management Fees	59,246	8,632	65,058	4,503	3,091	42,852	131,500	337,318	652,200
Operating	78,979	—	76,512	1,606	1,435	93,795	388,387	1,302,164	1,942,878
Renting	41,946	37,353	44,869	108	—	5,940	25,947	489,727	645,890
Repairs and Maintenance	159,486	8,643	130,926	94,680	92,268	121,222	663,314	1,395,609	2,666,148
Taxes and Insurance	247,729	64,529	147,217	46,164	36,094	127,505	426,665	1,731,155	2,827,058
	1,084,178	137,143	839,730	153,000	175,454	752,226	2,724,546	9,060,884	14,927,161
Income Before Other Income	584,876	106,994	733,398	(40,215)	(100,642)	324,515	732,752	6,814,372	9,156,050
Other Income (Loss)
Interest Expense	(440,676)	—	(384,824)	—	—	(237,707)	(770,342)	(5,032,626)	(6,866,175)
Interest Income	—	—	—	—	—	—	—	—	—
Other Income	—	—	—	—	—	—	—	(3,829,950)	(3,829,950)
Gain on sale of real estate	—	—	—	1,972,876	2,437,665	—	—	—	4,410,541
	(440,676)	—	(384,824)	1,972,876	2,437,665	(237,707)	(770,342)	(8,862,576)	(6,285,584)
Net Income (Loss)	$144,200	$106,994	$348,574	$1,932,662	$2,337,023	$86,808	$(37,590)	$(2,048,204)	$2,870,466
Net Income (Loss)—NERA 50%	$72,100	$53,497	$174,287	$966,331	$1,168,512	$43,404	$(18,795)		2,459,336
Net Income —NERA 40%								$(819,282)	(819,282)
									$1,640,054

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Summary financial information for the year ended December 31, 2017

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,615,554	$2,598,297	$6,325,676	$—	$—	$5,870,833	$17,568,730	$89,746,236	$129,725,326
Assets Held for Sale	—	—	—	1,670,652	2,365,620	—	—	—	4,036,272
Cash & Cash Equivalents	293,801	46,076	105,074	86,495	448,952	88,436	145,149	969,064	2,183,047
Rent Receivable	21,478	—	9,057	7,129	9,199	2,121	14,879	152,759	216,622
Real Estate Tax Escrow	95,544	—	18,171	—	—	28,519	183,649	316,132	642,015
Prepaid Expenses & Other Assets	77,490	697	53,813	362,044	315,996	25,703	71,449	1,291,561	2,198,753
Total Assets	$8,103,867	$2,645,070	$6,511,791	$2,126,320	$3,139,767	$6,015,612	$17,983,856	$92,475,752	$139,002,035
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,893,135	$—	$9,672,846	$—	$—	$5,887,818	$16,792,991	$81,898,222	$124,145,012
Accounts Payable & Accrued Expense	57,811	1,700	56,417	11,151	23,049	49,540	137,282	750,666	1,087,616
Advance Rental Pmts& Security Deposits	313,218	—	234,870	11,649	19,365	76,426	361,677	2,469,208	3,486,413
Total Liabilities	10,264,164	1,700	9,964,133	22,800	42,414	6,013,784	17,291,950	85,118,096	128,719,041
Partners’ Capital	(2,160,297)	2,643,370	(3,452,342)	2,103,520	3,097,353	1,828	691,906	7,357,656	10,282,994
Total Liabilities and Capital	$8,103,867	$2,645,070	$6,511,791	$2,126,320	$3,139,767	$6,015,612	$17,983,856	$92,475,752	$139,002,035
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,321,684	$—	$1,051,759	$1,548,676	$913	$345,952	$2,943,060	7,212,044
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,080,148)	$—	$(1,726,171)	$—	$—	$—	$—	$—	(2,806,319)
									$4,405,725
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	—	—	42	148	409	689
Units to be sold	—	—	—	176	48	—	—	—	224
Units sold through February 1, 2018	—	—	—	159	31	—	—	—	190
Unsold units	—	—	—	17	17	—	—	—	34
Unsold units with deposits for future sale as of February 1, 2018	—	—	—	7	4	—	—	—	11

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Summary financial information for the year ended December 31, 2017

		Hamilton			Hamilton		Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Bay	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Sales	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,404,006	$227,856	$1,473,098	$352,888	$5,557	$544,482	$1,024,570	$3,359,971	$14,983,834	$23,376,262
Laundry and Sundry Income	15,424		5,380				2,620	37,968	101,131	162,523
	1,419,430	227,856	1,478,478	352,888	5,557	544,482	1,027,190	3,397,939	15,084,965	23,538,785
Expenses
Administrative	26,760	26,065	25,686	4,142	6,326	8,617	5,671	33,688	179,614	316,569
Depreciation and Amortization	456,728	2,830	348,502	82,383	81,655	181,152	349,910	1,005,595	3,376,142	5,884,897
Management Fees	59,873	9,114	61,513	13,056	253	19,947	39,976	133,138	323,136	660,006
Operating	70,847	—	70,599	458	38	4,239	87,284	360,706	1,146,768	1,740,939
Renting	37,474	—	36,194	392	181	241	7,992	36,767	282,022	401,263
Repairs and Maintenance	188,763	3,668	109,039	227,346	3,326	303,174	81,647	606,570	1,435,579	2,959,112
Taxes and Insurance	239,875	58,538	138,503	99,646	1,850	140,904	127,947	436,266	1,719,536	2,963,065
	1,080,320	100,215	790,036	427,423	93,629	658,274	700,427	2,612,730	8,462,797	14,925,851
Income Before Other Income	339,110	127,641	688,442	(74,535)	(88,072)	(113,792)	326,763	785,209	6,622,168	8,612,934
Other Income (Loss)
Interest Expense	(349,303)	—	(393,193)	—	—	(41,957)	(237,293)	(770,953)	(4,780,498)	(6,573,197)
Interest Income	—	—	—	—	—	—	—	—	—	—
Other Income	—	—	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—	2,378,753	133,295	3,628,205	—	—	—	6,140,253
	(349,303)	—	(393,193)	2,378,753	133,295	3,586,248	(237,293)	(770,953)	(4,780,498)	(432,944)
Net Income (Loss)	$(10,193)	$127,641	$295,249	$2,304,219	$45,223	$3,472,456	$89,469	$14,256	$1,841,672	$8,179,990
Net Income (Loss)—NERA 50%	$(5,097)	$63,821	$147,625	$1,152,109	$22,612	$1,736,228	$44,735	$7,127		3,169,159
Net Income —NERA 40%									$736,668	736,668
										$3,905,827

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the year ended December 31, 2019 was $45,000.

NOTE 16. IMPACT OF RECENTLY‑ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
Revenue	$14,882,144	$14,991,403	$15,155,901	$15,447,866	$60,477,314
Expenses	10,930,457	10,412,256	10,978,884	10,883,950	43,205,547
Income Before Other Income and Discontinued Operations	3,951,687	4,579,147	4,177,017	4,563,916	17,271,767
Other Expenses	(2,451,171)	(2,814,903)	(2,793,038)	(2,665,403)	(10,724,515)
Net Income	$1,500,516	$1,764,244	$1,383,979	$1,898,513	$6,547,252
Net Income per Unit before Discontinued Operations	$12.21	$14.40	$11.32	$15.55	$53.48
Net Income Per Unit	$12.21	$14.40	$11.32	$15.55	$53.48
Income Per Depositary Receipt Before Discontinued Operations	$0.41	$0.48	$0.38	$0.51	$1.78
Net Income Per Depositary Receipt	$0.41	$0.48	$0.38	$0.51	$1.78

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

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

NOTE 18—SUBSEQUENT EVENTS

From January 1, 2020 through March 8, 2020, the Partnership purchased a total of  3,469 Depository Receipts. The average price was $62.01 per receipt or $1,860.30 per unit. The total cost was $215,113.

The Partnership is required to purchase 27 Class B units and 1 General Partnership units at a cost of $51,087 and $2,689 respectively.

On February 7, 2020, the Partnership entered into an agreement with KeyBank National Association to refinance Brookside Apartments with Freddie Mac. The new 15 year loan will be approximately $6,175,000, interest only, with an interest rate of 3.53%. These funds will be used to pay off the existing mortgage, the balance of which is $2,390,000, with the remaining portion of the proceeds used to pay down the line of credit.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts	532,161	445,909		737,959	240,111
Year Ended December 31, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	643,990	357,789		469,618	532,161
Year Ended December 31, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	523,004	422,109		301,123	643,990

(a)	Uncollectible accounts written off

EXHIBIT INDEX NOTE UPDATE IN CONJUNCTION WITH 12/31/19 EXHIBITS*****

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(d) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934) (38)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503‑509 Pleasant Street, LLC.(20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013(17)
(10.15)	Loan Agreement dated July 15, 2013(18)
(10.16)	Revolving Line of Credit dated July 31, 2014(19)
(10.17)	Purchase and Sale Agreement dated August 27, 2015, between Avalon II Massachusetts Value I, L.P., and the Residences at Captain Parker, LLC (25)
(10.18)	Multifamily Loan and Security Agreement dated January 7, 2016 between Residences at Captain Parker, LLC (“Captain Parker”) and KeyBank National Association (“KeyBank”)(21)
(10.19)	Multifamily Note Floating Rate dated January 7, 2016,in the principal amount of $20,071,000 made by Captain Parker(22)
(10.20)	Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture filing Massachusetts dated January 7, 2016 between Captain Parker and KeyBank (23)
(10.21)	Guaranty dated January 7, 2016, made by New England realty associates Limited Partnership as a limited guarantor (24)
(10.22)	Offer to Purchase Agreement dated June 19, 2017 by and between New England Realty Associates Limited Partnership as buyer and M.J. Realty Trust II, as seller. (26)
(10.23)	Assignment and Assumption Agreement dated July 6, 2017, by and between New England Realty Associates Limited Partnership and M.J. Realty Trust II. (27)
(10.24)	Promissory Note dated July 6, 2017 in the principal amount of $16,000,000 payable to HBC Holdings, LLC, made by New England Realty Associates Limited Partnership.(28)

(10.25)	Pledge Agreement dated July 6, 2017, by and between New England Associates Limited Partnership and HBC Holdings, LLC.(29)
(10.26)	Mortgage Note dated as of May 31,2018 in the principal amount of $125,000,000 payable to John Hancock Life Insurance Company (U.S.A.), made by Hamilton Park Towers, LLC (30)
(10.27)	Mortgage, assignment of Leases and Rents and Security Agreement dated May 31, 2018 by and between Hamilton Park Towers, LLC and John Hancock Life Insurance Company (U.S.A.).(31)
(10.28)	Guaranty Agreement dated as of May31,2018 made by New England Realty associates Limited Partnership and HBC Holdings, LLC in favor of John Hancock Life Insurance Company (U.S.A.) (32)
(10.29)	Purchase and Sale agreement dated September 27, 2019, between Country Club Garden Apartments and The Hamilton Company, or its Nominee. (33)
(10.30)	Loan Agreement dated December 20, 2019, by and between Mill Street Gardens, LLC, and Insurance Strategy Funding Corp. LLC. (34).
(10.31)	Promissory Note dated December 20, 2019, in the principal amount of $35,000,000, payable to Insurance Strategy Funding Corp. LLC. by Mill Street Gardens, LLC (35)
(10.32)	Guaranty dated December 20, 2019, made by New England Realty Associates Limited Partnership as a Guarantor (36)
(10.33)	Mortgage Deed, Assignment of Rents and Security Agreement dated December 20, 2019 between Mill Street Gardens, LLC and Insurance Strategy Funding Corp. LLC. (37)
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10‑K for the year ended December 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8‑A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Notes 2 and 14 to Financial Statements included as part of this Form 10‑K.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8‑K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.

(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on November 3, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10‑Q as filed with the Securities and Exchange Commission on August 12, 2013.
(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on January 14, 2016.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2016.
(26)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.

(27)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(28)	Incorporated herein by reference to Exhibit 10.4 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.5 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(30)	Incorporated herein by reference to Exhibit 10.1 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(31)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(32)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(33)	)Filed herewith as Exhibit 10.29
(34)	Filed herewith as Exhibit 10.30
(35)	Filed herewith as Exhibit 10.31
(36)	Filed herewith as Exhibit 10.32
(37)	Filed herewith as Exhibit 10.33
(38)	Filed herewith as Exhibit 4(d)

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 12, 2020
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 12, 2020
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ Guilliaem Aertsen	Director of the General Partner	March 12, 2020
Guilliaem Aertsen

/s/ David Aloise	Director of the General Partner	March 12, 2020
David Aloise

/s/ Andrew Bloch	Director of the General Partner	March 12, 2020
Andrew Bloch

/s/ Eunice Harps	Director of the General Partner	March 12, 2020
Eunice Harps

/s/ Sally Michael	Director of the General Partner	March 12, 2020
Sally Michael

/s/ Robert Somma	Director of the General Partner	March 12, 2020
Robert Somma