Form 10-Q
period 2020-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2020-05-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 97,405 of the registrant’s Class A units (2,922,151 Depositary Receipts) of limited partnership issued and outstanding and 23,134 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The results of operations for the three month period ended March 31,  2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Rental Properties	$275,200,788	$278,363,988
Cash and Cash Equivalents	11,246,765	7,546,324
Rents Receivable	638,307	484,610
Real Estate Tax Escrows	528,067	446,781
Prepaid Expenses and Other Assets	5,607,352	6,021,544
Investments in Unconsolidated Joint Ventures	1,460,406	1,430,402
Total Assets	$294,681,685	$294,293,649
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	284,905,564	281,771,246
Notes Payable	17,000,000	18,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	19,525,528	19,970,089
Accounts Payable and Accrued Expenses	3,394,099	4,274,266
Advance Rental Payments and Security Deposits	7,870,618	8,101,835
Total Liabilities	332,695,809	332,117,436
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,759 and 121,978 units outstanding in 2020 and 2019 respectively	(38,014,124)	(37,823,787)
Total Liabilities and Partners’ Capital	$294,681,685	$294,293,649

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Rental income	$16,253,430	$14,768,475
Laundry and sundry income	122,154	113,669
	16,375,584	14,882,144
Expenses
Administrative	584,658	612,757
Depreciation and amortization	4,565,467	3,682,678
Management fee	648,993	590,610
Operating	1,668,402	1,884,017
Renting	196,871	182,058
Repairs and maintenance	2,086,218	1,944,231
Taxes and insurance	2,280,541	2,034,106
	12,031,150	10,930,457
Income Before Other Income (Expense)	4,344,434	3,951,687
Other Income (Expense)
Interest income	107	179
Interest expense	(3,450,325)	(3,000,289)
Income from investments in unconsolidated joint ventures	474,567	548,939
	(2,975,651)	(2,451,171)
Net Income	$1,368,783	$1,500,516

Net Income per Unit	$11.23	$12.21

Weighted Average Number of Units Outstanding	121,877	122,941

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partners’ Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2019	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(941,882)	(223,697)	(11,774)	(1,177,353)
Stock Buyback	—	—	—	—	1,795	(1,795)	(2,344,601)	(556,828)	(29,307)	(2,930,736)
Net Income	—	—	—	—	—	—	1,200,413	285,098	15,005	1,500,516
Balance March 31, 2019	144,180	34,243	1,802	180,225	57,634	122,591	$(30,613,422)	(7,237,252)	(380,909)	(38,231,583)

Balance January 1 , 2020	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,787)
Distribution to Partners	—	—	—	—	—	—	(935,338)	(222,143)	(11,692)	(1,169,173)
Stock Buyback	—	—	—	—	219	(219)	(74,095)	(3,900)	(311,952)	(389,947)
Net Income	—	—	—	—	—	—	1,095,026	260,069	13,688	1,368,783
Balance March 31, 2020	144,180	34,243	1,802	180,225	58,466	121,759	$(30,201,652)	$(7,125,689)	$(686,783)	$(38,014,124)

See notes to consolidated financial statements.

   NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,368,783	$1,500,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,565,467	3,682,678
Amortization of deferred financing costs	59,876	54,843
(Income) from investments in joint ventures	(474,567)	(548,939)
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	—	425,000
(Increase) in rents receivable	(153,697)	(16,236)
(Decrease) Increase in accounts payable and accrued expense	(880,166)	198,628
(Increase) Decrease in real estate tax escrow	(81,286)	23,911
Decrease (Increase) in prepaid expenses and other assets	59,110	(746,891)
(Decrease) Increase in advance rental payments and security deposits	(231,217)	459,025
Total Adjustments	2,863,520	3,532,019
Net cash provided by operating activities	4,232,303	5,032,535
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	9,062	823,490
(Investment) in unconsolidated joint ventures	(9,062)	(8,490)
Improvement of rental properties	(1,047,185)	(676,844)
Net cash provided by (used in) investing activities	(1,047,185)	138,156
Cash Flows from Financing Activities
Payment of financing costs	(132,306)	—
Proceeds of mortgage notes payable	3,781,877	—
Payment of note payable	(1,000,000)	(2,000,000)
Principal payments of mortgage notes payable	(575,128)	(472,621)
Stock buyback	(389,947)	(2,930,736)
Distributions to partners	(1,169,173)	(1,177,353)
Net cash provided by (used in) financing activities	515,323	(6,580,710)
Net Increase (Decrease) in Cash and Cash Equivalents	3,700,441	(1,410,019)
Cash and Cash Equivalents, at beginning of period	7,546,324	9,059,901
Cash and Cash Equivalents, at end of period	$11,246,765	$7,649,882

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Line of Business:  New England Realty Associates Limited Partnership (“NERA” or the “Partnership”) was organized in Massachusetts in 1977. NERA and its subsidiaries own 29 properties which include 21 residential buildings; 4 mixed use residential, retail and office buildings; 3 commercial buildings and individual units at one condominium complex. These properties total 2,892 apartment units, 19 condominium units and 108,043 square feet of commercial space. Additionally, the Partnership also owns a 40 - 50%  interest in 7 residential and mixed use properties consisting of 688 apartment units, 12,500 square feet of commercial space and a 50 car parking lot. The properties are located in Eastern Massachusetts and Southern New Hampshire.

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $60,000 and $55,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Comprehensive Income:  Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2020 or 2019 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments:  The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the  Partnership’s revenues in 2020 or 2019. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2020, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.22%. At March 31, 2020 and December 31, 2019, respectively approximately $12,421,000, and $7,407,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $69,056 and $62,969 for the three months ended March 31, 2020 and 2019, respectively.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2020 and 2019 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2020, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2020, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at March 31, 2020 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2020	December 31, 2019	Useful Life
Land, improvements and parking lots	$86,864,867	$86,693,759	15	-	40	years
Buildings and improvements	253,026,910	252,896,183	15	-	40	years
Kitchen cabinets	17,564,272	17,376,841	5	-	10	years
Carpets	11,184,505	10,976,972	5	-	10	years
Air conditioning	573,389	573,389	5	-	10	years
Laundry equipment	709,210	709,210	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,092,194	1,092,194	10	-	30	years
Equipment	17,473,920	17,391,731	5	-	30	years
Motor vehicles	211,660	178,847			5	years
Fences	38,482	38,482	5	-	15	years
Furniture and fixtures	8,461,379	8,235,292	5	-	7	years
Smoke alarms	505,835	505,835	5	-	7	years
Total fixed assets	399,591,888	398,554,000
Less: Accumulated depreciation	(124,391,100)	(120,190,012)
	$275,200,788	$278,363,988

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development, LLC,  collectively referred to  as Mill Street, a wholly-owned subsidiary of New England Realty Associates Limited Partnership closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts for an aggregate purchase price of $59,550,000 in cash. Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street entered into a Loan Agreement with Insurance Strategy Funding Corp. LLC providing for a loan in the maximum principal amount of $35,000,000, consisting of the initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain financial conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $649,000 and $591,000 for the three months ended March 31, 2020 and 2019, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2020 and 2019, approximately $346,000 and $349,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2020 expenses referred to above, approximately $67,000 consisted of repairs and maintenance, and $83,000 of administrative expense. Approximately $196,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2020, the Hamilton Company received approximately $314,000 from the Investment Properties of which approximately $171,000 was the management fee, approximately $6,000 was for maintenance services, approximately $9,000 was for administrative services and approximately $128,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $822,000 and $789,000 for the three months ended March 31, 2020 and 2019, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the three months ended March 31, 2020, the Partnership accrued $11,000 for the employer’s match portion to the plan. For the three months ended March 31, 2019, the Partnership contributed $12,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2020 and 2019, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors are the Estate of Harold Brown, and five current and previous employees of the Management Company. The Brown Family related entities’ ownership interest was between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,016,000, and $2,936,000 of security deposits are included in prepaid expenses and other assets at March 31, 2020 and December 31, 2019, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at March 31, 2020 and December 31, 2019 is approximately $538,000 and $501,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Mill Street Apartments and Webster Green Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $1,047,000 net of accumulated amortization of approximately $513,000 and approximately $1,382,000 net of accumulated amortization of approximately $178,000 at March 31, 2020 and December 31, 2019, respectively.

Financing fees in association with the line of credit of approximately $25,000 and $36,000 are net of accumulated amortization of approximately $103,000 and $93,000 at March 31, 2020 and December 31, 2019 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2020 and December 31, 2019, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2020, the interest rates on these loans ranged from 3.53% to 5.66%, payable in monthly installments aggregating approximately $1,268,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At March 31, 2020, the weighted average interest rate on the above mortgages was 4.42%. The effective rate of 4.51% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,521,000 and $1,449,000 are net of accumulated amortization of approximately $1,384,000 and $1,411,000 at March 31, 2020 and December 31, 2019, respectively offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2020  are as follows:

2021—current maturities	$2,303,000
2022	2,515,000
2023	67,012,000
2024	38,289,000
2025	10,997,000
Thereafter	165,311,000
286,427,000
Less: unamortized deferred financing costs	(1,521,000)
$284,906,000

On March 31, 2020,  Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates ( KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $132,000.

On December 20, 2019, Mill Street Gardens, LLC  and Mill Street Development LLC, collectively referred to as Mill Street, wholly-owned subsidiaries  of New England Realty Associates Limited Partnership closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts for an aggregate purchase price of $59,550,000 . Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street entered into a Loan Agreement with Insurance Strategy Funding Corp. LLC providing for a loan in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

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

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down $1,000,000. As of March 31, 2020, the line  of credit had an outstanding balance of $17,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $3,000 in fees for the three months ended March 31, 2020.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of  March 31, 2020.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2020, amounts received for prepaid rents of approximately $2,193,000 are included in cash and cash equivalents, and security deposits of approximately $3,016,000 are included in prepaid expenses and other assets and are restricted cash.

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

In 2019, regular quarterly distributions of $9.60 per unit  ($0.32 per receipt), were paid in March, June, September and December.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2020	2019
Net Income per Depositary Receipt	$0.37	$0.41
Distributions per Depositary Receipt	$0.32	$0.32

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2020 are as follows:

Class A	46,772
Class B	11,109
General Partnership	585
58,466

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025 The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2020, the Partnership has repurchased 1,428,361 Depositary Receipts at an average price of $28.42 per receipt (or $852.60 per underlying Class A Unit), 3,571 Class B Units and 188 General Partnership Units, both at an average price of $1,032.98 per Unit, totaling approximately $44,714,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2020, the Partnership purchased a total of 5,252 Depositary Receipts. The average price was $59.38 per receipt or $1,781.40 per unit. The total cost including commission was $311,951. The Partnership was required to repurchase 41.6 Class B Units and 2.2 General Partnership units at a cost of $74,063 and $3,898 respectively.

 Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2020, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and

August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2020 as follows:

Commercial
Property Leases
2021	$2,762,000
2022	2,063,000
2023	1,401,000
2024	970,000
2025	341,000
Thereafter	631,000
$8,168,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $121,000 and $129,000  for the three months ended March 31, 2020 and 2019 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2021	$201,568	12,982	14	7%
2022	1,143,868	47,854	10	40%
2023	273,081	8,062	6	9%
2024	672,213	19,432	9	23%
2025	395,806	14,868	8	14%
2026	64,657	1,106	1	2%
2027	—	—	—	—%
2028	—	—	—	—%
2029	—	—	—	—%
2030	142,450	3,850	1	5%
Totals	$2,893,643	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $198,000 and $240,000 at March 31, 2020 and December 31, 2019. Included in rents receivable at March 31, 2020 is approximately $105,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street, Cypress Street, and Staples Plaza in Massachusetts.

Rents receivable at March 31, 2020 also includes approximately $120,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2020 and 2019, cash paid for interest was approximately $3,229,000, and $2,944,000 respectively. Cash paid for state income taxes was approximately $76,000 and $48,000 during the three months ended March 31, 2020 and 2019 respectively. Additionally, during the three months ended March 31, 2020, the Partnership  was involved in a non-cash financing activity of approximately $2,393,000 in connection with the purchase of Brookside Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2020 and December 31, 2019, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2020 and December 31, 2019 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2020 and December 31, 2019, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2020 and December 31, 2019, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

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

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2020	*	$284,905,564	$297,585,801
At December 31, 2019	*	$281,771,246	$290,892,652
Investment Properties
At March 31, 2020	*	$166,380,940	$176,109,904
At December 31, 2019	*	$166,404,255	$169,988,236

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2020, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2016 forward.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The act, among other changes,  increases the business interest expense limitation to 50% of adjusted taxable income for tax years beginning in 2020 for partnerships.   These changes may have an impact on the Partnership’s taxable income for the year ended December 31, 2020.

For partnerships, the CARES Act increases the business interest expense  limitation to 50% only for taxable years beginning in 2020. For partnership taxable years beginning in 2019, the ATI limitation remains at 30%. However, half of a partnership’s EBIE allocated to a partner for a 2019 taxable year can automatically be treated as deductible interest expense in the partner’s first taxable year beginning in 2020. The other half of the EBIE allocated to the partner is treated as it normally would be. Partners can elect out of treating half of 2019 EBIE as automatically deductible in 2020. On the other hand, partnerships, rather than their partners, are entitled to elect out of the increase in the ATI limitation for 2020.

Whether a partner will be better off or worse off as a result of this special rule for partnerships will depend on the facts and circumstances. For example, suppose a partnership with pro rata allocations and a calendar taxable year has $100 million of ATI in each of 2019 and 2020 (or has less ATI in 2020, but elects to substitute 2019 ATI for 2020 ATI) and no business interest income or floor plan financing interest in each year.

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

At March 31, 2020, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168‑unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long‑term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the original amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years with a maturity date of  March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership sold the individual units. 3 units were sold in 2019, resulting in a gain of approximately $429,000. In 2019, all units were sold by this Joint Venture. This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286.  The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction.  Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC.  On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. . Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176‑unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long‑term investment. The Joint Venture obtained a new 10‑year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership  began to sell off the individual units. 2 units were sold in 2019, resulting in a gain of approximately $306,000. In 2019, all residential units were sold. The Partnership still owns  the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42‑unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10‑ year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was  5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At March 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000.  In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280‑unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only.  The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At March 31, 2020, the balance of the mortgage before unamortized deferred finance $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2020, the balance of this mortgage before unamortized deferred financing costs is approximately $9,304,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of March 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,977,869	$2,592,526	$5,597,090	$87,267	$5,240,627	$15,722,824	$83,230,537	$119,448,740
Cash & Cash Equivalents	336,900	105,620	387,085	11,568	234,919	514,145	3,510,840	5,101,077
Rent Receivable	215,143	38,463	—	—	205	12,553	27,015	293,379
Real Estate Tax Escrow	62,924	—	52,215	—	27,345	77,969	—	220,453
Prepaid Expenses & Other Assets	311,711	92,886	76,295	1,682	19,098	185,332	1,559,233	2,246,237
Total Assets	$7,904,547	$2,829,495	$6,112,685	$100,517	$5,522,194	$16,512,823	$88,327,625	$127,309,886
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,924,160	$—	$9,249,198	$—	$5,906,230	$16,829,107	$124,472,246	$166,380,941
Accounts Payable & Accrued Expense	82,063	3,250	103,274	5,948	50,102	152,433	639,480	1,036,550
Advance Rental Pmts & Security Deposits	294,765	—	312,134	—	137,848	439,382	2,744,163	3,928,292
Total Liabilities	10,300,988	3,250	9,664,606	5,948	6,094,180	17,420,922	127,855,889	171,345,783
Partners’ Capital	(2,396,441)	2,826,245	(3,551,921)	94,569	(571,986)	(908,099)	(39,528,264)	(44,035,897)
Total Liabilities and Capital	$7,904,547	$2,829,495	$6,112,685	$100,517	$5,522,194	$16,512,823	$88,327,625	$127,309,886
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,413,123	$	$47,284	$	$	$	1,460,406
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,198,220)	$—	$(1,775,961)	$—	$(285,993)	$(454,050)	$(15,811,306)	(19,525,528)
Total Investment in Unconsolidated Joint Ventures (Net)								$(18,065,122)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	—	42	148	409	689
Units to be sold	—	—	—	175	—	—	—	175
Units sold through May 1, 2020	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of May 1, 2020	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$439,380	$60,471	$428,150	$20,558	$290,693	$905,700	4,206,503		$6,351,455
Laundry and Sundry Income	3,385	—	454	—	—	8,749	25,742		38,330
	442,765	60,471	428,604	20,558	290,693	914,449	4,232,245		6,389,785
Expenses
Administrative	6,188	650	7,757	10,125	2,481	15,848	47,052		90,101
Depreciation and Amortization	121,642	5,074	84,494	816	86,826	261,047	916,987		1,476,886
Management Fees	17,736	2,203	16,466	822	11,532	34,984	87,082		170,825
Operating	25,524	—	12,988	45	22,226	93,845	310,381		465,009
Renting	2,775	—	8,753	—	3,000	7,720	16,804		39,052
Repairs and Maintenance	27,009	—	21,578	—	10,895	134,837	287,012		481,331
Taxes and Insurance	64,677	15,218	39,906	4,189	36,051	122,762	576,221		859,024
	265,551	23,145	191,942	15,997	173,011	671,043	2,241,539		3,582,228
Income Before Other Income	177,214	37,326	236,662	4,561	117,682	243,406	1,990,706		2,807,557
Other Income (Loss)
Interest Expense	(100,733)	—	(93,426)		(59,259)	(192,382)	(1,268,104)		(1,713,904)
Gain on Sale of Real Estate		—	—						#REF!
	(100,733)	—	(93,426)	—	(59,259)	(192,382)	(1,268,104)		#REF!
Net Income (Loss)	$76,481	$37,326	$143,236	$4,561	$58,423	$51,024	$722,602	$	#REF!
Net Income (Loss)—NERA 50%	$38,241	$18,663	$71,618	$2,281	$29,211	$25,512			185,525
Net Income —NERA 40%							$289,042		289,042
									$474,567

Future annual mortgage maturities at March 31, 2020  are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3//31/2021	$—	$207,527	$	$—	$	$207,527
3/31/2022	—	215,702		—		215,702
3/31/2023	—	224,199	—	—		224,199
3/31/2024	—	233,032	—	—		233,032
3/31/2025	—	242,212	—	—		242,212
Thereafter	10,000,000	8,181,458	6,000,000	16,900,000	125,000,000	166,081,458
	10,000,000	9,304,130	6,000,000	16,900,000	125,000,000	167,204,130
Less: unamortized deferred financing costs	(75,840)	(54,932)	(93,770)	(70,893)	(527,754)	(823,189)
	$9,924,160	$9,249,198	$5,906,230	$16,829,107	$124,472,246	$166,380,941

At March 31, 2020 the weighted average interest rate on the above mortgages was 3.99%. The effective rate was 4.06% including the amortization expense of deferred financing costs.

Summary financial information at March 31, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,117,613	$2,595,015	$5,919,727	$103,238	$—	$5,556,929	$16,490,749	$86,186,211	$123,969,482
Rental property held for sale	—	—	—	159,188	—	—	—	—	159,188
Cash & Cash Equivalents	192,441	169,930	213,656	51,285	359,291	132,903	163,789	1,853,435	3,136,730
Rent Receivable	222,191	49,619	4,437	2,441	—	1,487	17,049	136,962	434,186
Real Estate Tax Escrow	72,624	—	50,334	—	—	28,960	95,525	—	247,443
Prepaid Expenses & Other Assets	274,111	110,681	61,989	30,377	3,595	16,287	105,663	1,022,670	1,625,373
									0
Total Assets	$7,878,980	$2,925,245	$6,250,143	$346,529	$362,886	$5,736,566	$16,872,775	$89,199,278	$129,572,402
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,910,371	$—	$9,442,200	$—	$—	$5,898,047	$16,813,056	$124,407,623	$166,471,297
Accounts Payable & Accrued Expense	84,485	2,187	121,342	10,844	10,951	61,051	205,044	701,699	1,197,603
Advance Rental Pmts& Security Deposits	297,683	—	283,486	7,174	101	123,167	391,075	2,620,890	3,723,576
Total Liabilities	10,292,539	2,187	9,847,028	18,018	11,052	6,082,265	17,409,175	127,730,212	171,392,476
Partners’ Capital	(2,413,559)	2,923,058	(3,596,885)	328,511	351,834	(345,699)	(536,400)	(38,530,934)	(41,820,074)
Total Liabilities and Capital	$7,878,980	$2,925,245	$6,250,143	$346,529	$362,886	$5,736,566	$16,872,775	$89,199,278	$129,572,402
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,461,529	$—	$164,256	$175,917	$—	$—	$—	$1,801,702
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,206,780)	$—	$(1,798,443)	$—	$—	$(172,850)	$(268,200)	$(15,412,374)	(18,858,645)
Total Investment in Unconsolidated Joint Ventures (Net)									$(17,056,944)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	1,030
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	1,033
Units to be retained	49	1	40	1	0	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through May1, 2018	—	—	—	173	48	—	—	—	221
Unsold units	—	—	—	3	—	—	—	—	3
Unsold units with deposits for future sale as of May 1, 2018	—	—	—	1	—	—	—	—	1
Units sold through February 1, 2014	—	—	—	127	—	—	—	232
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2014	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2019

						Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$459,573	$75,290	$385,243	$23,594	$3,629	$274,837	$822,668	$4,028,259	$6,073,093
Laundry and Sundry Income	3,005	—	1,389	—	—	1,907	10,062	24,025	40,388
	462,578	75,290	386,632	23,594	3,629	276,744	832,730	4,052,284	6,113,481
Expenses
Administrative	5,379	2,092	5,390	1,694	3,445	3,716	17,847	55,532	95,095
Depreciation and Amortization	119,544	5,074	86,226	3,196	5,420	88,595	258,438	900,101	1,466,594
Management Fees	17,206	2,160	14,056	965	145	11,067	31,868	86,149	163,616
Operating	21,450	8	22,603	775	(109)	23,755	107,289	381,644	557,415
Renting	3,330	—	3,520			2,032	16,112	19,663	44,657
Repairs and Maintenance	37,884	—	18,467	8,040	10,266	36,672	124,192	256,585	492,106
Taxes and Insurance	61,830	15,677	40,241	7,349	4,906	32,251	104,431	518,726	785,411
	266,623	25,011	190,503	22,019	24,073	198,088	660,177	2,218,400	3,604,894
Income Before Other Income	195,955	50,279	196,129	1,575	(20,444)	78,656	172,553	1,833,884	2,508,587
Other Income (Loss)
Interest Expense	(121,005)	—	(94,247)		(6)	(57,991)	(188,268)	(1,270,103)	(1,731,620)
Gain on sale of real estate		—	—	754	432,908	—	—	—	433,662
	(121,005)	—	(94,247)	754	432,902	(57,991)	(188,268)	(1,270,103)	(1,297,958)
Net Income (Loss)	$74,950	$50,279	$101,882	$2,329	$412,458	$20,665	$(15,715)	$563,781	$1,210,629
Net Income (Loss)—NERA 50%	$37,475	$25,140	$50,941	$1,165	$206,229	$10,333	$(7,858)		323,424
Net Income (Loss)—NERA 40%								$225,515	225,515
									$548,939

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2020 was $11,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17—SUBSEQUENT EVENTS

From April 1, 2020 through May 8, 2020, the Partnership purchased a total of 76 Depository Receipts. The average price was $42.95 per receipt or $1,288.50 per unit. The total cost was $3,265.

The Partnership is required to purchase 0.6  Class B units and 0.03 General Partnership units at a cost of $775 and $41 respectively.

Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

 The current outbreak of the COVID- 19, a novel strain of coronavirus, has resulted in the World Health Organization declaring a global pandemic on March 11, 2020. On March 10,  2020, the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. The Governor’s order is currently in place until May 18, 2020. Additionally, March saw the closure of local colleges and universities for the balance of the academic year. On-campus  summer programs have been cancelled and discussions are underway as to how and if  colleges and universities are  to re-open in September.

The Government’s measures put into place to combat the spread of the virus have caused significant disruptions to life and business operations in Massachusetts, the country and the world. The length and severity of the current recession and the effects on the Partnership’s business are unknown at this time.

During the current state of emergency, The Hamilton Company, the Partnership’s property manager, has taken steps to maintain the safety of its employees and tenants. Hamilton is providing essential services to ensure all properties are kept open, fully functioning and safe. Hamilton has implemented a work from home policy with a skeleton staff  present at all site offices to provide for property management, maintenance, leasing and construction services. Leasing is limited to unoccupied units and a web based video technology is being used to remotely show apartments.  Hamilton and the Partnership will continue to adjust their business practices to comply with Federal and State mandates for workplace and rental property operations.

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

The current outbreak of the COVID- 19, a novel strain of coronavirus, has resulted in the World Health Organization declaring a global pandemic on March 11, 2020. On March 10th, the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. The Governor’s order is currently in place until May 18, 2020. Additionally, March saw the closure of local colleges and universities for the balance of the academic year. On-campus  summer programs have been cancelled and discussions are underway as to how and if  colleges and universities are  to re-open in September.

The government’s  measures put into place to combat the spread of the virus have caused significant disruptions to life and business operations in Massachusetts, the country and the world. The length and severity of the current recession and the effects on the Partnership’s business are unknown at this time.

Rental collections in the month of April were better than expected as the Partnership’s wholly owned properties were able to collect 94% of April’s rent. Residential tenants paid approximately 96% of their rent and commercial tenants paid approximately 57% of theirs. Historically, commercial rents represent 5% of the Partnership’s revenues. The rent collections in the Joint Ventures were approximately 90%. April’s collections are not an indicator of how receipts will be in May or beyond.

Residential tenants generally have lease terms of 12 months.  The majority of these leases will mature during the second and third quarters of the year. Given the current economic environment, it is not possible to estimate the amount of lease turnover we will experience or the amount of increases to or decreases from the current rental rates we will  realize with lease renewals or new leases.

The Partnership currently leases approximately 15% of its apartment units and 57% of the Joint Venture apartment units to Students. If colleges and universities do not open in September, there is likely to be a significant effect on the occupancy rates and rental income of the Partnership.

During the current state of emergency, The Hamilton Company, the Partnership’s property manager, has taken steps to maintain the safety of its employees and tenants. Hamilton is providing essential services to ensure all properties are kept open, fully functioning and safe.  Hamilton has implemented a work from home policy with a skeleton staff  present at all site offices to provide for property management, maintenance, leasing and construction services.  Leasing is limited to unoccupied units and a web based video technology is being used to remotely show apartments.  Hamilton and the Partnership will continue to adjust their s business practices to comply with Federal and State mandates for workplace and rental property operations.

During the first quarter of 2020, rents continued to increase with average increases  of 4.1% for renewals and 0.4% for new leases. For the balance of 2020, due to the ongoing global coronavirus pandemic, management expects a significant softening of the local real estate market and is unable to forecast future increases or decreases in renewal and new lease rents at this time.

For the first quarter of 2020, including the purchase of Mill Street, consolidated revenue increased by 10.0%, operating expenses increased by 10.1% and Income before Other Income (Expense) grew by 9.9%. Excluding the Mill Street acquisition, same store revenue grew by 3.4%, operating expenses decreased by 2.2% and Income before Other Income (Expense) grew by 19.0%. For the same reporting period, vacancy was 3.8% vs 2.8%. Excluding Depreciation and Amortization, same store revenues (excluding Mill Street) grew by 3.4%, operating expenses decreased by 1.0% and Net Operating Income increased by 7.6%.

The Joint Ventures of 1025 Hancock and Hamilton Bay in 2019 sold out all remaining residential condominium units. 1025 Hancock sold 2 remaining units for a gain of approximately $306,000, and Hamilton Bay sold its 3 remaining units at a gain of approximately $429,000.  The estimated profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $7,168,000.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one‑half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. As of March 31,2020, the credit line had an outstanding balance of $17,000,000.

On March 31, 2020,  Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates ( KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on March 31, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds were added to cash reserves. In connection with this refinancing, there were closing costs of approximately $132,000.

On December 20, 2019, Mill Street Gardens, LLC  and Mill Street Development, LLC, collectively referred to as Mill Street, wholly-owned subsidiaries of New England Realty Associates Limited Partnership closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts for an aggregate purchase price of $59,550,000 . Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street entered into a Loan Agreement with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

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

From the start of the Stock Repurchase Program in 2007 through March 31, 2020, the Partnership has purchased 1,428,361 Depositary Receipts. During the three months ended March 31, 2020, the Partnership purchased a total of 5,252 Depositary Receipts. The average price was $59.38 per receipt or $1,781.40 per unit. The total cost including commission was $311,951. The Partnership was required to repurchase 41.6 Class B Units and 2.2 General Partnership units at a cost of $74,093 and $3,898 respectively. In January 2019, the Partnership purchased 40,000 Depository Receipts from the former president of the management company. In March of 2020, the Board of Advisors and Board of Directors  unanimously approved an extension of the Repurchase Program until March 31, 2025. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

At May 1, 2020, the Estate of Harold Brown and his brother Ronald Brown  collectively own approximately 30.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc.(“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager.

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

Residential tenants sign a one year lease. During the three  months ended March 31, 2020, tenant renewals were approximately 62% with an average rental increase of approximately 4.1%, new leases accounted for approximately 38% with rental rate increases of approximately 0.4%. During the three months ended March 31, 2020, leasing commissions were approximately $114,000 compared to approximately $86,000 for the three months ended March 31, 2019,  an increase of approximately $28,000 (32.6%) . Tenant concessions were approximately $12,000 for the three months ended March 31, 2020, compared to approximately $22,000 for the three months ended, March 31 2019, a decrease of approximately $10,000  (45.5%). Tenant improvements were approximately $621,000 for the three months ended March 31, 2020, compared to approximately $385,000 for the three months ended March 31, 2019, an increase of approximately $236,000 (61.3%).

Hamilton accounted for approximately 3.2% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2020 and 5.6 % during the three months ended March 31, 2019. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $52,000 (86.3%) and approximately $59,000 (66.3%) of the legal services paid for by the Partnership during the three months ended March 31, 2020 and 2019 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2020,  Hamilton provided the Partnership approximately $196,000 in construction and architectural services, compared to approximately $150,000 for the three months ended March 31, 2019.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2020 and 2019, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31,  2020 and March 31, 2019

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,344,000 during the three months ended  March 31, 2020,  compared to approximately $3,952,000 for the three months ended March 31, 2019,  an  increase of approximately $392,000 (9.9%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2020	May 1, 2019
Residential
Units	2,911	2,730
Vacancies	110	76
Vacancy rate	3.8%	2.8%
Commercial
Total square feet	108,154	108,043
Vacancy	3,900	1,360
Vacancy rate	3.6%	1.3%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2020		2019
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$16,253	$16,253	$14,768	$14,768
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$121	$121	$129	$129

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019:

	Three Months Ended March 31,		Dollar	Percent
	2020	2019	Change	Change
Revenues
Rental income	$16,253,430	$14,768,475	$1,484,955	10.1%
Laundry and sundry income	122,154	113,669	8,485	7.5%
	16,375,584	14,882,144	1,493,440	10.0%
Expenses
Administrative	584,658	612,757	(28,099)	(4.6)%
Depreciation and amortization	4,565,467	3,682,678	882,789	24.0%
Management fee	648,993	590,610	58,383	9.9%
Operating	1,668,402	1,884,017	(215,615)	(11.4)%
Renting	196,871	182,058	14,813	8.1%
Repairs and maintenance	2,086,218	1,944,231	141,987	7.3%
Taxes and insurance	2,280,541	2,034,106	246,435	12.1%
	12,031,150	10,930,457	1,100,693	10.1%
Income Before Other Income (Expense)	4,344,434	3,951,687	392,747	9.9%
Other Income (Expense)
Interest income	107	179	(72)	(40.2)%
Interest expense	(3,450,325)	(3,000,289)	(450,036)	15.0%
Income from investments in unconsolidated joint ventures	474,567	548,939	(74,372)	(13.5)%
	(2,975,651)	(2,451,171)	(524,480)	21.4%
Net Income	$1,368,783	$1,500,516	$(131,733)	(8.8)%

Rental income for the three months ended March 31, 2020 was approximately $16,253,000, compared to approximately $14,768,000 for the three months ended March 31, 2019,  an  increase of approximately $1,485,000 (10.1%). The factors that can be attributed to this increase are as follows: the acquisition of Mill Street resulted in an increase in rental income of approximately $974,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include 62 Boylston,  Hamilton Oaks, Westside Colonial, 1144 Commonwealth, Redwood Hills, and Woodland Park, with increases of approximately $93,000, $62,000, $52,000, $49,000, $31,000, and $31,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2020 were approximately $12,031,000 compared to approximately $10,930,000 for the three months ended March 31, 2019,  an increase of approximately $1,101,000 (10.1%). Excluding the increase in expenses at Mill Street of approximately $1,346,000, Operating expenses decreased approximately $245,000. (2.2%).The factors contributing to the decrease are a decrease in operating expenses of approximately $306,000 (16.2%), due to the warm winter with less snow removal and utility expense, a decrease in depreciation and amortization of approximately $ 173,000 (4.7%) due to fully depreciated assets, partially offset by an increase taxes and insurance of approximately $161,000 (7.9%), and an increase in repairs and maintenance of approximately $82,000 (4.2%).

Interest expense for the three months ended March 31, 2020 was approximately $3,450,000 compared to approximately $3,000,000 for the three months ended March 31, 2019,  an  increase of approximately 450,000 (15.0%). Excluding the increase in interest expense attributable to Mill Street of approximately $281,000, there was an increase in interest expense of approximately $169,000, primarily due to the borrowing on the line of credit used in the purchase of Mill Street.

At March 31, 2020, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $475,000 for  the three months ended March 31, 2020, compared to net income of approximately $549,000 for the three months ended March 31, 2019,  a decrease in income of approximately $74,000 (13.5%). This decrease is primarily due to the reduction in the gain realized from the sales of condominium units of approximately $434,000 with the Partnership’s share amounting to 50%, on the sale of 2 units at Hamilton Bay Apartments LLC for the quarter ended March 31, 2019, compared to no units sold in the quarter ended March 31, 2020.  Included in the income for the three months ended March 31, 2020 is depreciation and amortization expense of approximately $647,000. The proportional income for the three months ended March 31, 2020 from the investment in Dexter Park is approximately $289,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2020 was approximately $1,369,000 compared to income of approximately $1,501,000 for the three months ended March 31, 2019, a decrease  in income of approximately $132,000 (8.8%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2020 was the collection of rents and the proceeds from the refinancing of Brookside Apartments. The Partnership’s principal source of cash in 2019 was the collection of rents. The majority of cash and cash equivalents of $11,246,765 at March 31, 2020 and $7,546,324 at December 31, 2019 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $3,700,441  for the three months ended March 31, 2020 is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities	$4,232,303	$5,032,535
Cash provided by (used in) investing activities	(1,047,185)	138,156
Cash (used in) provided by financing activities	2,074,443	(2,472,621)
Repurchase of Depositary Receipts, Class B and General Partner Units	(389,947)	(2,930,736)
Distributions paid	(1,169,173)	(1,177,353)
Net increase (decrease) in cash and cash equivalents	$3,700,441	$(1,410,019)

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures, and other factors. The decrease in cash provided by investing activities is primarily due to improvements to rental properties. The change in cash used in financing activities is primarily due to the refinancing of the mortgage at Brookside Apartments, partially offset by paydown of mortgages, and the pay down of the line of credit originally used for the purchase of Mill Street.

During 2020, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,047,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at  62 Boylston Street, Captain Parker, Hamilton Oaks,  Redwood Hills, Hamilton Green, and Hamilton Highland at a cost of approximately $275,000, $196,000, $192,000, $77,000, $54,000 and $48,000 respectively.

On March 31, 2020,  Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates ( KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on March 31, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $132,000.

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development, LLC, collectively referred to  as Mill Street,  wholly-owned subsidiaries of New England Realty Associates Limited Partnership closed on a Purchase

Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts for an aggregate purchase price of $59,550,000 . Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

On December 20, 2019, Mill Street Gardens entered into a Loan Agreement with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance.  The principal amount of the Note is due and payable on January 1, 2035.  The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

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

During the three months ended March 31, 2020  the Partnership did not receive distributions from the investment properties. For the three months ended, March 31, 2019, the Partnership received distributions of approximately $1,240,000 from the investment properties.  Included in these net distributions is the amount from Dexter Park of approximately $0 and $620,000 for the three months ended March 31, 2020 and 2019, respectively. In January 2020, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2020.

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

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000.  On January 22, 2020, the Partnership paid down the line by $1,000,000. As of March 31, 2020, the line  of credit had an outstanding balance of $17,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2020 the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2020, our proportionate share of the non-recourse debt related to these investments was approximately $71,102,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2020, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2021	2022	2023	2024	2025	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,302,965	$2,514,411	$67,011,788	$38,288,845	$10,997,192	$165,311,402	$286,426,603

Other obligations	17,000,000	—	—	—	—	—	17,000,000
Total Contractual Obligations	$19,302,965	$2,514,411	$67,011,788	$38,288,845	$10,997,192	$165,311,402	$303,426,603

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

As of March 31, 2020, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $453,631,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $27,000,000 (without taking out unamortized deferred financing costs) as of March 31, 2020. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $220,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2020 would be approximately $15 million. For information regarding the fair value and maturity dates of these debt obligations,  See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been a material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10K for the fiscal year ended December 31, 2019. The additional risk factor is as follows:

The COVID-19 pandemic has caused severe disruptions in the United States and global economies and we expect it will continue to adversely affect our financial condition, results of operations, cash flows, liquidity and performance and that of our tenants.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The global impact of the COVID-19 pandemic is continually evolving and public health officials and governmental authorities, including those in Massachusetts and New Hampshire, the markets in which we operate, have reacted by taking measures such as prohibiting people from congregating in heavily populated areas, instituting quarantines, restricting travel, issuing “stay-at-home” orders, restricting the types of businesses that may continue to operate (including the types of construction projects that may proceed) and closing schools, among many others. Most of these restrictions began in earnest in March 2020 and they quickly had a material adverse impact on economic and market conditions around the world, including the United States and the markets in which our properties are located, and on us. It is possible that public health officials and governmental authorities in the markets in which we operate may impose additional restrictions in an effort to slow the spread of COVID-19 or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of these adverse impacts on the economy. There is great uncertainty regarding the duration and breadth of the COVID-19 pandemic, as well as possible future responses, which makes it impossible for us to predict with certainty the impact that COVID-19 will have on us and our tenants at this time. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:

•

a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, which could adversely affect our operations and those of our tenants;

•

reduced economic activity impacting the businesses, financial condition and liquidity of our tenants has caused, and is expected to continue to cause, one or more of our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;

•

the impact of new or continued complete or partial shutdowns of the operations of one or more of our commercial tenants’ businesses, including retail tenants, and parking operators, temporary or long-term disruptions in our commercial tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our commercial tenants’ operations, could force  these tenants to reduce, delay or eliminate offerings of their products and services, which could result in less revenue, income and cash flow, and possibly their bankruptcy or insolvency, which in turn could:

o	reduce our cash flows,
o	adversely impact our ability to finance, refinance or sell a property,
o	adversely impact our ability to continue paying dividends to our stockholders at current levels, or at all, and

o	result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed tenant;

•

the duration and scope of the mandatory business closures and “stay-at-home” orders have had, and are expected to continue to have, a severe negative impact on our commercial retail tenants that depend on in-person interactions with their customers to generate revenues and have resulted, and are expected to continue to result, in most retail tenants being unable to make timely rental payments in full or at all;

•

the extent to which COVID-19 decreases customers’ willingness to frequent, or prevents customers from frequenting, our tenants’ businesses in the future, may result in our retail tenants’ continued inability to make timely rental payments to us under their leases;

•

some of our residential and commercial tenants have approached us seeking either rent concessions, deferrals or abatements, and the extent to which we grant these requests or instead seek to enforce our legal remedies could have a material adverse effect on our results of operations, liquidity and cash flows;

•

the degree to which our commercial tenants’ businesses have been and continue to be negatively impacted may require us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;

•

if new or existing actions or measures implemented to prevent the spread of COVID-19 continue to result in increasing unemployment, it may negatively affect the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent, in full or at all, in a timely manner;

•

the impact of COVID-19 could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures, and any such impairment could have a material adverse effect on our results of operations in the periods in which the charge is taken;

o	we may be unable to restructure or amend leases with certain of our tenants on terms favorable to us or at all;

•

the impact and validity of interpretations of lease provisions and related claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any court rulings or decisions interpreting these provisions, could have a material adverse effect on our results of operations and liquidity;

•

restrictions intended to prevent the spread of COVID-19 have limited, and are expected to continue to limit, our leasing activities, such as property tours, and may have a material adverse effect on our ability to renew leases, lease vacant space or re-lease available space as leases expire in our properties on favorable terms, or at all;

•

COVID -19 has caused a material decline in general business activity and demand for real estate transactions, and if this persists, it would adversely affect our ability or desire to make strategic acquisitions or dispositions;

•

the impact of recent and future efforts by state, local, federal and industry groups to enact laws and regulations have restricted, and may further restrict, the ability of landlords, such as us, to collect rent, enforce remedies for the failure to pay rent, or otherwise enforce the terms of the lease agreements, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions;

•

we may be unable to access debt and equity capital on attractive terms, or at all, and a further disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our tenants’ and our access to capital and other sources of funding necessary to fund our respective operations or address maturing liabilities on a timely basis;

•

the financial effects of the COVID-19 pandemic on our future financial results, cash flows and financial condition could adversely impact our compliance with the financial covenants of our credit facility and other debt agreements and could result in an event of default and the acceleration of indebtedness, which could negatively impact our financial condition, results of operations and our ability to make additional borrowings and pay dividends;

•

increased vulnerability to cyber-security threats and potential breaches, including phishing attacks, malware and impersonation tactics, resulting from the increase in numbers of individuals working from home;

•

the potential that business interruption, loss of rental income and/or other associated expenses related to our operations will not be covered in whole or in part by our insurance policies, which may increase unreimbursed liabilities;

•

if the health of our employees, particularly our key personnel and property management teams, are negatively impacted, we may be unable to ensure business continuity and be exposed to lawsuits from tenants;

•	if we choose not to pay dividends, our holders of depositary receipts may have to pay income taxes on the Partnership’s income without receiving a corresponding amount of cash;

•

uncertainly as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages; and

•

limited access to our facilities, management, tenants, support staff and professional advisors could decrease the effectiveness of our disclosure controls and procedures, internal controls over financial reporting and other risk mitigation strategies, increase our susceptibility to security breaches, hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would have.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)None

(b)None

(c)Issuer Purchase of Equity Securities during the first quarter of 2020:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

January 1-31, 2020	$63.37	1,817	575,074
February 1-28, 2020	$61.33	716	574,358
March 1-31, 2020	$56.20	2,719	571,639
Total		5,252

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%,  19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2020, the Partnership has repurchased 1,428,361 Depositary Receipts at an average price of $28.42 per receipt (or $852.60 per underlying Class A Unit), 3,571 Class B Units and 188 General Partnership Units, both at an average price of $1,032.98 per Unit, totaling approximately $44,714,000 including brokerage fees paid by the Partnership.

 During the three months ended March 31, 2020, the Partnership purchased a total of 5,252 Depositary Receipts. The average price was $59.38 per receipt or $1,781.40 per unit. The total cost including commission was $311,951. The Partnership was required to repurchase 41.6 Class B Units and 2.2 General Partnership units at a cost of $74,063 and $3,898 respectively. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: May 8, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 8, 2020
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 8, 2020
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 8, 2020
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 8, 2020
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 8, 2020
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	May 8, 2020
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	May 8, 2020
Sally Michael

/s/ ROBERT SOMMA	Director of the General Partner	May 8, 2020
Robert Somma