Form 10-Q
period 2020-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2020-08-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, there were 97,405 of the registrant’s Class A units (2,922,151 Depositary Receipts) of limited partnership issued and outstanding and 23,134 Class B units issued and outstanding.

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

The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Rental Properties	$271,417,401	$278,363,988
Cash and Cash Equivalents	15,396,023	7,546,324
Rents Receivable	1,014,905	484,610
Real Estate Tax Escrows	437,502	446,781
Prepaid Expenses and Other Assets	5,116,550	6,021,544
Investments in Unconsolidated Joint Ventures	1,453,894	1,430,402
Total Assets	$294,836,275	$294,293,649
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	284,402,031	281,771,246
Notes Payable	17,000,000	18,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	20,129,903	19,970,089
Accounts Payable and Accrued Expenses	3,597,414	4,274,266
Advance Rental Payments and Security Deposits	7,428,945	8,101,835
Total Liabilities	332,558,293	332,117,436
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,756 and 121,978 units outstanding in 2020 and 2019 respectively	(37,722,018)	(37,823,787)
Total Liabilities and Partners’ Capital	$294,836,275	$294,293,649

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Rental income	$15,646,814	$14,886,423	$31,900,244	$29,654,899
Laundry and sundry income	112,292	104,980	234,446	218,649
	15,759,106	14,991,403	32,134,690	29,873,548
Expenses
Administrative	512,195	626,180	1,096,853	1,238,938
Depreciation and amortization	4,601,617	3,590,240	9,167,084	7,272,918
Management fee	615,541	597,197	1,264,534	1,187,806
Operating	1,291,781	1,125,813	2,960,183	3,009,831
Renting	128,608	242,515	325,479	424,573
Repairs and maintenance	2,049,174	2,287,313	4,135,392	4,231,544
Taxes and insurance	2,115,721	1,942,998	4,396,262	3,977,104
	11,314,637	10,412,256	23,345,787	21,342,714
Income Before Other Income (Expense)	4,444,469	4,579,147	8,788,903	8,530,834
Other Income (Expense)
Interest income	52	90	159	269
Interest expense	(3,423,583)	(3,133,439)	(6,873,908)	(6,133,728)
Income from investments in unconsolidated joint ventures	444,113	513,406	918,680	1,062,345
Other expense	—	(194,960)	—	(194,960)
	(2,979,418)	(2,814,903)	(5,955,069)	(5,266,074)
Net Income	$1,465,051	$1,764,244	$2,833,834	$3,264,760

Net Income per Unit	$12.03	$14.40	$23.26	$26.61

Weighted Average Number of Units Outstanding	121,756	122,483	121,816	122,710

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partners’ Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2019	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(1,881,955)	(446,964)	(23,524)	(2,352,443)
Stock Buyback	—	—	—	—	1,995	(1,995)	(2,644,552)	(628,044)	(33,055)	(3,305,651)
Net Income	—	—	—	—	—	—	2,611,808	620,304	32,648	3,264,760
Balance June 30, 2019	144,180	34,243	1,802	180,225	57,834	122,391	$(30,442,051)	$(7,196,529)	$(378,764)	$(38,017,344)

Balance January 1 , 2020	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,787)
Distribution to Partners	—	—	—	—	—	—	(1,870,428)	(444,226)	(23,380)	(2,338,034)
Stock Buyback	—	—	—	—	222	(222)	(315,220)	(74,870)	(3,941)	(394,031)
Net Income	—	—	—	—	—	—	2,267,068	538,428	28,338	2,833,834
Balance June 30, 2020	144,180	34,243	1,802	180,225	58,469	121,756	$(30,205,825)	$(7,140,383)	$(375,810)	$(37,722,018)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$2,833,834	$3,264,759
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,167,084	7,272,918
Amortization of deferred financing costs	119,835	225,494
(Income) from investments in joint ventures	(918,680)	(1,062,345)
Allowance for doubtful accounts	729,653	323,728
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	5,000	770,000
(Increase) in rents receivable	(1,259,948)	(166,880)
(Decrease) Increase in accounts payable and accrued expense	(676,850)	474,466
Decrease in real estate tax escrow	9,279	49,347
Decrease (Increase) in prepaid expenses and other assets	188,556	(62,380)
( Decrease) Increase in advance rental payments and security deposits	(672,890)	822,139
Total Adjustments	6,691,039	8,646,487
Net cash provided by operating activities	9,524,873	11,911,246
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,060,585	1,597,152
(Investment) in unconsolidated joint ventures	(10,585)	(19,152)
Improvement of rental properties	(1,504,059)	(1,715,987)
Net cash provided by (used in) investing activities	(454,059)	(137,987)
Cash Flows from Financing Activities
Payment of financing costs	(136,325)	(235,147)
Proceeds of mortgage notes payable	3,781,877	679,000
Payment of note payable	(1,000,000)	(2,000,000)
Principal payments of mortgage notes payable	(1,134,602)	(1,028,035)
Stock buyback	(394,031)	(3,305,651)
Distributions to partners	(2,338,034)	(2,352,443)
Net cash (used in) financing activities	(1,221,115)	(8,242,276)
Net Increase in Cash and Cash Equivalents	7,849,699	3,530,983
Cash and Cash Equivalents, at beginning of period	7,546,324	9,059,901
Cash and Cash Equivalents, at end of period	$15,396,023	$12,590,884

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $120,000 and $225,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2020 or 2019. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2020, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.03%. At June 30, 2020 and December 31, 2019, respectively approximately $15,636,000, and $7,407,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $145,803 and $141,975 for the six months ended June 30, 2020 and 2019, respectively.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2020 and 2019 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2020, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2020, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at June 30, 2020 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2020	December 31, 2019	Useful Life
Land, improvements and parking lots	$86,864,868	$86,693,759	15	-	40	years
Buildings and improvements	253,113,482	252,896,183	15	-	40	years
Kitchen cabinets	17,633,302	17,376,841	5	-	10	years
Carpets	11,317,057	10,976,972	5	-	10	years
Air conditioning	573,389	573,389	5	-	10	years
Laundry equipment	709,210	709,210	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,092,194	1,092,194	10	-	30	years
Equipment	17,574,649	17,391,731	5	-	30	years
Motor vehicles	211,660	178,847			5	years
Fences	46,872	38,482	5	-	15	years
Furniture and fixtures	8,520,979	8,235,292	5	-	7	years
Smoke alarms	505,835	505,835	5	-	7	years
Total fixed assets	400,048,762	398,554,000
Less: Accumulated depreciation	(128,631,361)	(120,190,012)
	$271,417,401	$278,363,988

On December 20, 2019, Mill Street Gardens, LLC and Mill Street Development, LLC, collectively referred to as Mill Street, a wholly-owned subsidiary of New England Realty Associates Limited Partnership closed on a Purchase Agreement dated as of September 27, 2019 with Ninety-Three Realty Limited Partnership pursuant to which Mill Street acquired Country Club Garden Apartments, a 181 unit apartment complex located at 57 Mill Street, Woburn, Massachusetts for an aggregate purchase price of $59,550,000 in cash. Mill Street funded $18,000,000 of the purchase price out of an existing line of credit, $10,550,000 of the cash portion of the purchase price out of cash reserves and the remaining $31,000,000 from the proceeds of the Loan from Insurance Strategy Funding Corp. LLC described below. The closing costs were approximately $237,000. From the purchase price, the Partnership allocated approximately $1,282,000 for in- place leases, and approximately $136,000 to the value of tenant relationships. These amounts are being amortized over 12 and 36 months respectively.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,265,000 and $1,188,000 for the six months ended June 30, 2020 and 2019, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2020 and 2019, approximately $533,000 and $593,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2020 expenses referred to above, approximately $102,000 consisted of repairs and maintenance, and $126,000 of administrative expense. Approximately $305,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2020, the Hamilton Company received approximately $578,000 from the Investment Properties of which approximately $321,000 was the management fee, approximately $12,000 was for maintenance services, approximately $10,000 was for administrative services and approximately $235,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,738,000 and $1,668,000 for the six months ended June 30, 2020 and 2019, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the six months ended June 30, 2020, the Partnership accrued $22,000 for the employer’s match portion to the plan. For the six months ended June 30, 2019, the Partnership contributed $18,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2020 and 2019, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $2,906,000, and $2,936,000 of security deposits are included in prepaid expenses and other assets at June 30, 2020 and December 31, 2019, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at June 30, 2020 and December 31, 2019 is approximately $769,000 and $501,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Mill Street Apartments and Webster Green Apartments are included in prepaid expenses and other assets. Intanbible assets are approximately $715,000 net of accumulated amortization of approximately $845,000 and approximately $1,382,000 net of accumulated amortization of approximately $178,000 at June 30, 2020 and December 31, 2019, respectively.

Financing fees in association with the line of credit of approximately $15,000 and $36,000 are net of accumulated amortization of approximately $114,000 and $93,000 at June 30, 2020 and December 31, 2019 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2020 and December 31, 2019, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2020, the interest rates on these loans ranged from 3.53% to 5.66%, payable in monthly installments aggregating approximately $1,257,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At June 30, 2020, the weighted average interest rate on the above mortgages was 4.42%. The effective rate of 4.51% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,465,000 and $1,449,000 are net of accumulated amortization of approximately $1,444,000 and $1,411,000 at June 30, 2020 and December 31, 2019, respectively offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2020 are as follows:

2021—current maturities	$2,357,000
2022	2,542,000
2023	79,930,000
2024	25,419,000
2025	11,027,000
Thereafter	164,592,000
285,867,000
Less: unamortized deferred financing costs	(1,465,000)
$284,402,000

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates ( KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on April 1, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000.

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

On May 31, 2019, Residences at Captain Parker, LLC (“Captain Parker”), entered into a Mortgage Note with Strategy Funding Corp., LLC in the principal amount of $20,750,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 4.05% per annum, and the principal amount of the Note is due and payable on June 1, 2029. The Note is secured by a mortgage on the Captain Parker apartment complex located at 125 Worthen Road and Ryder Lane, Lexington, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated May 31, 2019. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated May 31, 2019. Captain Parker used the proceeds of the loan to pay off an outstanding loan of approximately $20,071,000. In connection with this refinancing, the property incurred a prepayment penalty of approximately $202,000. This expense was included in other expense on the consolidated statement of income.

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. Management is currently working with the lender on a three year extension for the credit line. The costs associated with the line of credit extension were approximately $128,000.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down $1,000,000. As of June 30, 2020, the line of credit had an outstanding balance of $17,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $5,000 in fees for the six months ended June 30, 2020.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of June 30, 2020.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2020, amounts received for prepaid rents of approximately $2,138,000 are included in cash and cash equivalents, and security deposits of approximately $2,906,000 are included in prepaid expenses and other assets and are restricted cash.

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

In April 2020, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of June 15, 2020 and payable on June 30, 2020, of $9.60 per unit ($0.32 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2020	2019
Net Income per Depositary Receipt	$0.78	$0.89
Distributions per Depositary Receipt	$0.64	$0.64

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2020 are as follows:

Class A	46,775
Class B	11,109
General Partnership	585
58,469

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2020, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2020, the Partnership purchased a total of 5,328 Depositary Receipts. The average price was $59.14 per receipt or $1,774.20 per unit. The total cost including commission was $315,216. The Partnership was required to repurchase 42.18 Class B Units and 2.22 General Partnership units at a cost of $74,839 and $3,939 respectively.

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

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2020, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and

August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2020 as follows:

Commercial
Property Leases
2021	$2,659,000
2022	1,727,000
2023	1,316,000
2024	827,000
2025	242,000
Thereafter	581,000
$7,352,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $251,000 and $277,000 for the six months ended June 30, 2020 and 2019 respectively. Staples and Trader Joes, tenants at Staples Plaza, are approximately 26% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2021	$759,320	39,256	18	27%
2022	605,587	24,225	8	21%
2023	421,687	11,481	7	15%
2024	491,548	14,668	8	17%
2025	414,562	14,674	7	15%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	—	—	—	—%
2030	142,450	3,850	1	5%
Totals	$2,835,154	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $730,000 and $240,000 at June 30, 2020 and December 31, 2019. Included in rents receivable at June 30, 2020 is approximately $96,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street, Cypress Street, and Staples Plaza in Massachusetts.

Rents receivable at June 30, 2020 also includes approximately $172,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2020 and 2019, cash paid for interest was approximately $6,611,000, and $5,936,000 respectively. Cash paid for state income taxes was approximately $81,000 and $76,000 during the six months ended June 30, 2020 and 2019 respectively. Additionally, during the six months ended June 30, 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2020 and December 31, 2019, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2020 and December 31, 2019 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2020 and December 31, 2019, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2020 and December 31, 2019, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2020	*	$284,402,031	$305,678,933
At December 31, 2019	*	$281,771,246	$290,892,652
Investment Properties
At June 30, 2020	*	$166,357,134	$179,496,478
At December 31, 2019	*	$166,404,255	$169,988,236

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2020, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2016 forward.

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

At June 30, 2020, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Joint Venture sold 127 of the units as condominiums and retained 49 units for long-term investment. The Joint Venture obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Joint Venture. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership began to sell off the individual units. 2 units were sold in 2019, resulting in a gain of approximately $306,000. In 2019, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of

$6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At June 30, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At June 30, 2020, the balance of the mortgage before unamortized deferred finance $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years  and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2020, the balance of this mortgage before unamortized deferred financing costs is approximately $9,253,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of June 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,866,502	$2,591,904	$5,513,615	$86,451	$5,160,011	$15,570,896	$82,374,300	$118,163,679
Cash & Cash Equivalents	368,053	85,827	243,868	20,661	162,471	553,842	3,049,217	4,483,939
Rent Receivable	343,831	43,854	6,827	—	1,407	56,713	283,270	735,902
Real Estate Tax Escrow	62,383	—	21,487	—	25,341	72,097	—	181,308
Prepaid Expenses & Other Assets	308,350	89,788	99,498	2,341	33,062	175,465	1,857,159	2,565,663
Total Assets	$7,949,119	$2,811,373	$5,885,295	$109,453	$5,382,292	$16,429,013	$87,563,946	$126,130,491
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,927,607	$—	$9,199,730	$—	$5,908,276	$16,833,120	$124,488,401	$166,357,134
Accounts Payable & Accrued Expense	72,016	1,599	89,688	11,438	64,549	157,567	963,724	1,360,581
Advance Rental Pmts & Security Deposits	300,200	—	308,520	—	147,506	440,458	2,682,182	3,878,866
Total Liabilities	10,299,823	1,599	9,597,938	11,438	6,120,331	17,431,145	128,134,307	171,596,581
Partners’ Capital	(2,350,704)	2,809,774	(3,712,643)	98,015	(738,039)	(1,002,132)	(40,570,361)	(45,466,090)
Total Liabilities and Capital	$7,949,119	$2,811,373	$5,885,295	$109,453	$5,382,292	$16,429,013	$87,563,946	$126,130,491
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures		$1,404,887		$49,008				1,453,895
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,175,352)	$—	$(1,856,321)	$—	$(369,020)	$(501,066)	$(16,228,145)	(20,129,903)
Total Investment in Unconsolidated Joint Ventures (Net)								$(18,676,009)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through August 1, 2020	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of August 1, 2020	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$820,088	$65,862	$847,492	$41,117	$581,210	$1,803,314	8,230,449	$12,389,532
Laundry and Sundry Income	6,683	—	625	—	626	17,355	45,708	70,997
	826,771	65,862	848,117	41,117	581,836	1,820,669	8,276,157	12,460,529
Expenses
Administrative	11,480	2,200	16,328	11,056	6,650	29,475	92,773	169,962
Depreciation and Amortization	243,569	10,149	169,036	1,632	173,780	524,133	1,838,920	2,961,219
Management Fees	28,052	2,203	32,296	1,645	23,004	67,729	166,246	321,175
Operating	46,299	—	28,764	96	50,654	177,595	529,844	833,252
Renting	3,404	—	9,682	—	5,750	15,493	30,883	65,212
Repairs and Maintenance	67,209	3,046	43,375	—	38,950	233,991	511,248	897,819
Taxes and Insurance	129,401	30,457	79,714	8,680	72,176	232,474	1,138,952	1,691,854
	529,414	48,055	379,195	23,109	370,964	1,280,890	4,308,866	6,940,493
Income Before Other Income	297,357	17,807	468,922	18,008	210,872	539,779	3,967,291	5,520,036
Other Income (Loss)
Interest Expense	(172,091)	—	(186,408)	—	(118,502)	(382,787)	(2,536,786)	(3,396,574)
	(172,091)	—	(186,408)	—	(118,502)	(382,787)	(2,536,786)	(3,396,574)
Net Income (Loss)	$125,266	$17,807	$282,514	$18,008	$92,370	$156,992	$1,430,505	$2,123,462
Net Income (Loss)—NERA 50%	$62,632	$8,903	$141,257	$9,004	$46,185	$78,495		346,476
Net Income —NERA 40%							$572,202	572,202
								$918,678

Financial information for the three months ended June 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$380,708	$5,391	$419,342	$20,558	$290,517	$897,613	$4,023,946	$6,038,075
Laundry and Sundry Income	3,298	—	171	—	626	8,606	19,966	32,667
	384,006	5,391	419,513	20,558	291,143	906,219	4,043,912	6,070,742
Expenses
Administrative	5,293	1,550	8,572	931	4,168	13,627	45,721	79,862
Depreciation and Amortization	121,927	5,075	84,541	816	86,954	263,086	921,932	1,484,331
Management Fees	10,316	—	15,829	822	11,472	32,745	79,163	150,347
Operating	20,776	—	15,776	51	28,428	83,750	219,463	368,244
Renting	629	—	929	—	2,750	7,773	14,080	26,161
Repairs and Maintenance	40,200	3,046	21,797	—	28,056	99,155	224,236	416,490
Taxes and Insurance	64,724	15,238	39,808	4,492	36,125	109,712	562,731	832,830
	263,865	24,909	187,252	7,112	197,953	609,848	2,067,326	3,358,265
Income Before Other Income	120,141	(19,518)	232,261	13,446	93,190	296,371	1,976,586	2,712,477
Other Income (Loss)
Interest Expense	(71,358)	—	(92,983)	—	(59,242)	(190,404)	(1,268,682)	(1,682,669)
Interest Income	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—		—	—	—	—
	(71,358)	—	(92,983)	—	(59,242)	(190,404)	(1,268,682)	(1,682,669)
Net Income (Loss)	$48,783	$(19,518)	$139,278	$13,446	$33,948	$105,967	$707,904	$1,029,808
Net Income (Loss)—NERA 50%	$24,392	$(9,758)	$69,639	$6,723	$16,974	$52,984		160,953
Net Income (Loss)—NERA 40%							$283,162	283,162
								$444,115

Future annual mortgage maturities at June 30, 2020 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2021	$—	$209,541	$	$—	$	$209,541
6/30/2022	—	217,796		—		217,796
6/30/2023	—	226,376	—	—		226,376
6/30/2024	—	235,293	—	—		235,293
6/30/2025	—	244,563	—	16,900,000		17,144,563
Thereafter	10,000,000	8,119,429	6,000,000	—	125,000,000	149,119,429
	10,000,000	9,252,998	6,000,000	16,900,000	125,000,000	167,152,998
Less: unamortized deferred financing costs	(72,393)	(53,268)	(91,724)	(66,880)	(511,599)	(795,864)
	$9,927,607	$9,199,730	$5,908,276	$16,833,120	$124,488,401	$166,357,134

At June 30, 2020 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.98% including the amortization expense of deferred financing costs.

Summary financial information at June 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,009,806	$2,594,393	$5,833,501	$89,352	$	$5,479,383	$16,288,449	$85,469,775	$122,764,659
Cash & Cash Equivalents	371,049	141,625	223,371	271,833	19,616	132,837	166,951	2,443,433	3,770,715
Rent Receivable	246,158	21,570	4,240	—	—	480	22,923	99,756	395,127
Real Estate Tax Escrow	74,605	—	20,314	—	—	27,807	96,530	—	219,256
Prepaid Expenses & Other Assets	286,887	107,376	60,279	1,199	5,189	14,264	213,740	1,216,087	1,905,021
Total Assets	$7,988,505	$2,864,964	$6,141,705	$362,384	$24,805	$5,654,771	$16,788,593	$89,229,051	$129,054,778
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,913,818	$—	$9,394,671	$—	$—	$5,900,093	$16,817,068	$124,423,778	$166,449,428
Accounts Payable & Accrued Expense	121,192	2,811	82,534	18,162	4,048	56,897	232,031	799,246	1,316,921
Advance Rental Pmts& Security Deposits	311,817	—	322,013	6,305	101	129,339	441,388	3,224,176	4,435,139
Total Liabilities	10,346,827	2,811	9,799,218	24,467	4,149	6,086,329	17,490,487	128,447,200	172,201,488
Partners’ Capital	(2,358,322)	2,862,153	(3,657,513)	337,917	20,656	(431,558)	(701,894)	(39,218,149)	(43,146,710)
Total Liabilities and Capital	$7,988,505	$2,864,964	$6,141,705	$362,384	$24,805	$5,654,771	$16,788,593	$89,229,051	$129,054,778
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,431,077	$—	$168,959	$10,327	$—	$—	$—	1,610,362
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,179,161)	$—	$(1,828,757)	$—	$—	$(215,779)	$(350,947)	$(15,687,260)	(19,261,903)
Total Investment in Unconsolidated Joint Ventures (Net)									$(17,651,541)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through August 1, 2019	—	—	—	171	44	—	—	—	215
Unsold units	—	—	—	4	4	—	—	—	8
Unsold units with deposits for future sale as of August 1, 2019	—	—	—	1	2	—	—	—	3

Financial information for the six months ended June 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$910,111	$101,241	$803,093	$47,061	$3,629	$556,069	$1,688,003	$8,060,966	$12,170,173
Laundry and Sundry Income	6,870	—	584	—	—	2,135	20,080	48,720	78,389
	916,981	101,241	803,677	47,061	3,629	558,204	1,708,083	8,109,686	12,248,562
Expenses
Administrative	15,255	9,674	10,043	4,402	4,214	5,750	34,912	95,917	180,167
Depreciation and Amortization	239,432	10,149	172,453	6,391	5,420	177,501	519,106	1,807,214	2,937,666
Management Fees	34,227	4,320	30,443	1,899	145	22,299	65,003	168,653	326,989
Operating	37,045	8	40,524	862	—	51,579	191,817	599,340	921,175
Renting	8,517	—	11,993	—	—	2,574	33,490	54,549	111,123
Repairs and Maintenance	64,670	3,180	42,277	28,399	10,266	82,321	317,086	563,942	1,112,141
Taxes and Insurance	123,306	30,860	75,609	14,445	5,206	64,769	207,339	1,035,769	1,557,303
	522,452	58,191	383,342	56,398	25,251	406,793	1,368,753	4,325,384	7,146,564
Income Before Other Income	394,529	43,050	420,335	(9,337)	(21,622)	151,411	339,330	3,784,302	5,101,998
Other Income (Loss)
Interest Expense	(243,020)	—	(189,082)	—	(6)	(116,605)	(380,539)	(2,537,735)	(3,466,987)
Gain on Sale of Real Estate	—	—	—	306,075	432,908	—	—	—	738,983
	(243,020)	—	(189,082)	306,075	432,902	(116,605)	(380,539)	(2,537,735)	(2,728,004)
Net Income (Loss)	$151,509	$43,050	$231,253	$296,738	$411,280	$34,806	$(41,209)	$1,246,567	$2,373,994
Net Income (Loss)—NERA 50%	$75,755	$21,525	$115,627	$148,369	$205,641	$17,403	$(20,605)		563,715
Net Income (Loss)—NERA 40%								$498,630	498,630
									$1,062,345

Financial information for the three months ended June 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$450,538	$25,951	$417,850	$23,466	$—	$281,232	$865,335	$4,032,707	$6,097,079
Laundry and Sundry Income	3,865	—	(805)	—	—	228	10,018	24,695	38,001
	454,403	25,951	417,045	23,466	—	281,460	875,353	4,057,402	6,135,080
Expenses
Administrative	9,876	7,582	4,653	2,708	841	2,034	17,065	40,385	85,144
Depreciation and Amortization	119,887	5,075	86,226	3,195	—	88,906	260,668	907,113	1,471,070
Management Fees	17,021	2,160	16,387	934	—	11,232	33,135	82,504	163,373
Operating	15,594	—	17,921	88	37	27,824	84,527	217,696	363,687
Renting	5,187	—	8,473	—	—	542	17,378	34,886	66,466
Repairs and Maintenance	26,786	3,180	23,810	20,359	—	45,649	192,894	307,357	620,035
Taxes and Insurance	61,476	15,183	35,369	7,096	300	32,518	102,907	517,043	771,892
	255,827	33,180	192,839	34,380	1,178	208,705	708,574	2,106,984	3,541,667
Income Before Other Income	198,576	(7,229)	224,206	(10,914)	(1,178)	72,755	166,779	1,950,418	2,593,413
Other Income (Loss)
Interest Expense	(122,015)	—	(94,834)	—	—	(58,613)	(192,271)	(1,267,633)	(1,735,366)
Interest Income	—	—	—	305,320	—	—	—	—	305,320
	(122,015)	—	(94,834)	305,320	—	(58,613)	(192,271)	(1,267,633)	(1,430,046)
Net Income (Loss)	$76,561	$(7,229)	$129,372	$294,406	$(1,178)	$14,142	$(25,492)	$682,784	$1,163,367
Net Income (Loss)—NERA 50%	$38,281	$(3,614)	$64,686	$147,203	$(589)	$7,071	$(12,746)		240,292
Net Income (Loss)—NERA 40%								$273,114	273,114
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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2020 was $22,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In April 2020, the FASB issued a Staff Question & Answer (“Q&A”) which was intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the novel coronavirus disease (“COVID-19”), which was characterized on March 11, 2020 by the World Health Organization as a pandemic. Prior to this guidance, the Partnership was required to determine, on a lease by lease basis, if a lease concession should be accounted for as a lease modification, potentially resulting in any lease concessions granted being recorded as a reduction to revenue on a straight-line basis over the remaining terms of the leases. The Q&A allows both lessors and lessees to bypass this analysis and elect not to evaluate whether concessions provided in response to the COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted. The Partnership has elected to apply such relief and will therefore not evaluate if lease concessions that were granted in response to the COVID-19 pandemic meet the definition of a lease modification.  Accordingly, the Partnership accounted for qualifying rent concessions as negative variable lease payments, which reduced revenue from such leases in the period the concessions were granted.

NOTE 17—SUBSEQUENT EVENTS

From July 1, 2020 through August 6, 2020, the Partnership purchased no Depository Receipts.

The current outbreak of the COVID-19 virus, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a worldwide health crisis, which is adversely affecting international, national and local economies and financial markets generally, and continues to have an unprecedented effect on the rental housing and commercial property markets. Given the continuous evolution of the COVID-019 pandemic and the global response to curb its spread, the Partnership is not able to estimate the resulting effects on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020 or beyond.

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

Massachusetts has passed an emergency law to stop evictions during the Covid-19 state of emergency.The moratorium has been extended through October17, 2020.Past due rents receivable have increased and the Partnership is currently experiencing significantly higher vacancies for the upcoming rental season.

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

The current outbreak of the COVID- 19, a novel strain of coronavirus, has resulted in the World Health Organization declaring a global pandemic on March 11, 2020. On March 10, the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. The Governor’s order has since been subsequently modified, but is currently in place for the foreseeable future. Additionally, March saw the closure of local colleges and universities for the balance of the academic year. On-campus summer programs were cancelled and discussions are underway as to how and if colleges and universities are to re-open in September.

The government’s measures put into place to combat the spread of the virus have caused significant disruptions to life and business operations in Massachusetts, the country and the world. The length and severity of the current recession and the effects on the Partnership’s business are unknown at this time.

Rental collections for the second quarter for the Partnership’s wholly owned properties were approximately 90% of rents due. Residential tenants paid approximately 92% of their rent and commercial tenants paid approximately 62% of theirs. Historically, commercial rents represent 5% of the Partnership’s revenue. The rent collections for the Joint Ventures were approximately 91%. The second quarters’ collections are not necessarily an indicator of future cash receipts. As of June 30, 2020, Gross rents receivable increased approximately $908,000 over the March 31, 2020 balances.

Massachusetts has passed an emergency law to stop evictions during the Covid-19 state of emergency. The moratorium on evictions has been extended through October 17, 2020.

Vacancy rates for the Partnership’s residential properties as of August 1, 2020 were 6.3% as compared with a vacancy rate of 3.2% as of August 1, 2019. With the uncertainties with the economy and the re-opening of Colleges and Universities in the fall, this year’s rental season started off slowly and has just recently started to improve. However, the inventory of unrented units is significantly higher than in past years. If these units are not rented prior to the end of September, it is likely that the Partnership will have a high number of vacancies for the balance of 2020.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Given the current economic environment, it is not possible to estimate the amount of lease turnover we will experience or the amount of increases to or decreases from the current rental rates we will realize with lease renewals or new leases. However,we are currently offering reduced rental rates and significant rent concessions at certain properties.

The Partnership currently leases approximately 15% of its apartment units and 57% of the Joint Venture apartment units to Students. If colleges and universities do not open in September, there is likely to be a significant effect on the occupancy rates and rental income of the Partnership.

During the current state of emergency, The Hamilton Company, the Partnership’s property manager, has taken steps to maintain the safety of its employees and tenants. Hamilton is providing essential services to ensure all properties are kept open, fully functioning and safe. Hamilton has implemented a work from home policy with a skeleton staff present at all site offices to provide for property management, maintenance, leasing and construction services. Leasing is limited to unoccupied units unless permission is granted by the current tenant and a web based video technology is being used to remotely show apartments. Hamilton and the Partnership will continue to adjust their s business practices to comply with Federal and State mandates for workplace and rental property operations.

During the second quarter of 2020, rents increased on average of 3.6% for renewals and decreased on average of 0.1% for new leases. For the balance of 2020, due to the ongoing global coronavirus pandemic, management expects a significant softening of the local real estate market and is experiencing a decrease in rent and more rent concessions.

For the second quarter of 2020, including the purchase of Mill Street, consolidated revenue increased by 5.1%, operating expenses increased by 8.7% and Income before Other Income (Expense) decreased by 2.9%. Excluding the Mill Street acquisition, same store revenue decreased by 1.4%, operating expenses decreased by 4.3% and Income before Other Income (Expense) grew by 5.0%. For the same reporting period, vacancy was 6.2% vs 3.2%. Excluding Depreciation and Amortization, same store revenues (excluding Mill Street) decreased by 1.5%, operating expenses decreased by 5.8% and Net Operating Income increased by 2.3%.

The Joint Ventures of 1025 Hancock and Hamilton Bay in 2019 sold out all remaining residential condominium units. 1025 Hancock sold 2 remaining units for a gain of approximately $306,000, and Hamilton Bay sold its 3 remaining units at a gain of approximately $429,000. The estimated profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $7,168,000.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. Management is currently working with the lender on a three year extension for the credit line. The costs associated with the line of credit extension were approximately $128,000. As of June 30, 2020, the credit line had an outstanding balance of $17,000,000.

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

On December 20, 2019, Mill Street entered into a Loan Agreement with Insurance Strategy Funding Corp. LLC providing for a loan in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.50% with respect to any subsequent advance. The principal amount of the Note is due and payable on January 1, 2035. The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20, 2019.

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

From the start of the Stock Repurchase Program in 2007 through June 30, 2020, the Partnership has purchased 1,428,437 Depositary Receipts. During the six months ended June 30, 2020, the Partnership purchased a total of 5,328 Depositary Receipts. The average price was $59.14 per receipt or $1,774.20 per unit. The total cost including commission was $315,216. The Partnership was required to repurchase 0.6 Class B Units and 0.03 General Partnership units at a cost of $775 and $41 respectively. In January 2019, the Partnership purchased 40,000 Depository Receipts from the former president of the management company. In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

At August 1, 2020, the Estate of Harold Brown and his brother Ronald Brown collectively own approximately 30.7% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2020, tenant renewals were approximately 74% with an average rental increase of approximately 3.7%, new leases accounted for approximately 26% with rental rate increases of approximately 0.1%. During the three months ended June 30, 2020, leasing commissions were approximately $159,000 compared to approximately $217,000 for the six months ended June 30, 2019, a decrease of approximately $58,000 (26.7%) . Tenant concessions were approximately $18,000 for the six months ended June 30, 2020, compared to approximately $33,000 for the six months ended June 30, 2019, a decrease of approximately $15,000 (45.5%). Tenant improvements were approximately $897,000 for the six months ended June 30, 2020, compared to approximately $1,283,000 for the six months ended June 30, 2019, a decrease of approximately $386,000 (30.1%).

Hamilton accounted for approximately 2.5% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2020 and 5.0 % during the six months ended June 30, 2019. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $64,000 (65.9%) and approximately $100,000 (80.5%) of the legal services paid for by the Partnership during the six months ended June 30, 2020 and 2019 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2020, Hamilton provided the Partnership approximately $305,000 in construction and architectural services, compared to approximately $189,000 for the six months ended June 30, 2019.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2020 and 2019, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 and June 30, 2019

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,444,000 during the three months ended June 30, 2020, compared to approximately $4,579,000 for the three months ended June 30, 2019, a decrease of approximately $135,000 (2.9%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2020	August 1, 2019
Residential
Units	2,911	2,730
Vacancies	182	87
Vacancy rate	6.3%	3.2%
Commercial
Total square feet	108,043	108,043
Vacancy	4,232	938
Vacancy rate	3.9%	0.9%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2020		2019
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$15,647	$15,647	$14,886	$14,886
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$251	$251	$277	$277

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019:

	Three Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Revenues
Rental income	$15,646,814	$14,886,423	$760,391	5.1%
Laundry and sundry income	112,292	104,980	7,312	7.0%
	15,759,106	14,991,403	767,703	5.1%
Expenses
Administrative	512,195	626,180	(113,985)	(18.2%)
Depreciation and amortization	4,601,617	3,590,240	1,011,377	28.2%
Management fee	615,541	597,197	18,344	3.1%
Operating	1,291,781	1,125,813	165,968	14.7%
Renting	128,608	242,515	(113,907)	(47.0%)
Repairs and maintenance	2,049,174	2,287,313	(238,139)	(10.4%)
Taxes and insurance	2,115,721	1,942,998	172,723	8.9%
	11,314,637	10,412,256	902,381	8.7%
Income Before Other Income (Expense)	4,444,469	4,579,147	(134,678)	(2.9%)
Other Income (Expense)
Interest income	52	90	(38)	(42.2%)
Interest expense	(3,423,583)	(3,133,439)	(290,144)	9.3%
Income (Loss) from investments in unconsolidated joint ventures	444,113	513,406	(69,293)	(13.5%)
Other expense	—	(194,960)	194,960	—
	(2,979,418)	(2,814,903)	(164,515)	5.8%
Net Income	$1,465,051	$1,764,244	$(299,193)	(17.0%)

Rental income for the three months ended June 30, 2020 was approximately $15,646,000, compared to approximately $14,886,000 for the three months ended June 30, 2019, an increase of approximately $760,000 (5.1%). The factors that can be attributed to this increase are as follows: the acquisition of Mill Street resulted in an increase in rental income of approximately $976,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include Redwood Hills, Hamilton Oaks, Westside Colonial, Brookside Associates, Olde English Village, and 1144 Commonwealth, with increases of approximately $46,000, $42,000, $28,000, $23,000, $23,000, and $21,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2020 were approximately $11,314,000 compared to approximately $10,412,000 for the three months ended June 30, 2019, an increase of approximately $902,000 (8.7%). Excluding the increase in expenses at Mill Street of approximately $1,346,000, Operating expenses decreased approximately $444,000 (4.3%).The factors contributing to the decrease are a decrease in repairs and maintenance expenses of approximately $300,000 (13.1%), a decrease in administrative expenses of approximately $ 131,000, (20.9%), and a decrease in renting expenses of approximately $122,000, (50.3%), partially offset by an increase in operating costs of approximately $90,000 (8.0%),

Interest expense for the three months ended June 30, 2020 was approximately $3,423,000 compared to approximately $3,133,000 for the three months ended June 30, 2019, an increase of approximately $290,000 (9.3%). Excluding the increase in interest expense attributable to Mill Street of approximately $281,000, there was an increase in interest expense of approximately $8,000.

At June 30, 2020, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $444,000 for the three months ended June 30, 2020, compared to net income of approximately $513,000 for the three months ended June 30, 2019, a decrease in income of approximately $69,000 (13.5%). This decrease is primarily due to the reduction in the gain realized from the sales of condominium units of approximately $305,000 with the Partnership’s share amounting to 50%, on the sale of 2 units at Hamilton 1025 Apartments LLC for the quarter ended June 30, 2019, compared to no units sold in the quarter ended June 30, 2020. Included in the income for the three months ended June 30, 2020 is depreciation and amortization expense of approximately $650,000. The proportional income for the three months ended June 30, 2020 from the investment in Dexter Park is approximately $283,000.

As a result of the changes discussed above, net income for the three months ended June 30, 2020 was approximately $1,465,000 compared to income of approximately $1,764,000 for the three months ended June 30, 2019, a decrease in income of approximately $299,000 (17.0%).

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $8,789,000 during the six months ended June 30, 2020, compared to approximately $8,531,000 for the six months ended June 30, 2019, an increase of approximately $258,000 (3.0%).

	Six Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Revenues
Rental income	$31,900,244	$29,654,899	$2,245,345	7.6%
Laundry and sundry income	234,446	218,649	15,797	7.2%
	32,134,690	29,873,548	2,261,142	7.6%
Expenses
Administrative	1,096,853	1,238,938	(142,085)	(11.5%)
Depreciation and amortization	9,167,084	7,272,918	1,894,166	26.0%
Management fee	1,264,534	1,187,806	76,728	6.5%
Operating	2,960,183	3,009,831	(49,648)	(1.6%)
Renting	325,479	424,573	(99,094)	(23.3%)
Repairs and maintenance	4,135,392	4,231,544	(96,152)	(2.3%)
Taxes and insurance	4,396,262	3,977,104	419,158	10.5%
	23,345,787	21,342,714	2,003,073	9.4%
Income Before Other Income ( Expense)	8,788,903	8,530,834	258,069	3.0%
Other Income (Expense)
Interest income	159	269	(110)	(40.9%)
Interest (expense)	(6,873,908)	(6,133,728)	(740,180)	12.1%
Income from investments in unconsolidated joint ventures	918,680	1,062,345	(143,665)	(13.5%)
Other expense	—	(194,960)	194,960	—
	(5,955,069)	(5,266,074)	(688,995)	13.1%
Net Income	$2,833,834	$3,264,760	$(430,926)	(13.2%)

Rental income for the six months ended June 30, 2020 was approximately $31,900,000, compared to approximately $29,655,000 for the six months ended June 30, 2019, an increase of approximately $2,245,000 (7.6%). The factors that can be attributed to this increase are as follows: the acquisition of Mill Street resulted in an increase in rental income of approximately $1,949,000. In addition, rental income has increased at a number of properties due to increased demand and increases in rental rates. The Partnership Properties with the most significant increases in rental income include, Hamilton Oaks, 62 Boylston, Westside Colonial, Redwood Hills, 1144 Commonwealth Avenue, and Woodland Park, with increases of approximately $104,000, $89,000, $80,000, $77,000, $70,000, and $49,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2020 were approximately $23,345,000 compared to approximately $21,342,000 for the six months ended June 30, 2019, an increase of approximately $2,003,000 (9.4%). Excluding the increase in operating expenses attributable to the acquisition of Mill Street of approximately $2,692,000, operating expenses decreased approximately $689,000 (3.2%). The factors contributing to this net decrease are a decrease in depreciation and amortization of approximately $ 219,000 (3.0%) due to fully depreciated assets, a decrease in repairs and maintenance expenses of approximately $218,000 (5.1%), a decrease in operating costs of approximately $215,000 (7.2%), partially offset by an increase in taxes and insurance of approximately $246,000 (6.2%).

Interest expense for the six months ended June 30, 2020 was approximately $6,874,000 compared to approximately $6,134,000 for the six months ended June 30, 2019, an increase of approximately $740,000 (12.1%). Excluding the increase in interest expense attributable to Mill Street of approximately $563,000, there was an increase in interest expense of approximately $177,000, primarily due to an increase in interest expense on the line of credit of approximately $399,000, partially offset by a decrease in interest expense for Captain Parker of approximately $144,000.

At June 30, 2020, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $919,000 for the six months ended June 30, 2020, compared to net income of approximately $1,062,000 for the six months ended June 30, 2019, a decrease in income of approximately $144,000 (13.5%). This decrease is primarily due to the reduction in the gain realized from the sales of condominium units of approximately $739,000 with the Partnership’s share amounting to 50%, on the sale of 3 units at Hamilton Bay Apartments LLC, and the sale of 2 units at Hamilton 1025 Apartments LLC for the six months ended June 30, 2019, compared to no units sold in the quarter ended June 30, 2020. Included in the income for the six months ended June 30, 2020 is depreciation and amortization expense of approximately $1,297,000. The proportional income for the six months ended June 30, 2020 from the investment in Dexter Park is approximately $572,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2020 was approximately $2,834,000 compared to income of approximately $3,265,000 for the six months ended June 30, 2019, an increase in net income of approximately $431,000 (13.2%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2020 was the collection of rents and the proceeds from the refinancing of Brookside Apartments. The Partnership’s principal source of cash in 2019 was the collection of rents. The majority of cash and cash equivalents of $15,396,023 at June 30, 2020 and $7,546,324 at December 31, 2019 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $7,849,699 for the six months ended June 30, 2020 is summarized as follows:

	Six Months Ended June 30,
	2020	2019
Cash provided by operating activities	$9,524,873	$11,911,247
Cash (used in) investing activities	(454,059)	(137,987)
Cash provided by (used in) financing activities	1,510,950	(2,584,183)
Repurchase of Depositary Receipts, Class B and General Partner Units	(394,031)	(3,305,651)
Distributions paid	(2,338,034)	(2,352,443)
Net increase in cash and cash equivalents	$7,849,699	$3,530,983

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

During 2020, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,504,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Captain Parker, Hamilton Oaks, Redwood Hills, Hamilton Green, and Hamilton Highland at a cost of approximately $341,000, $279,000, $224,000, $106,000, $99,000 and $66,000 respectively.

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates ( KeyBank) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on March 31, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds added to cash reserves. In connection with this refinancing, there were closing costs of approximately $136,000.

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

During the six months ended June 30, 2020 the Partnership received distributions of approximately $1,066,000 from the investment properties. For the six months ended, June 30, 2019, the Partnership received distributions of approximately $2,348,000 from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $700,000 and $1,168,000 for the six months ended June 30, 2020 and 2019, respectively. In January 2020, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2020. In April 2020, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on June 30, 2020.

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

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down the line by $1,000,000. As of June 30, 2020, the line of credit had an outstanding balance of $17,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2020 the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2020, our proportionate share of the non-recourse debt related to these investments was approximately $71,076,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2020, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2021	2022	2023	2024	2025	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt *	$2,357,013	$2,541,650	$79,930,355	$25,419,180	$11,027,464	$164,591,469	$285,867,131

Other obligations	17,000,000	—	—	—	—	—	17,000,000
Total Contractual Obligations	$19,357,013	$2,541,650	$79,930,355	$25,419,180	$11,027,464	$164,591,469	$302,867,131

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A and from time to time in the Partnership’s filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

●	The Partnership depends on the real estate markets where its properties are located, primarily in Eastern Massachusetts, and these markets may be adversely affected by local economic market conditions, which are beyond the Partnership’s control.

●	The Partnership is subject to the general economic risks affecting the real estate industry, such as dependence on tenants’ financial condition, the need to enter into new leases or renew leases on terms favorable to tenants in order to generate rental revenues and our ability to collect rents from our tenants.

●	The Partnership is also impacted by changing economic conditions making alternative housing arrangements more or less attractive to the Partnership’s tenants, such as the interest rates on single family home mortgages and the availability and purchase price of single family homes in the Greater Boston metropolitan area.

●	The Partnership is subject to significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property.

●	The Partnership is subject to increases in heating and utility costs that may arise as a result of economic and market conditions and fluctuations in seasonal weather conditions.

●	Civil disturbances, earthquakes and other natural disasters may result in uninsured or underinsured losses.

●	Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

●	Financing or refinancing of Partnership properties may not be available to the extent necessary or desirable, or may not be available on favorable terms.

●	The Partnership properties face competition from similar properties in the same market. This competition may affect the Partnership’s ability to attract and retain tenants and may reduce the rents that can be charged.

●	Given the nature of the real estate business, the Partnership is subject to potential environmental liabilities. These include environmental contamination in the soil at the Partnership’s or neighboring real estate, whether caused by the Partnership, previous owners of the subject property or neighbors of the subject property, and the presence of hazardous materials in the Partnership’s buildings, such as asbestos, lead, mold and radon gas. Management is not aware of any material environmental liabilities at this time.

●	Insurance coverage for and relating to commercial properties is increasingly costly and difficult to obtain. In addition, insurance carriers have excluded certain specific items from standard insurance policies, which have resulted in increased risk exposure for the Partnership. These include insurance coverage for acts of terrorism and war, and coverage for mold and other environmental conditions. Coverage for these items is either unavailable or prohibitively expensive.

●	Market interest rates could adversely affect market prices for Class A Partnership Units and Depositary Receipts as well as performance and cash flow.

●	Changes in income tax laws and regulations may affect the income taxable to owners of the Partnership. These changes may affect the after-tax value of future distributions.

●	The Partnership may fail to identify, acquire, construct or develop additional properties; may develop or acquire properties that do not produce a desired or expected yield on invested capital; may be unable to sell poorly- performing or otherwise undesirable properties quickly; or may fail to effectively integrate acquisitions of properties or portfolios of properties.

●	Risk associated with the use of debt to fund acquisitions and developments.

●	Competition for acquisitions may result in increased prices for properties.

●	Any weakness identified in the Partnership’s internal controls as part of the evaluation being undertaken could have an adverse effect on the Partnership’s business.

●	Ongoing compliance with Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

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

As of June 30, 2020, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $453,020,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $27,000,000 (without taking out unamortized deferred financing costs) as of June 30, 2020. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $220,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2020 would be approximately $20 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting as a result of a majority or our office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

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

The global impact of the COVID-19 pandemic is continually evolving and public health officials and governmental authorities, including those in Massachusetts and New Hampshire, the markets in which we operate, have reacted by taking measures such as prohibiting people from congregating in heavily populated areas, instituting quarantines, restricting travel, issuing “stay-at-home” orders, restricting the types of businesses that may continue to operate (including the types of construction projects that may proceed) and closing schools, among many others. Most of these restrictions began in earnest in March 2020 and they quickly had a material adverse impact on economic and market conditions around the world, including the United States and the markets in which our properties are located, and on us. It is possible that public health officials and governmental authorities in the markets in which we operate may impose additional restrictions in an effort to slow the spread of COVID-19 or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of these adverse impacts on the economy. There is great uncertainty regarding the duration and breadth of the COVID-19 pandemic, as well as possible future responses, which makes it impossible for us to predict with certainty the impact that COVID-19 will have on us and our tenants at this time. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, which could adversely affect our operations and those of our tenants;

●	reduced economic activity impacting the businesses, financial condition and liquidity of our tenants has caused, and is expected to continue to cause, one or more of our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;

●	the impact of new or continued complete or partial shutdowns of the operations of one or more of our commercial tenants’ businesses, including retail tenants, and parking operators, temporary or long-term disruptions in our commercial tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our commercial tenants’ operations, could force these tenants to reduce, delay or eliminate offerings of their products and services, which could result in less revenue, income and cash flow, and possibly their bankruptcy or insolvency, which in turn could:

o	reduce our cash flows,
o	adversely impact our ability to finance, refinance or sell a property,

o	adversely impact our ability to continue paying dividends to our stockholders at current levels, or at all, and
o	result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed tenant;

●	the duration and scope of the mandatory business closures and “stay-at-home” orders have had, and are expected to continue to have, a severe negative impact on our commercial retail tenants that depend on in-person interactions with their customers to generate revenues and have resulted, and are expected to continue to result, in most retail tenants being unable to make timely rental payments in full or at all;

●	the extent to which COVID-19 decreases customers’ willingness to frequent, or prevents customers from frequenting, our tenants’ businesses in the future, may result in our retail tenants’ continued inability to make timely rental payments to us under their leases;

●	some of our residential and commercial tenants have approached us seeking either rent concessions, deferrals or abatements, and the extent to which we grant these requests or instead seek to enforce our legal remedies could have a material adverse effect on our results of operations, liquidity and cash flows;

●	the degree to which our commercial tenants’ businesses have been and continue to be negatively impacted may require us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;

●	if new or existing actions or measures implemented to prevent the spread of COVID-19 continue to result in increasing unemployment, it may negatively affect the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent, in full or at all, in a timely manner;

●	the impact of COVID-19 could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures, and any such impairment could have a material adverse effect on our results of operations in the periods in which the charge is taken;

o	we may be unable to restructure or amend leases with certain of our tenants on terms favorable to us or at all;

●	the impact and validity of interpretations of lease provisions and related claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any court rulings or decisions interpreting these provisions, could have a material adverse effect on our results of operations and liquidity;

●	restrictions intended to prevent the spread of COVID-19 have limited, and are expected to continue to limit, our leasing activities, such as property tours, and may have a material adverse effect on our ability to renew leases, lease vacant space or re-lease available space as leases expire in our properties on favorable terms, or at all;

●	COVID -19 has caused a material decline in general business activity and demand for real estate transactions, and if this persists, it would adversely affect our ability or desire to make strategic acquisitions or dispositions;

●	the impact of recent and future efforts by state, local, federal and industry groups to enact laws and regulations have restricted, and may further restrict, the ability of landlords, such as us, to collect rent, enforce remedies for the failure to pay rent, or otherwise enforce the terms of the lease agreements, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions;

●	we may be unable to access debt and equity capital on attractive terms, or at all, and a further disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our tenants’ and our access to capital and other sources of funding necessary to fund our respective operations or address maturing liabilities on a timely basis;

●	the financial effects of the COVID-19 pandemic on our future financial results, cash flows and financial condition could adversely impact our compliance with the financial covenants of our credit facility and other debt agreements and could result in an event of default and the acceleration of indebtedness, which could negatively impact our financial condition, results of operations and our ability to make additional borrowings and pay dividends;

●	increased vulnerability to cyber-security threats and potential breaches, including phishing attacks, malware and impersonation tactics, resulting from the increase in numbers of individuals working from home;

●	the potential that business interruption, loss of rental income and/or other associated expenses related to our operations will not be covered in whole or in part by our insurance policies, which may increase unreimbursed liabilities;

●	if the health of our employees, particularly our key personnel and property management teams, are negatively impacted, we may be unable to ensure business continuity and be exposed to lawsuits from tenants;

●	if we choose not to pay dividends, our holders of depositary receipts may have to pay income taxes on the Partnership’s income without receiving a corresponding amount of cash;

●	uncertainly as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages; and

●	limited access to our facilities, management, tenants, support staff and professional advisors could decrease the effectiveness of our disclosure controls and procedures, internal controls over financial reporting and other risk mitigation strategies, increase our susceptibility to security breaches, hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would have.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the second quarter of 2020:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

April 1-30, 2020	$42.95	78	571,561
May 1-31, 2020	$—	—	571,561
June 1-30, 2020	$—	—	571,561
Total		78

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2020, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2020, the Partnership purchased a total of 5,328 Depositary Receipts. The average price was $59.14 per receipt or $1,774.20 per unit. The total cost including commission was $315,216. The Partnership was required to repurchase 42.18 Class B Units and 2.22 General Partnership units at a cost of $74,839 and $3,939 respectively. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eX tenable Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

(104)	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: August 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 7, 2020
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 7, 2020
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 7, 2020
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 7, 2020
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 7, 2020
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	August 7, 2020
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	August 7, 2020
Sally Michael

/s/ ROBERT SOMMA	Director of the General Partner	August 7, 2020
Robert Somma