Form 10-Q
period 2020-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2020-11-06
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 97,405 of the registrant’s Class A units (2,922,151 Depositary Receipts) of limited partnership issued and outstanding and 23,134 Class B units issued and outstanding.

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

The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Rental Properties	$267,905,211	$278,363,988
Cash and Cash Equivalents	16,847,883	7,546,324
Rents Receivable	1,124,853	484,610
Real Estate Tax Escrows	503,431	446,781
Prepaid Expenses and Other Assets	5,265,952	6,021,544
Investments in Unconsolidated Joint Ventures	1,439,697	1,430,402
Total Assets	$293,087,027	$294,293,649
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	283,927,890	281,771,246
Notes Payable	17,000,000	18,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	20,505,288	19,970,089
Accounts Payable and Accrued Expenses	3,765,731	4,274,266
Advance Rental Payments and Security Deposits	7,218,279	8,101,835
Total Liabilities	332,417,188	332,117,436
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,756 and 121,978 units outstanding in 2020 and 2019 respectively	(39,330,161)	(37,823,787)
Total Liabilities and Partners’ Capital	$293,087,027	$294,293,649

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Rental income	$15,046,646	$15,038,675	$46,946,889	$44,693,574
Laundry and sundry income	95,620	117,226	330,066	335,875
	15,142,266	15,155,901	47,276,955	45,029,449
Expenses
Administrative	511,812	622,459	1,608,664	1,861,397
Depreciation and amortization	4,612,713	3,627,142	13,779,797	10,900,060
Management fee	598,111	599,864	1,862,645	1,787,670
Operating	1,228,750	1,111,613	4,188,934	4,121,444
Renting	332,157	348,896	657,636	773,470
Repairs and maintenance	2,524,050	2,654,769	6,659,443	6,886,313
Taxes and insurance	2,107,037	2,014,141	6,503,299	5,991,245
	11,914,630	10,978,884	35,260,418	32,321,599
Income Before Other Income (Expense)	3,227,636	4,177,017	12,016,537	12,707,850
Other Income (Expense)
Interest income	11	66	171	335
Interest expense	(3,417,348)	(3,011,347)	(10,291,255)	(9,145,075)
Income from investments in unconsolidated joint ventures	(249,583)	224,993	669,098	1,287,339
Other expense	—	(6,750)	—	(201,710)
	(3,666,920)	(2,793,038)	(9,621,986)	(8,059,111)
Net (Loss) Income	$(439,284)	$1,383,979	$2,394,551	$4,648,739

Net (Loss) Income per Unit	$(3.61)	$11.32	$19.66	$37.93

Weighted Average Number of Units Outstanding	121,756	122,298	121,796	122,572

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partners’ Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2019	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(2,820,561)	(669,883)	(35,257)	(3,525,701)
Stock Buyback	—	—	—	—	2,205	(2,205)	(2,944,508)	(699,259)	(36,803)	(3,680,570)
Net Income	—	—	—	—	—	—	3,718,992	883,260	46,487	4,648,739
Balance September 30, 2019	144,180	34,243	1,802	180,225	58,044	122,181	$(30,573,429)	$(7,227,707)	$(380,406)	$(38,181,542)

Balance January 1 , 2020	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,787)
Distribution to Partners	—	—	—	—	—	—	(2,805,515)	(666,310)	(35,069)	(3,506,894)
Stock Buyback	—	—	—	—	222	(222)	(315,220)	(74,870)	(3,941)	(394,031)
Net Income	—	—	—	—	—	—	1,915,640	454,965	23,946	2,394,551
Balance September 30, 2020	144,180	34,243	1,802	180,225	58,469	121,756	$(31,492,340)	$(7,445,930)	$(391,891)	$(39,330,161)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$2,394,551	$4,648,739
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,779,797	10,900,060
Amortization of deferred financing costs	179,795	281,848
(Income) from investments in joint ventures	(669,098)	(1,287,339)
Allowance for doubtful accounts	1,094,588	255,240
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	20,000	975,000
(Increase) in rents receivable	(1,734,831)	(49,694)
(Decrease) in accounts payable and accrued expense	(508,534)	(169,704)
(Increase) Decrease in real estate tax escrow	(56,650)	69,574
(Increase) in prepaid expenses and other assets	(311,297)	(672,463)
( Decrease) Increase in advance rental payments and security deposits	(883,556)	788,204
Total Adjustments	10,910,214	11,090,726
Net cash provided by operating activities	13,304,765	15,739,465
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,186,732	2,326,073
(Investment) in unconsolidated joint ventures	(11,732)	(33,073)
Improvement of rental properties	(2,254,130)	(2,593,079)
Net cash (used in) investing activities	(1,079,130)	(300,079)
Cash Flows from Financing Activities
Payment of financing costs	(136,326)	(235,147)
Proceeds of mortgage notes payable	3,781,877	679,000
Payment on line of credit	(1,000,000)	(2,000,000)
Payment of note payable		—
Principal payments of mortgage notes payable	(1,668,702)	(1,591,251)
Stock buyback	(394,031)	(3,680,570)
Distributions to partners	(3,506,894)	(3,525,701)
Net cash (used in) financing activities	(2,924,076)	(10,353,669)
Net Increase in Cash and Cash Equivalents	9,301,559	5,085,717
Cash and Cash Equivalents, at beginning of period	7,546,324	9,059,901
Cash and Cash Equivalents, at end of period	$16,847,883	$14,145,618

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $180,000 and $282,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2020 or 2019. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At September 30, 2020, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.03%. At September 30, 2020 and December 31, 2019, respectively approximately $16,492,000, and $7,407,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $257,433 and $211,184 for the nine months ended September 30, 2020 and 2019, respectively.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2020 and 2019 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of September 30, 2020, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2020, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at September 30, 2020 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2020	December 31, 2019	Useful Life
Land, improvements and parking lots	$86,864,868	$86,693,759	15	-	40	years
Buildings and improvements	253,304,984	252,896,183	15	-	40	years
Kitchen cabinets	17,704,969	17,376,841	5	-	10	years
Carpets	11,534,099	10,976,972	5	-	10	years
Air conditioning	573,389	573,389	5	-	10	years
Laundry equipment	709,210	709,210	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,092,194	1,092,194	10	-	30	years
Equipment	17,709,810	17,391,731	5	-	30	years
Motor vehicles	211,660	178,847			5	years
Fences	46,872	38,482	5	-	15	years
Furniture and fixtures	8,655,678	8,235,292	5	-	7	years
Smoke alarms	505,835	505,835	5	-	7	years
Total fixed assets	400,798,833	398,554,000
Less: Accumulated depreciation	(132,893,622)	(120,190,012)
	$267,905,211	$278,363,988

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,863,000 and $1,788,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2020 and 2019, approximately $816,000 and $852,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2020 expenses referred to above, approximately $145,000 consisted of repairs and maintenance, and $178,000 of administrative expense. Approximately $493,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2020, the Hamilton Company received approximately $726,000 from the Investment Properties of which approximately $458,000 was the management fee, approximately $17,000 was for maintenance services, approximately $11,000 was for administrative services and approximately $240,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,571,000 and $2,478,000 for the nine months ended September 30, 2020 and 2019, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the nine months ended September 30, 2020, the Partnership accrued $33,000 for the employer’s match portion to the plan. For the nine months ended September 30, 2019, the Partnership contributed $27,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2020 and 2019, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors are the Brown family related entities, and five current and previous employees of the Management Company. The Brown Family related entities’ ownership interest was between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $2,696,000, and $2,936,000 of security deposits are included in prepaid expenses and other assets at September 30, 2020 and December 31, 2019, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at September 30, 2020 and December 31, 2019 is approximately $921,000 and $501,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisitions of Mill Street Apartments and Webster Green Apartments are included in prepaid expenses and other assets. Intanbible assets are approximately $383,000 net of accumulated amortization of approximately $1,177,000 and approximately $1,382,000 net of accumulated amortization of approximately $178,000 at September 30, 2020 and December 31, 2019, respectively.

Financing fees in association with the line of credit of approximately $4,000 and $36,000 are net of accumulated amortization of approximately $125,000 and $93,000 at September 30, 2020 and December 31, 2019 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2020 and December 31, 2019, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2020, the interest rates on these loans ranged from 3.53% to 5.66%, payable in monthly installments aggregating approximately $1,257,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At September 30, 2020, the weighted average interest rate on the above mortgages was 4.43%. The effective rate of 4.51% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,405,000 and $1,449,000 are net of accumulated amortization of approximately $1,504,000 and $1,411,000 at September 30, 2020 and December 31, 2019, respectively offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2020 are as follows:

2021—current maturities	$2,443,000
2022	2,569,000
2023	102,651,000
2024	10,935,000
2025	3,260,000
Thereafter	163,475,000
285,333,000
Less: unamortized deferred financing costs	(1,405,000)
$283,928,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Management is currently working with the lender on a three year renewal of the line of credit. As of October 31, 2020, the Partnership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $9,000 in fees for the nine months ended September 30, 2020.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down $1,000,000. As of September 30, 2020, the line of credit had an outstanding balance of $17,000,000.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of September 30, 2020.

In management’s continuing discussions with the lender regarding the renewal of the line of credit for an additional three years, management expects and the lender has indicated its willingness to relax certain covenants, to test covenant compliance on the outstanding balance of the line of credit through September 30, 2022, and to give the Partnership a 90 day period to cure any covenant breach by partially paying down the balance to restore the Partnership to covenant compliance.  In exchange for the relaxation of loan covenants and other changes, the Partnership will not be allowed to make further draws upon the line of credit until December 31, 2022; and covenant compliance then will be measured by the original covenant levels.  In addition, subject to the Partnership’s compliance with the original covenants and the lender’s sole approval, the lender may allow for draws on the line of credit prior to December 31, 2022.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2020, amounts received for prepaid rents of approximately $1,924,000 are included in cash and cash equivalents, and security deposits of approximately $2,696,000 are included in prepaid expenses and other assets and are restricted cash.

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

In June 2020, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of June 15, 2020 and payable on June 30, 2020, of $9.60 per unit ($0.32 per receipt).

In September 2020, the Partnership approved a quarterly distribution to its Class A Limited Partners and holders of Depositary Receipts of record as of September 15, 2020 and payable on September 30, 2020, of $9.60 per unit ($0.32 per receipt).

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2020	2019
Net Income per Depositary Receipt	$0.66	$1.26
Distributions per Depositary Receipt	$0.96	$0.96

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2020 are as follows:

Class A	46,775
Class B	11,109
General Partnership	585
58,469

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2020, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2020, the Partnership purchased a total of 5,328 Depositary Receipts. The average price was $59.14 per receipt or $1,774.20 per unit. The total cost including commission was $315,216. The Partnership was required to repurchase 42.18 Class B Units and 2.22 General Partnership units at a cost of $74,839 and $3,939 respectively.

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

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2020, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2020 as follows:

Commercial
Property Leases
2021	$2,480,000
2022	1,616,000
2023	1,230,000
2024	646,000
2025	199,000
Thereafter	547,000
$6,718,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $383,000 and $450,000 for the nine months ended September 30, 2020 and 2019 respectively. Staples and Trader Joe’s, tenants at Staples Plaza, are approximately 27% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2021	$906,712	48,746	19	32%
2022	538,983	17,038	7	19%
2023	361,132	11,156	7	13%
2024	747,762	24,903	11	27%
2025	116,916	2,461	4	4%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
Totals	$2,813,955	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,095,000 and $240,000 at September 30, 2020 and December 31, 2019. Included in rents receivable at September 30, 2020 is approximately $96,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street, Cypress Street, and Staples Plaza in Massachusetts.

Rents receivable at September 30, 2020 also includes approximately $351,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2020 and 2019, cash paid for interest was approximately $9,973,000, and $8,893,000 respectively. Cash paid for state income taxes was approximately $82,000 and $77,000 during the nine months ended September 30, 2020 and 2019 respectively. Additionally, during the nine months ended September 30, 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2020 and December 31, 2019, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2020 and December 31, 2019 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2020 and December 31, 2019, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2020 and December 31, 2019, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2020	*	$283,927,890	$308,211,420
At December 31, 2019	*	$281,771,246	$290,892,652
Investment Properties
At September 30, 2020	*	$166,332,832	$182,015,689
At December 31, 2019	*	$166,404,255	$169,988,236

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2020, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2016 forward.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The act, among other changes,  increases the business interest expense limitation to 50% of adjusted taxable income for tax years beginning in 2020 for partnerships.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Partnership has invested in seven limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%-50% ownership interests in each investment. The other investors are the Brown Family related entities and five current and former employees of the Management Company. The Brown Family’s ownership interest was between 47.6% and 59%, with the balance owned by the others. A description of each investment is as follows:

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

At September 30, 2020, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At September 30, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At September 30, 2020, the balance of the mortgage before unamortized deferred finance is $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years  and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2020, the balance of this mortgage before unamortized deferred financing costs is approximately $9,201,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information as of September 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,758,283	$2,591,281	$5,439,844	$85,635	$5,077,525	$15,343,928	$81,537,329	$116,833,825
Cash & Cash Equivalents	281,585	70,894	183,638	12,305	210,705	610,816	2,870,227	4,240,170
Rent Receivable	220,578	48,878	11,367	811	—	46,780	501,843	830,257
Real Estate Tax Escrow	66,248	—	57,079	—	31,378	92,122	—	246,827
Prepaid Expenses & Other Assets	319,434	84,898	82,969	2,129	26,428	162,421	1,406,740	2,085,019
Total Assets	$7,646,128	$2,795,951	$5,774,897	$100,880	$5,346,036	$16,256,067	$86,316,139	$124,236,098
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,931,055	$—	$9,149,766	$—	$5,910,322	$16,837,132	$124,504,557	$166,332,832
Accounts Payable & Accrued Expense	53,569	2,400	101,651	15,038	64,341	168,318	762,288	1,167,605
Advance Rental Pmts & Security Deposits	202,659	—	217,832	—	157,932	435,679	2,053,602	3,067,704
Total Liabilities	10,187,283	2,400	9,469,249	15,038	6,132,595	17,441,129	127,320,447	170,568,141
Partners’ Capital	(2,541,155)	2,793,551	(3,694,352)	85,842	(786,559)	(1,185,062)	(41,004,308)	(46,332,043)
Total Liabilities and Capital	$7,646,128	$2,795,951	$5,774,897	$100,880	$5,346,036	$16,256,067	$86,316,139	$124,236,098
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures		$1,396,776		$42,921				1,439,697
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,270,578)	$—	$(1,847,175)	$—	$(393,280)	$(592,531)	$(16,401,724)	(20,505,288)
Total Investment in Unconsolidated Joint Ventures (Net)								$(19,065,591)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through November 1, 2020	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of November 1, 2020	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$940,486	$68,726	$1,182,050	$65,486	$883,075	$2,648,277	11,676,769	$17,464,869
Laundry and Sundry Income	9,288	—	498	—	1,915	26,135	60,266	98,102
	949,774	68,726	1,182,548	65,486	884,990	2,674,412	11,737,035	17,562,971
Expenses
Administrative	15,451	3,044	23,860	11,769	10,281	43,466	136,437	244,308
Depreciation and Amortization	365,779	15,223	253,716	2,448	260,994	788,181	2,764,842	4,451,183
Management Fees	37,803	2,203	45,548	2,587	35,212	100,654	234,155	458,162
Operating	64,247	—	51,077	147	69,487	255,794	778,020	1,218,772
Renting	6,430	—	29,776	—	7,440	52,202	211,830	307,678
Repairs and Maintenance	94,415	3,180	79,254	—	71,112	388,818	1,094,213	1,730,992
Taxes and Insurance	192,490	45,784	120,056	12,701	108,214	346,997	1,716,234	2,542,476
	776,615	69,434	603,287	29,652	562,740	1,976,112	6,935,731	10,953,571
Income Before Other Income	173,159	(708)	579,261	35,834	322,250	698,300	4,801,304	6,609,400
Other Income (Loss)
Interest Expense	(236,053)	—	(278,456)	—	(178,402)	(574,239)	(3,804,746)	(5,071,896)
	(236,053)	—	(278,456)	—	(178,402)	(574,239)	(3,804,746)	(5,071,896)
Net Income (Loss)	$(62,894)	$(708)	$300,805	$35,834	$143,848	$124,061	$996,558	$1,537,504
Net Income (Loss)—NERA 50%	$(31,447)	$(354)	$150,403	$17,917	$71,924	$62,031		270,473
Net Income —NERA 40%							$398,625	398,625
								$669,098

Financial information for the three months ended September 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$120,398	$2,864	$334,431	$24,369	$301,865	$844,963	$3,446,320	$5,075,210
Laundry and Sundry Income	2,605	—	—	—	1,289	8,780	14,559	27,233
	123,003	2,864	334,431	24,369	303,154	853,743	3,460,879	5,102,443
Expenses
Administrative	3,971	844	7,531	713	3,631	13,991	43,664	74,345
Depreciation and Amortization	122,210	5,074	84,680	816	87,214	264,047	925,922	1,489,963
Management Fees	9,751	—	13,253	942	12,209	32,925	67,909	136,989
Operating	17,948	—	22,313	51	18,832	78,199	248,176	385,519
Renting	3,026	—	20,094	—	1,690	36,709	180,947	242,466
Repairs and Maintenance	27,206	134	35,879	—	32,161	154,828	582,965	833,173
Taxes and Insurance	63,090	15,328	40,342	4,021	36,038	114,523	577,282	850,624
	247,202	21,380	224,092	6,543	191,775	695,222	2,626,865	4,013,079
Income Before Other Income	(124,199)	(18,516)	110,339	17,826	111,379	158,521	834,014	1,089,364
Other Income (Loss)
Interest Expense	(63,961)	—	(92,048)	—	(59,900)	(191,453)	(1,267,960)	(1,675,322)
Interest Income	—	—	—	—	—	—	—	—
Gain on sale of real estate	—	—	—	—	—	—	—	—
	(63,961)	—	(92,048)	—	(59,900)	(191,453)	(1,267,960)	(1,675,322)
Net Income (Loss)	$(188,160)	$(18,516)	$18,291	$17,826	$51,479	$(32,932)	$(433,946)	$(585,958)
Net Income (Loss)—NERA 50%	$(94,080)	$(9,257)	$9,146	$8,913	$25,740	$(16,466)		(76,005)
Net Income (Loss)—NERA 40%							$(173,578)	(173,578)
								$(249,583)

Future annual mortgage maturities at September 30, 2020 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
9/30/2021	$—	$211,575	$—	$—	$—	$211,575
9/30/2022	—	219,910	—	—	—	219,910
9/30/2023	—	228,573	—	—	—	228,573
9/30/2024	—	237,577	—	16,900,000	—	17,137,577
9/30/2025	10,000,000	246,936	—	—	—	10,246,936
Thereafter	—	8,056,797	6,000,000	—	125,000,000	139,056,797
	10,000,000	9,201,368	6,000,000	16,900,000	125,000,000	167,101,368
Less: unamortized deferred financing costs	(68,945)	(51,602)	(89,678)	(62,868)	(495,443)	(768,536)
	$9,931,055	$9,149,766	$5,910,322	$16,837,132	$124,504,557	$166,332,832

At September 30, 2020 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.98% including the amortization expense of deferred financing costs.

Summary financial information at September 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,966,539	$2,593,771	$5,748,520	$86,850	$—	$5,413,076	$16,075,655	$84,722,545	$121,606,956
Cash & Cash Equivalents	342,346	44,020	156,545	24,496	10,775	120,874	172,829	1,449,013	2,320,898
Rent Receivable	243,635	28,041	5,426	—	—	2,202	13,651	48,495	341,450
Real Estate Tax Escrow	72,146	—	53,249	—	—	28,147	92,138	—	245,680
Prepaid Expenses & Other Assets	309,502	102,546	86,574	1,761	2,951	26,661	174,851	1,435,797	2,140,643
Total Assets	$7,934,168	$2,768,378	$6,050,314	$113,107	$13,726	$5,590,960	$16,529,124	$87,655,850	$126,655,627
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,917,266	$—	$9,346,663	$—	$—	$5,902,139	$16,821,081	$124,439,934	$166,427,083
Accounts Payable & Accrued Expense	85,115	1,964	103,905	7,976	4,411	57,338	181,510	818,027	1,260,246
Advance Rental Pmts& Security Deposits	286,274	—	293,858	1,310	101	141,128	443,274	2,519,816	3,685,761
Total Liabilities	10,288,655	1,964	9,744,426	9,286	4,512	6,100,605	17,445,865	127,777,777	171,373,090
Partners’ Capital	(2,354,487)	2,766,414	(3,694,112)	103,821	9,214	(509,645)	(916,741)	(40,121,927)	(44,717,463)
Total Liabilities and Capital	$7,934,168	$2,768,378	$6,050,314	$113,107	$13,726	$5,590,960	$16,529,124	$87,655,850	$126,655,627
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,383,207	$—	$51,910	$4,607	$—	$—	$—	1,439,724
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,177,243)	$—	$(1,847,056)	$—	$—	$(254,823)	$(458,371)	$(16,048,771)	(19,786,262)
Total Investment in Unconsolidated Joint Ventures (Net)									$(18,346,539)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	175	48	—	—	—	223
Units sold through November 1, 2019	—	—	—	175	48	—	—	—	223
Unsold units	—	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of November 1, 2019	—	—	—	—	—	—	—	—	—

Financial information for the nine months ended September 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,339,583	$161,712	$1,207,094	$72,558	$3,541	$850,523	$2,553,301	$12,164,375	$18,352,687
Laundry and Sundry Income	10,680	—	2,390	—	—	2,560	30,517	79,398	125,545
	1,350,263	161,712	1,209,484	72,558	3,541	853,083	2,583,818	12,243,773	18,478,232
Expenses
Administrative	22,968	21,162	17,366	5,834	5,576	7,283	51,020	152,119	283,328
Depreciation and Amortization	360,417	15,223	258,722	9,580	5,420	267,546	781,400	2,720,532	4,418,840
Management Fees	51,454	6,494	46,506	2,786	145	33,995	98,381	253,132	492,893
Operating	53,817	8	54,291	925	(8)	70,695	284,679	834,181	1,298,588
Renting	32,092	—	21,210	64	—	2,674	39,532	306,092	401,664
Repairs and Maintenance	101,995	3,180	86,964	28,399	10,266	104,727	495,863	1,088,349	1,919,743
Taxes and Insurance	184,210	46,176	111,239	18,402	5,206	98,389	313,906	1,543,795	2,321,323
	806,953	92,243	596,298	65,990	26,605	585,309	2,064,781	6,898,200	11,136,379
Income Before Other Income	543,310	69,469	613,186	6,568	(23,064)	267,774	519,037	5,345,573	7,341,853
Other Income (Loss)
Interest Expense	(360,122)	—	(283,531)	—	(6)	(176,056)	(575,093)	(3,802,783)	(5,197,591)
Gain on Sale of Real Estate	—	—	—	306,075	432,908	—	—	—	738,983
	(360,122)	—	(283,531)	306,075	432,902	(176,056)	(575,093)	(3,802,783)	(4,458,608)
Net Income (Loss)	$183,188	$69,469	$329,655	$312,643	$409,838	$91,718	$(56,056)	$1,542,790	$2,883,245
Net Income (Loss)—NERA 50%	$91,593	$34,734	$164,827	$156,321	$204,918	$45,859	$(28,028)		670,223
Net Income (Loss)—NERA 40%								$617,116	617,116
									$1,287,339

Financial information for the three months ended September 30, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$429,472	$60,471	$404,000	$25,497	$(88)	$294,454	$865,299	$4,103,409	$6,182,514
Laundry and Sundry Income	3,810	—	1,806	—	—	425	10,437	30,678	47,156
	433,282	60,471	405,806	25,497	(88)	294,879	875,736	4,134,087	6,229,670
Expenses
Administrative	7,713	11,488	7,324	1,432	1,291	1,533	16,108	56,202	103,091
Depreciation and Amortization	120,986	5,074	86,269	3,190	—	90,045	262,294	913,318	1,481,176
Management Fees	17,228	2,174	16,063	887	—	11,695	33,378	84,479	165,904
Operating	16,773	—	13,766	62	64	19,116	92,863	234,842	377,486
Renting	23,575	—	9,217	64	—	100	6,043	251,543	290,542
Repairs and Maintenance	37,324	—	44,687	—	—	22,406	178,777	524,406	807,600
Taxes and Insurance	60,904	15,316	35,630	3,957	—	33,620	106,568	508,026	764,021
	284,503	34,052	212,956	9,592	1,355	178,515	696,031	2,572,816	3,989,820
Income Before Other Income	148,779	26,419	192,850	15,905	(1,443)	116,364	179,705	1,561,271	2,239,850
Other Income (Loss)
Interest Expense	(117,103)	—	(94,449)	—	—	(59,451)	(194,554)	(1,265,048)	(1,730,605)
Interest Income	—	—	—	—	—	—	—	—	—
	(117,103)	—	(94,449)	—	—	(59,451)	(194,554)	(1,265,048)	(1,730,605)
Net Income (Loss)	$31,676	$26,419	$98,401	$15,905	$(1,443)	$56,913	$(14,849)	$296,222	$509,245
Net Income (Loss)—NERA 50%	$15,837	$13,209	$49,200	$7,952	$(723)	$28,456	$(7,426)		106,504
Net Income (Loss)—NERA 40%								$118,489	118,489
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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2020 was $33,000.

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

Management is currently working with the lender on a three year renewal of the line of credit. As of October 31, 2020, the Partership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension. See Note 5 for a description of the ongoing discussions with lender regarding renewal of the line of credit.

The current outbreak of the COVID-19 virus, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a worldwide health crisis, which is adversely affecting international, national and local economies and financial markets generally, and continues to have an unprecedented effect on the rental housing and commercial property markets. Given the continuous evolution of the COVID-19 pandemic and the global response to curb its spread, the Partnership is not able to estimate the resulting effects on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020 or beyond.

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

Past due rents receivable have increased and the Partnership is currently experiencing significantly higher vacancies for the upcoming rental season.

Both State and Federal governments have taken steps to protect tenants during the Covid 19 Pandemic. These steps include extending the time required for a landlord to evict tenants who are not current with their rents. Although the eviction process has been significantly complicated and lengthened from approximately 4 weeks to a new estimated minimum of 3 months, the Management company is moving forward with evictions in compliance with applicable law.

The pandemic has resulted in a significant reduction in the occupancy and rental rate for certain buildings located near Boston’s colleges and universities.

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

The current outbreak of the COVID- 19, a novel strain of coronavirus, has resulted in the World Health Organization declaring a global pandemic on March 11, 2020. On March 10, the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. The Governor’s order has since been subsequently modified, but is currently in place for the foreseeable future. Additionally, March saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities started the 2020/2021 academic year working remotely or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population and have resulted in significant vacancies in the Partnership’s apartment portfolio.

The government’s measures put into place to combat the spread of the virus have caused significant disruptions to life and business operations in Massachusetts, the country and the world. The length and severity of the current recession and the effects on the Partnership’s business are unknown at this time.

Rental collections for the third quarter for the Partnership’s wholly owned properties were approximately 95% of rents due. Residential tenants paid approximately 95% of their rent and commercial tenants paid approximately 93% of theirs. Historically, commercial rents represent 5% of the Partnership’s revenue. The rent collections for the Joint Ventures were approximately 90%. The third quarters’ collections are not necessarily an indicator of future cash receipts. As of September 30, 2020, gross rents receivable increased approximately $475,000 over the June 30, 2020 balances and $1,020,000 over the December 31,2019 balance.

Vacancy rates for the Partnership’s residential properties as of November 1, 2020 were 8.3% as compared with a vacancy rate of 3.4% as of November 1, 2019. The vacancy rate for the Joint Venture properties as of November 1, 2020 is 22.8%, as compared to 0.9% for the same period last year. The majority of the vacancies are at Dexter Park, which has 112 vacant units, or 27.4 % vacancy. With the uncertainties with the economy and the re-opening of Colleges and Universities in the fall, this year’s rental season started off slowly and has just recently started to improve. However, the inventory of unrented units is significantly higher than in past years. It is likely that the Partnership will have a high number of vacancies for the balance of 2020, and the first half of 2021. In order to rent as many of these units as possible, management has reduced rent significantly and is offering up to two months free rent.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Given the current economic environment, it is not possible to estimate the amount of lease turnover we will experience or the amount of increases to or decreases from the current rental rates we will realize with lease renewals or new leases. However, we are currently offering reduced rental rates and significant rent concessions at certain properties.

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

During the third quarter of 2020, rents increased on average of 2.3% for renewals and decreased on average of 3.1% for new leases. For the balance of 2020, due to the ongoing global coronavirus pandemic, management expects a significant softening of the local real estate market and is experiencing a decrease in rent and more rent concessions.

For the third quarter of 2020, including the purchase of Mill Street, consolidated revenue decreased by 0.1%, operating expenses increased by 8.5% and Income before Other Income (Expense) decreased by 22.7%. Excluding the Mill Street acquisition, same store revenue decreased by 6.2%, operating expenses decreased by 3.8% and Income before Other Income (Expense) decreased by 13.3%. For the same reporting period, vacancy was 8.3% vs 3.4%. Excluding Depreciation and Amortization, same store revenues (excluding Mill Street) decreased by 6.2%, operating expenses decreased by 4.6% and Net Operating Income decreased by 8.0%.

In 2019, the Joint Ventures of 1025 Hancock and Hamilton Bay sold out all remaining residential condominium units. 1025 Hancock sold 2 remaining units for a gain of approximately $306,000, and Hamilton Bay sold its 3 remaining units at a gain of approximately $433,000. The estimated profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $7,168,000.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. As of September 30, 2020, the credit line had an outstanding balance of $17,000,000. Management is currently working with the lender on a three year renewal of the line of credit. As of October 31, 2020, the Partnership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension. See Note 5 for a description of the ongoing discussions with lender regarding renewal of the line of credit.

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

From the start of the Stock Repurchase Program in 2007 through September 30, 2020, the Partnership has purchased 1,428,437 Depositary Receipts. During the nine months ended September 30, 2020, the Partnership purchased a total of 5,328 Depositary Receipts. The average price was $59.14 per receipt or $1,774.20 per unit. The total cost including commission was $315,216. The Partnership was required to repurchase 0.6 Class B Units and 0.03 General Partnership units at a cost of $775 and $41 respectively. In January 2019, the Partnership purchased 40,000 Depository Receipts from the former president of the management company. In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

At November 1, 2020, the Estate of Harold Brown and his brother Ronald Brown collectively own approximately 30.9% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2020, tenant renewals were approximately 72% with an average rental increase of approximately 3.0%, new leases accounted for approximately 28% with rental rate decreases of approximately 1.8%. During the nine months ended September 30, 2020, leasing commissions were approximately $372,000 compared to approximately $476,000 for the nine months ended September 30, 2019, a decrease of approximately $104,000 (21.8%) .Tenant concessions were approximately $25,000 for the nine months ended September 30, 2020, compared to approximately $52,000 for the nine months ended September 30, 2019, a decrease of approximately $27,000 (51.9%). Tenant improvements were approximately $1,320,000 for the nine months ended September 30, 2020, compared to approximately $1,850,000 for the nine months ended September 30, 2019, a decrease of approximately $530,000 (28.6%).

Hamilton accounted for approximately 2.2% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2020 and 4.4 % during the nine months ended September 30, 2019. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $84,000 (64.3%) and approximately $190,000 (60.9%) of the legal services paid for by the Partnership during the nine months ended September 30, 2020 and 2019 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2020, Hamilton provided the Partnership approximately $493,000 in construction and architectural services, compared to approximately $262,000 for the nine months ended September 30, 2019.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2020 and 2019, Hamilton charged the Partnership $97,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 and September 30, 2019

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $3,228,000 during the three months ended September 30, 2020, compared to approximately $4,177,000 for the three months ended September 30, 2019, a decrease of approximately $949,000 (22.7%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2020	November 1, 2019
Residential
Units	2,911	2,730
Vacancies	241	92
Vacancy rate	8.3%	3.4%
Commercial
Total square feet	108,043	108,043
Vacancy	6,852	392
Vacancy rate	6.3%	0.4%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2020		2019
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$15,047	$15,047	$15,039	$15,039
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$132	$132	$173	$173

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019:

	Three Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Revenues
Rental income	$15,046,646	$15,038,675	$7,971	0.1%
Laundry and sundry income	95,620	117,226	(21,606)	(18.4%)
	15,142,266	15,155,901	(13,635)	(0.1%)
Expenses
Administrative	511,812	622,459	(110,647)	(17.8%)
Depreciation and amortization	4,612,713	3,627,142	985,571	27.2%
Management fee	598,111	599,864	(1,753)	(0.3%)
Operating	1,228,750	1,111,613	117,137	10.5%
Renting	332,157	348,896	(16,739)	(4.8%)
Repairs and maintenance	2,524,050	2,654,769	(130,719)	(4.9%)
Taxes and insurance	2,107,037	2,014,141	92,896	4.6%
	11,914,630	10,978,884	935,746	8.5%
Income Before Other Income (Expense)	3,227,636	4,177,017	(949,381)	(22.7%)
Other Income (Expense)
Interest income	11	66	(55)	(83.3%)
Interest expense	(3,417,348)	(3,011,347)	(406,001)	13.5%
Income (Loss) from investments in unconsolidated joint ventures	(249,583)	224,993	(474,576)	(210.9%)
Other expense	—	(6,750)	6,750	—
	(3,666,920)	(2,793,038)	(873,882)	31.3%
Net (Loss)Income	$(439,284)	$1,383,979	$(1,823,263)	(131.7%)

Rental income for the three months ended September 30, 2020 was approximately $15,047,000, compared to approximately $15,039,000 for the three months ended September 30, 2019, an increase of approximately $8,000 (0.1%). The factors that can be attributed to this increase are as follows: the acquisition of Mill Street resulted in an increase in rental income of approximately $944,000. Although rental income has increased at a number of properties, due to the effect of the Pandemic, a number of properties incurred a decrease in their rental income. The Partnership properties with the largest increases in rental income include Redwood Hill, Westside Colonial, and Hamilton Battlegreen with increases of $38,000, $33,000, and $25,000 respectively. These are offset by certain properties with the largest decreases in rental income, which include 62 Boylston, 1144 Commonwealth, and Hamilton Linewt, with decreases of approximately $416,000, $75,000, and $53,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2020 were approximately $11,915,000 compared to approximately $10,979,000 for the three months ended September 30, 2019, an increase of approximately $936,000 (8.5%). Excluding the increase in expenses at Mill Street of approximately $1,347,000, Operating expenses decreased approximately $412,000 (3.8%). The factors contributing to the decrease are a decrease in repairs and maintenance expenses of approximately $221,000 (8.3%), a decrease in administrative expenses of approximately $ 117,000, (18.9%), and a decrease in depreciation and amortization of approximately $72,000, (2.0%), partially offset by an increase in operating costs of approximately $65,000 (5.9%),

Interest expense for the three months ended September 30, 2020 was approximately $3,417,000 compared to approximately $3,011,000 for the three months ended September 30, 2019, an increase of approximately $406,000 (13.5%). Excluding the increase in interest expense attributable to Mill Street of approximately $281,000, there was an increase in interest expense of approximately $125,000, primarily due to an increase in interest expense on the line of credit of approximately $158,000.

At September 30, 2020, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $250,000 for the three months ended September 30, 2020, compared to net income of approximately $225,000 for the three months ended September 30, 2019, a decrease in income of approximately $475,000 (210.9%). This decrease is primarily due to the reduction in rental revenue from approximately $ 2,681,000 to $2,193,000, a decrease of approximately $488,000 (18.2%) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Included in the income for the three months ended September 30, 2020 is depreciation and amortization expense of approximately $652,000.

As a result of the changes discussed above, the net loss for the three months ended September 30, 2020 was approximately $439,000 compared to income of approximately $1,384,000 for the three months ended September 30, 2019, a decrease in income of approximately $1,823,000 (131.7%).

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $12,017,000 during the nine months ended September 30, 2020, compared to approximately $12,708,000 for the nine months ended September 30, 2019, a decrease of approximately $691,000 (5.4%).

	Nine Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Revenues
Rental income	$46,946,889	$44,693,574	$2,253,315	5.0%
Laundry and sundry income	330,066	335,875	(5,809)	(1.7%)
	47,276,955	45,029,449	2,247,506	5.0%
Expenses
Administrative	1,608,664	1,861,397	(252,733)	(13.6%)
Depreciation and amortization	13,779,797	10,900,060	2,879,737	26.4%
Management fee	1,862,645	1,787,670	74,975	4.2%
Operating	4,188,934	4,121,444	67,490	1.6%
Renting	657,636	773,470	(115,834)	(15.0%)
Repairs and maintenance	6,659,443	6,886,313	(226,870)	(3.3%)
Taxes and insurance	6,503,299	5,991,245	512,054	8.5%
	35,260,418	32,321,599	2,938,819	9.1%
Income Before Other Income ( Expense)	12,016,537	12,707,850	(691,313)	(5.4%)
Other Income (Expense)
Interest income	171	335	(164)	(49.0%)
Interest (expense)	(10,291,255)	(9,145,075)	(1,146,180)	12.5%
Income from investments in unconsolidated joint ventures	669,098	1,287,339	(618,241)	(48.0%)
Other expense	—	(201,710)	201,710	—
	(9,621,986)	(8,059,111)	(1,562,875)	19.4%
Net Income	$2,394,551	$4,648,739	$(2,254,188)	(48.5%)

Rental income for the nine months ended September 30, 2020 was approximately $46,947,000, compared to approximately $44,694,000 for the nine months ended September 30, 2019, an increase of approximately $2,253,000 (5.0%). The major factor that can be attributed to this increase is the acquisition of Mill Street, which resulted in an increase in rental income of approximately $2,920,000. Although rental income has increased at other properties, due to the effect of the Pandemic there have been a number of properties incurring a decrease in their rental income. The Partnership Properties with the largest increases in rental income include Westside Colonial, Redwood Hill, and Hamilton Oak, with increases of approximately $122,000, $115,000, and $113,000, respectively. These are offset by certain properties with the largest decreases in rental income which include 62 Boylston, Hamilton Linewt, and 1131 Commonwealth, with decreases of approximately $327,000, $136,000, and $42,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2020 were approximately $35,260,000 compared to approximately $32,321,000 for the nine months ended September 30, 2019, an increase of approximately $2,939,000 (9.1%). Excluding the increase in operating expenses attributable to the acquisition of Mill Street of approximately $4,040,000, operating expenses decreased approximately $1,101,000 (3.4%). The factors contributing to this net decrease are a decrease in repairs and maintenance expenses of approximately $439,000 (6.4%), a decrease in depreciation and amortization of approximately $ 291,000 (2.7%) due to fully depreciated assets, and a decrease in administrative expenses of approximately $289,000 (15.6%), partially offset by an increase in taxes and insurance of approximately $248,000 (4.1%).

Interest expense for the nine months ended September 30, 2020 was approximately $10,291,000 compared to approximately $9,145,000 for the nine months ended September 30, 2019, an increase of approximately $1,146,000 (12.5%). Excluding the increase in interest expense attributable to Mill Street of approximately $844,000, there was an increase in interest expense of approximately $302,000, primarily due to an increase in interest expense on the line of credit of approximately $553,000, partially offset by a decrease in interest expense for Captain Parker of approximately $144,000, and Hamilton Highland of approximately $104,000.

At September 30, 2020, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $669,000 for the nine months ended September 30, 2020, compared to net income of approximately $1,287,000 for the nine months ended September 30, 2019, a decrease in income of approximately $618,000 (48.0%). This decrease is primarily due to the reduction in the gain realized from the sales of condominium units of approximately $739,000 with the Partnership’s share amounting to 50%, on the sale of 3 units at Hamilton Bay Apartments LLC, and the sale of 2 units at Hamilton 1025 Apartments LLC for the nine months ended September 30, 2019, compared to no units sold for the nine months ended September 30, 2020. Included in the income for the nine months ended September 30, 2020 is depreciation and amortization expense of approximately $1,949,000. The proportional income for the nine months ended September 30, 2020 from the investment in Dexter Park is approximately $399,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2020 was approximately $2,394,000 compared to income of approximately $4,649,000 for the nine months ended September 30, 2019, a decrease in net income of approximately $2,254,000 (48.5%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2020 was the collection of rents and the proceeds from the refinancing of Brookside Apartments. The Partnership’s principal source of cash in 2019 was the collection of rents. The majority of cash and cash equivalents of $16,847,883 at September 30, 2020 and $7,546,618 at December 31, 2019 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $9,301,559 for the nine months ended September 30, 2020 is summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Cash provided by operating activities	$13,304,765	$15,739,465
Cash (used in) investing activities	(1,079,130)	(300,079)
Cash provided by (used in) financing activities	976,849	(3,147,398)
Repurchase of Depositary Receipts, Class B and General Partner Units	(394,031)	(3,680,570)
Distributions paid	(3,506,894)	(3,525,701)
Net increase in cash and cash equivalents	$9,301,559	$5,085,717

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures, and other factors. The decrease in cash provided by investing activities is primarily due to improvements to rental properties. The change in cash used in financing activities is primarily due to the refinancing of the mortgage at Brookside Apartments, partially offset by the paydown of mortgages, and the pay down of the line of credit originally used for the purchase of Mill Street.

During 2020, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,370,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Captain Parker, Hamilton Oaks, Hamilton Green, Redwood Hills, and 1144 Commonwealth at a cost of approximately $489,000, $307,000, $287,000, $197,000, 152,000 and 134,000 respectively.

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

During the nine months ended September 30, 2020 the Partnership received distributions of approximately $1,195,000 from the investment properties. For the nine months ended, September 30, 2019, the Partnership received distributions of approximately $3,268,000 from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $700,000 and $1,648,000 for the nine months ended September 30, 2020 and 2019, respectively.

In January 2020, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2020. In June 2020, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on June 30, 2020. In September 2020, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on September 30, 2020.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership is currently in negotiations to extend the line of credit. Management is currently working with the lender on a three year renewal of the line of credit. As of October 31, 2020, the Partnership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension. See Note 5 for a description of the ongoing discussions with lender regarding renewal of the line of credit.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down the line by $1,000,000. As of September 30, 2020, the line of credit had an outstanding balance of $17,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2020 the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2020, our proportionate share of the non-recourse debt related to these investments was approximately $71,051,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2020, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2021	2022	2023	2024	2025	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt *	$2,443,116	$2,569,186	$102,650,433	$10,935,461	$3,259,573	$163,475,260	$285,333,029

Other obligations	17,000,000	—	—	—	—	—	17,000,000
Total Contractual Obligations	$19,443,116	$2,569,186	$102,650,433	$10,935,461	$3,259,573	$163,475,260	$302,333,029

*Excluding unamortized deferred financing costs

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

As of September 30, 2020, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $452,434,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $27,000,000 (without taking out unamortized deferred financing costs) as of September 30, 2020. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $220,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2020 would be approximately $19 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting as a result of a majority or our office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been material changes to the risk factors disclosed in Part 1, Item 1A, of our annual report on Form 10K for the fiscal year ended December 31, 2019. The additional risk factor is as follows:

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

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, which could adversely affect our operations and those of our tenants;

●	reduced economic activity impacting the businesses, financial condition and liquidity of our tenants has caused, and is expected to continue to cause, one or more of our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;

●	the impact of new or continued complete or partial shutdowns of the operations of one or more of our commercial tenants’ businesses, including retail tenants, and parking operators, temporary or long-term disruptions in our commercial tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our commercial tenants’ operations, could force these tenants to reduce, delay or eliminate offerings of their products and services, which could result in less revenue, income and cash flow, and possibly their bankruptcy or insolvency, which in turn could:

o	reduce our cash flows,
o	adversely impact our ability to finance, refinance or sell a property,
o	adversely impact our ability to continue paying dividends to our stockholders at current levels, or at all, and
o	result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed tenant;

●	the duration and scope of the mandatory business closures and “stay-at-home” orders have had, and are expected to continue to have, a severe negative impact on our commercial retail tenants that depend on in-person interactions with their customers to generate revenues and have resulted, and are expected to continue to result, in most retail tenants being unable to make timely rental payments in full or at all;

●	the extent to which COVID-19 decreases customers’ willingness to frequent, or prevents customers from frequenting, our tenants’ businesses in the future, may result in our retail tenants’ continued inability to make timely rental payments to us under their leases;

●	some of our residential and commercial tenants have approached us seeking either rent concessions, deferrals or abatements, and the extent to which we grant these requests or instead seek to enforce our legal remedies could have a material adverse effect on our results of operations, liquidity and cash flows;

●	the degree to which our commercial tenants’ businesses have been and continue to be negatively impacted may require us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;

●	if new or existing actions or measures implemented to prevent the spread of COVID-19 continue to result in increasing unemployment, it may negatively affect the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent, in full or at all, in a timely manner;

●	the impact of COVID-19 could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures, and any such impairment could have a material adverse effect on our results of operations in the periods in which the charge is taken;

o	we may be unable to restructure or amend leases with certain of our tenants on terms favorable to us or at all;

●	the impact and validity of interpretations of lease provisions and related claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any court rulings or decisions interpreting these provisions, could have a material adverse effect on our results of operations and liquidity;

●	restrictions intended to prevent the spread of COVID-19 have limited, and are expected to continue to limit, our leasing activities, such as property tours, and may have a material adverse effect on our ability to renew leases, lease vacant space or re-lease available space as leases expire in our properties on favorable terms, or at all;

●	COVID -19 has caused a material decline in general business activity and demand for real estate transactions, and if this persists, it would adversely affect our ability or desire to make strategic acquisitions or dispositions;

●	the impact of recent and future efforts by state, local, federal and industry groups to enact laws and regulations have restricted, and may further restrict, the ability of landlords, such as us, to collect rent, enforce remedies for the failure to pay rent, or otherwise enforce the terms of the lease agreements, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions;

●	we may be unable to access debt and equity capital on attractive terms, or at all, and a further disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our tenants’ and our access to capital and other sources of funding necessary to fund our respective operations or address maturing liabilities on a timely basis;

●	the financial effects of the COVID-19 pandemic on our future financial results, cash flows and financial condition could adversely impact our compliance with the financial covenants of our credit facility and other debt agreements and could result in an event of default and the acceleration of indebtedness, which could negatively impact our financial condition, results of operations and our ability to make additional borrowings and pay dividends;

●	increased vulnerability to cyber-security threats and potential breaches, including phishing attacks, malware and impersonation tactics, resulting from the increase in numbers of individuals working from home;

●	the potential that business interruption, loss of rental income and/or other associated expenses related to our operations will not be covered in whole or in part by our insurance policies, which may increase unreimbursed liabilities;

●	if the health of our employees, particularly our key personnel and property management teams, are negatively impacted, we may be unable to ensure business continuity and be exposed to lawsuits from tenants;

●	if we choose not to pay dividends, our holders of depositary receipts may have to pay income taxes on the Partnership’s income without receiving a corresponding amount of cash;

●	uncertainly as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages; and

●	limited access to our facilities, management, tenants, support staff and professional advisors could decrease the effectiveness of our disclosure controls and procedures, internal controls over financial reporting and other risk mitigation strategies, increase our susceptibility to security breaches, hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would have.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the third quarter of 2020:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

July 1-31, 2020	$—	—	571,561
August 1-31, 2020	$—	—	571,561
September 1-30, 2020	$—	—	571,561
Total		—

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2020, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2020, the Partnership purchased a total of 5,328 Depositary Receipts. The average price was $59.14 per receipt or $1,774.20 per unit. The total cost including commission was $315,216. The Partnership was required to repurchase 42.18 Class B Units and 2.22 General Partnership units at a cost of $74,839 and $3,939 respectively. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: November 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 6, 2020
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	November 6, 2020
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 6, 2020
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 6, 2020
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	November 6, 2020
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	November 6, 2020
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	November 6, 2020
Sally Michael

/s/ ROBERT SOMMA	Director of the General Partner	November 6, 2020
Robert Somma