Form 10-K
period 2020-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2021-03-12
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the regisitered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2020, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $107,198,436 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A	NEN	NYSE MKT Exchange

As of March 2, 2021, there were 97,405 of the registrant’s Class A units (2,922,151 Depositary Receipts) of limited partnership issued and outstanding and 23,134 Class B units issued and outstanding.

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

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in seven limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 47.6% and 59%, and five other current and past employees of Hamilton own collectively between 0% and 2.4%, respectively of Joint Ventures . The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 14 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner, of New England Realty Associates Limited Partnership passed away. As a result, Brown family related entities currently hold voting control over the NewReal shares.

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

As of December 31, 2020, the Partnership was managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by Brown family related entities and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned and employed by the Brown family related entities and Ronald Brown. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 49 individuals at the Properties and 17 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2021, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2021, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

Additionally, as of February 1, 2021, the Partnership owned a 40-50% interest in 7 residential and mixed use complexes, the Investment Properties, with a total of 688 residential units, one commercial unit, and a 50 car parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

The Apartment Complexes, Investment Properties, Condominium Units and Commercial Properties are referred to collectively as the “Properties.”

The Brown family entities, and, in certain cases, Ronald Brown, and officers and employees of the Hamilton Company own or have owned interests in certain of the Properties, Subsidiary Partnerships and Joint Ventures. See “Item 13. Certain Relationships, Related Transactions and Director Independence.”

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

The Second Amended and Restated Contract of Limited Partnership of the Partnership (the “Partnership Agreement”) authorizes the General Partner to acquire real estate and real estate related investments from or in participation with either or both of the Brown family related entities and Ronald Brown, or their affiliates, upon the satisfaction of certain terms and conditions, including the approval of the Partnership’s Advisory Committee and limitations on the price paid by the Partnership for such investments. The Partnership Agreement also permits the Partnership’s limited partners and the General Partner to make loans to the Partnership, subject to certain limitations on the rate of interest that may be charged to the Partnership. Except for the foregoing, the Partnership does not have any policies prohibiting any limited partner, General Partner or any other person from having any direct or indirect pecuniary interest in any investment to be acquired or disposed of by the Partnership or in any transaction to which the Partnership is a party or has an interest in or from engaging, for their own account, in business activities of the types conducted or to be conducted by the Partnership. The General Partner is not limited in the number or amount of mortgages which may be placed on any Property, nor is there a policy limiting the percentage of Partnership assets which may be invested in any specific Property.

The ongoing coronavirus ("COVID-19") pandemic and measures intended to prevent its spread present material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. Certain states and cities, including all of the jurisdictions in which our properties are located, have taken measures to prevent or slow the spread of COVID-19, including by instituting quarantines, restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.  As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate.  We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramification of the disease, and the societal and governmental responses in the communities in which we operate. In addition, we have adapted our operations to protect our employees, including by implementing a work from home policy.  As a result, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.  The COVID-19 pandemic could negatively impact our business in a number of ways, including:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;
●	deterioration in the financial condition or liquidity of our tenants, customers or other counterparties, which could result in their inability to pay rents or failure to meet their contractual obligations to us;
●	the potential negative impact on our ability to complete planned acquisitions or dispositions of assets on expected terms or timelines, or at all;
●	reduced demand for space at our office properties and units at our multifamily residential properties, which could have a negative impact on our prospects for leasing current or additional space and/or renewing leases with existing tenants;
●	difficulty accessing debt and equity capital on attractive terms, or at all, which could result in reduced availability and increased cost of capital necessary to fund business operations, finance our development pipeline or address maturing liabilities on a timely basis;
●	costs associated with construction delays and cost overruns at our development and redevelopment projects;
●	unanticipated costs and operating expenses associated with remote work arrangements, sanitation measures performed at each of our properties, and other measures to protect the welfare of our employees and tenants; and
●	the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption.

●	the Partnership rents a significant number of their apartment units to students. A reduction in revenue would occur if Colleges and Universities in the City of Boston and the surrounding communities decide to continue the practice of starting the 2021-2022 academic year working remotely or using a hybrid model of remote and limited in class learning. These educational models would cause a large decrease in the student population and could result in significant vacancies in the Partnership’s apartment portfolio.
●	of the units rented to students, a sufficient number are rented to students from countries outside of the United States. If a Federal or local Government agency prohibits students from other countries to study at local universities, due to the citizens of their respective nations not having had a sufficient percentage of their populations receive vaccinations, it could result in significant vacancies, increased rent concessions, and decreased revenues to the Partnership.

The extent to which the COVID-19 pandemic may adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the roll-out of COVID-19 vaccines and their effectiveness in curbing the spread of the virus, the nature and duration of other measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate. Among other things COVID-19 and government and our responses to the virus could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; and (3) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19 or the measures the government and we take in response thereto on our financial position, results of operations and cash flows.

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (the “FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt, our unconsolidated joint ventures’ variable rate debt and the swap rate for our unconsolidated joint ventures’ interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

Certain risks arise in connection with transitioning contracts to an alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.

Unit Distributions

In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2021. In 2020 the Partnership paid a total distribution of an aggregate $ 38.40 per Unit ($1.28 per Receipt) for a total payment of $4,675,754 in 2020. In 2019 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,696,893.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years, from March 31,2020, until March 31,2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2020, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $ 1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership. Given the economic uncertainty caused by the coronavirus pandemic, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

Property Transactions

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

During 2020, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,240,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, 1144 Commonwealth, Hamilton Oaks, Captain Parker, Hamilton Green, and Redwood Hills a cost of $697,000, $343,000, $331,000, $307,000, $257,000, and $250,000 respectively. The Partnership plans to invest approximately $4,200,000 in capital improvements in 2021.

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

Management is currently working with the lender on a three year renewal of the line of credit. As of December 31, 2020, the Partnership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension. Management continues to discuss with the lender the renewal of the line of credit for an additional three years.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down an additional $1,000,000. As of December 31, 2020, the line of credit had an outstanding balance of $17,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $12,000 for the twelve months ended December 31, 2020.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2020.

Advisory Committee

As of December 31, 2020, the Advisory Committee members were limited partners Gregory Dube, Robert Nahigian, and David Ross. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

We are subject to risks inherent in the ownership of real estate. We own and manage multifamily apartment complexes and commercial properties that are subject to varying degrees of risk generally incident to the ownership of real estate. Our financial condition, the value of our properties and our ability to make distributions to our shareholders will be dependent upon our ability to operate our properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are discussed in more detail below:

●	changes in the economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;
●	a lessening of demand for the multifamily and commercial units that we own;
●	competition from other available multifamily residential and commercial units and changes in market rental rates;
●	development by competitors of competing multi-family communities;
●	increases in property and liability insurance costs;
●	changes in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, pest control, staffing, snow removal and other general costs);
●	changes in laws and regulations affecting properties (including tax, environmental, zoning and building codes, and housing laws and regulations);
●	weather and other conditions that might adversely affect operating expenses;
●	expenditures that cannot be anticipated, such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or mileage rate increases;
●	our inability to control operating expenses or achieve increases in revenues;
●	the results of litigation filed or to be filed against us;
●	risks related to our joint ventures;
●	risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;
●	catastrophic property damage losses that are not covered by our insurance;
●	risks associated with property acquisitions such as environmental liabilities, among others;
●	changes in market conditions that may limit or prevent us from acquiring or selling properties;

●	the perception of tenants and prospective tenants as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and
●	the Partnership does not carry directors and officers insurance.

We are dependent on rental income from our multifamily apartment complexes and commercial properties. If we are unable to attract and retain tenants or if our tenants are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders will be adversely affected.

The ongoing coronavirus ("COVID-19") pandemic and measures intended to prevent its spread present material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition. The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. Certain states and cities, including all of the jurisdictions in which our properties are located, have taken measures to prevent or slow the spread of COVID-19, including by instituting quarantines, restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.  As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate.  We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramification of the disease, and the societal and governmental responses in the communities in which we operate. In addition, we have adapted our operations to protect our employees, including by implementing a work from home policy.  As a result, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.  The COVID-19 pandemic could negatively impact our business in a number of ways, including:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;
●	deterioration in the financial condition or liquidity of our tenants, customers or other counterparties, which could result in their inability to pay rents or failure to meet their contractual obligations to us;
●	the potential negative impact on our ability to complete planned acquisitions or dispositions of assets on expected terms or timelines, or at all;
●	reduced demand for space at our office properties and units at our multifamily residential properties, which could have a negative impact on our prospects for leasing current or additional space and/or renewing leases with existing tenants;
●	difficulty accessing debt and equity capital on attractive terms, or at all, which could result in reduced availability and increased cost of capital necessary to fund business operations, finance our development pipeline or address maturing liabilities on a timely basis;
●	costs associated with construction delays and cost overruns at our development and redevelopment projects;
●	unanticipated costs and operating expenses associated with remote work arrangements, sanitation measures performed at each of our properties, and other measures to protect the welfare of our employees and tenants; and
●	the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption.
●	the Partnership rents a significant number of their apartment units to students. A reduction in revenue would occur if Colleges and Universities in the City of Boston and the surrounding communities decide to continue the practice of starting the 2021-2022 academic year working remotely or using a hybrid model of remote and limited in class learning. These educational models would cause a large decrease in the student population and could result in significant vacancies in the Partnership’s apartment portfolio.

●	of the units rented to students, a sufficient number are rented to students from countries outside of the United States. If a Federal or local Government agency prohibits students from other countries to study at local universities, due to the citizens of their respective nations not having had a sufficient percentage of their populations receive vaccinations, it could result in significant vacancies, increased rent concessions, and decreased revenues to the Partnership.

The extent to which the COVID-19 pandemic may adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the roll-out of COVID-19 vaccines and their effectiveness in curbing the spread of the virus, the nature and duration of other measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate. Among other things COVID-19 and government and our responses to the virus could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; and (3) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19 or the measures the government and we take in response thereto on our financial position, results of operations and cash flows.

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

We may be adversely affected by the potential discontinuation of LIBOR. In July 2017, the Financial Conduct Authority (the “FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt, our unconsolidated joint ventures’ variable rate debt and the swap rate for our unconsolidated joint ventures’ interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

Certain risks arise in connection with transitioning contracts to an alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.

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

We are subject to risks associated with development, acquisition and expansion of multifamily apartment complexes and commercial properties. Development projects and acquisitions and expansions of apartment complexes are subject to a number of risks, including:

●	availability of acceptable financing;
●	competition with other entities for investment opportunities;
●	failure by our properties to achieve anticipated operating results;
●	construction costs of a property exceeding original estimates;
●	delays in construction; and
●	expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.

We are subject to control by our directors and officers. The directors and executive officers of the General Partner and members of their families and related entities owned approximately 31% of our depositary receipts as of December 31, 2020. Additionally, management decisions rest with our General Partner without limited partner approval.

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

Changes in market conditions could adversely affect the market price of our Depositary Receipts. As with other publicly traded equity securities, the value of our depositary receipts depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our depositary receipts are the following:

●	the extent of investor interest in us;
●	the general reputation of real estate companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate companies;
●	our financial performance; and
●	general stock and bond market conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership and its Subsidiary Partnerships own the Apartment Complexes, the Condominium Units, the Commercial Properties and a 40-50% interest in seven Investment Properties. See also “Item 13. Certain Relationships and Related Transactions and Director Independence” for information concerning affiliated transactions.

Apartment Complexes

The table below lists the location of the 2,892 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2021, the principal amount outstanding under any mortgages as of December 31, 2020, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2020 (1)	Mortgage
Boylston Downtown L.P.	269 units					91	$36,718,253	2028
62 Boylston Street	0 three bedroom				N/A		3.97%
Boston, MA	0 two bedroom				N/A
	53 one bedroom		$2,175	–	3,075
	216 studios		$1,950	–	2,975
Brookside Associates, LLC	44 units					1	$6,175,000	2035
5–7–10–12 Totman Road	0 three bedroom				N/A		3.53%
Woburn, MA	34 two bedroom		$1,675	–	1,875
	10 one bedroom		$1,575	–	1,700
	0 studios				N/A
Clovelly Apartments L.P.	103 units					1	$4,160,000	2023
160–170 Concord Street	0 three bedroom				N/A		5.62%
Nashua, NH	53 two bedroom		$1,400	–	1,550
	50 one bedroom		$1,275	–	1,325
	0 studios				N/A
Commonwealth 1137 L.P.	35 units					—	$3,750,000	2023
1131–1137 Commonwealth Ave.	29 three bedroom		$2,700	–	3,375		5.65%
Allston, MA	4 two bedroom		$2,500	–	2,695
	1 one bedroom		$1,225	–	1,225
	1 studio		$1,600	–	1,600
Commonwealth 1144 L.P.	261 units					10	$14,780,000	2023
1144–1160 Commonwealth Ave.	0 three bedroom				N/A		5.61%
Allston, MA	11 two bedroom		$1,650	–	2,000
	109 one bedroom		$1,800	–	2,150
	141 studios		$1,350	–	1,750
Nera Dean Street Associates, LLC	69 units					2	$5,687,000	2024
38–48 Dean Street	0 three bedroom				N/A		4.22%
Norwood, MA	66 two bedroom		$1,575	–	1,850
	3 one bedroom		$1,575	–	1,595
	0 studios				N/A
Executive Apartments L.P.	72 units					2	$2,415,000	2023
545–561 Worcester Road	1 three bedroom		$2,075	–	2,075		5.59%
Framingham, MA	47 two bedroom		$1,575	–	1,800
	23 one bedroom		$1,525	–	1,575
	1 studio		$1,400	–	1,400
Hamilton Battle Green LLC	48 units					—	$4,139,001	2026
34–42 Worthen Road	0 three bedroom				N/A		4.95%
Lexington, MA	24 two bedroom		$2,300	–	2,725
	24 one bedroom		$1,750	–	2,250
	0 studios				N/A
Hamilton Green Apartments LLC	193 units					7	$34,525,332	2028
311–319 Lowell Street	10 three bedroom		$2,565	–	3,800		4.67%
Andover, MA	168 two bedroom		$1,750	–	2,925
	15 one bedroom		$1,700	–	2,000
	0 studios	$			N/A
Hamilton Highlands	79 units					8	$20,293,723	2026
755-757 Highland Avenue	1 three bedroom		$2,850	–	2,850		3.76%
Needham,Ma.	75 two bedroom		$1,767	–	3,056
	2 one bedroom		$1,975	–	2,100
	1 studio		$1,750	–	1,750
Hamilton Oaks Associates, LLC	268 units					6	$11,925,000	2023
30–50 Oak Street Extension	0 three bedroom				N/A		5.59%
40–60 Reservoir Street	96 two bedroom		$1,150	–	1,825
Brockton, MA	159 one bedroom		$1,012	–	1,725
	13 studios		$990	–	1,315
Highland Street Apartments L.P.	36 units					—	$1,050,000	2023
38–40 Highland Street	0 three bedroom				N/A		5.59%
Lowell, MA	24 two bedroom		$1,200	–	1,450
	10 one bedroom		$1,100	–	1,325
	2 studios		$1,150	–	1,150

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2020 (1)	Mortgage
Linhart L.P.	9 units					3	$
4–34 Lincoln Street	0 three bedroom				N/A		—%
Newton, MA	0 two bedroom				N/A
	5 one bedroom		$1,325	–	1,750
	4 studios		$1,400	–	1,400
Mill Street Development (2)							$—%
57 Mill Street
Woburn,MA.

Mill Street Gardens, LLC	181 units					6	$31,000,000	2035
57 Mill Street	0 three bedroom				N/A		3.59%
Woburn,MA.	116 two bedroom		$1,750		2,125
	62 one bedroom		$1,550	–	1,975
	3 studios		$1,350	–	1,530
North Beacon 140 L.P.	65 units					3	$6,937,000	2023
140–154 North Beacon Street	10 three bedroom		$2,950	–	3,275		5.59%
Brighton, MA	54 two bedroom		$2,600	–	2,800
	1 one bedroom		$1,875	–	1,875
	0 studios				N/A
Olde English Apartments L.P.	84 units					3	$3,080,000	2023
703–718 Chelmsford Street	0 three bedroom				N/A		5.63%
Lowell, MA	47 two bedroom		$1,375	–	1,575
	30 one bedroom		$1,165	–	1,575
	7 studios		$1,200	–	1,300
Redwood Hills L.P.	180 units					4	$6,743,000	2023
376-382 Sunderland road	0 three bedroom				N/A		5.59%
Worcester, MA	89 two bedroom		$1,345	–	1,610
	91 one bedroom		$1,100	–	1,345
	0 studios				N/A
Residences at Captain Parkers LLC	94 units					8	$20,750,000	2029
125 Worthen Road and Ryder Lane	8 three bedroom		$2,900	–	3,450		4.05%
Lexington, MA	48 two bedroom		$2,275	–	2,875
	38 one bedroom		$1,850	–	2,600
	0 studios				N/A
River Drive L.P.	72 units					2	$3,465,000	2023
3–17 River Drive	0 three bedroom				N/A		5.62%
Danvers, MA	60 two bedroom		$1,575	–	1,850
	5 one bedroom		$1,250	–	1,650
	7 studios		$1,325	–	1,550
School Street 9, LLC	184 units					7	$13,662,721	2023
9 School Street	0 three bedroom				N/A		3.76%
Framingham, MA	96 two bedroom		$1,270	–	1,950
	88 one bedroom		$1,260	–	1,575
	0 studios				N/A
WCB Associates, LLC	180 units					3	$7,000,000	2023
10–70 Westland Street	0 three bedroom	$			N/A		5.66%
985–997 Pleasant Street	96 two bedroom		$1,200	–	1,700
Brockton, MA	84 one bedroom		$1,065	–	1,655
	0 studios				N/A
Westgate Apartments, LLC	220 units					2	$15,700,000	2023
2–20 Westgate Drive	0 three bedroom				N/A		4.65%
Woburn, MA	110 two bedroom		$1,650	–	2,100
	110 one bedroom		$1,175	–	1,900
	0 studios				N/A
Westgate Apartments Burlington, LLC	20 units					—	$2,500,000	2024
105–107 Westgate Drive	0 three bedroom				N/A		4.31%
Burlington, MA	12 two bedroom		$2,200	–	2,450
	8 one bedroom		$1,900	–	1,950
	0 studios				N/A
Woodland Park Partners, LLC	126 units					8	$22,250,000	2027
264-290 Grove Street	0 three bedroom				N/A		3.79%
Newton, MA	80 two bedroom		$1,784	–	2,250
	30 one bedroom		$1,700	–	2,050
	16 studios		$1,400	–	1,650

(1)	The mortgage balance is stated before unamortized deferred financing costs.
(2)	Mill Street Development, LLC, partially held for development, consisting of 4 homes, one used as an office for the apartment complex.

Current free rent concessions would result in an average reduction in unit rents of less than $12.14 per month per unit. Free rent expense amortized in 2020 was approximately $421,000 compared to approximately $231,000 in 2019.

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

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2021.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2020	Mortgage
Riverside Apartments	19 units				4	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$1,700	–	2,200
	5 one bedroom	$1,850	–	1,975
	2 studios	$1,475	–	1,750

Commercial Properties

BOYLSTON DOWNTOWN LP. In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2021, the commercial space was fully occupied, and the average rent per square foot was $27.18. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC. The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2021, the commercial space was fully occupied, and the average rent per square foot was $14.54. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $48,000 per year through November 2025. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP. In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 21,548 square feet of rentable commercial space. As of February 1, 2021, 5,144 square feet of space is vacant, with 76% of the property occupied at an average rent of $33.73 per square foot.

NORTH BEACON 140 LP. In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2021, and the average rent per square foot as of that date was $38.92. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

STAPLES PLAZA. In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 38,695 square feet of rentable commercial space. On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,684. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing in April, 2021, monthly payments of principal and interest in the amount of $32,427 will be made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%. The proceeds of the new loan were used to pay off the existing loan. The closing costs were approximately $69,000. As of February 1, 2021 Staples Plaza was fully occupied, and the average net rent per square foot was $24.02.

HAMILTON LINEWT ASSOCIATES, LLC. In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. As of February 1, 2021, 3,900 square feet of space is vacant, with 33% of the property occupied at an average rent of $40.00 per square foot.

HAMILTON CYPRESS LLC. In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2021, 332 square feet of space is vacant, with 98% of the property occupied, at an average rent of $39.04 per square foot.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2021	$840,146	54,821	19	31%
2022	522,454	13,380	8	19%
2023	451,560	13,871	7	17%
2024	623,739	20,709	11	23%
2025	132,558	1,523	3	5%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
2031	—	—	—	—%
2032	—	—	—	—%
Totals	$2,712,907	108,154	49	100%

Commercial rental income is accounted for using the straight line method. Approximately 49 percent of our commercial leases contain rent escalations which range from $0.25– $1.25 per square foot per year.

Investment Properties

See Note 14 to the Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2020 (1)	Mortgage
345 Franklin, LLC	40 Units				3	$9,149,239	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$3,300	–	3,625
	1 one bedroom	$2,750	–	2,750
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				15	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$1,675	–	2,400
	31 one bedroom	$1,775	–	2,050
	24 studios	$1,525	–	1,900
Hamilton Minuteman, LLC	42 Units				1	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$1,825	–	2,500
	2 one bedroom	$2,175	–	2,200
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				24	$10,000,000	2025
Residential	0 three bedroom			N/A		2.33%
81–83 Essex Street	11 two bedroom	$2,850	–	3,000
Boston, MA.	38 one bedroom	$2,000	–	2,900
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, Massachusetts

Hamilton 1025 LLC	Commercial Building
Commercial
1025 Hancock Street
Quincy,MA.

The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				64	$125,000,000	2028
175–185 Freeman Street,	71 three bedroom	$4,000	–	4,375		3.99%
Brookline,	227 two bedroom	$3,100	–	4,450
MA.	111 one bedroom	$2,275	–	2,900
MA.	0 studios			N/A

Current free rent concessions would result in an average reduction in unit rents of $22.68 per month per unit. Free rent amortized in 2020 was approximately $187,000, compared to $137,000 in 2019.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the

Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2020, the balance of this mortgage before unamortized deferred financing costs is approximately $9,149,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC. In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2020, the balance of this mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton on Main Apartments, LLC.

HAMILTON MINUTEMAN, LLC. In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2020, all residential units were sold. 2 units were sold in 2019, resulting in a gain of approximately $306,000. The Partnership still owns the commercial building.16 units were sold in the year ended December 31, 2018, resulting in a gain of approximately $1,973,000. This investment is referred to as Hamilton 1025, LLC.

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

The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC

HAMILTON BAY, LLC. On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership sold the individual units.

During the 12 months ended December 31, 2018,16 units were sold, resulting in a gain of approximately $2,438,000. 3 units were sold in 2019, resulting in a gain of approximately $433,000. As of December 30, 2020, all units have been sold by this Joint Venture. This investment is referred to as Hamilton Bay Apartments, LLC.

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

At December 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

Distribution to Limited & General Partners were:

	2020	2019
Class A—Limited Partners (80%)	$3,740,604	$3,757,514
Class B—Limited Partners (19%)	888,393	892,410
Class C—General Partner (1%)	46,757	46,969
Total	$4,675,754	$4,696,893

On March 9, 2021, the closing price on the NYSE American for a Depositary Receipt was $53.11. There were 2,863,981 Depositary Receipts outstanding and 1,939 Units (representing 58,170 receipts) held by approximately 2,190 record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978. The Partnership made distributions of $38.40 per unit ($1.28 per receipt) in 2020. The Partnership made distributions of $38.40 per Unit ($1.28 per Receipt) in 2019. The total distribution was $4,675,754 in 2020 and $4,696,893 in 2019. In January 2021, the Partnership declared a quarterly distribution of $9.60 per Unit ($0.32 per Receipt) payable on March 31, 2021.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

Issuer Purchase of Equity Securities during the fourth quarter of 2020:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2020	$—	—	571,561
November 1–30, 2020	$—	—	571,561
December 1–31, 2020	$—	—	571,561
Total		—

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2020	2019	2018	2017	2016
INCOME STATEMENT INFORMATION(a)
Revenues	$62,102,710	$60,477,314	$58,014,064	$52,827,388	$49,555,090
Expenses	47,133,677	43,205,547	43,095,692	38,682,422	36,295,140
Income before other income (loss)	14,969,033	17,271,767	14,918,372	14,144,966	13,259,950
Other (Loss)	(13,544,505)	(10,724,515)	(10,749,282)	(7,207,035)	(8,309,098)
Net Income	$1,424,528	$6,547,252	$4,169,090	$6,937,931	$4,950,852
Net income per Unit	$11.70	$53.48	$33.52	$55.77	$39.62
Distributions to Partners per Unit	$38.40	$38.40	$36.00	$64.50	$54.00
Net income per Depositary Receipt	$0.39	$1.78	$1.12	$1.86	$1.32
Distributions to Partners per Depositary Receipt	$1.28	$1.28	$1.20	$2.15	$1.80
BALANCE SHEET INFORMATION
Real Estate, gross	398,629,793	398,554,000	337,902,411	311,951,597	263,659,293
Real Estate, net	264,609,887	278,363,988	230,511,263	207,153,794	169,462,811
Total Assets	291,669,602	294,293,649	247,035,340	226,807,236	190,562,066
Total Debt Outstanding	300,444,533	299,771,246	254,370,843	250,221,258	212,709,080
Partners’ Capital	(41,469,045)	(37,823,788)	(35,624,010)	(35,315,177)	(34,224,726)

The Partnership may purchase and/or sell properties at any time.

The table below reflects the totals of NERA properties available for rental at each December 31,

	Year Ended December 31,
	2020	2019	2018	2017	2016
Residential
Units	2,911	2,911	2,730	2,651	2,525
Vacancies	181	87	57	46	34
Vacancy rate	6.2%	3.0%	2.1%	1.7%	1.4%
Commercial
Total square feet	108,043	108,043	108,043	108,043	108,043
Vacancy (in square feet)	9,376	1,950	1,360	—	—
Vacancy rate	8.7%	1.8%	1.3%	—%	—%

See Items 1A and 7 for factors that may affect future operations. The above tables may not be indicative of future results.

(a)	Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2021 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner, of New England Realty Associates Limited Partnership passed away. As a result, Brown family related entities currently hold voting control over the NewReal shares.

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

Approximately one year has passed since we became aware of the current outbreak of the COVID- 19, a novel strain of coronavirus. The World Health Organization declaring a global pandemic on March 11, 2020. On March 10, the governor of Massachusetts, Charlie Baker, had declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. Over time, the Governor’s order has been modified, but restrictions are currently in place for the foreseeable future. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities are conducting classes for the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population in need of local housing and have resulted in significant vacancies in the Partnership’s apartment portfolio.

The government’s measures put into place to combat the spread of the virus have caused significant disruptions to life and business operations in Massachusetts, the Country, and the World. The length and severity of the effects on the Partnership’s business are unknown at this time.

Rental collections for the fourth quarter for the Partnership’s wholly owned properties were approximately 94% of rents due. Residential tenants paid approximately 95% of their rent and commercial tenants paid approximately 87% of theirs. Historically, commercial rents represent 5% of the Partnership’s revenue. The rent collections for the Joint Ventures were approximately 95%. The fourth quarter’s collections are not necessarily an indicator of future cash receipts. As of December 31, 2020, gross rents receivable was approximately $2,866,000, 4.6% of rental income, an increase of approximately $647,000 over the September 30, 2020 balance and $2,141,000 over the December 31, 2019 balance.

The vacancy rate for the Partnership’s residential properties as of February 1, 2021 was 6.2% as compared with a vacancy rate of 3.0% as of February 1, 2020. The vacancy rate for the Joint Venture properties as of February 1, 2021 was 15.6%, as compared to 1.2% for the same period last year. Most of the vacancies for the Partnership’s wholly owned properties are at 62 Boylston Street which has 91 vacant units with a vacancy rate of 33.8%. At the Joint Venture properties Dexter Park has 64 vacant units, or a vacancy rate of 15.6%, and 81 Essex has 24 vacant units, or a vacancy rate of 49%. Both 62 Boylston Street and Dexter Park have historically had a high percentage of students. With the uncertainties with the economy and the timing of the re-opening of Colleges and Universities in the fall, the strength of the 2021 rental season is unknown. Inventory of unrented units remains higher than in past years and it is likely that the Partnership will have a high number of vacancies during the first half of 2021. In order to rent as many of these units as possible, management has reduced rent significantly and is offering up to two months free rent.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Given the current economic environment, it is not possible to estimate the amount of lease turnover we will experience, or the amount of increases or decreases from the current rental rates we will realize with lease renewals or new leases. However, we are currently offering reduced rental rates and significant rent concessions at certain properties.

During the current state of emergency, The Hamilton Company, the Partnership’s property manager, has taken steps to maintain the safety of its employees and tenants. Hamilton is providing essential services to ensure all properties are kept open, fully functioning, and safe. Hamilton has implemented a work from home policy with a skeleton staff present at all site offices to provide for property management, maintenance, leasing and construction services. Leasing is limited to unoccupied units unless permission is granted by the current tenant and a web-based video technology is being used to remotely show apartments. Hamilton and the Partnership will continue to adjust their business practices to comply with Federal and State mandates for workplace and rental property operations.

During the fourth quarter of 2020, rents increased on average 1.6% for renewals and decreased on average 12.3% for new leases. For all of 2020, renewal rents increased approximately 2.5% and decreased approximately 5.3% for new leases. As we enter 2021, due to the ongoing global coronavirus pandemic, management expects the local real estate market to remain soft and is expecting decreases in rent and more rental concessions.

For the year ending December 31, 2020, including the purchase of Mill Street, consolidated revenue increased by 2.7%, operating expenses increased by 9.1% and Income before Other Income (Expense) decreased by 13.3%. Excluding the Mill Street acquisition, same store revenue decreased by 3.5%, operating expenses decreased by 3.1% and Income before Other Income (Expense) decreased by 4.7%. For the same reporting period, residential vacancy was 6.2% vs 3.0%. For 2020, excluding Depreciation and Amortization, same store revenues (excluding Mill Street) decreased by 3.5%, operating expenses decreased by 3.3% and Net Operating Income decreased by 3.7%.

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

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line is three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020.The costs associated with the line of credit extension were approximately $128,000. Management continues to discuss with the lender the renewal of the line of credit for an additional three years. The Partnership paid an extension fee of approximately $37,500 in association with the extension. As of December 31, 2020, the credit line had an outstanding balance of $17,000,000. See Note 5 for a description of the ongoing discussions with lender regarding renewal of the line of credit.

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

The Stock Repurchase Program that was initiated in 2007 has purchased 1,428,437 Depositary Receipts through December 31, 2020, or approximately 33% of the outstanding Class A Depositary Receipts. The Partnership purchased 5,328 Depositary Receipts in 2020.

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

Residential tenants generally sign a one year lease. In 2020, tenant renewals were approximately 71% with an average rental increase of approximately 2.5%, new leases accounted for approximately 29% with rental rate decreases of approximately 5.3%. In 2020, leasing commissions were approximately $497,000 compared to approximately $578,000 in 2019, a decrease of approximately $81,000 (14.0%) from 2019. Tenant concessions were approximately $32,000 in 2020 compared to approximately $57,000 in 2019, a decrease of approximately 25,000 (43.9%). Tenant improvements were approximately $2,062,000 in 2020 compared to approximately $2,636,000 in 2019, a decrease of approximately $574,000 (21.8%).

Hamilton accounted for approximately 2.2% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2020 and 4.3% in the year ended December 31, 2019. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 59.1% and 65.2% of the legal services paid for by the Partnership during the years ended December 31, 2020 and 2019, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2020, Hamilton provided the Partnership approximately $668,000 in construction and architectural services, compared to $924,000 for the year ended December 31, 2019.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2020, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

Intangible assets acquired include amounts for in-place lease values above and below market leases and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in- place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

In the event that facts and circumstances indicate that the carrying value of a rental property may be impaired, an analysis of the value is prepared. The estimated future undiscounted cash flows are compared to the asset’s carrying value to determine if a write-down to fair value is required.

Impairment: On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2020 and December 31, 2019

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $14,969,000 during the year ended December 31, 2020, compared to approximately $17,272,000 for the year ended December 31, 2019, a decrease of approximately $2,303,000 (13.3%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2021	February 1, 2020
Residential
Units	2,911	2,911
Vacancies	181	87
Vacancy rate	6.2%	3.0%
Commercial
Total square feet	108,043	108,043
Vacancy	9,376	1,950
Vacancy rate	8.7%	1.8%

	Rental Income (in thousands)
	Year Ended December 31,
	2020		2019
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$61,662	$61,662	$60,012	$60,012
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$512	$512	$629	$629

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Year Ended December 31,		Dollar	Percent
	2020	2019	Change	Change
Revenues
Rental income	$61,661,551	$60,012,174	$1,649,377	2.7%
Laundry and sundry income	441,159	465,140	(23,981)	(5.2)%
	62,102,710	60,477,314	1,625,396	2.7%
Expenses
Administrative	2,209,780	2,495,272	(285,492)	(11.4)%
Depreciation and amortization	18,410,811	14,684,248	3,726,563	25.4%
Management fee	2,452,814	2,409,151	43,663	1.8%
Operating	5,766,160	5,682,264	83,896	1.5%
Renting	864,542	953,043	(88,501)	(9.3)%
Repairs and maintenance	8,781,789	9,191,561	(409,772)	(4.5)%
Taxes and insurance	8,647,781	7,790,008	857,773	11.0%
	47,133,677	43,205,547	3,928,130	9.1%
Income Before Other Income (Expense)	14,969,033	17,271,767	(2,302,734)	(13.3)%
Other Income (Expense)
Interest income	195	607	(412)	(67.9)%
Interest expense	(13,705,415)	(12,201,966)	(1,503,449)	12.3%
Income from investments in unconsolidated joint ventures	160,715	1,678,554	(1,517,839)	(90.4)%
Other Income (Expense)	—	(201,710)	201,710	100.0%
	(13,544,505)	(10,724,515)	(2,819,990)	26.3%
Net Income	$1,424,528	$6,547,252	$(5,122,724)	(78.2)%

Rental income from continuing operations for the year ended December 31, 2020 was approximately $61,661,000, compared to approximately $60,012,000 for the year ended December 31, 2019, an increase of approximately $1,649,000 (2.7%). The major factor that can be attributed to this increase is the acquisition of Mill Street, which resulted in an increase in rental income of approximately $3,723,000. Excluding he increase in rental income attributable to the acquisition of Mill Street of approximately $3,723,000, rental income decreased by approximately $2,074,000, (3.5%). Although rental income has increased at other properties, due to the effect of the Covid pandemic there have been a number of properties incurring a decrease in their rental income. The Partnership Properties with the largest increases in rental income include Hamilton Oaks, Westside Colonial, and Redwood Hills, with increases of approximately $179,000, $150,000, and $127,000, respectively. These are offset by certain properties with the largest decreases in rental income which include 62 Boylston, Hamilton Linewt, and 1131 Commonwealth, with decreases of approximately $1,168,000, $186,000, and $130,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2020 were approximately $47,134,000 compared to approximately $43,206,000 for the year ended December 31, 2019, an increase of approximately $3,928,000 (9.1%). Excluding the increase in operating expenses attributable to the acquisition of Mill Street of approximately $5,259,000, operating expenses decreased approximately $1,331,000 (3.1%). Excluding Mill

Street, factors which contributed to the decrease were a decrease in Repairs and Maintenance expense of approximately $708,000, (7.7%), primarily due to a decrease in appliance and pool repairs, a decrease in Depreciation and Amortization expense of approximately $378,000 (2.6%), due to fully depreciated assets, and a decrease in Administrative expense of approximately $318,000 (12.8%), primarily due to a decrease in Legal fees, partially offset by an increase in Taxes and Insurance of approximately of $510,000 (6.6%).

Interest expense for the year ended December 31, 2020 was approximately $13,705,000 compared to approximately $12,202,000 for the year ended December 31, 2019, an increase of approximately $1,503,000 (12.3%). Excluding the increase in interest expense attributable to Mill Street of approximately $1,089,000, there was an increase in interest expense of approximately $415,000, (3.4%), primarily due to an increase in interest expense on the line of credit of approximately $678,000, partially offset by a decrease in interest expense for Captain Parker of approximately $144,000, and Hamilton Highland of approximately $116,000.

At December 31, 2020, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $160,000 for the year ended December 31, 2020, compared to a net income of approximately $1,678,000 for the year ended December 31, 2019, a decrease in income of approximately $1,518,000 (90.4%). This decrease is primarily due to the reduction in the gain realized from the sales of condominium units of approximately $735,000 with the Partnership’s share amounting to 50%, on the sale of 3 units at Hamilton Bay Apartments LLC, and the sale of 2 units at Hamilton 1025 Apartments LLC for the year ended December 31, 2019, compared to no units sold for the year ended December 31, 2020, and a decrease in Net Income at Dexter Park from approximately $918,000 for the year ended December 31,2019 to approximately $105,000 for the year ended December 31, 2020, a decrease of $813,000 (88.6%). Included in the income for the year ended December 31, 2020 is depreciation and amortization expense of approximately $2,609,000. The proportional income for the year ended December 31, 2020 from the investment in Dexter Park is approximately $105,000.

Interest income for the year ended December 31, 2020 was approximately $200 compared to approximately $600 for the year ended December 31, 2019, an increase of approximately $400.

As a result of the changes discussed above, net income for the year ended December 31, 2020 was approximately $1,424,000 compared to income of approximately $6,547,000 for the year ended December 31, 2019, a decrease in income of approximately $5,123,000 (78.2%).

Years Ended December 31, 2019 and December 31, 2018

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $17,272,000 during the year ended December 31, 2019, compared to approximately $14,918,000 for the year ended December 31, 2018, an increase of approximately $2,353,000 (15.8%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2020	February 1, 2019
Residential
Units	2,911	2,730
Vacancies	87	57
Vacancy rate	3.0%	2.1%
Commercial
Total square feet	108,043	108,043
Vacancy	1,950	1,360
Vacancy rate	1.8%	1.3%

	Rental Income (in thousands)
	Year Ended December 31,
	2019		2018
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$60,012	$60,012	$57,536	$57,536
Residential percentage	94%	94%	94%	94%
Commercial percentage	6%	6%	6%	6%
Contingent rentals	$629	$629	$784	$784

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018:

	Year Ended December 31,		Dollar	Percent
	2019	2018	Change	Change
Revenues
Rental income	$60,012,174	$57,535,734	$2,476,440	4.3%
Laundry and sundry income	465,140	478,330	(13,190)	(2.8)%
	60,477,314	58,014,064	2,463,250	4.2%
Expenses
Administrative	2,495,272	2,204,923	290,349	13.2%
Depreciation and amortization	14,684,248	15,568,973	(884,725)	(5.7)%
Management fee	2,409,151	2,326,225	82,926	3.6%
Operating	5,682,264	5,542,605	139,659	2.5%
Renting	953,043	779,503	173,540	22.3%
Repairs and maintenance	9,191,561	9,187,714	3,847	0.0%
Taxes and insurance	7,790,008	7,485,749	304,259	4.1%
	43,205,547	43,095,692	109,855	0.3%
Income Before Other Income ( Expense)	17,271,767	14,918,372	2,353,395	15.8%
Other Income (Expense)
Interest income	607	344	263	76.5%
Interest (expense)	(12,201,966)	(12,389,680)	187,714	(1.5)%
Income from investments in unconsolidated joint ventures	1,678,554	1,640,054	38,500	2.3%
Other (Expense) Income	(201,710)	—	(201,710)	100.0%
	(10,724,515)	(10,749,282)	24,767	(0.2)%
Net Income	$6,547,252	$4,169,090	$2,378,162	57.0%

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

Total expenses from continuing operations for the year ended December 31, 2019 were approximately $43,206,000 compared to approximately $43,096,000 for the year ended December 31, 2018, an increase of approximately $110,000 (0.3%). Excluding the increase in operating expenses attributable to the acquisition of Mill Street and Hamilton Highland of approximately $2,918,000, operating expenses decreased approximately $442,000 (1.1%). Excluding Mill Street and Hamilton Highland, factors which contributed to the decrease were a decrease in Depreciation and Amortization expense of approximately $1,226,000 (8.8%), due to fully depreciated assets, partially offset by an increase in Administrative expense of approximately $288,000 (13.7%), primarily due to the installation of new property management software, an increase in Taxes and Insurance of approximately $202,000 (2.8%) and an increase in Renting expense of approximately $150,000 (20.5%).

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2020 were the collection of rents and the proceeds from the refinancing of Brookside Apartments. In 2019, the principal sources of cash were the collection of rents and the proceeds from a mortgage for the purchase of Mill Street. The majority of cash and cash equivalents of $18,646,972 at December 31, 2020 and $7,546,324 at December 31, 2019 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $11,100,648 at December 31, 2020 is summarized as follows:

	Year Ended December 31,
	2020	2019
Cash provided by operating activities	$17,452,309	$22,448,895
Cash (used in) investing activities	(1,715,408)	(29,277,643)
Cash provided by (used in) financing activities	433,532	14,062,201
Repurchase of Depositary Receipts, Class B and General Partner Units	(394,031)	(4,050,137)
Distributions paid	(4,675,754)	(4,696,893)
Net increase (decrease) in cash and cash equivalents	$11,100,648	$(1,513,577)

The change in cash provided by operating activities is due to various factors, including recent acquisitions, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to improvements in rental properties, partially offset by distributions from unconsolidated joint ventures. The change in cash used in financing activities is primarily due to the refinancing of the mortgage at Brookside Apartments, partially offset by the paydown of mortgages, and the pay down of the line of credit originally used for the purchase of Mill Street.

During 2020, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,240,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at, 62 Boylston Street, 1144 Commonwealth, Hamilton Oaks, Captain Parker, Hamilton Green, and Redwood Hills , at a cost of $697,000, $343,000, $331,000, $307,000, $257,000, and $250,000 respectively. The Partnership plans to invest approximately $4,200,000 in capital improvements in 2021.

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

During the year ended December 31, 2020, the Partnership received distributions of approximately $1,562,000 from the investment properties of which $900,000 was from Dexter Park.

In 2020 the Partnership paid a total distribution of an aggregate $ 38.40 per Unit ($1.28 per Receipt) for a total payment of $4,675,754 in 2020. In 2019 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,696,893 in 2019. In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2021.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017 and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. Management is currently working with the lender on a three year renewal of the line of credit. As of December 31, 2020, the Partnership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension. See Note 5 for a description of the ongoing discussions with lender regarding renewal of the line of credit.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down the line by $1,000,000. As of December 31, 2020, the line of credit had an outstanding balance of $17,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2020, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, which all have mortgage indebtedness except Hancock 1025, and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2020, our proportionate share of the non-recourse debt before unamortized deferred financing costs related to these investments was approximately $71,025,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2020, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2021	2022	2023	2024	2025	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,530,630	$2,697,120	$102,569,039	$10,965,011	$3,438,550	$162,589,363	$284,789,713

Line of Credit	17,000,000	—	—	—	—	—	17,000,000
Total Contractual Obligations	$19,530,630	$2,697,120	$102,569,039	$10,965,011	$3,438,550	$162,589,363	$301,789,713

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

As of December 31, 2020, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $451,839,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $27,000,000 as of December 31, 2020 ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $220,000 annually and the increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2020 would be approximately $18,000,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value

Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F-3 through F-39 of this Form 10-K and are indexed herein under Item 15(a)(1).

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

Management’s Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2020.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner, of New England Realty Associates Limited Partnership died. As a result, various Brown family related entities hold voting control over the NewReal shares.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our General Partner, New Real, Inc. is a Massachusetts corporation wholly owned by the Estate of Harold Brown and by Ronald Brown. Harold Brown and his brother Ronald Brown were individual general partners of the Partnership until May 1984, when NewReal, Inc. replaced them as the sole General Partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by Brown family related entities. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2019.

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

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	85

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

Jameson Brown, Treasurer and Director (since 2019)	33

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

Guilliaem Aertsen, IV, Director (since 2002)	73

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

Name and Position	Age	Other Position
David Aloise, Director (since 2007)	66

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

Andrew Bloch, Director (since 2019)	58

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

Eunice Harps, Director (since 2014)	71

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

Sally Michael, Director (since 2019)	58

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

Name and Position	Age	Other Position
Robert Somma, Director (since 2019)	76

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

Based solely upon a review of Forms 3 and 4 furnished to the Partnership under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished to the Partnership with respect to its most recent fiscal year and any written representations received by the Partnership from persons required to file such forms, all of the following persons — either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act — filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

The Partnership’s management, which consists of NERA’s General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2020 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2020 be included in the Partnership’s annual report on form 10-K to be filed with the Securities and Exchange Commission.

David Aloise
Eunice Harps

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2020. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2020 was approximately $2,453,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In addition, the Partnership had engaged the former president of Hamilton as a consultant to provide asset management services to the Partnership, for which the Partnership paid $37,000 in 2018. The Partnership did not have a written agreement with this individual. In 2020, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $1,080,000 inclusive of construction supervision and architectural fees of approximately $668,000, repairs and maintenance service fees of approximately $191,000, legal fees of approximately $96,000, and $125,000 for accounting services. In addition, the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Additionally, the Hamilton Company received approximately $774,000 from the 40-50% owned Investment Properties of which approximately $580,000 was the management fee, approximately $145,000 was for construction supervision and architectural fees, approximately $34,000 was for maintenance services, and $14,000 for legal services. The Advisory Committee held seven meetings during 2020, and a total of $35,250 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held four meetings in 2020 and a total of $32,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2020 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 9, 2021, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 9, 2021, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,863,981 Depositary Receipts had been issued to approximately 2,057 holders. As of March 9 , 2021, there were issued and outstanding 1,939 Class A Units (not including the Depositary Receipts) held by 133 unit holders, 23,134 Class B Units and 1,218 General Partnership Units held by the persons listed below. During 2020, 64 Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2020 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Jameson Brown	33	(1) (6)	0.03	% (1) (6)	17,350	(2)	75	% (2)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust					—		—		(3)		100	% (3)
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(2)		(2)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	3,087	(4) (6)	3	% (4) (6)	5,784		25%			(3)	100	% (3)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Guilliaem Aertsen	—		—		—		—		—		—
175 West Brookline Street
Boston, MA 02118
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Andrew Bloch	—		—		—		—		—		—
6 Oxbow Road
Wayland,MA. 01778
Eunice Harps	—		—		—		—		—		—
5 Holyoke Street #1
Boston, MA 02116
Sally Michael		(1) (5)		(1) (5)		(2)		(2)		(3)	100	% (3)
4 Park Road
Sharon.MA. 02067
Robert Somma		(1) (5) (6)		(1) (5) (6)		(2)		(2)		(3)	100	% (3)
11 Low Street
Newbury,MA. 01951
NewReal, Inc.	333		0.34%		—		—		1,218		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	30,048	(7)	30.85	% (7)	23,134	(8)	100	% (8)	1,218	(3)	100	% (3)
5% Owners that are not Directors and Officers
Maura Brown	5,337		5.48%		—		—		—		—
39 Brighton Avenue
Alston, MA 02134
(1)	As of December 31, 2020, 510,349 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Jameson Brown, Sally Michael and Robert Somma are the managers of HBC with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown, Mr. Somma and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, HBC was deemed to beneficially own approximately 17,012 Class A Units. (Approximately 17.47% of the outstanding Class A Units).
(2)	Consists of Class B Units held by HBC. See Note (1) above. Jameson Brown, Robert Somma and Sally Michael as Managers, have voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the Class B Units held by HBC.
(3)	Since The Harold Brown 2013 Revocable Trust and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all of the General Partnership Units held of record by NewReal, Inc. Sally Michael and Robert Somma are the trustees of the Harold Brown 2013 Revocable Trust.
(4)	Consists of 92,600 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 3,087 Class A Units. (Approximately 3.17% of the outstanding Class A Units).
(5)	Consists of 287,500 Depositary Receipts held by the HJB 2009 Holdings, LLC. The HJB 2009 Holdings LLC is owned 50% by the Harold Brown 2009 Irrevocable Trust FBO Harley Oliver Brown and 50% by the Harold Brown 2009 Irrevocable Trust FBO Jameson Pruitt Brown. Sally Michael and Robert Somma are the trustees of the trusts with joint voting and dispositive control over the Depositary Receipts. Accordingly, Ms. Michael and Mr. Somma may be deemed to beneficially own the Depositary Receipts held by the LLC. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 9.84% of the outstanding Class A Units).
(6)	Does not include 62,190 Depositary Receipts held by the Hamilton Company Charitable Foundation. Jameson Brown, Ronald Brown and Robert Somma are trustees of the foundation and jointly have voting and dispositive control over the Depositary Receipts. Accordingly, the Browns and Mr. Somma may be deemed to beneficially own the Depositary Receipts held by the Foundation Because a Depositary Receipt represents beneficial ownership of on thirtieth of a Class A Unit, the Foundation may be deemed to beneficially own approximately 2,073 Class A Units. (Approximately 2.13% of the outstanding Class A Units).
(7)	Consists of the Class A Units described in Notes (1) (5) above, plus New Real, Inc., Jameson Brown and Ronald Brown, as indicated in the table.
(8)	Includes the Class B Units described in Note (2) above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Jameson Brown is the nephew of Ronald Brown.

Jameson Brown, Sally Michael, and Robert Somma are the managers of HBC Holdings, LLC, which owns 17,012 Class A units of the Partnership, and 75% of the Class B Units of the Partnership;

Sally Michael and Robert Somma are the Trustees of both the Harold Brown 2009 Irrevocable Trust FBO Harley Oliver Brown and the Harold Brown 2009 Irrevocable Trust FBO Jameson Pruitt Brown, which together own HJB 2009 Holdings, LLC, which owns 9,583 Class A units of the Partnership;

Jameson Brown, Ronald Brown and Robert Somma are Trustees of the Hamilton Company Charitable Foundation, which owns 2,073 Class A units of the Partnership.

David Aloise and Eunice Harps are determined to be independent under the rules of the NYSE Amex Exchange and the SEC.The board holds regularly scheduled meetings.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2020 and has reported on the 2020 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit Fees
Recurring annual audits and quarterly reviews	$316,000	$316,000
Subtotal	316,000	316,000
Other Audit Related Fees (a)	—	—
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	105,000	105,000
Subtotal	105,000	105,000
Total Fees	$421,000	$421,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2020 and 2019 were pre-approved pursuant to the procedures outlined above.

(a)	Audit of revenues and certain expenses and review of proforma financial information of significant acquisition.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Financial Statements are included in this Form 10- K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Income for the Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years ended December 31, 2020, 2019 and 2018

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

ITEM 16. Form 10-K Summary

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

New England Realty Associates Limited Partnership

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (“the Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Partnership Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Investment Properties

As described in footnote 1, the Partnership reviews the carrying value of investment properties on an annual basis or whenever events or changes in circumstances indicate a possible impairment. Events or circumstances that may prompt a review of the carrying value of investment properties may include a significant decrease in the anticipated market price of the investment property, an adverse change to the extent or manner in which an asset may be used, or a significant change in its physical condition or damage due to catastrophic event.

The Partnership reviews its investment properties for potential impairment through an analysis of net operating income. In the event that any impairment indicators are present, the Partnership undertakes additional analyses utilizing expected undiscounted future cash flows, expected disposition proceeds for a given asset and anticipated rates of return for its recent acquisitions. Forecasting of cash flows requires management to make estimates and assumptions about such variables as the anticipated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return. In 2020, the Partnership’s net operating income analysis resulted in six properties requiring additional analysis. No impairments were identified in 2020 as a result of the Partnership’s analysis.

The principal consideration for our determination that the impairment of investment properties is a critical audit matter is that it involves a high degree of subjectivity in evaluating management's estimates used in determining the undiscounted cash flow estimates. We performed the following procedures, among others, in connection with forming our overall opinion on the consolidated financial statements. We tested management’s internal controls over the identification of potential investment property impairments, such as controls over the Partnership’s annually analysis of net operating income, as well management review controls to identify potential events which could indicate impairment. We examined and evaluated the Partnership’s net operating income trend analysis and its assessment of other events, and if additional analysis was necessary, we evaluated the significant assumptions and methods used in developing the undiscounted cash flow estimates. When the net operating income analysis indicated that additional analysis was required, we assessed whether the significant assumptions, including estimated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return used in determining the future undiscounted cash flows were reasonable.

Evaluation of the identification of related parties and related party transactions

As discussed in Note 3 to the consolidated financial statements, The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Joint Ventures. The Hamilton Company, Inc. is wholly owned by Brown family related entities. In addition, The Partnership shares ownership of seven of its Joint Ventures with the Brown family related entities. Each of these entities is a related party. The Partnership has entered a number of transactions with the Hamilton Company, Inc. including property management services and other professional services such as legal, accounting and construction. These fees are permitted by the Partnership Agreement.

We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Partnership.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s related party process, including controls over the identification of the Partnership’s related party relationships and transactions. We read agreements and contracts between the Partnership and related parties; queried the accounts payable system for transactions with related parties; evaluated the Partnership’s reconciliation of its applicable accounts to the related parties’ records of transactions and balances; read the Partnership’s minutes from meetings of the Board of Directors and related committees; inquired with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions; and read public filings, external news and research sources for information related to transactions between the Partnership and related parties.

/s/ Miller Wachman LLP

We have served as the Partnership’s auditor since 1993

Boston, Massachusetts

March 12, 2021

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Rental Properties	$264,609,887	$278,363,988
Cash and Cash Equivalents	18,646,972	7,546,324
Rents Receivable	1,412,074	484,610
Real Estate Tax Escrows	534,941	446,781
Prepaid Expenses and Other Assets	5,054,959	6,021,544
Investments in Unconsolidated Joint Ventures	1,410,769	1,430,402
Total Assets	$291,669,602	$294,293,649
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$283,444,533	$281,771,246
Notes Payable	17,000,000	18,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	21,339,743	19,970,089
Accounts Payable and Accrued Expenses	3,888,237	4,274,267
Advance Rental Payments and Security Deposits	7,466,134	8,101,835
Total Liabilities	333,138,647	332,117,437
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,756 and 121,978 units outstanding in 2020 and 2019 respectively	(41,469,045)	(37,823,788)
Total Liabilities and Partners’ Capital	$291,669,602	$294,293,649

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental income	$61,661,551	$60,012,174	$57,535,734
Laundry and sundry income	441,159	465,140	478,330
	62,102,710	60,477,314	58,014,064
Expenses
Administrative	2,209,780	2,495,272	2,204,923
Depreciation and amortization	18,410,811	14,684,248	15,568,973
Management fee	2,452,814	2,409,151	2,326,225
Operating	5,766,160	5,682,264	5,542,605
Renting	864,542	953,043	779,503
Repairs and maintenance	8,781,789	9,191,561	9,187,714
Taxes and insurance	8,647,781	7,790,008	7,485,749
	47,133,677	43,205,547	43,095,692
Income Before Other Income (Expense)	14,969,033	17,271,767	14,918,372
Other Income (Expense)
Interest income	195	607	344
Interest expense	(13,705,415)	(12,201,966)	(12,389,680)
Income from investments in unconsolidated joint ventures	160,715	1,678,554	1,640,054
Other (Loss)	—	(201,710)	—
	(13,544,505)	(10,724,515)	(10,749,282)
Net Income	$1,424,528	$6,547,252	$4,169,090

Net Income per Unit	$11.70	$53.48	$33.52
Weighted Average Number of Units Outstanding	121,786	122,422	124,386

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,280,285)	(6,683,147)	(351,745)	$(35,315,177)
Distribution to Partners	—	—	—	—	—	—	(3,582,339)	(850,805)	(44,779)	(4,477,923)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	3,335,272	792,127	41,691	4,169,090
Balance December 31 , 2018	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	$(6,741,825)	$(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(3,757,514)	(892,410)	(46,969)	(4,696,893)
Stock Buyback	—	—	—	—	2,408	(2,408)	(3,240,181)	(769,458)	(40,498)	(4,050,137)
Net Income	—	—	—	—	—	—	5,237,802	1,243,978	65,473	6,547,252
Balance December 31, 2019	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,788)
Distribution to Partners	—	—	—	—	—	—	(3,740,604)	(888,393)	(46,757)	(4,675,754)
Stock Buyback	—	—	—	—	222	(222)	(315,220)	(74,870)	(3,941)	(394,031)
Net Income	—	—	—	—	—	—	1,139,622	270,660	14,245	1,424,528
Balance December 31, 2020	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	$(7,852,318)	$(413,280)	$(41,469,045)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$1,424,528	$6,547,252	$4,169,090
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,410,811	14,684,248	15,568,973
Amortization of deferred finance costs	239,755	338,201	216,069
(Income) from investments in joint ventures	(160,715)	(1,678,554)	(1,640,054)
Allowance for doubtful accounts	1,453,695	240,111	532,161
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	25,000	445,000	7,517,432
(Increase) Decrease in rents receivable	(2,381,159)	38,202	(703,039)
(Decrease) Increase in accounts payable and accrued expense	(386,030)	346,378	587,379
(Increase) Decrease in real estate tax escrow	(88,160)	49,043	(7,428)
(Increase) in prepaid expenses and other assets	(449,715)	(653,767)	(863,767)
(Decrease) Increase in advance rental payments and security deposits	(635,701)	2,092,781	254,730
Total Adjustments	16,027,781	15,901,643	21,462,456
Net cash provided by operating activities	17,452,309	22,448,895	25,631,546
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,536,732	3,450,781	16,012,954
(Investment) in unconsolidated joint ventures	(11,732)	(43,422)	(1,118,717)
Improvement of rental properties	(3,240,408)	(3,897,872)	(4,117,770)
Purchase of Rental Property	—	(28,787,130)	(13,213,294)
Net cash (used in) investing activities	(1,715,408)	(29,277,643)	(2,436,827)
Cash Flows from Financing Activities
Payment of financing costs	(136,326)	(446,459)	(148,004)
Proceeds of mortgage notes payable	3,781,877	—	83,684
Proceeds of line of credit (net)	(1,000,000)	16,000,000	(15,000,000)
Principal payments of mortgage notes payable	(2,212,019)	(1,491,340)	(1,831,480)
Stock buyback	(394,031)	(4,050,137)	—
Distributions to partners	(4,675,754)	(4,696,893)	(4,477,923)
Net cash (used in) provided by financing activities	(4,636,253)	5,315,171	(21,373,723)
Net Increase (Decrease) in Cash and Cash Equivalents	11,100,648	(1,513,577)	1,820,996
Cash and Cash Equivalents, at beginning of period	7,546,324	9,059,901	7,238,905
Cash and Cash Equivalents, at end of period	$18,646,972	$7,546,324	$9,059,901

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and rights to receive the returns from VIE that would be significant to the VIE.

Impairment: On an annual basis management assesses whether there are any indicators that the value of the Partnership’s rental properties or investments in unconsolidated subsidiaries may be impaired. In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment. The criteria considered by management include reviewing low leased percentages, significant near term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near term mortgage debt maturities or other factors that might impact the Partnership’s intent and ability to hold property. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved.

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

DECEMBER 31, 2020

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

DECEMBER 31, 2020

Leasing Fees: Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease. Unamortized balances are expensed when the corresponding fee is no longer applicable.

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $240,000, $338,000 and $216,000 for the years ended December 31, 2020, 2019 and 2018 respectively.

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

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2020, 2019, or 2018 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2020, 2019, or 2018. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2020, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.03%. At December 31, 2020 and 2019, respectively approximately $18,830,000 and $7,407,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $332,325, $281,950 and $226,523 in 2020, 2019 and 2018, respectively.

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

DECEMBER 31, 2020

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2020, 2019 and 2018 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of December 31, 2020, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2020, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at December 31, 2020 with a total of 688 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Rental properties consist of the following:

	December 31, 2020	December 31, 2019	Useful Life
Land, improvements and parking lots	$86,867,393	$86,693,759	15	-	40	years
Buildings and improvements	253,322,865	252,896,183	15	-	40	years
Kitchen cabinets	17,157,121	17,376,841	5	-	10	years
Carpets	11,146,634	10,976,972	5	-	10	years
Air conditioning	501,697	573,389	5	-	10	years
Laundry equipment	608,271	709,210	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,092,194	1,092,194	10	-	30	years
Equipment	17,596,043	17,391,731	5	-	30	years
Motor vehicles	211,660	178,847			5	years
Fences	46,872	38,482	5	-	15	years
Furniture and fixtures	7,697,137	8,235,292	5	-	7	years
Smoke alarms	496,641	505,835	5	-	7	years
Total fixed assets	398,629,793	398,554,000
Less: Accumulated depreciation	(134,019,906)	(120,190,012)
	$264,609,887	$278,363,988

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

	2/13/2021			Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$36,718,252	$2,112,000	$8,593,109	$9,854,811	$2,268,528	$18,447,920	$20,716,448	$14,573,600	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$6,175,000	$684,000	$3,116,000	$410,411	$684,000	$3,526,411	$4,210,411	$2,553,664	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$4,160,000	$177,610	$1,478,359	$1,623,654	$177,610	$3,102,013	$3,279,623	$2,408,585	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$3,750,000	$342,000	$1,367,669	$1,028,517	$342,000	$2,396,186	$2,738,186	$1,962,058	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$14,780,000	$1,410,000	$5,664,816	$4,216,314	$1,410,000	$9,881,130	$11,291,130	$7,080,447	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$2,415,000	$91,400	$740,360	$1,433,566	$91,400	$2,173,926	$2,265,326	$1,452,365	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,139,001	$1,341,737	$8,457,497	$99,234	$1,341,737	$8,556,731	$9,898,468	$3,308,558	Jun. 2011	(3)
Hamilton Cypress LLC Commercial- 1031 Exchange Brookline,Massachusetts	$—	$2,362,596	$4,613,985	$(3,066)	$2,362,596	$4,610,919	$6,973,515	$1,575,736	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$34,525,332	$16,054,336	$44,794,438	$(8,407,249)	$16,054,336	$36,387,189	$52,441,525	$12,108,718	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham,Massachsetts	$20,293,723	$6,815,522	$27,262,087	610,019	6,815,522	27,872,106	34,687,628	4,700,854	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton,Massachusetts	$—	$884,042	$2,652,127	$134,614	$884,042	$2,786,741	$3,670,783	$915,144	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$11,925,000	$2,175,000	$12,325,000	$3,796,076	$2,175,000	$16,121,076	$18,296,076	$11,851,707	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$1,050,000	$156,000	$634,085	$347,107	$156,000	$981,192	$1,137,192	$730,034	Dec. 1996	(3)
Linhart L.P. Residential / Commercial Newton,Massachusetts	$—	$385,000	$1,540,000	$1,637,532	$385,000	$3,177,532	$3,562,532	$2,607,882	Jan. 1995	(3)
Mill Street Gardens, LLC Residential Apartments Woburn, Massachusetts	$31,000,000	$9,798,478	$43,568,912	2,603,900	9,798,478	46,172,812	55,971,290	2,945,578	Dec. 2019	(3)
Mill Street Development,Woburn, Massachusetts	$—	$1,375,000	$1,125,000	17,280	1,375,000	1,142,280	2,517,280	42,150	Dec. 2019	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,687,000	$1,512,000	$5,701,480	$1,148,594	$1,512,000	$6,850,074	$8,362,074	$4,544,786	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$6,937,000	$936,000	$3,762,013	$2,524,593	$936,000	$6,286,606	$7,222,606	$5,174,097	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$3,080,000	$46,181	$878,323	$980,124	$46,181	$1,858,447	$1,904,628	$1,348,781	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester,Massachusetts	$6,743,000	$1,200,000	$4,810,604	$4,922,230	$1,200,000	$9,732,834	$10,932,834	$6,874,442	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,750,000	$6,247,153	$24,954,777	$630,086	$6,247,153	$25,584,863	$31,832,016	$5,874,896	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$3,465,000	$72,525	$587,777	$1,047,213	$72,525	$1,634,990	$1,707,515	$969,388	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachustts	$—	$23,346	$190,807	$122,173	$23,346	$312,980	$336,326	$253,659	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$13,662,721	$4,686,728	$18,746,911	$(257,413)	$4,686,728	$18,489,498	$23,176,226	$11,353,669	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$6,083,684	$3,280,000	$4,920,000	$72,337	$3,280,000	$4,992,337	$8,272,337	$3,568,520	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$7,000,000	$1,335,000	$7,565,501	$2,347,295	$1,335,000	$9,912,796	$11,247,796	$7,340,602	Dec. 1999	(3)
Westate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$2,500,000	$44,965	$4,478,687	$279,767	$44,965	$4,758,454	$4,803,419	$2,864,555	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$6,314,899	$461,300	$8,739,535	$9,200,835	$5,726,798	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$22,250,000	$9,114,334	$35,874,994	$984,437	$9,114,334	$36,859,431	$45,973,765	$7,308,633	July 2017	(3)

	$284,789,713	$75,124,253	$282,829,954	$40,519,055	$75,280,781	$323,349,009	$398,629,793	$134,019,906
(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

(3) In 2020, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2020	2019	2018
Rental Properties
Balance, Beginning	$398,554,000	$337,902,411	$311,951,597
Additions:
Buildings, improvements and other assets	3,240,408	62,267,137	38,160,379
	401,794,408	400,169,548	350,111,976
Deduct:
Write-offs of retired or disposed assets	3,164,615	1,615,548	12,209,565
Rental properties held for sale and/or sold
Balance, Ending	$398,629,793	$398,554,000	$337,902,411
Accumulated Depreciation
Balance, Beginning	$120,190,012	$107,391,148	$104,797,803
Add:
Depreciation for the year	16,994,509	14,414,411	14,802,911
	137,184,521	121,805,559	119,600,714
Deduct
Accumulated depreciation of retired or disposed assets	3,164,615	1,615,547	12,209,566
Balance, Ending	$134,019,906	$120,190,012	$107,391,148

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

DECEMBER 31, 2020

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,453,000, $2,409,000 and $2,326,000 in 2020, 2019 and 2018, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2020, 2019 and 2018, approximately $1,080,000, $1,702,000 and $1,380,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services supervision of capital improvements and brokerage commissions. Of the 2020 expenses referred to above, approximately $191,000 consisted of repairs and maintenance, and $221,000 of administrative expense. Approximately $668,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2020, the Hamilton Company received approximately $774,000 from the Investment Properties of which approximately $580,000 was the management fee, approximately $145,000 was for construction, architectural services and supervision of capital projects, approximately $34,000 was for maintenance services, and approximately $14,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,535,000, $3,384,000 and $3,347,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. In 2020 and 2019, the Partnership recognized approximately $45,000 and $45,000 respectively for the employer’s match contribution to the plan. See Note 15. There were no employer contributions during 2018.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2020, 2019 and 2018 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The former President of the Management Company performed asset management consulting services and received an asset management fee from the Partnership. The Partnership did not have a written agreement with this individual. At June 29, 2018, the individual resigned his position.

During the year ended December 31, 2018, this individual received a fee of $37,500.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31, 2020, are various related entities of the Brown family, and five current and previous employees of the Management Company. The Brown Family related entities’ ownership interest is between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 7 meetings during 2020, and a total of $35,250 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2020 and a total of $32,000 was paid for attendance and participation in such meetings.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. OTHER ASSETS

Approximately $2,830,000 and $2,936,000 of security deposits are included in prepaid expenses and other assets at December 31, 2020 and 2019, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2020 and 2019 is approximately $1,073,000 and $501,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments is included in prepaid expenses and other assets. Intangible assets are approximately $51,000 net of accumulated amortization of approximately $1,367,000 and approximately $1,379,000 net of accumulated amortization of approximately $39,000 at December 31, 2020 and 2019, respectively.

Financing fees in association with the line of credit of approximately $42,000 and $36,000 are net of accumulated amortization of approximately $6,000 and $93,000 at December 31, 2020 and 2019 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2020 and 2019, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2020, the interest rates on these loans ranged from 3.53% to 5.66%, payable in monthly installments aggregating approximately $1,257,000, including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At December 31, 2020, the weighted average interest rate on the above mortgages was 4.43%. The effective rate of 4.51% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,345,000 and $1,449,000 are net of accumulated amortization of approximately $1,564,000 and $1,411,000 at December 31, 2020 and 2019, respectively, which offset the Mortgage Notes Payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2020 are as follows:

2021—current maturities	$2,531,000
2022	2,697,000
2023	102,569,000
2024	10,965,000
2025	3,439,000
Thereafter	162,589,000
284,790,000
Less: unamortized deferred financing costs	1,345,000
$283,445,000

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

DECEMBER 31, 2020

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. Management is currently working with the lender on a three year renewal of the line of credit. As of December 31, 2020, the Partnership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension.

The Partnership drew down the line of credit to partially fund the purchases of Woodland Park in 2017 and Webster Green in 2018. The line was paid down in full in the first quarter of 2019.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. As of December 31, 2019, the line of credit had an outstanding balancee of $18,000,000.

On January 22, 2020, the Partnership paid down the line by $1,000,000. As of December 31, 2020, the line of credit had an outstanding balance of $17,000,000.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $12,000 during the year ended December 31, 2020.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65% ; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5% ; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of December 31, 2020.

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

DECEMBER 31, 2020

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2020 and 2019 respectively, amounts received for prepaid rents of approximately $1,942,000 and $1,965,000 are included in cash and cash equivalents, and security deposits of approximately $2,830,000 and $2,936,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2021. In 2020 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,675,754 in 2020. In 2019 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,696,893.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2020	2019
Net Income per Depositary Receipt	$0.39	$1.78
Distributions per Depositary Receipt	$1.28	$1.28

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2020 are as follows:

Class A	46,775
Class B	11,109
General Partnership	585
58,469

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2020, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the year ended December 31, 2020, the Partnership purchased a total of 5,328 Depositary Receipts. The average price was $59.14 per receipt or $1,774.20 per unit. The cost including commission was $315,220. The Partnership was required to repurchase 42.18 Class B Units and 2.22 General Partnership units at a cost of $74,870 and $3,941 respectively.

During the year ended December 31, 2019, the Partnership purchased a total of 57,803 Depositary Receipts. The average price was $56.05 per receipt or $1,681.50 per unit. The total cost including commission was $3,240,181. The Partnership was required to repurchase 457.6 Class B Units and 24.1 General Partnership units at a cost of $769,458 and $40,498 respectively. Given the economic uncertainty caused by the coronavirus pandemic, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to their business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the year ended December 31, 2020, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2020 as follows:

Commercial
Property Leases
2021	$2,306,000
2022	1,541,000
2023	1,182,000
2024	524,000
2025	227,000
Thereafter	513,000
$6,293,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $512,000, $629,000 and $784,000 for the years ended December 31, 2020,

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

2019 and 2018 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 27% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2021	$840,146	54,821	19	31%
2022	522,454	13,380	8	19%
2023	451,560	13,871	7	17%
2024	623,739	20,709	11	23%
2025	132,558	1,523	3	5%
2026	—	—	—	—%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
2031	—	—	—	—%
2032	—	—	—	—%
Totals	$2,712,907	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,454,000 and $240,000 at December 31, 2020 and 2019. Included in rents receivable at December 31, 2020 is approximately $91,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street and at Hamilton Cypress in Boston, Massachusetts.

Rents receivable at December 31, 2020 and 2019 also includes approximately $508,000 and $112,000 respectively representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2020, 2019 and 2018, cash paid for interest was approximately $13,307,000, $11,876,000 and $12,243,000 respectively. Cash paid for state income taxes was approximately $100,000, $80,000 and $76,000 during the years ended December 31, 2020, 2019 and 2018 respectively. In 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments. In 2019, the Partnership was involved in a non-cash financing activity of approximately $31,000,000 in connection with the purchase of Mill Street Apartments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2020 and 2019, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2020 and 2019 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and notes payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At December 31, 2020 and 2019, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2020 and 2019, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2020, the Partnership’s line of credit had an outstanding balance in the amount of $17,000,000, which represents its fair market value.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.
●	For mortgages and notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2020	*	$283,444,533	$303,993,142
At December 31, 2019	*	$281,771,246	$290,892,652
Investment Properties
At December 31, 2020	*	$166,308,029	$179,647,759
At December 31, 2019	*	$166,404,255	$169,988,236

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2020 and 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $8,578,000 was approximately $7,153,000 more than statement income for the year ended December 31, 2020.The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2020 is approximately $7,332,000 more than the statement basis. The primary reasons for the difference in tax basis are tax free exchanges, accelerated depreciation and bonus depreciation. The Partnership’s Federal tax basis in its joint venture investments is approximately $1,476,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2020	2019	2018

	(in thousands)
Financial statement (“book”) net income	$1,425	$6,547	$4,169
Book/Tax differences from depreciation and amortization	5,426	(10,177)	(4,675)
Book/Tax differences on tax free exchanges	1,201	1,223	1,087
Book/Tax differences from Investment Properties	(69)	1,624	313
Increase in prepaid rent and allowances	936	1,226	234
Business interest limitation	—	1,596	3,713
Other items	(341)	—	—
Taxable income	$8,578	$2,039	$4,841

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2020, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Partnership has invested in seven limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%-50% ownership interests in each investment. The other investors are the Brown Family related entities and five current and former employees of the Management Company. The Brown Family related entities ownership interest was between 47.6% and 59%, with the balance owned by the others. A description of each investment is as follows:

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

DECEMBER 31, 2020

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

At December 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

$23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership began to sell off the individual units. 2 units were sold in 2019, resulting in a gain of approximately $306,000. As of December 31, 2020, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At December 31, 2020, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance was due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2020, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton On Main Apartments, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2020, the balance of this mortgage before unamortized deferred financing costs is approximately $9,149,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Summary financial information as of December 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,649,177	$2,590,659	$5,373,751	$84,819	$4,998,436	$15,239,672	$80,763,418	$115,699,932
Cash & Cash Equivalents	252,878	55,322	156,073	13,443	159,599	520,150	2,425,085	3,582,550
Rent Receivable	28,181	—	37,127	3,005	3,816	65,511	515,411	653,051
Real Estate Tax Escrow	71,203	—	19,874	—	35,849	106,199	—	233,125
Prepaid Expenses & Other Assets	281,503	80,008	89,636	407	23,198	148,796	1,471,134	2,094,682
Total Assets	$7,282,942	$2,725,989	$5,676,461	$101,674	$5,220,898	$16,080,328	$85,175,048	$122,263,340
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,934,502	$—	$9,099,301	$—	$5,912,368	$16,841,145	$124,520,713	$166,308,029
Accounts Payable & Accrued Expense	68,741	3,200	87,731	2,924	50,514	156,923	675,771	1,045,804
Advance Rental Pmts & Security Deposits	208,851	—	227,908	—	137,792	424,314	2,216,093	3,214,958
Total Liabilities	10,212,094	3,200	9,414,940	2,924	6,100,674	17,422,382	127,412,577	170,568,791
Partners’ Capital	(2,929,152)	2,722,789	(3,738,479)	98,750	(879,776)	(1,342,054)	(42,237,529)	(48,305,451)
Total Liabilities and Capital	$7,282,942	$2,725,989	$5,676,461	$101,674	$5,220,898	$16,080,328	$85,175,048	$122,263,340
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,361,394	$—	$49,375	$—	$—	$—	1,410,769
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,464,576)	$	$(1,869,240)	$—	$(439,888)	$(671,027)	$(16,895,013)	(21,339,743)
Total Investment in Unconsolidated Joint Ventures (Net)								$(19,928,974)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2021	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2021	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Summary financial information for the year ended December 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$874,212	$19,848	$1,516,648	$96,223	$1,165,027	$3,497,639	$14,607,212	$21,776,809
Laundry and Sundry Income	12,495	—	604	—	2,951	35,302	78,361	129,713
	886,707	19,848	1,517,252	96,223	1,167,978	3,532,941	14,685,573	21,906,522
Expenses
Administrative	20,296	4,026	36,431	12,995	13,603	59,014	181,332	327,697
Depreciation and Amortization	488,315	20,297	339,513	3,264	348,994	1,059,165	3,696,822	5,956,370
Management Fees	42,958	2,203	57,986	3,529	46,275	132,513	294,565	580,029
Operating	79,195	—	67,885	276	102,397	362,318	1,021,480	1,633,551
Renting	22,782	—	52,571	—	7,994	73,837	309,112	466,296
Repairs and Maintenance	128,728	3,180	138,991	—	95,185	513,642	1,562,154	2,441,880
Taxes and Insurance	256,162	61,612	167,456	17,416	144,664	449,692	2,286,872	3,383,874
	1,038,436	91,318	860,833	37,480	759,112	2,650,181	9,352,337	14,789,697
Income Before Other Income	(151,729)	(71,470)	656,419	58,743	408,866	882,760	5,333,236	7,116,825
Other Income (Loss)
Interest Expense	(299,161)	—	(369,742)	—	(238,233)	(765,692)	(5,069,899)	(6,742,727)
Net (Loss) Income	$(450,890)	$(71,470)	$286,677	$58,743	$170,633	$117,068	$263,337	$374,098
Net (Loss) Income —NERA 50%	$(225,445)	$(35,735)	$143,339	$29,372	$85,317	$58,534		55,380
Net Income —NERA 40%							$105,335	105,335
								$160,715

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Future annual mortgage maturities at December 31, 2020 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2021	$—	$213,629	$—	$—	$—	$213,629
12/31/2022	—	222,044	—	—	—	222,044
12/31/2023	—	230,791	—	—	—	230,791
12/31/2024	—	239,883	—	16,900,000	—	17,139,883
12/31/2025	10,000,000	249,333	—	—	—	10,249,333
Thereafter	—	7,993,558	6,000,000	—	125,000,000	138,993,558
	10,000,000	9,149,238	6,000,000	16,900,000	125,000,000	167,049,238
Less: unamortized deferred financing costs	(65,498)	(49,937)	(87,632)	(58,855)	(479,287)	(741,209)
	$9,934,502	$9,099,301	$5,912,368	$16,841,145	$124,520,713	$166,308,029

At December 31, 2020 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.98% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Summary financial information as of December 31, 2019

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,083,307	$2,593,148	$5,678,703	$88,083	$5,323,570	$15,891,917	$83,980,278	$120,639,006
Cash & Cash Equivalents	197,467	49,460	223,691	8,186	95,965	480,899	2,185,844	3,241,512
Rent Receivable	217,779	33,072	—	—	221	11,284	43,373	305,729
Real Estate Tax Escrow	66,410	—	19,985	—	29,110	85,597	—	201,102
Prepaid Expenses & Other Assets	303,876	97,716	84,228	1,567	23,831	158,714	1,572,665	2,242,597
Total Assets	$7,868,839	$2,773,396	$6,006,607	$97,836	$5,472,697	$16,628,411	$87,782,160	$126,629,946
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,920,713	$—	$9,298,174	$—	$5,904,185	$16,825,094	$124,456,090	$166,404,256
Accounts Payable & Accrued Expense	81,718	2,600	77,908	7,828	47,740	282,855	799,949	1,300,598
Advance Rental Pmts& Security Deposits	321,205	—	325,682	—	151,180	479,585	2,776,988	4,054,640
Total Liabilities	10,323,636	2,600	9,701,764	7,828	6,103,105	17,587,534	128,033,027	171,759,494
Partners’ Capital	(2,454,797)	2,770,796	(3,695,157)	90,008	(630,408)	(959,123)	(40,250,867)	(45,129,548)
Total Liabilities and Capital	$7,868,839	$2,773,396	$6,006,607	$97,836	$5,472,697	$16,628,411	$87,782,160	$126,629,946
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,385,398	$—	$45,004	$	$	$	$1,430,402
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,227,399)	$—	$(1,847,579)	$—	$(315,204)	$(479,562)	$(16,100,347)	(19,970,089)
Total Investment in Unconsolidated Joint Ventures (Net)								$(18,539,687)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	910
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	913
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2020	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2020	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Summary financial information for the year ended December 31, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,743,610	$222,183	$1,613,295	$93,116	$3,541	$1,136,912	$3,429,864	$16,406,426	$24,648,947
Laundry and Sundry Income	14,350		2,844	—	—	6,033	41,174	100,695	165,096
	1,757,960	222,183	1,616,139	93,116	3,541	1,142,945	3,471,038	16,507,121	24,814,043
Expenses
Administrative	29,307	25,369	24,610	7,497	6,147	7,722	68,877	207,769	377,298
Depreciation and Amortization	483,748	20,297	345,282	7,655	—	357,932	1,046,022	3,642,465	5,903,401
Management Fees	69,039	8,683	62,486	3,556	145	45,624	132,195	342,613	664,341
Operating	89,002	8	80,581	974	—	83,872	398,286	1,138,348	1,791,071
Renting	43,534	—	36,918	64	—	5,324	47,817	361,446	495,103
Repairs and Maintenance	152,930	3,180	125,474	28,399	10,266	133,812	651,948	1,405,732	2,511,741
Taxes and Insurance	245,086	61,493	154,731	22,213	5,206	131,821	404,805	2,049,298	3,074,653
	1,112,646	119,030	830,082	70,358	21,764	766,107	2,749,950	9,147,671	14,817,608
Income Before Other Income	645,314	103,153	786,057	22,758	(18,223)	376,838	721,088	7,359,450	9,996,435
Other Income (Loss)
Interest Expense	(466,737)	—	(377,448)	—	—	(235,883)	(769,526)	(5,065,599)	(6,915,193)
Gain on sale of real estate	—	—	—	306,075	428,560	—	—	—	734,635
	(466,737)	—	(377,448)	306,075	428,560	(235,883)	(769,526)	(5,065,599)	(6,180,558)
Net Income (Loss)	$178,577	$103,153	$408,609	$328,834	$410,337	$140,955	$(48,438)	$2,293,851	$3,815,877
Net Income (Loss)—NERA 50%	$89,289	$51,577	$204,305	$164,417	$205,169	$70,478	$(24,219)		761,014
Net Income —NERA 40%								$917,540	917,540
									$1,678,554

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Summary financial information for the year ended December 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,222,446	$2,595,638	$6,005,953	$—	$—	$5,639,497	$16,718,616	$86,988,709	$125,170,859
Assets Held for Sale	—	—	—	265,622	379,515	—	—	—	645,137
Cash & Cash Equivalents	131,634	118,093	94,349	125,611	258,487	99,701	160,310	1,972,138	2,960,323
Rent Receivable	199,425	28,329	6,872	2,977	—	3,711	23,845	269,345	534,504
Real Estate Tax Escrow	71,579	—	19,863	—	—	30,801	96,761	—	219,004
Prepaid Expenses & Other Assets	267,028	115,491	64,930	22,439	113,164	19,476	64,371	1,043,892	1,710,791
Total Assets	$7,892,112	$2,857,551	$6,191,967	$416,649	$751,166	$5,793,186	$17,063,903	$90,274,084	$131,240,618
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,906,924	$—	$9,489,257	$—	$—	$5,896,001	$16,809,043	$124,391,467	$166,492,692
Accounts Payable & Accrued Expense	196,896	1,750	51,932	33,282	9,498	48,866	186,461	867,773	1,396,458
Advance Rental Pmts& Security Deposits	259,821	—	249,546	7,187	2,291	124,684	389,084	2,559,561	3,592,174
Total Liabilities	10,363,641	1,750	9,790,735	40,469	11,789	6,069,551	17,384,588	127,818,801	171,481,324
Partners’ Capital	(2,471,529)	2,855,801	(3,598,768)	376,180	739,377	(276,365)	(320,685)	(37,544,717)	(40,240,706)
Total Liabilities and Capital	$7,892,112	$2,857,551	$6,191,967	$416,649	$751,166	$5,793,186	$17,063,903	$90,274,084	$131,240,618
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,427,901	$—	$188,090	$369,689	$	$	$	1,985,680
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,235,765)	$—	$(1,799,384)	$—	$—	$(138,183)	$(160,343)	$(15,017,887)	(18,351,562)
									$(16,365,882)
Total units/condominiums
Apartments	48	—	40	175	48	42	148	409	910
Commercial	1	1	—	1	—	—	—	—	3
Total	49	1	40	176	48	42	148	409	913
Units to be retained	49	1	40	1	—	42	148	409	690
Units to be sold	—	—	—	177	48	—	—	—	224
Units sold through February 1, 2019	—	—	—	174	47	—	—	—	221
Unsold units	—	—	—	2	1	—	—	—	3
Unsold units with deposits for future sale as of February 1, 2019	—	—	—	1	—	—	—	—	1

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

Summary financial information for the year ended December 31, 2018

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,654,459	$244,137	$1,567,718	$112,785	$74,812	$1,077,105	$3,419,218	$15,769,019	$23,919,253
Laundry and Sundry Income	14,595		5,410	—	—	(364)	38,080	106,237	163,958
	1,669,054	244,137	1,573,128	112,785	74,812	1,076,741	3,457,298	15,875,256	24,083,211
Expenses
Administrative	21,146	9,280	27,601	5,939	12,566	5,449	56,339	222,472	360,792
Depreciation and Amortization	475,646	8,706	347,547	—	30,000	355,463	1,032,394	3,582,439	5,832,195
Management Fees	59,246	8,632	65,058	4,503	3,091	42,852	131,500	337,318	652,200
Operating	78,979	—	76,512	1,606	1,435	93,795	388,387	1,302,164	1,942,878
Renting	41,946	37,353	44,869	108	—	5,940	25,947	489,727	645,890
Repairs and Maintenance	159,486	8,643	130,926	94,680	92,268	121,222	663,314	1,395,609	2,666,148
Taxes and Insurance	247,729	64,529	147,217	46,164	36,094	127,505	426,665	1,731,155	2,827,058
	1,084,178	137,143	839,730	153,000	175,454	752,226	2,724,546	9,060,884	14,927,161
Income Before Other Income	584,876	106,994	733,398	(40,215)	(100,642)	324,515	732,752	6,814,372	9,156,050
Other Income (Loss)
Interest Expense	(440,676)	—	(384,824)	—	—	(237,707)	(770,342)	(5,032,626)	(6,866,175)
Interest Income	—	—	—	—	—	—	—	—	—
Other (Loss)	—	—	—	—	—	—	—	(3,829,950)	(3,829,950)
Gain on sale of real estate	—	—	—	1,972,876	2,437,665	—	—	—	4,410,541
	(440,676)	—	(384,824)	1,972,876	2,437,665	(237,707)	(770,342)	(8,862,576)	(6,285,584)
Net Income (Loss)	$144,200	$106,994	$348,574	$1,932,662	$2,337,023	$86,807	$(37,590)	$(2,048,202)	$2,870,466
Net Income (Loss)—NERA 50%	$72,100	$53,497	$174,287	$966,331	$1,168,512	$43,404	$(18,795)		2,459,336
Net Income —NERA 40%								$(819,282)	(819,282)
									$1,640,054

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the year ended December 31, 2020 and 2019 was approximately $45,000 and $45,000 respectively.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
Revenue	$16,375,584	$15,759,106	$15,142,266	$14,825,754	$62,102,710
Expenses	12,031,150	11,314,637	11,914,630	11,873,260	47,133,677
Income Before Other Income	4,344,434	4,444,469	3,227,636	2,952,494	14,969,033
Other Expenses	(2,975,651)	(2,979,418)	(3,666,920)	(3,922,516)	(13,544,505)
Net Income	$1,368,783	$1,465,051	$(439,284)	$(970,022)	$1,424,528
Net Income per Unit	$11.23	$12.03	$(3.61)	$(7.95)	$11.70
Net Income Per Unit	$11.23	$12.03	$(3.61)	$(7.95)	$11.70
Income Per Depositary Receipt	$0.37	$0.40	$(0.12)	$(0.27)	$0.39
Net Income Per Depositary Receipt	$0.37	$0.40	$(0.12)	$(0.27)	$0.39

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
Revenue	$14,882,144	$14,991,403	$15,155,901	$15,447,866	$60,477,314
Expenses	10,930,457	10,412,256	10,978,884	10,883,950	43,205,547
Income Before Other Income	3,951,687	4,579,147	4,177,017	4,563,916	17,271,767
Other Expenses	(2,451,171)	(2,814,903)	(2,793,038)	(2,665,403)	(10,724,515)
Net Income	$1,500,516	$1,764,244	$1,383,979	$1,898,513	$6,547,252
Net Income per Unit	$12.21	$14.40	$11.32	$15.55	$53.48
Net Income Per Unit	$12.21	$14.40	$11.32	$15.55	$53.48
Income Per Depositary Receipt	$0.41	$0.48	$0.38	$0.51	$1.78
Net Income Per Depositary Receipt	$0.41	$0.48	$0.38	$0.51	$1.78

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

NOTE 18—SUBSEQUENT EVENTS

From January 1, 2021 through March 8, 2021, the Partnership has not purchased any Depository Receipts.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2020

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2020:
Deducted from asset accounts:
Allowance for doubtful accounts	240,111	1,846,237		632,653	1,453,695
Year Ended December 31, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts	532,161	445,909		737,959	240,111
Year Ended December 31, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	643,990	357,789		469,618	532,161
(a)	Uncollectible accounts written off

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(d) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934) (38)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.(20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013(17)
(10.15)	Loan Agreement dated July 15, 2013(18)
(10.16)	Revolving Line of Credit dated July 31, 2014(19)
(10.17)	Purchase and Sale Agreement dated August 27, 2015, between Avalon II Massachusetts Value I, L.P., and the Residences at Captain Parker, LLC (25)
(10.18)	Multifamily Loan and Security Agreement dated January 7, 2016 between Residences at Captain Parker, LLC (“Captain Parker”) and KeyBank National Association (“KeyBank”)(21)
(10.19)	Multifamily Note Floating Rate dated January 7, 2016,in the principal amount of $20,071,000 made by Captain Parker(22)
(10.20)	Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture filing Massachusetts dated January 7, 2016 between Captain Parker and KeyBank (23)
(10.21)	Guaranty dated January 7, 2016, made by New England realty associates Limited Partnership as a limited guarantor (24)
(10.22)	Offer to Purchase Agreement dated June 19, 2017 by and between New England Realty Associates Limited Partnership as buyer and M.J. Realty Trust II, as seller. (26)
(10.23)	Assignment and Assumption Agreement dated July 6, 2017, by and between New England Realty Associates Limited Partnership and M.J. Realty Trust II. (27)
(10.24)	Promissory Note dated July 6, 2017 in the principal amount of $16,000,000 payable to HBC Holdings, LLC, made by New England Realty Associates Limited Partnership.(28)

(10.25)	Pledge Agreement dated July 6, 2017, by and between New England Associates Limited Partnership and HBC Holdings, LLC.(29)
(10.26)	Mortgage Note dated as of May 31,2018 in the principal amount of $125,000,000 payable to John Hancock Life Insurance Company (U.S.A.), made by Hamilton Park Towers, LLC (30)
(10.27)	Mortgage, assignment of Leases and Rents and Security Agreement dated May 31, 2018 by and between Hamilton Park Towers, LLC and John Hancock Life Insurance Company (U.S.A.).(31)
(10.28)	Guaranty Agreement dated as of May 31, 2018 made by New England Realty associates Limited Partnership and HBC Holdings, LLC in favor of John Hancock Life Insurance Company (U.S.A.) (32)
(10.29)	Purchase and Sale agreement dated September 27, 2019, between Country Club Garden Apartments and The Hamilton Company, or its Nominee. (33)
(10.30)	Loan Agreement dated December 20, 2019, by and between Mill Street Gardens, LLC, and Insurance Strategy Funding Corp. LLC. (34).
(10.31)	Promissory Note dated December 20, 2019, in the principal amount of $35,000,000, payable to Insurance Strategy Funding Corp. LLC. by Mill Street Gardens, LLC (35)
(10.32)	Guaranty dated December 20, 2019, made by New England Realty Associates Limited Partnership as a Guarantor (36)
(10.33)	Mortgage Deed, Assignment of Rents and Security Agreement dated December 20, 2019 between Mill Street Gardens, LLC and Insurance Strategy Funding Corp. LLC. (37)
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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Notes 2 and 14 to Financial Statements included as part of this Form 10-K.
(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.

(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.

(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2016.
(26)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(27)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(28)	Incorporated herein by reference to Exhibit 10.4 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.5 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(30)	Incorporated herein by reference to Exhibit 10.1 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(31)	Incorporated herein by reference to Exhibit 10.2 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(32)	Incorporated herein by reference to Exhibit 10.3 to the partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(33)	Incorporated herein by reference to Exhibit 10.29 to the partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(34)	Incorporated herein by reference to Exhibit 10.30 to the partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(35)	Incorporated herein by reference to Exhibit 10.31 to the partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(36)	Incorporated herein by reference to Exhibit 10.32 to the partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(37)	Incorporated herein by reference to Exhibit 10.33 to the partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(38)	Incorporated herein by reference to Exhibit 4(d) to the partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 12, 2021
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 12, 2021
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ Guilliaem Aertsen	Director of the General Partner	March 12, 2021
Guilliaem Aertsen

/s/ David Aloise	Director of the General Partner	March 12, 2021
David Aloise

/s/ Andrew Bloch	Director of the General Partner	March 12, 2021
Andrew Bloch

/s/ Eunice Harps	Director of the General Partner	March 12, 2021
Eunice Harps

/s/ Sally Michael	Director of the General Partner	March 12, 2021
Sally Michael

/s/ Robert Somma	Director of the General Partner	March 12, 2021
Robert Somma