Form 10-Q
period 2021-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2021-05-07
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, there were 97,405 of the registrant’s Class A units (2,922,151 Depositary Receipts) of limited partnership issued and outstanding and 23,134 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Rental Properties	$261,361,758	$264,609,887
Cash and Cash Equivalents	20,822,344	18,646,972
Rents Receivable	1,224,948	1,412,074
Real Estate Tax Escrows	546,426	534,941
Prepaid Expenses and Other Assets	4,776,893	5,054,959
Investments in Unconsolidated Joint Ventures	1,400,524	1,410,769
Total Assets	$290,132,893	$291,669,602
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	282,951,918	283,444,533
Notes Payable	17,000,000	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	21,850,666	21,339,743
Accounts Payable and Accrued Expenses	4,075,165	3,888,237
Advance Rental Payments and Security Deposits	7,187,229	7,466,134
Total Liabilities	333,064,978	333,138,647
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,756 and 121,756 units outstanding in 2021 and 2020 respectively	(42,932,085)	(41,469,045)
Total Liabilities and Partners’ Capital	$290,132,893	$291,669,602

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Rental income	$14,980,116	$16,253,430
Laundry and sundry income	108,673	122,154
	15,088,789	16,375,584
Expenses
Administrative	652,186	584,658
Depreciation and amortization	3,905,918	4,565,467
Management fee	605,391	648,993
Operating	2,045,968	1,668,402
Renting	261,966	196,871
Repairs and maintenance	1,970,087	2,086,218
Taxes and insurance	2,252,134	2,280,541
	11,693,650	12,031,150
Income Before Other Income (Expense)	3,395,139	4,344,434
Other Income (Expense)
Interest income	21	107
Interest expense	(3,364,170)	(3,450,325)
Income (Loss) from investments in unconsolidated joint ventures	(325,170)	474,567
	(3,689,319)	(2,975,651)
Net Income (Loss)	$(294,180)	$1,368,783

Net Income (Loss) per Unit	$(2.42)	$11.23

Weighted Average Number of Units Outstanding	121,756	121,877

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2020	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,787)
Distribution to Partners	—	—	—	—	—	—	(935,338)	(222,143)	(11,692)	(1,169,173)
Stock Buyback	—	—	—	—	219	(219)	(74,095)	(3,900)	(311,952)	(389,947)
Net Income	—	—	—	—	—	—	1,095,026	260,069	13,688	1,368,783
Balance March 31, 2020	144,180	34,243	1,802	180,225	58,466	121,759	$(30,201,652)	(7,125,689)	(686,783)	(38,014,124)

Balance January 1 , 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	$(7,852,318)	$(413,280)	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(935,088)	(222,083)	(11,689)	(1,168,860)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net (Loss)	—	—	—	—	—	—	(235,344)	(55,894)	(2,942)	(294,180)
Balance March 31, 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(34,373,879)	$(8,130,295)	$(427,911)	$(42,932,085)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(294,180)	$1,368,783
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,905,918	4,565,467
Amortization of deferred financing costs	59,960	59,876
Loss (Income) from investments in joint ventures	325,170	(474,567)
Allowance for doubtful accounts	1,271,051	197,800
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	8,500	—
(Increase) in rents receivable	(1,083,925)	(351,497)
Increase (Decrease) in accounts payable and accrued expense	186,928	(880,166)
(Increase) in real estate tax escrow	(11,485)	(81,286)
Decrease in prepaid expenses and other assets	254,378	59,110
(Decrease) in advance rental payments and security deposits	(278,905)	(231,217)
Total Adjustments	4,637,590	2,863,520
Net cash provided by operating activities	4,343,410	4,232,303
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	187,500	9,062
(Investment) in unconsolidated joint ventures	—	(9,062)
Improvement of rental properties	(634,103)	(1,047,185)
Net cash provided by (used in) investing activities	(446,603)	(1,047,185)
Cash Flows from Financing Activities
Payment of financing costs	—	(132,306)
Proceeds of mortgage notes payable	—	3,781,877
Payment of note payable	—	(1,000,000)
Principal payments of mortgage notes payable	(552,575)	(575,128)
Stock buyback	—	(389,947)
Distributions to partners	(1,168,860)	(1,169,173)
Net cash provided by (used in) financing activities	(1,721,435)	515,323
Net Increase in Cash and Cash Equivalents	2,175,372	3,700,441
Cash and Cash Equivalents, at beginning of period	18,646,972	7,546,324
Cash and Cash Equivalents, at end of period	$20,822,344	$11,246,765

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $60,000 and $60,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2021 or 2020. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At March 31, 2021, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.03%. At March 31, 2021 and December 31, 2020, respectively approximately $21,116,000, and $18,830,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $89,350 and $69,056 for the three months ended March 31, 2021 and 2020, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2021 and 2020 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of March 31, 2021, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2021, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at March 31, 2021 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2021	December 31, 2020	Useful Life
Land, improvements and parking lots	$86,867,393	$86,867,393	15	-	40	years
Buildings and improvements	253,483,082	253,322,865	15	-	40	years
Kitchen cabinets	17,234,223	17,157,121	5	-	10	years
Carpets	11,304,573	11,146,634	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	608,271	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,092,194	1,092,194	10	-	30	years
Equipment	17,750,185	17,596,043	5	-	30	years
Motor vehicles	211,660	211,660			5	years
Fences	46,871	46,872	5	-	15	years
Furniture and fixtures	7,781,841	7,697,137	5	-	7	years
Smoke alarms	496,641	496,641	5	-	7	years
Total fixed assets	399,263,896	398,629,793
Less: Accumulated depreciation	(137,902,138)	(134,019,906)
	$261,361,758	$264,609,887

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $605,000 and $649,000 for the three months ended March 31, 2021 and 2020, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2021 and 2020, approximately $256,000 and $346,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2021 expenses referred to above, approximately $46,000 consisted of repairs and maintenance, and $55,000 of administrative expense. Approximately $155,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2021, the Hamilton Company received approximately $142,000 from the Investment Properties of which approximately $127,000 was the management fee, approximately $6,000 was for maintenance services, approximately $8,000 was for administrative services and approximately $1,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $843,000 and $822,000 for the three months ended March 31, 2021 and 2020, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the three months ended March 31, 2021, the Partnership accrued $11,000 for the employer’s match portion to the plan. For the three months ended March 31, 2020, the Partnership contributed $11,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2021 and 2020, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $2,790,000, and $2,830,000 of security deposits are included in prepaid expenses and other assets at March 31, 2021 and December 31, 2020, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at March 31, 2021 and December 31, 2020 is approximately $1,225,000 and $1,073,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $45,000 net of accumulated amortization of approximately $1,373,000 and approximately $51,000 net of accumulated amortization of approximately $1,367,000 at March 31, 2021 and December 31, 2020, respectively.

Financing fees in association with the line of credit of approximately $9,000 and $42,000 are net of accumulated amortization of approximately $16,000 and $6,000 at March 31, 2021 and December 31, 2020 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2021 and December 31, 2020, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2021, the interest rates on these loans ranged from 3.53% to 5.66%, payable in monthly installments aggregating approximately $1,257,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At March 31, 2021, the weighted average interest rate on the above mortgages was 4.43%. The effective rate of 4.51% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,285,000 and $1,345,000 are net of accumulated amortization of approximately $1,624,000 and $1,564,000 at March 31, 2021 and December 31, 2020, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2021 are as follows:

2022—current maturities	$2,620,000
2023	67,012,000
2024	38,298,000
2025	11,093,000
2026	21,647,000
Thereafter	143,567,000
284,237,000
Less: unamortized deferred financing costs	(1,285,000)
$282,952,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Management is currently working with the lender on a three year renewal of the line of credit. As of April 30, 2021, the Partnership had not completed the renewal and exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $3,000 in fees for the three months ended March 31, 2021.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down $1,000,000. As of March 31, 2021, the line of credit had an outstanding balance of $17,000,000.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. The Partnership is in compliance with these covenants as of March 31, 2021.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2021, amounts received for prepaid rents of approximately $1,999,000 are included in cash and cash equivalents, and security deposits of approximately $2,790,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2021.

In 2020, regular quarterly distributions of $9.60 per unit ($0.32 per receipt), were paid in March, June, September and December.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2021	2020
Net Income (Loss) per Depositary Receipt	$(0.08)	$0.37
Distributions per Depositary Receipt	$0.32	$0.32

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2021 are as follows:

Class A	46,775
Class B	11,109
General Partnership	585
58,469

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2021, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2021, the Partnership did not purchase any Depositary Receipts.

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

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2021, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2021 as follows:

Commercial
Property Leases
2022	$2,137,000
2023	1,527,000
2024	1,152,000
2025	503,000
2026	284,000
Thereafter	490,000
$6,093,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $150,000 and $121,000 for the three months ended March 31, 2021 and 2020 respectively. Staples and Trader Joe’s, tenants at Staples Plaza, are approximately 25% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2022	$1,065,898	59,415	20	39%
2023	221,861	6,392	6	8%
2024	672,213	19,432	9	25%
2025	395,806	14,868	8	15%
2026	204,708	3,473	4	7%
2027	23,340	724	1	1%
2028	—	—	—	—%
2029	—	—	—	—%
2030	142,450	3,850	1	5%
2031	—	—	—	—%
Totals	$2,726,276	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,271,000 and $1,454,000 at March 31, 2021 and December 31, 2020. Included in rents receivable at March 31, 2021 is approximately $84,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street, Cypress Street, and Staples Plaza in Massachusetts.

Rents receivable at March 31, 2021 also includes approximately $427,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2021 and 2020, cash paid for interest was approximately $3,306,000, and $3,229,000 respectively. Cash paid for state income taxes was approximately $56,000 and $76,000 during the three months ended March 31, 2021 and 2020 respectively. Additionally, during the three months ended March 31, 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2021 and December 31, 2020, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2021 and December 31, 2020 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2021 and December 31, 2020, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2021 and December 31, 2020, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2021	*	$282,951,918	$296,779,258
At December 31, 2020	*	$283,444,533	$303,993,142
Investment Properties
At March 31, 2021	*	$166,282,719	$174,613,534
At December 31, 2020	*	$166,308,029	$179,647,759

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2021, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward.

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

At March 31, 2021, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At March 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At March 31, 2021, the balance of the mortgage before unamortized deferred finance is $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2021, the balance of this mortgage before unamortized deferred financing costs is approximately $9,097,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information March 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,583,704	$2,590,036	$5,289,712	$84,003	$4,914,411	$14,982,149	$80,053,070	$114,497,085
Cash & Cash Equivalents	66,579	40,821	139,721	6,435	132,455	574,605	2,564,784	3,525,400
Rent Receivable	31,379	—	35,916	11,669	9,749	49,425	447,666	585,804
Real Estate Tax Escrow	74,083	—	54,505	—	38,883	113,702	—	281,173
Prepaid Expenses & Other Assets	274,840	75,119	85,816	191	15,187	177,044	1,400,615	2,028,812
Total Assets	$7,030,585	$2,705,976	$5,605,670	$102,298	$5,110,685	$15,896,925	$84,466,135	$120,918,274
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,937,949	$—	$9,048,329	$—	$5,914,414	$16,845,158	$124,536,869	$166,282,719
Accounts Payable & Accrued Expense	66,760	4,000	106,469	3,225	75,274	172,092	722,157	1,149,977
Advance Rental Pmts & Security Deposits	102,170	—	214,146	—	136,840	424,300	2,083,729	2,961,185
Total Liabilities	10,106,879	4,000	9,368,944	3,225	6,126,528	17,441,550	127,342,755	170,393,881
Partners’ Capital	(3,076,294)	2,701,976	(3,763,274)	99,073	(1,015,843)	(1,544,625)	(42,876,620)	(49,475,607)
Total Liabilities and Capital	$7,030,585	$2,705,976	$5,605,670	$102,298	$5,110,685	$15,896,925	$84,466,135	$120,918,274
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,350,988	$—	$49,536	$—	$—	$—	1,400,524
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,538,147)	$—	$(1,881,637)	$—	$(507,922)	$(772,313)	$(17,150,648)	(21,850,666)
Total Investment in Unconsolidated Joint Ventures (Net)								$(20,450,142)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	175	—	—	—	175
Units sold through May 1, 2021	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of May 1, 2021	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$230,217	$—	$333,093	$24,369	$284,524	$816,812	$3,069,883	$4,758,898
Laundry and Sundry Income	3,013	—	112	—	1,276	8,777	26,152	39,330
	233,230	—	333,205	24,369	285,800	825,589	3,096,035	4,798,228
Expenses
Administrative	14,556	853	4,803	714	3,583	20,219	46,851	91,579
Depreciation and Amortization	118,942	5,074	85,345	816	84,025	269,915	924,560	1,488,677
Management Fees	5,260	—	12,412	628	11,296	32,375	65,278	127,249
Operating	29,432	—	13,521	91	34,596	124,933	298,094	500,667
Renting	32,784	—	14,328	—	360	30,760	84,955	163,187
Repairs and Maintenance	52,547	—	23,278	—	19,405	122,446	452,895	670,571
Taxes and Insurance	65,539	14,885	43,670	4,797	34,976	110,134	597,786	871,787
	319,060	20,812	197,357	7,046	188,241	710,782	2,470,419	3,913,717
Income Before Other Income	(85,830)	(20,812)	135,848	17,323	97,559	114,807	625,616	884,511
Other Income (Loss)
Interest Expense	(61,312)	—	(90,643)	—	(58,625)	(187,378)	(1,264,708)	(1,662,666)
Gain on Sale of Real Estate	—	—	—	—	—	—	—	—
	(61,312)	—	(90,643)	—	(58,625)	(187,378)	(1,264,708)	(1,662,666)
Net Income (Loss)	$(147,142)	$(20,812)	$45,205	$17,323	$38,934	$(72,571)	$(639,092)	$(778,155)
Net Income (Loss)—NERA 50%	$(73,571)	$(10,406)	$22,602	$8,662	$19,466	$(36,286)		(69,534)
Net Income (Loss) —NERA 40%							$(255,636)	(255,636)
								$(325,170)

Future annual mortgage maturities at March 31, 2021 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3//31/2022	$—	$215,702	$—	$—	$—	$215,702
3/31/2023	—	224,199	—	—	—	224,199
3/31/2024	—	233,032	—	—	—	233,032
3/31/2025	—	242,212	—	16,900,000	—	17,142,212
3/31/2026	10,000,000	251,753	—	—	—	10,251,753
Thereafter	—	7,929,705	6,000,000	—	125,000,000	138,929,705
	10,000,000	9,096,603	6,000,000	16,900,000	125,000,000	166,996,603
Less: unamortized deferred financing costs	(62,051)	(48,274)	(85,586)	(54,842)	(463,131)	(713,884)
	$9,937,949	$9,048,329	$5,914,414	$16,845,158	$124,536,869	$166,282,719

At March 31, 2021 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.98% including the amortization expense of deferred financing costs.

Summary financial information at March 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,977,869	$2,592,526	$5,597,090	$87,267	$5,240,627	$15,722,824	$83,230,537	$119,448,740
Cash & Cash Equivalents	336,900	105,620	387,085	11,568	234,919	514,145	3,510,840	5,101,077
Rent Receivable	215,143	38,463	—	—	205	12,553	27,015	293,379
Real Estate Tax Escrow	62,924	—	52,215	—	27,345	77,969	—	220,453
Prepaid Expenses & Other Assets	311,711	92,886	76,295	1,682	19,098	185,332	1,559,233	2,246,237
								0
Total Assets	$7,904,547	$2,829,495	$6,112,685	$100,517	$5,522,194	$16,512,823	$88,327,625	$127,309,886
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,924,160	$—	$9,249,198	$—	$5,906,230	$16,829,107	$124,472,246	$166,380,941
Accounts Payable & Accrued Expense	82,063	3,250	103,274	5,948	50,102	152,433	639,480	1,036,550
Advance Rental Pmts& Security Deposits	294,765	—	312,134	—	137,848	439,382	2,744,163	3,928,292
Total Liabilities	10,300,988	3,250	9,664,606	5,948	6,094,180	17,420,922	127,855,889	171,345,783
Partners’ Capital	(2,396,441)	2,826,245	(3,551,921)	94,569	(571,986)	(908,099)	(39,528,264)	(44,035,897)
Total Liabilities and Capital	$7,904,547	$2,829,495	$6,112,685	$100,517	$5,522,194	$16,512,823	$88,327,625	$127,309,886
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,413,123	$—	$47,284	$—	$—	$—	$1,460,406
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,198,220)	$—	$(1,775,961)	$—	$(285,993)	$(454,050)	$(15,811,306)	(19,525,528)
Total Investment in Unconsolidated Joint Ventures (Net)								(18,065,122)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	175	—	—	—	175
Units sold through May1, 2020	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of May 1, 2020	—	—	—	—	—	—	—	—

Financial information for three months ended March 31, 2020

					Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$439,380	$60,471	$428,150	$20,558	$290,693	$905,700	$4,206,503	$6,351,455
Laundry and Sundry Income	3,385	—	454	—	—	8,749	25,742	38,330
	442,765	60,471	428,604	20,558	290,693	914,449	4,232,245	6,389,785
Expenses
Administrative	6,188	650	7,757	10,125	2,481	15,848	47,052	90,101
Depreciation and Amortization	121,642	5,074	84,494	816	86,826	261,047	916,987	1,476,886
Management Fees	17,736	2,203	16,466	822	11,532	34,984	87,082	170,825
Operating	25,524	—	12,988	45	22,226	93,845	310,381	465,009
Renting	2,775	—	8,753	—	3,000	7,720	16,804	39,052
Repairs and Maintenance	27,009	—	21,578	—	10,895	134,837	287,012	481,331
Taxes and Insurance	64,677	15,218	39,906	4,189	36,051	122,762	576,221	859,024
	265,551	23,145	191,942	15,997	173,011	671,043	2,241,539	3,582,228
Income Before Other Income	177,214	37,326	236,662	4,561	117,682	243,406	1,990,706	2,807,557
Other Income (Loss)
Interest Expense	(100,733)	—	(93,426)	—	(59,259)	(192,382)	(1,268,104)	(1,713,904)
Interest Income	—	—	—	—	—	—	—	—
	(100,733)	—	(93,426)	—	(59,259)	(192,382)	(1,268,104)	(1,713,904)
Net Income (Loss)	$76,481	$37,326	$143,236	$4,561	$58,423	$51,024	$722,602	$1,093,653
Net Income (Loss)—NERA 50%	$38,241	$18,663	$71,618	$2,281	$29,211	$25,512		185,525
Net Income (Loss)—NERA 40%							$289,042	289,042
								$474,567

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2021 was $11,000.

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

NOTE 17. SUBSEQUENT EVENTS

The current outbreak of the COVID-19 virus, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a worldwide health crisis, which is adversely affecting international, national and local economies and financial markets generally, and continues to have an unprecedented effect on the rental housing and commercial property markets. Given the continuous evolution of the COVID-19 pandemic and the global response to curb its spread, the Partnership is not able to estimate the resulting effects on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2021 or beyond.

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

Both State and Federal governments have taken steps to protect tenants during the covid - 19 Pandemic. These steps include extending the time required for a landlord to evict tenants who are not current with their rents. Although the eviction process has been significantly complicated and lengthened from approximately 4 weeks to a new estimated minimum of 3 months, the Management company is moving forward with evictions in compliance with applicable law.

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

Approximately one year has passed since we became aware of the current outbreak of COVID- 19, a novel strain of coronavirus. The World Health Organization declared a global pandemic on March 11, 2020. On March 10, 2020 the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. Over time, the Governor’s order has been modified, but restrictions are currently in place for the foreseeable future. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities are conducting classes for the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population in need of local housing and have resulted in significant vacancies in the Partnership’s apartment portfolio.

The government’s measures put into place to combat the spread of the virus have caused significant disruptions to life and business operations in Massachusetts, the country and the world. The length and severity of the current recession and the effects on the Partnership’s business are unknown at this time.

Rental collections for the first quarter for the Partnership’s wholly owned properties were approximately 98% of rents due. Residential tenants paid approximately 98% of their rent and commercial tenants paid approximately 99% of theirs. Historically, commercial rents represent 5% of the Partnership’s revenue. The rent collections for the Joint Ventures were approximately 74%. The first quarters’ collections are not necessarily an indicator of future cash receipts.

Vacancy rates for the Partnership’s residential properties as of May 1, 2021 were 6.2% as compared with a vacancy rate of 3.8% as of May 1, 2020. The majority of the vacancies in the wholly owned properties are at 62 Boylston Street, which has 93 vacant units, or 34.6% vacancy. The vacancy rate for the Joint Venture properties as of May 1, 2021 is 9.2%, as compared to 2.5% for the same period last year. The majority of the vacancies in the Joint Ventures are at Dexter Park, which has 33 vacant units, or 8.1 % vacancy. With the uncertainties with the economy and the re-opening of Colleges and Universities in the fall, this year’s rental season started off slowly and has just recently started to improve. However, the inventory of unrented units is significantly higher than in past years. It is likely that the Partnership will have a high number of vacancies for the balance of 2021, and the first half of 2022. In order to rent as many of these units as possible, management has reduced rent significantly and is offering up to two months free rent.

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

During the first quarter of 2021, rents increased on average of 0.3% for renewals and decreased on average of 5.0% for new leases. For the balance of 2021, due to the ongoing global coronavirus pandemic, management expects a significant softening of the local real estate market and is experiencing a decrease in rent and continuing rent concessions.

For the first quarter of 2021, consolidated revenue decreased by 7.8%, operating expenses decreased by 2.8% and Income before Other Income (Expense) decreased by 21.9%. For the same reporting period, vacancy was 6.2% in 2021 vs 3.8% in 2020.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus an applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was subsequently extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. As of March 31, 2021, the credit line had an outstanding balance of $17,000,000. Management is currently working with the lender on a three year renewal of the line of credit. As of April 30, 2021, the Partnership had not completed the renewal and has exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension.

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

From the start of the Stock Repurchase Program in 2007 through March 31, 2021, the Partnership has purchased 1,428,437 Depositary Receipts. During the three months ended March 31, 2021, the Partnership did not purchase any Depositary Receipts. In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

At May 1, 2021, the Harold Brown related entities and Ronald Brown collectively own approximately 30.9% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner, and all of the outstanding stock of Hamilton. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2021, tenant renewals were approximately 60% with an average rental increase of approximately 0.3%, new leases accounted for approximately 40% with rental rate decreases of approximately 5.0%. During the three months ended March 31, 2021, leasing commissions were approximately $168,000 compared to approximately $114,000 for the three months ended March 31, 2020, an increase of approximately $54,000 (47.2%). Tenant concessions were approximately $5,000 for the three months ended March 31, 2021, compared to approximately $12,000 for the three months ended March 31, 2020, a decrease of approximately $7,000 (58.3%). Tenant improvements were approximately $320,000 for the three months ended March 31, 2021, compared to approximately $621,000 for the three months ended March 31, 2020, a decrease of approximately $301,000 (48.5%).

Hamilton accounted for approximately 2.3% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2021 and 3.2 % during the three months ended March 31, 2020. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $24,000 (52.9%) and approximately $52,000 (86.3%) of the legal services paid for by the Partnership during the three months ended March 31, 2021 and 2020 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2021, Hamilton provided the Partnership approximately $155,000 in construction and architectural services, compared to approximately $196,000 for the three months ended March 31, 2020.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2021 and 2020, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 and March 31, 2020

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $3,395,000 during the three months ended March 31, 2021, compared to approximately $4,344,000 for the three months ended March 31, 2020, a decrease of approximately $949,000 (21.9%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2021	May 1, 2020
Residential
Units	2,911	2,911
Vacancies	180	110
Vacancy rate	6.2%	3.8%
Commercial
Total square feet	108,154	108,154
Vacancy	4,844	3,900
Vacancy rate	4.5%	3.6%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2021		2020
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$14,980	$14,980	$16,253	$16,253
Residential percentage	94%	94%	95%	95%
Commercial percentage	6%	6%	5%	5%
Contingent rentals	$150	$150	$121	$121

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020:

	Three Months Ended March 31,		Dollar	Percent
	2021	2020	Change	Change
Revenues
Rental income	$14,980,116	$16,253,430	$(1,273,314)	(7.8)%
Laundry and sundry income	108,673	122,154	(13,481)	(11.0)%
	15,088,789	16,375,584	(1,286,795)	(7.9)%
Expenses
Administrative	652,186	584,658	67,528	11.6%
Depreciation and amortization	3,905,918	4,565,467	(659,549)	(14.4)%
Management fee	605,391	648,993	(43,602)	(6.7)%
Operating	2,045,968	1,668,402	377,566	22.6%
Renting	261,966	196,871	65,095	33.1%
Repairs and maintenance	1,970,087	2,086,218	(116,131)	(5.6)%
Taxes and insurance	2,252,134	2,280,541	(28,407)	(1.2)%
	11,693,650	12,031,150	(337,500)	(2.8)%
Income Before Other Income (Expense)	3,395,139	4,344,434	(949,295)	(21.9)%
Other Income (Expense)
Interest income	21	107	(86)	(80.4)%
Interest expense	(3,364,170)	(3,450,325)	86,155	(2.5)%
Income from investments in unconsolidated joint ventures	(325,170)	474,567	(799,737)	(168.5)%
	(3,689,319)	(2,975,651)	(713,668)	24.0%
Net Income (Loss)	$(294,180)	$1,368,783	$(1,662,963)	(121.5)%

Rental income for the three months ended March 31, 2021 was approximately $14,980,000, compared to approximately $16,253,000 for the three months ended March 31, 2020, a decrease of approximately $1,273,000 (7.8%). Although rental income has increased at a number of properties, due to the effect of the Pandemic, a number of properties incurred a decrease in their rental income. The Partnership properties with the largest increases in rental income include Hamilton Oaks, Westside Colonial, and Hamilton Green with increases of $60,000, $28,000, and $27,000 respectively. These are offset by certain properties with the largest decreases in rental income, which include 62 Boylston, 1144 Commonwealth, and Lincoln Street, with decreases of approximately $759,000, 139,000, and $55,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2021 were approximately $11,694,000 compared to approximately $12,031,000 for the three months ended March 31, 2020, a decrease of approximately $337,000 (2.8%). The factors contributing to the decrease are a decrease in depreciation and amortization of approximately $660,000, (14.4%), and a decrease in repairs and maintenance expenses of approximately $116,000 (5.6%), partially offset by an increase in operating costs of approximately $378,000 (22.6%), due to an increase in snow removal expense of approximately $270,000.

Interest expense for the three months ended March 31, 2021 was approximately $3,364,000 compared to approximately $3,450,000 for the three months ended March 31, 2020, a decrease of approximately $86,000 (2.5%). The decrease in interest expense is primarily due to a decrease in interest expense on the line of credit of approximately $65,000.

At March 31, 2021, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $325,000 for the three months ended March 31, 2021, compared to net income of approximately $475,000 for the three months ended March 31, 2020, a decrease in income of approximately $800,000 (168.5%). This decrease is primarily due to the reduction in rental revenue from approximately $ 2,755,000 to

$2,073,000, a decrease of approximately $682,000 (24.8%) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Included in the income for the three months ended March 31, 2021 is depreciation and amortization expense of approximately $652,000.

As a result of the changes discussed above, the net loss for the three months ended March 31, 2021 was approximately $294,000 compared to net income of approximately $1,369,000 for the three months ended March 31, 2020, a decrease in income of approximately $1,663,000 (121.5%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2021 was the collection of rents. The Partnership’s principal source of cash in 2020 was the collection of rents. The majority of cash and cash equivalents of $20,822,344 at March 31, 2021 and $18,646,972 at December 31, 2020 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $2,175,372 for the three months ended March 31, 2021 is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$4,343,410	$4,232,303
Cash (used in) investing activities	(446,603)	(1,047,185)
Cash (used in) provided by financing activities	(552,575)	2,074,443
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(389,947)
Distributions paid	(1,168,860)	(1,169,173)
Net increase (decrease) in cash and cash equivalents	$2,175,372	$3,700,441

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to improvements to rental properties. The change in cash used in financing activities is due to the pay down of mortgages,

During 2021, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $634,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Redwood Hills, 1144 Commonwealth, Hamilton Oaks, Dean Street Associates, and Hamilton Green, at a cost of approximately $137,000, $69,000, $59,000, $52,000, $42,000 and $40,000 respectively.

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

During the three months ended March 30, 2021, the Partnership received distributions of approximately $196,000 from the investment properties. For the three months ended March 31, 2020, the Partnership did not receive any distributions from the investment properties. In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2021.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. The Partnership is currently in negotiations to extend the line of credit. Management is currently working with the lender on a three year renewal of the line of credit. As of April 30, 2021, the Partnership had not completed the renewal and had exercised a one year extension. The Partnership paid an extension fee of approximately $37,500 in association with the extension.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000.

On January 22, 2020, the Partnership paid down the line by $1,000,000. As of March 31, 2021, the line of credit had an outstanding balance of $17,000,000.

The Partnership anticipates that cash from operations will be sufficient to fund its current operations, pay distributions, make required debt payments and finance current improvements to its properties. The Partnership may also sell or refinance properties. The Partnership’s net income and cash flow may fluctuate dramatically from year to year as a result of the sale or refinancing of properties, property improvements, increases or decreases in rental income or expenses, or the loss of significant tenants.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2021 the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2021, our proportionate share of the non-recourse debt related to these investments was approximately $70,998,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2021, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2022	2023	2024	2025	2026	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,619,560	$67,011,788	$38,297,491	$11,093,452	$21,647,487	$143,567,360	$284,237,138

Other obligations	17,000,000	—	—	—	—	—	17,000,000
Total Contractual Obligations	$19,619,560	$67,011,788	$38,297,491	$11,093,452	$21,647,487	$143,567,360	$301,237,138

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

As of March 31, 2021, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $451,234,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $27,000,000 (without taking out unamortized deferred financing costs) as of March 31, 2021. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $220,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2021 would be approximately $17.1 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting as a result of a majority or our office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the first quarter of 2021:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

January 1-31, 2021	$—	—	571,561
February 1-28, 2021	$—	—	571,561
March 1-31, 2021	$—	—	571,561
Total		—

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2021, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2021, the Partnership did not purchase any Depositary Receipts. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership elected to temporarily suspend the repurchase program.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: May 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 7, 2021
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 7, 2021
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	May 7, 2021
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	May 7, 2021
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 7, 2021
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	May 7, 2021
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	May 7, 2021
Sally Michael

/s/ ROBERT SOMMA	Director of the General Partner	May 7, 2021
Robert Somma