Form 10-Q
period 2021-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2021-08-06
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, there were 97,405 of the registrant’s Class A units (2,922,151 Depositary Receipts) of limited partnership issued and outstanding and 23,134 Class B units issued and outstanding.

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

The results of operations for the three and six month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Rental Properties	$258,204,893	$264,609,887
Cash and Cash Equivalents	23,367,379	18,646,972
Rents Receivable	1,150,860	1,412,074
Real Estate Tax Escrows	566,228	534,941
Prepaid Expenses and Other Assets	5,501,597	5,054,959
Investments in Unconsolidated Joint Ventures	1,416,958	1,410,769
Total Assets	$290,207,915	$291,669,602
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	282,438,864	283,444,533
Notes Payable	17,000,000	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	22,328,026	21,339,743
Accounts Payable and Accrued Expenses	4,312,362	3,888,237
Advance Rental Payments and Security Deposits	7,659,718	7,466,134
Total Liabilities	333,738,970	333,138,647
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,756 and 121,756 units outstanding in 2021 and 2020 respectively	(43,531,055)	(41,469,045)
Total Liabilities and Partners’ Capital	$290,207,915	$291,669,602

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Rental income	$15,333,216	$15,646,814	$30,313,332	$31,900,244
Laundry and sundry income	114,128	112,292	222,801	234,446
	15,447,344	15,759,106	30,536,133	32,134,690
Expenses
Administrative	559,818	512,195	1,212,004	1,096,853
Depreciation and amortization	3,943,664	4,601,617	7,849,582	9,167,084
Management fee	616,348	615,541	1,221,739	1,264,534
Operating	1,407,646	1,291,781	3,453,614	2,960,183
Renting	221,275	128,608	483,241	325,479
Repairs and maintenance	2,334,403	2,049,174	4,304,490	4,135,392
Taxes and insurance	2,176,958	2,115,721	4,429,092	4,396,262
	11,260,112	11,314,637	22,953,762	23,345,787
Income Before Other Income (Expense)	4,187,232	4,444,469	7,582,371	8,788,903
Other Income (Expense)
Interest income	25	52	46	159
Interest expense	(3,378,942)	(3,423,583)	(6,743,111)	(6,873,908)
Income (Loss) from investments in unconsolidated joint ventures	(238,424)	444,113	(563,595)	918,680
	(3,617,341)	(2,979,418)	(7,306,660)	(5,955,069)
Net Income	$569,891	$1,465,051	$275,711	$2,833,834

Net Income per Unit	$4.68	$12.03	$2.26	$23.26

Weighted Average Number of Units Outstanding	121,756	121,756	121,756	121,816

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partners’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2020	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,787)
Distribution to Partners	—	—	—	—	—	—	(1,870,428)	(444,226)	(23,380)	(2,338,034)
Stock Buyback	—	—	—	—	222	(222)	(315,220)	(74,870)	(3,941)	(394,031)
Net Income	—	—	—	—	—	—	2,267,068	538,428	28,338	2,833,834
Balance June 30, 2020	144,180	34,243	1,802	180,225	58,469	121,756	$(30,205,825)	(7,140,383)	(375,810)	(37,722,018)

Balance January 1 , 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	$(7,852,318)	$(413,280)	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(1,870,177)	(444,167)	(23,377)	(2,337,721)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	220,569	52,385	2,757	275,711
Balance June 30, 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(34,853,055)	$(8,244,100)	$(433,900)	$(43,531,055)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$275,711	$2,833,834
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,849,582	9,167,084
Amortization of deferred financing costs	119,919	119,835
Loss (Income) from investments in joint ventures	563,595	(918,680)
Allowance for doubtful accounts	1,176,554	729,653
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	18,500	5,000
(Increase) in rents receivable	(915,340)	(1,259,948)
Increase (Decrease) in accounts payable and accrued expense	424,125	(676,850)
(Increase) Decrease in real estate tax escrow	(31,287)	9,279
(Increase) Decrease in prepaid expenses and other assets	(505,968)	188,556
Increase (Decrease) in advance rental payments and security deposits	193,584	(672,890)
Total Adjustments	8,893,264	6,691,039
Net cash provided by operating activities	9,168,975	9,524,873
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	400,000	1,060,585
(Investment) in unconsolidated joint ventures	—	(10,585)
Improvement of rental properties	(1,385,258)	(1,504,059)
Net cash (used in) investing activities	(985,258)	(454,059)
Cash Flows from Financing Activities
Payment of financing costs	—	(136,325)
Proceeds of mortgage notes payable	—	3,781,877
Payment of note payable	—	(1,000,000)
Principal payments of mortgage notes payable	(1,125,589)	(1,134,602)
Stock buyback	—	(394,031)
Distributions to partners	(2,337,721)	(2,338,034)
Net cash provided by (used in) financing activities	(3,463,310)	(1,221,115)
Net Increase in Cash and Cash Equivalents	4,720,407	7,849,699
Cash and Cash Equivalents, at beginning of period	18,646,972	7,546,324
Cash and Cash Equivalents, at end of period	$23,367,379	$15,396,023

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $120,000 and $120,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2021 or 2020 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2021 or 2020. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At June 30, 2021, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.03%. At June 30, 2021 and December 31, 2020, respectively approximately $23,473,000, and $18,830,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $154,569 and $145,803 for the six months ended June 30, 2021 and 2020, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2021 and 2020 there was no capitalized interest.

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

NOTE 2. RENTAL PROPERTIES

As of June 30, 2021, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2021, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at June 30, 2021 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2021	December 31, 2020	Useful Life
Land, improvements and parking lots	$86,880,375	$86,867,393	15	-	40	years
Buildings and improvements	253,649,590	253,322,865	15	-	40	years
Kitchen cabinets	17,369,285	17,157,121	5	-	10	years
Carpets	11,520,222	11,146,634	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	608,271	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,092,194	1,092,194	10	-	30	years
Equipment	17,895,940	17,596,043	5	-	30	years
Motor vehicles	211,660	211,660			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	7,857,039	7,697,137	5	-	7	years
Smoke alarms	496,641	496,641	5	-	7	years
Total fixed assets	400,015,051	398,629,793
Less: Accumulated depreciation	(141,810,158)	(134,019,906)
	$258,204,893	$264,609,887

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,222,000 and $1,265,000 for the six months ended June 30, 2021 and 2020, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2021 and 2020, approximately $529,000 and $533,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2021 expenses referred to above, approximately $105,000 consisted of repairs and maintenance, and $122,000 of administrative expense. Approximately $302,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2021, the Hamilton Company received approximately $289,000 from the Investment Properties of which approximately $257,000 was the management fee, approximately $19,000 was for maintenance services, approximately $12,000 was for administrative services and approximately $1,000 for architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,782,000 and $1,738,000 for the six months ended June 30, 2021 and 2020, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the six months ended June 30, 2021, the Partnership accrued $22,000 for the employer’s match portion to the plan. For the six months ended june 30, 2020, the Partnership contributed $22,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2021 and 2020, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $2,907,000, and $2,830,000 of security deposits are included in prepaid expenses and other assets at June 30, 2021 and December 31, 2020, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at June 30, 2021 and December 31, 2020 is approximately $1,378,000 and $1,073,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $38,000 net of accumulated amortization of approximately $1,379,000 and approximately $51,000 net of accumulated amortization of approximately $1,367,000 at June 30, 2021 and December 31, 2020, respectively.

Financing fees in association with the line of credit of approximately $19,000 and $42,000 are net of accumulated amortization of approximately $25,000 and $6,000 at June 30, 2021 and December 31, 2020 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2021 and December 31, 2020, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2021, the interest rates on these loans ranged from 3.53% to 5.66%, payable in monthly installments aggregating approximately $1,257,000 including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At June 30, 2021, the weighted average interest rate on the above mortgages was 4.43%. The effective rate of 4.51% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,225,000 and $1,345,000 are net of accumulated amortization of approximately $1,684,000 and $1,564,000 at June 30, 2021 and December 31, 2020, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2021 are as follows:

2022—current maturities	$2,549,000
2023	79,941,000
2024	25,419,000
2025	11,269,000
2026	21,709,000
Thereafter	142,777,000
283,664,000
Less: unamortized deferred financing costs	(1,225,000)
$282,439,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension. Management has a signed term sheet with the lender and is working to close on a three year extension and modification of the line of credit in August 2021.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $6,000 in fees for the six months ended June 30, 2021.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down $1,000,000. As of June 30, 2021, the line of credit had an outstanding balance of $17,000,000.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. As of June 30, 2021, the Partnership is not in compliance with the loan covenants required by the terms of the line of credit, eliminating any additional advances. In anticipation of this, Management has been working with the lender to extend and modify the terms of the credit line. On July 30, 2021, the Partnership signed a term sheet to modify the covenant terms and extend the maturity of the credit line. The Partnership will be in compliance with the loan covenants under the terms of loan extension and modification. See Note 17. Subsequent Events for details.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2021, amounts received for prepaid rents of approximately $2,097,000 are included in cash and cash equivalents, and security deposits of approximately $2,907,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2021. In April 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on June 30, 2021.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2021	2020
Net Income per Depositary Receipt	$0.08	$0.78
Distributions per Depositary Receipt	$0.64	$0.64

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2021 are as follows:

Class A	46,775
Class B	11,109
General Partnership	585
58,469

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2021, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2021, the Partnership did not purchase any Depositary Receipts.

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

The Massachusetts economy has opened significantly since the spring of 2021 with the lifting of COVID-19 restrictions and the state of emergency. Colleges and universities are scheduled to resume on-campus learning in the fall. Vacancy rates at the Partnership’s properties are back in line with pre-COVID levels. However, the COVID-19 pandemic continues to spread as new variants emerge even as the percentage of the population who have been vaccinated increases. There is considerable uncertainty as to when the pandemic will end and what effects it will have on the economy as it continues. The COVID-19 pandemic may cause financial hardships to our residential and commercial tenants leading to their inability to pay rent. The pandemic may also cause reduced demand for our commercial space and residential units which would have a negative impact on the Partnership’s financial performance.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2021, approximately 94% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 6% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2021 as follows:

Commercial
Property Leases
2022	$2,268,000
2023	1,507,000
2024	996,000
2025	437,000
2026	260,000
Thereafter	450,000
$5,918,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $290,000 and $251,000 for the six months ended June 30, 2021 and 2020 respectively. Staples and Trader Joe’s, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2022	$1,011,281	59,188	20	39%
2023	428,967	11,761	8	16%
2024	491,548	14,668	8	18%
2025	414,562	14,674	7	15%
2026	172,427	3,289	4	6%
2027	23,340	724	1	1%
2028	—	—	—	—%
2029	—	—	—	—%
2030	142,450	3,850	1	5%
2031	—	—	—	—%
Totals	$2,684,575	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $1,177,000 and $1,454,000 at June 30, 2021 and December 31, 2020. Included in rents receivable at June 30, 2021 is approximately $285,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street, Cypress Street, and Staples Plaza in Massachusetts.

Rents receivable at June 30, 2021 also includes approximately $227,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2021 and 2020, cash paid for interest was approximately $6,650,000, and $6,611,000 respectively. Cash paid for state income taxes was approximately $60,000 and $81,000 during the six months ended June 30, 2021 and 2020 respectively. Additionally, during the six months ended June 30, 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At June 30, 2021 and December 31, 2020, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2021 and December 31, 2020 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2021 and December 31, 2020, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2021 and December 31, 2020, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2021	*	$282,438,864	$299,691,938
At December 31, 2020	*	$283,444,533	$303,993,142
Investment Properties
At June 30, 2021	*	$166,256,899	$177,372,824
At December 31, 2020	*	$166,308,029	$179,647,759

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2021, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward.

NOTE 14. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Partnership has invested in seven limited partnerships and limited liability companies, the majority of which have invested in residential apartment complexes, with three Joint Ventures investing in commercial property. The Partnership has between a 40%-50% ownership interests in each investment. The other investors are the Brown Family related entities and five current and former employees of the Management Company. The Brown Family’s ownership interest was between 47.6% and 59%, with the balance owned by the others. A description of each investment is as follows;

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

At June 30, 2021, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At June 30, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At June 30, 2021, the balance of the mortgage before unamortized deferred finance is $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero.The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2021, the balance of this mortgage before unamortized deferred financing costs is approximately $9,043,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at June 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,476,479	$2,589,414	$5,224,951	$83,187	$4,847,230	$14,739,183	$79,408,476	$113,368,920
Cash & Cash Equivalents	22,648	20,622	203,017	9,049	132,985	640,754	3,846,947	4,876,022
Rent Receivable	81,081	57,240	31,630	4,627	5,580	63,123	451,301	694,582
Real Estate Tax Escrow	77,015	—	23,088	—	41,918	121,206	—	263,227
Prepaid Expenses & Other Assets	296,522	72,420	99,238	342	19,670	186,140	1,397,029	2,071,361
Total Assets	$6,953,745	$2,739,696	$5,581,924	$97,205	$5,047,383	$15,750,406	$85,103,753	$121,274,112
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,941,396	$—	$8,996,847	$—	$5,916,460	$16,849,171	$124,553,024	$166,256,898
Accounts Payable & Accrued Expense	95,536	1,500	103,668	1,485	49,723	207,351	843,393	1,302,656
Advance Rental Pmts & Security Deposits	161,990	—	234,348	—	140,039	425,766	3,291,355	4,253,498
Total Liabilities	10,198,922	1,500	9,334,863	1,485	6,106,222	17,482,288	128,687,772	171,813,052
Partners’ Capital	(3,245,177)	2,738,196	(3,752,939)	95,720	(1,058,839)	(1,731,882)	(43,584,019)	(50,538,940)
Total Liabilities and Capital	$6,953,745	$2,739,696	$5,581,924	$97,205	$5,047,383	$15,750,406	$85,103,753	$121,274,112
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,369,098	$—	$47,860	$—	$—	$—	1,416,958
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,622,589)	$—	$(1,876,470)	$—	$(529,420)	$(865,941)	$(17,433,608)	(22,328,026)
Total Investment in Unconsolidated Joint Ventures (Net)								$(20,911,068)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	175	—	—	—	175
Units sold through August 1, 2021	—	—	—	175	—	—	—	175

Financial information for the six months ended June 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$442,072	$57,240	$675,791	$48,739	$571,208	$1,664,274	$6,212,808	$9,672,132
Laundry and Sundry Income	6,208	—	112	—	3,305	18,041	49,361	77,027
	448,280	57,240	675,903	48,739	574,513	1,682,315	6,262,169	9,749,159
Expenses
Administrative	53,869	1,353	15,522	1,490	7,660	34,780	94,730	209,404
Depreciation and Amortization	238,522	10,149	170,865	1,632	168,353	540,561	1,857,642	2,987,724
Management Fees	11,846	—	26,345	1,571	22,875	64,431	129,462	256,530
Operating	69,168	—	26,077	176	54,496	213,689	501,060	864,666
Renting	54,877	—	33,934	—	720	51,559	192,557	333,647
Repairs and Maintenance	82,132	520	64,496	—	56,381	269,025	907,270	1,379,824
Taxes and Insurance	131,175	29,811	87,380	9,901	70,212	221,305	1,197,927	1,747,711
	641,589	41,833	424,619	14,770	380,697	1,395,350	4,880,648	7,779,506
Income Before Other Income	(193,309)	15,407	251,284	33,969	193,816	286,965	1,381,521	1,969,653
Other Income (Loss)
Interest Expense	(122,715)	—	(180,745)	—	(117,877)	(376,793)	(2,529,233)	(3,327,363)
Interest Income				—
Other Income	—	—	—	—	—	—	1,222	1,222
	(122,715)	—	(180,745)	—	(117,877)	(376,793)	(2,528,011)	(3,326,141)
Net Income (Loss)	$(316,024)	$15,407	$70,539	$33,969	$75,939	$(89,828)	$(1,146,490)	$(1,356,488)
Net Income (Loss)—NERA 50%	$(158,012)	$7,704	$35,270	$16,985	$37,969	$(44,914)		(105,000)
Net Income (Loss) —NERA 40%							$(458,595)	(458,595)
								$(563,595)

Financial information for the three months ended June 30, 2021

					Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$211,855	$57,240	$342,698	$24,369	$286,684	$847,462	$3,142,925	$4,913,233
Laundry and Sundry Income	3,195	—		—	2,029	9,264	23,209	37,697
	215,050	57,240	342,698	24,369	288,713	856,726	3,166,134	4,950,930
Expenses
Administrative	39,313	500	10,719	775	4,077	14,561	47,878	117,823
Depreciation and Amortization	119,580	5,075	85,520	816	84,328	270,646	933,082	1,499,047
Management Fees	6,586	—	13,933	942	11,579	32,055	64,184	129,279
Operating	39,736	—	12,556	85	19,900	88,756	202,967	364,000
Renting	22,093	—	19,606	—	360	20,798	107,602	170,459
Repairs and Maintenance	29,585	520	41,218	—	36,977	146,578	454,376	709,254
Taxes and Insurance	65,636	14,925	43,709	5,104	35,237	111,171	600,141	875,923
	322,529	21,020	227,261	7,722	192,458	684,565	2,410,230	3,865,785
Income Before Other Income	(107,479)	36,220	115,437	16,647	96,255	172,161	755,904	1,085,145
Other Income (Loss)
Interest Expense	(61,402)	—	(90,102)	—	(59,252)	(189,415)	(1,264,525)	(1,664,696)
Other income	—	—	—	—	—	—	1,222	1,222
	(61,402)	—	(90,102)	—	(59,252)	(189,415)	(1,263,303)	(1,663,474)
Net Income (Loss)	$(168,881)	$36,220	$25,335	$16,647	$37,003	$(17,254)	$(507,399)	$(578,329)
Net Income (Loss)—NERA 50%	$(84,441)	$18,110	$12,668	$8,324	$18,502	$(8,627)		(35,465)
Net Income (Loss)—NERA 40%							$(202,959)	(202,959)
								$(238,424)

Future annual mortgage maturities at June 30, 2021 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6//30/2022	$—	$217,796	$—	$—	$—	$217,796
6/30/2023	—	226,376	—	—	—	226,376
6/30/2024	—	235,293	—	—	—	235,293
6/30/2025	—	244,563	—	16,900,000	—	17,144,563
6/30/2026	10,000,000	254,197	—	—	—	10,254,197
Thereafter	—	7,865,231	6,000,000	—	125,000,000	138,865,231
	10,000,000	9,043,456	6,000,000	16,900,000	125,000,000	166,943,456
Less: unamortized deferred financing costs	(58,604)	(46,609)	(83,540)	(50,829)	(446,976)	(686,558)
	$9,941,396	$8,996,847	$5,916,460	$16,849,171	$124,553,024	$166,256,898

At June 30, 2021 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.97% including the amortization expense of deferred financing costs.

Summary financial information at June 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,866,502	$2,591,904	$5,513,615	$86,451	$5,160,011	$15,570,896	$82,374,300	$118,163,679
Cash & Cash Equivalents	368,053	85,827	243,868	20,661	162,471	553,842	3,049,217	4,483,939
Rent Receivable	343,831	43,854	6,827	—	1,407	56,713	283,270	735,902
Real Estate Tax Escrow	62,383	—	21,487	—	25,341	72,097	—	181,308
Prepaid Expenses & Other Assets	308,350	89,788	99,498	2,341	33,062	175,465	1,857,159	2,565,663

Total Assets	$7,949,119	$2,811,373	$5,885,295	$109,453	$5,382,292	$16,429,013	$87,563,946	$126,130,491
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,927,607	$—	$9,199,730	$—	$5,908,276	$16,833,120	$124,488,401	$166,357,134
Accounts Payable & Accrued Expense	72,016	1,599	89,688	11,438	64,549	157,567	963,724	1,360,581
Advance Rental Pmts& Security Deposits	300,200	—	308,520	—	147,506	440,458	2,682,182	3,878,866
Total Liabilities	10,299,823	1,599	9,597,938	11,438	6,120,331	17,431,145	128,134,307	171,596,581
Partners’ Capital	(2,350,704)	2,809,774	(3,712,643)	98,015	(738,039)	(1,002,132)	(40,570,361)	(45,466,090)
Total Liabilities and Capital	$7,949,119	$2,811,373	$5,885,295	$109,453	$5,382,292	$16,429,013	$87,563,946	$126,130,491
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,404,887	$—	$49,008	$—	$—	$—	$1,453,895
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,175,352)	$—	$(1,856,321)	$—	$(369,020)	$(501,066)	$(16,228,145)	(20,129,903)
Total Investment in Unconsolidated Joint Ventures (Net)								(18,676,009)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	175	—	—	—	175
Units sold through August1, 2020	—	—	—	175	—	—	—	175

Financial information for the six months ended June 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$820,088	$65,862	$847,492	$41,117	$581,210	$1,803,314	$8,230,449	$12,389,532
Laundry and Sundry Income	6,683	—	625	—	626	17,355	45,708	70,997
	826,771	65,862	848,117	41,117	581,836	1,820,669	8,276,157	12,460,529
Expenses
Administrative	11,480	2,200	16,328	11,056	6,650	29,475	92,773	169,962
Depreciation and Amortization	243,569	10,149	169,036	1,632	173,780	524,133	1,838,920	2,961,219
Management Fees	28,052	2,203	32,296	1,645	23,004	67,729	166,246	321,175
Operating	46,299	—	28,764	96	50,654	177,595	529,844	833,252
Renting	3,404	—	9,682	—	5,750	15,493	30,883	65,212
Repairs and Maintenance	67,209	3,046	43,375	—	38,950	233,991	511,248	897,819
Taxes and Insurance	129,401	30,457	79,714	8,680	72,176	232,474	1,138,952	1,691,854
	529,414	48,055	379,195	23,109	370,964	1,280,890	4,308,866	6,940,493
Income Before Other Income	297,357	17,807	468,922	18,008	210,872	539,779	3,967,291	5,520,036
Other Income (Loss)
Interest Expense	(172,091)	—	(186,408)	—	(118,502)	(382,787)	(2,536,786)	(3,396,574)
Interest Income	—	—	—		—	—	—	—
Gain on sale of Real Estate	—	—	—	—	—	—	—	—
	(172,091)	—	(186,408)	—	(118,502)	(382,787)	(2,536,786)	(3,396,574)
Net Income (Loss)	$125,266	$17,807	$282,514	$18,008	$92,370	$156,992	$1,430,505	$2,123,462
Net Income (Loss)—NERA 50%	$62,633	$8,904	$141,257	$9,004	$46,185	$78,496		346,478
Net Income (Loss)—NERA 40%							$572,202	572,202
								$918,680

Financial information for the three months ended June 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$380,708	$5,391	$419,342	$20,558	$290,517	$897,613	$4,023,946	$6,038,075
Laundry and Sundry Income	3,298	—	171	—	626	8,606	19,966	32,667
	384,006	5,391	419,513	20,558	291,143	906,219	4,043,912	6,070,742
Expenses
Administrative	5,293	1,550	8,572	931	4,168	13,627	45,721	79,862
Depreciation and Amortization	121,927	5,075	84,541	816	86,954	263,086	921,932	1,484,331
Management Fees	10,316	—	15,829	822	11,472	32,745	79,163	150,347
Operating	20,776	—	15,776	51	28,428	83,750	219,463	368,244
Renting	629	—	929	—	2,750	7,773	14,080	26,161
Repairs and Maintenance	40,200	3,046	21,797	—	28,056	99,155	224,236	416,490
Taxes and Insurance	64,724	15,238	39,808	4,492	36,125	109,712	562,731	832,830
	263,865	24,909	187,252	7,112	197,953	609,848	2,067,326	3,358,265
Income Before Other Income	120,141	(19,518)	232,261	13,446	93,190	296,371	1,976,586	2,712,477
Other Income (Loss)
Interest Expense	(71,358)	—	(92,983)	—	(59,242)	(190,404)	(1,268,682)	(1,682,669)
Interest Income	—	—	—		—	—	—	—
Gain on sale of Real Estate	—	—	—	—	—	—	—	—
	(71,358)	—	(92,983)	—	(59,242)	(190,404)	(1,268,682)	(1,682,669)
Net Income (Loss)	$48,783	$(19,518)	$139,278	$13,446	$33,948	$105,967	$707,904	$1,029,808
Net Income (Loss)—NERA 50%	$24,392	$(9,759)	$69,638	$6,723	$16,974	$52,984		160,951
Net Income (Loss)—NERA 40%							$283,162	283,162
								$444,113

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

The amounts cxontributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2021 was $22,000.

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

NOTE 17. SUBSEQUENT EVENTS

On July 30, 2021, the Partnership signed a term sheet for the renewal and modification of its existing line of credit. The agreement extends the credit line for three years with one 12-month extension. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million.The interest rate for the new term has been reduced from LIBOR plus 350 basis points to LIBOR plus 300 basis points. Additionally, the unused fee has been eliminated. There is a fee $125,000 to modify and extend the credit line.

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

More than one year has passed since we became aware of the current outbreak of COVID- 19, a novel strain of coronavirus. The World Health Organization declared a global pandemic on March 11, 2020. On March 10, 2020 the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities conducted classes in the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population and resulted in significant vacancies in the Partnership’s apartment portfolio.

With the introduction and roll out of Covid vaccines in the spring of 2021, the economy is opening back up. The Governor of Massachusetts rescinded the State’s Covid-19 restrictions on May 29th and terminated the State of Emergency on June 15th. The local colleges and universities announced a return to campus in the fall of 2021 and the rental market improved significantly as students prepare to return to the area.

Vacancy rates for the Partnership’s residential properties as of August 1, 2021 were 3.3% as compared with a vacancy rate of 6.3% as of August 1, 2020. The vacancy rate for the Joint Venture properties as of August 1, 2021 is 2.8%, as compared to 3.9% for the same period last year.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity has been strong as we moved from spring to summer and all indications are that we will have low vacancy rates for the balance of the year. However, with the uncertainty that exists with the new variants of the Covid-19 virus, we are unable to project the financial performance of the portfolio.

During the second quarter of 2021, rents increased on average of 1.2% for renewals and decreased on average of 4.0% for new leases. For the balance of 2021, due to the ongoing global coronavirus pandemic, management expects a significant softening of the local real estate market and is experiencing a decrease in rent and continuing rent concessions.

For the second quarter of 2021, consolidated revenue decreased by 2.0%, operating expenses decreased by 0.5% and Income before Other Income (Expense) decreased by 5.8%. For the same reporting period, vacancy was 3.3% in 2021 vs 6.3% in 2020.

During the covid crisis, The Hamilton Company, the Partnership’s property manager, has taken steps to maintain the safety of its employees and tenants. Hamilton is providing essential services to ensure all properties are kept open, fully functioning and safe. Hamilton has implemented a work from home policy with a skeleton staff present at all site offices to provide for property management, maintenance, leasing and construction services. Leasing is limited to unoccupied units unless permission is granted by the current tenant and a web based video technology is being used to remotely show apartments. Hamilton and the Partnership will continue to adjust their s business practices to comply with Federal and State mandates for workplace and rental property operations.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension. Management has a signed term sheet with the lender and is working to close on a three year extension and modification of the line of credit in August 2021. See Note 17. Subsequent Events for details.

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

From the start of the Stock Repurchase Program in 2007 through March 31, 2021, the Partnership has purchased 1,428,437 Depositary Receipts. During the three months ended June 30, 2021, the Partnership did not purchase any Depositary Receipts. In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership has elected to temporarily suspend the repurchase program.

At August 1, 2021, the Harold Brown related entities and Ronald Brown collectively own approximately 30.9% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). The Estate of Harold Brown also controls 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2021, tenant renewals were approximately 67% with an average rental increase of approximately 1.0%, new leases accounted for approximately 33% with rental rate decreases of approximately 4.4%. During the six months ended June 30, 2021, leasing commissions were approximately $308,000 compared to approximately $159,000 for the six months ended June 30, 2020, an increase of approximately $149,000 (94.2%). Tenant concessions were approximately $15,000 for the six months ended June 30, 2021, compared to approximately $18,000 for the six months ended June 30, 2020, a decrease of approximately $3,000 (15.7%). Tenant improvements were approximately $746,000 for the six months ended June 30, 2021, compared to approximately $897,000 for the six months ended June 30, 2020, a decrease of approximately $151,000 (16.8%).

Hamilton accounted for approximately 2.5% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2021 and 2.5 % during the six months ended June 30, 2020. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $59,000 (67.5%) and approximately $64,000 (65.9%) of the legal services paid for by the Partnership during the six months ended June 30, 2021 and 2020 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2021, Hamilton provided the Partnership approximately $302,000 in construction and architectural services, compared to approximately $305,000 for the six months ended June 30, 2020.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2021 and 2020, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 and June 30, 2020

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,187,000 during the three months ended June 30, 2021, compared to approximately $4,444,000 for the three months ended June 30, 2020, a decrease of approximately $257,000 (5.8%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2021	August 1, 2020
Residential
Units	2,911	2,911
Vacancies	97	182
Vacancy rate	3.3%	6.3%
Commercial
Total square feet	108,043	108,043
Vacancy	12,890	4,232
Vacancy rate	11.9%	3.9%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2021		2020
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$15,333	$15,333	$15,647	$15,647
Residential percentage	94%	94%	95%	95%
Commercial percentage	6%	6%	5%	5%
Contingent rentals	$290	$290	$251	$251

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

	Three Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
Revenues
Rental income	$15,333,216	$15,646,814	$(313,598)	(2.0)%
Laundry and sundry income	114,128	112,292	1,836	1.6%
	15,447,344	15,759,106	(311,762)	(2.0)%
Expenses
Administrative	559,818	512,195	47,623	9.3%
Depreciation and amortization	3,943,664	4,601,617	(657,953)	(14.3)%
Management fee	616,348	615,541	807	0.1%
Operating	1,407,646	1,291,781	115,865	9.0%
Renting	221,275	128,608	92,667	72.1%
Repairs and maintenance	2,334,403	2,049,174	285,229	13.9%
Taxes and insurance	2,176,958	2,115,721	61,237	2.9%
	11,260,112	11,314,637	(54,525)	(0.5)%
Income Before Other Income (Expense)	4,187,232	4,444,469	(257,237)	(5.8)%
Other Income (Expense)
Interest income	25	52	(27)	(51.9)%
Interest expense	(3,378,942)	(3,423,583)	44,641	(1.3)%
Income from investments in unconsolidated joint ventures	(238,424)	444,113	(682,537)	(153.7)%
	(3,617,341)	(2,979,418)	(637,923)	21.4%
Net Income	$569,891	$1,465,051	$(895,160)	(61.1)%

Rental income for the three months ended June 30, 2021 was approximately $15,333,000, compared to approximately $15,647,000 for the three months ended June 30, 2020, a decrease of approximately $314,000 (2.0%). Although rental income has increased at a number of properties, due to the effect of the Pandemic, a number of properties incurred a decrease in their rental income. The Partnership properties with the largest increases in rental income include Hamilton Oaks, Hamilton Green and Hamilton Cypress with increases of $33,000, $32,000, and $24,000 respectively. These are offset by certain properties with the largest decreases in rental income, which include 62 Boylston, 1144 Commonwealth, and Lincoln Street, with decreases of approximately $610,000, 168,000, and $60,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2021 were approximately $11,260,000 compared to approximately $11,315,000 for the three months ended June 30, 2020, a decrease of approximately $55,000 (0.5%). The factors contributing to the decrease are a decrease in depreciation and amortization of approximately $658,000 (14.3%), partially offset by an increase in repairs and maintenance of approximately $285,000 (13.9%), an increase in operating costs of approximately $116,000 ( 9.0%) and an increase in renting expense of approximately $93,000 (72.1%).

Interest expense for the three months ended June 30, 2021 was approximately $3,379,000 compared to approximately $3,424,000 for the three months ended June 30, 2020, a decrease of approximately $45,000 (1.3%).

At June 30, 2021, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $238,000 for the three months ended June 30, 2021, compared to the net income of approximately $444,000 for the three months ended June 30, 2020, a decrease in income of approximately $682,000 (153.7%). This decrease is primarily due to the reduction in rental revenue from approximately $ 2,617,000 to $2,142,000, a decrease of approximately $475,000 (18.2%) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Included in the income for the three months ended June 30, 2021 is depreciation and amortization expense of approximately $656,000.

As a result of the changes discussed above, the net income for the three months ended June 30, 2021 was approximately $570,000 compared to net income of approximately $1,465,000 for the three months ended June 30, 2020, a decrease in income of approximately $895,000 (61.1%).

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $7,582,000 during the six months ended June 30, 2021, compared to approximately $8,789,000 for the six months ended June 30, 2020, a decrease of approximately $1,207,000 (13.7%).

	Six Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
Revenues
Rental income	$30,313,332	$31,900,244	$(1,586,912)	(5.0)%
Laundry and sundry income	222,801	234,446	(11,645)	(5.0)%
	30,536,133	32,134,690	(1,598,557)	(5.0)%
Expenses
Administrative	1,212,004	1,096,853	115,151	10.5%
Depreciation and amortization	7,849,582	9,167,084	(1,317,502)	(14.4)%
Management fee	1,221,739	1,264,534	(42,795)	(3.4)%
Operating	3,453,614	2,960,183	493,431	16.7%
Renting	483,241	325,479	157,762	48.5%
Repairs and maintenance	4,304,490	4,135,392	169,098	4.1%
Taxes and insurance	4,429,092	4,396,262	32,830	0.7%
	22,953,762	23,345,787	(392,025)	(1.7)%
Income Before Other Income (Expense)	7,582,371	8,788,903	(1,206,532)	(13.7)%
Other Income (Expense)
Interest income	46	159	(113)	(71.1)%
Interest (expense)	(6,743,111)	(6,873,908)	130,797	(1.9)%
(Loss) from investments in unconsolidated joint ventures	(563,595)	918,680	(1,482,275)	(161.3)%
	(7,306,660)	(5,955,069)	(1,351,591)	22.7%
Net Income	$275,711	$2,833,834	$(2,558,123)	(90.3)%

Rental income for the six months ended June 30, 2021 was approximately $30,313,000, compared to approximately $31,900,000 for the six months ended June 30, 2020, a decrease of approximately $1,587,000 (5.0%). Although rental income has increased at a number of properties, due to the effect of the Pandemic, a number of properties incurred a decrease in their rental income.The Partnership properties with the largest increases in rental income include Hamilton Oaks, Hamilton Green and Dean Street Associates with increases of $92,000, $59,000, and $44,000 respectively. These are offset by certain properties with the largest decreases in rental income, which include 62 Boylston, 1144 Commonwealth, and Lincoln Street, with decreases of approximately $1,369,000, 306,000, and $116,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2021 were approximately $22,953,000 compared to approximately $23,345,000 for the six months ended June 30, 2020, a decrease of approximately $392,000 (1.7%). The factors contributing to this net decrease are a decrease in depreciation and amortization of approximately $ 1,318,000 (14.4%) due to fully depreciated assets, partially offset by an increase in operating costs of approximately $493,000 (16.7%), an increase in repairs and maintenance expenses of approximately $169,000 (4.1%), and an increase in renting expense of approximately $158,000 (48.5%).

Interest expense for the six months ended June 30, 2021 was approximately $6,743,000 compared to approximately $6,874,000 for the six months ended June 30, 2020, a decrease of approximately $131,000 (1.9%). The decrease is primarily due to a decrease in interest expense on the line of credit of approximately $82,000.

At June 30, 2021, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $564,000 for the six months ended June 30, 2021, compared to net income of approximately $919,000 for the six months ended June 30, 2020, a decrease in income of approximately $1,482,000 (161.4%). This decrease is primarily due to the reduction in rental revenue from approximately $ 5,372,000 for the six months ended June 30, 2020 to approximately $4,215,000 for the six months ended June 30, 2021, a decrease of approximately $1,157,000 (21.5%). Included in the income for the six months ended June 30, 2021 is depreciation and amortization expense of approximately $1,308,000. The proportional loss for the six months ended June 30, 2021 from the investment in Dexter Park is approximately $459,000.

As a result of the changes discussed above, net income for the six months ended June 30, 2021 was approximately $276,000 compared to income of approximately $2,834,000 for the six months ended June 30, 2020, a decrease in net income of approximately $2,558,000 (90.3%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2021 was the collection of rents. The Partnership’s principal source of cash during the first six months of 2020 was the collection of rents and the proceeds from the refinancing of Brookside Apartments. The majority of cash and cash equivalents of $23,367,387 at June 30, 2021 and $18,646,972 at December 31, 2020 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $4,720,415 for the six months ended June 30, 2021 is summarized as follows:

	Six Months Ended June 30,
	2021	2020
Cash provided by operating activities	$9,168,975	$9,524,873
Cash (used in) investing activities	(985,258)	(454,059)
Cash (used in) provided by financing activities	(1,125,589)	1,510,950
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(394,031)
Distributions paid	(2,337,721)	(2,338,034)
Net increase in cash and cash equivalents	$4,720,407	$7,849,699

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense due to recent acquisitions, a change in income and distribution from joint ventures, and other factors. The increase in cash used in investing activities is primarily due to improvements to rental properties. The change in cash used in financing activities is due to the pay down of mortgages,

During 2021, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,385,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Hamilton Oaks, Redwood Hills, Dean Street Associates, Hamilton Green and 1144 Commonwealth, at a cost of approximately $355,000, 145,000, $123,000, $95,000, $95,000 and $84,000 respectively.

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

During the six months ended June 30, 2021, the Partnership received distributions of approximately $419,000 from the investment properties. For the six months ended June 30, 2020, the Partnership received $1,066,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $80,000 and $700,000 for the six months ended June 30, 2021 and 2020, respectively.

In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2021. In April 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on June 30, 2021.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension.

Management has a signed term sheet with the lender and is working to close on a three year extension and modification of the line of credit in August 2021. See Note 17. Subsequent Events for details.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down the line by $1,000,000. As of June 30, 2021, the line of credit had an outstanding balance of $17,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2021 the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2021, our proportionate share of the non-recourse debt related to these investments was approximately $70,972,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2021, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2022	2023	2024	2025	2026	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,549,482	$79,940,669	$25,419,180	$11,269,194	$21,708,763	$142,776,836	$283,664,124

Other obligations	17,000,000	—	—	—	—	—	17,000,000
Total Contractual Obligations	$19,549,482	$79,940,669	$25,419,180	$11,269,194	$21,708,763	$142,776,836	$300,664,124

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

As of June 30, 2021, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $450,608,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $27,000,000 (without taking out unamortized deferred financing costs) as of June 30, 2021. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $220,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2021 would be approximately $16.9 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting as a result of a majority or our office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the second quarter of 2021:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

April 1-30, 2021	$—	—	571,561
May 1-31, 2021	$—	—	571,561
June 1-30, 2021	$—	—	571,561
Total		—

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2021, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2021, the Partnership did not purchase any Depositary Receipts. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership elected to temporarily suspend the repurchase program.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: August 6, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 6, 2021
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 6, 2021
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 6, 2021
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 6, 2021
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 6, 2021
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	August 6, 2021
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	August 6, 2021
Sally Michael

/s/ ROBERT SOMMA	Director of the General Partner	August 6 , 2021
Robert Somma