Form 10-Q/A
period 2021-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2021-08-23
CIK 746514

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q/A amends the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission on August 6, 2021.

The Partnership is filing this Amendment to delete a sentence in Item 2, MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Forward Looking Statements, concerning the local real estate market with respect to rental income and rent concessions.

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q as of June 30, 2021 in its entirety. Except for the correction noted in the preceding paragraph, this Amendment does not alter or restate any of the information presented or disclosed in the Original Filing.

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

More than one year has passed since we became aware of the current outbreak of COVID-19, a novel strain of coronavirus. The World Health Organization declared a global pandemic on March 11, 2020. On March 10, 2020 the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities conducted classes in the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population and resulted in significant vacancies in the Partnership’s apartment portfolio.

With the introduction and roll out of Covid-19 vaccines in the spring of 2021, the economy is opening back up. The Governor of Massachusetts rescinded the State’s Covid-19 restrictions on May 29th and terminated the State of Emergency on June 15th. The local colleges and universities announced a return to campus in the fall of 2021 and the rental market improved significantly as students prepare to return to the area.

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
Dated: August 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 23, 2021
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 23, 2021
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	August 23, 2021
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	August 23, 2021
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 23, 2021
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	August 23, 2021
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	August 23, 2021
Sally Michael

/s/ ROBERT SOMMA	Director of the General Partner	August 23, 2021
Robert Somma