Form 10-Q
period 2021-09-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2021-11-08
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 97,405 of the registrant’s Class A units (2,922,151 Depositary Receipts) of limited partnership issued and outstanding and 23,134 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on

Form10-K for the fiscal year ended December 31, 2020.

The results of operations for the three and nine month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Rental Properties	$255,114,078	$264,609,887
Cash and Cash Equivalents	24,616,257	18,646,972
Rents Receivable	1,003,672	1,412,074
Real Estate Tax Escrows	567,911	534,941
Prepaid Expenses and Other Assets	6,170,342	5,054,959
Investments in Unconsolidated Joint Ventures	1,418,974	1,410,769
Total Assets	$288,891,234	$291,669,602
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	281,919,669	283,444,533
Notes Payable	17,000,000	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	22,734,423	21,339,743
Accounts Payable and Accrued Expenses	4,301,420	3,888,237
Advance Rental Payments and Security Deposits	7,711,022	7,466,134
Total Liabilities	333,666,534	333,138,647
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,756 and 121,756 units outstanding in 2021 and 2020 respectively	(44,775,300)	(41,469,045)
Total Liabilities and Partners’ Capital	$288,891,234	$291,669,602

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Rental income	$15,832,492	$15,046,646	$46,145,825	$46,946,889
Laundry and sundry income	114,180	95,620	336,980	330,066
	15,946,672	15,142,266	46,482,805	47,276,955
Expenses
Administrative	607,478	511,812	1,819,481	1,608,664
Depreciation and amortization	3,956,979	4,612,713	11,806,561	13,779,797
Management fee	646,059	598,111	1,867,798	1,862,645
Operating	1,338,718	1,228,750	4,792,332	4,188,934
Renting	458,040	332,157	941,281	657,636
Repairs and maintenance	3,128,369	2,524,050	7,432,860	6,659,443
Taxes and insurance	2,259,793	2,107,037	6,688,885	6,503,299
	12,395,436	11,914,630	35,349,198	35,260,418
Income Before Other Income (Expense)	3,551,236	3,227,636	11,133,607	12,016,537
Other Income (Expense)
Interest income	27	11	74	171
Interest expense	(3,393,518)	(3,417,348)	(10,136,630)	(10,291,255)
Income (Loss) from investments in unconsolidated joint ventures	(233,130)	(249,583)	(796,725)	669,098
	(3,626,621)	(3,666,920)	(10,933,281)	(9,621,986)
Net Income (Loss)	$(75,385)	$(439,284)	$200,326	$2,394,551

Net Income (Loss) per Unit	$(0.62)	$(3.61)	$1.65	$19.66

Weighted Average Number of Units Outstanding	121,756	121,756	121,756	121,796

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2020	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,787)
Distribution to Partners	—	—	—	—	—	—	(2,805,515)	(666,310)	(35,069)	(3,506,894)
Stock Buyback	—	—	—	—	222	(222)	(315,220)	(74,870)	(3,941)	(394,031)
Net Income	—	—	—	—	—	—	1,915,640	454,965	23,946	2,394,551
Balance September 30, 2020	144,180	34,243	1,802	180,225	58,469	121,756	$(31,492,340)	(7,445,930)	(391,891)	(39,330,161)

Balance January 1 , 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	$(7,852,318)	$(413,280)	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(2,805,265)	(666,251)	(35,065)	(3,506,581)
Stock Buyback	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	160,261	38,062	2,003	200,326
Balance September 30, 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(35,848,451)	$(8,480,507)	$(446,342)	$(44,775,300)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$200,326	$2,394,551
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,806,561	13,779,797
Amortization of deferred financing costs	179,879	179,795
Loss (Income) from investments in joint ventures	796,725	(669,098)
Allowance for doubtful accounts	906,986	1,094,588
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	27,250	20,000
(Increase) in rents receivable	(498,584)	(1,734,831)
Increase (Decrease) in accounts payable and accrued expense	413,183	(508,534)
(Increase) in real estate tax escrow	(32,970)	(56,650)
(Increase) in prepaid expenses and other assets	(1,195,693)	(311,297)
Increase (Decrease) in advance rental payments and security deposits	244,888	(883,556)
Total Adjustments	12,648,225	10,910,214
Net cash provided by operating activities	12,848,551	13,304,765
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	603,202	1,186,732
(Investment) in unconsolidated joint ventures	(40,702)	(11,732)
Improvement of rental properties	(2,230,442)	(2,254,130)
Net cash (used in) investing activities	(1,667,942)	(1,079,130)
Cash Flows from Financing Activities
Payment of financing costs	—	(136,326)
Proceeds of mortgage notes payable	—	3,781,877
Payment of note payable	—	(1,000,000)
Principal payments of mortgage notes payable	(1,704,743)	(1,668,702)
Stock buyback	—	(394,031)
Distributions to partners	(3,506,581)	(3,506,894)
Net cash (used in) financing activities	(5,211,324)	(2,924,076)
Net Increase in Cash and Cash Equivalents	5,969,285	9,301,559
Cash and Cash Equivalents, at beginning of period	18,646,972	7,546,324
Cash and Cash Equivalents, at end of period	$24,616,257	$16,847,883

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $180,000 and $180,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2021 or 2020. The Partnership makes its temporary cash investments with high-

credit quality financial institutions. At September 30, 2021, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.02%. At September 30, 2021 and December 31, 2020, respectively approximately $26,151,000, and $18,830,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $240,814 and $257,433 for the nine months ended September 30, 2021 and 2020, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the nine months ended September 30, 2021 and 2020 there was no capitalized interest.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different, then they are recorded as an extinguishment of debt. However, if it is determined that the refinancing is substantially the same, then they are recorded as an exchange of debt. All refinancing qualify as extinguishment of debt.

Reclassifications: Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of September 30, 2021, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of September 30, 2021, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at September 30, 2021 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	September 30, 2021	December 31, 2020	Useful Life
Land, improvements and parking lots	$86,880,374	$86,867,393	15	-	40	years
Buildings and improvements	253,764,973	253,322,865	15	-	40	years
Kitchen cabinets	17,501,660	17,157,121	5	-	10	years
Carpets	11,791,250	11,146,634	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	608,271	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,092,194	1,092,194	10	-	30	years
Equipment	18,089,078	17,596,043	5	-	30	years
Motor vehicles	211,660	211,660			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	7,990,300	7,697,137	5	-	7	years
Smoke alarms	496,641	496,641	5	-	7	years
Total fixed assets	400,860,235	398,629,793
Less: Accumulated depreciation	(145,746,157)	(134,019,906)
	$255,114,078	$264,609,887

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,868,000 and $1,863,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the nine months ended September 30, 2021 and 2020, approximately $766,000 and $816,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2021 expenses referred to above, approximately $177,000 consisted of repairs and maintenance, and $177,000 of administrative expense. Approximately $413,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2021, the Hamilton Company received approximately $494,000 from the Investment Properties of which approximately $413,000 was the management fee, approximately $30,000 was for maintenance services, approximately $18,000 was for administrative services and approximately $33,000 for construction, architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $2,759,000 and $2,571,000 for the nine months ended September 30, 2021 and 2020, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the nine months ended September 30, 2021, the Partnership accrued $33,000 for the employer’s match portion to the plan. For the nine months ended September 30, 2020, the Partnership contributed $33,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the nine months ended September 30, 2021 and 2020, the Management Company charged the Partnership $93,750 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,000,000, and $2,830,000 of security deposits are included in prepaid expenses and other assets at September 30, 2021 and December 31, 2020, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at September 30, 2021 and December 31, 2020 is approximately $1,530,000 and $1,073,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $32,000 net of accumulated amortization of approximately $1,386,000 and approximately $51,000 net of accumulated amortization of approximately $1,367,000 at September 30, 2021 and December 31, 2020, respectively.

Financing fees in association with the line of credit of approximately $28,000 and $42,000 are net of accumulated amortization of approximately $34,000 and $6,000 at September 30, 2021 and December 31, 2020 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At September 30, 2021 and December 31, 2020, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At September 30, 2021, the interest rates on these loans ranged from 3.53% to 5.66%, payable in monthly installments aggregating approximately $1,257,000 including principal, to various dates through 2035.The majority of the mortgages are subject to prepayment penalties. At September 30, 2021, the weighted average interest rate on the above mortgages was 4.43%. The effective rate of 4.51% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $1,165,000 and $1,345,000 are net of accumulated amortization of approximately $1,744,000 and $1,564,000 at September 30, 2021 and December 31, 2020, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at September 30, 2021 are as follows:

2022—current maturities	$2,743,000
2023	102,672,000
2024	10,935,000
2025	3,260,000
2026	24,870,000
Thereafter	138,605,000
283,085,000
Less: unamortized deferred financing costs	(1,165,000)
$281,920,000

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension. On October 29, 2021, the Partnership closed on a three year extension until October 29, 2024.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit is subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $9,000 in fees for the nine months ended September 30, 2021.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down $1,000,000. As of September 30, 2021, the line of credit had an outstanding balance of $17,000,000.

The line of credit agreement has several covenants, such as providing cash flow projections and compliance certificates, as well as other financial information. The covenants include, but are not limited to the following: maintain a leverage ratio that does not exceed 65%; aggregate increase in indebtedness of the subsidiaries and joint ventures should not exceed $15,000,000; maintain a tangible net worth (as defined in the agreement) of a minimum of $150,000,000; a minimum ratio of net operating income to total indebtedness of at least 9.5%; debt service coverage ratio of at least 1.6 to 1, as well as other items. As of September 30, 2021, the Partnership was not in compliance with the loan covenants required by the terms of the line of credit, eliminating any additional advances.

The Partnership is currently in compliance with the loan covenants under the terms of the October 29, 2021 loan extension and modification.

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The interest rate for the new term has been reduced from LIBOR plus 350 basis points to LIBOR plus 300 basis points. Additionally, the unused fee has been eliminated. There was a fee $125,000 to modify and extend the credit line.

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At September 30, 2021, amounts received for prepaid rents of approximately $2,042,000 are included in cash and cash equivalents, and security deposits of approximately $3,000,000 are included in prepaid expenses and other assets and are restricted cash.

NOTE 7. PARTNERS’ CAPITAL

The Partnership has two classes of Limited Partners (Class A and B) and one category of General Partner. Under the terms of the Partnership Agreement, distributions to holders of Class B Units and General Partnership Units must represent 19% and 1%, respectively, of the distributions made to the total units outstanding. All classes have equal profit sharing and distribution rights, in proportion to their ownership interests.

In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2021. In April 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on June 30, 2021. In July 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on September 30, 2021.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Nine Months Ended
	September 30,
	2021	2020
Net Income per Depositary Receipt	$0.05	$0.66
Distributions per Depositary Receipt	$0.96	$0.96

NOTE 8. TREASURY UNITS

Treasury Units at September 30, 2021 are as follows:

Class A	46,775
Class B	11,109
General Partnership	585
58,469

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through September 30, 2021, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2021, the Partnership did not purchase any Depositary Receipts.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

The Massachusetts economy has opened significantly since the spring of 2021 with the lifting of COVID-19 restrictions and the state of emergency. Colleges and universities resumed on-campus learning in the fall. Vacancy rates at the Partnership’s properties are back in line with pre-COVID levels. However, the COVID-19 pandemic continues to spread as new variants emerge even as the percentage of the population who have been vaccinated increases. There is considerable uncertainty as to when the pandemic will end and what effects it will have on the economy as it continues. The COVID-19 pandemic may cause financial hardships to our residential and commercial tenants leading to their inability to pay rent. The pandemic may also cause reduced demand for our commercial space and residential units which would have a negative impact on the Partnership’s financial performance.

NOTE 10. RENTAL INCOME

During the nine months ended September 30, 2021, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at September 30, 2021 as follows:

Commercial
Property Leases
2022	$2,119,000
2023	1,472,000
2024	935,000
2025	460,000
2026	241,000
Thereafter	410,000
$5,637,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $417,000 and $383,000 for the nine months ended September 30, 2021 and 2020 respectively. Staples and Trader Joe’s, tenants at Staples Plaza, are approximately 32% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through September 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2022	$975,407	61,058	21	38%
2023	300,556	9,894	6	11%
2024	778,079	26,033	12	30%
2025	135,210	2,461	4	5%
2026	247,084	4,858	5	10%
2027	—	—	—	—%
2028	—	—	—	—%
2029	142,450	3,850	1	6%
2030	—	—	—	—%
2031	—	—	—	—%
Totals	$2,578,786	108,154	49	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $907,000 and $1,454,000 at September 30, 2021 and December 31, 2020. Included in rents receivable at September 30, 2021 is approximately $94,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis. The majority of this amount is for long-term leases at 62 Boylston Street, Cypress Street, and 53 Lincoln Street in Massachusetts.

Rents receivable at September 30, 2021 also includes approximately $368,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the nine months ended September 30, 2021 and 2020, cash paid for interest was approximately $9,985,000, and $9,973,000 respectively. Cash paid for state income taxes was approximately $70,000 and $82,000 during the nine months ended September 30, 2021 and 2020 respectively. Additionally, during the nine months ended September 30, 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At September 30, 2021 and December 31, 2020, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2021 and December 31, 2020 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At September 30, 2021 and December 31, 2020, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2021 and December 31, 2020, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At September 30, 2021	*	$281,919,669	$299,593,793
At December 31, 2020	*	$283,444,533	$303,993,142
Investment Properties
At September 30, 2021	*	$166,230,563	$177,911,510
At December 31, 2020	*	$166,308,029	$179,647,759

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of September 30, 2021, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2017 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. In connection with this refinancing, the property incurred a defeasance charge of approximately $3,830,000. Based on its’ ownership in the property, the Partnership incurred 40% of this charge, an expense of approximately $1,532,000. At September 30, 2021, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At September 30, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At September 30, 2021, the balance of the mortgage before unamortized deferred finance is $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At September 30, 2021, the balance of this mortgage before unamortized deferred financing costs is approximately $8,990,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at September 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,376,891	$2,588,792	$5,139,866	$82,371	$4,766,334	$14,522,033	$79,175,187	$112,651,474
Cash & Cash Equivalents	230,394	73,049	154,633	9,776	231,357	602,344	2,135,096	3,436,649
Rent Receivable	65,313	13,744	23,113	7,081	7,285	38,832	236,721	392,089
Real Estate Tax Escrow	77,685	—	62,506	—	40,025	117,318	—	297,534
Prepaid Expenses & Other Assets	311,513	67,410	123,115	685	30,592	195,099	1,956,585	2,684,999
Total Assets	$7,061,796	$2,742,995	$5,503,233	$99,913	$5,075,593	$15,475,626	$83,503,589	$119,462,745
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,944,844	$—	$8,944,849	$—	$5,918,506	$16,853,184	$124,569,180	$166,230,563
Accounts Payable & Accrued Expense	82,137	2,250	99,583	2,711	67,629	169,515	804,862	1,228,687
Advance Rental Pmts & Security Deposits	189,746	—	247,951	—	154,400	474,463	2,427,394	3,493,954
Total Liabilities	10,216,727	2,250	9,292,383	2,711	6,140,535	17,497,162	127,801,436	170,953,204
Partners’ Capital	(3,154,931)	2,740,745	(3,789,150)	97,202	(1,064,942)	(2,021,536)	(44,297,847)	(51,490,459)
Total Liabilities and Capital	$7,061,796	$2,742,995	$5,503,233	$99,913	$5,075,593	$15,475,626	$83,503,589	$119,462,745
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,370,373	$—	$48,601	$—	$—	$—	1,418,974
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,577,467)	$—	$(1,894,576)	$—	$(532,471)	$(1,010,769)	$(17,719,140)	(22,734,423)
Total Investment in Unconsolidated Joint Ventures (Net)								$(21,315,449)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	175	—	—	—	175
Units sold through November 1, 2021	—	—	—	175	—	—	—	175

Financial information for the nine months ended September 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$856,569	$168,431	$1,019,465	$75,148	$865,196	$2,491,414	$9,513,069	$14,989,292
Laundry and Sundry Income	9,194	—	112	—	4,548	27,837	73,067	114,758
	865,763	168,431	1,019,577	75,148	869,744	2,519,251	9,586,136	15,104,050
Expenses
Administrative	70,445	2,103	22,651	2,140	11,485	49,372	160,336	318,532
Depreciation and Amortization	358,788	15,223	257,314	2,448	253,180	813,435	2,795,700	4,496,088
Management Fees	29,181	6,187	40,288	2,843	34,592	97,262	202,975	413,328
Operating	129,400	—	42,137	231	78,038	315,638	761,854	1,327,298
Renting	81,149	—	46,108	—	1,095	71,772	415,221	615,345
Repairs and Maintenance	123,467	520	100,182	—	86,566	446,677	1,506,426	2,263,838
Taxes and Insurance	195,974	45,037	131,574	14,535	107,198	336,333	1,812,549	2,643,200
	988,404	69,070	640,254	22,197	572,154	2,130,489	7,655,061	12,077,629
Income Before Other Income	(122,641)	99,361	379,323	52,951	297,590	388,762	1,931,075	3,026,421
Other Income (Loss)
Interest Expense	(184,542)	—	(269,993)	—	(177,757)	(568,246)	(3,792,615)	(4,993,153)
Interest Income				—
Other Income	—	—	—	—	—	—	1,222	1,222
	(184,542)	—	(269,993)	—	(177,757)	(568,246)	(3,791,393)	(4,991,931)
Net Income (Loss)	$(307,183)	$99,361	$109,330	$52,951	$119,833	$(179,484)	$(1,860,318)	$(1,965,510)
Net Income (Loss)—NERA 50%	$(153,593)	$49,681	$54,665	$26,476	$59,917	$(89,742)		(52,597)
Net Income (Loss) —NERA 40%							$(744,128)	(744,128)
								$(796,725)

Financial information for the three months ended September 30, 2021

					Hamilton	Hamilton
	Hamilton	Hamilton Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$414,497	$111,191	$343,674	$26,410	$293,988	$827,140	$3,300,261	$5,317,161
Laundry and Sundry Income	2,986	—		—	1,243	9,796	23,706	37,731
	417,483	111,191	343,674	26,410	295,231	836,936	3,323,967	5,354,892
Expenses
Administrative	16,576	750	7,129	651	3,824	14,592	65,606	109,128
Depreciation and Amortization	120,266	5,074	86,449	816	84,827	272,874	938,058	1,508,364
Management Fees	17,335	6,187	13,943	1,272	11,716	32,831	73,512	156,796
Operating	60,232	—	16,060	55	23,542	101,948	260,794	462,631
Renting	26,272	—	12,174	—	375	20,213	222,664	281,698
Repairs and Maintenance	41,335	—	35,687	—	30,184	177,652	599,156	884,014
Taxes and Insurance	64,799	15,228	44,194	4,634	36,986	115,028	614,622	895,491
	346,815	27,239	215,636	7,428	191,454	735,138	2,774,412	4,298,122
Income Before Other Income	70,668	83,952	128,038	18,982	103,777	101,798	549,555	1,056,770
Other Income (Loss)
Interest Expense	(61,827)	—	(89,248)	—	(59,880)	(191,453)	(1,263,383)	(1,665,791)
Other income	—	—	—	—	—	—		—
	(61,827)	—	(89,248)	—	(59,880)	(191,453)	(1,263,383)	(1,665,791)
Net Income (Loss)	$8,841	$83,952	$38,790	$18,982	$43,897	$(89,655)	$(713,828)	$(609,021)
Net Income (Loss)—NERA 50%	$4,421	$41,976	$19,395	$9,491	$21,949	$(44,829)		52,403
Net Income (Loss)—NERA 40%							$(285,533)	(285,533)
								$(233,130)

Future annual mortgage maturities at September 30, 2021 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
9/30/2022	$—	$219,910	$—	$—	$—	$219,910
9/30/2023	—	228,573	—	—	—	228,573
9/30/2024	—	237,577	—	16,900,000	—	17,137,577
9/30/2025	10,000,000	246,936	—	—	—	10,246,936
9/30/2026	—	256,664	—	—	—	256,664
Thereafter	—	7,800,134	6,000,000	—	125,000,000	138,800,134
	10,000,000	8,989,794	6,000,000	16,900,000	125,000,000	166,889,794
Less: unamortized deferred financing costs	(55,156)	(44,945)	(81,494)	(46,816)	(430,820)	(659,231)
	$9,944,844	$8,944,849	$5,918,506	$16,853,184	$124,569,180	$166,230,563

At September 30, 2021 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.97% including the amortization expense of deferred financing costs.

Summary financial information at September 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,758,283	$2,591,281	$5,439,844	$85,635	$5,077,525	$15,343,928	$81,537,329	$116,833,825
Cash & Cash Equivalents	281,585	70,894	183,638	12,305	210,705	610,816	2,870,227	4,240,170
Rent Receivable	220,578	48,878	11,367	811	—	46,780	501,843	830,257
Real Estate Tax Escrow	66,248	—	57,079	—	31,378	92,122	—	246,827
Prepaid Expenses & Other Assets	319,434	84,898	82,969	2,129	26,428	162,421	1,406,740	2,085,019

Total Assets	$7,646,128	$2,795,951	$5,774,897	$100,880	$5,346,036	$16,256,067	$86,316,139	$124,236,098
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,931,055	$—	$9,149,766	$—	$5,910,322	$16,837,132	$124,504,557	$166,332,832
Accounts Payable & Accrued Expense	53,569	2,400	101,651	15,038	64,341	168,318	762,288	1,167,605
Advance Rental Pmts& Security Deposits	202,659	—	217,832	—	157,932	435,679	2,053,602	3,067,704
Total Liabilities	10,187,283	2,400	9,469,249	15,038	6,132,595	17,441,129	127,320,447	170,568,141
Partners’ Capital	(2,541,155)	2,793,551	(3,694,352)	85,842	(786,559)	(1,185,062)	(41,004,308)	(46,332,043)
Total Liabilities and Capital	$7,646,128	$2,795,951	$5,774,897	$100,880	$5,346,036	$16,256,067	$86,316,139	$124,236,098
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,396,776	$—	$42,921	$—	$—	$—	$1,439,697
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,270,579)	$—	$(1,847,175)	$—	$(393,280)	$(592,531)	$(16,401,724)	(20,505,288)
Total Investment in Unconsolidated Joint Ventures (Net)								$(19,065,591)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	175	—	—	—	175
Units sold through November 1, 2020	—	—	—	175	—	—	—	175

Financial information for the nine months ended September 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$940,486	$68,726	$1,182,050	$65,486	$883,075	$2,648,277	$11,676,769	$17,464,869
Laundry and Sundry Income	9,288	—	498	—	1,915	26,135	60,266	98,102
	949,774	68,726	1,182,548	65,486	884,990	2,674,412	11,737,035	17,562,971
Expenses
Administrative	15,451	3,044	23,860	11,769	10,281	43,466	136,437	244,308
Depreciation and Amortization	365,779	15,223	253,716	2,448	260,994	788,181	2,764,842	4,451,183
Management Fees	37,803	2,203	45,548	2,587	35,212	100,654	234,155	458,162
Operating	64,247	—	51,077	147	69,487	255,794	778,020	1,218,772
Renting	6,430	—	29,776	—	7,440	52,202	211,830	307,678
Repairs and Maintenance	94,415	3,180	79,254	—	71,112	388,818	1,094,213	1,730,992
Taxes and Insurance	192,490	45,784	120,056	12,701	108,214	346,997	1,716,234	2,542,476
	776,615	69,434	603,287	29,652	562,740	1,976,112	6,935,731	10,953,571
Income Before Other Income	173,159	(708)	579,261	35,834	322,250	698,300	4,801,304	6,609,400
Other Income (Loss)
Interest Expense	(236,053)	—	(278,456)	—	(178,402)	(574,239)	(3,804,746)	(5,071,896)
Interest Income	—	—	—		—	—	—	—
Gain on sale of Real Estate	—	—	—	—	—	—	—	—
	(236,053)	—	(278,456)	—	(178,402)	(574,239)	(3,804,746)	(5,071,896)
Net Income (Loss)	$(62,894)	$(708)	$300,805	$35,834	$143,848	$124,061	$996,558	$1,537,504
Net Income (Loss)—NERA 50%	$(31,447)	$(354)	$150,403	$17,917	$71,924	$62,031		270,473
Net Income (Loss)—NERA 40%							$398,625	398,625
								$669,098

Financial information for the three months ended September 30, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$120,398	$2,864	$334,431	$24,369	$301,865	$844,963	$3,446,320	$5,075,210
Laundry and Sundry Income	2,605	—	—	—	1,289	8,780	14,559	27,233
	123,003	2,864	334,431	24,369	303,154	853,743	3,460,879	5,102,443
Expenses
Administrative	3,971	844	7,531	713	3,631	13,991	43,664	74,345
Depreciation and Amortization	122,210	5,074	84,680	816	87,214	264,047	925,922	1,489,963
Management Fees	9,751	—	13,253	942	12,209	32,925	67,909	136,989
Operating	17,948	—	22,313	51	18,832	78,199	248,176	385,519
Renting	3,026	—	20,094	—	1,690	36,709	180,947	242,466
Repairs and Maintenance	27,206	134	35,879	—	32,161	154,828	582,965	833,173
Taxes and Insurance	63,090	15,328	40,342	4,021	36,038	114,523	577,282	850,624
	247,202	21,380	224,092	6,543	191,775	695,222	2,626,865	4,013,079
Income Before Other Income	(124,199)	(18,516)	110,339	17,826	111,379	158,521	834,014	1,089,364
Other Income (Loss)
Interest Expense	(63,961)	—	(92,048)	—	(59,900)	(191,453)	(1,267,960)	(1,675,322)
Interest Income	—	—	—		—	—	—	—
Gain on sale of Real Estate	—	—	—	—	—	—	—	—
	(63,961)	—	(92,048)	—	(59,900)	(191,453)	(1,267,960)	(1,675,322)
Net Income (Loss)	$(188,160)	$(18,516)	$18,291	$17,826	$51,479	$(32,932)	$(433,946)	$(585,958)
Net Income (Loss)—NERA 50%	$(94,080)	$(9,257)	$9,146	$8,913	$25,740	$(16,466)		(76,005)
Net Income (Loss)—NERA 40%							$(173,578)	(173,578)
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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the nine months ended September 30, 2021 was $33,000.

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

NOTE 17. SUBSEQUENT EVENTS

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The interest rate for the new term has been reduced from LIBOR plus 350 basis points to LIBOR plus 300 basis points. Additionally, the unused fee has been eliminated. There was a fee $125,000 to modify and extend the credit line.

The Partnership is currently in negotiations with KeyBank National Association (“KeyBank”), to enter into a Master Credit Facility agreement in the amount of approximately of $149,000,000. The facility will be secured by eleven of the Partnership’s properties. The Partnership will use a portion of these proceeds to pay down approximately $65,000,000 of existing debt secured by the 11 properties, along with approximately $5,000,000 in prepayment penalties. The remaining balance of the facility of approximately $79,000,000 will be used for general partnership purposes. A deposit of approximately $270,000 was paid to KeyBank in conjunction with this negotiation.

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

With the introduction and roll out of Covid vaccines in the spring of 2021, the economy is opening back up. The Governor of Massachusetts rescinded the State’s Covid-19 restrictions on May 29 and terminated the State of Emergency on June 15. The local colleges and universities returned to campus in September 2021 and the rental market improved significantly as students returned to the area.

Vacancy rates for the Partnership’s residential properties as of November 1, 2021 were 2.5% as compared with a vacancy rate of 8.3% as of November 1, 2020. The vacancy rate for the Joint Venture properties as of November 1, 2021 was 2.8%, as compared to 22.8% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity has been strong as we moved from spring to summer and all indications are that we will have low vacancy rates for the balance of the year.

During the third quarter of 2021, rents increased on average of 2.7% for renewals and increased on average of 1.3% for new leases. For the balance of 2021, management expects some softening of the local real estate market as we move into the slower winter rental season.

For the third quarter of 2021, consolidated revenue increased by 5.3%, operating expenses increased by 4.0% and Income before Other Income (Expense) increased by 10.0%, as compared to the third quarter of 2020.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension. On October 29, 2021, the Partnership closed a three year extension until October 29, 2024. See Note 17 to the consolidated financial statements, Subsequent Events, for details.

On March 31, 2020, Nera Brookside Associates, LLC (“Brookside Apartments”), entered into a Mortgage Note with KeyBank National Associates (“KeyBank”) in the principal amount of $6,175,000. Interest only payments on the Note are payable on a monthly basis at a fixed interest rate of 3.53% per annum, and the principal amount of the Note is due and payable on March 31, 2035. The Note is secured by a mortgage on the Brookside apartment complex located at 5-12 Totman Drive, Woburn, Massachusetts pursuant to a Mortgage, Assignment of Leases and Rents and Security Agreement dated March 31, 2020. The Note is guaranteed by the Partnership pursuant to a Guaranty Agreement dated March 31, 2020. Brookside Apartments used the proceeds of the loan to pay off an outstanding loan of approximately $2,390,000, with the remaining portion of the proceeds were added to cash reserves. In connection with this refinancing, there were closing costs of approximately $132,000.

From the start of the Stock Repurchase Program in 2007 through March 31, 2021, the Partnership has purchased 1,428,437 Depositary Receipts. During the three months ended September 30, 2021, the Partnership did not purchase any Depositary Receipts. In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. With the recovery of the residential rental market, the Partnership expects to resume the purchase of depository receipts in the fourth quarter of 2021.

At November 1, 2021, the Harold Brown related entities and Ronald Brown collectively own approximately 30.9% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal,by the Estate of Harold Brown, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees. As reported on Form 8-K dated October 1, 2021, Robert Somma, a trustee of the 2013 Trust, passed away. Mr. Reier replaced him as trustee of the 2013 Trust. Mr. Reier was elected on November 5, 2021 as a director of New Real, Inc.

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

Residential tenants sign a one year lease. During the nine months ended September 30, 2021, tenant renewals were approximately 67% with an average rental increase of approximately 1.9%, new leases accounted for approximately 33% with rental rate decreases of approximately 1.2%. During the nine months ended September 30, 2021, leasing commissions were approximately $642,000 compared to approximately $372,000 for the nine months ended September 30, 2020, an increase of approximately $270,000 (72.6%). Tenant concessions were approximately $34,000 for the nine months ended September 30, 2021, compared to approximately $25,000 for the nine months ended September 30, 2020, an increase of approximately $9,000 (36.0%). Tenant improvements were approximately $1,282,000 for the nine months ended September 30, 2021, compared to approximately $1,320,000 for the nine months ended September 30, 2020, a decrease of approximately $38,000 (2.9%).

Hamilton accounted for approximately 2.4% of the repair and maintenance expenses paid for by the Partnership during the nine months ended September 30, 2021 and 2.2 % during the nine months ended September 30, 2020. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $83,000 (60.5%) and approximately $84,000 (64.3%) of the legal services paid for by the Partnership during the nine months ended September 30, 2021 and 2020 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the nine months ended September 30, 2021, Hamilton provided the Partnership approximately $413,000 in construction and architectural services, compared to approximately $493,000 for the nine months ended September 30, 2020.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the nine months ended September 30, 2021 and 2020, Hamilton charged the Partnership $93,750 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 and September 30, 2020

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $3,551,000 during the three months ended September 30, 2021, compared to approximately $3,228,000 for the three months ended September 30, 2020, an increase of approximately $323,000 (10.0%).

The rental activity is summarized as follows:

	Occupancy Date
	November 1, 2021	November 1, 2020
Residential
Units	2,911	2,911
Vacancies	73	241
Vacancy rate	2.5%	8.3%
Commercial
Total square feet	108,043	108,043
Vacancy	2,152	6,852
Vacancy rate	2.0%	6.3%

	Rental Income (in thousands)
	Three Months Ended September 30,
	2021		2020
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$15,832	$15,832	$15,047	$15,047
Residential percentage	95%	95%	95%	95%
Commercial percentage	5%	5%	5%	5%
Contingent rentals	$127	$127	$132	$132

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

	Three Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
Revenues
Rental income	$15,832,492	$15,046,646	$785,846	5.2%
Laundry and sundry income	114,180	95,620	18,560	19.4%
	15,946,672	15,142,266	804,406	5.3%
Expenses
Administrative	607,478	511,812	95,666	18.7%
Depreciation and amortization	3,956,979	4,612,713	(655,734)	(14.2)%
Management fee	646,059	598,111	47,948	8.0%
Operating	1,338,718	1,228,750	109,968	8.9%
Renting	458,040	332,157	125,883	37.9%
Repairs and maintenance	3,128,369	2,524,050	604,319	23.9%
Taxes and insurance	2,259,793	2,107,037	152,756	7.2%
	12,395,436	11,914,630	480,806	4.0%
Income Before Other Income (Expense)	3,551,236	3,227,636	323,600	10.0%
Other Income (Expense)
Interest income	27	11	16	145.5%
Interest expense	(3,393,518)	(3,417,348)	23,830	(0.7)%
Income (Loss) from investments in unconsolidated joint ventures	(233,130)	(249,583)	16,453	(6.6)%
	(3,626,621)	(3,666,920)	40,299	(1.1)%
Net Income (Loss)	$(75,385)	$(439,284)	$363,899	(82.8)%

Rental income for the three months ended September 30, 2021 was approximately $15,832,000, compared to approximately $15,046,000 for the three months ended September 30, 2020, an increase of approximately $786,000 (5.2%). Although rental income has increased at a number of properties, due to the effect of the Pandemic, a number of properties incurred a decrease in their rental income. The Partnership properties with the largest increases in rental income include Hamilton Green, Mill Street and Hamilton Oaks with increases of $102,000, $48,000, and $40,000 respectively. These are offset by certain properties with the largest decreases in rental income, which include 62 Boylston, Woodland Park, and1144 Commonwealth, with decreases of approximately $83,000, $64,000, and $46,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended September 30, 2021 were approximately $12,395,000 compared to approximately $11,915,000 for the three months ended September 30, 2020, an increase of approximately $480,000 (4.0%). The factors contributing to the increase are an increase in repairs and maintenance of approximately $604,000 (23.9%), an increase in taxes and insurance of approximately $153,000 (7.2%), and an increase in renting expense of approximately $126,000 (37.9%), partially offset by a decrease in depreciation and amortization of approximately $656,000 (14.2%) due to fully depreciated assets.

Interest expense for the three months ended September 30, 2021 was approximately $3,393,000 compared to approximately $3,417,000 for the three months ended September 30, 2020, a decrease of approximately $24,000 (0.7%).

At September 30, 2021, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $233,000 for the three months ended September 30, 2021, compared to a net loss of approximately $249,000 for the three months ended September 30, 2020, an increase in income of approximately $16,000 (6.6%). This increase is primarily due to an increase in rental revenue to approximately $2,329,000 from $2,193,000, an increase of approximately $136,000 (6.2%) for the three months ended September 30,

2021 compared to the three months ended September 30, 2020. Included in the income for the three months ended September 30, 2021 is depreciation and amortization expense of approximately $660,000.

As a result of the changes discussed above, the net loss for the three months ended September 30, 2021 was approximately $75,000 compared to the net loss of approximately $439,000 for the three months ended September 30, 2020, an increase in income of approximately $364,000 (82.8%).

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $11,134,000 during the nine months ended September 30, 2021, compared to approximately $12,017,000 for the nine months ended September 30, 2020, a decrease of approximately $883,000 (7.3%).

	Nine Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
Revenues
Rental income	$46,145,825	$46,946,889	$(801,064)	(1.7)%
Laundry and sundry income	336,980	330,066	6,914	2.1%
	46,482,805	47,276,955	(794,150)	(1.7)%
Expenses
Administrative	1,819,481	1,608,664	210,817	13.1%
Depreciation and amortization	11,806,561	13,779,797	(1,973,236)	(14.3)%
Management fee	1,867,798	1,862,645	5,153	0.3%
Operating	4,792,332	4,188,934	603,398	14.4%
Renting	941,281	657,636	283,645	43.1%
Repairs and maintenance	7,432,860	6,659,443	773,417	11.6%
Taxes and insurance	6,688,885	6,503,299	185,586	2.9%
	35,349,198	35,260,418	88,780	0.3%
Income Before Other Income (Expense)	11,133,607	12,016,537	(882,930)	(7.3)%
Other Income (Expense)
Interest income	74	171	(97)	(56.7)%
Interest (expense)	(10,136,630)	(10,291,255)	154,625	(1.5)%
Income (Loss) from investments in unconsolidated joint ventures	(796,725)	669,098	(1,465,823)	(219.1)%
	(10,933,281)	(9,621,986)	(1,311,295)	13.6%
Net Income	$200,326	$2,394,551	$(2,194,225)	(91.6)%

Rental income for the nine months ended September 30, 2021 was approximately $46,146,000, compared to approximately $46,947,000 for the nine months ended September 30, 2020, a decrease of approximately $801,000 (1.7%). Although rental income has increased at a number of properties, due to the effect of the Pandemic, a number of properties incurred a decrease in their rental income. The Partnership properties with the largest increases in rental income include Hamilton Green, Hamilton Oaks and Dean Street Associates with increases of $161,000, $133,000, and $57,000 respectively. These are offset by certain properties with the largest decreases in rental income, which include 62 Boylston, 1144 Commonwealth, and Lincoln Street, with decreases of approximately $1,452,000, $352,000, and $151,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the nine months ended September 30, 2021 were approximately $35,349,000 compared to approximately $35,260,000 for the nine months ended September 30, 2020, an increase of approximately $89,000 (0.3%). The factors contributing to this net increase are an increase in repairs and maintenance expenses of approximately $773,000 (11.6%), an increase in operating costs of approximately $603,000 (14.4%), and an increase in renting expense of approximately $284,000 (43.1%), partially offset by a decrease in depreciation and amortization of approximately $1,973,000 (14.3%), due to fully depreciated assets.

Interest expense for the nine months ended September 30, 2021 was approximately $10,136,000 compared to approximately $10,291,000 for the nine months ended September 30, 2020, a decrease of approximately $155,000 (1.5%). The decrease is primarily due to a decrease in interest expense on the line of credit of approximately $83,000.

At September 30, 2021, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $797,000 for the nine months ended September 30, 2021, compared to net income of approximately $669,000 for the nine months ended September 30, 2020, a decrease in income of approximately $1,466,000 (219.1%). This decrease is primarily due to the reduction in rental revenue from approximately $7,565,000 for the nine months ended September 30, 2020 to approximately $6,543,000 for the nine months ended September 30, 2021, a decrease of approximately $1,022,000 (13.5%). Included in the income for the nine months ended September 30, 2021 is depreciation and amortization expense of approximately $1,968,000.

As a result of the changes discussed above, net income for the nine months ended September 30, 2021 was approximately $200,000 compared to income of approximately $2,394,000 for the nine months ended September 30, 2020, a decrease in net income of approximately $2,194,000 (91.6%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first nine months of 2021 was the collection of rents. The Partnership’s principal source of cash during the first nine months of 2020 was the collection of rents and the proceeds from the refinancing of Brookside Apartments. The majority of cash and cash equivalents of $24,616,257 at September 30, 2021 and $18,646,972 at December 31, 2020 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $5,969,285 for the nine months ended September 30, 2021 is summarized as follows:

	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$12,848,551	$13,304,765
Cash (used in) investing activities	(1,667,942)	(1,079,130)
Cash (used in) provided by financing activities	(1,704,743)	976,849
Repurchase of Depositary Receipts, Class B and General Partner Units	—	(394,031)
Distributions paid	(3,506,581)	(3,506,894)
Net increase in cash and cash equivalents	$5,969,285	$9,301,559

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The increase in cash used in investing activities is primarily due to improvements to rental properties. The change in cash used in financing activities is due to the pay down of mortgages,

During 2021, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,230,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Redwood Hills, Hamilton Green, Hamilton Oaks, Westgate, and Dean Street Associates, at a cost of approximately $439,000, $233,000, $210,000, $184,000, $151,000 and $127,000 respectively.

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

During the nine months ended September 30, 2021, the Partnership received distributions of approximately $590,000 from the investment properties. For the nine months ended September 30, 2020, the Partnership received $1,195,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $80,000 and $700,000 for the nine months ended September 30, 2021 and 2020, respectively.

In January 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2021. In April 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on June 30, 2021. In July 2021, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on September 30, 2021.

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

The Partnership paid an extension fee of approximately $37,500 in association with the extension. The Partnership agreed to terms with the lender on October 29, 2021, to extend the line of credit until October 29, 2024. The Partnership is in compliance with the loan covenants under the terms of loan extension and modification. See Note 17. Subsequent Events for details.

On December 19, 2019, the Partnership drew down on the line of credit in the amount of $20,000,000, used in conjunction with the purchase of Mill Street Apartments. On December 20, 2019, the Partnership paid down $2,000,000. On January 22, 2020, the Partnership paid down the line by $1,000,000. As of September 30, 2021, the line of credit had an outstanding balance of $17,000,000.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of September 30, 2021, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At September 30, 2021, our proportionate share of the non-recourse debt related to these investments was approximately $70,945,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of September 30, 2021, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2022	2023	2024	2025	2026	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,743,363	$102,671,604	$10,935,462	$3,259,573	$24,870,153	$138,604,815	$283,084,970

Other obligations	17,000,000	—	—	—	—	—	17,000,000
Total Contractual Obligations	$19,743,363	$102,671,604	$10,935,462	$3,259,573	$24,870,153	$138,604,815	$300,084,970

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 12, 2021 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

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

As of September 30, 2021, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $449,975,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $27,000,000 (without taking out unamortized deferred financing costs) as of September 30, 2021. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 350 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $220,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of September 30, 2021 would be approximately $16.3 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting as a result of a majority or our office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the third quarter of 2021:

			Remaining number of Depositary
		Depositary Receipts	Receipts that may be purchased
Period	Average Price Paid	Purchased as Part of Publicly Announced Plan	Under the Plan (as Amended)

July 1-31, 2021	$—	—	571,561
August 1-31, 2021	$—	—	571,561
September 1-30, 2021	$—	—	571,561
Total		—

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015, until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007, through September 30, 2021, the Partnership has repurchased 1,428,437 Depositary Receipts at an average price of $28.43 per receipt (or $852.90 per underlying Class A Unit), 3,572 Class B Units and 188 General Partnership Units, both at an average price of $1,033.00 per Unit, totaling approximately $44,718,000 including brokerage fees paid by the Partnership.

During the nine months ended September 30, 2021, the Partnership did not purchase any Depositary Receipts. With the recovery of the residential rental market, the Partnership expects to resume the purchase of depository receipts in the fourth quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On November 5, 2021, David Reier was appointed to the Board of Directors of NewReal, Inc., and the General Partner of the Partnership.

Mr.Reier is a partner of the Boston office of the national law firm Arent Fox LLP. Mr. Reier is licensed to practice law in Massachusetts and is admitted to practice in the U.S. District Court, District of Massachusetts, U.S. Bankruptcy Court, District of Massachusetts, Supreme Court of the United States and U.S. Court of Federal Claims. Mr. Reier holds a Ph.D. degree from the University of California, Berkeley, and a J.D. from Harvard Law School. Based on Mr. Reier’s experience providing legal representation to companies in a range of industries, including real estate, the Board of Directors concluded that Mr. Reier has the requisite experience, qualifications, capabilities and the skills necessary to serve as a member of the Board of Directors.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: November 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	November 8, 2021
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	November 8, 2021
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ GUILLIAEM AERTSEN	Director of the General Partner	November 8, 2021
Guilliaem Aertsen

/s/ DAVID ALOISE	Director of the General Partner	November 8, 2021
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	November 8, 2021
Andrew Bloch

/s/ EUNICE HARPS	Director of the General Partner	November 8, 2021
Eunice Harps

/s/ SALLY MICHAEL	Director of the General Partner	November 8, 2021
Sally Michael

/s/ DAVID REIER	Director of the General Partner	November 8, 2021
David Reier