Form 10-K
period 2021-12-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2022-03-11
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2021, the aggregate market value of the registrant’s securities held by non-affiliates of the registrant was $121,112,902 based on the closing price of the registrant’s traded securities on the NYSE MKT Exchange on such date. For this computation, the Registrant has excluded the market value of all Depositary Receipts reported as beneficially owned by executive officers and directors of the General Partner of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A	NEN	NYSE MKT Exchange

As of March 9, 2022, there were 97,019 of the registrant’s Class A units (2,910,567 Depositary Receipts) of limited partnership issued and outstanding and 23,042 Class B units issued and outstanding.

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

The Partnership owns between a 99.67% and 100% interest in each of the Subsidiary Partnerships, except in seven limited liability companies (the “Investment Properties” or “Joint Ventures”) in which the Partnership has between a 40% and 50% ownership interest. The majority shareholder of the General Partner indirectly owns between 47.6% and 59%, and five other current and past employees of Hamilton own collectively between 0% and 2.4%, respectively of the Joint Ventures .The Partnership’s interest in the Investment Properties is accounted for on the equity method in the Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements—“Principles of Consolidation.” See Note 14 to the Consolidated Financial Statements—“Investment in Unconsolidated Joint Ventures” for a description of the properties and their operations. Of those Subsidiary Partnerships not wholly owned by the Partnership, except for the Investment Properties, the remaining ownership interest is held by an unaffiliated third party. In each such case, the third party has entered into an agreement with the Partnership, pursuant to which any benefit derived from its ownership interest in the applicable Subsidiary Partnerships will be returned to the Partnership.

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

Operations of the Partnership

The Trustees of the estate of Harold Brown currently hold voting control over the NewReal shares. The Trustees are currently Sally Michael and David Reier. Mr. Reier succeeded Robert Somma as Trustee and was elected to the Board of Directors of the Partnership’s general partner, New Real, Inc. on November 5, 2021.

As of December 31, 2021, the Partnership was managed by the General Partner, NewReal, Inc., a Massachusetts corporation wholly owned by the estate of Harold Brown and Ronald Brown. The General Partner has engaged The Hamilton Company, Inc. (the “Hamilton Company” or “Hamilton”) to perform general management functions for the Partnership’s properties in exchange for management fees. The Hamilton Company is wholly owned by JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively. The Partnership, Subsidiary Partnerships, and the Investment Properties currently contract with the management company for 43 individuals at the Properties and 9 individuals at the Joint Ventures who are primarily involved in the supervision and maintenance of specific properties. The General Partner has no employees.

As of February 1, 2022, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes, the Condominium Units and the Investment Properties are located primarily in the metropolitan Boston area of Massachusetts.

As of February 1, 2022, the Subsidiary Partnerships also owned a commercial shopping center in Framingham, Massachusetts, one commercial building in Newton and one in Brookline, Massachusetts and commercial space in mixed-use buildings in Boston, Brockton and Newton, Massachusetts. These properties are referred to collectively as the “Commercial Properties.” See Note 2 to the Consolidated Financial Statements, included as a part of this Form 10-K.

Additionally, as of February 1, 2022, the Partnership owned a 40-50% interest in 7 residential and mixed use complexes, the Investment Properties, with a total of 688 residential units, one commercial unit, and a 50 car parking lot. See Note 14 to the Consolidated Financial Statements for additional information on these investments.

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

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. Certain states and cities, including all of the jurisdictions in which our properties are located, took measures to prevent or slow the spread of COVID-19, including by instituting quarantines, restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.  As a result, the COVID-19 pandemic negatively impacted almost every industry directly or indirectly, including industries in which we and our customers operate.  We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramification of the disease, and the societal and governmental responses in the communities in which we operate. In addition, we have adapted our operations to protect our employees, including by implementing a work from home policy.  As a result, many of our employees continue to work remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.  The COVID-19 pandemic could negatively impact our business in a number of ways, including:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;
●	deterioration in the financial condition or liquidity of our tenants, customers or other counterparties, which could result in their inability to pay rents or failure to meet their contractual obligations to us;
●	the potential negative impact on our ability to complete planned acquisitions or dispositions of assets on expected terms or timelines, or at all;
●	reduced demand for space at our office properties and units at our multifamily residential properties, which could have a negative impact on our prospects for leasing current or additional space and/or renewing leases with existing tenants;
●	difficulty accessing debt and equity capital on attractive terms, or at all, which could result in reduced availability and increased cost of capital necessary to fund business operations, finance our development pipeline or address maturing liabilities on a timely basis;
●	costs associated with construction delays and cost overruns at our development and redevelopment projects;
●	unanticipated costs and operating expenses associated with remote work arrangements, sanitation measures performed at each of our properties, and other measures to protect the welfare of our employees and tenants; and
●	the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption.
●	the Partnership rents a significant number of their apartment units to students. A reduction in revenue would occur if Colleges and Universities in the City of Boston and the surrounding communities reverted to the practice of starting an academic year working remotely or using a hybrid model of remote and limited in class learning. These educational models would cause a large decrease in the student population and could result in significant vacancies in the Partnership’s apartment portfolio.
●	of the units rented to students, a sufficient number are rented to students from countries outside of the United States. If a Federal or local Government agency prohibits students from other countries to study at local universities, due to the citizens of their respective nations not having had a sufficient percentage of their populations receive vaccinations, it could result in significant vacancies, increased rent concessions, and decreased revenues to the Partnership.

The extent to which the COVID-19 pandemic continues to adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the roll-out of COVID-19 vaccines and their effectiveness in curbing the spread of the virus, the nature and duration of other measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate. Among other things COVID-19 and government and our responses to the virus could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; and (3) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19 or the measures the government and we take in response thereto on our financial position, results of operations and cash flows.

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

While we expect USD LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.

Unit Distributions

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2022. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt). In 2021 the Partnership paid a total distribution of an aggregate $ 38.40 per Unit ($1.28 per Receipt) for a total payment of $4,673,140 in 2021. In 2020 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,675,754.

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the

Repurchase Program to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years, from March 31,2020, until March 31,2025.The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restate Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through December 31, 2021, the Partnership has repurchased 1,434,189 Depositary Receipts at an average price of $28.31 per receipt (or $849.30 per underlying Class A Unit), 3,618 Class B Units and 191 General Partnership Units, both at an average price of $ 1,043.00 per Unit, totaling approximately $45,168,000 including brokerage fees paid by the Partnership. Given the economic uncertainty caused by the coronavirus pandemic, as of April 15, 2020, the Partnership elected to temporarily suspend the repurchase program. With the improving economic outlook and the return of students to universities in the Greater Boston area in the fall of 2021, the repurchase program was reinstated in November of 2021.

Property Transactions

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

The Partnership used the proceeds to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes.

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

During 2021, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,317,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at 62 Boylston Street, Redwood Hills, Hamilton Oaks, Hamilton Green, Westgate Apartments, and Lincoln Street at a cost of $539,000, $408,000, $273,000, $243,000, $212,000, and $186,000 respectively. The Partnership plans to invest approximately $5,500,000 in capital improvements in 2022.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.04%. Consequently, as of December 31,2021, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

The interest rate for the new term is LIBOR plus 300 basis points. The costs associated with the modification and renewal of the line of credit is approximately $179,000. On December 3, 2021, the Partnership paid off the outstanding balance of $17,000,000 on the Line of Credit.

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

Advisory Committee

As of December 31, 2021, the Advisory Committee members were limited partners Gregory Dube, Robert Nahigian, and David Ross. These Advisory Committee members are not affiliated with the General Partner. The Advisory Committee meets with the General Partner to review the progress of the Partnership, assist the General Partner with policy formation, review the appropriateness, timing and amount of proposed distributions, approve or reject proposed acquisitions and investments with affiliates, and advise the General Partner on various other Partnership affairs. Per the Partnership Agreement, the Advisory Committee has no binding power except that it must approve certain investments and acquisitions or sales by the Partnership from or with affiliates of the Partnership.

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

The global outbreak of COVID-19 across many countries around the globe, including the United States, has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. Certain states and cities, including all of the jurisdictions in which our properties are located, have taken measures to prevent or slow the spread of COVID-19, including by instituting quarantines, vaccination mandates, restrictions on travel, "stay-at-home" rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.  As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate.  We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramification of the disease, and the societal and governmental responses in the communities in which we operate. In addition, we have adapted our operations to protect our employees, including by implementing a work from home policy.  As a result, many of our employees are currently working remotely.  An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.  The COVID-19 pandemic could negatively impact our business in a number of ways, including:

●a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;

●deterioration in the financial condition or liquidity of our tenants, customers or other counterparties, which could result in their inability to pay rents or failure to meet their contractual obligations to us;

●the potential negative impact on our ability to complete planned acquisitions or dispositions of assets on expected terms or timelines, or at all;

●reduced demand for space at our office properties and units at our multifamily residential properties, which could have a negative impact on our prospects for leasing current or additional space and/or renewing leases with existing tenants;

●difficulty accessing debt and equity capital on attractive terms, or at all, which could result in reduced availability and increased cost of capital necessary to fund business operations, finance our development pipeline or address maturing liabilities on a timely basis;

●costs associated with construction delays and cost overruns at our development and redevelopment projects;

●unanticipated costs and operating expenses associated with remote work arrangements, sanitation measures performed at each of our properties, and other measures to protect the welfare of our employees and tenants; and

●the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic may adversely affect our business will depend on future developments, including, among others, the severity and duration of the pandemic, the effectiveness of COVID-19 vaccines in curbing the spread of the virus, the nature and duration of other measures taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact of the pandemic and containment measures on the industries in which we and our customers operate.  Among other things COVID-19 and government and our responses to the virus could (1) adversely affect the ability of our suppliers and vendors to provide products and services to us; (2) make it more difficult for us to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business; (3) cause labor shortages in the available labor force due to quarantine requirements thereby making it more difficult for us to attract, hire and retain qualified personnel; and (4) increase our cost of capital and adversely impact our access to capital. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19 or the measures the government and we take in response thereto on our financial position, results of operations and cash flows.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners, including personally identifiable information of our tenants and employees, in our data centers and on our networks and our business is at risk from and may be impacted by cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include data encryption, frequent password change events, firewall detection systems, anti-virus software and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack, and we consult with outside cybersecurity firms to advise on our cybersecurity measures. We also have implemented internal controls around our treasury function, including enhanced payment authorization procedures, verification requirements for new vendor setup and vendor information changes, and bolstered outgoing payment notification process and account reconciliation procedures. We have policies and procedures in place in order to identify cybersecurity incidents and elevate such incidents to senior management in order to appropriately address and remediate any cyber-attack. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, and there can be no assurance that our actions, security measures, and controls designed to prevent, detect, or respond to intrusion; to limit access to data; to prevent loss, destruction, alteration, or exfiltration of business information; or to limit the negative impact from such attacks can provide absolute security against a cybersecurity incident. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, increased cybersecurity insurance premiums and damage our reputation, which could adversely affect our business.

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

While we expect LIBOR to be available in substantially its current form until June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.

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

We are subject to control by our directors and officers. The directors and executive officers of the General Partner and members of their families and related entities owned approximately 31% of our depositary receipts as of December 31, 2021. Additionally, management decisions rest with our General Partner without limited partner approval.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2019, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be reduced.

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

Apartment Complexes

The table below lists the location of the 2,892 Apartment Units, the number and type of units in each complex, the range of rents and vacancies as of February 1, 2022, the principal amount outstanding under any mortgages as of December 31, 2021, the fixed interest rates applicable to such mortgages, and the maturity dates of such mortgages.

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2021 (1)	Mortgage
Boylston Downtown L.P.	269 units					—	$35,877,479	2028
62 Boylston Street	0 three bedroom				N/A		3.97%
Boston, MA	0 two bedroom				N/A
	53 one bedroom		$1,900	–	2,550
	216 studios		$1,500	–	2,300
Brookside Associates, LLC	44 units					1	$6,175,000	2035
5–7–10–12 Totman Road	0 three bedroom				N/A		3.53%
Woburn, MA	34 two bedroom		$1,725	–	1,925
	10 one bedroom		$1,599	–	1,725
	0 studios				N/A
Clovelly Apartments L.P.	103 units					1	$11,214,000	2031
160–170 Concord Street	0 three bedroom				N/A		2.97%
Nashua, NH	53 two bedroom		$1,325	–	2,000
	50 one bedroom		$1,125	–	1,400
	0 studios				N/A
Commonwealth 1137 L.P.	35 units					1	$5,440,000	2031
1131–1137 Commonwealth Ave.	29 three bedroom		$2,370	–	3,050		2.97%
Allston, MA	4 two bedroom		$2,200	–	2,500
	1 one bedroom		$1,250	–	1,250
	1 studio		$1,325	–	1,325
Commonwealth 1144 L.P.	261 units					3	$32,325,000	2031
1144–1160 Commonwealth Ave.	0 three bedroom				N/A		2.97%
Allston, MA	11 two bedroom		$1,625	–	2,000
	109 one bedroom		$1,500	–	2,000
	141 studios		$1,400	–	1,800
Nera Dean Street Associates, LLC	69 units					2	$5,687,000	2024
38–48 Dean Street	0 three bedroom				N/A		4.22%
Norwood, MA	66 two bedroom		$1,700	–	1,850
	3 one bedroom		$1,575	–	1,650
	0 studios				N/A
Executive Apartments L.P.	72 units					—	$8,190,000	2031
545–561 Worcester Road	1 three bedroom		$2,275	–	2,275		2.97%
Framingham, MA	47 two bedroom		$1,700	–	1,800
	23 one bedroom		$1,350	–	1,600
	1 studio		$1,400	–	1,400
Hamilton Battle Green LLC	48 units					1	$4,020,965	2026
34–42 Worthen Road	0 three bedroom				N/A		4.95%
Lexington, MA	24 two bedroom		$2,250	–	2,750
	24 one bedroom		$1,900	–	2,300
	0 studios				N/A
Hamilton Green Apartments LLC	193 units					5	$33,783,041	2028
311–319 Lowell Street	10 three bedroom		$2,565	–	2,950		4.67%
Andover, MA	168 two bedroom		$1,750	–	2,925
	15 one bedroom		$1,700	–	2,000
	0 studios	$			N/A
Hamilton Highlands	79 units					1	$20,086,380	2026
755-757 Highland Avenue	1 three bedroom		$2,850	–	2,850		3.76%
Needham, MA.	75 two bedroom		$2,150	–	2,750
	2 one bedroom		$1,800	–	1,950
	1 studio		$1,825	–	1,825
Hamilton Oaks Associates, LLC	268 units					8	$26,666,000	2031
30–50 Oak Street Extension	0 three bedroom				N/A		2.97%
40–60 Reservoir Street	96 two bedroom		$1,600	–	1,800
Brockton, MA	159 one bedroom		$1,300	–	1,475
	13 studios		$1,150	–	1,300
Highland Street Apartments L.P.	36 units					—	$3,960,000	2031
38–40 Highland Street	0 three bedroom				N/A		2.97%
Lowell, MA	24 two bedroom		$1,250	–	1,700
	10 one bedroom		$1,200	–	1,500
	2 studios		$1,150	–	1,150

							Mortgage Balance
							and Interest Rate	Maturity
	Number and Type						As of	Date of
Apartment Complex	of Units	Rent Range				Vacancies	December 31, 2021 (1)	Mortgage
Linhart L.P.	9 units					—	$
4–34 Lincoln Street	0 three bedroom				N/A		—%
Newton, MA	0 two bedroom				N/A
	5 one bedroom		$1,500	–	1,675
	4 studios		$1,400	–	1,400
Mill Street Development (2)							—%
57 Mill Street
Woburn, MA.

Mill Street Gardens, LLC	181 units					2	$31,000,000	2035
57 Mill Street	0 three bedroom				N/A		3.59%
Woburn, MA.	116 two bedroom		$1,750		1,975
	62 one bedroom		$1,550	–	1,800
	3 studios		$1,350	–	1,530
North Beacon 140 L.P.	65 units					2	$12,683,000	2031
140–154 North Beacon Street	10 three bedroom		$2,775	–	3,150		2.97%
Brighton, MA	54 two bedroom		$2,375	–	2,900
	1 one bedroom		$2,075	–	2,075
	0 studios				N/A
Olde English Apartments L.P.	84 units					1	$9,608,000	2031
703–718 Chelmsford Street	0 three bedroom				N/A		2.97%
Lowell, MA	47 two bedroom		$1,375	–	1,575
	30 one bedroom		$1,165	–	1,575
	7 studios		$1,300	–	1,500
Redwood Hills L.P.	180 units					3	$17,105,000	2031
376-382 Sunderland road	0 three bedroom				N/A		2.97%
Worcester, MA	89 two bedroom		$1,400	–	1,700
	91 one bedroom		$1,200	–	1,375
	0 studios				N/A
Residences at Captain Parkers LLC	94 units					3	$20,750,000	2029
125 Worthen Road and Ryder Lane	8 three bedroom		$2,985	–	3,450		4.05%
Lexington, MA	48 two bedroom		$2,400	–	2,850
	38 one bedroom		$1,800	–	2,450
	0 studios				N/A
River Drive L.P.	72 units					2	$9,543,000	2031
3–17 River Drive	0 three bedroom				N/A		2.97%
Danvers, MA	60 two bedroom		$1,575	–	1,850
	5 one bedroom		$1,350	–	1,650
	7 studios		$1,325	–	1,550
School Street 9, LLC	184 units					2	$13,343,384	2023
9 School Street	0 three bedroom				N/A		3.76%
Framingham, MA	96 two bedroom		$1,800	–	2,000
	88 one bedroom		$1,500	–	1,800
	0 studios				N/A
WCB Associates, LLC	180 units					5	$19,266,000	2031
10–70 Westland Street	0 three bedroom	$			N/A		2.97%
985–997 Pleasant Street	96 two bedroom		$1,475	–	1,700
Brockton, MA	84 one bedroom		$1,150	–	1,400
	0 studios				N/A
Westgate Apartments, LLC	220 units					4	$15,700,000	2023
2–20 Westgate Drive	0 three bedroom				N/A		4.65%
Woburn, MA	110 two bedroom		$1,700	–	1,900
	110 one bedroom		$1,475	–	1,700
	0 studios				N/A
Westgate Apartments Burlington, LLC	20 units					—	$2,500,000	2024
105–107 Westgate Drive	0 three bedroom				N/A		4.31%
Burlington, MA	12 two bedroom		$2,150	–	2,575
	8 one bedroom		$1,800	–	2,000
	0 studios				N/A
Woodland Park Partners, LLC	126 units					2	$22,250,000	2027
264-290 Grove Street	0 three bedroom				N/A		3.79%
Newton, MA	80 two bedroom		$1,850	–	2,200
	30 one bedroom		$1,650	–	2,050
	16 studios		$1,350	–	1,550

(1)	The mortgage balance is stated before unamortized deferred financing costs.
(2)	Mill Street Development, LLC, partially held for development, consisting of 4 homes, one used as an office for the apartment complex.

Current free rent concessions would result in an average reduction in unit rents of less than $32.03 per month per unit. Free rent expense amortized in 2021 was approximately $1,119,000 compared to approximately $421,000 in 2020.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with the initial advance in the amount of $156,000,000, at a fixed interest rate of 2.97%. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filings (“Mortgages”). The Partnership used the proceeds to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes. See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

The table below lists the location of the 19 Condominium Units, the type of units, the range of rents received by the Partnership for such units, and the number of vacancies as of February 1, 2022.

						Mortgage Balance
	Number and Type					and Interest Rate	Maturity
	of Units Owned					As of	Date of
Condominiums	by Partnership	Rent Range			Vacancies	December 31, 2021	Mortgage
Riverside Apartments	19 units				1	—	—
8–20 Riverside Street	0 three bedroom			N/A
Watertown, MA	12 two bedroom	$1,850	–	2,000
	5 one bedroom	$1,800	–	1,950
	2 studios	$1,500	–	1,800

Commercial Properties

BOYLSTON DOWNTOWN LP. In 1995, this Subsidiary Partnership acquired the Boylston Downtown property in Boston, Massachusetts (“Boylston”). This mixed-use property includes 17,218 square feet of rentable commercial space. As of February 1, 2022, the commercial space was fully occupied, and the average rent per square foot was $28.64. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

HAMILTON OAKS ASSOCIATES, LLC. The Hamilton Oaks Apartment complex, acquired by the Partnership in December 1999 through Hamilton Oaks Associates, LLC, includes 6,075 square feet of rentable commercial space, occupied by a daycare center. As of February 1, 2022, the commercial space was fully occupied, and the average rent per square foot was $15.00. The Partnership also rents roof space for a cellular phone antenna at an average rent of approximately $48,000 per year through November 2025. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

LINHART LP. In 1995, the Partnership acquired the Linhart property in Newton, Massachusetts (“Linhart”). This mixed-use property includes 21,548 square feet of rentable commercial space. As of February 1, 2022, the commercial space was fully occupied, and the average rent per square foot was $25.59.

NORTH BEACON 140 LP. In 1995, this Subsidiary Partnership acquired the North Beacon property in Boston, Massachusetts (“North Beacon”). This mixed-use property includes 1,050 square feet of rentable commercial space. The property was fully rented as of February 1, 2022, and the average rent per square foot as of that date was $40.50. For mortgage balance, interest rate and maturity date information see “Apartment Complexes” above.

STAPLES PLAZA. In 1999, the Partnership acquired the Staples Plaza shopping center in Framingham, Massachusetts (“Staples Plaza”). The shopping center consists of 38,695 square feet of rentable commercial space. On March 12, 2018, the loan for 659 Worcester Road was refinanced with Brookline Bank in the amount of $6,083,684. The loan is due on March 12, 2023. Interest only until March 12, 2021. Commencing in April, 2021, monthly payments of principal and interest in the amount of $32,427 were made based on an assumed amortization period of thirty (30) years. The loan bears a fixed annual rate equal to 4.87%. The proceeds of the new loan were used to pay off the existing loan. The closing costs were approximately $69,000. As of February 1, 2022 Staples Plaza was fully occupied, and the average net rent per square foot was $21.94.

HAMILTON LINEWT ASSOCIATES, LLC. In 2007, the Partnership acquired a retail block in Newton, Massachusetts. The property consists of 5,850 square feet of rentable commercial space. As of February 1, 2022, the commercial space was fully occupied, and the average rent per square foot was $25.00.

HAMILTON CYPRESS LLC. In 2008, the Partnership acquired a medical office building in Brookline, Massachusetts. The property consists of 17,607 square feet of rentable commercial space. As of February 1, 2022, the space was fully occupied, and the average rent per square foot was $39.64.

The following information is provided for commercial leases:

		Total square	Total number	Percentage of
	Annual base rent	feet for	of leases	annual base rent
Through December 31,	for expiring leases	expiring leases	expiring	for expiring leases
2022	$882,541	52,750	20	33%
2023	390,984	12,609	6	15%
2024	654,055	21,839	12	24%
2025	150,851	1,523	3	6%
2026	349,966	12,733	6	13%
2027	100,650	2,850	2	4%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
2031	—	—	—	—%
2032	—	—	—	—%
2033	—	—	—	—%
Totals	$2,671,497	108,154	50	100%

Commercial rental income is accounted for using the straight line method. Approximately 44 percent of our commercial leases contain rent escalations which range from $0.16– $2.00 per square foot per year.

Investment Properties

See Note 14 to the Financial Statements for additional information regarding the Investment Properties.

The Partnership has a 50% ownership interest in the properties summarized below:

						Mortgage Balance
NEED UPDATE FOR VACANCY AND MORTGAGE						and Interest Rate	Maturity
	Number and Type					As of	Date of
Investment Properties	of Units	Range			Vacancies	December 31, 2021 (1)	Mortgage
345 Franklin, LLC	40 Units				1	$8,935,610	2028
345 Franklin Street	0 three bedroom			N/A		3.87%
Cambridge, MA	39 two bedroom	$2,700	–	3,525
	1 one bedroom	$2,750	–	2,750
	0 studios			N/A
Hamilton on Main Apartments, LLC	148 Units				4	$16,900,000	2024
223 Main Street	0 three bedroom			N/A		4.34%
Watertown, MA	93 two bedroom	$1,950	–	2,250
	31 one bedroom	$1,700	–	1,975
	24 studios	$1,325	–	1,700
Hamilton Minuteman, LLC	42 Units				1	$6,000,000	2031
1 April Lane	0 three bedroom			N/A		3.71%
Lexington, MA	40 two bedroom	$2,250	–	2,600
	2 one bedroom	$2,100	–	2,550
	0 studios			N/A
Hamilton Essex 81 LLC	49 Units				2	$10,000,000	2025
Residential	0 three bedroom			N/A		2.27%
81–83 Essex Street	11 two bedroom	$1,900	–	3,000
Boston, MA.	38 one bedroom	$1,600	–	2,150
	0 studios			N/A
Hamilton Essex Development LLC	Parking Lot
Commercial
81–83 Essex Street
Boston, Massachusetts

Hamilton 1025 LLC	Commercial Building
Commercial
1025 Hancock Street
Quincy, MA.

The Partnership has a 40% ownership interest in the property summarized below:
Hamilton Park Towers, LLC	409 Units				2	$125,000,000	2028
175–185 Freeman Street,	71 three bedroom	$3,100	–	3,800		3.99%
Brookline,	227 two bedroom	$2,200	–	3,750
MA.	111 one bedroom	$1,950	–	2,300
MA.	0 studios			N/A

Current free rent concessions would result in an average reduction in unit rents of $101.46 per month per unit. Free rent amortized in 2021 was approximately $838,000, compared to $187,000 in 2020.

(1) The mortgage balance is stated before unamortized deferred financing costs.

345 FRANKLIN, LLC. In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Partnership paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the property made a distribution of $1,610,000 to the

Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2021, the balance of this mortgage before unamortized deferred financing costs is approximately $8,936,000. This investment is referred to as 345 Franklin, LLC.

HAMILTON ON MAIN, LLC. In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Partnership sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2021, the balance of this mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton on Main Apartments, LLC.

HAMILTON MINUTEMAN, LLC. In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Partnership obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Partnership obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. This investment is referred to as Hamilton Minuteman, LLC. At December 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

HAMILTON 1025, LLC. On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. As of December 31, 2021, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

HAMILTON ESSEX 81, LLC. On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Partnership planned to operate the building and initiate development of the parking lot. In June 2007, the Partnership separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton

Essex 81, LLC. In August 2008, the Partnership restructured the mortgages on both parcels at Essex 81 and transferred the residential apartments to Hamilton Essex 81, LLC. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC

HAMILTON BAY, LLC. On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan is amortized over 30 years thereafter and matures in March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership sold the individual units.

During the 12 months ended December 31, 2018, 16 units were sold, resulting in a gain of approximately $2,438,000. 3 units were sold in 2019, resulting in a gain of approximately $433,000. As of December 30, 2021, all units have been sold by this Joint Venture. This investment is referred to as Hamilton Bay Apartments, LLC.

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

At December 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

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

All references to Depositary Receipts in the report are reflective of the 3-for-1 forward split.

Distribution to Limited & General Partners were:

	2021	2020
Class A—Limited Partners (80%)	$3,738,512	$3,740,604
Class B—Limited Partners (19%)	887,897	888,393
Class C—General Partner (1%)	46,731	46,757
Total	$4,673,140	$4,675,754

On March 1, 2022, the closing price on the NYSE American for a Depositary Receipt was $81.00. There were 2,857,377 Depositary Receipts outstanding and 1,773 Units (representing 53,190 receipts) held by approximately 2,216 record holders.

Any portion of the Partnership’s cash, which the General Partner deems not necessary for cash reserves, is distributed to the Partners, and distributions are made on a quarterly basis. The Partnership has made annual distributions to its Partners since 1978.The Partnership made distributions of $38.40 per unit ($1.28 per receipt) in 2021. The Partnership made distributions of $38.40 per Unit ($1.28 per Receipt) in 2020. The total distribution was $4,673,140 in 2021 and $4,675,754 in 2020. In January 2022, the Partnership declared a quarterly distribution of $9.60 per Unit ($0.32 per Receipt) payable on March 31, 2021. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt).

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain information relating to the number of holders of each class of Units.

Issuer Purchase of Equity Securities during the fourth quarter of 2021:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
October 1–31, 2021	$—	—	571,561
November 1–30, 2021	$61.86	659	570,902
December 1–31, 2021	$62.67	5,093	565,809
Total		5,752

See Note 8 to the Consolidated Financial Statements for information concerning this repurchase program.

The Partnership does not have any securities authorized for issuance under any equity compensation plans that are subject to disclosure under Item 201(d) of regulation S-K.

ITEM 6. [Reserved]

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

On February 24, 2019, Harold Brown, the owner of 75% of the outstanding voting securities of NewReal Inc., the general partner, of New England Realty Associates Limited Partnership passed away. As a result, the estate of Harold Brown currently hold voting control over the NewReal shares. At February 1, 2022, Harold Brown related entities and Ronald Brown collectively own approximately 31.1% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees. As reported on Form 8-K dated October 1, 2021, Robert Somma, a trustee of the 2013 Trust, passed away. Mr. Reier replaced him as trustee of the 2013 Trust. Mr. Reier was elected on November 5, 2021 as a director of New Real, Inc.

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

As reported on Form 8-K dated October 1, 2021, Mr. Somma passed away. David Reier replaced him as trustee of the 2013 Trust. Mr. Reier was elected on November 5, 2021 as a director of New Real, Inc.

As reported on Form 8-K dated November 30, 2021, On November 29, 2021, Guilliaem Aertsen, IV, a director of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”), informed the Partnership of his intention to retire as a director of NewReal effective December 31, 2021. Mr. Aertsen did retire on December 31, 2021. Mr. Aertsen served as a director of the Company since March 2002.

As reported on Form 8-K dated February 16, 2022, on February 14, 2022, Eunice M. Harps, a director of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”), informed the Partnership of her intention to retire as a director of NewReal effective March 14, 2022. Ms. Harps has served as a director of the Company since June, 2014.

Almost two years have passed since we became aware of the current outbreak of COVID- 19, a novel strain of coronavirus. The World Health Organization declared a global pandemic on March 11, 2020. On March 10, 2020 the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities conducted classes in the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population and resulted in significant vacancies in the Partnership’s apartment portfolio.

With the roll out of Covid vaccines in the spring of 2021, the economy made great strides towards returning to a new normal. The Governor of Massachusetts rescinded the State’s Covid-19 restrictions on May 29 and terminated the State of Emergency on June 15. The local colleges and universities returned to campus in September 2021 and the rental market improved significantly as students returned to the area.

The vacancy rate for the Partnership’s residential properties as of February 1, 2022 was 1.7% as compared with a vacancy rate of 6.2% as of February 1, 2021. The vacancy rate for the Joint Venture properties as of February 1, 2022 was 1.4%, as compared to 15.5% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity continues to be been strong as we move from 2021 into 2022 and all indications are that we will have low vacancy rates for the foreseeable future.

During the prior state of emergency, The Hamilton Company, the Partnership’s property manager, had taken steps to maintain the safety of its employees and tenants. Hamilton continued to provide essential services to ensure all properties were kept open, fully functioning, and safe. Hamilton implemented a work from home policy with a skeleton staff present at all site offices to provide for property management, maintenance, leasing and construction services. Leasing was limited to unoccupied units unless permission was granted by the current tenant and a web-based video technology was being used to remotely show apartments. Hamilton and the Partnership will continue to adjust their business practices to comply with Federal and State mandates for workplace and rental property operations.

During the fourth quarter of 2021, rents increased on average 4.5% for renewals and increased on average 9.3% for new leases. For all of 2021, renewal rents increased approximately 2.5% and increased approximately 0.7% for new leases. For 2022, management expects the local real estate market to remain strong as we move from the winter into the spring rental season

For the year ending December 31, 2021, consolidated revenue increased by 0.9%, operating expenses increased by 2.7% and Income before Other Income (Expense) decreased by 4.9%. For the fourth quarter of 2021, consolidated revenue increased by 9.0%, operating expenses increased by 9.9% and Income before Other Income (Expense) increased by 5.3%, as compared to the fourth quarter of 2020

The Joint Ventures of 1025 Hancock and Hamilton Bay in 2019 sold out all remaining residential condominium units. 1025 Hancock sold 2 remaining units for a gain of approximately $306,000, and Hamilton Bay sold its 3 remaining units at a gain of approximately $429,000. The estimated profit to the Partnership for the sale of these units from 2014 through 2019 is approximately $7,168,000.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

The Partnership used the proceeds to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes. See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.04%.Consequently, as of December 31,2021, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

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

The Stock Repurchase Program that was initiated in 2007 has purchased 1,434,189 Depositary Receipts through December 31, 2021, or approximately 33% of the outstanding Class A Depositary Receipts. The Partnership purchased 5,752 Depositary Receipts in 2021.

In March of 2020, the Board of Advisors and Board of Directors unanimously approved an extension of the Repurchase Program until March 31, 2025. Management believes that the $25,000,000 line of credit, net cash flow from operations and cash on hand have put the Partnership in position to capitalize on investment opportunities should they reveal themselves in the near future. As always, Management continues to weigh investment alternatives of stock repurchase, new property acquisitions and dispositions when considering its cash balances and performance of the portfolio. Given the economic uncertainty caused by the coronavirus issue, as of April 15, 2020, the Partnership elected to temporarily suspend the repurchase program, With the improving economic outlook and the return of students to universities in the Greater Boston area in the fall of 2021, the repurchase program was reinstated in November of 2021.

The Partnership has retained The Hamilton Company (“Hamilton”) to manage and administer the Partnership’s and Joint Ventures’ Properties. Hamilton is a full-service real estate management company, which has legal, construction, maintenance, architectural, accounting and administrative departments. The Partnership’s properties represent approximately 44% of the total properties and 50% of the residential properties managed by Hamilton.

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

In 2021, tenant renewals were approximately 67% with an average rental increase of approximately 2.5%, new leases accounted for approximately 33% with rental rate increases of approximately 0.7%. In 2021, leasing commissions were approximately $835,000 compared to approximately $497,000 in 2020, an increase of approximately $338,000 (68.0%) from 2020. Tenant concessions were approximately $50,000 in 2021 compared to approximately $32,000 in 2020, an increase of approximately $18,000 (56.3%). Tenant improvements were approximately $1,991,000 in 2021 compared to approximately $2,062,000 in 2020, a decrease of approximately $71,000 (3.4%).

Hamilton accounted for approximately 2.2% of the repair and maintenance expense paid for by the Partnership in the year ended December 31, 2021 and 2.2% in the year ended December 31, 2020. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately 67.4% and 59.1% of the legal services paid for by the Partnership during the years ended December 31, 2021 and 2020, respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. In 2021, Hamilton provided the Partnership approximately $581,000 in construction and architectural services, compared to $668,000 for the year ended December 31, 2020.

Bookkeeping and accounting functions have been provided by Hamilton’s accounting staff, which consists of approximately 14 people. In 2021, Hamilton charged the Partnership $125,000 per year ($31,250 per quarter) for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2021 and December 31, 2020

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures and other income and loss of approximately $14,969,000 during the year ended December 31, 2021, compared to approximately $17,272,000 for the year ended December 31, 2020, a decrease of approximately $727,000 (4.9%).

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2022	February 1, 2021
Residential
Units	2,911	2,911
Vacancies	50	181
Vacancy rate	1.7%	6.2%
Commercial
Total square feet	108,043	108,043
Vacancy	—	9,376
Vacancy rate	0.0%	8.7%

	Rental Income (in thousands)
	Year Ended December 31,
	2021		2020
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$62,176	$62,176	$61,662	$61,662
Residential percentage	95%	95%	95%	95%
Commercial percentage	5%	5%	5%	5%
Contingent rentals	$563	$563	$512	$512

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020:

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
Revenues
Rental income	$62,175,592	$61,661,551	$514,041	0.8%
Laundry and sundry income	462,862	441,159	21,703	4.9%
	62,638,454	62,102,710	535,744	0.9%
Expenses
Administrative	2,476,593	2,209,780	266,813	12.1%
Depreciation and amortization	16,671,076	18,410,811	(1,739,735)	(9.4)%
Management fee	2,523,943	2,452,814	71,129	2.9%
Operating	6,471,250	5,766,160	705,090	12.2%
Renting	1,241,298	864,542	376,756	43.6%
Repairs and maintenance	10,069,325	8,781,789	1,287,536	14.7%
Taxes and insurance	8,942,469	8,647,781	294,688	3.4%
	48,395,954	47,133,677	1,262,277	2.7%
Income Before Other Income (Expense)	14,242,500	14,969,033	(726,533)	(4.9)%
Other Income (Expense)
Interest income	87	195	(108)	(55.4)%
Interest expense	(13,629,463)	(13,705,415)	75,952	(0.6)%
Income from investments in unconsolidated joint ventures	(567,308)	160,715	(728,023)	(453.0)%
Other Income (Expense)	(2,745,979)	—	(2,745,979)	100.0%
	(16,942,663)	(13,544,505)	(3,398,158)	25.1%
Net Income (Loss)	$(2,700,163)	$1,424,528	$(4,124,691)	(289.5)%

Rental income from continuing operations for the year ended December 31, 2021 was approximately $62,175,000, compared to approximately $61,661,000 for the year ended December 31, 2020, an increase of approximately $514,000 (0.8%). Although rental income has increased at other properties, due to the effect of the Covid pandemic there have been a number of properties incurring a decrease in their rental income. The Partnership Properties with the largest increases in rental income include Hamilton Green, Hamilton Oaks, and Clovelly Apartments, with increases of approximately $227,000, $169,000, and $100,000, respectively. These are offset by certain properties with the largest decreases in rental income which include 62 Boylston, 1144 Commonwealth, and Woodland Park with decreases of approximately $1,003,000, $329,000, and $146,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Total expenses from continuing operations for the year ended December 31, 2021 were approximately $48,396,000 compared to approximately $47,134,000 for the year ended December 31, 2020, an increase of approximately $1,262,000 (2.7%). Factors which contributed to the increase were an increase in Repairs and Maintenance expense of approximately $1,288,000, (14.7%), primarily due to a increase in appliance and pool repairs, an increase in Operating expenses of approximately $705,000 (12.2%), primarily due to an increase in utility expense, and an increase in Renting expense of approximately $377,000 (43.6%), partially due to an increase in leasing commission expense, offset in part by a decrease in Depreciation and Amortization expense of approximately $1,740,000 (9.4%), due to fully depreciated assets.

Interest expense for the year ended December 31, 2021 was approximately $13,629,000 compared to approximately $13,705,000 for the year ended December 31, 2020, a decrease of approximately $76,000 (0.6%), primarily due to a decrease in interest expense on the line of credit of approximately $143,000.

At December 31, 2021, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net loss from the Investment Properties was approximately $567,000 for the year ended December 31, 2021, compared to a net income of approximately $161,000 for the year ended December 31, 2020, a decrease in income of approximately $728,000 (453.0%). This decrease is primarily due to the decrease in net income at Dexter Park from net income of approximately $105,000 for the year ended December 31, 2020 to a loss of approximately $815,000 for the year ended December 31, 2021, a decrease of $920,000 (876.2%), primarily due to lower rental rates and higher vacancy in early 2021. Included in the income for the year ended December 31, 2021 is depreciation and amortization expense of approximately $2,634,000.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

As describe in Note 5, Mortgage Notes Payable, to the Consolidated Financial Statements, on November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with the initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership used the proceeds to pay down approximately $65,305,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties, which is included in other expenses, resulting in a charge to other expense. This charge had a material effect on the 2021 net income. The remaining balance of approximately $89,000,000 shall be used for general partnership purposes.

As a result of the changes discussed above, net loss for the year ended December 31, 2021 was approximately $2,700,000 compared to income of approximately $1,424,000 for the year ended December 31, 2020, a decrease in income of approximately $4,124,000 (289.5%).

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

The rental activity is summarized as follows:

	Occupancy Date
	February 1, 2021	February 1, 2020
Residential
Units	2,911	2,911
Vacancies	181	87
Vacancy rate	3.0%	3.0%
Commercial
Total square feet	108,043	108,043
Vacancy	9,376	1,950
Vacancy rate	8.7%	1.8%

	Rental Income (in thousands)
	Year Ended December 31,
	2020		2019
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$61,662	$61,662	$60,012	$60,012
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$512	$512	$629	$629

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:

	Year Ended December 31,		Dollar	Percent
	2020	2019	Change	Change
Revenues
Rental income	$61,661,551	$60,012,174	$1,649,377	2.7%
Laundry and sundry income	441,159	465,140	(23,981)	(5.2)%
	62,102,710	60,477,314	1,625,396	2.7%
Expenses
Administrative	2,209,780	2,495,272	(285,492)	(11.4)%
Depreciation and amortization	18,410,811	14,684,248	3,726,563	25.4%
Management fee	2,452,814	2,409,151	43,663	1.8%
Operating	5,766,160	5,682,264	83,896	1.5%
Renting	864,542	953,043	(88,501)	(9.3)%
Repairs and maintenance	8,781,789	9,191,561	(409,772)	(4.5)%
Taxes and insurance	8,647,781	7,790,008	857,773	11.0%
	47,133,677	43,205,547	3,928,130	9.1%
Income Before Other Income ( Expense)	14,969,033	17,271,767	(2,302,734)	(13.3)%
Other Income (Expense)
Interest income	195	607	(412)	(67.9)%
Interest (expense)	(13,705,415)	(12,201,966)	(1,503,449)	12.3%
Income from investments in unconsolidated joint ventures	160,715	1,678,554	(1,517,839)	(90.4)%
Other (Expense) Income	—	(201,710)	201,710	100.0%
	(13,544,505)	(10,724,515)	(2,819,990)	26.3%
Net Income	$1,424,528	$6,547,252	$(5,122,724)	(78.2)%

Rental income from continuing operations for the year ended December 31, 2020 was approximately $61,661,000, compared to approximately $60,012,000 for the year ended December 31, 2019, an increase of approximately $1,649,000 (2.7%). The major factor that can be attributed to this increase is the acquisition of Mill Street, which resulted in an increase in rental income of approximately $3,723,000. Excluding he increase in rental income attributable to the acquisition of Mill Street of approximately $3,723,000, rental income decreased by approximately $2,074,000, (3.5%). Although rental income has increased at other properties, due to the effect of the Coved pandemic there have been a number of properties incurring a decrease in their rental income. The Partnership Properties with the largest increases in rental income include Hamilton Oaks, Westside Colonial, and Redwood Hills, with increases of approximately $179,000, $150,000, and $127,000, respectively. These are offset by certain properties with the largest decreases in rental income which include 62 Boylston, Hamilton Linett, and 1131 Commonwealth, with decreases of approximately $1,168,000, $186,000, and $130,000, respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal sources of cash during 2021 was the proceeds from the refinancing of 11 properties for approximately $156,000,000 and the collection of rents. In 2020, the principal sources of cash were the collection of rents and the proceeds from the refinancing of Brookside Apartments. The majority of cash and cash equivalents of $96,083,508 at December 31, 2021 and $18,646,972 at December 31, 2020 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $77,436,536 at December 31, 2021 is summarized as follows:

	Year Ended December 31,
	2021	2020
Cash provided by operating activities	$15,783,158	$17,452,309
Cash (used in) investing activities	(2,332,446)	(1,715,408)
Cash provided by financing activities	69,109,222	433,532
Repurchase of Depositary Receipts, Class B and General Partner Units	(450,258)	(394,031)
Distributions paid	(4,673,140)	(4,675,754)
Net increase in cash and cash equivalents	$77,436,536	$11,100,648

The change in cash provided by operating activities is due to various factors, including recent acquisitions, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to improvements in rental properties, partially offset by distributions from unconsolidated joint ventures. The change in cash used in financing activities is primarily due to the refinancing of 11 properties for approximately $156,000,000, partially offset by the pay down of the previous mortgages on these properties, and the paydown of the Line of Credit.

During 2021, the Partnership and its Subsidiary Partnerships completed improvements to certain of the Properties at a total cost of approximately $3,317,000. These improvements were funded from cash reserves and, to some extent, escrow accounts established in connection with the financing or refinancing of the applicable Properties. These sources have been adequate to fully fund improvements. The most significant improvements were made at, 62 Boylston Street, Redwood Hills, Hamilton Oaks, Hamilton Green, Westgate Apartments, and Lincoln Street, at a cost of $539,000, $408,000, $273,000, $243,000, $212,000, and $186,000 respectively. The Partnership plans to invest approximately $5,500,000 in capital improvements in 2022.

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”). See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

The Partnership used the proceeds to pay down approximately $65,300,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes.

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

On December 20, 2019, Mill Street Gardens entered into a Loan Agreement (the “Agreement”) with Insurance Strategy Funding Corp. LLC providing for a loan (the “Loan”) in the maximum principal amount of $35,000,000, consisting of an initial advance of $31,000,000 and a subsequent advance of up to $4,000,000 if certain conditions are met. Interest on the Note is payable on a monthly basis at a fixed interest rate of: (i) 3.586% per annum with respect to the initial advance and (ii) the greater of (A) the sum of the market spread rate and the interpolated (based on the remaining term of the Loan) US Treasury rate at the time of the advance and (B) 3.500% with respect to any subsequent advance. The principal amount of the Note is due and payable on January 1, 2035. The Note is secured by a mortgage on the Property and is guaranteed by the Partnership pursuant to a Guaranty Agreement dated December 20,

During the year ended December 31, 2021, the Partnership received net distributions of approximately $1,040,000 from the investment properties of which $335,000 was from Hamilton on Main and $160,000 was from Dexter Park.

In 2021 the Partnership paid a total distribution of an aggregate $ 38.40 per Unit ($1.28 per Receipt) for a total payment of $4,673,140 in 2021. In 2020 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,675,754. In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2022. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt).

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.04%.Consequently, as of December 31,2021, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit. until the Partnership meets the required financial covenants.

The interest rate for the new term is LIBOR plus 300 basis points. The costs associated with the modification and renewal of the line of credit is approximately $179,000. On December 3, 2021, the Partnership paid off the outstanding balance of $17,000,000 on the Line of Credit.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit, prior to the extension on October 29, 2021,was subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $10,000 during the year ended December 31, 2021.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of December 31, 2021, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, which all have mortgage indebtedness except Hancock 1025, and Hamilton Essex Development. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At December 31, 2021, our proportionate share of the non-recourse debt before unamortized deferred financing costs related to these investments was approximately $70,918,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2021, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2022	2023	2024	2025	2026	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$2,705,144	37,276,935	10,965,011	3,438,550	24,968,353	293,836,330	$373,190,323
Total Contractual Obligations	$2,705,144	$37,276,935	$10,965,011	$3,438,550	$24,968,353	$293,836,330	$373,190,323

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

As of December 31, 2021, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $540,026,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. Including the line of credit, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 as of December 31, 2021 ranged from LIBOR plus 195 basis points to LIBOR plus 300 basis points. Assuming interest- rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in fair value of the Partnership’s fixed rate debt as of December 31, 2021 would be approximately $28,187,000. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

For additional disclosure about market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results”.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership appear on pages F-3 through F-38 of this Form 10-K and are indexed herein under Item 15(a)(1).

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

Management’s Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013)”. Based on that assessment and those criteria, our management, with the participation of the CEO and CFO of the General Partner concluded that our internal control over financial reporting is effective as of December 31, 2021.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our General Partner, New Real, Inc. is a Massachusetts corporation owned by the estate of Harold Brown and by Ronald Brown. Harold Brown and his brother Ronald Brown were individual general partners of the Partnership until May 1984, when NewReal, Inc. replaced them as the sole General Partner of the Partnership. The General Partner is responsible for making all decisions and taking all action deemed by it necessary or appropriate to conduct the business of the Partnership.

The General Partner engages The Hamilton Company, Inc. to manage the properties of the Partnership and its Subsidiary Partnerships. The Hamilton Company, Inc. is wholly owned by JPB Real Estate LLC and Maisie Brown LLC, entities controlled by Jameson Brown and Harley Brown respectively. See “Item 11. Executive Compensation” for information concerning fees paid by the Partnership to The Hamilton Company during 2021.

Because the General Partner has engaged The Hamilton Company as the manager for the Properties, the General Partner has no employees.

The directors of the General Partner are Ronald Brown, Jameson Brown, David Aloise, Andrew Bloch, Eunice Harps, Sally Michael, and David Reier. The directors of the General Partner hold office until their successors are duly elected and qualified.

Ronald Brown and Jameson Brown hold all of the executive officer positions of the General Partner.

The executive officers of the General Partner serve at the pleasure of the Board of Directors. On June 14, 2001, the Board of Directors of the General Partner created an Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of three members, and approved the charter of the Audit Committee. As of July 1, 2014, the Audit Committee consisted of Guilliaem Aertsen, David Aloise, and Eunice Harps. Mr. Aertsen resigned from the Audit Committee in June, 2018, and held the position of Chairman of the Board of Directors of The Hamilton Company, Inc. until December 31,2021, at which time he resigned. As of December 31, 2021, the Audit committee consisted of two members, David Aloise and Eunice Harps. The Board of Directors of the General Partner has determined that David Aloise is an audit committee financial expert, as that term is defined in Item 407 of Securities and Exchange Commission Regulation S-K.

As reported on Form 8-K dated February 16, 2022, on February 14, 2022, Eunice M. Harps, a director of NewReal, Inc. (“NewReal”), the general partner of New England Realty Associates Limited Partnership (the “Partnership”), informed the Partnership of her intention to retire as a director of NewReal effective March 14, 2022. Ms. Harps has served as a director of the Company since June, 2014.

The following table sets forth the name and age of each director and officer of the General Partner and each such person’s principal occupation and affiliation during the preceding five years.

Name and Position	Age	Other Position
Ronald Brown, President and Director (since 1984)	86

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

Name and Position	Age	Other Position
Jameson Brown, Treasurer and Director (since 2019)	34

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

David Aloise, Director (since 2007)	67

Director and Chairman of the Partnership’s Audit Committee. Founder and principal of Aloise & Associates, LLC (since 2000) a consulting firm that provides advisory, training and credit risk management services; BankBoston Corporation (1979-2000) Director of Commercial Loan Workout, Managing Director Small Business Banking, Vice President Restructured Real Estate, Vice President C & I Loan Workout; Board of Trustees New England Banking Institute; Advisory Board Member Wells Fargo Retail Finance, LLC; Senior Advisor to Eaton Vance Bank Loan Mutual Fund Group;.Director and Audit Committee Member AGF Global,Inc.; Director, Audit and Compensation Committee Member David’s Bridal, Inc.; Director and Chair of Audit Committee, Anuvu, Inc. Member of the Turnaround Management Association. Mr. Aloise is a graduate of Boston College and the National Commercial Lending Graduate School, University of Oklahoma. Based on Mr. Aloise’s experience in banking, credit markets, small business management and business turnarounds, the Board of Directors concluded that Mr. Aloise has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Andrew Bloch, Director (since 2019)	59

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

Eunice Harps, Director (since 2014)	72

. Director and member of the Partnership’s Audit Committee. Director of Credit Massachusetts Housing Investment Corporation (1999-2017) a private financier of affordable housing and community development throughout Massachusetts; BankBoston Corporation (1984-1998) Vice President Senior Manager, Capital Markets Credit, Vice President, Troubled Debt Restructuring Team; Steering Committee NEWIRE (1993-1995), Board of Directors Chair YW Boston; Board Member of Nuestra Comunidad Development Corporation (2015-2017). Ms. Harps is a graduate of Boston University earning a B.A. and M.B.A. degrees. Based on Ms. Harps’ experience in banking, credit review and affordable housing, the Board of Directors concluded that Ms. Harps has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Name and Position	Age	Other Position
Sally Michael, Director (since 2019)	59

Director of the General Partner. Managing Partner of the Boston office of the law firm Saul Ewing Arnstein & Lehr LLP. A member of the Board of Trustees of the Boston Home. Is licensed to practice law in Massachusetts and Rhode Island. Ms. Michael is a graduate of Brandies University, earning a B.A. degree, and holds a J.D. degree from Suffolk University. Based on Ms. Michael’s experience providing legal representation to companies in the real estate industry, the Board of Directors concluded that Ms. Michael has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

David Reier, Director (since 2021)	68

Director of the General Partner. Mr. Reier is a partner of the Boston office of the national law firm Arent Fox LLP. Mr. Reier is licensed to practice law in Massachusetts and is admitted to practice in the U.S. District Court, District of Massachusetts, U.S. Bankruptcy Court, District of Massachusetts, Supreme Court of the United States and U.S. Court of Federal Claims. Mr. Reier holds a Ph.D. degree from the University of California, Berkeley, and a J.D. from Harvard Law School. Based on Mr. Reier’s experience providing legal representation to companies in a range of industries, including real estate, the Board of Directors concluded that Mr. Reier has the requisite experience, qualifications, capabilities and the skills necessary to serve as a member of the Board of Directors.

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

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of NewReal Inc., which is the General Partner of New England Realty Associates Limited Partnership , is currently comprised of David Aloise, and Eunice Harps, each of whom is an independent director of NewReal. The Audit Committee operates under a written charter. In March 2022 that charter was amended to clarify that the Audit Committee may consist of two members if a two member committee is permitted under applicable securities laws and the listing standards of the exchange on which the Partnership’s securities are listed.  The listing rules of the NYSE MKT Exchange permit smaller reporting companies such as the Partnership to maintain an audit committee with two members.

The Partnership’s management, which consists of NERA’s General Partner, is responsible for the preparation of the Partnership’s financial statements and for maintaining an adequate system of internal controls and processes for that purpose. Miller Wachman LLP (“Miller Wachman”) acts as the Partnership’s independent auditor and is responsible for conducting an independent audit of the Partnership’s annual financial statements and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021 in accordance with the standards of the Public Company Accounting Oversight Board (United States), and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2021 with management of the Partnership and with representatives of Miller Wachman. As a result of these discussions, the Audit Committee believes that NERA maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership’s financial position and results of its operations. Discussions with Miller Wachman also included the matters required by Statement on Auditing Standard No. 16 (Communications with Audit Committee).

In addition, the Audit Committee reviewed the independence of Miller Wachman. We received written disclosures and a letter from Miller Wachman regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with Miller Wachman.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2021 be included in the Partnership’s annual report on form 10-K to be filed with the Securities and Exchange Commission.

David Aloise
Eunice Harps

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have “Executive Compensation.” As more fully described below, the Partnership employs a management company to which it pays management fees and administrative fees.

The Partnership is not required to and did not pay any compensation to its officers or the officers and directors of the General Partner in 2021. As more fully described below, the Partnership employs a management company which is solely responsible for performing all management and policy making functions for the Partnership. The only compensation paid by the Partnership to any person or entity is in the form of management fees and administrative fees paid to the General Partner, or any management entity employed by the General Partner, in accordance with the Partnership Agreement.

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

The General Partner has engaged The Hamilton Company to operate and manage the Partnership, and in accordance with the Partnership Agreement, the Management Fee, the Administrative Fees and the Commission are paid to Hamilton. See “Item 10. Directors and Executive Officers of the Registrant.” The total Management Fee paid to Hamilton during 2021 was approximately $2,524,000. The management services provided by Hamilton include but are not limited to: collecting rents and other income; approving, ordering and supervising all repairs and other decorations; terminating leases, evicting tenants, purchasing supplies and equipment, financing and refinancing properties, settling insurance claims, maintaining administrative offices and employing personnel. In 2021, the Partnership and its Subsidiary Partnerships paid administrative fees to Hamilton of approximately $1,086,000 inclusive of construction supervision and architectural fees of approximately $581,000, repairs and maintenance service fees of approximately $220,000, legal fees of approximately $160,000, and $125,000 for accounting services. In addition, the Partnership paid $24,000 to Ronald Brown for construction supervision services.

Sally Michael is a Director of New Real, Inc., and she is a partner of Saul Ewing Arnstein &Lear, LLP. Saul Ewing billed the Partnership for legal fees totaling $169,000, $25,000, and $86,000 for 2021, 2020, and 2019 respectively.

Additionally, the Hamilton Company received approximately $692,000 from the 40-50% owned Investment Properties of which approximately $575,000 was the management fee, approximately $55,000 was for construction supervision and architectural fees, approximately $34,000 was for maintenance services, and $28,000 for legal services. The Advisory Committee held 4 meetings during 2021, and a total of $25,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2021 and a total of $32,000 was paid for attendance and participation in such meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of our General Partner does not have a compensation committee. No member of the Board of Directors of the General Partner was at any time in 2021 or at any other time an officer or employee of the General Partner, and no member had any relationship with the Partnership requiring disclosure as a related-person transaction under Item 404 of Regulation S-K. No officer of the General Partner has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors of the General Partner at any time in 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 9, 2022, except as listed below, the General Partner was not aware of any beneficial owner of more than 5% of the outstanding Class A Units or the Depositary Receipts, other than Computershare, which, under the Deposit Agreement, as Depositary, is the record holder of the Class A Units exchanged for Depositary Receipts. As of March 1, 2022, pursuant to the Deposit Agreement, Computershare was serving as the record holder of the Class A Units with respect to which 2,857,377 Depositary Receipts had been issued to approximately 2,216 holders. As of March 1, 2022, there were issued and outstanding 1,773 Class A Units (not including the Depositary Receipts) held by 130 unit holders, 23,042 Class B Units and 1,213 General Partnership Units held by the persons listed below. During 2021, 206 Class A Units were exchanged for Depositary Receipts.

The following table sets forth certain information regarding each class of Partnership Units beneficially owned as of December 31, 2021 by (i) each person known by the Partnership to beneficially own more than 5% of any class of Partnership Units, (ii) each director and officer of the General Partner and (iii) all directors and officers of the General Partner as a group. For purposes of this table, all Depositary Receipts are included as if they were converted back into Class A Units. The inclusion in the table below of any Units deemed beneficially owned does not constitute an admission that the named persons are direct or indirect beneficial owners of such Units. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the Units listed.

	Class A				Class B				General Partnership
			% Of				% Of				% Of
	Number of		Outstanding		Number of		Outstanding		Number of		Outstanding
	Units		Units		Units		Units		Units		Units
	Beneficially		Beneficially		Beneficially		Beneficially		Beneficially		Beneficially
Directors and Officers	Owned		Owned		Owned		Owned		Owned		Owned
Jameson Brown	33	(1) (6)	0.03	% (1) (6)	17,316	(2)	75	% (2)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Harold Brown 2013 Revocable Trust					—		—		(3)		100	% (3)
c/o Saul Ewing LLP
131 Dartmouth Street
Boston, MA 02116
HBC Holdings, LLC		(1)		(1)		(2)		(2)	—		—
39 Brighton Avenue
Allston, MA 02134
Ronald Brown	3,087	(4) (6)	3	% (4) (6)	5,772		25%			(3)	100	% (3)
c/o New England Realty Associates
Limited Partnership
39 Brighton Avenue
Allston, MA 02134
Guilliaem Aertsen	—		—		—		—		—		—
175 West Brookline Street
Boston, MA 02118
David Aloise	—		—		—		—		—		—
241 Cottage Park Road
Winthrop, MA 02152
Andrew Bloch	—		—		—		—		—		—
6 Oxbow Road
Wayland, MA. 01778
Eunice Harps	—		—		—		—		—		—
5 Holyoke Street #1
Boston, MA 02116
Sally Michael		(1) (5)		(1) (5)		(2)		(2)		(3)	100	% (3)
4 Park Road
Sharon.MA. 02067
David Reier		(1) (5) (6)		(1) (5) (6)		(2)		(2)		(3)	100	% (3)
7 Wheeler Road
Lexington, MA. 02420
NewReal, Inc.	333		0.34%		—		—		1,215		100%
39 Brighton Avenue
Allston, MA 02134
All directors and officers as a group	30,048	(7)	31.08	% (7)	23,088	(8)	100	% (8)	1,215	(3)	100	% (3)
5% Owners that are not Directors and Officers
Maura Brown	5,170		5.32%		—		—		—		—
39 Brighton Avenue
Alston, MA 02134
(1)	As of December 31, 2021, 515,349 Depositary Receipts are held of record by HBC Holdings, LLC (HBC). Jameson Brown and Sally Michael are the managers of HBC with joint voting and dispositive control over the Depositary Receipts. Accordingly, Mr. Brown and Ms. Michael may be deemed to beneficially own the Depositary Receipts held by HBC. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, HBC was deemed to beneficially own approximately 17,178 Class A Units. (Approximately 17.67% of the outstanding Class A Units).
(2)	Consists of Class B Units held by HBC. See Note (1) above. Jameson Brown and Sally Michael as Managers, have voting and investment power over the Class B Units held by the LLC, subject to the provisions of the LLC, and thus may be deemed to beneficially own the Class B Units held by HBC.
(3)	Since The Harold Brown 2013 Revocable Trust and Ronald Brown are the controlling stockholders, executive officers and directors of NewReal, Inc., they may be deemed to beneficially own all of the General Partnership Units held of record by NewReal, Inc. Sally Michael and David Reier are the trustees of the Harold Brown 2013 Revocable Trust.
(4)	Consists of 92,600 Depositary Receipts held of record jointly by Ronald Brown and his wife. Because a Depositary Receipt represents beneficial ownership of one-thirtieth of a Class A Unit, Ronald Brown may be deemed to beneficially own approximately 3,087 Class A Units. (Approximately 3.18% of the outstanding Class A Units).
(5)	Consists of 287,500 Depositary Receipts held by the HJB 2009 Holdings, LLC. The HJB 2009 Holdings LLC is owned 33.73% by the Harold Brown 2009 Irrevocable Trust FBO Harley Oliver Brown and 33.33% by the Harold Brown 2009 Irrevocable Trust FBO Jameson Pruitt Brown. Sally Michael and David Reier are the trustees of the trusts with joint voting and dispositive control over the Depositary Receipts. Accordingly, Ms. Michael and Mr. Reier may be deemed to beneficially own the Depositary Receipts held by the LLC. Because a Depositary Receipt represents beneficial ownership of one thirtieth of a Class A Unit, the Trusts collectively may be deemed to beneficially own approximately 9,583 Class A Units. (Approximately 9.86% of the outstanding Class A Units).
(6)	Does not include 62,190 Depositary Receipts held by the Hamilton Company Charitable Foundation. Jameson Brown and Ronald Brown are trustees of the foundation and jointly have voting and dispositive control over the Depositary Receipts. Accordingly, the Browns may be deemed to beneficially own the Depositary Receipts held by the Foundation Because a Depositary Receipt represents beneficial ownership of on thirtieth of a Class A Unit, the Foundation may be deemed to beneficially own approximately 2,073 Class A Units. (Approximately 2.13% of the outstanding Class A Units).
(7)	Consists of the Class A Units described in Notes (1) (5) above, plus New Real, Inc., Jameson Brown and Ronald Brown, as indicated in the table.
(8)	Includes the Class B Units described in Note (2) above.

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

Jameson Brown and Sally Michael, are the managers of HBC Holdings, LLC, which owns 17,316 Class A units of the Partnership, and 75% of the Class B Units of the Partnership;

Sally Michael and David Reier are the Trustees of both the Harold Brown 2009 Irrevocable Trust FBO Harley Oliver Brown and the Harold Brown 2009 Irrevocable Trust FBO Jameson Pruitt Brown, which together own HJB 2009 Holdings, LLC, which owns 9,583 Class A units of the Partnership;

Jameson Brown and Ronald Brown are Trustees of the Hamilton Company Charitable Foundation, which owns 2,073 Class A units of the Partnership.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES MW TO PROVIDE

Miller Wachman LLP served as the Partnership’s independent accountants for the fiscal year ended December 31, 2021 and has reported on the 2021 Consolidated Financial Statements. Aggregate fees rendered to Miller Wachman LLP for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Audit Fees
Recurring annual audits and quarterly reviews	$316,000	$316,000
Subtotal	316,000	316,000
Tax Fees
Recurring tax compliance for the Partnership, 19 subsidiary Partnerships and 18 General Partnerships	105,000	105,000
Subtotal	105,000	105,000
Total Fees	$421,000	$421,000

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2021 and 2020 were pre-approved pursuant to the procedures outlined above.

(a)	Audit of revenues and certain expenses and review of proforma financial information of significant acquisition.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following Financial Statements are included in this Form 10- K:

Report of Independent Registered Public Accounting Firm (PCAOB ID 566)

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Income for the Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020 and 2019

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

New England Realty Associates Limited Partnership

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of New England Realty Associates Limited Partnership (“the Partnership”) as of December 31, 2021 and 2020, and the related consolidated statements of income, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

The Partnership reviews its investment properties for potential impairment through an analysis of net operating income. In the event that any impairment indicators are present, the Partnership undertakes additional analyses utilizing expected undiscounted future cash flows, expected disposition proceeds for a given asset and anticipated rates of return for its recent acquisitions. Forecasting of cash flows requires management to make estimates and assumptions about such variables as the anticipated holding period, rental revenues and operating expenses during the holding period, capital expenditures and rates of return. In 2021, the Partnership’s net operating income analysis resulted in three properties requiring additional analysis. No impairments were identified in 2021 as a result of the Partnership’s analysis.

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

/s/ Miller Wachman LLP

We have served as the Partnership’s auditor since 1993

Boston, Massachusetts

March 11, 2022

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Rental Properties	$251,355,202	$264,609,887
Cash and Cash Equivalents	96,083,508	18,646,972
Rents Receivable	935,303	1,412,074
Real Estate Tax Escrows	861,697	534,941
Prepaid Expenses and Other Assets	6,183,981	5,054,959
Investments in Unconsolidated Joint Ventures	1,455,888	1,410,769
Total Assets	$356,875,579	$291,669,602
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$370,481,390	$283,444,533
Notes Payable	—	17,000,000
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	22,992,420	21,339,743
Accounts Payable and Accrued Expenses	4,324,879	3,888,237
Advance Rental Payments and Security Deposits	8,369,497	7,466,134
Total Liabilities	406,168,186	333,138,647
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 121,516 and 121,756 units outstanding in 2021 and 2020 respectively	(49,292,607)	(41,469,045)
Total Liabilities and Partners’ Capital	$356,875,579	$291,669,602

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental income	$62,175,592	$61,661,551	$60,012,174
Laundry and sundry income	462,862	441,159	465,140
	62,638,454	62,102,710	60,477,314
Expenses
Administrative	2,476,593	2,209,780	2,495,272
Depreciation and amortization	16,671,076	18,410,811	14,684,248
Management fee	2,523,943	2,452,814	2,409,151
Operating	6,471,250	5,766,160	5,682,264
Renting	1,241,298	864,542	953,043
Repairs and maintenance	10,069,325	8,781,789	9,191,561
Taxes and insurance	8,942,469	8,647,781	7,790,008
	48,395,954	47,133,677	43,205,547
Income Before Other Income (Expense)	14,242,500	14,969,033	17,271,767
Other Income (Expense)
Interest income	87	195	607
Interest expense	(13,629,463)	(13,705,415)	(12,201,966)
Income (loss) from investments in unconsolidated joint ventures	(567,308)	160,715	1,678,554
Other (expenses)	(2,745,979)	—	(201,710)
	(16,942,663)	(13,544,505)	(10,724,515)
Net (Loss) Income	$(2,700,163)	$1,424,528	$6,547,252

Net (Loss) Income per Unit	$(22.19)	$11.70	$53.48
Weighted Average Number of Units Outstanding	121,696	121,786	122,422

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2019	144,180	34,243	1,802	180,225	55,839	124,386	$(28,527,352)	(6,741,825)	(354,833)	$(35,624,010)
Distribution to Partners	—	—	—	—	—	—	(3,757,514)	(892,410)	(46,969)	(4,696,893)
Stock Buyback	—	—	—	—	2,408	(2,408)	(3,240,181)	(769,458)	(40,498)	(4,050,137)
Net Income	—	—	—	—	—	—	5,237,802	1,243,978	65,473	6,547,252
Balance December 31 , 2019	144,180	34,243	1,802	180,225	58,247	121,978	$(30,287,245)	$(7,159,715)	$(376,827)	$(37,823,788)
Distribution to Partners	—	—	—	—	—	—	(3,740,604)	(888,393)	(46,757)	(4,675,754)
Stock Buyback	—	—	—	—	222	(222)	(315,220)	(74,870)	(3,941)	(394,031)
Net Income	—	—	—	—	—	—	1,139,622	270,660	14,245	1,424,528
Balance December 31, 2020	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	$(7,852,318)	$(413,280)	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(3,738,512)	(887,897)	(46,731)	(4,673,140)
Stock Buyback	—	—	—	—	240	(240)	(360,266)	(85,492)	(4,500)	(450,258)
Net (Loss)	—	—	—	—	—	—	(2,160,131)	(513,031)	(27,002)	(2,700,163)
Balance December 31, 2021	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	(9,338,738)	(491,512)	(49,292,607)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net (Loss) Income	$(2,700,163)	$1,424,528	$6,547,252
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,671,076	18,410,811	14,684,248
Amortization of deferred finance costs	312,335	239,755	338,201
Loss (Income) from investments in joint ventures	567,308	(160,715)	(1,678,554)
Allowance for doubtful accounts	831,576	1,453,695	240,111
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	55,250	25,000	445,000
Decrease (Increase) in rents receivable	(354,806)	(2,381,159)	38,202
Increase (Decrease) in accounts payable and accrued expense	436,641	(386,030)	346,378
(Increase) Decrease in real estate tax escrow	(326,756)	(88,160)	49,043
(Increase) in prepaid expenses and other assets	(612,666)	(449,715)	(653,767)
Increase (Decrease) in advance rental payments and security deposits	903,363	(635,701)	2,092,781
Total Adjustments	18,483,321	16,027,781	15,901,643
Net cash provided by operating activities	15,783,158	17,452,309	22,448,895
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,066,109	1,536,732	3,450,781
(Investment) in unconsolidated joint ventures	(81,109)	(11,732)	(43,422)
Improvement of rental properties	(3,317,446)	(3,240,408)	(3,897,872)
Purchase of Rental Property	—	—	(28,787,130)
Net cash (used in) investing activities	(2,332,446)	(1,715,408)	(29,277,643)
Cash Flows from Financing Activities
Payment of financing costs	(179,245)	(136,326)	(446,459)
Proceeds of mortgage notes payable	88,582,856	3,781,877	—
Proceeds (payments) of line of credit net	(17,000,000)	(1,000,000)	16,000,000
Principal payments of mortgage notes payable	(2,294,389)	(2,212,019)	(1,491,340)
Stock buyback	(450,258)	(394,031)	(4,050,137)
Distributions to partners	(4,673,140)	(4,675,754)	(4,696,893)
Net cash (used in) provided by financing activities	63,985,824	(4,636,253)	5,315,171
Net Increase (Decrease) in Cash and Cash Equivalents	77,436,536	11,100,648	(1,513,577)
Cash and Cash Equivalents, at beginning of period	18,646,972	7,546,324	9,059,901
Cash and Cash Equivalents, at end of period	$96,083,508	$18,646,972	$7,546,324

See notes to consolidated financial statements

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

Leasing Fees: Leasing fees are capitalized and amortized on a straight-line basis over the life of the related lease. Unamortized balances are expensed when the corresponding fee is no longer applicable

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $313,000, $240,000 and $338,000 for the years ended December 31, 2021, 2020 and 2019 respectively.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2021, 2020, or 2019 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2021, 2020, or 2019. The Partnership makes its temporary cash investments with high-credit quality financial institutions. At December 31, 2021, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.02%. At December 31, 2021 and 2020, respectively approximately $96,166,000 and $18,830,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $331,176, $332,325 and $281,950 in 2021, 2020 and 2019, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the years ended December 31, 2021, 2020 and 2019 there was no capitalized interest.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

NOTE 2. RENTAL PROPERTIES

As of December 31, 2021, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of December 31, 2021, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at December 31, 2021 with a total of 688 units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	December 31, 2021	December 31, 2020	Useful Life
Land, improvements and parking lots	$86,887,276	$86,867,393	15	-	40	years
Buildings and improvements	253,952,680	253,322,865	15	-	40	years
Kitchen cabinets	16,946,916	17,157,121	5	-	10	years
Carpets	12,029,577	11,146,634	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	608,271	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,092,194	10	-	30	years
Equipment	18,072,761	17,596,043	5	-	30	years
Motor vehicles	171,519	211,660			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	7,898,163	7,697,137	5	-	7	years
Smoke alarms	496,641	496,641	5	-	7	years
Total fixed assets	400,588,242	398,629,793
Less: Accumulated depreciation	(149,233,040)	(134,019,906)
	$251,355,202	$264,609,887

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

				Cost
		Initial Cost to		Capitalized	Gross Amount at Which				Years
Property Name	Encumbrances	Partnerships(1)		Subsequent to	Carried at Close of Period				Built/	Depreciable
Type	(First		Buildings	Acquisition(2)		Buildings		Accumulated	Redecorated	Lives
Location	Mortgages)	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Date Acquired	Years
Boylston Downtown L.P. Residential Apartments Boston, Massachusetts	$35,877,479	$2,112,000	$8,593,109	$10,320,968	$2,268,528	$18,914,077	$21,182,605	$15,426,451	July 1995	(3)
Brookside Associates LLC Residential Apartments Woburn, Massachusetts	$6,175,000	$684,000	$3,116,000	$411,502	$684,000	$3,527,502	$4,211,502	$2,688,358	Oct. 2000	(3)
Clovelly Apartments L.P. Residential Apartments Nashua, New Hampshire	$11,214,000	$177,610	$1,478,359	$1,590,269	$177,610	$3,068,628	$3,246,238	$2,444,383	Sept. 1977	(3)
Commonwealth 1137 L.P. Residential Apartments Boston, Massachusetts	$5,440,000	$342,000	$1,367,669	$973,511	$342,000	$2,341,180	$2,683,180	$1,991,634	July 1995	(3)
Commonwealth 1144 L.P. Residential Apartments Boston, Massachusetts	$32,325,000	$1,410,000	$5,664,816	$4,296,087	$1,410,000	$9,960,903	$11,370,903	$7,566,432	July 1995	(3)
Executive Apartments L.P. Residential Apartments Framingham, Massachusetts	$8,190,000	$91,400	$740,360	$1,451,297	$91,400	$2,191,657	$2,283,057	$1,542,613	Sept. 1977	(3)
Hamilton Battle Green LLC Residential Apartments Lexington, Massachusetts	$4,020,965	$1,341,737	$8,457,497	$130,841	$1,341,737	$8,588,338	$9,930,075	$3,656,897	Jun. 2011	(3)
Hamilton Cypress LLC Commercial- 1031 Exchange Brookline, Massachusetts	$—	$2,362,596	$4,613,985	$19,392	$2,362,596	$4,633,377	$6,995,973	$1,715,282	Oct. 2008	(3)
Hamilton Green Apartments, LLC Residential Apartments Andover, Massachusetts	$33,783,041	$16,054,336	$44,794,438	$(8,374,341)	$16,054,336	$36,420,097	$52,474,433	$13,687,188	Jul. 2013	(3)
Hamilton Highlands, LLC Residential Apartments Needham,Massachsetts	$20,086,380	$6,815,522	$27,262,087	704,759	6,815,522	$27,966,846	$34,782,368	6,453,152	Mar. 2018	(3)
Hamilton Linewt LLC Commercial 1031 Exchange Newton,Massachusetts	$—	$884,042	$2,652,127	$134,614	$884,042	$2,786,741	$3,670,783	$987,705	Nov. 2007	(3)
Hamilton Oaks Associates LLC Residential Apartments Brockton, Massachusetts	$26,666,000	$2,175,000	$12,325,000	$3,935,300	$2,175,000	$16,260,300	$18,435,300	$12,488,092	Dec. 1999	(3)
Highland Street Apartments, L.P. Residential Apartments Lowell, Massachusetts	$3,960,000	$156,000	$634,085	$390,383	$156,000	$1,024,468	$1,180,468	$772,127	Dec. 1996	(3)
Linhart L.P. Residential / Commercial Newton, Massachusetts	$—	$385,000	$1,540,000	$1,817,632	$385,000	$3,357,632	$3,742,632	$2,752,397	Jan. 1995	(3)
Mill Street Gardens, LLC Residential Apartments Woburn, Massachusetts	$31,000,000	$9,798,478	$43,568,912	2,702,946	9,798,478	$46,271,858	$56,070,336	5,828,719	Dec. 2019	(3)
Mill Street Development, Woburn, Massachusetts	$—	$1,375,000	$1,125,000	17,280	1,375,000	$1,142,280	$2,517,280	83,090	Dec. 2019	(3)
NERA Dean St. Associates LLC Residential Apartments Norwood, Massachusetts	$5,687,000	$1,512,000	$5,701,480	$1,274,463	$1,512,000	$6,975,943	$8,487,943	$4,819,975	Jun. 2002	(3)
North Beacon 140 L.P. Residential Apartments Boston, Massachusetts	$12,683,000	$936,000	$3,762,013	$2,538,548	$936,000	$6,300,561	$7,236,561	$5,450,762	July 1995	(3)
Olde English Apartments L.P. Residential Apartments Lowell, Massachusetts	$9,608,000	$46,181	$878,323	$1,057,115	$46,181	$1,935,438	$1,981,619	$1,395,205	Sept. 1977	(3)
Redwood Hills L.P. Residential Apartments Worcester,Massachusetts	$17,105,000	$1,200,000	$4,810,604	$5,188,284	$1,200,000	$9,998,888	$11,198,888	$7,292,620	July 1995	(3)
Residences at Captain Parkers LLC Residential Apartments Lexington, Massachusetts	$20,750,000	$6,247,153	$24,954,777	$545,146	$6,247,153	$25,499,923	$31,747,076	$6,969,892	Sept. 2015	(3)
River Drive L.P Residential Apartments Danvers, Massachusetts	$9,543,000	$72,525	$587,777	$1,061,129	$72,525	$1,648,906	$1,721,431	$1,018,631	Sept. 1977	(3)
Riverside Apartments Condominium Units Watertown Massachustts	$—	$23,346	$190,807	$146,281	$23,346	$337,088	$360,434	$265,663	Sept. 1977	(3)
School St Assoc LLC Residential Apartments Framingham, Massachusetts	$13,343,384	$4,686,728	$18,746,911	$(327,390)	$4,686,728	$18,419,521	$23,106,249	$11,938,523	Apr. 2003	(3)
WRF Associates LLC Strip Mall Framingham, Massachusetts	$6,017,073	$3,280,000	$4,920,000	$81,477	$3,280,000	$5,001,477	$8,281,477	$3,737,621	May 1999	(3)
WCB Associates LLC Residential Apartments Brockton, Massachusetts	$19,266,000	$1,335,000	$7,565,501	$2,439,034	$1,335,000	$10,004,535	$11,339,535	$7,717,406	Dec. 1999	(3)
Wesgate Apartments Burlington LLC Residential Apartments Burlington, Massachusetts	$2,500,000	$44,965	$4,478,687	$289,967	$44,965	$4,768,654	$4,813,619	$3,042,020	Sept. 2004	(3)
Westgate Apartments LLC Residential Apartments Woburn, Massachusetts	$15,700,000	$461,300	$2,424,636	$6,523,940	$461,300	$8,948,576	$9,409,876	$6,059,988	Sept. 1977	(3)
Woodland Park Apartments LLC Residential Apartments Newton Massachusetts	$22,250,000	$9,114,334	$35,874,994	$1,137,070	$9,114,334	$37,012,064	$46,126,398	$9,440,214	July 2017	(3)

	$373,190,322	$75,124,253	$282,829,954	$42,477,504	$75,280,781	$325,307,458	$400,588,242	$149,233,040
(1)	The initial cost to the Partnerships represents both the balance of mortgages assumed in September 1977, including subsequent adjustments to such amounts, and subsequent acquisitions at cost.
(2)	Net of retirements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

(3) In 2021, rental properties were depreciated over the following estimated useful lives:

Assets	Life
Buildings and Improvements	10	-	40	years
Other Categories of Assets	5	-	15	years

A reconciliation of rental properties and accumulated depreciation is as follows:

	December 31,
	2021	2020	2019
Rental Properties
Balance, Beginning	$398,629,793	$398,554,000	$337,902,411
Additions:
Buildings, improvements and other assets	3,317,445	3,240,408	62,267,137
	401,947,238	401,794,408	400,169,548
Deduct:
Write-offs of retired or disposed assets	1,358,996	3,164,615	1,615,548
Rental properties held for sale and/or sold
Balance, Ending	$400,588,242	$398,629,793	$398,554,000
Accumulated Depreciation
Balance, Beginning	$134,019,906	$120,190,012	$107,391,148
Add:
Depreciation for the year	16,572,131	16,994,509	14,414,411
	150,592,037	137,184,521	121,805,559
Deduct
Accumulated depreciation of retired or disposed assets	1,358,997	3,164,615	1,615,547
Balance, Ending	$149,233,040	$134,019,906	$120,190,012

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”).

The Partnership used the proceeds to pay down approximately $65,305,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties, which is included in Other Loss in the Consolidated Statements of Income. The remaining balance of approximately $89,000,000 will be used for general partnership purposes. See schedule in Note 5, Mortgage Notes Payable, for the details of the transaction as it relates to the specific properties.

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

DECEMBER 31, 2021

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $2,524,000, $2,453,000 and $2,409,000 in 2021, 2020 and 2019, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. In 2021, 2020 and 2019, approximately $1,086,000, $1,080,000 and $1,702,000, was charged to NERA for legal, accounting, construction, maintenance, rental and architectural services supervision of capital improvements and brokerage commissions. Of the 2021 expenses referred to above, approximately $220,000 consisted of repairs and maintenance, and $285,000 of administrative expense. Approximately $581,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2021, the Hamilton Company received approximately $692,000 from the Investment Properties of which approximately $575,000 was the management fee, approximately $55,000 was for construction, architectural services and supervision of capital projects, approximately $34,000 was for maintenance services, and approximately $28,000 was for administrative services. The management fee is equal to 4% of gross receipts rental income on the majority of investment properties and 2% on Dexter Park.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $3,640,000, $3,535,000 and $3,384,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. In 2021, 2020, and 2019, the Partnership recognized approximately $45,000, $45,000 and $45,000 respectively for the employer’s match contribution to the plan. See Note 15.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the years ended December 31, 2021, 2020 and 2019 the Management Company charged the Partnership $125,000 per year for bookkeeping and accounting services included in administrative expenses above.

The Partnership has invested in seven limited partnerships, which have invested in mixed use residential apartment complexes. The Partnership has a 40% to 50% ownership interest in each investment property. The other investors, as of December 31, 2021, are various related entities of the Brown family, and five current and previous employees of the Management Company. The Brown Family related entities’ ownership interest is between 47.6% and 59%. See Note 14 for a description of the properties and their operations.

The Advisory Committee held 4 meetings during 2021, and a total of $25,000 was paid for attendance and participation in such meetings. Additionally, the Audit Committee held 4 meetings in 2021 and a total of $32,000 was paid for attendance and participation in such meetings.

Sally Michael is a Director of NewReal,Inc., and she is a partner at Saul Ewing Arnstein & Lear LLP. Saul Ewing billed the Partnership for legal fees totaling $168,000, $25,000,and $86,000 for 2021, 2020, and 2019, respectively.

See Note 8 for information regarding the repurchase of Class B and General Partnership Units.

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,067,000 and $2,830,000 of security deposits are included in prepaid expenses and other assets at December 31, 2021 and 2020, respectively. The security deposits and escrow accounts are restricted cash.

Included in prepaid expenses and other assets at December 31, 2021 and 2020 is approximately $1,819,000 and $1,073,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments is included in prepaid expenses and other assets. Intangible assets are approximately $26,000 net of accumulated amortization of approximately $1,392,000 and approximately $51,000 net of accumulated amortization of approximately $1,367,000 at December 31, 2021 and 2020, respectively.

Financing fees in association with the refinancing and the line of credit of approximately $169,000 and $42,000 are net of accumulated amortization of approximately $10,000 and $6,000 at December 31, 2021 and 2020 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

NOTE 5. MORTGAGE NOTES PAYABLE

Mortgages Payable

At December 31, 2021 and 2020, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At December 31, 2021, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,341,000, including principal, to various dates through 2035. The majority of the mortgages are subject to prepayment penalties. At December 31, 2021, the weighted average interest rate on the above mortgages was 3.61%. The effective rate of 3.68% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,709,000 and $1,345,000 are net of accumulated amortization of approximately $1,139,000 and $1,564,000 at December 31, 2021 and 2020, respectively, which offset the Mortgage Notes Payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at December 31, 2021 are as follows:

2022—current maturities	$2,705,000
2023	37,277,000
2024	10,965,000
2025	3,439,000
2026	24,968,000
Thereafter	293,836,000
373,190,000
Less: unamortized deferred financing costs	2,709,000
$370,481,000

On November 30, 2021, New England Realty Associates Limited Partnership (the “Partnership”), entered into a Master Credit Facility Agreement ( the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings (“Mortgages”).

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

The Partnership used the proceeds to pay down approximately $65,305,000 of existing debt secured by 11 properties, along with approximately $2,700,000 in prepayment penalties. The remaining balance of approximately $89,000,000 will be used for general partnership purposes.

The breakout by property of the material balances are as follows:

	PREVIOUS	CURRENT	DEFERRED
	MORTGAGE	MORTGAGE	FINANCE	PREPAYMENT
PROPERTY NAME	BALANCE	BALANCE	COSTS	PENALTY
Clovelly Apts LP	$4,160,000	$11,214,000	$121,817	$167,141
Comm 1137 LP	3,750,000	5,440,000	60,504	151,314
Comm 1144 LP	14,780,000	32,325,000	340,007	592,728
Executive Apts LP	2,415,000	8,190,000	89,333	96,434
N.Beacon 140 LP	6,937,000	12,683,000	135,813	277,003
Olde English Apt LP	3,080,000	9,608,000	104,345	123,956
Redwood Hills LP	6,743,000	17,105,000	188,406	271,204
River Dr. LP	3,465,000	9,543,000	104,605	139,218
Highland St. Apts LP	1,050,000	3,960,000	45,076	41,928
WCB Assoc. LLC	7,000,000	19,266,000	204,586	408,873
Hamilton Oaks Assoc. LP	11,925,000	26,666,000	281,596	476,180
	$65,305,000	$156,000,000	$1,676,088	$2,745,979

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

DECEMBER 31, 2021

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

Line of Credit

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.04%.Consequently, as of December 31,2021, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is restricted to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

The interest rate for the new term is LIBOR plus 300 basis points. The costs associated with the modification and renewal of the line of credit is approximately $179,000. On December 3, 2021, the Partnership paid off the outstanding balance of $17,000,000 on the Line of Credit.

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

The Partnership paid fees to secure the line of credit. Any unused balance of the line of credit, prior to the extension on October 29, 2021,was subject to a fee ranging from 15 to 20 basis points per annum. The Partnership paid approximately $10,000 during the year ended December 31, 2021.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At December 31, 2021 and 2020 respectively, amounts received for prepaid rents of approximately $2,173,000 and $1,942,000 are included in cash and cash equivalents, and security deposits of approximately $3,067,000 and $2,830,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2022. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31,2022.

In 2021 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,673,140. In 2020 the Partnership paid a total distribution of an aggregate $38.40 per Unit ($1.28 per Receipt) for a total payment of $4,675,754.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Year Ended
	December 31,
	2021	2020
Net (Loss) Income per Depositary Receipt	$(0.74)	$0.39
Distributions per Depositary Receipt	$1.28	$1.28

NOTE 8. TREASURY UNITS

Treasury Units at December 31, 2021 are as follows:

Class A	46,967
Class B	11,155
General Partnership	587
58,709

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

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

From August 20, 2007 through December 31, 2021, the Partnership has repurchased 1,434,189 Depositary Receipts at an average price of $28.31 per receipt (or $849.30 per underlying Class A Unit), 3,618 Class B Units and 191 General Partnership Units, both at an average price of $ 1,043.00 per Unit, totaling approximately $45,168,000 including brokerage fees paid by the Partnership.

During the year ended December 31, 2021, the Partnership purchased a total of 5,752 Depositary Receipts. The average price was $62.58 per receipt or $1,877.40 per unit. The cost including commission was $360,266. The Partnership was required to repurchase 45.54 Class B Units and 2.40 General Partnership units at a cost of $85,492 and $4,500 respectively.

Given the economic uncertainty caused by the coronavirus pandemic, as of April 15, 2020, the Partnership elected to temporarily suspend the repurchase program. With the improving economic outlook and the return of students to universities in the Greater Boston area in the fall of 2021, the repurchase program was reinstated in November of 2021.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

NOTE 10. RENTAL INCOME

During the year ended December 31, 2021, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at December 31, 2021 as follows:

Commercial
Property Leases
2022	$2,149,089
2023	1,646,522
2024	1,009,657
2025	686,461
2026	402,592
Thereafter	389,210
$6,283,531

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $563,000, $512,000 and $629,000 for the years ended December 31, 2021, 2020 and 2019 respectively. Staples and Trader Joes, tenants at Staples Plaza are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through December 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2022	$882,541	52,750	20	33%
2023	390,984	12,609	6	15%
2024	654,055	21,839	12	24%
2025	150,851	1,523	3	6%
2026	349,966	12,733	6	13%
2027	100,650	2,850	2	4%
2028	—	—	—	—%
2029	142,450	3,850	1	5%
2030	—	—	—	—%
2031	—	—	—	—%
2032	—	—	—	—%
2033	—	—	—	—%
Totals	$2,671,497	108,154	50	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $832,000 and $1,454,000 at December 31, 2021 and 2020. Included in rents receivable at December 31, 2021 is approximately $86,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at December 31, 2021 and 2020 also includes approximately $266,000 and $508,000 respectively representing the deferral of rental concession primarily related to the residential properties.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

NOTE 11. CASH FLOW INFORMATION

During the years ended December 31, 2021, 2020 and 2019, cash paid for interest was approximately $13,298,000, $13,307,000 and $11,876,000 respectively. Cash paid for state income taxes was approximately $117,000, $100,000 and $80,000 during the years ended December 31, 2021, 2020 and 2019 respectively. In 2021, 11 properties were involved in a non-cash financing activity of approximately $65,000,000. In 2020, the Partnership was involved in a non-cash financing activity of approximately $2,393,000 in connection with the refinancing of Brookside Apartments. In 2019, the Partnership was involved in a non-cash financing activity of approximately $31,000,000 in connection with the purchase of Mill Street Apartments.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At December 31, 2021 and 2020, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2021 and 2020 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and notes payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At December 31, 2021 and 2020, we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2021 and 2020, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

At December 31, 2021 and 2020, the Partnership’s line of credit had an outstanding balance of zero and $17,000,000, which represents fair market value.

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

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At December 31, 2021	*	$370,481,390	$383,244,134
At December 31, 2020	*	$283,444,533	$303,993,142
Investment Properties
At December 31, 2021	*	$166,203,705	$175,881,762
At December 31, 2020	*	$166,308,029	$179,647,759

*Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2021 and 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2021 and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. TAXABLE INCOME AND TAX BASIS

Taxable income reportable by the Partnership and includable in its partners’ tax returns is different than financial statement income because of tax free exchanges, different depreciation methods, different tax lives, other items with limited tax deductibility carryovers and timing differences related to prepaid rents, allowances and intangible assets at significant acquisitions. Federal taxable income of approximately $4,056,000 was approximately $6,756,000 more than statement income for the year ended December 31, 2021.The Federal cumulative tax basis of the Partnership’s real estate at December 31, 2021 is approximately $10,946,000 more than the statement basis. The primary reasons for the difference in tax basis are tax free exchanges, accelerated depreciation and bonus depreciation. The Partnership’s Federal tax basis in its joint venture investments is approximately $1,066,000 more than statement basis. State taxable income may be significantly different due to different tax treatments for certain items.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state taxes. These taxes are not significant and are recorded as operating expenses in the accompanying consolidates financial statements.

The following reconciles GAAP net income to taxable income:

	For the year ended
	December 31,
	2021	2020	2019

	(in thousands)
Financial statement (“book”) net income (loss)	$(2,700)	$1,425	$6,547
Book/Tax differences from depreciation	4,492	5,426	(10,177)
Book/Tax differences on tax free exchanges	1,181	1,201	1,223
Book/Tax differences from Investment Properties	(87)	(69)	1,624
Increase in prepaid rent and allowances	(46)	936	1,226
Business interest limitation	—	—	1,596
Other items	1,216	(341)	—
Taxable income	$4,056	$8,578	$2,039

The Partnership adopted the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes. As a result of the implementation of the guidance, the Partnership recognized no material adjustments regarding its tax

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

accounting treatment. The Partnership expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which would be included in general and administrative expense.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of December 31, 2021, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. At December 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On October 3, 2005, the Partnership invested $2,500,000 for a 50% ownership interest in a 168-unit apartment complex in Quincy, Massachusetts. The purchase price was $30,875,000. The Joint Venture sold 120 units as condominiums and retained 48 units for long-term investment. In February 2007, the Joint Venture refinanced the 48 units with a new 10 year mortgage in the original amount of $4,750,000 with an interest rate of 5.57%, interest only for five years. The loan was to be amortized over 30 years with a maturity date of March 2017. On March 1, 2017, the mortgage balance was paid in full, with the Partnership contributing its share of the mortgage balance of approximately $2,222,000. After paying off the mortgage, the Partnership sold the individual units. 3 units were sold in 2019, resulting in a gain of approximately $429,000. As of December 30, 2019, all units had been sold by this Joint Venture. This investment is referred to as Hamilton Bay Apartments, LLC.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

On March 2, 2005, the Partnership invested $2,352,000 for a 50% ownership interest in a 176-unit apartment complex with an additional small commercial building located in Quincy, Massachusetts. The purchase price was $23,750,000. The Partnership sold 127 of the units as condominiums and retained 49 units for long-term investment. The Partnership obtained a new 10-year mortgage in the amount of $5,000,000 on the units to be retained by the Partnership. The interest on the new loan was 5.67% fixed for the 10 year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan term. On July 8, 2016, Hamilton 1025 LLC paid off the outstanding balance of the mortgage balance. The Partnership made a capital contribution of $2,359,500 to Hamilton 1025, LLC for its share of the funds required for the transaction. After paying off the mortgage, the Partnership began to sell off the individual units. 2 units were sold in 2019, resulting in a gain of approximately $306,000. As of December 31, 2021, all residential units were sold. The Partnership still owns the commercial building. This investment is referred to as Hamilton 1025, LLC.

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. At December 31, 2021, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main Apartments, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance was due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. At December 31, 2021, the balance of the mortgage before unamortized deferred financing costs is approximately $16,900,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

has no legal obligation to fund its share of any future operating deficiencies, if needed. The investment is referred to as Hamilton On Main Apartments, LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At December 31, 2021, the balance of this mortgage before unamortized deferred financing costs is approximately $8,936,000. This investment is referred to as 345 Franklin, LLC.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Summary financial information as of December 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,263,331	$2,588,169	$5,062,602	$81,555	$4,697,616	$14,334,539	$78,755,698	$111,783,510
Cash & Cash Equivalents	333,699	98,674	155,627	11,845	156,058	565,171	2,070,558	3,391,632
Rent Receivable	232,521	68,828	9,905	6,111	6,999	37,750	175,213	537,327
Real Estate Tax Escrow	76,651	—	29,999	—	36,451	109,588	—	252,689
Prepaid Expenses & Other Assets	301,043	62,399	117,197	446	24,009	181,941	2,102,717	2,789,752
Total Assets	$7,207,245	$2,818,070	$5,375,330	$99,957	$4,921,133	$15,228,989	$83,104,186	$118,754,910
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,948,291	$—	$8,892,331	$—	$5,920,552	$16,857,197	$124,585,336	$166,203,707
Accounts Payable & Accrued Expense	68,265	3,000	52,392	3,251	48,145	188,012	670,624	1,033,689
Advance Rental Pmts & Security Deposits	180,497	—	228,803	—	159,324	434,126	2,522,719	3,525,469
Total Liabilities	10,197,053	3,000	9,173,526	3,251	6,128,021	17,479,335	127,778,679	170,762,865
Partners’ Capital	(2,989,808)	2,815,070	(3,798,196)	96,706	(1,206,888)	(2,250,346)	(44,674,493)	(52,007,955)
Total Liabilities and Capital	$7,207,245	$2,818,070	$5,375,330	$99,957	$4,921,133	$15,228,989	$83,104,186	$118,754,910
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,407,535	$—	$48,353	$—	$—	$—	1,455,888
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,494,905)	$—	$(1,899,098)	$—	$(603,445)	$(1,125,174)	$(17,869,798)	(22,992,420)
Total Investment in Unconsolidated Joint Ventures (Net)								$(21,536,532)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2022	—	—	—	—	—	—	—	—
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2022	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Summary financial information for the year ended December 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$1,609,397	$391,878	$1,360,472	$98,135	$1,139,865	$3,370,478	$12,866,983	$20,837,208
Laundry and Sundry Income	12,761	—	1,494	—	3,913	38,697	97,781	154,646
	1,622,158	391,878	1,361,966	98,135	1,143,778	3,409,175	12,964,764	20,991,854
Expenses
Administrative	76,338	2,875	31,566	2,812	16,450	68,008	205,460	403,509
Depreciation and Amortization	479,512	20,298	343,834	3,264	338,362	1,089,225	3,742,118	6,016,613
Management Fees	52,617	12,922	54,178	3,801	45,541	131,221	274,882	575,162
Operating	168,160	—	58,667	334	98,115	432,061	1,023,732	1,781,069
Renting	101,328	—	54,672	—	4,419	90,842	460,718	711,979
Repairs and Maintenance	159,593	520	129,548	—	120,626	624,475	1,814,342	2,849,104
Taxes and Insurance	261,145	60,764	175,183	19,467	144,533	451,937	2,426,021	3,539,050
	1,298,693	97,379	847,648	29,678	768,046	2,887,769	9,947,273	15,876,486
Income Before Other Income	323,465	294,499	514,318	68,457	375,732	521,406	3,017,491	5,115,368
Other Income (Loss)
Interest Expense	(246,339)	—	(359,036)	—	(237,845)	(759,698)	(5,055,677)	(6,658,595)
Interest Income	—	—	—	—	—	—	1,222	1,222
	(246,339)	—	(359,036)	—	(237,845)	(759,698)	(5,054,455)	(6,657,373)
Net (Loss) Income	$77,126	$294,499	$155,282	$68,457	$137,887	$(238,292)	$(2,036,964)	$(1,542,005)
Net (Loss) Income —NERA 50%	$38,563	$147,249	$77,641	$34,229	$68,944	$(119,147)		247,478
Net Income —NERA 40%							$(814,786)	(814,786)
								$(567,308)

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Future annual mortgage maturities at December 31, 2021 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
12/31/2022	$—	$222,044	$—	$—	$—	$222,044
12/31/2023	—	230,792	—	—	—	230,792
12/31/2024	—	239,883	—	16,900,000	—	17,139,883
12/31/2025	10,000,000	249,333	—		—	10,249,333
12/31/2026		259,156	—	—	—	259,156
Thereafter	—	7,734,404	6,000,000	—	125,000,000	138,734,404
	10,000,000	8,935,612	6,000,000	16,900,000	125,000,000	166,835,612
Less: unamortized deferred financing costs	(51,709)	(43,281)	(79,448)	(42,803)	(414,664)	(631,905)
	$9,948,291	$8,892,331	$5,920,552	$16,857,197	$124,585,336	$166,203,707

At December 31, 2021 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.97% including the amortization expense of deferred financing costs.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Summary financial information as of December 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,649,177	$2,590,659	$5,373,751	$84,819	$4,998,436	$15,239,672	$80,763,418	$115,699,932
Cash & Cash Equivalents	252,878	55,322	156,073	13,443	159,599	520,150	2,425,085	3,582,550
Rent Receivable	28,181	—	37,127	3,005	3,816	65,511	515,411	653,051
Real Estate Tax Escrow	71,203	—	19,874	—	35,849	106,199	—	233,125
Prepaid Expenses & Other Assets	281,503	80,008	89,636	407	23,198	148,796	1,471,134	2,094,682
Total Assets	$7,282,942	$2,725,989	$5,676,461	$101,674	$5,220,898	$16,080,328	$85,175,048	$122,263,340
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,934,502	$—	$9,099,301	$—	$5,912,368	$16,841,145	$124,520,713	$166,308,029
Accounts Payable & Accrued Expense	68,741	3,200	87,731	2,924	50,514	156,923	675,771	1,045,804
Advance Rental Pmts& Security Deposits	208,851	—	227,908	—	137,792	424,314	2,216,093	3,214,958
Total Liabilities	10,212,094	3,200	9,414,940	2,924	6,100,674	17,422,382	127,412,577	170,568,791
Partners’ Capital	(2,929,152)	2,722,789	(3,738,479)	98,750	(879,776)	(1,342,054)	(42,237,529)	(48,305,451)
Total Liabilities and Capital	$7,282,942	$2,725,989	$5,676,461	$101,674	5,220,898	$16,080,328	$85,175,048	$122,263,340
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,361,395	$—	$49,375	$	$	$	$1,410,769
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,464,576)	$—	$(1,869,240)	$—	$(439,888)	$(671,027)	$(16,895,012)	(21,339,743)
Total Investment in Unconsolidated Joint Ventures (Net)								$(19,928,974)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2021	—	—	—	0	—	—	—	—
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2021	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Summary financial information for the year ended December 31, 2020

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$874,212	$19,848	$1,516,648	$96,223	$1,165,027	$3,497,639	$14,607,212	$21,776,809
Laundry and Sundry Income	12,495	—	604	—	2,951	35,302	78,361	129,713
	886,707	19,848	1,517,252	96,223	1,167,978	3,532,941	14,685,573	21,906,522
Expenses
Administrative	20,296	4,026	36,431	12,995	13,603	59,014	181,332	327,697
Depreciation and Amortization	488,315	20,297	339,513	3,264	348,994	1,059,165	3,696,822	5,956,370
Management Fees	42,958	2,203	57,986	3,529	46,275	132,513	294,565	580,029
Operating	79,195	—	67,885	276	102,397	362,318	1,021,480	1,633,551
Renting	22,782	—	52,571	—	7,994	73,837	309,112	466,296
Repairs and Maintenance	128,728	3,180	138,991	—	95,185	513,642	1,562,154	2,441,880
Taxes and Insurance	256,162	61,612	167,456	17,416	144,664	449,692	2,286,872	3,383,874
	1,038,436	91,318	860,833	37,480	759,112	2,650,181	9,352,337	14,789,697
Income Before Other Income	(151,729)	(71,470)	656,419	58,743	408,866	882,760	5,333,236	7,116,825
Other Income (Loss)
Interest Expense	(299,161)	—	(369,742)	—	(238,233)	(765,692)	(5,069,899)	(6,742,727)
	(299,161)	—	(369,742)	—	(238,233)	(765,692)	(5,069,899)	(6,742,727)
Net Income (Loss)	$(450,890)	$(71,470)	$286,677	$58,744	$170,633	$117,068	$263,337	$374,098
Net Income (Loss)—NERA 50%	$(225,446)	$(35,735)	$143,339	$29,372	$85,317	$58,534		55,380
Net Income —NERA 40%							$105,335	105,335
								$160,715

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Summary financial information for the year ended December 31, 2019

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$7,083,307	$2,593,148	$5,678,703	$88,083	$5,323,570	$15,891,917	$83,980,278	$120,639,006
Cash & Cash Equivalents	197,467	49,460	223,691	8,186	95,965	480,899	2,185,844	3,241,512
Rent Receivable	217,779	33,072	—	—	221	11,284	43,373	305,729
Real Estate Tax Escrow	66,410	—	19,985	—	29,110	85,597	—	201,102
Prepaid Expenses & Other Assets	303,876	97,716	84,228	1,567	23,831	158,714	1,572,665	2,242,597
Total Assets	$7,868,839	$2,773,396	$6,006,607	$97,836	$5,472,697	$16,628,411	$87,782,160	$126,629,946
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,920,713	$—	$9,298,174	$—	$5,904,185	$16,825,094	$124,456,090	$166,404,256
Accounts Payable & Accrued Expense	81,718	2,600	77,908	7,828	47,740	282,855	799,949	1,300,598
Advance Rental Pmts& Security Deposits	321,205	—	325,682	—	151,180	479,585	2,776,988	4,054,640
Total Liabilities	10,323,636	2,600	9,701,764	7,828	6,103,105	17,587,534	128,033,027	171,759,494
Partners’ Capital	(2,454,797)	2,770,796	(3,695,157)	90,008	(630,408)	(959,123)	(40,250,867)	(45,129,548)
Total Liabilities and Capital	$7,868,839	$2,773,396	$6,006,607	$97,836	$5,472,697	$16,628,411	$87,782,160	$126,629,946
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$	$1,385,398	$—	$45,004	$	$	$	1,430,402
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,227,399)	$—	$(1,847,579)	$—	$(315,204)	$(479,562)	$(16,100,347)	(19,970,089)
								$(18,539,687)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	910
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	913
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—
Units sold through February 1, 2020	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—
Unsold units with deposits for future sale as of February 1, 2020	—	—	—	—	—	—	—	—

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

Summary financial information for the year ended December 31, 2019

		Hamilton				Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Bay Apts	Apts	Apts	Park	Total
Revenues
Rental Income	$1,743,610	$222,183	$1,613,295	$93,116	$3,541	$1,136,912	$3,429,864	$16,406,426	$24,648,947
Laundry and Sundry Income	14,350		2,844	—	—	6,033	41,174	100,695	165,096
	1,757,960	222,183	1,616,139	93,116	3,541	1,142,945	3,471,038	16,507,121	24,814,043
Expenses
Administrative	29,307	25,369	24,610	7,497	6,147	7,722	68,877	207,769	377,298
Depreciation and Amortization	483,748	20,297	345,282	7,655	—	357,932	1,046,022	3,642,465	5,903,401
Management Fees	69,039	8,683	62,486	3,556	145	45,624	132,195	342,613	664,341
Operating	89,002	8	80,581	974	—	83,872	398,286	1,138,348	1,791,071
Renting	43,534	—	36,918	64	—	5,324	47,817	361,446	495,103
Repairs and Maintenance	152,930	3,180	125,474	28,399	10,266	133,812	651,948	1,405,732	2,511,741
Taxes and Insurance	245,086	61,493	154,731	22,213	5,206	131,821	404,805	2,049,298	3,074,653
	1,112,646	119,030	830,082	70,358	21,764	766,107	2,749,950	9,147,671	14,817,608
Income Before Other Income	645,314	103,153	786,057	22,758	(18,223)	376,838	721,088	7,359,450	9,996,435
Other Income (Loss)
Interest Expense	(466,737)	—	(377,448)	—	—	(235,883)	(769,526)	(5,065,599)	(6,915,193)
Gain on sale of real estate	—	—	—	306,075	428,560	—	—	—	734,635
	(466,737)	—	(377,448)	306,075	428,560	(235,883)	(769,526)	(5,065,599)	(6,180,558)
Net Income (Loss)	$178,577	$103,153	$408,609	$328,834	$410,337	$140,954	$(48,438)	$2,293,853	$3,815,877
Net Income (Loss)—NERA 50%	$89,289	$51,577	$204,305	$164,417	$205,169	$70,477	$(24,219)		761,014
Net Income —NERA 40%								$917,540	917,540
									$1,678,554

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

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

The amounts contributed by employees are immediately vested and non-forfeitable. Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the year ended December 31, 2021 and 2020 was approximately $45,000 and $45,000 respectively.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Total
Revenue	$15,088,789	$15,447,344	$15,946,672	$16,155,649	$62,638,454
Expenses	11,693,650	11,260,112	12,395,436	13,046,756	48,395,954
Income Before Other Income	3,395,139	4,187,232	3,551,236	3,108,893	14,242,500
Other Expenses	(3,689,319)	(3,617,341)	(3,626,621)	(6,009,382)	(16,942,663)
Net Income (Loss)	$(294,180)	$569,891	$(75,385)	$(2,900,489)	$(2,700,163)
Net Income (Loss) Per Unit	$(2.42)	$4.68	$(0.62)	$(23.83)	$(22.19)
Net Income ( Loss)Per Depositary Receipt	$(0.08)	$0.16	$(0.02)	$(0.79)	$(0.74)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
Revenue	$16,375,584	$15,759,106	$15,142,266	$14,825,754	$62,102,710
Expenses	12,031,150	11,314,637	11,914,630	11,873,260	47,133,677
Income Before Other Income	4,344,434	4,444,469	3,227,636	2,952,494	14,969,033
Other Expenses	(2,975,651)	(2,979,418)	(3,666,920)	(3,922,516)	(13,544,505)
Net Income	$1,368,783	$1,465,051	$(439,284)	$(970,022)	$1,424,528
Net Income (Loss) Per Unit	$11.23	$12.03	$(3.61)	$(7.95)	$11.70
Net Income Per Depositary Receipt	$0.37	$0.40	$(0.12)	$(0.27)	$0.39

NOTE 18—SUBSEQUENT EVENTS

From January 1, 2022 through March 9, 2022, the Partnership has purchased 5,832 Depository Receipts.The average price was $69.94 per receipt, or $2,098.20 per unit. The total cost was $408,024.The Partnership is required to purchase 46 Class B units and 2 General Partnership units at a cost of $96,264 and $4,344 respectively.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2022. In addition to the quarterly distribution, there will be a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31,2022.

Almost two years have passed since we became aware of the current outbreak of COVID- 19, a novel strain of coronavirus. The World Health Organization declared a global pandemic on March 11, 2020. On March 10, 2020 the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities conducted classes in the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population and resulted in significant vacancies in the Partnership’s apartment portfolio.

With the roll out of Covid vaccines in the spring of 2021, the economy made great strides towards returning to a new normal. The Governor of Massachusetts rescinded the State’s Covid-19 restrictions on May 29 and terminated the State of Emergency on June 15. The local colleges and universities returned to campus in September 2021 and the rental market improved significantly as students returned to the area.

During the prior state of emergency, The Hamilton Company, the Partnership’s property manager, had taken steps to maintain the safety of its employees and tenants. Hamilton continued to provide essential services to ensure all properties were kept open, fully functioning, and safe. Hamilton implemented a work from home policy with a skeleton staff present at all site offices to provide for property management, maintenance, leasing and construction services. Leasing was limited to unoccupied units unless permission was granted by the current tenant and a web-based video technology was being used to remotely show apartments. Hamilton and the Partnership will continue to adjust their business practices to comply with Federal and State mandates for workplace and rental property operations.

On February 15, 2022, Eunice M. Harps, a Director of NewReal,Inc. ,submitted her resignation as a Director of NewReal,Inc. effective March 14, 2022.

On February 24, 2022, Russia began an invasion into Ukraine. In response, nations from around the world have placed sanctions of Russia in an attempt to cripple its economy. There is no way to predict how this conflict and  the Russian sanctions will effect both the global and local economies.  If there is a downturn in the economy and significant inflation to the cost of energy, goods and service, there may be material adverse effects to our business, results of operations, cash flows, and financial condition.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2021

NOTE 19—QUALIFYING ACCOUNTS

New England Realty Associates Limited Partnership

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	other account	Deductions	at end
Description	of Period	Expenses	describe	Describe(a)	of Period
Year Ended December 31, 2021:
Deducted from asset accounts:
Allowance for doubtful accounts	1,453,695	436,222		1,058,341	831,576
Year Ended December 31, 2020:
Deducted from asset accounts:
Allowance for doubtful accounts	240,111	1,846,237		632,653	1,453,695
Year Ended December 31, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts	532,161	445,909		737,959	240,111
(a)	Uncollectible accounts written off

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(3)	Second Amended and Restated Contract of Limited Partnership.(1)
(4)	(a) Specimen certificate representing Depositary Receipts.(2)
(b) Description of rights of holders of Partnership securities.(2)
(c) Deposit Agreement, dated August 12, 1987, between the General Partner and the First National Bank of Boston.(3)
(d) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934) (4)
(10.1)	Purchase and Sale Agreement by and between Sally A. Starr and Lisa Brown, Trustees of Omnibus Realty Trust, a nominee trust.(5)
(10.2)	Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(6)
(10.3)	Amendment dated February 27, 2008 to Commitment letter from Wachovia Multifamily Capital, Inc. to The Hamilton Company dated January 11, 2008.(7)
(10.4)

Purchase and Sale and Escrow Agreement dated September 1, 2009 by and between 175 Free Street Investors LLC, as Seller, The Hamilton Company, as Purchaser, and First American Title Insurance Company, as Escrow Agent.(8)

(10.5)	Limited Liability Company Operating Agreement of HBC Holdings, LLC.(9)
(10.6)	Limited Liability Company Agreement of Hamilton Park Towers, LLC.(10)
(10.7)	Pledge Agreement dated October 28, 2009 by and between New England Realty Associates Limited Partnership and HBC Holdings, LLC.(11)
(10.8)	Promissory Note dated October 28, 2009 of New England Realty Associates Limited Partnership in favor of HBC Holdings, LLC.(12)
(10.9)	MultiFamily Note—CME of Hamilton Park Towers, LLC, as Borrower, in favor of Wachovia Multifamily Capital, Inc., as Lender, in the principal amount of $89,914,000 dated October 28, 2009.(13)
(10.10)	Purchase and sale agreement by and between Avon Street Apartments and 503-509 Pleasant Street, LLC.(20)
(10.11)	Purchase and Sale Agreement dated May 20, 2011 by and between Battlegreen Apartments Trust and Hamilton Battle Green LLC(14).
(10.12)	Promissory Note dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Maker, and Harold Brown, as Lender(15).
(10.13)	Pledge Agreement dated June 1, 2011 by and between Avon Street Apartments Limited Partnership, as Pledgor, and Harold Brown, as Pledgee(16).
(10.14)	Hamilton Green Purchase Agreement dated June 14, 2013(17)
(10.15)	Loan Agreement dated July 15, 2013(18)
(10.16)	Revolving Line of Credit dated July 31, 2014(19)
(10.17)	Purchase and Sale Agreement dated August 27, 2015, between Avalon II Massachusetts Value I, L.P., and the Residences at Captain Parker, LLC (25)
(10.18)	Multifamily Loan and Security Agreement dated January 7, 2016 between Residences at Captain Parker, LLC (“Captain Parker”) and KeyBank National Association (“KeyBank”)(21)
(10.19)	Multifamily Note Floating Rate dated January 7, 2016,in the principal amount of $20,071,000 made by Captain Parker(22)
(10.20)	Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture filing Massachusetts dated January 7, 2016 between Captain Parker and KeyBank (23)
(10.21)	Guaranty dated January 7, 2016, made by New England realty associates Limited Partnership as a limited guarantor (24)
(10.22)	Offer to Purchase Agreement dated June 19, 2017 by and between New England Realty Associates Limited Partnership as buyer and M.J. Realty Trust II, as seller. (26)
(10.23)	Assignment and Assumption Agreement dated July 6, 2017, by and between New England Realty Associates Limited Partnership and M.J. Realty Trust II. (27)
(10.24)	Promissory Note dated July 6, 2017 in the principal amount of $16,000,000 payable to HBC Holdings, LLC, made by New England Realty Associates Limited Partnership.(28)

(10.25)	Pledge Agreement dated July 6, 2017, by and between New England Associates Limited Partnership and HBC Holdings, LLC.(29)
(10.26)	Mortgage Note dated as of May 31,2018 in the principal amount of $125,000,000 payable to John Hancock Life Insurance Company (U.S.A.), made by Hamilton Park Towers, LLC (30)
(10.27)	Mortgage, assignment of Leases and Rents and Security Agreement dated May 31, 2018 by and between Hamilton Park Towers, LLC and John Hancock Life Insurance Company (U.S.A.).(31)
(10.28)	Guaranty Agreement dated as of May 31, 2018 made by New England Realty associates Limited Partnership and HBC Holdings, LLC in favor of John Hancock Life Insurance Company (U.S.A.) (32)
(10.29)	Purchase and Sale agreement dated September 27, 2019, between Country Club Garden Apartments and The Hamilton Company, or its Nominee. (33)
(10.30)	Loan Agreement dated December 20, 2019, by and between Mill Street Gardens, LLC, and Insurance Strategy Funding Corp. LLC. (34).
(10.31)	Promissory Note dated December 20, 2019, in the principal amount of $35,000,000, payable to Insurance Strategy Funding Corp. LLC. by Mill Street Gardens, LLC (35)
(10.32)	Guaranty dated December 20, 2019, made by New England Realty Associates Limited Partnership as a Guarantor (36)
(10.33)	Mortgage Deed, Assignment of Rents and Security Agreement dated December 20, 2019 between Mill Street Gardens, LLC and Insurance Strategy Funding Corp. LLC. (37)
(10.34)	Master Credit Facility Agreement dated as of November 30, 2021 by and between KeyBank National Association as the Lender and New England Realty Associates Limited Partnership as the Borrower. (38)
(10.35)

Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filings dated November 30, 2021 between New England Realty Associates Limited Partnership and KeyBank National Association. (39)

(31.1)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of New Real, Inc., sole General Partner of the Partnership)

(31.2)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership)

(32.1)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership) and Jameson Brown, Principal Financial Officer of the Partnership (Treasurer and a Director of NewReal, Inc., sole General Partner of the Partnership).

(99.1)	Combined Financial Statements of Significant Subsidiaries
(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(104)	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Incorporated by reference to Exhibit A to the Partnership’s Statement Furnished in Connection with the Solicitation of Consents filed under the Securities Exchange Act of 1934 on October 14, 1986.
(2)	Incorporated herein by reference to Exhibit A to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(3)	Incorporated herein by reference to Exhibit 2(b) to the Partnership’s Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934 on August 17, 1987.
(4)	Incorporated by reference to Exhibit 4(d) to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 12, 2020.

(5)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated June 30, 1995.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 11, 2008 and filed with the Securities and Exchange Commission on February 6, 2008.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(9)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(10)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(12)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(13)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2009.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2011
(15)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(18)	Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2013.
(19)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(22)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(23)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.

(24)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2016.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Partnership’s Form 10K as filed with the Securities and Exchange Commission on March 11, 2016.
(26)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(27)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(28)	Incorporated herein by reference to Exhibit 10.4 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(29)	Incorporated herein by reference to Exhibit 10.5 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on July 11, 2017.
(30)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(31)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(32)	Incorporated herein by reference to Exhibit 10.3 to the Partnership’s Current report on Form 8-K as filed with the securities and Exchange Commission on June 7, 2018.
(33)	Incorporated herein by reference to Exhibit 10.29 to the Partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(34)	Incorporated herein by reference to Exhibit 10.30 to the Partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(35)	Incorporated herein by reference to Exhibit 10.31 to the Partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(36)	Incorporated herein by reference to Exhibit 10.32 to the Partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(37)	Incorporated herein by reference to Exhibit 10.33 to the Partnership’s Form 10-K as filed with the securities and Exchange Commission on March 12, 2020
(38)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Form 8-K as filed with the securities and Exchange Commission on December 6, 2021
(39)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Form 8-K as filed with the securities and Exchange Commission on December 6, 2021

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

Signature	Title	Date

/s/ Ronald Brown	President and Director of the General Partner (Principal	March 11, 2022
Ronald Brown	Executive Officer)

/s/ Jameson Brown	Treasurer and Director of the General Partner (Principal	March 11, 2022
Jameson Brown	Financial Officer and Principal Accounting Officer)

/s/ David Aloise	Director of the General Partner	March 11, 2022
David Aloise

/s/Andrew Bloch	Director of the General Partner	March 11, 2022
Andrew Bloch

/s/ Eunice Harps	Director of the General Partner	March 11, 2022
Eunice Harps

/s/ Sally Michael	Director of the General Partner	March 11, 2022
Sally Michael

/s/ David Reier	Director of the General Partner	March 11, 2022
David Reier