Form 10-Q
period 2022-03-31
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2022-05-06
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 96,433 of the registrant’s Class A units (2,892,991 Depositary Receipts) of limited partnership issued and outstanding and 22,903 Class B units issued and outstanding.

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

The consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in New England Realty Associates L.P.’s Annual Report on

Form10-K for the fiscal year ended December 31, 2021.

The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Rental Properties	$248,407,550	$251,355,202
Cash and Cash Equivalents	92,265,466	96,083,508
Rents Receivable	625,819	935,303
Real Estate Tax Escrows	1,169,877	861,697
Prepaid Expenses and Other Assets	6,273,580	6,183,981
Investments in Unconsolidated Joint Ventures	1,460,630	1,455,888
Total Assets	$350,202,922	$356,875,579
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	369,970,778	370,481,390
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	23,417,093	22,992,420
Accounts Payable and Accrued Expenses	4,606,387	4,324,879
Advance Rental Payments and Security Deposits	8,317,801	8,369,497
Total Liabilities	406,312,059	406,168,186
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 120,927 and 121,516 units outstanding in 2022 and 2021 respectively	(56,109,137)	(49,292,607)
Total Liabilities and Partners’ Capital	$350,202,922	$356,875,579

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$16,460,006	$14,980,116
Laundry and sundry income	120,403	108,673
	16,580,409	15,088,789
Expenses
Administrative	707,786	652,186
Depreciation and amortization	4,020,768	3,905,918
Management fee	673,084	605,391
Operating	2,676,208	2,045,968
Renting	169,389	261,966
Repairs and maintenance	2,279,651	1,970,087
Taxes and insurance	2,276,573	2,252,134
	12,803,459	11,693,650
Income Before Other Income (Expense)	3,776,950	3,395,139
Other Income (Expense)
Interest income	34	21
Interest expense	(3,454,635)	(3,364,170)
Income (loss) from investments in unconsolidated joint ventures	20,069	(325,170)
	(3,434,532)	(3,689,319)
Net Income (Loss)	$342,418	$(294,180)

Net Income (Loss) per Unit	$2.82	$(2.42)
Weighted Average Number of Units Outstanding	121,247	121,756

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	(7,852,318)	(413,280)	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(935,088)	(222,083)	(11,689)	(1,168,860)
Net (Loss)	—	—	—	—	—	—	(235,344)	(55,894)	(2,942)	(294,180)
Balance March 31 , 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(34,373,879)	$(8,130,295)	$(427,911)	$(42,932,085)

Balance January 1, 2022	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	$(9,338,738)	$(491,512)	$(49,292,607)
Distribution to Partners	—	—	—	—	—	—	(4,656,907)	(1,106,016)	(58,211)	(5,821,134)
Stock Buyback	—	—	—	—	589	(589)	(1,070,321)	(254,118)	(13,375)	(1,337,814)
Net Income	—	—	—	—	—	—	273,934	65,059	3,424	342,418
Balance March 31, 2022	144,180	34,243	1,802	180,225	59,298	120,927	$(44,915,651)	(10,633,813)	(559,674)	(56,109,137)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$342,418	$(294,180)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,020,768	3,905,918
Amortization of deferred finance costs	89,578	59,960
(Income) Loss from investments in joint ventures	(20,069)	325,170
Allowance for doubtful accounts	—	1,271,051
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	35,000	8,500
Decrease (Increase) in rents receivable	309,484	(1,083,925)
Increase in accounts payable and accrued expense	281,508	186,928
(Increase) in real estate tax escrow	(308,180)	(11,485)
(Increase) Decrease in prepaid expenses and other assets	(117,404)	254,378
(Decrease) in advance rental payments and security deposits	(51,696)	(278,905)
Total Adjustments	4,238,989	4,637,590
Net cash provided by operating activities	4,581,407	4,343,410
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	405,000	187,500
Improvement of rental properties	(1,045,311)	(634,103)
Net cash (used in) investing activities	(640,311)	(446,603)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(600,190)	(552,575)
Stock buyback	(1,337,814)	—
Distributions to partners	(5,821,134)	(1,168,860)
Net cash (used in) provided by financing activities	(7,759,138)	(1,721,435)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,818,042)	2,175,372
Cash and Cash Equivalents, at beginning of period	96,083,508	18,646,972
Cash and Cash Equivalents, at end of period	$92,265,466	$20,822,344

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $90,000 and $60,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Comprehensive Income: Comprehensive income is defined as changes in partners’ equity, exclusive of transactions with owners (such as capital contributions and dividends). NERA did not have any comprehensive income items in 2022 or 2021 other than net income as reported.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2022 or 2021. The Partnership makes its temporary cash investments with high-

credit quality financial institutions. At March 31, 2022, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.02%. At March 31, 2022 and December 31, 2021, respectively approximately $92,421,000, and $96,166,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $73,291 and $89,350 for the three months ended March 31, 2022 and 2021, respectively.

Rental Property Held for Sale When assets are identified by management as held for sale, the Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Partnership generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale. If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established.

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the three months ended March 31, 2022 and 2021 there was no capitalized interest.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different, then they are recorded as an extinguishment of debt. However, if it is determined that the refinancing is substantially the same, then they are recorded as an exchange of debt. All refinancing qualify as extinguishment of debt.

Reclassifications Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of March 31, 2022, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of March 31, 2022, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at March 31, 2022 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	March 31, 2022	December 31, 2021	Useful Life
Land, improvements and parking lots	$86,887,276	$86,887,276	15	-	40	years
Buildings and improvements	254,297,847	253,952,680	15	-	40	years
Kitchen cabinets	17,061,510	16,946,916	5	-	10	years
Carpets	12,189,143	12,029,577	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	608,271	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	18,297,897	18,072,761	5	-	30	years
Motor vehicles	171,519	171,519			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	8,099,011	7,898,163	5	-	7	years
Smoke alarms	496,641	496,641	5	-	7	years
Total fixed assets	401,633,553	400,588,242
Less: Accumulated depreciation	(153,226,003)	(149,233,040)
	$248,407,550	$251,355,202

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $673,000 and $605,000 for the three months ended March 31, 2022 and 2021, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the three months ended March 31, 2022 and 2021, approximately $195,000 and $256,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2022 expenses referred to above, approximately $73,000 consisted of repairs and maintenance, and $85,000 of administrative expense. Approximately $37,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2022, the Hamilton Company received approximately $199,000 from the Investment Properties of which approximately $162,000 was the management fee, approximately $26,000 was for maintenance services, approximately $4,000 was for administrative services and approximately $7,000 for construction, architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,039,000 and $843,000 for the three months ended March 31, 2022 and 2021, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the three months ended March 31, 2022, the Partnership accrued $37,000 for the employer’s match portion to the plan. For the three months ended March 31, 2021, the Partnership contributed $11,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the three months ended March 31, 2022 and 2021, the Management Company charged the Partnership $31,250 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,091,000, and $3,067,000 of security deposits are included in prepaid expenses and other assets at March 31, 2022 and December 31, 2021, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at March 31, 2022 and December 31, 2021 is approximately $1,971,000 and $1,819,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $19,000 net of accumulated amortization of approximately $1,399,000 and approximately $26,000 net of accumulated amortization of approximately $1,392,000 at March 31, 2022 and December 31, 2021, respectively.

Financing fees in association with the line of credit of approximately $154,000 and $169,000 are net of accumulated amortization of approximately $25,000 and $10,000 at March 31, 2022 and December 31, 2021 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At March 31, 2022 and December 31, 2021, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At March 31, 2022, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,431,000 including principal, to various dates through 2035.The majority of the mortgages are subject to prepayment penalties. At March 31, 2022, the weighted average interest rate on the above mortgages was 3.61%. The effective rate of 3.71% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $2,619,000 and $2,709,000 are net of accumulated amortization of approximately $1,229,000 and $1,139,000 at March 31, 2022 and December 31, 2021, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at March 31, 2022 are as follows:

2023—current maturities	$8,719,000
2024	31,306,000
2025	11,094,000
2026	21,904,000
2027	6,507,000
Thereafter	293,060,000
372,590,000
Less: unamortized deferred financing costs	(2,619,000)
$369,971,000

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.04%. As of March 31, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At March 31, 2022, amounts received for prepaid rents of approximately $2,287,000 are included in cash and cash equivalents, and security deposits of approximately $3,091,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2022. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2022.

In 2021, regular quarterly distributions of $9.60 per unit ($0.32 per receipt), were paid in March, June, September and December.

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Three Months Ended
	March 31,
	2022	2021
Net Income (Loss) per Depositary Receipt	$0.09	$(0.08)
Distributions per Depositary Receipt	$1.60	$0.32

NOTE 8. TREASURY UNITS

Treasury Units at March 31, 2022 are as follows:

Class A	47,438
Class B	11,267
General Partnership	593
59,298

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2022, the Partnership has repurchased 1,448,321 Depositary Receipts at an average price of $29.189 per receipt (or $875.4 per underlying Class A Unit), 3,729 Class B Units and 196 General Partnership Units, both at an average price of $1,080.00 per Unit, totaling approximately $46,506,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2022, the Partnership purchased a total of 14,132 Depositary Receipts. The average price was $75.71 per receipt or $2,271.30 per unit. The cost including commission was $1,070,321. The Partnership was required to repurchase 111.88 Class B Units and 5.89 General Partnership units at a cost of $254,118 and $13,375 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the three months ended March 31, 2022, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at March 31, 2022 as follows:

Commercial
Property Leases
2023	$2,104,837
2024	1,563,302
2025	934,703
2026	695,022
2027	408,280
Thereafter	414,114
$6,120,258

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $175,000 and $150,000 for the three months ended March 31, 2022 and 2021 respectively. Staples and Trader Joe’s, tenants at Staples Plaza, are approximately 31% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through March 31,	expiring leases	for expiring leases	leases expiring	expiring leases
2023	$939,617	50,247	20	35%
2024	611,637	18,170	8	22%
2025	426,122	15,998	9	15%
2026	223,001	3,473	4	8%
2027	395,326	15,162	8	14%
2028	38,874	1,254	1	1%
2029	—	—	—	—%
2030	142,450	3,850	1	5%
2031	—	—	—	—%
2032	—	—	—	—%
Totals	$2,777,027	108,154	51	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $805,000 and $832,000 at March 31, 2022 and December 31, 2021. Included in rents receivable at March 31, 2022 is approximately $44,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at March 31, 2022 also includes approximately $183,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the three months ended March 31, 2022 and 2021, cash paid for interest was approximately $3,370,000, and $3,306,000 respectively. Cash paid for state income taxes was approximately $2,000 and $56,000 during the three months ended March 31, 2022 and 2021 respectively.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

At March 31, 2022 and December 31, 2021, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2022 and December 31, 2021 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At March 31, 2022 and December 31, 2021 we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2022 and December 31, 2021, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At March 31, 2022	*	$369,970,778	$360,778,648
At December 31, 2021	*	$370,481,390	$383,244,134
Investment Properties
At March 31, 2022	*	$166,176,322	$166,565,137
At December 31, 2021	*	$166,203,705	$175,881,762

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of March 31, 2022, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. In connection with this refinancing, the property incurred a defeasance charge of approximately $3,830,000. Based on its’ ownership in the property, the Partnership incurred 40% of this charge, an expense of approximately $1,532,000. At March 31, 2022, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 28, 2015, Hamilton Essex Development, LLC paid off the outstanding mortgage balance of $1,952,286. The Partnership made a capital contribution of $978,193 to Hamilton Essex Development LLC for its share of the funds required for the transaction. Additionally, the Partnership made a capital contribution of $100,000 to Hamilton Essex 81, LLC. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. In October 2004, the Joint Venture obtained a mortgage on the property in the amount of $8,025,000 and returned $3,775,000 to the Partnership. The Joint Venture obtained a new 10-year mortgage in the amount of $5,500,000 in January 2007. The interest on the new loan was 5.67% fixed for the ten year term with interest only payments for five years and amortized over a 30 year period for the balance of the loan. This loan required a cash contribution by the Partnership of $1,250,000 in December 2006. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In 2005, Hamilton on Main Apartments, LLC obtained a ten year mortgage on the three buildings to be retained. The mortgage was $16,825,000, with interest only of 5.18% for three years and amortizing on a 30 year schedule for the remaining seven years when the balance is due. The net proceeds after funding escrow accounts and closing costs on the mortgage were approximately $16,700,000, which were used to reduce the existing mortgage. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At March 31, 2022, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At March 31, 2022, the balance of this mortgage before unamortized deferred financing costs is approximately $8,881,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at March 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,158,533	$2,587,547	$4,984,470	$80,739	$4,623,273	$14,069,945	$78,062,415	$110,566,922
Assets Held for Sale								0
Cash & Cash Equivalents	579,073	112,861	150,018	9,501	202,934	676,290	2,360,219	4,090,896
Rent Receivable	218,440	71,993	5,694	6,525	18,702	24,636	97,827	443,817
Real Estate Tax Escrow	74,171	—	68,049	—	32,369	88,464	—	263,053
Prepaid Expenses & Other Assets	297,060	59,537	104,028	207	17,181	190,308	2,057,455	2,725,776
Financing & Leasing Fees	—	—	—	—	—	—	—	—
Total Assets	$7,327,277	$2,831,938	$5,312,259	$96,972	$4,894,459	$15,049,643	$82,577,916	$118,090,464
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,951,738	$—	$8,839,286	$—	$5,922,598	$16,861,209	$124,601,492	$166,176,323
Accounts Payable & Accrued Expense	72,582	3,750	94,711	3,901	75,931	186,788	792,148	1,229,811
Advance Rental Pmts & Security Deposits	210,186	—	235,125	—	158,851	432,060	2,655,212	3,691,434
Total Liabilities	10,234,506	3,750	9,169,122	3,901	6,157,380	17,480,057	128,048,852	171,097,568
Partners’ Capital	(2,907,229)	2,828,188	(3,856,863)	93,071	(1,262,921)	(2,430,414)	(45,470,936)	(53,007,104)
Total Liabilities and Capital	$7,327,277	$2,831,938	$5,312,259	$96,972	$4,894,459	$15,049,643	$82,577,916	$118,090,464
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,414,094	$—	$46,536	$—	$—	$—	1,460,630
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,453,616)	$—	$(1,928,433)	$—	$(631,462)	$(1,215,208)	$(18,188,375)	(23,417,093)
Total Investment in Unconsolidated Joint Ventures (Net)								$(21,956,463)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through May 1, 2022	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$441,716	$86,103	$346,820	$24,369	$293,738	$890,382	$3,470,717	$5,553,845
Laundry and Sundry Income	5,526	—	—	—	—	10,551	27,055	43,132
	447,242	86,103	346,820	24,369	293,738	900,933	3,497,772	5,596,977
Expenses
Administrative	4,774	750	11,524	651	2,350	24,520	55,517	100,086
Depreciation and Amortization	119,185	2,927	86,413	816	83,960	268,464	929,135	1,490,900
Management Fees	18,485	3,317	13,803	958	11,393	37,373	76,371	161,700
Operating	52,973	—	21,893	1,172	55,585	108,690	347,529	587,842
Renting	5,627	—	10,160	—	3,802	14,989	57,861	92,439
Repairs and Maintenance	34,929	—	54,531	—	16,213	133,918	354,789	594,380
Taxes and Insurance	66,461	15,990	43,724	4,408	37,727	130,669	609,866	908,845
	302,434	22,984	242,048	8,005	211,030	718,623	2,431,068	3,936,192
Income Before Other Income	144,808	63,119	104,772	16,364	82,708	182,310	1,066,704	1,660,785
Other Income (Loss)
Interest Expense	(62,230)	—	(88,437)	—	(58,739)	(187,378)	(1,263,146)	(1,659,930)
Interest Income	—	—	—	—	—	—		—
	(62,230)	—	(88,437)	—	(58,739)	(187,378)	(1,263,146)	(1,659,930)
Net (Loss) Income	$82,578	$63,119	$16,335	$16,364	$23,969	$(5,068)	$(196,442)	$855
Net (Loss) Income —NERA 50%	$41,289	$31,559	$8,168	$8,182	$11,985	$(2,535)		98,647
Net Income —NERA 40%							$(78,578)	(78,578)
								$20,069

Future annual mortgage maturities at March 31, 2022 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
3/31/2023	$—	$224,199	$—	$—	$—	$224,199
3/31/2024	—	233,032	—	—	—	233,032
3/31/2025	—	242,212	—	16,900,000	—	17,142,212
3/31/2026	10,000,000	251,753	—		—	10,251,753
3/31/2027		261,671	—	—	—	261,671
Thereafter	—	7,668,034	6,000,000	—	125,000,000	138,668,034
	10,000,000	8,880,901	6,000,000	16,900,000	125,000,000	166,780,901
Less: unamortized deferred financing costs	(48,262)	(41,615)	(77,402)	(38,791)	(398,508)	(604,578)
	$9,951,738	$8,839,286	$5,922,598	$16,861,209	$124,601,492	$166,176,323

At March 31, 2022 the weighted average interest rate on the above mortgages was 3.91%. The effective rate was 3.97% including the amortization expense of deferred financing costs.

Summary financial information at March 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,583,704	$2,590,036	$5,289,712	$84,003	$4,914,411	$14,982,149	$80,053,070	$114,497,085
Assets Held for Sale								0
Cash & Cash Equivalents	66,579	40,821	139,721	6,435	132,455	574,605	2,564,784	3,525,400
Rent Receivable	31,379	—	35,916	11,669	9,749	49,425	447,666	585,804
Real Estate Tax Escrow	74,083	—	54,505	—	38,883	113,702	—	281,173
Prepaid Expenses & Other Assets	274,840	75,119	85,816	191	15,187	177,044	1,400,615	2,028,812
Total Assets	$7,030,585	$2,705,976	$5,605,670	$102,298	$5,110,685	$15,896,925	$84,466,135	$120,918,274
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,937,949	$—	$9,048,329	$—	$5,914,414	$16,845,158	$124,536,869	$166,282,719
Accounts Payable & Accrued Expense	66,760	4,000	106,469	3,225	75,274	172,092	722,157	1,149,977
Advance Rental Pmts& Security Deposits	102,170	—	214,146	—	136,840	424,300	2,083,729	2,961,185
Total Liabilities	10,106,879	4,000	9,368,944	3,225	6,126,528	17,441,550	127,342,755	170,393,881
Partners’ Capital	(3,076,294)	2,701,976	(3,763,274)	99,073	(1,015,843)	(1,544,625)	(42,876,620)	(49,475,607)
Total Liabilities and Capital	$7,030,585	$2,705,976	$5,605,670	$102,298	5,110,685	$15,896,925	$84,466,135	$120,918,274
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,350,988	$—	$49,536	$	$	$	$1,400,524
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,538,147)	$—	$(1,881,637)	$—	$(507,922)	$(772,313)	$(17,150,648)	(21,850,666)
Total Investment in Unconsolidated Joint Ventures (Net)								$(20,450,142)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through February 1, 2021	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the three months ended March 31, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$230,217	$—	$333,093	$24,369	$284,524	$816,812	$3,069,883	$4,758,898
Laundry and Sundry Income	3,013	—	112	—	1,276	8,777	26,152	39,330
	233,230	—	333,205	24,369	285,800	825,589	3,096,035	4,798,228
Expenses
Administrative	14,556	853	4,803	714	3,583	20,219	46,851	91,579
Depreciation and Amortization	118,942	5,074	85,345	816	84,025	269,915	924,560	1,488,677
Management Fees	5,260	—	12,412	628	11,296	32,375	65,278	127,249
Operating	29,432	—	13,521	91	34,596	124,933	298,094	500,667
Renting	32,784	—	14,328	—	360	30,760	84,955	163,187
Repairs and Maintenance	52,547	—	23,278	—	19,405	122,446	452,895	670,571
Taxes and Insurance	65,539	14,885	43,670	4,797	34,976	110,134	597,786	871,787
	319,060	20,812	197,357	7,046	188,241	710,782	2,470,419	3,913,717
Income Before Other Income	(85,830)	(20,812)	135,848	17,323	97,559	114,807	625,616	884,511
Other Income (Loss)
Interest Expense	(61,312)	—	(90,643)	—	(58,625)	(187,378)	(1,264,708)	(1,662,666)
	(61,312)	—	(90,643)	—	(58,625)	(187,378)	(1,264,708)	(1,662,666)
Net Income (Loss)	$(147,142)	$(20,812)	$45,205	$17,324	$38,934	$(72,571)	$(639,092)	$(778,155)
Net Income (Loss)—NERA 50%	$(73,571)	$(10,406)	$22,602	$8,661	$19,466	$(36,286)		(69,534)
Net Income —NERA 40%							$(255,636)	(255,636)
								$(325,170)

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the three months ended March 31, 2022 was $37,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17. SUBSEQUENT EVENTS

From April 1, 2022 through May 5, 2022, the Partnership has purchased 9,276 Depository Receipts. The average price was $82.09 per receipt, or $2,462.70 per unit. The total cost was $762,172.The Partnership is required to purchase 73 Class B units and 4 General Partnership units at a cost of $180,838 and $9,518 respectively.

In May 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on June 30, 2022. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31,2022.

On April 25, 2022, Martina N. Alibrandi was appointed to the Board of Directors of NewReal, Inc. and as a member of the Audit Committee of the NewReal, Inc. Board.

On April 25, 2022, New England Realty Associates Limited Partnership (the “Partnership”) and certain affiliates of the Partnership entered into an addition to the Rate Lock Authorization Agreement (the “Agreement”) with KeyBank National Associates (“KeyBank”) dated as of November 10, 2021, and paid the requisite deposit of $1,599,100. The agreement calls for a loan of approximately $79,955,000 at a fixed interest rate of 4.33%. The Partnership intends to use the proceeds to pay down approximately $37,147,000 of existing debt secured by 4 properties, along with approximately $1,895,000 in prepayment penalties. The remaining balance of the loan proceeds of approximately $40,913,000 will be used for general partnership purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained herein includes forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Liquidation Reform Act of 1995 (the “Act”). Forward looking statements in this report, or which management may make orally or in written form from time to time, reflect management’s good faith belief when those statements are made, and are based on information currently available to management. Caution should be exercised in interpreting and relying on such forward looking statements, the realization of which may be impacted by known and unknown risks and uncertainties, events that may occur subsequent to the forward looking statements, and other factors which may be beyond the Partnership’s control and which can materially affect the Partnership’s actual results, performance or achievements for 2022 and beyond. Should one or more of the risks or uncertainties mentioned below materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update our forward looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

More than two years has passed since we became aware of the current outbreak of COVID- 19, a novel strain of coronavirus. The World Health Organization declared a global pandemic on March 11, 2020. On March 10, 2020 the governor of Massachusetts, Charlie Baker, declared a state of emergency and ordered all non-essential businesses closed and prohibited the gathering of 10 or more people. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities conducted classes in the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population and resulted in significant vacancies in the Partnership’s apartment portfolio.

With the introduction and roll out of Covid vaccines in the spring of 2021, the economy is opening back up. The Governor of Massachusetts rescinded the State’s Covid-19 restrictions on May 29, 2021 and terminated the State of Emergency on June 15, 2021. The local colleges and universities returned to campus in September 2021 and the rental market improved significantly as students returned to the area.

On February 24, 2022, Russia began an invasion into Ukraine. In response, nations from around the world have placed sanctions on Russia in an attempt to cripple its economy. There is no way to predict how this conflict and the Russian sanctions will affect both the global and local economies.  If there is a downturn in the economy and significant inflation to the cost of energy, goods and service, there may be material adverse effects to our business, results of operations, cash flows, and financial condition.

Vacancy rates for the Partnership’s residential properties as of May 1, 2022 were 2.0% as compared with a vacancy rate of 6.2% as of May 1, 2021. The vacancy rate for the Joint Venture properties as of May 1, 2022 was 0.6%, as compared to 9.2% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity has been strong as we moved from spring to summer and all indications are that we will have low vacancy rates for the balance of the year.

During the first quarter of 2022, rents increased on average of 4.9% for renewals and increased on average of 11.2% for new leases. For the balance of 2022, management expects a strong rental market with continued rent growth.

For the first quarter of 2022, consolidated revenue increased by 9.9%, operating expenses increased by 9.5% and Income before Other Income (Expense) increased by 11.3%, as compared to the first quarter of 2021.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 8.04%. As of March 31, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

From the start of the Stock Repurchase Program in 2007 through March 31, 2022, the Partnership has purchased 1,448,321 Depositary Receipts. During the three months ended March 31, 2022, the Partnership purchased a total of 14,132 Depositary Receipts.

At May 1, 2022, the Harold Brown related entities and Ronald Brown collectively own approximately 31.3% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership, controlled by the Estate of Harold Brown, are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees.

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

Residential tenants sign a one year lease. During the three months ended March 31, 2022, tenant renewals were approximately 64% with an average rental increase of approximately 4.9%, new leases accounted for approximately 36% with rental rate increases of approximately 11.2%. During the three months ended March 31, 2022, leasing commissions were approximately $81,000 compared to approximately $168,000 for the three months ended March 31, 2021, a decrease of approximately $87,000 (51.8%). Tenant concessions were approximately $11,000 for the three months ended March 31, 2022, compared to approximately $5,000 for the three months ended March 31, 2021, an increase of approximately $6,000 (120.0%). Tenant improvements were approximately $475,000 for the three months ended March 31, 2022, compared to approximately $320,000 for the three months ended March 31, 2021, a decrease of approximately $155,000 (48.4%).

Hamilton accounted for approximately 3.2% of the repair and maintenance expenses paid for by the Partnership during the three months ended March 31, 2022 and 2.3 % during the three months ended March 31, 2021. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $54,000 (84.1%) and approximately $24,000 (52.9%) of the legal services paid for by the Partnership during the three months ended March 31, 2022 and 2021 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the three months ended March 31, 2022, Hamilton provided the Partnership approximately $37,000 in construction and architectural services, compared to approximately $155,000 for the three months ended March 31, 2021.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the three months ended March 31, 2022 and 2021, Hamilton charged the Partnership $31,250 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 and March 31, 2021

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $3,777,000 during the three months ended March 31, 2022, compared to approximately $3,395,000 for the three months ended March 31, 2021, an increase of approximately $382,000 (11.2%).

The rental activity is summarized as follows:

	Occupancy Date
	May 1, 2022	May 1, 2021
Residential
Units	2,911	2,911
Vacancies	57	180
Vacancy rate	2.0%	6.2%
Commercial
Total square feet	108,043	108,154
Vacancy	—	4,844
Vacancy rate	0.0%	4.5%

	Rental Income (in thousands)
	Three Months Ended March 31,
	2022		2021
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$16,460	$16,460	$14,980	$14,980
Residential percentage	95%	95%	94%	94%
Commercial percentage	5%	5%	6%	6%
Contingent rentals	$175	$175	$150	$150

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
Revenues
Rental income	$16,460,006	$14,980,116	$1,479,890	9.9%
Laundry and sundry income	120,403	108,673	11,730	10.8%
	16,580,409	15,088,789	1,491,620	9.9%
Expenses
Administrative	707,786	652,186	55,600	8.5%
Depreciation and amortization	4,020,768	3,905,918	114,850	2.9%
Management fee	673,084	605,391	67,693	11.2%
Operating	2,676,208	2,045,968	630,240	30.8%
Renting	169,389	261,966	(92,577)	(35.3%)
Repairs and maintenance	2,279,651	1,970,087	309,564	15.7%
Taxes and insurance	2,276,573	2,252,134	24,439	1.1%
	12,803,459	11,693,650	1,109,809	9.5%
Income Before Other Income (Expense)	3,776,950	3,395,139	381,811	11.2%
Other Income (Expense)
Interest income	34	21	13	61.9%
Interest expense	(3,454,635)	(3,364,170)	(90,465)	2.7%
Income from investments in unconsolidated joint ventures	20,069	(325,170)	345,239	(106.2%)
	(3,434,532)	(3,689,319)	254,787	(6.9%)
Net Income (Loss)	$342,418	$(294,180)	$636,598	(216.4%)

Rental income for the three months ended March 31, 2022 was approximately $16,460,000, compared to approximately $14,980,000 for the three months ended March 31, 2021, an increase of approximately $1,480,000 (9.9%). The Partnership properties with the largest increases in rental income include 62 Boylston, 1144 Commonwealth, Mill Street Gardens, Hamilton Green, and Lincoln Street with increases of $450,000, $97,000, $72,000, $71,000 and $69,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended March 31, 2022 were approximately $12,803,000 compared to approximately $11,694,000 for the three months ended March 31, 2021, an increase of approximately $1,110,000 (9.5%), primarily due to an increase in snow removal expense. The factors contributing to the increase are an increase in operating expenses of approximately $630,000 (30.8%), an increase in repairs and maintenance of approximately $310,000 (15.7%), and an increase in depreciation and amortization of approximately $115,000 (2.9%).

Interest expense for the three months ended March 31, 2022 was approximately $3,455,000 compared to approximately $3,364,000 for the three months ended March 31, 2021, an increase of approximately $90,000 (2.7%).

At March 31, 2022, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $20,000 for the three months ended March 31, 2022, compared to a net loss of approximately $325,000 for the three months ended March 31, 2021, an increase in income of approximately $345,000 (106.2%). This increase is primarily due to an increase in rental revenue to approximately $2,430,000 from $2,073,000, an increase of approximately $357,000 (17.2%) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Included in the income for the three months ended March 31, 2022 is depreciation and amortization expense of approximately $653,000.

As a result of the changes discussed above, net income for the three months ended March 31, 2022 was approximately $342,000 compared to the net loss of approximately $294,000 for the three months ended March 31, 2021, an increase in income of approximately $636,000 (216.4%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first three months of 2022 and 2021 was the collection of rents. The majority of cash and cash equivalents of $92,265,466 at March 31, 2022 and $96,083,508 at December 31, 2021 were held in interest bearing accounts at creditworthy financial institutions.

The decrease in cash of $3,818,042 for the three months ended March 31, 2022 is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$4,581,407	$4,343,410
Cash (used in) investing activities	(640,311)	(446,603)
Cash (used in) financing activities	(600,190)	(552,575)
Repurchase of Depositary Receipts, Class B and General Partner Units	(1,337,814)	—
Distributions paid	(5,821,134)	(1,168,860)
Net (decrease) increase in cash and cash equivalents	$(3,818,042)	$2,175,372

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The increase in cash used in investing activities is primarily due to improvements to rental properties. The change in cash used in financing activities is due to the pay down of mortgages, the repurchase of depositary receipts, and distributions paid.

During 2022, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $1,045,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Westside Colonial, Old English Village, Hamilton Oaks, Mill Street Gardens, 62 Boylston, and Hamilton Green at a cost of approximately $175,000, $160,000, $95,000, $90,000, $84,000 and $70,000 respectively.

During the three months ended March 31, 2022, the Partnership received distributions of approximately $440,000 from the investment properties. For the three months ended March 31, 2021, the Partnership received $196,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $240,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2022. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2022.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017 and was extended until October 31, 2020. The costs associated with the line of credit extension in 2017 were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension. The Partnership agreed to terms with the lender on October 29, 2021, to extend the line of credit until October 29, 2024. On December 3,

2021, the Partnership paid off the line.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of March 31, 2022, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At March 31, 2022, our proportionate share of the non-recourse debt related to these investments was approximately $70,890,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2022, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2023	2024	2025	2026	2027	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$8,719,140	31,306,301	11,093,452	21,904,169	6,507,098	293,059,974	$372,590,134
Total Contractual Obligations	$8,719,140	$31,306,301	$11,093,452	$21,904,169	$6,507,098	$293,059,974	$372,590,134

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

Factors That May Affect Future Results

Along with risks detailed in Item 1A of the Partnership’s Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 11, 2022 and from time to time in the Partnership’s other filings with the Securities and Exchange Commission, some factors that could cause the Partnership’s actual results, performance or achievements to differ materially from those expressed or implied by forward looking statements include but are not limited to the following:

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

As of March 31, 2022, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $539,371,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of March 31, 2022.

Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 300 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of March 31, 2022 would be approximately $25.5 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures.”

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting as a result of a majority or our office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Partnership is a party to or to which any of the Properties is subject.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in Item 1A, “Risk Factors” in our annual report on Form 10K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the first quarter of 2022:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
January 1-31, 2022	$69.94	5,832	559,977
February 1-28, 2022	$—	—	559,977
March 1-31, 2022	$79.77	8,300	551,677
Total		14,132

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through March 31, 2022, the Partnership has repurchased 1,448,321 Depositary Receipts at an average price of $29.18 per receipt (or $875.40 per underlying Class A Unit), 3,729 Class B Units and 196 General Partnership Units, both at an average price of $1,080.00 per Unit, totaling approximately $46,506,000 including brokerage fees paid by the Partnership.

During the three months ended March 31, 2022, the Partnership purchased a total of 14,132 Depositary Receipts. The average price was $75.71 per receipt or $2,271.30 per unit. The cost including commission was $1,070,321. The Partnership was required to repurchase 111.88 Class B Units and 5.89 General Partnership units at a cost of $254,118 and $13,375 respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 25, 2022, Martina N. Alibrandi was appointed to the Board of Directors of NewReal, Inc. and as a member of the Audit Committee of the NewReal, Inc. Board.

Founder and principal of Martina N. Alibrandi CPA, PC (since 1987), a CPA firm that specializes in tax preparation and planning for mid-size businesses and high net worth individuals. Ms. Alibrandi is a licensed CPA in Massachusetts; a graduate of Boston College, Carroll School of Management, earning a B.S degree in accounting. Ms. Alibrandi worked for Ernst & Young in New York and Boston (1981-1987) before starting her own accounting practice; New England Realty Associates (NERA) was a client of Ms. Alibrandi (1989-2014) and she was involved in the preparation of the quarterly and annual filings to the SEC; Ms Alibrandi was the Chief Operating Officer of MediVector, Inc. a Boston based drug development company (2014 – 2016); Board Member and Treasurer of Sancta Maria Nursing Facility in Cambridge (since 2021); leasing consultant to Sancta Maria Nursing Facility (since 2018) which involves the leases of commercial space at the facility. Based on Ms. Alibrandi’s extensive business experience, she has the requisite experience, qualifications, capabilities and skills necessary to serve as a member of the Board of Directors.

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

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
Dated: May 6, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	May 6 2022
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	May 6, 2022
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	May 6, 2022
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	May 6, 2022
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	May 6, 2022
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	May 6, 2022
Sally Michael

/s/ DAVID REIER	Director of the General Partner	May 6, 2022
David Reier