Form 10-Q
period 2022-06-30
NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
filed 2022-08-05
CIK 746514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 95,840 of the registrant’s Class A units (2,875,196 Depositary Receipts) of limited partnership issued and outstanding and 22,789 Class B units issued and outstanding.

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

The results of operations for the three and six month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Rental Properties	$245,429,217	$251,355,202
Cash and Cash Equivalents	132,631,027	96,083,508
Rents Receivable	653,060	935,303
Real Estate Tax Escrows	1,846,108	861,697
Prepaid Expenses and Other Assets	7,836,007	6,183,981
Investments in Unconsolidated Joint Ventures	1,463,665	1,455,888
Total Assets	$389,859,084	$356,875,579
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	411,900,371	370,481,390
Distribution and Loss in Excess of Investment in Unconsolidated Joint Venture	24,097,346	22,992,420
Accounts Payable and Accrued Expenses	4,040,223	4,324,879
Advance Rental Payments and Security Deposits	9,193,906	8,369,497
Total Liabilities	449,231,846	406,168,186
Commitments and Contingent Liabilities (Notes 3 and 9)	—	—
Partners’ Capital 119,942 and 121,516 units outstanding in 2022 and 2021 respectively	(59,372,762)	(49,292,607)
Total Liabilities and Partners’ Capital	$389,859,084	$356,875,579

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Rental income	$16,825,737	$15,333,216	$33,285,743	$30,313,332
Laundry and sundry income	106,191	114,128	226,593	222,801
	16,931,928	15,447,344	33,512,336	30,536,133
Expenses
Administrative	623,877	559,818	1,331,663	1,212,004
Depreciation and amortization	4,076,597	3,943,664	8,097,365	7,849,582
Management fee	672,370	616,348	1,345,454	1,221,739
Operating	1,522,250	1,407,646	4,198,458	3,453,614
Renting	150,943	221,275	320,332	483,241
Repairs and maintenance	2,974,734	2,334,403	5,254,385	4,304,490
Taxes and insurance	2,300,235	2,176,958	4,576,808	4,429,092
	12,321,006	11,260,112	25,124,465	22,953,762
Income Before Other Income (Expense)	4,610,922	4,187,232	8,387,871	7,582,371
Other Income (Expense)
Interest income	32	25	61	46
Interest expense	(3,623,714)	(3,378,942)	(7,078,349)	(6,743,111)
Income (loss) from investments in unconsolidated joint ventures	90,283	(238,424)	110,351	(563,595)
Other (expenses)	(834,538)	—	(834,533)	—
	(4,367,937)	(3,617,341)	(7,802,470)	(7,306,660)
Net Income	$242,985	$569,891	$585,401	$275,711

Net Income per Unit	$2.02	$4.68	$4.84	$2.26
Weighted Average Number of Units Outstanding	120,528	121,756	120,885	121,756

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

	Units						Partner’s Capital
	Limited		General		Treasury		Limited		General
	Class A	Class B	Partnership	Subtotal	Units	Total	Class A	Class B	Partnership	Total
Balance January 1, 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(33,203,447)	(7,852,318)	(413,280)	$(41,469,045)
Distribution to Partners	—	—	—	—	—	—	(1,870,177)	(444,167)	(23,377)	(2,337,721)
Net Income	—	—	—	—	—	—	220,569	52,385	2,757	275,711
Balance June 30 , 2021	144,180	34,243	1,802	180,225	58,469	121,756	$(34,853,055)	$(8,244,100)	$(433,900)	$(43,531,055)

Balance January 1, 2022	144,180	34,243	1,802	180,225	58,709	121,516	$(39,462,357)	$(9,338,738)	$(491,512)	$(49,292,607)
Distribution to Partners	—	—	—	—	—	—	(5,581,276)	(1,325,553)	(69,766)	(6,976,595)
Stock Buyback	—	—	—	—	1574	(1,574)	(2,951,569)	(700,523)	(36,869)	(3,688,961)
Net Income	—	—	—	—	—	—	468,321	111,226	5,854	585,401
Balance June 30, 2022	144,180	34,243	1,802	180,225	60,283	119,942	$(47,526,881)	(11,253,588)	(592,293)	(59,372,762)

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$585,401	$275,711
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,097,365	7,849,582
Amortization of deferred finance costs	252,729	119,919
(Income) Loss from investments in joint ventures	(110,351)	563,595
Allowance for doubtful accounts	—	1,176,554
Change in operating assets and liabilities
Proceeds from unconsolidated joint ventures	72,500	18,500
Decrease (Increase) in rents receivable	282,243	(915,340)
(Decrease) Increase in accounts payable and accrued expense	(284,656)	424,125
(Increase) in real estate tax escrow	(984,411)	(31,287)
(Increase) in prepaid expenses and other assets	(1,282,943)	(505,968)
Increase in advance rental payments and security deposits	824,409	193,584
Total Adjustments	6,866,885	8,893,264
Net cash provided by operating activities	7,452,286	9,168,975
Cash Flows From Investing Activities
Distribution in excess of investment in unconsolidated joint ventures	1,135,000	400,000
Improvement of rental properties	(2,113,339)	(1,385,258)
Net cash (used in) investing activities	(978,339)	(985,258)
Cash Flows from Financing Activities
Principal payments of mortgage notes payable	(1,198,209)	(1,125,589)
Proceeds from Mortgage Notes Payable	41,937,337	—
Stock buyback	(3,688,961)	—
Distributions to partners	(6,976,595)	(2,337,721)
Net cash provided by (used in) financing activities	30,073,572	(3,463,310)
Net Increase in Cash and Cash Equivalents	36,547,519	4,720,407
Cash and Cash Equivalents, at beginning of period	96,083,508	18,646,972
Cash and Cash Equivalents, at end of period	$132,631,027	$23,367,379

See notes to consolidated financial statements.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Deferred Financing Costs: Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in prepaid expenses and other assets. In all cases, amortization of such costs is included in interest expense and was approximately $253,000 and $120,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Concentration of Credit Risks and Financial Instruments: The Partnership’s properties are located in New England, and the Partnership is subject to the general economic risks related thereto. No single tenant accounted for more than 5% of the Partnership’s revenues in 2022 or 2021. The Partnership makes its temporary cash investments with high-

credit quality financial institutions. At June 30, 2022, substantially all of the Partnership’s cash and cash equivalents were held in interest-bearing accounts at financial institutions, earning interest at rates from 0.01% to 0.02%. At June 30, 2022 and December 31, 2021, respectively approximately $132,102,000, and $96,166,000 of cash and cash equivalents, and security deposits included in prepaid expenses and other assets exceeded federally insured amounts.

Advertising Expense: Advertising is expensed as incurred. Advertising expense was $134,922 and $154,569 for the six months ended June 30, 2022, and 2021, respectively.

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

Interest Capitalized: The Partnership follows the policy of capitalizing interest as a component of the cost of rental property when the time of construction exceeds one year. During the six months ended June 30, 2022, and 2021 there was no capitalized interest.

Extinguishment of Debt: When existing mortgages are refinanced with the same lender and it is determined that the refinancing is substantially different, then they are recorded as an extinguishment of debt. However, if it is determined that the refinancing is substantially the same, then they are recorded as an exchange of debt. All refinancing qualify as extinguishment of debt.

Reclassification: Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

NOTE 2. RENTAL PROPERTIES

As of June 30, 2022, the Partnership and its Subsidiary Partnerships owned 2,892 residential apartment units in 25 residential and mixed-use complexes (collectively, the “Apartment Complexes”). The Partnership also owns 19 condominium units in a residential condominium complex, all of which are leased to residential tenants (collectively referred to as the “Condominium Units”). The Apartment Complexes and Condominium Units are located primarily in the metropolitan Boston area of Massachusetts.

Additionally, as of June 30, 2022, the Partnership and Subsidiary Partnerships owned a commercial shopping center in Framingham, commercial buildings in Newton and Brookline and mixed-use properties in Boston, Brockton, and Newton, all in Massachusetts. These properties are referred to collectively as the “Commercial Properties.”

The Partnership also owned a 40% to 50% ownership interest in seven residential and mixed use complexes (the “Investment Properties”) at June 30, 2022 with a total of 688 apartment units, accounted for using the equity method of consolidation. See Note 14 for summary information on these investments.

Rental properties consist of the following:

	June 30, 2022	December 31, 2021	Useful Life
Land, improvements and parking lots	$86,970,097	$86,887,276	15	-	40	years
Buildings and improvements	254,410,184	253,952,680	15	-	40	years
Kitchen cabinets	17,222,422	16,946,916	5	-	10	years
Carpets	12,459,383	12,029,577	5	-	10	years
Air conditioning	501,697	501,697	5	-	10	years
Laundry equipment	608,271	608,271	5	-	7	years
Elevators	1,885,265	1,885,265	20	-	40	years
Swimming pools	1,090,604	1,090,604	10	-	30	years
Equipment	18,556,199	18,072,761	5	-	30	years
Motor vehicles	171,519	171,519			5	years
Fences	46,872	46,872	5	-	15	years
Furniture and fixtures	8,282,427	7,898,163	5	-	7	years
Smoke alarms	496,641	496,641	5	-	7	years
Total fixed assets	402,701,581	400,588,242
Less: Accumulated depreciation	(157,272,364)	(149,233,040)
	$245,429,217	$251,355,202

NOTE 3. RELATED PARTY TRANSACTIONS

The Partnership’s properties are managed by an entity that is owned by the majority shareholder of the General Partner. The management fee is equal to 4% of gross receipts of rental revenue and laundry income on the majority of the Partnership’s properties and 3% on Linewt. Total fees paid were approximately $1,345,000 and $1,222,000 for the six months ended June 30, 2022 and 2021, respectively.

The Partnership Agreement permits the General Partner or Management Company to charge the costs of professional services (such as counsel, accountants and contractors) to NERA. During the six months ended June 30, 2022 and 2021, approximately $383,000 and $529,000, was charged to NERA for legal, accounting, construction, maintenance, brokerage fees, rental and architectural services and supervision of capital improvements. Of the 2022 expenses referred to above, approximately $147,000 consisted of repairs and maintenance, $170,000 of administrative expense, and approximately $24,000 for renting expense. Approximately $42,000 of expenses for construction, architectural services and supervision of capital projects were capitalized in rental properties. Additionally in 2022, the Hamilton Company received approximately $387,000 from the Investment Properties of which approximately $324,000 was the management fee, approximately $35,000 was for maintenance services, approximately $9,000 was for administrative services and approximately $19,000 for construction, architectural services and supervision of capital projects. The management fee is equal to 4% of gross receipts of rental income on the majority of investment properties and 2% on Dexter Park.

The Partnership reimburses the management company for the payroll and related expenses of the employees who work at the properties. Total reimbursement was approximately $1,913,000 and $1,782,000 for the six months ended June 30, 2022 and 2021, respectively. The Management Company maintains a 401K plan for all eligible employees whereby the employees may contribute the maximum allowed by law. The plan also provides for discretionary contributions by the employer. For the six months ended June 30, 2022, the Partnership accrued $28,000 for the employer’s match portion to the plan. For the six months ended June 30, 2021, the Partnership contributed $22,000 for the employer’s match portion to the plan.

Bookkeeping and accounting functions are provided by the Management Company’s accounting staff, which consists of approximately 14 people. During the six months ended June 30, 2022 and 2021, the Management Company charged the Partnership $62,500 ($125,000 per year) for bookkeeping and accounting services included in administrative expenses above.

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

NOTE 4. PREPAID EXPENSES and OTHER ASSETS

Approximately $3,359,000, and $3,067,000 of security deposits are included in prepaid expenses and other assets at June 30, 2022 and December 31, 2021, respectively. The security deposits and escrow accounts are restricted cash.

Also, included in prepaid expenses and other assets at June 30, 2022 and December 31, 2021 is approximately $2,331,000 and $1,819,000, respectively, held in escrow to fund future capital improvements.

Intangible assets on the acquisition of Mill Street Apartments are included in prepaid expenses and other assets. Intangible assets are approximately $13,000 net of accumulated amortization of approximately $1,405,000 and approximately $26,000 net of accumulated amortization of approximately $1,392,000 at June 30, 2022 and December 31, 2021, respectively.

Financing fees in association with the line of credit of approximately $139,000 and $169,000 are net of accumulated amortization of approximately $40,000 and $10,000 at June 30, 2022 and December 31, 2021 respectively.

NOTE 5. MORTGAGE NOTES PAYABLE

At June 30, 2022 and December 31, 2021, the mortgages payable consisted of various loans, all of which were secured by first mortgages on properties referred to in Note 2. At June 30, 2022, the interest rates on these loans ranged from 2.97% to 4.95%, payable in monthly installments aggregating approximately $1,471,000 including principal, to various dates through 2035.The majority of the mortgages are subject to prepayment penalties. At June 30, 2022, the weighted average interest rate on the above mortgages was 3.69%. The effective rate of 3.80% includes the amortization expense of deferred financing costs. See Note 12 for fair value information. The Partnership’s mortgage debt and the mortgage debt of its unconsolidated joint ventures generally is non-recourse except for customary exceptions pertaining to misuse of funds and material misrepresentations.

Financing fees of approximately $3,310,000 and $2,709,000 are net of accumulated amortization of approximately $850,000 and $1,139,000 at June 30, 2022 and December 31, 2021, respectively, which offset the total mortgage notes payable.

The Partnership has pledged tenant leases as additional collateral for certain of these loans.

Approximate annual maturities at June 30, 2022 are as follows:

2023—current maturities	$8,479,000
2024	2,719,000
2025	3,082,000
2026	21,870,000
2027	6,501,000
Thereafter	372,559,000
415,210,000
Less: unamortized deferred financing costs	(3,310,000)
$411,900,000

On November 30, 2021, the Partnership entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031.

On June 16, 2022, the Partnership entered into an amendment to the Facility Agreement. The additional advance under the Amended Agreement is in the amount of $80,284,000, at a fixed interest rate of 4.33%. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings.

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by 4 properties, along with approximately $854,000 in prepayment penalties. The remaining balance of approximately $42,384,000 will be used for general partnership purposes.

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

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 7.7%. As of June 30, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

The interest rate for the new term is LIBOR plus 300 basis points. The costs associated with the modification and renewal of the line of credit was approximately $179,000. On December 3, 2021, the Partnership paid off the outstanding balance of $17,000,000 on the Line of Credit.

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

NOTE 6. ADVANCE RENTAL PAYMENTS AND SECURITY DEPOSITS

The Partnership’s residential lease agreements may require tenants to maintain a one-month advance rental payment and/or a security deposit. At June 30, 2022, amounts received for prepaid rents of approximately $2,516,000 are included in cash and cash equivalents, and security deposits of approximately $3,359,000 are included in prepaid expenses and other assets and are restricted cash.

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

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on March 31, 2022. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2022. In April 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on June 30, 2022.

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

The Partnership has entered into a deposit agreement with an agent to facilitate public trading of limited partners’ interests in Class A Units. Under the terms of this agreement, the holders of Class A Units have the right to exchange each Class A Unit for 30 Depositary Receipts. The following is information per Depositary Receipt:

	Six Months Ended
	June 30,
	2022	2021
Net Income per Depositary Receipt	$0.16	$0.08
Distributions per Depositary Receipt	$1.92	$0.64

NOTE 8. TREASURY UNITS

Treasury Units at June 30, 2022 are as follows:

Class A	48,226
Class B	11,454
General Partnership	603
60,283

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2022, the Partnership has repurchased 1,471,962 Depositary Receipts at an average price of $29.59 per receipt (or $887.70 per underlying Class A Unit), 3,917 Class B Units and 206 General Partnership Units, both at an average price of $1,143.00 per Unit, totaling approximately $48,857,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2022, the Partnership purchased a total of 37,773 Depositary Receipts. The average price was $78.09 per receipt or $2,342.70 per unit. The cost including commission was $2,951,569. The Partnership was required to repurchase 299.04 Class B Units an15.74 General Partnership units at a cost of $700,523 and $36,870 respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership is involved in various ordinary routine litigation incidental to its business. The Partnership either has insurance coverage or provides for any uninsured claims when appropriate. The Partnership is not involved in any material pending legal proceedings.

NOTE 10. RENTAL INCOME

During the six months ended June 30, 2022, approximately 95% of rental income was related to residential apartments and condominium units with leases of one year or less. The majority of these leases expire in June, July and August. Approximately 5% was related to commercial properties, which have minimum future annual rental income on non-cancellable operating leases at June 30, 2022 as follows:

Commercial
Property Leases
2023	$1,945,000
2024	1,413,000
2025	829,000
2026	649,000
2027	339,000
Thereafter	370,000
$5,545,000

The aggregate minimum future rental income does not include contingent rentals that may be received under various leases in connection with common area charges and real estate taxes. Aggregate contingent rentals from continuing operations were approximately $437,000 and $290,000 for the six months ended June 30, 2022 and 2021 respectively. Staples and Trader Joe’s, tenants at Staples Plaza, are approximately 30% of the total commercial rental income.

The following information is provided for commercial leases:

	Annual base			Percentage of
	rent for	Total square feet	Total number of	annual base rent for
Through June 30,	expiring leases	for expiring leases	leases expiring	expiring leases
2023	$492,297	55,049	22	23%
2024	491,548	14,668	8	22%
2025	463,171	15,804	8	21%
2026	240,827	5,089	5	11%
2027	294,550	12,440	6	14%
2028	—	—	—	—%
2029	38,874	1,254	1	2%
2030	142,450	3,850	1	7%
2031	—	—	—	—%
2032	—	—	—	—%
Totals	$2,163,717	108,154	51	100%

Rents receivable are net of an allowance for doubtful accounts of approximately $733,000 and $832,000 at June 30, 2022 and December 31, 2021. Included in rents receivable at June 30, 2022 is approximately $79,000 resulting from recognizing rental income from non-cancelable commercial leases with future rental increases on a straight-line basis.

Rents receivable at June 30, 2022 also includes approximately $49,000 representing the deferral of rental concession primarily related to the residential properties.

NOTE 11. CASH FLOW INFORMATION

During the six months ended June 30, 2022 and 2021, cash paid for interest was approximately $6,987,000, and $6,650,000 respectively. Cash paid for state income taxes was approximately $49,000 and $60,000 during the six months ended June 30, 2022 and 2021 respectively. During the six months ended June 30, 2022, four properties were involved in a non-cash financing activity of approximately $37,000,000.

NOTE 12. FAIR VALUE MEASUREMENTS

Fair Value Measurements on a Recurring Basis

A June 30, 2022 and December 31, 2021, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2022 and December 31, 2021 the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, and note payable, accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At June 30, 2022 and December 31, 2021 we estimated the fair value of our mortgages payable and other notes based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our secured mortgage debt that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2022 and December 31, 2021, as compared with those in effect when the debt was issued or acquired. The secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

●	For cash and cash equivalents, accounts receivable, other assets, investment in partnerships, accounts payable, advance rents and security deposits: fair value approximates the carrying value of such assets and liabilities.

●	For mortgage notes payable: fair value is generally based on estimated future cash flows, which are discounted using the quoted market rate from an independent source for similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

The following table reflects the carrying amounts and estimated fair value of our debt.

		Carrying Amount	Estimated Fair Value
Mortgage Notes Payable
Partnership Properties
At June 30, 2022	*	$411,900,371	$388,924,374
At December 31, 2021	*	$370,481,390	$383,244,134
Investment Properties
At June 30, 2022	*	$166,148,408	$161,719,301
At December 31, 2021	*	$166,203,705	$175,881,762

* Net of unamortized deferred financing costs

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2022 and current estimates of fair value may differ significantly from the amounts presented herein.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable. As of June 30, 2022, the tax years that generally remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2018 forward.

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

Hamilton Park used the proceeds of the loan to pay off an outstanding loan of approximately $82,000,000 and distributed approximately $41,200,000 to its’ owners. The Partnership’s share of the distribution was approximately $16,500,000. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for the investment using the equity method of accounting, although the Partnership has no legal obligation to fund its’ share of any future operating deficiencies as needed. In connection with this refinancing, the property incurred a defeasance charge of approximately $3,830,000. Based on its’ ownership in the property, the Partnership incurred 40% of this charge, an expense of approximately $1,532,000. At June 30, 2022, the balance on this mortgage before unamortized deferred financing costs is $125,000,000. This investment, Hamilton Park Towers, LLC is referred to as Dexter Park.

On March 7, 2005, the Partnership invested $2,000,000 for a 50% ownership interest in a building comprising 48 apartments, one commercial space and a 50-car surface parking lot located in Boston, Massachusetts. The purchase price was $14,300,000, with a $10,750,000 mortgage. The Joint Venture planned to operate the building and initiate development of the parking lot. In June 2007, the Joint Venture separated the parcels, formed an additional limited liability company for the residential apartments and obtained a mortgage on the property. The new limited liability company formed for the residential apartments and commercial space is referred to as Hamilton Essex 81, LLC. In August 2008, the Joint Venture restructured the mortgages on both parcels at Essex 81. On September 30, 2015, Hamilton Essex 81, LLC obtained a new 10 year mortgage in the amount of $10,000,000, interest only at 2.18% plus the one month Libor rate. The proceeds of the note were used to pay off the existing mortgage of $8,040,719 and the Partnership received a distribution of $978,193 for its share of the excess proceeds. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $10,000,000. The investment in the parking lot is referred to as Hamilton Essex Development, LLC; the investment in the apartments is referred to as Hamilton Essex 81, LLC.

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

In September 2004, the Partnership invested approximately $5,075,000 for a 50% ownership interest in a 42-unit apartment complex located in Lexington, Massachusetts. The purchase price was $10,100,000. On September 12, 2016, the property was refinanced with a 15 year mortgage in the amount of $6,000,000, at 3.71%, interest only. The Joint Venture Partnership paid off the prior mortgage of approximately $5,158,000 with the proceeds of the new mortgage and made a distribution of $385,000 to the Partnership. The cost associated with the refinancing was approximately $123,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30, 2022, the balance on this mortgage before unamortized deferred financing costs is approximately $6,000,000. This investment is referred to as Hamilton Minuteman, LLC.

In August 2004, the Partnership invested $8,000,000 for a 50% ownership interest in a 280-unit apartment complex located in Watertown, Massachusetts. The total purchase price was $56,000,000. The Joint Venture sold 137 units as condominiums. The assets were combined with Hamilton on Main Apartments. Hamilton on Main, LLC is known as Hamilton Place. In August 2014, the property was refinanced with a 10 year mortgage in the amount of $16,900,000 at 4.34% interest only. The Joint Venture paid off the prior mortgage of approximately $15,205,000 with the proceeds of the new mortgage and distributed $850,000 to the Partnership. The costs associated with the refinancing were approximately $161,000. In 2018, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting, although the Partnership has no legal obligation to fund its share of any future operating deficiencies, if needed. At June 30, 2022, the balance of the mortgage before unamortized deferred finance is $16,900,000. The investment is referred to as Hamilton on Main LLC.

In November 2001, the Partnership invested approximately $1,533,000 for a 50% ownership interest in a 40-unit apartment building in Cambridge, Massachusetts. In June 2013, the property was refinanced with a 15 year mortgage in the amount of $10,000,000 at 3.87%, interest only for 3 years and is amortized on a 30-year schedule for the balance of the term. The Joint Venture paid off the prior mortgage of approximately $6,776,000 with the proceeds of the new mortgage. After the refinancing, the Joint Venture made a distribution of $1,610,000 to the Partnership. As a result of the distribution, the carrying value of the investment fell below zero. The Partnership will continue to account for this investment using the equity method of accounting. Although the Partnership has no legal obligation, the Partnership intends to fund its share of any future operating deficits if needed. At June 30, 2022, the balance of this mortgage before unamortized deferred financing costs is approximately $8,826,000. This investment is referred to as 345 Franklin, LLC.

Summary financial information at June 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,045,672	$2,586,925	$4,897,693	$79,923	$4,581,892	$13,896,435	$77,385,213	$109,473,753
Cash & Cash Equivalents	709,651	113,595	217,415	13,122	252,822	808,436	1,890,452	4,005,493
Rent Receivable	208,605	75,159	3,531	4,898	16,493	29,724	136,897	475,307
Real Estate Tax Escrow	73,643	—	34,630	—	29,447	70,172	—	207,892
Prepaid Expenses & Other Assets	319,717	56,859	118,903	630	26,635	176,283	2,792,920	3,491,947
Total Assets	$7,357,288	$2,832,538	$5,272,172	$98,573	$4,907,289	$14,981,050	$82,205,482	$117,654,392
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,955,186	$—	$8,785,710	$—	$5,924,643	$16,865,222	$124,617,647	$166,148,408
Accounts Payable & Accrued Expense	105,777	1,713	64,101	2,064	53,140	168,858	702,566	1,098,219
Advance Rental Pmts & Security Deposits	282,378	—	303,449	—	195,781	455,979	3,825,600	5,063,187
Total Liabilities	10,343,341	1,713	9,153,260	2,064	6,173,564	17,490,059	129,145,813	172,309,814
Partners’ Capital	(2,986,053)	2,830,825	(3,881,088)	96,509	(1,266,275)	(2,509,009)	(46,940,331)	(54,655,422)
Total Liabilities and Capital	$7,357,288	$2,832,538	$5,272,172	$98,573	$4,907,289	$14,981,050	$82,205,482	$117,654,392
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,415,411	$—	$48,254	$—	$—	$—	1,463,665
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,493,027)	$—	$(1,940,544)	$—	$(633,138)	$(1,254,505)	$(18,776,132)	(24,097,346)
Total Investment in Unconsolidated Joint Ventures (Net)								$(22,633,681)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	687
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	690
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through May 1, 2022	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$760,751	$175,371	$714,821	$50,122	$598,537	$1,806,118	$7,120,130	$11,225,850
Laundry and Sundry Income	5,394	—	125	—	776	17,150	49,593	73,038
	766,145	175,371	714,946	50,122	599,313	1,823,268	7,169,723	11,298,888
Expenses
Administrative	8,873	1,548	19,992	1,349	5,755	35,579	109,732	182,828
Depreciation and Amortization	238,779	5,855	173,191	1,632	168,403	537,314	1,865,883	2,991,057
Management Fees	37,096	7,526	28,109	2,053	23,529	72,517	152,670	323,500
Operating	119,220	—	36,715	1,165	75,203	191,826	581,751	1,005,880
Renting	14,065	—	17,206	—	7,014	25,580	72,674	136,539
Repairs and Maintenance	69,868	3,180	83,758	—	44,990	305,954	797,670	1,305,420
Taxes and Insurance	133,102	31,508	87,467	9,120	75,678	261,364	1,220,611	1,818,850
	621,003	49,617	446,438	15,319	400,572	1,430,134	4,800,991	7,764,074
Income Before Other Income	145,142	125,754	268,508	34,803	198,741	393,134	2,368,732	3,534,814
Other Income (Loss)
Interest Expense	(141,388)	—	(176,400)	—	(118,129)	(376,798)	(2,534,570)	(3,347,285)
	(141,388)	—	(176,400)	—	(118,129)	(376,798)	(2,534,570)	(3,347,285)
Net (Loss) Income	$3,754	$125,754	$92,108	$34,803	$80,612	$16,336	$(165,838)	$187,529
Net (Loss) Income —NERA 50%	$1,877	$62,878	$46,054	$17,402	$40,306	$8,168		176,685
Net Income —NERA 40%							$(66,334)	(66,334)
								$110,351

Financial information for the three months ended June 30, 2022

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$318,903	$89,269	$368,001	$25,752	$304,499	$915,736	$3,649,413	$5,671,573
Laundry and Sundry Income	—	—	125	—	1,076	6,599	22,538	30,338
	318,903	89,269	368,126	25,752	305,575	922,335	3,671,951	5,701,911
Expenses
Administrative	4,099	798	8,468	699	3,404	11,059	54,214	82,741
Depreciation and Amortization	119,593	2,928	86,777	816	84,443	268,850	936,748	1,500,155
Management Fees	18,611	4,208	14,306	1,095	12,136	35,145	76,298	161,799
Operating	66,248	—	14,822	(8)	19,617	83,136	234,223	418,038
Renting	8,437	—	7,046	—	3,212	10,591	14,812	44,098
Repairs and Maintenance	34,939	3,180	29,226	—	28,777	172,036	442,881	711,039
Taxes and Insurance	66,641	15,518	43,744	4,712	37,950	130,695	610,745	910,005
	318,568	26,632	204,389	7,314	189,539	711,512	2,369,921	3,827,875
Income Before Other Income	335	62,637	163,737	18,438	116,036	210,823	1,302,030	1,874,036
Other Income (Loss)
Interest Expense	(79,158)	—	(87,963)	—	(59,390)	(189,421)	(1,271,425)	(1,687,357)
	(79,158)	—	(87,963)	—	(59,390)	(189,421)	(1,271,425)	(1,687,357)
Net Income (Loss)	$(78,823)	$62,637	$75,774	$18,438	$56,646	$21,402	$30,605	$186,679
Net Income (Loss)—NERA 50%	$(39,411)	$31,319	$37,888	$9,219	$28,324	$10,702		78,041
Net Income —NERA 40%							$12,242	12,242
								$90,283

Future annual mortgage maturities at June 30, 2022 are as follows:

	Hamilton	345	Hamilton	Hamilton on	Dexter
Period End	Essex 81	Franklin	Minuteman	Main Apts	Park	Total
6/30/2023	$—	$226,376	$—	$—	$—	$226,376
6/30/2024	—	235,293	—	—	—	235,293
6/30/2025	—	244,563	—	16,900,000	—	17,144,563
6/30/2026	10,000,000	254,197	—		—	10,254,197
6/30/2027		264,211	—	—	—	264,211
Thereafter	—	7,601,021	6,000,000	—	125,000,000	138,601,021
	10,000,000	8,825,661	6,000,000	16,900,000	125,000,000	166,725,661
Less: unamortized deferred financing costs	(44,814)	(39,951)	(75,357)	(34,778)	(382,353)	(577,253)
	$9,955,186	$8,785,710	$5,924,643	$16,865,222	$124,617,647	$166,148,408

At June 30, 2022 the weighted average interest rate on the above mortgages was 3.97%. The effective rate was 4.03% including the amortization expense of deferred financing costs.

Summary financial information at June 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
ASSETS
Rental Properties	$6,476,479	$2,589,414	$5,224,951	$83,187	$4,847,230	$14,739,183	$79,408,476	$113,368,920
Cash & Cash Equivalents	22,648	20,622	203,017	9,049	132,985	640,754	3,846,947	4,876,022
Rent Receivable	81,081	57,240	31,630	4,627	5,580	63,123	451,301	694,582
Real Estate Tax Escrow	77,015	—	23,088	—	41,918	121,206	—	263,227
Prepaid Expenses & Other Assets	296,522	72,420	99,238	342	19,670	186,140	1,397,029	2,071,361
Total Assets	$6,953,745	$2,739,696	$5,581,924	$97,205	$5,047,383	$15,750,406	$85,103,753	$121,274,112
LIABILITIES AND PARTNERS’ CAPITAL
Mortgage Notes Payable	$9,941,396	$—	$8,996,847	$—	$5,916,460	$16,849,171	$124,553,024	$166,256,898
Accounts Payable & Accrued Expense	95,536	1,500	103,668	1,485	49,723	207,351	843,393	1,302,656
Advance Rental Pmts& Security Deposits	161,990	—	234,348	—	140,039	425,766	3,291,355	4,253,498
Total Liabilities	10,198,922	1,500	9,334,863	1,485	6,106,222	17,482,288	128,687,772	171,813,052
Partners’ Capital	(3,245,177)	2,738,196	(3,752,939)	95,720	(1,058,839)	(1,731,882)	(43,584,019)	(50,538,940)
Total Liabilities and Capital	$6,953,745	$2,739,696	$5,581,924	$97,205	5,047,383	$15,750,406	$85,103,753	$121,274,112
Partners’ Capital %—NERA	50%	50%	50%	50%	50%	50%	40%
Investment in Unconsolidated Joint Ventures	$—	$1,369,098	$—	$47,860	$	$	$	$1,416,958
Distribution and Loss in Excess of investments in Unconsolidated Joint Ventures	$(1,622,589)	$—	$(1,876,470)	$—	$(529,420)	$(865,941)	$(17,433,608)	(22,328,026)
Total Investment in Unconsolidated Joint Ventures (Net)								$(20,911,068)
Total units/condominiums
Apartments	48	—	40	175	42	148	409	862
Commercial	1	1	—	1	—	—	—	3
Total	49	1	40	176	42	148	409	865
Units to be retained	49	1	40	1	42	148	409	690
Units to be sold	—	—	—	—	—	—	—	—
Units sold through August 1, 2021	—	—	—	175	—	—	—	175
Unsold units	—	—	—	—	—	—	—	—

Financial information for the six months ended June 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$442,072	$57,240	$675,791	$48,739	$571,208	$1,664,274	$6,212,808	$9,672,132
Laundry and Sundry Income	6,208	—	112	—	3,305	18,041	49,361	77,027
	448,280	57,240	675,903	48,739	574,513	1,682,315	6,262,169	9,749,159
Expenses
Administrative	53,869	1,353	15,522	1,490	7,660	34,780	94,730	209,404
Depreciation and Amortization	238,522	10,149	170,865	1,632	168,353	540,561	1,857,642	2,987,724
Management Fees	11,846	—	26,345	1,571	22,875	64,431	129,462	256,530
Operating	69,168	—	26,077	176	54,496	213,689	501,060	864,666
Renting	54,877	—	33,934	—	720	51,559	192,557	333,647
Repairs and Maintenance	82,132	520	64,496	—	56,381	269,025	907,270	1,379,824
Taxes and Insurance	131,175	29,811	87,380	9,901	70,212	221,305	1,197,927	1,747,711
	641,589	41,833	424,619	14,770	380,697	1,395,350	4,880,648	7,779,506
Income Before Other Income	(193,309)	15,407	251,284	33,969	193,816	286,965	1,381,521	1,969,653
Other Income (Loss)
Interest Expense	(122,715)	—	(180,745)	—	(117,877)	(376,793)	(2,529,233)	(3,327,363)
Other Income	—	—	—		—	—	1,222	1,222
	(122,715)	—	(180,745)	—	(117,877)	(376,793)	(2,528,011)	(3,326,141)
Net Income (Loss)	$(316,024)	$15,407	$70,539	$33,969	$75,939	$(89,828)	$(1,146,490)	$(1,356,488)
Net Income (Loss)—NERA 50%	$(158,012)	$7,704	$35,270	$16,985	$37,969	$(44,914)		(105,000)
Net Income —NERA 40%							$(458,595)	(458,595)
								$(563,595)

Financial information for the three months ended June 30, 2021

		Hamilton			Hamilton	Hamilton
	Hamilton	Essex	345	Hamilton	Minuteman	on Main	Dexter
	Essex 81	Development	Franklin	1025	Apts	Apts	Park	Total
Revenues
Rental Income	$211,855	$57,240	$342,698	$24,369	$286,684	$847,462	$3,142,925	$4,913,233
Laundry and Sundry Income	3,195	—	—	—	2,029	9,264	23,209	37,697
	215,050	57,240	342,698	24,369	288,713	856,726	3,166,134	4,950,930
Expenses
Administrative	39,313	500	10,719	775	4,077	14,561	47,878	117,823
Depreciation and Amortization	119,580	5,075	85,520	816	84,328	270,646	933,082	1,499,047
Management Fees	6,586	—	13,933	942	11,579	32,055	64,184	129,279
Operating	39,736	—	12,556	85	19,900	88,756	202,967	364,000
Renting	22,093	—	19,606	—	360	20,798	107,602	170,459
Repairs and Maintenance	29,585	520	41,218	—	36,977	146,578	454,376	709,254
Taxes and Insurance	65,636	14,925	43,709	5,104	35,237	111,171	600,141	875,923
	322,529	21,020	227,261	7,722	192,458	684,565	2,410,230	3,865,785
Income Before Other Income	(107,479)	36,220	115,437	16,647	96,255	172,161	755,904	1,085,145
Other Income (Loss)
Interest Expense	(61,402)	—	(90,102)	—	(59,252)	(189,415)	(1,264,525)	(1,664,696)
Other Income	—	—	—	—	—	—	1,222	1,222
	(61,402)	—	(90,102)	—	(59,252)	(189,415)	(1,263,303)	(1,663,474)
Net Income (Loss)	$(168,881)	$36,220	$25,335	$16,647	$37,003	$(17,254)	$(507,399)	$(578,329)
Net Income (Loss)—NERA 50%	$(84,441)	$18,110	$12,668	$8,324	$18,502	$(8,627)		(35,465)
Net Income —NERA 40%							$(202,959)	(202,959)
								$(238,424)

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

The amounts contributed by employees are immediately vested and non-forfeitable.  Beginning January 1, 2019, the Partnership matched 50% up to 6% of compensation deferred by each employee in the 401(k) plan. The Partnership may make discretionary matching or profit-sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit-sharing contributions made on their behalf after two years of service with the Partnership at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Partnership. Total expense recognized by the Partnership for the 401(k) Plan for the six months ended June 30, 2022 was $28,000.

NOTE 16. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements applicable to the Partnership that would have a material impact on the Partnership’s consolidated financial statements.

NOTE 17. SUBSEQUENT EVENTS

From July 1, 2022 through August 5, 2022, the Partnership has purchased 3,430 Depository Receipts. The average price was $78.18 per receipt, or $2,345.40 per unit. The total cost was $268,607. The Partnership is required to purchase 27 Class B units and 1 General Partnership units at a cost of $63,687 and $3,352 respectively.

In August 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), payable on September 30, 2022.

The Partnership is currently in negotiations to refinance a commercial property located at 659 Worcester Road in Framingham, Massachusetts.

Subsequent to June 30, 2022, the partnership invested approximately $90,000,000 in short term U.S. Treasury bills, maturing at various dates over the next six months.

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

Over the last several months, the Partnership took advantage of the low interest rate environment and refinanced fifteen properties, increased their loan balances, and raised approximately $130,000,000. With interest rates rising, and a threat of an economic slowdown, the Partnership increased the debt level and built cash reserves to acquire additional properties when opportunities become available. Currently, $90,000,000 of these reserves are invested in short-term US Treasuries maturing over 6 months.

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

More than two years has passed since we became aware of the outbreak of COVID- 19, The World Health Organization declared a global pandemic on March 11, 2020. On March 10, 2020 the governor of Massachusetts declared a state of emergency and ordered all non-essential businesses closed. Additionally, March of 2020 saw the closure of local colleges and universities for the balance of the academic year. Colleges in the City of Boston and the surrounding communities conducted classes in the 2020/2021 academic year remotely, or using a hybrid model of remote and limited in class learning. These educational models caused a large decrease in the student population and resulted in significant vacancies in the Partnership’s apartment portfolio.

With the introduction and roll out of Covid vaccines in the spring of 2021, the economy was opening back up. The Governor of Massachusetts rescinded the State’s Covid-19 restrictions on May 29, 2021 and terminated the State of Emergency on June 15, 2021. The local colleges and universities returned to campus in September 2021 and the rental market improved significantly as students returned to the area.

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

The vacancy rate for the Partnership’s residential properties as of August 1, 2022 was 2.0% as compared with a vacancy rate of 3.3% as of August 1, 2021. The vacancy rate for the Joint Venture properties as of August 1, 2022 was 0.9%, as compared to 2.8% for the same period last year. The current vacancy rates are in line with those experienced prior to the Pandemic.

Residential tenants generally have lease terms of 12 months. The majority of these leases will mature during the second and third quarters of the year. Rental activity has been strong as we moved from spring to summer and all indications are that we will have low vacancy rates for the balance of the year.

During the second quarter of 2022, rents increased on average of 5.9% for renewals and increased on average of 15.0% for new leases. For the balance of 2022, management expects a strong rental market with continued rent growth.

For the second quarter of 2022, consolidated revenue increased by 9.7%, operating expenses increased by 9.4% and Income before Other Income (Expense) increased by 10.1%, as compared to the second quarter of 2021.

On July 31, 2014, the Partnership entered into an agreement for a $25,000,000 revolving line of credit. The term of the line was for three years with a floating interest rate equal to a base rate of the greater of (a) the Prime Rate (b) the Federal Funds Rate plus one-half of one percent per annum, or (c) the LIBOR Rate for a period of one month plus 1% per annum, plus the applicable margin of 2.5%. The agreement originally expired on July 31, 2017, and was extended until October 31, 2020. The costs associated with the line of credit extension were approximately $128,000. Prior to the line’s expiration in 2020, the Partnership exercised its option for a one-year extension until October 31, 2021. The Partnership paid an extension fee of approximately $37,500 in association with the extension

On October 29, 2021, the Partnership closed on the modification of its existing line of credit. The agreement extends the credit line for three years until October 29, 2024. The commitment amount is for $25 million but is restricted to $17 million during the modification period. The modification period covers the current period and phases out by December 31, 2022. During this period, the loan covenants are modified from a minimum consolidated debt service ratio of 1.60 to a ratio of 1.35 until September 30, 2022; from a minimum tangible net worth requirement of $200 million to a net worth of $175 million until September 30, 2022; from a maximum consolidated leverage ratio of 65% to a ratio of 70% until September 30, 2022 and from a minimum debt yield of 9.5% to a yield of 8.5% until September 30, 2022 and a yield of 9.0% until December 31, 2022. Once the financial performance of the Partnership meets the original covenant tests for the trailing 12-month period, the commitment amount will return to $25 million. The portfolio’s debt yield fell below the minimum of 8.5% to 7.7%. As of June 30, 2022, the Partnership did not comply with the debt yield financial covenant. As such, the Partnership is unable to draw down any amount from the line of credit until the Partnership meets the required financial covenants.

From the start of the Stock Repurchase Program in 2007 through June 30, 2022, the Partnership has purchased 1,471,962 Depositary Receipts. During the six months ended June 30, 2022, the Partnership purchased a total of 37,773 Depositary Receipts.

At August 1, 2022, the Harold Brown related entities and Ronald Brown collectively own approximately 31.5% of the Depositary Receipts representing the Partnership Class A Units (including Depositary Receipts held by trusts for the benefit of such persons’ family members). Harold Brown related entities also control 75% of the Partnership’s Class B Units, and 75% of the capital stock of NewReal, Inc. (“NewReal”), the Partnership’s sole general partner. Ronald Brown also owns 25% of the Partnership’s Class B Units and 25% of NewReal’s capital stock. In addition, Ronald Brown is the President and director of NewReal and Jameson Brown is NewReal’s Treasurer and a director. The 75% of the issued and outstanding Class B units of the Partnership are owned by HBC Holdings LLC, an entity of which Jameson Brown is the manager. The outstanding stock of The Hamilton Company, Inc. is controlled by Jameson Brown and Harley Brown. The 75% of the issued and outstanding capital stock of NewReal, is owned by the Harold Brown 2013 Revocable Trust (the “2013 Trust”), an entity of which Sally Michaels and David Reier are the trustees.

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

Residential tenants sign a one year lease. During the six months ended June 30, 2022, tenant renewals were approximately 69% with an average rental increase of approximately 5.6%, new leases accounted for approximately 31% with rental rate increases of approximately 13.7%. During the six months ended June 30, 2022, leasing commissions were approximately $156,000 compared to approximately $308,000 for the six months ended June 30, 2021, a decrease of approximately $152,000 (49.4%). Tenant concessions were approximately $24,000 for the six months ended June 30, 2022, compared to approximately $15,000 for the six months ended June 30, 2021, an increase of approximately $9,000 (60.0%). Tenant improvements were approximately $1,089,000 for the six months ended June 30, 2022, compared to approximately $746,000 for the six months ended June 30, 2021, an increase of approximately $343,000 (46.0%).

Hamilton accounted for approximately 2.8% of the repair and maintenance expenses paid for by the Partnership during the six months ended June 30, 2022 and 2.5 % during the six months ended June 30, 2021. Of the funds paid to Hamilton for this purpose, the great majority was to cover the cost of services provided by the Hamilton maintenance department, including plumbing, electrical, carpentry services, and snow removal for those properties close to Hamilton’s headquarters. Several of the larger Partnership properties have their own maintenance staff. Those properties that do not have their own maintenance staff and are located more than a reasonable distance from Hamilton’s headquarters in Allston, Massachusetts are generally serviced by local, independent companies.

Hamilton’s legal department handles most of the Partnership’s eviction and collection matters. Additionally, it prepares most long-term commercial lease agreements and represents the Partnership in selected purchase and sale transactions. Overall, Hamilton provided approximately $107,000 (81.6%) and approximately $59,000 (67.5%) of the legal services paid for by the Partnership during the six months ended June 30, 2022 and 2021 respectively.

Additionally, as described in Note 3 to the consolidated financial statements, The Hamilton Company receives similar fees from the Investment Properties.

The Partnership requires that three bids be obtained for construction contracts in excess of $15,000. Hamilton may be one of the three bidders on a particular project and may be awarded the contract if its bid and its ability to successfully complete the project are deemed appropriate. For contracts that are not awarded to Hamilton, Hamilton charges the Partnership a construction supervision fee equal to 5% of the contract amount. Hamilton’s architectural department also provides services to the Partnership on an as-needed basis. During the six months ended June 30, 2022, Hamilton provided the Partnership approximately $42,000 in construction and architectural services, compared to approximately $302,000 for the six months ended June 30, 2021.

Hamilton’s accounting staff perform bookkeeping and accounting functions for the Partnership. During the six months ended June 30, 2022 and 2021, Hamilton charged the Partnership $62,500 for bookkeeping and accounting services. For more information on related party transactions, see Note 3 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 and June 30, 2021

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, other expense of approximately $4,611,000 during the three months ended June 30, 2022, compared to approximately $4,187,000 for the three months ended June 30, 2021, an increase of approximately $424,000 (10.1%).

The rental activity is summarized as follows:

	Occupancy Date
	August 1, 2022	August 1, 2021
Residential
Units	2,911	2,911
Vacancies	58	97
Vacancy rate	2.0%	3.3%
Commercial
Total square feet	108,043	108,043
Vacancy	20,274	12,890
Vacancy rate	18.8%	11.9%

	Rental Income (in thousands)
	Three Months Ended June 30,
	2022		2021
	Total	Continuing	Total	Continuing
	Operations	Operations	Operations	Operations
Total rents	$16,826	$16,826	$15,333	$15,333
Residential percentage	94%	95%	94%	94%
Commercial percentage	6%	5%	6%	6%
Contingent rentals	$263	$263	$290	$290

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021:

	Three Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
Revenues
Rental income	$16,825,737	$15,333,216	$1,492,521	9.7%
Laundry and sundry income	106,191	114,128	(7,937)	(7.0%)
	16,931,928	15,447,344	1,484,584	9.6%
Expenses
Administrative	623,877	559,818	64,059	11.4%
Depreciation and amortization	4,076,597	3,943,664	132,933	3.4%
Management fee	672,370	616,348	56,022	9.1%
Operating	1,522,250	1,407,646	114,604	8.1%
Renting	150,943	221,275	(70,332)	(31.8%)
Repairs and maintenance	2,974,734	2,334,403	640,331	27.4%
Taxes and insurance	2,300,235	2,176,958	123,277	5.7%
	12,321,006	11,260,112	1,060,894	9.4%
Income Before Other Income (Expense)	4,610,922	4,187,232	423,690	10.1%
Other Income (Expense)
Interest income	32	25	7	28.0%
Interest expense	(3,623,714)	(3,378,942)	(244,772)	7.2%
Income from investments in unconsolidated joint ventures	90,283	(238,424)	328,707	(137.9%)
Other Income (Expense)	(834,538)	—	(834,538)	100.0%
	(4,367,937)	(3,617,341)	(750,596)	20.7%
Net Income	$242,985	$569,891	$(326,906)	(57.4%)

Rental income for the three months ended June 30, 2022 was approximately $16,826,000, compared to approximately $15,333,000 for the three months ended June 30, 2021, an increase of approximately $1,493,000 (9.7%). The Partnership properties with the largest increases in rental income include 62 Boylston, 1144 Commonwealth, Westgate Apartments, Hamilton Green, and Mill Street Gardens with increases of $619,000, $184,000, $123,000, $89,000 and $82,000 respectively. Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the three months ended June 30, 2022 were approximately $12,321,000 compared to approximately $11,260,000 for the three months ended June 30, 2021, an increase of approximately $1,061,000 (9.4%), The factors contributing to the increase are an increase in repairs and maintenance of approximately $640,000 (27.4%), primarily due to an increase in the renovation of apartments, an increase in depreciation and amortization of approximately $133,000 (3.4%), and an increase in taxes and insurance of approximately $123,000 (5.7%).

Interest expense for the three months ended June 30, 2022 was approximately $3,624,000 compared to approximately $3,379,000 for the three months ended June 30, 2021, an increase of approximately $245,000 (7.2%). The increase is due to the refinancing of properties, increasing the amount of the debt, which increased the interest expense for the period.

At June 30, 2022, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $90,000 for the three months ended June 30, 2022, compared to a net loss of approximately $238,000 for the three months ended June 30, 2021, an increase in income of approximately $329,000 (137.9%). This increase is primarily due to an increase in rental revenue to approximately $2,471,000 from $2,142,000, an increase of approximately $329,000 (15.4%) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Included in the income for the three months ended June 30, 2022 is depreciation and amortization expense of approximately $656,000.

On November 30, 2021, the Partnership entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031.

On June 16, 2022, the Partnership entered into an amendment to the Facility Agreement. The additional advance under the Amended Agreement is in the amount of $80,284,000, at a fixed interest rate of 4.33%. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings.

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $854,000 in prepayment penalties, which are included in other expenses. The remaining balance of approximately $42,384,000 will be used for general partnership purposes.

As a result of the changes discussed above, net income for the three months ended June 30, 2022 was approximately $243,000 compared to net income of approximately $570,000 for the three months ended June 30, 2021, a decrease in income of approximately $327,000 (57.4%).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021:

The Partnership and its Subsidiary Partnerships earned income before interest expense, income from investments in unconsolidated joint ventures, and other expense of approximately $8,388,000 during the six months ended June 30, 2022, compared to approximately $7,582,000 for the six months ended June 30, 2021, an increase of approximately $806,000 (10.6%).

	Six Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
Revenues
Rental income	$33,285,743	$30,313,332	$2,972,411	9.8%
Laundry and sundry income	226,593	222,801	3,792	1.7%
	33,512,336	30,536,133	2,976,203	9.7%
Expenses
Administrative	1,331,663	1,212,004	119,659	9.9%
Depreciation and amortization	8,097,365	7,849,582	247,783	3.2%
Management fee	1,345,454	1,221,739	123,715	10.1%
Operating	4,198,458	3,453,614	744,844	21.6%
Renting	320,332	483,241	(162,909)	(33.7)%
Repairs and maintenance	5,254,385	4,304,490	949,895	22.1%
Taxes and insurance	4,576,808	4,429,092	147,716	3.3%
	25,124,465	22,953,762	2,170,703	9.5%
Income Before Other Income ( Expense)	8,387,871	7,582,371	805,500	10.6%
Other Income (Expense)
Interest income	61	46	15	32.6%
Interest (expense)	(7,078,349)	(6,743,111)	(335,238)	5.0%
Income from investments in unconsolidated joint ventures	110,351	(563,595)	673,946	(119.6%)
Other (Expense) Income	(834,533)	—	(834,533)	100.0%
	(7,802,470)	(7,306,660)	(495,810)	6.8%
Net Income	$585,401	$275,711	$309,690	112.3%

Rental income for the six months ended June 30, 2022 was approximately $33,285,000, compared to approximately $30,313,000 for the six months ended June 30, 2021, an increase of approximately $2,972,000 (9.8%). Included in rental income is contingent rentals collected on commercial properties. The Partnership properties with the largest increases in rental income include 62 Boylston, 1144 Commonwealth, Westgate Apartments, Hamilton Green, and Mill Street Gardens, with increases of $1,069,000, $281,000, $182,000, $160,000 and $154,000 respectively.

Included in rental income is contingent rentals collected on commercial properties. Contingent rentals include such charges as bill backs of common area maintenance charges, real estate taxes, and utility charges.

Operating expenses for the six months ended June 30, 2022 were approximately $25,124,000 compared to approximately $22,954,000 for the six months ended June 30, 2021, an increase of approximately $2,170,000 (9.5%), primarily due to an increase in the refurbishment of apartments, and an increase in snow removal expense during the winter. The factors contributing to this net increase are an increase in repairs and maintenance expenses of approximately $950,000 (22.1%), an increase in operating expense of approximately $745,000 (21.6%), and an increase in depreciation and amortization of approximately $248,000 (3.2%).

Interest expense for the six months ended June 30, 2022 was approximately $7,078,000 compared to approximately $6,743,000 for the six months ended June 30, 2021, an increase of approximately $335,000 (5.0%). The increase is due to the refinancing of properties, increasing the amount of debt, which increased the interest expense for the period.

At June 30, 2022, the Partnership has between a 40% and 50% ownership interests in seven different Investment Properties. See a description of these properties included in the section titled Investment Properties as well as Note 14 to the Consolidated Financial Statements for a detail of the financial information of each Investment Property.

As described in Note 14 to the Consolidated Financial Statements, the Partnership’s share of the net income from the Investment Properties was approximately $110,000 for the six months ended June 30, 2022, compared to a net loss of approximately $564,000 for the six months ended June 30, 2021, an increase in income of approximately $674,000 (119.6%). This increase is primarily due to an increase in rental revenue of approximately $ 4,901,000 for the six months ended June 30, 2022 from approximately $4,215,000 for the six months ended June 30, 2021, an increase of approximately $686,000 (16.3%). Included in the income for the six months ended June 30, 2022 is depreciation and amortization expense of approximately $1,309,000.

On November 30, 2021, the Partnership entered into a Master Credit Facility Agreement (the “Facility Agreement”) with KeyBank National Association (“KeyBank”) dated as of November 30, 2021, with an initial advance in the amount of $156,000,000. Interest only on the debt at a fixed interest rate of 2.97% is payable on a monthly basis through December 31, 2031.

On June 16, 2022, the Partnership entered into an amendment to the Facility Agreement. The additional advance under the Amended Agreement is in the amount of $80,284,000, at a fixed interest rate of 4.33%. The Partnership’s obligations under the Facility Agreement are secured by mortgages on certain properties pursuant to certain Mortgage, Assignment of Leases and Rents, and Security Agreement and Fixture Filings.

The Partnership used the proceeds to pay down approximately $37,065,000 of existing debt secured by four properties, along with approximately $854,000 in prepayment penalties, which are included in other expenses. The remaining balance of approximately $42,384,000 will be used for general partnership purposes.

As a result of the changes discussed above, net income for the six months ended June 30, 2022 was approximately $585,000 compared to income of approximately $276,000 for the six months ended June 30, 2021, an increase in net income of approximately $309,000 (112.3%).

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s principal source of cash during the first six months of 2022 and 2021 was the proceeds from the refinancing of 4 properties for approximately $41,000,000 and the collection of rents. The majority of cash and cash equivalents of $132,631,027 at June 30, 2022 and $96,083,508 at December 31, 2021 were held in interest bearing accounts at creditworthy financial institutions.

The increase in cash of $36,547,519 for the six months ended June 30, 2022 is summarized as follows:

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$7,452,286	$9,168,975
Cash (used in) investing activities	(978,339)	(985,258)
Cash provided by (used in) financing activities	40,739,128	(1,125,589)
Repurchase of Depositary Receipts, Class B and General Partner Units	(3,688,961)	—
Distributions paid	(6,976,595)	(2,337,721)
Net increase in cash and cash equivalents	$36,547,519	$4,720,407

The change in cash provided by operating activities is due to various factors, including a change in depreciation expense, a change in income and distribution from joint ventures, and other factors. The decrease in cash used in investing activities is primarily due to improvements to rental properties. The change in cash used in financing activities is due to the refinancing of 4 properties, the pay down of mortgages, the repurchase of depositary receipts, and distributions paid.

During 2022, the Partnership and its Subsidiary Partnerships have completed improvements to certain of the Properties at a total cost of approximately $2,113,000. These improvements were funded from cash reserves. Cash reserves have been adequate to fully fund improvements. The most significant improvements were made at Westside Colonial, Hamilton Green, Hamilton Oaks, Old English Village, 62 Boylston, and Redwood Hills at a cost of approximately $250,000, $243,000, $187,000, $184,000, $180,000 and $180,000 respectively.

During the six months ended June 30, 2022, the Partnership received distributions of approximately $1,208,000 from the investment properties. For the six months ended June 30, 2021, the Partnership received $419,000 in distributions from the investment properties. Included in these net distributions is the amount from Dexter Park of approximately $840,000 and $80,000 for the six months ended June 30, 2022 and 2021, respectively.

In January 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on March 31, 2022. In addition to the quarterly distribution, there was a special distribution of $38.40 per Class A unit ($1.28 per Receipt) payable on March 31, 2022. In April 2022, the Partnership approved a quarterly distribution of $9.60 per Unit ($0.32 per Receipt), which was paid on June 30, 2022.

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

Off-Balance Sheet Arrangements—Joint Venture Indebtedness

As of June 30, 2022, the Partnership had a 40%-50% ownership interest in seven Joint Ventures, five of which have mortgage indebtedness. We do not have control of these partnerships and therefore we account for them using the equity method of consolidation. At June 30, 2022, our proportionate share of the non-recourse debt related to these investments was approximately $70,863,000. See Note 14 to the Consolidated Financial Statements.

Contractual Obligations

As of June 30, 2022, we are subject to contractual payment obligations as described in the table below.

		Payments due by period

	2023	2024	2025	2026	2027	Thereafter	Total

Contractual Obligations

Long -term debt
Mortgage debt	$8,478,560	2,719,180	3,082,194	21,870,220	6,500,886	372,559,664	$415,210,704
Total Contractual Obligations	$8,478,560	$2,719,180	$3,082,194	$21,870,220	$6,500,886	$372,559,664	$415,210,704

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

As of June 30, 2022, the Partnership, its Subsidiary Partnerships and the Investment Properties collectively have approximately $581,936,000 in long-term debt, substantially all of which require payment of interest at fixed rates. Accordingly, the fair value of these debt instruments is affected by changes in market interest rates. This long term debt matures through 2035. The Partnership, its Subsidiary Partnerships and the Investment Properties collectively have variable rate debt of $10,000,000 (without taking out unamortized deferred financing costs) as of June 30, 2022. Interest rates ranged from LIBOR plus 195 basis points to LIBOR plus 300 basis points. Assuming interest-rate caps are not in effect, if market rates of interest on the Partnership’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Partnership’s variable rate debt would be approximately $50,000 annually and the increase or decrease in the fair value of the Partnership’s fixed rate debt as of June 30, 2022 would be approximately $23.3 million. For information regarding the fair value and maturity dates of these debt obligations, See Note 5 to the Consolidated Financial Statements — “Mortgage Notes Payable,” Note 12 to the Consolidated Financial Statements — “Fair Value Measurements” and Note 14 to the Consolidated Financial Statements — “Investment in Unconsolidated Joint Ventures”.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting as a result of a majority or our office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchase of Equity Securities during the second quarter of 2022:

			Remaining number
		Depositary Receipts	of Depositary Receipts
		Purchased as Part	that may be purchased
	Average	of Publicly	Under the Plan
Period	Price Paid	Announced Plan	(as Amended)
April 1-30, 2022	$82.18	8,733	542,944
May 1-31, 2022	$78.87	2,675	540,269
June 1-30, 2022	$77.73	12,233	528,036
Total		23,641

On August 20, 2007, NewReal, Inc., the General Partner authorized an equity repurchase program (“Repurchase Program”) under which the Partnership was permitted to purchase, over a period of twelve months, up to 300,000 Depositary Receipts (each of which is one-tenth of a Class A Unit). Over time, the General Partner has authorized increases in the equity repurchase program. On March 10, 2015, the General Partner authorized an increase in the Repurchase Program from 1,500,000 to 2,000,000 Depository Receipts and extended the Program for an additional five years from March 31, 2015 until March 31, 2020. On March 9, 2020, the General Partner extended the program for an additional five years from March 31, 2020 to March 31, 2025. The Repurchase Program requires the Partnership to repurchase a proportionate number of Class B Units and General Partner Units in connection with any repurchases of any Depositary Receipts by the Partnership based upon the 80%, 19% and 1% fixed distribution percentages of the holders of the Class A, Class B and General Partner Units under the Partnership’s Second Amended and Restated Contract of Limited Partnership. Repurchases of Depositary Receipts or Partnership Units pursuant to the Repurchase Program may be made by the Partnership from time to time in its sole discretion in open market transactions or in privately negotiated transactions. From August 20, 2007 through June 30, 2022, the Partnership has repurchased 1,471,962 Depositary Receipts at an average price of $29.59 per receipt (or $887.70 per underlying Class A Unit), 3,917 Class B Units and 206 General Partnership Units, both at an average price of $1,143.00 per Unit, totaling approximately $48,857,000 including brokerage fees paid by the Partnership.

During the six months ended June 30, 2022, the Partnership purchased a total of 37,773 Depositary Receipts. The average price was $78.09 per receipt or $2,342.70 per unit. The cost including commission was $2,951,569. The Partnership was required to repurchase 299.04 Class B Units and 15.74 General Partnership units at a cost of $700,523 and $36,870 respectively.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

See the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
(10.1)	Rate Lock Authorization Agreements dated as of April 25, 2022, by and between Keybank National Associates as the Lender, and New England Realty Associates Limited Partnership as the Borrower.(1)
(10.2)

Reaffirmation, Joinder and First Amendment to the Master Credit Facility Agreement dated as of June 16, 2022, by and between Keybank National Association as the Lender, and New England Realty Associates Limited Partnership as the Borrower.(2)

(10.3)	Multifamily Note, Mortgage, dated June 16, 2022 by and between New England Realty Associates Limited Partnership and Keybank National Association.(3)
(10.3.1)	Assignment of Leases and Rents and Security Agreement and Fixture Filings dated June 16, 2022 by and between New England Realty Associates Limited Partnership and Keybank National Association.(4)
(10.3.2)

Multifamily Note, Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filings dated June 16, 2022 by and between New England Realty Associates Limited Partnership and Keybank National Association.(5)

(31.1)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald Brown, Principal Executive Officer of the Partnership (President and a Director of NewReal, Inc., sole General Partner of the Partnership).

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

(101.1)

The following financial statements from New England Realty Associates Limited Partnership Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Property Language: (i) Consolidated Balance Sheets, (unaudited) (ii) Consolidated Statements of Income, (unaudited) (iii) Consolidated Statements of Changes in Partners’ Capital, (unaudited) (iv) Consolidated Statements of Cash Flows, (unaudited) and (v) Notes to Consolidated Financial Statements, (unaudited) (filed herewith).

(104)	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 29, 2022.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(3)	Incorporated herein by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(4)	Incorporated herein by reference to Exhibit 10.2.1 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.
(5)	Incorporated herein by reference to Exhibit 10.2.2 to the Partnership’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND REALTY ASSOCIATES LIMITED PARTNERSHIP
By:	/s/ NEWREAL, INC.

Its General Partner

By:	/s/ RONALD BROWN
Ronald Brown, President
Dated: August 5, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD BROWN	President and Director of the General Partner	August 5 2022
Ronald Brown	(Principal Executive Officer)

/s/ JAMESON BROWN	Treasurer and Director of the General Partner	August 5, 2022
Jameson Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTINA ALIBRANDI	Director of the General Partner	August 5, 2022
Martina Alibrandi

/s/ DAVID ALOISE	Director of the General Partner	August 5, 2022
David Aloise

/s/ ANDREW BLOCH	Director of the General Partner	August 5, 2022
Andrew Bloch

/s/ SALLY MICHAEL	Director of the General Partner	August 5, 2022
Sally Michael

/s/ DAVID REIER	Director of the General Partner	August 5, 2022
David Reier